Form 10-Q
period 2013-03-31
Independent Bank Group, Inc.
filed 2013-05-15
CIK 1564618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2013.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                 to                    .

Commission file number 001-35854

Independent Bank Group, Inc.

(Exact name of registrant as specified in its charter)

Texas	13-4219346
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 Redbud Boulevard, Suite 400 McKinney, Texas	75069-3257
(Address of principal executive offices)	(Zip Code)

(972) 562-9004

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check One:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, $0.01 Par Value – 12,062,027 shares as of May 15, 2013.

INDEPENDENT BANK GROUP, INC. AND SUBSIDIARIES

Form 10-Q

Quarter Ended March 31, 2013

***

Independent Bank Group, Inc. and Subsidiaries

Consolidated Balance Sheets

March 31, 2013 and December 31, 2012 (unaudited)

(Dollars In thousands)

	Pro Forma March 31,	March 31,	December 31,
Assets	2013	2013	2012
	(Unaudited)
	(Note 1)
Cash and due from banks	$17,560	$17,560	$30,920
Federal Reserve Excess Balance Account (“EBA”)	63,330	63,330	71,370
Cash and cash equivalents	80,890	80,890	102,290

Certificates of deposit held in other banks	4,682	4,682	7,720
Securities available for sale (amortized cost of $112,846, $112,846 and $110,777, respectively)	114,540	114,540	113,355
Loans held for sale	6,090	6,090	9,162
Loans, net of allowance for loan losses of $11,984, $11,984 and $11,478, respectively	1,403,922	1,403,922	1,358,036
Premises and equipment, net	72,903	72,903	70,581
Other real estate owned	8,459	8,459	6,819
Adriatica real estate	9,724	9,724	9,727
Goodwill	28,742	28,742	28,742
Core deposit intangible, net	3,075	3,075	3,251
Federal Home Loan Bank (“FHLB”) of Dallas stock and other restricted stock	8,170	8,170	8,165
Bank-owned life insurance (“BOLI”)	11,005	11,005	10,924
Deferred tax asset	581	—	—
Other assets	11,932	11,932	11,288
Total assets	$1,764,715	$1,764,134	$1,740,060

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$243,235	$243,235	$259,664
Interest-bearing	1,171,864	1,171,864	1,131,076
Total deposits	1,415,099	1,415,099	1,390,740

FHLB advances	164,552	164,552	164,601
Notes payable	15,082	15,082	15,729
Other borrowings	12,064	12,064	12,252
Other borrowings, related parties	8,536	8,536	8,536
Junior subordinated debentures	18,147	18,147	18,147
Dividends payable	2,324	2,324	—
Other liabilities	4,188	4,188	5,545
Total liabilities	1,639,992	1,639,992	1,615,550

Commitments and contingencies

Stockholders’ equity:
Common stock (8,278,354 shares outstanding)	83	83	83
Additional paid-in capital	122,597	88,973	88,791
Retained earnings	581	33,624	33,290
Treasury stock, at cost ( 8,647 shares)	(232)	(232)	(232)
Accumulated other comprehensive income	1,694	1,694	2,578
Total stockholders’ equity	124,723	124,142	124,510

Total liabilities and stockholders’ equity	$1,764,715	$1,764,134	$1,740,060

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Income

Three months ended March 31, 2013 and 2012 (unaudited)

(Dollars in thousands, except per share information)

	Three months ended March 31,
	2013	2012
Interest income:
Interest and fees on loans	$20,759	$14,899
Interest on taxable securities	366	385
Interest on nontaxable securities	249	199
Interest on federal funds sold and other	47	23
Total interest income	21,421	15,506

Interest expense:
Interest on deposits	1,728	2,134
Interest on FHLB advances	828	492
Interest on notes payable and other borrowings	515	450
Interest on junior subordinated debentures	135	128
Total interest expense	3,206	3,204
Net interest income	18,215	12,302

Provision for loan losses	1,030	575
Net interest income after provision for loan losses	17,185	11,727

Noninterest income:
Service charges on deposit accounts	1,139	809
Mortgage fee income	1,066	963
Gain (loss) on sale of other real estate	25	(53)
Loss on sale of securities available for sale	—	(3)
Gain on sale of premises and equipment	1	1
Increase in cash surrender value of BOLI	81	82
Other	114	92
Total noninterest income	2,426	1,891

Noninterest expense:
Salaries and employee benefits	7,748	5,840
Occupancy	2,147	1,670
Data processing	296	267
FDIC assessment	246	199
Advertising and public relations	216	154
Communications	340	308
Net other real estate owned expenses (including taxes)	166	73
Operations of IBG Adriatica, net	197	300
Other real estate impairment	448	—
Core deposit intangible amortization	176	142
Professional fees	272	243
Acquisition expense, including legal	137	216
Other	1,534	1,082
Total noninterest expense	13,923	10,494
Net income	$5,688	$3,124
Basic earnings per share	$0.69	$0.44
Diluted earnings per share	$0.68	$0.43

Pro Forma:
Income tax expense	$1,866	$940
Net income	$3,822	$2,184
Basic earnings per share	$0.46	$0.30
Diluted earnings per share	$0.46	$0.30

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

Three months ended March 31, 2013 and 2012 (unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2013	2012
Net income	$5,688	$3,124

Other comprehensive loss:
Net change in unrealized gains on available for sale securities	(884)	(173)
Reclassification adjustment for loss on sale of securities available for sale	—	3
Total other comprehensive loss	(884)	(170)

Comprehensive income	$4,804	$2,954

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

Three months ended March 31, 2013 and 2012 (unaudited)

(Dollars in thousands, except for par value and share information)

	Common Stock $.01 Par Value 100 million shares authorized		Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance, December 31, 2012	8,278,354	$83	$88,791	$33,290	$(232)	$2,578	$124,510
Net income	—	—	—	5,688	—	—	5,688
Change in unrealized gain on securities available for sale	—	—	—	—	—	(884)	(884)
Stock awards amortized	—	—	182	—	—	—	182
Dividends ($0.65 per share)	—	—	—	(5,354)	—	—	(5,354)

Balance, March 31, 2013	8,278,354	$83	$88,973	$33,624	$(232)	$1,694	$124,142

Balance, December 31, 2011	6,852,309	$69	$59,196	$24,594	$(24)	$2,162	$85,997
Net income	—	—	—	3,124	—	—	3,124
Change in unrealized gain on securities available for sale	—	—	—	—	—	(170)	(170)
Stock issued	992,000	10	20,140	—	—	—	20,150
Stock awards amortized	—	—	141	—	—	—	141
Dividends ($0.20 per share)	—	—	—	(1,397)	—	—	(1,397)

Balance, March 31, 2012	7,844,309	$79	$79,477	$26,321	$(24)	$1,992	$107,845

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Three months ended March 31, 2013 and 2012 (unaudited)

(Dollars in thousands)

	Three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$5,688	$3,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	949	821
Amortization of core deposit intangibles	176	142
Accretion of discount on securities, net	(1)	(29)
Stock grants amortized	182	141
FHLB stock dividends	(5)	—
Loss on sale of securities available for sale	—	3
Net gain on sale of premises and equipment	(1)	(1)
(Gain) loss recognized on other real estate transactions	(25)	53
Impairment of other real estate	448	—
Provision for loan losses	1,030	575
Increase in cash surrender value of life insurance	(81)	(82)
Loans originated for sale	(47,740)	(42,195)
Proceeds from sale of loans	50,812	42,731
Net change in other assets	(644)	908
Net change in other liabilities	(1,355)	(1,526)
Net cash provided by operating activities	9,433	4,665

Cash flows from investing activities:
Proceeds from maturities and pay downs of securities available for sale	6,137	18,670
Proceeds from sale of securities available for sale	—	2,078
Purchases of securities available for sale	(8,205)	(17,990)
Proceeds from maturities of certificates held in other banks	3,038	—
Net redemptions of FHLB stock	—	262
Net loans originated	(49,419)	(17,506)
Additions to premises and equipment	(3,279)	(1,498)
Proceeds from sale of premises and equipment	9	1
Proceeds from sale of other real estate owned	496	239
Capitalized additions to other real estate	(55)	(214)
Net cash used in investing activities	(51,278)	(15,958)

Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	8,975	32,685
Net increase (decrease) in time deposits	15,384	(6,011)
Net change in FHLB advances	(49)	(47)
Repayments of other borrowings	(835)	(566)
Proceeds from other borrowings	—	7,000
Proceeds from sale of common stock	—	20,150
Dividends paid	(3,030)	(1,397)
Net cash provided by financing activities	20,445	51,814

Net change in cash and cash equivalents	(21,400)	40,521

Cash and cash equivalents at beginning of period	102,290	56,654

Cash and cash equivalents at end of period	$80,890	$97,175

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

(Dollars in thousands, except per share information)

Note 1. Summary of Significant Accounting Policies

Nature of operations: Independent Bank Group, Inc. (“IBG”) through its subsidiary, Independent Bank (“Bank”), provides a full range of banking services to individual and corporate customers in the North and Central Texas areas through its various branch locations in those areas. The Company is engaged in traditional community banking activities, which include commercial and retail lending, deposit gathering, investment and liquidity management activities. The Company’s primary deposit products are demand deposits, money market accounts and certificates of deposit, and its primary lending products are commercial business and real estate, real estate mortgage and consumer loans.

Basis of Presentation: The accompanying consolidated financial statements include the accounts of IBG, its wholly-owned subsidiaries, the Bank and IBG Adriatica Holdings, Inc. (“Adriatica”) and the Bank’s wholly-owned subsidiaries, IBG Real Estate Holdings, Inc., and IBG Aircraft Acquisition, Inc. Adriatica was formed in 2011 to acquire a mixed use residential and retail real estate development in McKinney, Texas. All material intercompany transactions and balances have been eliminated in consolidation.

In addition, the Company wholly-owns IB Trust I (Trust I), IB Trust II (Trust II), IB Trust III (Trust III), IB Centex Trust I (Centex Trust I) and Community Group Statutory Trust I (CGI Trust I). The Trusts were formed to issue trust preferred securities and do not meet the criteria for consolidation.

The consolidated interim financial statements are unaudited, but include all adjustments, which, in the opinion of management are necessary for a fair presentation of the results of the periods presented. All such adjustments were of a normal and recurring nature. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto in the Company’s registration statement on Form S-1. The consolidated statement of condition at December 31, 2012 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Segment reporting: The Company has one reportable segment. The Company’s chief operating decision-maker uses consolidated results to make operating and strategic decisions.

Pro forma statements: In connection with the initial public offering discussed in Note 10, the Company terminated its S-Corporation status and became a taxable corporate entity (“C Corporation”) on April 1, 2013.

In accordance with ASC 505-10-S99-3 of the FASB Accounting Standards Codification (formerly Topic 4B of the Staff Accounting Bulletins (SAB Topic 4B) issued by the Securities and Exchange Commission (SEC), the March 31, 2013 pro forma balance sheet presents a reclassification of retained earnings of the Company as a Sub-Chapter S Corporation to additional paid-in capital. That presentation assumes a constructive distribution to the owners followed by a contribution to the capital of the corporate entity. The transfer does not affect total stockholders’ equity.

In addition, the pro forma balance sheet includes the effect of recording a deferred tax asset resulting from the difference between the financial statement carrying amounts of assets and liabilities and their respective tax bases of the Company as a C Corporation. As of March 31, 2013, the Company would record an estimated deferred tax asset of $581, which is reflected as an increase in retained earnings of $581.

Pro forma amounts for income tax expense and basic and diluted earnings per share have been presented assuming the Company’s effective tax rate of 32.8%, and 30.1%, for the three months ended March 31, 2013 and 2012, as if it had been a C Corporation during those periods. The difference in the statutory rate of 35% and the Company’s effective rate is primarily due to nontaxable income earned on municipal securities and bank owned life insurance.

Earnings per share: Basic earnings per common share are net income divided by the weighted average number of common shares outstanding during the period. The unvested share-based payment awards that contain rights to non forfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock warrants. The dilutive effect of participating non vested common stock was not included as it was anti-dilutive. Proceeds from the assumed exercise of dilutive stock warrants are assumed to be used to repurchase common stock at the average market price.

	Three months ended March 31,
	2013	2012
Basic earnings per share:
Net income	$5,688	$3,124
Less:
Undistributed earnings allocated to participating securities	6	36
Dividends paid on participating securities	93	31
Net income available to common shareholders	$5,589	$3,057
Weighted-average basic shares outstanding	8,125,279	7,027,330
Basic earnings per share	$0.69	$0.44

Diluted earnings per share:
Net income available to common shareholders	$5,589	$3,057

Total weighted-average basic shares outstanding	8,125,279	7,027,330
Add dilutive stock warrants	42,447	23,126
Total weighted-average diluted shares outstanding	8,167,726	7,050,456
Diluted earnings per share	$0.68	$0.43

Pro forma earnings per share:
Pro forma net income (unaudited)	$3,822	$2,184
Less undistributed earnings allocated to participating securities	(27)	16
Less dividends paid on participating securities	93	31

Pro forma net income available to common shareholders after tax	$3,756	$2,137

Pro forma basic earnings per share	$0.46	$0.30

Pro forma diluted earnings per share	$0.46	$0.30

Anti-dilutive participating securities	118,572	98,898

Subsequent events: The Company has evaluated subsequent events through the time of filing these financial statements with the SEC and noted no subsequent events requiring financial statement recognition or disclosure, except as disclosed in Note 10.

Recent Accounting Standards: In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, “Comprehensive Income (Topic 220)-Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.”   ASU 2013-02 requires entities to present, either on the face of the statement of income or in the notes to the financial statements; significant amounts reclassified out of accumulated other comprehensive income.  Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail.  The Company adopted this ASU in the first quarter of 2013, and it did not have a material impact on the financial statements.  The amount reclassified out of accumulated other comprehensive income for the three months ended March 31, 2012 was deemed insignificant and no such amount existed for the three months ended March 31, 2013.

Note 2. Statement of Cash Flows

The Company has chosen to report on a net basis its cash receipts and cash payments for time deposits accepted and repayments of those deposits, and loans made to customers and principal collections on those loans. The Company uses the indirect method to present cash flows from operating activities. Other supplemental cash flow information is presented below:

	Three months ended March 31,
	2013	2012
Cash transactions:
Interest expense paid	$3,250		$3,269
Noncash transactions:
Dividends declared but not paid	$2,324	$
Transfers of loans to other real estate owned	$2,503		$270
Loans to facilitate the sale of other real estate owned	$—		$20

Note 3. Securities Available for Sale

Securities available for sale have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at March 31, 2013 and December 31, 2012, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale

March 31, 2013:
U.S. treasuries	$3,495	$47	$—	$3,542
Government agency securities	68,635	477	(4)	69,108
Obligations of state and municipal subdivisions	37,989	1,650	(537)	39,102
Corporate bonds	2,098	15	—	2,113
Residential mortgage-backed securities guaranteed by FNMA, GNMA, FHLMC and SBA	629	46	—	675
	$112,846	$2,235	$(541)	$114,540

December 31, 2012:
U.S. treasuries	$3,493	$54	$—	$3,547
Government agency securities	69,636	575	—	70,211
Obligations of state and municipal subdivisions	34,908	2,123	(217)	36,814
Corporate bonds	2,105	23	(25)	2,103
Residential mortgage-backed securities guaranteed by FNMA, GNMA, FHLMC and SBA	635	45	—	680
	$110,777	$2,820	$(242)	$113,355

Securities with a carrying amount of approximately $100,509 and $84,117 at March 31, 2013 and December 31, 2012, respectively, were pledged to secure public fund deposits.

Proceeds from sale of securities available for sale and gross gains and losses for the three months ended March 31, 2013 and 2012 were as follows:

	Three months ended March 31,
	2013	2012
Proceeds from sale	$—	$2,078
Gross gains	$—	$—
Gross losses	$—	$3

The amortized cost and estimated fair value of securities available for sale at March 31, 2013, by contractual maturity, are shown below. Maturities of pass-through certificates will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2013
	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$3,497	$3,534
Due from one year to five years	51,452	51,776
Due from five to ten years	23,906	24,290
Thereafter	33,362	34,265
	112,217	113,865
Residential mortgage-backed securities guaranteed by FNMA, GNMA, FHLMC and SBA	629	675
	$112,846	$114,540

Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2013 and December 31, 2012, are summarized as follows:

	Value Impaired
	Less Than 12 Months		Greater Than 12 Months		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Securities Available for Sale

March 31, 2013
Government agency securities	$1,996	$(4)	$—	$—	$1,996	$(4)
Obligations of state and municipal subdivisions	10,787	(537)			10,787	(537)
Residential Mortgage-Backed Securities Guaranteed by FNMA, GNMA, FHLMC and SBA	2	—	—	—	2	—
	$12,785	$(541)	$—	$—	$12,785	$(541)

December 31, 2012
Obligations of state and municipal subdivisions	$6,551	$(217)	$—	$—	$6,551	$(217)
Corporate bonds	990	(25)	—	—	990	(25)
	$7,541	$(242)	$—	$—	$7,541	$(242)

Unrealized losses are generally due to changes in interest rates. The Company has the intent to hold these securities until maturity or a forecasted recovery and it is more likely than not that the Company will not have to sell the securities before the recovery of their cost basis. As such, the losses are deemed to be temporary.

Note 4. Loans, Net and Allowance for Loan Losses

Loans, net at March 31, 2013 and December 31, 2012, consisted of the following:

	March 31,	December 31,
	2013	2012
Commercial	$175,910	$169,882
Real estate:
Commercial	679,762	648,494
Commercial construction, land and land development	94,496	97,329
Residential	332,529	306,187
Single family interim construction	54,167	67,920
Agricultural	36,806	40,127
Consumer	42,032	39,502
Other	204	73
	1,415,906	1,369,514
Allowance for loan losses	(11,984)	(11,478)
	$1,403,922	$1,358,036

Loans serviced for the benefit of others at March 31, 2013 and December 31, 2012 amounted to $2,818, and $3,775, respectively.

The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans.

Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. The Company’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. These cash flows, however, may not be as expected and the value of collateral securing the loans may fluctuate. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short term loans may be made on an unsecured basis.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. Management monitors the diversification of the portfolio on a quarterly basis by type and geographic location. Management also tracks the level of owner occupied property versus non owner occupied property.

Land and commercial land development loans are underwritten using feasibility studies, independent appraisal reviews and financial analysis of the developers or property owners. Generally, borrowers must have a proven track record of success. Commercial construction loans are generally based upon estimates of cost and value of the completed project. These estimates may not be accurate. Commercial construction loans often involve the disbursement of substantial funds with the repayment dependent on the success of the ultimate project. Sources of repayment for these loans may be pre-committed permanent financing or sale of the developed property. The loans in this portfolio are geographically diverse and due to the increased risk are monitored closely by management and the board of directors on a quarterly basis.

Residential real estate and single family interim construction loans are underwritten primarily based on borrowers’ credit scores, documented income and minimum collateral values. Relatively small loan amounts are spread across many individual borrowers which minimizes risk in the residential portfolio. In addition, management evaluates trends in past dues and current economic factors on a regular basis.

Agricultural loans are collateralized by real estate and/or non-real estate. Agricultural real estate loans are primarily comprised of loans for the purchase of farmland. Loan-to-value ratios on loans secured by farmland generally do not exceed 80% and have amortization periods limited to twenty years. Agricultural non-real estate loans are generally comprised of term loans to fund the purchase of equipment, livestock and seasonal operating lines to cash grain farmers to plant and harvest corn and soybeans. Specific underwriting standards have been established for agricultural-related loans including the establishment of projections for each operating year based on industry developed estimates of farm input costs and expected commodity yields and prices. Operating lines are typically written for one year and secured by the crop and other farm assets as considered necessary.

Agricultural loans carry significant credit risks as they involve larger balances concentrated with single borrowers or groups of related borrowers. In addition, repayment of such loans depends on the successful operation or management of the farm property securing the loan or for which an operating loan is utilized. Farming operations may be affected by adverse weather conditions such as drought, hail or floods that can severely limit crop yields.

Consumer loans represent less than 3% of the outstanding total loan portfolio. Collateral consists primarily of automobiles and other personal assets. Credit score analysis is used to supplement the underwriting process.

Most of the Company’s lending activity occurs within the State of Texas, primarily in the north and central Texas regions. The majority of the Company’s portfolio consists of commercial and residential real estate loans. As of March 31, 2013 and December 31, 2012 there were no concentrations of loans related to a single industry in excess of 10% of total loans.

The allowance for loan losses is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio.

The allowance is derived from the following two components: 1) allowances established on individual impaired loans, which are based on a review of the individual characteristics of each loan, including the customer’s ability to repay the loan, the underlying collateral values, and the industry the customer operates in, and 2) allowances based on actual historical loss experience for the last three years for similar types of loans in the Company’s loan portfolio adjusted for primarily changes in the lending policies and procedures; collection, charge-off and recovery practices; nature and volume of the loan portfolio; volume and severity of nonperforming loans; existence and effect of any concentrations of credit and the level of such concentrations and current, national and local economic and business conditions. This second component also includes an unallocated allowance to cover uncertainties that could affect management’s estimate of probable losses. The unallocated allowance reflects the imprecision inherent in the underlying assumptions used in the methodologies for estimating this component.

The Company’s management continually evaluates the allowance for loan losses determined from the allowances established on individual loans and the amounts determined from historical loss percentages adjusted for the qualitative factors above. Should any of the factors considered by management change, the Company’s estimate of loan losses could also change and would affect the level of future provision expense. While the calculation of the allowance for loan losses utilizes management’s best judgment and all the information available, the adequacy of the allowance for loan losses is dependent on a variety of factors beyond the Company’s control, including, among other things, the performance of the entire loan portfolio, the economy, changes in interest rates and the view of regulatory authorities towards loan classifications.

In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses, and may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

Loans requiring an allocated loan loss provision are generally identified at the servicing officer level based on review of weekly past due reports and/or the loan officer’s communication with borrowers. In addition, past due loans are discussed at weekly officer loan committee meetings to determine if classification is warranted. The Company’s credit department has implemented an internal risk based loan review process to identity potential internally classified loans that supplements the annual independent external loan review. The external review generally covers all loans greater than one million dollars. These reviews include analysis of borrower’s financial condition, payment histories and collateral values to determine if a loan should be internally classified. Generally, once classified, an impaired loan analysis is completed by the credit department to determine if the loan is impaired and the amount of allocated allowance required.

The Texas economy, specifically the Company’s lending area of north and central Texas, has generally performed better and appears to be recovering faster than certain other parts of the country. However, Texas is not completely immune to the problems associated with the U.S. economy. The risk of loss associated with all segments of the loan portfolio continues to be impacted by the prolonged economic downturn. The downturn in the economy and other risk factors are minimized by the Company’s underwriting standards which include the following principles: 1) financial strength of the borrower including strong earnings, high net worth, significant liquidity and acceptable debt to worth ratio, 2) managerial business competence, 3) ability to repay, 4) loan to value, 5) projected cash flow and 6) guarantor financial statements as applicable.

Following is a summary of the activity in the allowance for loan losses by loan class for the three months ended March 31, 2013 and 2012 and total investment in loans at March 31, 2013 and December 31, 2012:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
Three months ended March 31, 2013
Balance at the beginning of period	$2,377	$4,924	$2,965	$523	$159	$278	$—	$252	$11,478
Provision for loan losses	(280)	2,082	(548)	(158)	73	59	—	(198)	1,030
Charge-offs	—	(531)	—	—	—	(12)	—	—	(543)
Recoveries	4	3	3	—	—	9	—	—	19
Balance at end of period	$2,101	$6,478	$2,420	$365	$232	$334	$—	$54	$11,984
At March 31, 2013
Allowance for losses:
Individually evaluated for impairment	$405	$325	$115	$—	$—	$13	$—	$—	$858
Collectively evaluated for impairment	1,696	6,153	2,305	365	232	321	—	54	11,126
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance	$2,101	$6,478	$2,420	$365	$232	$334	$—	$54	$11,984
Loans:
Individually evaluated for impairment	$824	$8,543	$3,576	$—	$—	$80	$—	$—	$13,023
Collectively evaluated for impairment	173,617	764,857	327,831	54,167	36,806	41,952	204	—	1,399,434
Acquired with deteriorated credit quality	1,469	858	1,122	—	—	—	—	—	3,449
Ending balance	$175,910	$774,258	$332,529	$54,167	$36,806	$42,032	$204	$—	$1,415,906
Three months ended March 31, 2012
Balance at the beginning of period	$1,259	$5,051	$1,964	$317	$209	$235	$—	$25	$9,060
Provision for loan losses	(81)	265	14	17	6	80		274	575
Charge-offs	(6)	(203)	(137)	—	—	(15)	—	—	(361)
Recoveries	—	42	—	—	—	12	—	—	54
Balance at end of period	$1,172	$5,155	$1,841	$334	$215	$312	$—	$299	$9,328
At December 31, 2012
Allowance for losses:
Individually evaluated for impairment	$165	$644	$164	$—	$—	$16	$—	$—	$989
Collectively evaluated for impairment	2,212	4,280	2,801	523	159	262	—	252	10,489
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance	$2,377	$4,924	$2,965	$523	$159	$278	$—	$252	$11,478
Loans:
Individually evaluated for impairment	$724	$10,601	$3,376	$—	$—	$105	$—	$—	$14,806
Collectively evaluated for impairment	166,965	732,581	301,259	67,361	40,127	39,397	73	—	1,347,763
Acquired with deteriorated credit quality	—	2,641	1,552	559	—	—	—	—	6,945
Ending balance	$169,882	$745,823	$306,187	$67,920	$40,127	$39,502	$73	$—	$1,369,514

Nonperforming loans by loan class at March 31, 2013 and December 31, 2012, were summarized as follows:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
March 31, 2013:
Nonaccrual loans	$657	$235	$781	$—	$—	$54	$—	$1,727
Loans past due 90 days and still accruing	—	—	17	—	—	1	—	18
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	124	1,695	2,148	—	—	2	—	3,969
	$781	$1,930	$2,946	$—	$—	$57	$—	$5,714
December 31, 2012:
Nonaccrual loans	$218	$4,857	$894	$560	$—	$70	$—	$6,599
Loans past due 90 days and still accruing	—	—	—	—	—	2	—	2
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	481	1,778	2,165	—	—	9	—	4,433
	$699	$6,635	$3,059	$560	$—	$81	$—	$11,034
Impaired loans are those loans where it is probable that all amounts due according to contractual terms of the loan agreement will not be collected. The Company has identified these loans through its normal loan review procedures. Impaired loans are measured based on 1) the present value of expected future cash flows discounted at the loans effective interest rate; 2) the loans observable market price; or 3) the fair value of collateral if the loan is collateral dependent. Substantially all of the Company’s impaired loans are measured at the fair value of the collateral. In limited cases, the Company may use other methods to determine the level of impairment of a loan if such loan is not collateral dependent.

Impaired loans by loan class at March 31, 2013 and December 31, 2012, were summarized as follows:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
At March 31, 2013:
Impaired loans:
Impaired loans with an allowance for loan losses	$749	$2,787	$1,454	$—	$—	$54	$—	$5,044
Impaired loans with no allowance for loan losses	75	5,756	2,122	—	—	26	—	7,979
Total impaired loans	$824	$8,543	$3,576	$—	$—	$80	$—	$13,023
Unpaid principal balance of impaired loans	$842	$8,966	$3,613	$—	$—	$85	$—	$13,506
Allowance for loan losses on impaired loans	$405	$325	$115	$—	$—	$13	$—	$858
For the three months ended March 31, 2013:
Average recorded investment in impaired loans	$774	$9,572	$3,476	$—	$—	$93	$—	$13,915
Interest income recognized on impaired loans	$9	$106	$46	$—	$—	$2	$—	$163
For the three months ended March 31, 2012:
Average recorded investment in impaired loans	$833	$13,266	$4,470	$46	$—	$127	$—	$18,742
Interest income recognized on impaired loans	$12	$138	$35	$—	$—	$3	$—	$188
At December 31, 2012:
Impaired loans:
Impaired loans with an allowance for loan losses	$833	$5,532	$1,301	$—	$—	$73	$—	$7,550
Impaired loans with no allowance for loan losses	80	5,069	2,075	—	—	32	—	7,256
Total impaired loans	$724	$10,601	$3,376	$—	$—	$105	$—	$14,806
Unpaid principal balance of impaired loans	$741	$11,140	$3,475	$—	$—	$122	$—	$15,478
Allowance for loan losses on impaired loans	$165	$644	$164	$—	$—	$16	$—	$989

Certain impaired loans have adequate collateral and do not require a related allowance for loan loss.

The Company will charge off that portion of any loan which management considers a loss. Commercial and real estate loans are generally considered for charge off when exposure beyond collateral coverage is apparent and when no further collection of the loss portion is anticipated based on the borrower’s financial condition.

The restructuring of a loan is considered a “troubled debt restructuring” if both 1) the borrower is experiencing financial difficulties and 2) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, extending amortization and other actions intended to minimize potential losses. A “troubled debt restructured” loan is identified as impaired and measured for credit impairment as of each reporting period in accordance with the guidance in  ASC 310-10-35.

Following is a summary of troubled debt restructurings during the three months ended March 31, 2013 and 2012 and loans that have been restructured during the previous twelve months that subsequently defaulted during the three months ended March 31, 2013 and 2012:

.

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
Troubled debt restructurings during the three months ended March 31, 2013:
Number of contracts	—	—	—	—	—	—	—	—
Pre-restructuring outstanding recorded investment	$—	$—	$—	$—	$—	$—	$—	$—
Post-restructuring outstanding recorded investment	$—	$—	$—	$—	$—	$—	$—	$—
Troubled debt restructurings during the previous twelve months that subsequently defaulted during the three months ended March 31, 2013:
Number of contracts	—	—	—	—	—	—	—	—
Recorded investment	$—	$—	$—	$—	$—	$—	$—	$—
Troubled debt restructurings during the three months ended March 31, 2012
Number of contracts	1	—	1	—	—	1	—	3
Pre-restructuring outstanding recorded investment	$350	$—	$94	$—	$—	$26	$—	$470
Post-restructuring outstanding recorded investment	$280	$—	$94	$—	$—	$26	$—	$400
Troubled debt restructurings during the previous twelve months that subsequently defaulted during the three months ended March 31, 2012:
Number of contracts	—	—	—	—	—	—	—	—
Recorded investment	$—	$—	$—	$—	$—	$—	$—	$—

The recorded investment in troubled debt restructurings, including those on non accrual, was $4,559 and $7,544 as of March 31, 2013 and December 31, 2012.

Modifications primarily relate to extending the amortization periods of the loans and interest rate concessions. The majority of these loans were identified as impaired prior to restructuring; therefore the modifications did not materially impact the Company’s determination of the allowance for loan loss.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents information regarding the aging of past due loans by loan class as of March 31, 2013 and December 31, 2012:

	Loans 30-89 Days Past Due	Loans 90 or More Past Due	Total Past Due Loans	Current Loans	Total Loans
March 31, 2013
Commercial	$1,898	$268	$2,166	$173,744	$175,910
Commercial real estate, land and land development	1,850	—	1,850	772,408	774,258
Residential real estate	4,412	121	4,533	327,996	332,529
Single-family Interim construction	—	—	—	54,167	54,167
Agricultural	64	16	80	36,726	36,806
Consumer	825	30	855	41,177	42,032
Other	—	—	—	204	204
	$9,049	$435	$9,484	$1,406,422	$1,415,906

December 31, 2012:
Commercial	$845	$—	$845	$169,037	$169,882
Commercial real estate, land and land development	3,091	62	3,153	742,670	745,823
Residential real estate	1,305	360	1,665	304,522	306,187
Single-family Interim construction	—	559	559	67,361	67,920
Agricultural	23	—	23	40,104	40,127
Consumer	110	32	142	39,360	39,502
Other	—	—	—	73	73
	$5,374	$1,013	$6,387	$1,363,127	$1,369,514

The Company’s internal classified report is segregated into the following categories: 1) Pass/Watch, 2) Other Assets Especially Mentioned (OAEM), 3) Substandard and 4) Doubtful. The loans placed in the Pass/Watch category reflect the Company’s opinion that the loans reflect potential weakness which requires monitoring on a more frequent basis. The loans in the OAEM category reflect the Company’s opinion that the credit contains weaknesses which represent a greater degree of risk and warrant extra attention. These loans are reviewed monthly in the officers and directors loan committee meetings to determine if a change in category is warranted. The loans placed in the Substandard category are considered to be potentially inadequately protected by the current debt service capacity of the borrower and/or the pledged collateral. These credits, even if apparently protected by collateral value, have shown weakness related to adverse financial, managerial, economic, market or political conditions which may jeopardize repayment of principal and interest. There is possibility that some future loss could be sustained by the Company if such weakness is not corrected. The Doubtful category includes loans that are in default or principal exposure is probable. Substandard and Doubtful loans are individually evaluated to determine if they should be classified as impaired and an allowance is allocated if deemed necessary under ASC 310-10.

The loans that are not impaired are included with the remaining “pass” credits in determining the portion of the allowance for loan loss based on historical loss experience and other qualitative factors. The portfolio is segmented into categories including: commercial loans, consumer loans, commercial real estate loans, residential real estate loans and agricultural loans. The adjusted historical loss percentage is applied to each category. Each category is then added together to determine the allowance allocated under ASC 450-20.

A summary of loans by credit quality indicator by class as of March 31, 2013 and December 31, 2012, is as follows:

	Pass (Rating 1-4)	Pass/ Watch	OAEM	Substandard	Doubtful	Total
March 31, 2013
Commercial	$165,581	$2,437	$1,503	$5,818	$571	$175,910
Commercial real estate, construction, land and land development	748,380	9,521	10,651	5,706	—	774,258
Residential real estate	323,587	3,731	489	4,615	107	332,529
Single-family Interim construction	54,167	—	—	—	—	54,167
Agricultural	36,461	302	—	43	—	36,806
Consumer	41,910	33	12	77	—	42,032
Other	204	—	—	—	—	204
	$1,370,290	$16,024	$12,655	$16,259	$678	$1,415,906

December 31, 2012:
Commercial	$165,842	$2,824	$203	$1,013	$—	$169,882
Commercial real estate, construction, land and land development	716,243	11,502	8,804	9,274	—	745,823
Residential real estate	295,870	4,303	867	5,039	108	306,187
Single-family Interim construction	67,360	—	—	560	—	67,920
Agricultural	39,936	147	—	44	—	40,127
Consumer	39,315	60	13	114	—	39,502
Other	73	—	—	—	—	73
	$1,324,639	$18,836	$9,887	$16,044	$108	$1,369,514

The Company acquired certain loans which experienced credit deterioration since origination (“purchased credit impaired (PCI) loans”). Accretion on PCI loans is based on estimated future cash flows, regardless of contractual maturity.

The outstanding balance and related carrying amount of purchased credit impaired loans at March 31, 2013, December 31, 2012, and acquisition date are as follows:

	March 31, 2013	December 31, 2012	Acquisition Date
Outstanding balance	$4,546	$9,178	$10,839
Nonaccretable difference	(1,096)	(2,232)	(2,590)
Accretable yield	(1)	(1)	(27)

Carrying amount	$3,449	$6,945	$8,222

There was no provision for loan losses or activity in the allowance for loan losses established after the acquisition date through March 31, 2013 for purchased credit impaired loans.

Note 5. Financial Instruments with Off-Balance Sheet Risk

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of this instrument. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At March 31, 2013 and December 31, 2012, the approximate amounts of these financial instruments were as follows:

	March 31,	December 31,
	2013	2012
Commitments to extend credit	$188,531	$153,932
Standby letters of credit	2,075	2,704
	$190,606	$156,636

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, farm crops, property, plant and equipment and income-producing commercial properties.

Letters of credit are written conditional commitments used by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan arrangements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table above. If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of March 31, 2013 and December 31, 2012, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

Note 6. Commitments and Contingencies

The Company is involved in certain legal actions arising from normal business activities. Management believes that the outcome of such proceedings will not materially affect the financial position, results of operations or cash flows of the Company.

The Company leases certain branch facilities and other facilities. Rent expense related to these leases amounted to $209 and $62 for the three months ended March 31, 2013 and 2012, respectively.

Note 7. Fair Value Measurements

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. ASC Topic 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of March 31, 2013 and December 31, 2012 by level within the ASC Topic 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013
Measured on a recurring basis:
Assets:
Investment securities available for sale:
U.S. treasuries	$3,542	$—	$3,542	$—
Government agency securities	69,108	—	69,108	—
Obligations of state and municipal subdivisions	39,102	—	39,102	—
Corporate bonds	2,113	—	2,113	—
Residential mortgage backed securities guaranteed by FNMA, GNMA, FHLMC and SBA	675	—	675	—
Liabilities:
Contingent consideration	290			290

December 31, 2012:
Measured on a recurring basis:
Assets:
Investment securities available for sale:
U.S. treasuries	$3,547	$—	$3,547	$—
Government agency securities	70,211	—	70,211	—
Obligations of state and municipal subdivisions	36,814	—	36,814	—
Corporate bonds	2,103	—	2,103	—
Residential mortgage backed securities guaranteed by FNMA, GNMA, FHLMC and SBA	680	—	680	—
Liabilities:
Contingent consideration	290			290

There were no transfers between Level 1 and Level 2 categorizations for the periods presented.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Securities classified as available for sale are reported at fair value utilizing Level 2 inputs. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury and other yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.

Contingent consideration, related to the acquisition of Town Center Bank in 2010, is reported at fair value using Level 3 inputs. The contingent consideration is remeasured on a recurring basis based on the expected present value of cash flows to be paid to the shareholders of the acquired institution using a market discount rate. The maximum amount payable at March 31, 2013 is $290.

Balance as of December 31, 2011	$821
Settlements	—
Change in estimated payments to be made	6
Balance as of March 31, 2012	$827
Balance at December 31, 2012	$290
Settlements	—
Change in estimated payments to be made	—
Balance as of March 31, 2013	$290

In accordance with ASC Topic 820, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Impaired loans (loans which are not expected to repay all principal and interest amounts due in accordance with the original contractual terms) are measured at an observable market price (if available) or at the fair value of the loan’s collateral (if collateral dependent). Fair value of the loan’s collateral is determined by appraisals or independent valuation which is then adjusted for the estimated costs related to liquidation of the collateral. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. Therefore, the Company has categorized its impaired loans as Level 3.

The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at March 31, 2013 and December 31, 2012, for which a nonrecurring change in fair value has been recorded:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Period Ended Total Losses
March 31, 2013:
Measured on a nonrecurring basis:
Assets:
Impaired loans	$2,017	$—	$—	$2,017	$241

December 31, 2012:
Measured on a nonrecurring basis:
Assets:
Impaired loans	$5,146	$—	$—	$5,146	$187

The Company has no nonfinancial assets or nonfinancial liabilities measured at fair value on a recurring basis. Other real estate is measured at fair value on a nonrecurring basis (upon initial recognition or subsequent impairment). Other real estate is classified within Level 3 of the valuation hierarchy. When transferred from the loan portfolio, other real estate is adjusted to fair value less estimated selling costs and is subsequently carried at the lower of carrying value or fair value less estimated selling costs. The fair value is determined using an external appraisal process, discounted based on internal criteria.

The following table presents other real estate that was remeasured and reported at fair value:

	March 31,	December 31,
	2013	2012
Carrying value of other real estate prior to remeasurement	$5,225	$2,282
Less charge-offs recognized in the allowance for loan losses at initial acquisition	(530)	(188)
Less subsequent write-downs included in noninterest expense	(448)	(94)
Adjusted carrying value of remeasured other real estate	$4,247	$2,000

There were no transfers into or out of Level 3 categorization for the periods presented.

For Level 3 financial and nonfinancial assets measured at fair value at March 31, 2013, the significant unobservable inputs used in the fair value measurements are as follows:

Assets	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans	$2,017	Collateral method	Adjustments for selling costs	N/A
Other real estate	4,247	Collateral method	Adjustments for selling costs	N/A
Contingent consideration	290	Cash flows to be paid	Expected payments	N/A

The methods and assumptions used by the Company in estimating fair values of financial instruments as disclosed herein in accordance with ASC Topic 825, Financial Instruments, other than for those measured at fair value on a recurring and nonrecurring basis discussed above, are as follows:

Cash and cash equivalents: The carrying amounts of cash and cash equivalents approximate their fair value.

Certificates of deposit held in other banks: The carrying amount of certificates of deposit in other banks, which mature within one year, approximates fair value.

Securities available for sale: Fair values for securities are based on quoted market prices or other observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment spreads, credit information and the bond’s terms and conditions, among other things.

Loans and loans held for sale: For variable-rate loans that reprice frequently and have no significant changes in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (for example, one-to-four family residential), commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Federal Home Loan Bank of Dallas and other restricted stock: The carrying value of restricted securities such as stock in the Federal Home Loan Bank of Dallas and Independent Bankers Financial Corporation approximates fair value.

Deposits: The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is their carrying amounts). The carrying amounts of variable-rate certificates of deposit (CD’s) approximate their fair values at the reporting date. Fair values for fixed-rate CD’s are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Federal Home Loan Bank advances, line of credit and federal funds purchased: The fair value of advances maturing within 90 days approximates carrying value. Fair value of other advances is based on the Company’s current borrowing rate for similar arrangements.

Notes payable and other borrowings: The fair values are based upon prevailing rates on similar debt in the market place.

Junior subordinated debentures: The fair value of junior subordinated debentures is estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Accrued interest: The carrying amounts of accrued interest approximate their fair values.

Contingent Consideration: The contingent consideration liability related to an acquisition is based on the expected present value of cash flows to be paid to the shareholders of the acquired institution using a market discount rate.

Off-balance sheet instruments: Commitments to extend credit and standby letters of credit have short maturities and therefore have no significant fair value.

The carrying amount, estimated fair value and the financial hierarchy of the Company’s financial instruments were as follows at March 31, 2013 and December 31, 2012:

			Fair Value Measurements at Reporting Date Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2013:
Financial assets:
Cash and cash equivalents	$80,890	$80,890	$80,890	$—	$—
Certificates of deposit held in other banks	4,682	4,682	—	4,682	—
Securities available for sale	114,540	114,540	—	114,540	—
Loans held for sale	6,090	6,090	—	6,090	—
Loans, net	1,403,922	1,438,072	—	1,433,886	4,186
FHLB of Dallas stock and other restricted stock	8,170	8,170	—	8,170	—
Accrued interest receivable	4,639	4,639	—	4,639	—
Financial liabilities:					—
Deposits	1,415,099	1,417,265	—	1,417,265	—
Accrued interest payable	696	696	—	696	—
FHLB advances	164,552	167,343	—	167,343	—
Notes payable	15,082	15,082	—	15,082	—
Other borrowings	20,600	20,758	—	20,758	—
Junior subordinated debentures	18,147	18,114	—	18,114	—
Contingent consideration	290	290	—	—	290
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

December 31, 2012:
Financial assets:
Cash and cash equivalents	$102,290	$102,290	$102,290	$—	$—
Certificates of deposit held in other banks	7,720	7,720	—	7,720	—
Securities available for sale	113,355	113,355	—	113,355	—
Loans held for sale	9,162	9,162	—	9,162	—
Loans, net	1,358,036	1,420,577	—	1,414,016	6,561
FHLB of Dallas stock and other restricted stock	8,165	8,165	—	8,165	—
Accrued interest receivable	4,647	4,647	—	4,647	—
Financial liabilities:					—
Deposits	1,390,740	1,399,373	—	1,399,373	—
Accrued interest payable	740	740	—	740	—
FHLB advances	164,601	170,239	—	170,239	—
Notes payable	15,729	15,729	—	15,729	—
Other borrowings	20,788	20,970	—	20,970	—
Junior subordinated debentures	18,147	18,114	—	18,114	—
Contingent consideration	290	290	—	—	290
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

Note 8. Stock Awards and Stock Warrants

The Company grants common stock awards to certain employees of the Company. The common stock vests five years from the date the award is granted and expense is recognized over the vesting period.

The following table summarizes the activity in nonvested shares for the three months ended March 31, 2013 and 2012:

	Number of Shares	Weighted Average Grant Date Price
Nonvested shares, December 31, 2012	208,608	$17.07
Granted during the period	—	—
Vested during the period	(16,317)	11.94

Nonvested shares, March 31, 2013	192,291	$18.05

Nonvested shares, December 31, 2011	180,025	$15.64
Granted during the period	14,240	20.31
Vested during the period	(28,698)	14.72

Nonvested shares, March 31, 2012	165,567	$16.35

Compensation expense related to these awards was $182 and $141 for the three months ended March 31, 2013 and 2012, respectively, and is recorded in salaries and employee benefits in the accompanying consolidated statements of income. At March 31, 2013, future compensation expense is estimated to be $1,547 and will be recognized over a remaining weighted average period of 2.12 years.

The fair value of common stock awards that vested during the three months ended March 31, 2013 and 2012 was $357 and $583, respectively.

Shares granted prior to 2012 were issued at the date of grant and receive dividends. Shares issued under a revised plan in 2012 are not outstanding shares of the Company until they vest and do not receive dividends.

In connection with the initial public offering in April, (Note 10) the Board of Directors adopted a new 2013 Equity Incentive Plan. The Plan reserved 800,000 shares of common stock to be awarded by the Company’s compensation committee. The Company issued 112,320 shares under the Plan in April 2013. The shares are restricted and will vest over a five year employment period.

The Company has issued warrants representing the right to purchase 150,544 shares of Company stock at $17.19 per share to certain Company directors and shareholders. The warrants were issued in return for the shareholders agreement to repurchase the subordinated debt outstanding to an unaffiliated bank in the event of Company default. The warrants expire in December 2018 and were recorded at a fair value of $475 as of the date of the warrants issuance. The Company recorded this amount as debt origination costs and is amortizing it over the term of the debt, which matures in 2016.

Note 9. Regulatory Matters

Under banking law, there are legal restrictions limiting the amount of dividends the Bank can declare. Approval of the regulatory authorities is required if the effect of dividends declared would cause the regulatory capital of the Bank to fall below specified minimum levels. For state banks, subject to regulatory capital requirements, payment of dividends is generally allowed to the extent of net profits.

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2013 and December 31, 2012, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2013 and December 31, 2012, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Bank must maintain minimum total risk based, Tier I risk based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The actual capital amounts and ratios of the Company and Bank as of March 31, 2013 and December 31, 2012, are presented in the following table:

	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2013
Total capital to risk weighted assets:
Consolidated	$137,781	10.20%	$108,035	8.00%	N/A	N/A
Bank	144,001	10.76%	107,106	8.00%	$133,882	10.00%
Tier I capital to risk weighted assets:
Consolidated	108,231	8.01%	54,018	4.00%	N/A	N/A
Bank	132,017	9.86%	53,553	4.00%	80,329	6.00%
Tier I capital to average assets:
Consolidated	108,231	6.29%	68,809	4.00%	N/A	N/A
Bank	132,017	7.80%	67,695	4.00%	84,619	5.00%

December 31, 2012:
Total capital to risk weighted assets:
Consolidated	$137,553	10.51%	$104,693	8.00%	N/A	N/A
Bank	143,646	11.07%	103,790	8.00%	$129,738	10.00%
Tier I capital to risk weighted assets:
Consolidated	107,539	8.22%	52,346	4.00%	N/A	N/A
Bank	132,168	10.19%	51,895	4.00%	77,843	6.00%
Tier I capital to average assets:
Consolidated	107,539	6.45%	66,722	4.00%	N/A	N/A
Bank	132,168	7.99%	66,162	4.00%	82,702	5.00%

The following is a reconciliation of the consolidated equity capital under U.S. generally accepted accounting principles to Tier 1 capital and total capital at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Consolidated equity capital	$124,142	$124,510
Unrealized gains on securities, net	(1,694)	(2,578)
Junior subordinated debentures, net	17,600	17,600
Disallowed goodwill and core deposit intangibles	(31,817)	(31,965)
Consolidated Tier 1 capital	108,231	107,567
Tier 2 capital-subordinated debt (limited)	17,566	18,508
Allowance for loan losses	11,984	11,478
Consolidated total capital	$137,781	$137,553

The following is a reconciliation of Bank equity capital under U.S. generally accepted accounting principles to Tier 1 capital and total capital at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Bank equity capital	$165,528	$166,711
Unrealized gains on securities, net	(1,694)	(2,578)
Disallowed goodwill and core deposit intangibles	(31,817)	(31,965)
Bank Tier 1 capital	132,017	132,168
Allowance for loan losses	11,984	11,478
Bank total capital	$144,001	$143,646

Note 10. Subsequent Events – Stock Offering

IBG qualifies as an “emerging growth company” as defined by the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). In October 2012, the Board of Directors of the Company approved a resolution for IBG to sell shares of common stock to the public in an initial public offering. On December 28, 2012 the Company submitted a confidential draft Registration Statement on Form S-1 with the SEC with respect to the shares to be registered and sold. On February 27, 2013, the Company filed a public Registration Statement on Form S-1 with the SEC. The Registration statement was declared effective by the SEC on April 2, 2013. The Company issued 3,680,000 shares of common stock at $26 per share. Total proceeds received by the Company, net of offering costs was approximately $87 million.

Deferred transaction costs of $998 associated with the offering of common stock are recorded in other assets as of March 31, 2013. Transaction costs will be recognized as a reduction to the proceeds of the stock offering.

In connection with the initial public offering, on February 22, 2013 the Company amended its certificate of incorporation to affect a 3.2 for one stock split of its common stock and change the par value of common stock from $1 to $.01. All previously reported share amounts have been retrospectively restated to give effect to the stock split and the common stock account has been reallocated to additional paid in capital to reflect the new par value.

In April 2013, the Company fully paid all its notes payable outstanding, including $3,457 notes payable from Adriatica to an unaffiliated commercial bank and two senior notes with balances totaling $11,625. In addition, a $2,812 subordinated debt issuance from a commercial bank and $1,223 subordinated debt issued to individuals were also repaid. Debt retired subsequent to March 31, 2013 totaled $19,117.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, our other filings with the SEC, and other press releases, documents, reports and announcements that we make, issue or publish may contain statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements that we make are based on the Company’s current expectations and assumptions regarding its business, the economy, and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. Company’s actual results may differ materially from those contemplated by the forward-looking statements, which are neither statements of historical fact nor guarantees or assurances of future performance. Many possible events or factors could affect the future financial results and performance of the Company and could cause such results or performance to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, the following:

•	worsening business and economic conditions nationally, regionally and in our target markets, particularly in Texas and the geographic areas in which we operate;

•	our dependence on our management team and our ability to attract, motivate and retain qualified personnel;

•	the concentration of our business within our geographic areas of operation in Texas;

•	deteriorating asset quality and higher loan charge-offs;

•	concentration of our loan portfolio in commercial and residential real estate loans and changes in the prices, values and sales volumes of commercial and residential real estate;

•	inaccuracy of the assumptions and estimates we make in establishing reserves for probable loan losses and other estimates;

•	the quality of the assets acquired from other organizations being lower than determined in our due diligence investigation and related exposure to unrecoverable losses on loans acquired;

•	lack of liquidity, including as a result of a reduction in the amount of sources of liquidity we currently have;

•	material decreases in the amount of deposits we hold;

•	regulatory requirements to maintain minimum capital levels;

•	changes in market interest rates that affect the pricing of our loans and deposits and our net interest income;

•	fluctuations in the market value and liquidity of the securities we hold for sale;

•	effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	changes in economic and market conditions that affect the amount of assets we have under administration;

•	the institution and outcome of litigation and other legal proceeding against us or to which we become subject;

•	worsening market conditions affecting the financial industry generally;

•

the impact of recent and future legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act;

•

changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and Public Company Accounting Oversight Board:

•	governmental monetary and fiscal policies;

•	changes in the scope and cost of Federal Deposit Insurance Corporation, or FDIC, insurance and other coverage;

•

the effects of war or other conflicts, acts of terrorism (including cyber attacks) or other catastrophic events, including storms, droughts, tornadoes and flooding, that may affect general economic conditions; and

•	the other factors that are described in Part II, Item 1A. of this Quarterly Report on Form 10-Q under the caption “Risk Factors.”

We urge you to consider all of these risks, uncertainties and other factors carefully in evaluating all such forward-looking statements we may make. As a result of these and other matters, including changes in facts, assumptions not being realized or other factors, the actual results relating to the subject matter of any forward-looking statement may different materially from the anticipated results expressed or implied in that forward-looking statement. Any forward-looking statement made by the Company in any report, filing, press release, document, report or announcement speaks only as of the date on which it is made. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

A forward looking-statement may include a statement of the assumptions or bases underlying the forward-looking statement. The Company believes it has chosen these assumptions or bases in good faith and they are reasonable. However, the Company cautions you that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material. The Company undertakes no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s interim consolidated financial statements and accompanying notes. This section should be read in conjunction with the Company’s interim consolidated financial statements and accompanying notes included elsewhere in this report and with the consolidated financial statements for the year ended December 31, 2012 and accompanying notes and other detailed information appearing in the Company’s registration statement filed on Form S-1 (File No. 333-186912) filed with the SEC.

Overview

The Company was organized as a bank holding company in 2002. On January 1, 2009, we merged with Independent Bank Group Central Texas, Inc., and, since that time, we have pursued a strategy to create long-term shareholder value through organic growth of our community banking franchise in our market areas and through selective acquisitions of complementary banking institutions with operations in our market areas. As of March 31, 2013, the Company operated 30 fully service banking locations; with 22 located in the Dallas/North Texas region and 8 located in the Austin/Central Texas region. The Company’s headquarters are located at 1600 Redbud, Suite 400, McKinney, Texas 75069 and its telephone number is (972) 562-9004. The Company’s website address is www.independent-bank.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

Our principal business is lending to and accepting deposits from businesses, professionals and individuals. We conduct all of our banking operations through the Bank. We derive our income principally from interest earned on loans and, to a lesser extent, income from securities available for sale. We also derive income from noninterest sources, such as fees received in connection with various deposit services and mortgage brokerage operations. From time to time, we also realize gains on the sale of assets and, in some instances, gains on acquisitions. Our principal expenses include interest expense on interest-bearing customer deposits, advances from the Federal Home Loan Bank of Dallas, or the FHLB, and other borrowings, operating expenses, such as salaries, employee benefits, occupancy costs, data processing and communication costs, expenses associated with other real estate owned, other administrative expenses, provisions for loan losses and our assessment for FDIC deposit insurance.

Acquisitions Affect Year-over-Year Comparability

The comparability of our consolidated results of operations for the periods ended March 31, 2013 and March 31, 2012 is affected by the two acquisitions we completed in 2012.   We acquired I Bank Holding Company (IBank) and its bank subsidiary, on April 1, 2012 and we acquired The Community Group (CGI) and its bank subsidiary on October 1, 2012. The results of the operations of IBank and CGI were first included in our consolidated results of operations in the second quarter and fourth quarter of 2012, respectively.

S Corporation Status

From our formation in 2002 through March 31, 2013, we  elected to be taxed for federal income tax purposes as a “Subchapter S corporation” under the provisions of Section 1361 through 1379 of the Internal Revenue Code. As a result, our net income was not  subject to, and we have not paid, U.S. federal income taxes and we have not been required to make any provision or recognize any liability for federal income tax in our financial statements for the periods ending on or prior to March 31, 2013. We terminated our status as a “Subchapter S” corporation in connection with our initial public offering as of April 1, 2013. We will commence paying federal income taxes on our pre-tax net income and our net income for each fiscal year and each interim period commencing on or after April 1, 2013 will reflect a provision for federal income taxes. As a result of that change in our status under the federal income tax laws, the net income and earnings per share data presented in our historical financial statements set forth elsewhere in this report, which do not include any provision for federal income taxes, will not be comparable with our future net income and earnings per share in periods in which we are taxed as a C corporation, which will be calculated by including a provision for federal income taxes.

Although we have not historically paid federal income tax, in the past, we have made periodic cash distributions to our shareholders in amounts estimated to be necessary for them to pay their estimated personal U.S. federal income tax liabilities related to the items of our income, gain, deductions and losses allocated to each of our shareholders.  The aggregate amount of such cash distributions has equaled 35% of our net income for the related period.  Our historical cash flows and financial condition have been affected by such cash distributions.

Deferred tax assets and liabilities will be recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of the change in tax rates resulting from being a C corporation will be recognized in income in the quarter in which such change takes place. This difference between the financial statement carrying amounts of assets and liabilities and their respective tax basis would have been recorded as a net deferred tax asset of $581 thousand if it had been recorded as of on our balance sheet as of March 31, 2013.

Discussion and Analysis of Results of Operations for the Three Months Ended March 31, 2013 and March 31, 2012

The following discussion and analysis of our results of operations compares the three months ended March 31, 2013 with the three months ended March 31, 2012. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results of operations that may be expected for all of the year ending December 31, 2013  because those results of operations do not include any provision for federal income taxes as will our results of operations for the remaining nine months of the year ending December 31, 2013.

Results of Operations

Net income available to common shareholders was $5.7 million ($0.68 per common share on a diluted basis) for the quarter ended March 31, 2013 compared with $3.1 million ($0.43 per common share on a diluted basis) for the quarter ended March 31, 2012, an increase of $2.6 million or 81%. Net income increased $2.6 million compared to the quarter ended March 31, 2012, which was a result of a $5.9 million increase in net interest income and  a $535 thousand increase in non interest income, offset by a $101 thousand increase in the provision for loan losses and a $3.4 million increase in non interest expense. The Company posted returns on average common equity of 18.49% and 17.36%, returns on average assets of 1.33% and 1.16% and efficiency ratios of 67.5% and 73.9% for the quarters ended March 31, 2013 and 2012, respectively. The efficiency ratio is calculated by dividing total noninterest expense (which does not include the provision for loan losses) by net interest income plus noninterest income

Net Interest Income

Our net interest income is our interest income, net of interest expenses. Changes in the balances of our earning assets and our deposits, FHLB advances and other borrowings, as well as changes in the market interest rates, affect our net interest income. The difference between our average yield on earning assets and our average rate paid for interest-bearing liabilities is our net interest spread. Noninterest-bearing sources of funds, such as demand deposits and stockholders’ equity, also support our earning assets. The impact of the noninterest-bearing sources of funds is reflected in our net interest margin, which is calculated as annualized net interest income divided by average earning assets.

We earned net interest income of $18.2 million for the three months ended March 31, 2013, an increase of $5.9 million, or 48.1%, from $12.3 million for the three months ended March 31, 2012. This increase is primarily attributable to the $444 million  increase in interest-earning assets from March 31, 2012 to March 31, 2013 and a 32 basis point decrease in interest expense on interest bearing liabilities from the comparable prior year period.  In addition, discount accretion on acquired loans of $1.1 million and $58 thousand is included in net interest income for the quarters ended March 31, 2013 and 2012, respectively. The significant increase in acquired loan accretion was primarily related to the unexpected payoff of three loans. Our net interest margin for the quarter ended March 31, 2013 was 4.68% compared to 4.31% for the quarter ended March 31, 2012. Our interest rate spread was 4.55% for the quarter ended March 31, 2013 compared to 4.17% for the quarter ended March 31, 2012. The average balance of interest-earning assets for the first quarter of 2013 increased by $444.5 million, or 39.2%, to $1.6 billion from an average balance of $1.1 billion for the prior year comparable period. The average aggregate balance of noninterest-bearing checking accounts increased to $235.1 million for the quarter ended March 31, 2013 from $154.0 million for the same period in fiscal 2012. The greatest part of the increases in interest-earning assets and noninterest-bearing deposits occurred as a result of the two acquisitions we completed in 2012, while the balance of the increases came from organic loan and deposit growth.

The increase in the interest rate spread was due to a combination of factors, including the weighted-average rate on interest-bearing liabilities declining by 32 basis points from 1.27% for the quarter ended March 31, 2012 to 0.95% for the quarter ended March 31, 2013. This decrease is due to continued decreases in market rates on deposits as well as management’s focus on decreasing the cost of interest bearing deposits. In addition, the yields on interest earning assets increased from 5.44% for the quarter ended March 31, 2012 to 5.50% for the quarter ended March 31, 2013. For the quarter ended March 31, 2013, the yield on interest earning assets was enhanced by the increased level of discount accretion on acquired loans which contributed 27 basis points to such yield compared to a contribution of only 2 basis points for the quarter ended March 31, 2012.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the quarters ended March 31, 2013 and 2012. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances.

	For The Quarter Ended March 31,
	2013			2012
	Average Outstanding Balance (2)	Interest	Yield/ Rate (1)	Average Outstanding Balance (2)	Interest	Yield/ Rate (1)
(dollars in thousands)
Interest-earning assets:
Loans	$1,397,215	$20,759	6.03%	$998,316	$14,899	5.94%
Taxable securities	82,370	366	1.80	68,994	385	2.22
Nontaxable securities	31,815	249	3.17	22,330	199	3.55
Federal funds sold and other	68,012	47	0.28	45,219	23	0.20
Total interest-earning assets	1,579,412	21,421	5.50	1,134,859	15,506	5.44
Noninterest-earning assets	154,513			137,042
Total assets	$1,733,924			$1,271,901

Interest-bearing liabilities:
Checking accounts	$694,492	946	0.55	$482,706	$1,116	0.92
Savings accounts	114,429	91	0.32	103,275	224	0.86
Money market accounts	38,610	24	0.25	12,253	27	0.89
Certificates of deposit	304,147	667	0.89	268,464	767	1.14
Total deposits	1,151,679	1,728	0.61	866,698	2,134	0.98
FHLB advances	164,582	828	2.04	82,269	492	2.38
Notes payable and other borrowings	36,100	515	5.79	39,125	450	4.58
Junior subordinated debentures	18,147	135	3.02	14,538	128	3.50
Total interest-bearing liabilities	1,370,507	3,206	0.95	1,002,630	3,204	1.27
Noninterest-bearing checking accounts	235,125			153,975
Noninterest-bearing liabilities	3,561			23,520
Stockholders’ equity	124,731			91,776
Total liabilities and equity	$1,733,924			$1,271,901

Net interest income		$18,215			$12,302

Interest rate spread			4.55%			4.17%
Net interest margin (3)			4.68			4.31
Average interest earning assets to
Interest bearing liabilities			115.24			111.43

(1)	Yields and rates for the three month periods are annualized.
(2)	Average loan balances include nonaccrual loans.
(3)

Net interest margins for the periods presented represent: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.

Provision for Loan Losses

Management actively monitors the Company’s asset quality and provides specific loss provisions when necessary. Provisions for loan losses are charged to income to bring the total allowance for loan losses to a level deemed appropriate by management based on such factors as historical loss experience, trends in classified loans and past dues, the volume and growth in the loan portfolio, current economic conditions and the value of collateral.

Loans are charged off against the allowance for loan losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the provision for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the determination.

The Company made a $1.0 million provision for loan losses for the quarter ended March 31, 2013 and a $575 thousand provision for the quarter ended March 31, 2012. The increase in the provision was to properly reserve for the growth in the loan portfolio during the first quarter of 2013. Net charge offs were $524 thousand for the quarter ended March 31, 2013 compared to $307 thousand for the quarter ended March 31, 2012. Charge offs in the first quarter of 2013 were primarily related to one large commercial real estate loan that was foreclosed during such quarter and the collateral for which was transferred to other real estate.

Noninterest Income

Noninterest income increased $535,000, or 28.3%, to $2.4 million for the quarter ended March 31, 2013 from $1.9 million for the comparable prior year period. The following table sets forth the major components of our noninterest income for the quarters ended March 31, 2013 and 2012 and the period-over-period variations in such categories of noninterest income:

	For the Quarter Ended March 31,		Variance
	2013	2012	2013 v. 2012
(dollars in thousands)
Noninterest Income
Service charges on deposit accounts	$1,139	$809	$330
Mortgage fee income	1,066	963	103
Gain (loss) on sale of other real estate	25	(53)	78
Loss on sale of securities available for sale	—	(3)	3
Gain on sale of premises and equipment	1	1	—
Increase in cash surrender value of bank owned life insurance	81	82	(1)
Other noninterest income	114	92	22
Total noninterest income	$2,426	$1,891	$535

Service charges. Reported service charges of $1.1 million for the quarter ended March 31, 2013, increased $330 thousand or 40.8% compared to $809 thousand for the comparable prior year quarter. This difference primarily relates to ATM service fees which have previously been reported net of related expense and are being reported on a gross basis with offsetting expense of $286 thousand reported in noninterest expense in 2013. In 2012, ATM fees were settled on a net basis.

Mortgage fee income. Mortgage fee income of $1.1 million increased $103 thousand or 10.7% for the quarter ended March 31, 2013 from $963 thousand for the quarter ended March 31, 2012. This increase is directly related to a comparable increase in mortgage loan origination volume from the comparable prior year period.

Noninterest Expense

Noninterest expense increased $3.4 million, or 32.4%, to $13.9 million for quarter ended March 31, 2013 from $10.5 million for the comparable prior year period. The increase is primarily due to increases in salaries and benefits expenses, occupancy expenses and other noninterest expenses related to the two acquisitions completed in 2012 as well as other real estate impairment realized in the first quarter of 2013. The following table sets forth the major components of our noninterest expense for the quarters ended March 31, 2013 and 2012 and the period-over-period variations in such categories of noninterest expense:

	For the Quarter Ended March 31,		Variance
	2013	2012	2013 v. 2012
(dollars in thousands)
Noninterest Expense
Salaries and employee benefits	$7,748	$5,840	$1,908
Occupancy	2,147	1,670	477
Data processing	296	267	29
FDIC assessment	246	199	47
Advertising and public relations	216	154	62
Communications	340	308	32
Other real estate owned expense, net	166	73	93
IBG Adriatica expenses, net	197	300	(103)
Other real estate impairment	448	—	448
Core deposit intangible amortization	176	142	34
Professional fees	272	243	29

Acquisition expense, including legal	137	216	(79)
Other	1,534	1,082	452
Total noninterest expense	$13,923	$10,494	$3,429

Salaries and employee benefits. Salaries and employee benefits expense, which historically has been the largest component of our noninterest expense, increased in the first quarter of 2013 by $1.9 million or 32.7% from our salary and employee benefits expense in the comparable prior year period. The increase was primarily attributable to an increase in the number of our full-time equivalent employees, which resulted from the two acquisitions we completed in 2012, as well as the addition of lending teams in our high growth markets.

The Company expects employee benefits to increase in the future due to 112,320 shares of restricted stock granted in April 2013 under the 2013 Equity Incentive Plan in connection with the recently completed initial public offering.

Occupancy expense. Occupancy expense increased 28.6% or $477 thousand from the first quarter of 2012 compared to the quarter ended March 31, 2013. This increase resulted from higher maintenance contract expense, building lease expenses and property taxes, attributable primarily to the two acquisitions completed in 2012 and the establishment of our Dallas location in June 2012.

Other real estate impairment. Other real estate impairment was recognized during the quarter ended March 31, 2013 totaling $448 thousand. Approximately, $225 thousand was related to an ORE property located in the Austin area that was in negotiation to sell at a lower amount than the recorded book value. The remaining impairment was recorded on two properties located in Frisco, Texas due to updated appraisals. There was no other real estate impairment in the comparable period in 2012.

Other . Other expense increased by $452 thousand for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012.  The majority of the increase relates to ATM exchange fees which had settled on a net basis prior to 2013 and were recorded in noninterest income.  ATM expense was $286 thousand in the quarter ended March 31, 2013.

Pro Forma Income Tax Expense

As a result of our S Corporation status as discussed above, we had no federal tax expense for the quarters ended March 31, 2013 or 2012. We have determined that had we been taxed as a C corporation and paid federal income taxes our federal tax rates would have been 32.8% and 30.1% for the respective quarters using a federal tax rate of 35% and considering our nontaxable security and loan income as well as tax exempt income from bank owned life insurance. On a pro forma basis, our federal income tax expense would have been $1.9 million and $940 thousand for the quarters ended March 31, 2013 and 2012, respectively, resulting in pro forma net income, after federal taxes of $3.8 million and $2.2 million, respectively.

Discussion and Analysis of Financial Condition

Loan Portfolio

Our loan portfolio is the largest category of our earning assets. As of March 31, 2013 and December 31, 2012, loans, net of allowance for loan losses, totaled $1.410 billion and $1.367 billion, respectively.

The following table presents the balance and associated percentage of each major category in our loan portfolio as of March 31, 2013 and December 31, 2012:

	March 31,		December 31,
	2013		2012
Commercial	$175,910	12.37%	$169,882	12.32%
Real estate:
Commercial	679,762	47.80%	648,494	47.04%
Commercial construction, land and land development	94,496	6.65%	97,329	7.06%
Residential (1)	338,619	23.81%	315,349	22.87%
Single family interim construction	54,167	3.81%	67,920	4.93%
Agricultural	36,806	2.59%	40,127	2.91%
Consumer	42,032	2.96%	39,502	2.87%
Other	204	0.01%	73	—
	1,421,996	100.00%	1,378,676	100.00%
Allowance for loan losses	(11,984)		(11,478)
	$1,410,012		$1,367,198

(1)	Includes mortgage loans held for sale as of March 31, 2013 and December 31, 2012 of $6.1 million and $9.2 million, respectively.

Asset Quality

Nonperforming Assets. We have established procedures to assist us in maintaining the overall quality of our loan portfolio. In addition, we have adopted underwriting guidelines to be followed by our lending officers and require significant senior management review of proposed extensions of credit exceeding certain thresholds. When delinquencies exist, we rigorously monitor the levels of such delinquencies for any negative or adverse trends. Our loan review procedures include approval of lending policies and underwriting guidelines by the Board of Directors, an annual independent loan review, approval of large credit relationships by the Directors’ Loan Committee and loan quality documentation procedures. We, like other financial institutions, are subject to the risk that our loan portfolio will be subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

We discontinue accruing interest on a loan when management of our Company believes; after considering our collection efforts and other factors, that the borrower’s financial condition is such that collection of interest of that loan is doubtful. Loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans, including troubled debt restructurings, that are placed on nonaccrual status or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Real estate we have acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned until sold.  The Bank’s policy is to initially record other real estate at fair value less estimated costs to sell at the date of foreclosure.  After foreclosure, other real estate is carried at the lower of the initial carrying amount (fair value less estimated costs to sell or lease), or at the value determined by subsequent appraisals of other real estate.

We periodically modify loans to extend the term or make other concessions to help a borrower with a deteriorating financial condition stay current on their loan and to avoid foreclosure.  We generally do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates.  Under applicable accounting standards, such loan modifications are generally classified as troubled debt restructurings.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. We classify nonperforming loans as nonaccrual loans, loans past due 90 days or more and still accruing interest or loans modified under restructurings as a result of the borrower experiencing financial difficulties. The balances of nonperforming loans reflect the net investment in these assets, including deductions for purchase discounts.

	March 31,	December 31,
	2013	2012
(dollars in thousands)
Nonaccrual loans (1)
Commercial	$657	$218
Real estate:
Commercial real estate, construction, land and land development	235	4,857
Residential real estate	781	894
Single-family interim construction	—	560
Consumer	54	70
Total nonaccrual loans	1,727	6,599

Loans delinquent 90 days or more and still accruing
Real estate:
Residential real estate	17	—
Consumer	1	2

Total loans delinquent 90 days or more and still accruing	18	2

Troubled debt restructurings, not included in non-accrual loans
Commercial	124	481
Real estate:
Commercial real estate, construction, land and land development	1,695	1,778
Residential real estate	2,148	2,165
Consumer	2	9
Total troubled debt restructurings, not included in non-accrual loans	3,969	4,433
Total nonperforming loans	5,714	11,034
Other real estate owned (Bank only):
Commercial real estate, construction, land and land development	7,844	6,166
Residential real estate	615	653
Total other real estate owned	8,459	6,819
Adriatica real estate owned	9,724	9,727
Total nonperforming assets	$23,897	$27,580

Ratio of nonperforming loans to total loans	0.40%	0.81%
Ratio of nonperforming assets to total assets	1.35	1.59

Nonaccrual loans include troubled debt restructurings of $590 thousand and $3.1 million at March 31, 2013 and December 31, 2012, respectively.

Nonaccrual loans decreased from $6.6 million as of December 31, 2012 to $1.7 million as of March 31, 2013. This change includes a payoff of a $1.8 million loan that was on nonaccrual at December 31, 2012. In addition, there was a foreclosure transferring a $2.3 million nonaccrual loan to other real estate, which also resulted in the increase in other real estate from December 31, 2012 to March 31, 2013.

We did not recognize any interest income on nonaccrual loans during the three months ended March 31, 2013 and 2012 while the loans were in nonaccrual status.  The amount of interest we included in our net interest income for the three months ended March 31, 2013 and 2012 with respect to loans classified as troubled debt restructurings was $53 thousand and $79 thousand, respectively.  Additional interest income that we would have recognized on nonaccrual loans and loans classified as troubled debt restructurings had they been current in accordance with their original terms was $121 thousand and $131 thousand , respectively, during the three months ended March 31, 2013 and 2012.

As of March 31, 2013, we had a total of 53loans with an aggregate principal balance of $11.3million that were not currently nonaccrual loans, 90 days past due loans or troubled debt restructurings, but where we had information about possible credit problems of the borrowers that caused our management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that could result in those loans becoming nonaccrual loans, 90 days past due loans or troubled debt restructurings in the future.

Upon an acquisition, we generally continue to use the classification of acquired loans classified nonaccrual or 90 days and accruing.  We do not classify acquired loans as troubled debt restructurings, or TDRs, unless we modify an acquired loan subsequent to acquisition that meets the TDR criteria.  Reported delinquency of our purchased loan portfolio is based upon the contractual terms of the loans.

Allowance for Loan Losses. The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. Our allowance for loan losses represents our estimate of probable and reasonably estimable loan losses inherent in loans held for investment as of the respective balance sheet date. Our methodology for assessing the adequacy of the allowance for loan losses includes a general allowance for performing loans, which are grouped based on similar characteristics, and a specific allowance for individual impaired loans. Actual credit losses or recoveries are charged or credited directly to the allowance. As of March 31, 2013, the allowance for loan losses amounted to $12.0 million or 0.85% of total loans, compared with $11.5 million, or 0.84% of total loans at December 31, 2012 and $9.3 million or 0.93% of total loans at March 31, 2012. The following table provides an analysis of the allowance for loan losses for the quarters ended March 31, 2013 and 2012:

	As of and for the Quarter Ended March 31,
(dollars in thousands)	2013	2012
Allowance for loan losses-balance at beginning of period	$11,478	$9,060
Charge-offs
Commercial	—	(6)
Real estate:
Commercial real estate, construction, land and land development	(531)	(203)
Residential real estate	—	(137)
Single-family interim construction	—	—
Agricultural	—	—
Consumer	(12)	(15)
Other	—	—
Total charge-offs	(543)	(361)
Recoveries:
Commercial	4	—
Real estate:
Commercial real estate, construction, land and land development	3	42
Residential real estate	3	—
Single-family interim construction	—	—
Agricultural	—	—
Consumer	9	12
Total recoveries	19	54
Net charge-offs	(524)	(307)
Provision for loan losses	1,030	575
Allowance for loan losses-balance at end of year	$11,984	$9,328

Ratios
Net charge-offs to average loans outstanding (annualized)	0.15%	0.12%
Allowance for loan losses to nonperforming loans at end of period	209.73	113.88
Allowance for loan losses to total loans at end of period	0.85	0.93

The allowance as a percentage of total loans decreased from 0.93% at March 31, 2012 to 0.85% at March 31, 2013. This decrease is primarily due to loans acquired in the two acquisitions that closed in the second and fourth quarters of 2012. The acquired loans were recorded at fair value as of the acquisition date. The allowance for loan losses to nonperforming loans has increased from 113.88% at March 31, 2012 to 209.73% at March 31, 2013 due to the decrease in nonperforming loans from $8.2 million at March 31, 2012 to $5.7 million at March 31, 2013. Although the allowance for loan losses to nonperforming has increased significantly we do not expect to decrease our allowance as a percentage of total loans.  The allowance is primarily related to loans evaluated collectively and will continue to increase as our loan portfolio grows.

Securities Available for Sale

Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.

The following table presents the amortized cost and fair value of securities classified as available for sale at March 31, 2013 and December 31, 2012:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale

March 31, 2013:
U.S. treasuries	$3,495	$47	$—	$3,542
Government agency securities	68,635	477	(4)	69,108
Obligations of state and municipal subdivisions	37,989	1,650	(537)	39,102
Corporate bonds	2,098	15	—	2,113
Residential mortgage-backed securities guaranteed by FNMA, GNMA, FHLMC and SBA	629	46	—	675
	$112,846	$2,235	$(541)	$114,540

December 31, 2012:
U.S. treasuries	$3,493	$54	$—	$3,547
Government agency securities	69,636	575	—	70,211
Obligations of state and municipal subdivisions	34,908	2,123	(217)	36,814
Corporate bonds	2,105	23	(25)	2,103
Residential mortgage-backed securities guaranteed by FNMA, GNMA, FHLMC and SBA	635	45	—	680
	$110,777	$2,820	$(242)	$113,355

The Company had no gain or loss on sales of securities in the quarter ended March 31, 2013 and recognized a loss on sale of securities of $3 thousand during the quarter ended March 31, 2012.

Securities represented 6.5% of total assets at both March 31, 2013 and December 31, 2012.

Management evaluates securities for other-than-temporary impairment (OTTI) on at least a quarterly basis and more frequently when economic of market conditions warrant such an evaluation. Management believes the Company does not intend to sell any debt securities or more likely than not will not be required to sell any debt securities before their anticipated recovery, at which time the Company will receive full value for the securities. Management has the ability and intent to hold the securities classified as available for sale that were in a loss position as of March 31, 2013 for a period of time sufficient for an entire recovery of the cost basis of the securities. For those securities that are impaired the unrealized losses are largely due to interest rate changes. The fair value is expected to recover as the securities approach their maturity date. Management believes any impairment in the Company’s securities at March 31, 2013 is temporary and no impairment has been realized in the Company’s consolidated financial statements.

Capital Resources and Regulatory Capital Requirements

Total stockholder’s equity was $124.1 million at March 31, 2013 compared with $124.5 million at December 31, 2012, a decrease of $400 thousand. The decrease was due primarily to dividends  of $5.4 million declared in the quarter ended March 31, 2013 and a decrease in unrealized gain on available for sale securities of $900 thousand, partially offset by net income of $5.7 million for the quarter ended March 31, 2013.

Banking regulators measure capital adequacy by means of the risk-based capital ratio and leverage ratio.  The risk based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories ranging from 0% to 100%.  Regulatory capital is then divided by risk weighted assets to determine the risk adjusted capital ratios.  The leverage ratio is computed by dividing shareholders’ equity less intangible assets by quarter-to-date average assets less intangible assets. As of March 31, 2013, we exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	March 31, 2013
	Actual	Required to be considered well capitalized	Required to be considered adequately capitalized
	Ratio	Ratio	Ratio
Tier 1 capital to average assets ratio	6.29%	≥5.00%	4.00-5.00%
Tier 1 capital to risk-weighted assets ratio	8.01	≥6.00	4.00-6.00
Total capital to risk-weighted assets ratio	10.20	≥10.00	8.00-10.00

We completed an initial public offering on April 8, 2013, raising net proceeds of $87.2 million. This capital has improved our capital ratios subsequent to March 31, 2013.

Liquidity Management

We continuously monitor our liquidity position to ensure that assets and liabilities are managed in a manner that will meet all of our short-term and long-term cash requirements. We manage our liquidity position to meet the daily cash flow needs of customers, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our shareholders. We also monitor our liquidity requirements in light of interest rate trends, changes in the economy, and the scheduled maturity and interest rate sensitivity of the investment and loan portfolios and deposits.

Our short-term and long-term liquidity requirements are primarily to fund on-going operations, including payment of interest on deposits and debt, extensions of credit to borrowers, capital expenditures and shareholder dividends. These liquidity requirements are met primarily through cash flow from operations, redeployment of pre-paid and maturing balances in our loan and investment portfolios, debt financing and increases in customer deposits. Our liquidity position is supported by management of liquid assets and liabilities and access to alternative sources of funds. Liquid assets include cash, interest-bearing deposits in banks, federal funds sold, securities available for sale and maturing or prepaying balances in our investment and loan portfolios. Liquid liabilities include core deposits, federal funds purchased, securities sold under repurchase agreements and other borrowings. Other sources of liquidity include the sale of loans, the ability to acquire additional national market noncore deposits, the issuance of additional collateralized borrowings such as FHLB advances, the issuance of debt securities, borrowings through the Federal Reserve’s discount window and the issuance of equity securities. For additional information regarding our operating, investing and financing cash flows, see the Consolidated Statements of Cash Flows provided in our consolidated financial statements.

In addition to the liquidity provided by the sources described above, the Bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of March 31, 2013, the Bank had established federal funds lines of credit with an unaffiliated bank totaling $25 million with no amounts advanced against those lines at that time. Based on the values of stock, securities, and loans pledged as collateral, as of March 31, 2013, we had $314.5 million of additional borrowing capacity with the FHLB

Contractual Obligations

The following table contains supplemental information regarding our total contractual obligations as of March 31, 2013. These payments do not include pre-payment options that may be available to the Company. Payments related to leases are based on actual payments specified in underlying contracts.

	Payments Due
(dollars in thousands)	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Deposits without a stated maturity	$1,100,728	$—	$—	$—	$1,100,728
Time deposits	224,381	67,366	22,624	—	314,371
FHLB advances	3,017	55,500	50,027	56,007	164,552
Notes payable	2,513	11,444	1,125	—	15,082
Subordinated debt	2,034	6,626	8,293	3,648	20,600
Junior subordinated debentures	—	—	—	18,147	18,147
Operating leases	519	724	285	416	1,944
Total contractual obligations	$1,333,193	$141,660	$82,354	$78,217	$1,635,424

We believe that we will be able to meet our contractual obligations as they come due through the maintenance of adequate cash levels. We expect to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity and continued deposit gathering activities. We have in place various borrowing mechanisms for both short-term and long-term liquidity needs.

The entire amount of notes payable of $15.1 million and $4.0 million of subordinated debt were fully paid in April 2013.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various transactions, which, in accordance with accounting principles generally accepted in the United States, are not included in our consolidated balance sheets. However, we have only limited off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. The Bank enters into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and issue standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

Commitments to Extend Credit. The Bank enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Bank’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Bank minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

Standby Letters of Credit. Standby letters of credit are written conditional commitments that the Bank issues to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the customer is obligated to reimburse the Bank for the amount paid under this standby letter of credit.

The Bank’s commitments to extend credit and outstanding standby letters of credit were $188.5 million and $2.1 million, respectively, as of March 31, 2013. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. We manage our liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that we will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, income and expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

Accounting policies, as described in detail in the notes to our consolidated financial statements, are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. We believe that the critical accounting policies and estimates discussed below require us to make difficult, subjective or complex judgments about matters that are inherently uncertain. Changes in these estimates, that are likely to occur from period to period, or the use of different estimates that we could have reasonably used in the current period, would have a material impact on our financial position, results of operations or liquidity.

Allowance for Loan Losses. The allowance for loan losses represents management’s estimate of probable and reasonably estimable credit losses inherent in the loan portfolio. In determining the allowance, we estimate losses on individual impaired loans, or groups of loans which are not impaired, where the probable loss can be identified and reasonably estimated. On a quarterly basis, we assess the risk inherent in our loan portfolio based on qualitative and quantitative trends in the portfolio, including the internal risk classification of loans, historical loss rates, changes in the nature and volume of the loan portfolio, industry or borrower concentrations, delinquency trends, detailed reviews of significant loans with identified weaknesses and the impacts of local, regional and national economic factors on the quality of the loan portfolio. Based on this analysis, we record a provision for loan losses in order to maintain the allowance at appropriate levels.

Determining the amount of the allowance is considered a critical accounting estimate, as it requires significant judgment and the use of subjective measurements, including management’s assessment of overall portfolio quality. We maintain the allowance at an amount we believe is sufficient to provide for estimated losses inherent in our loan portfolio at each balance sheet date, and fluctuations in the provision for loan losses may result from management’s assessment of the adequacy of the allowance. Changes in these estimates and assumptions are possible and may have a material impact on our allowance, and therefore our financial position, liquidity or results of operations.

Goodwill and Core Deposit Intangible. The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. Prior to 2012, the evaluation of goodwill impairment was a two-step test. Effective January 1, 2012, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two step impairment test is unnecessary. If the Company concludes otherwise, then it is required to perform the first step of the two step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. In testing for impairment in the past, the fair value of net assets was estimated using a discounted cash flow analysis based on future projected Company earnings. In future testing for impairment, the fair value of net assets will be estimated based on an analysis of our market value.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The principal objective of the Company’s asset and liability management function is to evaluate the interest rate risk within the balance sheet and pursue a controlled assumption of interest rate risk while maximizing net income and preserving adequate levels of liquidity and capital. The Investment Committee of the Bank’s Board of Directors has oversight of our asset and liability management function, which is managed by our Chief Financial Officer. Our Chief Financial Officer meets with our senior executive management team regularly to review, among other things, the sensitivity of the Company’s assets and liabilities to market interest rate changes, local and national market conditions and market interest rates. That group also reviews the liquidity, capital, deposit mix, loan mix and investment positions of our Company.

Our management and our Board of Directors are responsible for managing interest rate risk and employing risk management policies that monitor and limit our exposure to interest rate risk. Interest rate risk is measured using net interest income simulations and market value of portfolio equity analyses. These analyses use various assumptions, including the nature and timing of interest rate changes, yield curve shape, prepayments on loans, securities and deposits, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows.

Instantaneous parallel rate shift scenarios are modeled and utilized to evaluate risk and establish exposure limits for acceptable changes in net interest margin. These scenarios, known as rate shocks, simulate an instantaneous change in interest rates and use various assumptions, including, but not limited to, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows.

We also analyze the economic value of equity as a secondary measure of interest rate risk. This is a complementary measure to net interest income where the calculated value is the result of the market value of assets less the market value of liabilities. The economic value of equity is a longer term view of interest rate risk because it measures the present value of the future cash flows. The impact of changes in interest rates on this calculation is analyzed for the risk to our future earnings and is used in conjunction with the analyses on net interest income.

We conduct periodic analyses of our sensitivity to interest rate risks through the use of a third-party proprietary interest-rate sensitivity model provided by ALX Consulting, Inc., or ALX, an affiliate of TIB-The Texas Independent Bankers Bank. That model has been customized to our specifications. The analyses conducted by use of that model are based on current information regarding our actual interest-earnings assets, interest-bearing liabilities, capital and other financial information that we supply. ALX uses that information in the model to estimate our sensitivity to interest rate risk.

Our interest rate risk model indicated that we were liability sensitive in terms of interest rate sensitivity as of March 31, 2013. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income based on the interest rate risk model as of March 31, 2013:

Hypothetical Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
200	-3.8%
100	-6.2
-100	6.4

Many assumptions are used to calculate the impact of interest rate fluctuations. Actual results may be significantly different than our projections due to several factors, including the timing and frequency of rate changes, market conditions and the shape of the yield curve. The computations of interest rate risk shown above do not include actions that our management may undertake to manage the risks in response to anticipated changes in interest rates and actual results may also differ due to any actions taken in response to the changing rates

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures (as defined in Rules 13a-15(f) and 15d-15(e) under the Securities and Exchange Act of 1934 (the Exchange Act) An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. The evaluation is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Bank is currently subject to the following litigation matters:

The first matter is related to the Bank’s foreclosure on May 3, 2011, of real property securing a loan, and involves a title dispute between an adjacent property owner and the former borrower/owner of the foreclosed property. The dispute resulted in Field Street Development I, Ltd, Flct, Ltd, Flla, Ltd, Flsc, Ltd and Flst, Ltd filing a lawsuit in the 219th District Court of Texas on May 20, 2010, against Harold Holigan and Melissa Land Partners, Ltd, and joining the Bank and Holigan Land Development, Ltd. on or about July 21, 2011. The Bank is vigorously defending this action. Further, the Bank has submitted a claim to the title company that issued a title insurance policy with respect to the foreclosed property. The title company is currently paying the costs of defense. The Bank believes that the potential loss if the plaintiff prevails would be approximately $1,000,000. In that event, the Bank would pursue its claim against the title company for this amount.

The second matter is related to a lending relationship inherited by the Bank in connection with the acquisition of The Community Group, Inc. and its subsidiary, United Community Bank N.A., or UCB that was consummated effective October 1, 2012. UCB established a $350,000 line of credit for a guarantor to pay for deficiencies arising from loans made to a related borrower. John Ganter, the guarantor, filed a lawsuit on November 21, 2012, in the 298th District Court of Texas alleging fraud by UCB seeking a restraining order to prevent the Bank from realizing on the collateral securing the line of credit and a judgment that the line of credit is unenforceable. The court denied the plaintiff’s request for a temporary injunction, the restraining order lapsed, and the Bank foreclosed on and sold the collateral to satisfy the line of credit. The Bank has also filed a counterclaim against the plaintiff for deficiencies on other indebtedness guaranteed by the plaintiff and for payment of legal fees. The Bank is preparing a motion for summary judgment and otherwise continues to defend this lawsuit.

Item 1A. Risk Factors

We believe the risks described below are the risks that are material to us as of the date of this Quarterly Report on Form 10-Q. If any of the following risks actually occur, our business, financial condition, results of operations and growth prospects could be materially and adversely affected. These risks are not the only risks that we may face in connection our business, financial condition, results of operations and growth prospects, which could also be affected by additional factors that apply to all companies operating in the United States, as well as other risks that are not currently known to us or that we currently consider to be immaterial to our business, financial condition, results of operations and growth prospects.

Risks Related to Our Business

Our success depends significantly on our management team, and the loss of our senior executive officers or other key employees and our inability to recruit or retain suitable replacements could adversely affect our business, results of operations and growth prospects.

Our success depends significantly on the continued service and skills of our existing executive management team, particularly David Brooks, our Chairman of the Board and Chief Executive Officer, Torry Berntsen, our President and Chief Operating Officer, Daniel Brooks, our Vice Chairman and Chief Risk Officer, Brian Hobart, our Vice Chairman and Chief Lending Officer, Michelle Hickox, our Executive Vice President and Chief Financial Officer, and Jan Webb, our Executive Vice President and Secretary. The implementation of our business and growth strategies also depends significantly on our ability to retain employees with experience and business relationships within their respective market areas. Our officers may terminate their employment with us at any time, and we could have difficulty replacing such officers with persons who are experienced in the specialized aspects of our business or who have ties to the communities within our market areas. The loss of any of our key personnel could therefore have an adverse impact on our business and growth.

The obligations associated with being a public company will require significant resources and management attention, which will increase our costs of operations and may divert focus from our business operations.

We have not been required in the past to comply with the requirements of the SEC, to file periodic reports with the SEC or to have our consolidated financial statements completed, reviewed or audited and filed within a specified time. Having become a publicly traded company following completion of our public offering in April 2013, we are now required to file periodic reports containing our consolidated financial statements with the SEC within a specified time following the completion of quarterly and annual periods. As a public company, we will also incur significant legal, accounting, insurance and other expenses. Compliance with these reporting requirements and other rules of the SEC and the rules of the NASDAQ will increase our legal and financial compliance costs and make some activities more time consuming and costly. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from successfully implementing our strategic initiatives and improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company. However, we cannot predict or estimate the amount of additional costs we may incur in order to comply with these requirements. We anticipate that these costs will materially increase our general and administrative expenses.

Our business concentration in Texas imposes risks and may magnify the adverse effects and consequences to us resulting from any regional or local economic downturn affecting Texas.

We conduct our operations almost exclusively in Texas as approximately 98% of the loans in our real estate loan portfolio as of March 31, 2013, were secured by properties and collateral located in Texas. Likewise, as of such date, approximately 96% of the loans in our loan portfolio were made to borrowers who live and/or conduct business in Texas. This geographic concentration imposes risks from lack of geographic diversification. The economic conditions in Texas affect our business, financial condition, results of operations, and future prospects, where adverse economic developments, among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio. Any regional or local economic downturn that affects Texas or existing or prospective borrowers or property values in such areas may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically concentrated.

Our small to medium-sized business customers may have fewer financial resources than larger entities to weather a downturn in the economy, which may impair a borrower’s ability to repay a loan, and such impairment could adversely affect our results of operations and financial condition.

We focus our business development and marketing strategy primarily to serve the banking and financial services needs of small to medium-sized businesses. These small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact the north and central Texas area or the Texas market generally and small to medium-sized businesses are adversely affected, our results of operations and financial condition may be negatively affected.

Our strategy of pursuing acquisitions exposes us to financial, execution and operational risks that could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We have been pursuing a growth strategy that includes the acquisition of other financial institutions in target markets. We have completed four acquisitions since 2010, and we intend to continue this strategy. Such an acquisition strategy, involves significant risks, including the following:

•	finding suitable markets for expansion;

•	finding suitable candidates for acquisition;

•	attracting funding to support additional growth;

•	maintaining asset quality;

•	attracting and retaining qualified management; and

•	maintaining adequate regulatory capital.

Acquisitions of financial institutions also involve operational risks and uncertainties, and acquired companies may have unknown or contingent liabilities with no available manner of recourse, exposure to unexpected asset quality problems, key employee and customer retention problems and other problems that could negatively affect our organization. We may not be able to complete future acquisitions or, if completed, we may not be able to successfully integrate the operations, management, products and services of the entities that we acquire and eliminate redundancies. The integration process may also require significant time and attention from our management that they would otherwise direct toward servicing existing business and developing new business. Acquisitions typically involve the payment of a premium over book and market values and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Failure to successfully integrate the entities we acquire into our existing operations may increase our operating costs significantly and adversely affect our business and earnings.

If we do not manage our growth effectively, our business, financial condition, results of operations and future prospects could be negatively affected, and we may not be able to continue to implement our business strategy and successfully conduct our operations.

If the goodwill that we recorded in connection with a business acquisition becomes impaired, it could require charges to earnings, which would have a negative impact on our financial condition and results of operations.

Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets we acquired in connection with the purchase of another financial institution. We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of the asset might be impaired.

We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. As of March 31, 2013, our goodwill totaled $28.7 million. While we have not recorded any such impairment charges since we initially recorded the goodwill, there can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

If we do not effectively manage our asset quality and credit risk, we would experience loan losses which could have a material adverse effect on our financial condition and results of operation.

Making any loan involves risk, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt, and risks resulting from changes in economic and market conditions. Our credit risk approval and monitoring procedures may fail to identify or reduce these credit risks, and they cannot completely eliminate all credit risks related to our loan portfolio. If the overall economic climate in the United States, generally, or our market areas, specifically, experiences material disruption, our borrowers may experience difficulties in repaying their loans, the collateral we hold may decrease in value or become illiquid, and the level of nonperforming loans, charge-offs and delinquencies could rise and require additional provisions for loan losses, which would cause our net income and return on equity to decrease.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

As of March 31, 2013, approximately 82.1% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral, excluding agricultural loans secured by real estate. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, and could result in losses that would adversely affect credit quality, financial condition, and results of operation. Negative changes in the economy affecting real estate values and liquidity in our market areas could significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses would have a material adverse impact on our business, results of operations and growth prospects. If real estate values decline, it is also more likely that we would be required to increase our allowance for loan losses, which could adversely affect our financial condition, results of operations and cash flows.

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio, which may adversely affect our business, financial condition and results of operations.

We establish our allowance for loan losses and maintain it at a level considered adequate by management to absorb probable loan losses based on our analysis of our portfolio and market environment. The allowance for loan losses represents our estimate of probable losses in the portfolio at each balance sheet date and is based upon relevant information available to us. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. Additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, are determined based on a variety of factors, including an analysis of the loan portfolio, historical loss experience and an evaluation of current economic conditions in our market areas. The actual amount of loan losses is affected by changes in economic, operating and other conditions within our markets, as well as changes in the financial condition, cash flows, and operations of our borrowers, all of which are beyond our control, and such losses may exceed current estimates.

As of March 31, 2013, our allowance for loan losses as a percentage of total loans was 0.85% and as a percentage of total nonperforming loans was 209.73%. Additional loan losses will likely occur in the future and may occur at a rate greater than we have previously experienced. We may be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses, either due to management’s decision to do so or requirements by our banking regulators. In addition, bank regulatory agencies will periodically review our allowance for loan losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require us to recognize future charge-offs. These adjustments may adversely affect our business, financial condition and results of operations.

A lack of liquidity could adversely affect our operations and jeopardize our business, financial condition, and results of operations.

Liquidity is essential to our business. We rely on our ability to generate deposits and effectively manage the repayment and maturity schedules of our loans and investment securities, respectively, to ensure that we have adequate liquidity to fund our operations. An inability to raise funds through deposits, borrowings, the sale of our investment securities, Federal Home Loan Bank advances, the sale of loans, and other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments, we would lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income.

Other primary sources of funds consist of cash flows from operations, investment maturities and sales of investment securities, and proceeds from the issuance and sale of our equity and debt securities to investors. Additional liquidity is provided by the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank. We also may borrow funds from third-party lenders, such as other financial institutions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.

Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, pay dividends to our shareholders, or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

We may need to raise additional capital in the future, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our ability to maintain regulatory compliance, would be adversely affected.

We face significant capital and other regulatory requirements as a financial institution. We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, which could include the possibility of financing acquisitions. In addition, the Company, on a consolidated basis, and the Bank, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. We face significant capital and other regulatory requirements as a financial institution. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. In the future, we may not be able to raise additional capital if needed or on terms acceptable to us. If we fail to maintain capital to meet regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

Interest rate shifts may reduce net interest income and otherwise negatively impact our financial condition and results of operations.

The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, our earnings are significantly dependent on our net interest income, the principal component of our earnings, which is the difference between interest earned by us from our interest-earning assets, such as loans and investment securities, and interest paid by us on our interest-bearing liabilities, such as deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will negatively impact our earnings. The impact on earnings is more adverse when the slope of the yield curve flattens, that is, when short-term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates. Many factors impact interest rates, including governmental monetary policies, inflation, recession, changes in unemployment, the money supply, and international disorder and instability in domestic and foreign financial markets.

Interest rate increases often result in larger payment requirements for our borrowers, which increase the potential for default. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates.

Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. At the same time, we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets would have an adverse impact on net interest income.

If short-term interest rates remain at their historically low levels for a prolonged period, and assuming longer term interest rates fall further, we could experience net interest margin compression as our interest earning assets would continue to reprice downward while our interest-bearing liability rates could fail to decline in tandem. Such an occurrence would have a material adverse effect on our net interest income and our results of operations.

We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

While we attempt to invest a significant percentage of our assets in loans (our loan to deposit ratio was 100.1% as of March 31, 2013), we invest a percentage of our total assets (approximately 6.5% as of March 31, 2013) in investment securities as part of our overall liquidity strategy. As of March 31, 2013, the fair value of our securities portfolio was approximately $114.5 million. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities are generally subject to decreases in market value when market interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause an other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting market interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.

We face strong competition from financial services companies and other companies that offer banking services, which could harm our business.

We conduct our operations almost exclusively in Texas. Many of our competitors offer the same, or a wider variety of, banking services within our market areas. These competitors include banks with nationwide operations, regional banks and other community banks. We also face competition from many other types of financial institutions, including savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In addition, a number of out-of-state financial intermediaries have opened production offices, or otherwise solicit deposits, in our market areas. Increased competition in our markets may result in reduced loans and deposits, as well as reduced net interest margin and profitability. Ultimately, we may not be able to compete successfully against current and future competitors. If we are unable to attract and retain banking customers, we may be unable to continue to grow our loan and deposit portfolios, and our business, financial condition and results of operations may be adversely affected.

We have a continuing need for technological change, and we may not have the resources to effectively implement new technology, or we may experience operational challenges when implementing new technology.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market area. We may experience operational challenges as we implement these new technology enhancements or products, which could result in us not fully realizing the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner.

Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those that we will be able to provide, which would put us at a competitive disadvantage. Accordingly, we may not be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes breakdowns or disruptions in our customer relationship management, general ledger, deposit, loan and other systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on us. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. In addition, advances in computer capabilities could result in a compromise or breach of the systems we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on our financial condition and results of operations.

Our operations could be interrupted if our third-party service providers experience difficulty, terminate their services or fail to comply with banking regulations.

We depend on a number of relationships with third-party service providers. Specifically, we receive core systems processing, essential web hosting and other Internet systems, deposit processing and other processing services from third-party service providers. If these third-party service providers experience difficulties, or terminate their services, and we are unable to replace them with other service providers, particularly on a timely basis, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be adversely affected, perhaps materially.

Even if we are able to replace third party service providers, it may be at a higher cost to us, which could adversely affect our business, financial condition and results of operations.

We are subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors.

Employee errors and employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Employee errors could also subject us to financial claims for negligence.

We maintain a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition and results of operations.

In addition, we rely heavily upon information supplied by third parties, including the information contained in credit applications, property appraisals, title information, equipment pricing and valuation and employment and income documentation, in deciding which loans we will originate, as well as the terms of those loans. If any of the information upon which we rely is misrepresented, either fraudulently or inadvertently, and the misrepresentation is not detected prior to asset funding, the value of the asset may be significantly lower than expected, or we may fund a loan that we would not have funded or on terms we would not have extended. Whether a misrepresentation is made by the applicant or another third party, we generally bear the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsellable or subject to repurchase if it is sold prior to detection of the misrepresentation. The sources of the misrepresentations are often difficult to locate, and it is often difficult to recover any of the monetary losses we may suffer.

We could be subject to environmental risks and associated costs on our foreclosed real estate assets, which could materially and adversely affect us.

A significant portion of our loan portfolio is comprised of loans collateralized by real estate. There is a risk that hazardous or toxic waste could be discovered on the properties that secure our loans. If we acquire such properties as a result of foreclosure, we could be held responsible for the cost of cleaning up or removing this waste, and this cost could exceed the value of the underlying properties and materially and adversely affect us.

Our subsidiary, IBG Adriatica, may not be able to dispose of its real estate holdings in a timely manner at prices at least equal to the amount of our investment, which could adversely affect our earnings.

We formed IBG Adriatica as a wholly owned subsidiary in June 2011 to acquire certain loans from an unaffiliated bank. The loans had an aggregate face value of approximately $23.0 million at acquisition and were secured by approximately 27 acres of real property located in the Adriatica Development in McKinney, Texas.

IBG Adriatica will not act as a developer of the real property; rather, it plans to sell the real property to real estate developers and end-user businesses and homeowners. If IBG Adriatica is unable to sell the real property at prices sufficient to repay the loan owed to its lender, IBG Adriatica, and the Company as guarantor and on a consolidated basis, could incur a loss. Depending on the amount of the loss, if any, such loss could have a material effect on the Company’s consolidated financial condition and adversely affect its business and earnings.

IBG Adriatica has engaged and will engage in transactions with principals of the Company which, because of the inherent conflict of interest, creates a risk that the terms of such transactions may not be favorable to the Company.

IBG Adriatica has sold two parcels of undeveloped real property, an associated interest in the common areas and an option to purchase 32,000 square feet of undeveloped real property in the Adriatica Development to Himalayan Ventures, L.P. Himalayan Ventures is an investment partnership comprised of principals of the Company, including Vincent Viola, our majority shareholder, David Brooks, our Chairman of the Board and CEO, Torry Berntsen, our President and Chief Operating Officer, Dan Brooks, our Vice Chairman and Chief Risk Officer, and Doug Cifu, a director of the Company. The purchase price paid for the property was based on the appraised value and was approved by an independent committee of the Board of Directors of the Company. Banking regulations require that all such transactions be based on the appraised value of the property. While the Company believes that these transactions are consistent with terms that are at least as favorable to the Company as could have been arranged with unrelated third parties, there is inherent risk in these transactions given the conflict of interest arising from the involvement of the Company’s principals in Himalayan Ventures.

Our Chairman and CEO, our majority shareholder, and certain other officers and directors of the Company, are business partners in business ventures in addition to our Company, which creates potential conflicts of interest and corporate governance issues.

Messrs. David Brooks, Viola, Cifu, Berntsen and Dan Brooks are partners in Himalayan Ventures. A dispute between these individuals in connection with this business venture outside of the Company could impact their relationship at the Company and, because of their prominence within the Company, the Company itself.

Risks Related to an Investment in our Common Stock

An active trading market for our common stock may not be sustained, and you may not be able to sell your common stock at or above the price you paid for that common stock.

We recently completed the initial public offering of our common stock. Prior to that offering, there was no public market for our common stock. An active trading market for shares of our common stock may not be sustained. If an active trading market is not sustained, investors in our common stock may have difficulty selling their shares of common stock at an attractive price, or at all. An inactive market may also impair our ability to raise capital by selling our common stock and may impair our ability to expand our business by using our common stock as consideration.

We are dependent upon the Bank for cash flow, and the Bank’s ability to make cash distributions is restricted.

Our primary tangible asset is the Bank. As such, we depend upon the Bank for cash distributions (through dividends on the Bank’s stock) that we use to pay our operating expenses, satisfy our obligations (including our senior indebtedness, or subordinated debentures, and our junior subordinated indebtedness issued in connection with trust preferred securities), and to pay dividends on the Company’s common stock. There are numerous laws and banking regulations that limit the Bank’s ability to pay dividends to the Company. If the Bank is unable to pay dividends to the Company, we will not be able to satisfy our obligations or pay dividends on the Company common stock. Federal and state statutes and regulations restrict the Bank’s ability to make cash distributions to the Company. These statutes and regulations require, among other things, that the Bank maintain certain levels of capital in order to pay a dividend. Further, state and federal banking authorities have the ability to restrict the payment of dividends by supervisory action.

Our dividend policy may change without notice, and our future ability to pay dividends is subject to restrictions.

Although we have historically paid dividends to our shareholders, we have no obligation to continue doing so and may change our dividend policy at any time without notice to our shareholders. Holders of our common stock are entitled to receive only such cash dividends as our board of directors may declare out of funds legally available for such payments. Holders of the Company’s common stock are entitled to receive only such dividends as the Company’s Board of Directors may declare out of funds legally available for such payments. Any declaration and payment of dividends on common stock will depend upon the Company’s earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the common stock and other factors deemed relevant by the Board of Directors. Furthermore, consistent with our strategic plans, growth initiatives, capital availability, projected liquidity needs, and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely impact the amount of dividends, if any, paid to our common shareholders.

The Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy in relation to the organization’s overall asset quality, level of current and prospective earnings and level, composition and quality of capital. The guidance provides that the Company inform and consult with the Federal Reserve Board prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in an adverse change to the Company’s capital structure, including interest on the subordinated debentures underlying the Company’s trust preferred securities. If required payments on the Company’s outstanding junior subordinated debentures, held by its unconsolidated subsidiary trusts, are not made or are suspended, the Company will be prohibited from paying dividends on its common stock.

Our majority shareholder and Board of Directors have historically controlled, and in the future will continue to be able to control, the Company.

Collectively, Messrs. Vincent Viola and David Brooks own 48% of our outstanding common stock on a fully diluted basis. Vincent Viola, the majority shareholder of our Company, currently owns 39.3% of our outstanding common stock, and David Brooks, our Chairman of the Board and CEO, currently owns 8.7% of our common stock, each calculated on a fully diluted basis. Further, our other directors and executive officers currently own collectively approximately 10.7% of our outstanding common stock as a result, these individuals will be able to control the election of the Board of Directors and otherwise exert controlling influence in our management and policies. Further, given the large ownership position of these individuals, it will be difficult for any other shareholder to elect members to our Board of Directors or otherwise influence our management or direction of the Company.

In addition, three of our directors have close professional and personal ties to Vincent Viola, our majority shareholder. Doug Cifu is the President and Chief Operating Officer of Virtu Financial, LLC, Mr. Viola’s primary operating entity; Torry Berntsen, our President and Chief Operating Officer, was formerly Vice Chairman of Virtu Management, LLC, Mr. Viola’s family investment vehicle; and Michael Viola is the son of Vincent Viola. Further, David Brooks, our Chairman and CEO, has a 25 year history of ownership and operation of the Bank with Vincent Viola; and he has joint investments with Mr. Viola outside of the Company. Given these close relationships, even though he will not serve on our Board, Mr. Viola will continue to have a large influence over the direction and operation of the Company.

Our corporate organizational documents and the provisions of Texas law to which we are subject contain certain provisions that could have an anti-takeover effect and may delay, make more difficult or prevent an attempted acquisition of the Company that you may favor.

Our certificate of formation and bylaws contain various provisions that could have an anti-takeover effect and may delay, discourage or prevent an attempted acquisition or change of control of the Company. These provisions include:

•	staggered terms for directors;

•	a provision that directors cannot be removed except for cause;

•

a provision that any special meeting of our shareholders may be called only by a majority of the board of directors, the Chairman or a holder or group of holders of at least 20% of our shares entitled to vote at the meeting;

•

a provision that requires the vote of two-thirds of the shares outstanding for major corporate actions, such as an amendment to the Company’s certificate of formation or bylaws or the approval of a merger; and

•

a provision establishing certain advance notice procedures for nomination of candidates for election as directors and for shareholder proposals to be considered only at an annual or special meeting of shareholders.

Our certificate of formation provides for noncumulative voting for directors and authorizes the board of directors to issue shares of its preferred stock without shareholder approval and upon such terms as the board of directors may determine. The issuance of our preferred stock, while providing desirable flexibility in connection with possible acquisitions, financings and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a controlling interest in us. In addition, certain provisions of Texas law, including a provision which restricts certain business combinations between a Texas corporation and certain affiliated shareholders, may delay, discourage or prevent an attempted acquisition or change in control of the Company. Also, our certificate of formation prohibits shareholder action by written consent.

The holders of our debt obligations and any shares of our preferred stock that may be outstanding in the future will have priority over our common stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of interest and preferred dividends.

Upon the liquidation, dissolution or winding up of the Company, holders of our common stock will not be entitled to receive any payment or other distribution of assets until after all of our obligations to our debt holders have been satisfied and holders of trust preferred securities have received any payment or distribution due to them. In addition, we are required to pay interest on our subordinated debentures and junior subordinated debentures issued in connection with our trust preferred securities before we pay any dividends on our common stock. Furthermore, while we have no shares of preferred stock outstanding, our board of directors may also, in its sole discretion, designate and issue one or more series of preferred stock from our authorized and unissued preferred stock, which may have preferences with respect to common stock in dissolution, dividends, liquidation or otherwise.

Prior to April 1, 2013, we were treated as an S-corporation under Subchapter S of the Internal Revenue Code, and claims of taxing authorities related to our prior status as an S-corporation could harm us.

On April 1, 2013, our prior status as an S-corporation status terminated and we are now treated as a C-corporation under Subchapter C of the Internal Revenue Code of 1986, as amended, which is applicable to most corporations and treats the corporation as an entity that is separate and distinct from its shareholders. If the unaudited, open tax years in which we were an S-corporation are audited by the Internal Revenue Service, and we are determined not to have qualified for, or to have violated, our S-corporation status, we will be obligated to pay back taxes, interest and penalties, and we do not have the right to reclaim tax distributions that we have made to our shareholders during those periods. These amounts could include taxes on all of our taxable income while we were an S-corporation. Any such claims could result in additional costs to us and could have a material adverse effect on our results of operations and financial condition.

We have entered into tax indemnification agreements with the persons holding shares of our common stock immediately prior to the consummation of our initial public offering, including Messrs. Viola and David Brooks, and could become obligated to make payments to them for any additional federal, state or local income taxes assessed against them for fiscal periods prior to the completion of this offering.

Prior to April 1, 2013, the Company has been treated as an S-corporation for U.S. federal income tax purposes. In connection with our initial public offering, our S-corporation status terminated and we are now subject to federal and increased state income taxes. In the event of an adjustment to our reported taxable income for a period or periods prior to termination of our S-corporation status, our existing shareholders could be liable for additional income taxes for those prior periods. Therefore, we have entered into tax indemnification agreements with the persons holding shares of our common stock immediately prior to the consummation of our initial public offering. Pursuant to those agreements, we have agreed that upon filing any tax return (amended or otherwise), or in the event of any restatement of our taxable income, in each case for any period during which we were an S-corporation, we will make a payment to each shareholder on a pro rata basis in an amount sufficient so that the shareholder with the highest incremental estimated tax liability (calculated as if the shareholder would be taxable on its allocable share of our taxable income at the highest applicable federal, state and local tax rates and taking into account all amounts we previously distributed in respect of taxes for the relevant period) receives a payment equal to that shareholder’s incremental tax liability. We have also agreed to indemnify the shareholders for any interest, penalties, losses, costs or expenses (including reasonable attorneys’ fees) arising out of any claim under the agreements.

We are an emerging growth company, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we  are taking  advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, even if we comply with the greater obligations of public companies that are not emerging growth companies, we may avail ourselves of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as we are an emerging growth company. We will remain an emerging growth company for up to five years, though we may cease to be an emerging growth company earlier under certain circumstances, including if, before the end of such five years, we are deemed to be a large accelerated filer under the rules of the SEC (which depends on, among other things, having a market value of common stock held by nonaffiliates in excess of $700 million). Investors and securities analysts may find it more difficult to evaluate our common stock because we will rely on one or more of these exemptions, and, as a result, investor confidence and the market price of our common stock may be materially and adversely affected.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make our financial statements not comparable with those of another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period because of the potential differences in accounting standards used.

An investment in our common stock is not an insured deposit and is not guaranteed by the FDIC, so you could lose some or all of your investment.

An investment in our common stock is not a bank deposit and, therefore, is not insured against loss or guaranteed by the FDIC, any other deposit insurance fund or by any other public or private entity. An investment in our common stock is inherently risky for the reasons described herein. As a result, if you acquire our common stock, you could lose some or all of your investment.

Risks Related to the Business Environment and Our Industry

Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, governance structure, financial condition or results of operations.

We and our subsidiaries are subject to extensive regulation by multiple regulatory bodies. These regulations may affect the manner and terms of delivery of our services. If we do not comply with governmental regulations, we may be subject to fines, penalties, lawsuits or material restrictions on our businesses in the jurisdiction where the violation occurred, which may adversely affect our business operations. Changes in these regulations can significantly affect the services that we provide as well as our costs of compliance with such regulations. In addition, adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect our ability to attract and retain customers.

Current economic conditions, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry. The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act and the regulations thereunder affect large and small financial institutions alike, including several provisions that will affect how community banks, thrifts and small bank and thrift holding companies will be regulated in the future.

The Dodd-Frank Act, among other things, imposes new capital requirements on bank holding companies; changes the base for FDIC insurance assessments to a bank’s average consolidated total assets minus average tangible equity, rather than upon its deposit base, and permanently raises the current standard deposit insurance limit to $250,000 and expands the FDIC’s authority to raise insurance premiums. The legislation also calls for the FDIC to raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10.0 billion. The Dodd-Frank Act also limits interchange fees payable on debit card transactions. The Dodd-Frank Act establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will have broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards, and contains provisions on mortgage-related matters, such as steering incentives, determinations as to a borrower’s ability to repay and prepayment penalties. The Dodd-Frank Act also includes provisions that affect corporate governance and executive compensation at all publicly traded companies and allows financial institutions to pay interest on business checking accounts.

The Collins Amendment to the Dodd-Frank Act, among other things, eliminates certain trust preferred securities from Tier 1 capital, although certain trust preferred securities issued prior to May 19, 2010 by bank holding companies with total consolidated assets of $15 billion or less will continue to be includable in Tier 1 capital until 2019. This provision also requires the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies. Our management is reviewing the provisions of the Dodd-Frank Act, many of which are to be phased-in over the next several months and years, and assessing its probable impact on our operations. However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and us in particular, is uncertain at this time.

New proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of the financial services industry, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings and disclosures, and have an effect on bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things. Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Certain aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities, require more oversight or change certain of our business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect our business, financial condition and results of operations.

The Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, adopted Basel III in September 2010, which is a strengthened set of capital requirements for banking organizations in the United States and around the world. Basel III is currently supported by the U.S. federal banking agencies. While Basel III was originally intended to be fully phased in on a global basis by January 1, 2019, the U.S. federal banking agencies have recently agreed to suspend the implementation of Basel III provisions until further notice. Consequently, the ultimate timing and scope of any U.S. implementation of Basel III remains uncertain.

Such proposals and legislation, if finally adopted, would change banking laws, our operating environment and the operating environment of our subsidiaries in substantial and unpredictable ways. We cannot determine whether such proposals and legislation will be adopted, or the ultimate effect that such proposals and legislation, if enacted, or regulations issued to implement the same, would have upon our business, financial condition or results of operations. Also, in recent years, regulatory oversight and enforcement have increased substantially, imposing additional costs and increasing the potential risks associated with our operations. If these regulatory trends continue, they could adversely affect our business and, in turn, our consolidated results of operations.

Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, adjustments of the discount rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

The Federal Reserve may require us to commit capital resources to support the Bank.

The Federal Reserve, which examines us and the Bank, requires a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. In addition, the Dodd-Frank Act directs the federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as a source of strength for the institution. Under these requirements, in the future, we could be required to provide financial assistance to the Bank if it experiences financial distress.

A capital injection may be required at times when we do not have the resources to provide it, and therefore we may be required to borrow the funds. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and will adversely impact the holding company’s cash flows, financial condition, results of operations and prospects.

Federal banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions to which we become subject as a result of such examinations could materially and adversely affect us.

Texas and federal banking agencies periodically conduct examinations of our business, including compliance with laws and regulations. If, as a result of an examination, a Texas or federal banking agency were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of our operations had become unsatisfactory, or that the Company or its management was in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against the Bank, our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance. If we become subject to such regulatory actions, we could be materially and adversely affected.

We may be required to pay significantly higher FDIC deposit insurance assessments in the future, which could materially and adversely affect us.

Recent insured depository institution failures, as well as deterioration in banking and economic conditions generally, have significantly increased the loss provisions of the FDIC, resulting in a decline in the designated reserve ratio of the FDIC to historical lows. The FDIC anticipates that additional insured depository institutions are likely to fail in the foreseeable future so the reserve ratio may continue to decline. In addition, the deposit insurance limit on FDIC deposit insurance coverage generally has increased to $250,000. These developments have caused the FDIC premiums to increase and may result in increased assessments in the future.

On February 7, 2011, the FDIC approved a final rule that amended the Deposit Insurance Fund restoration plan and implemented certain provisions of the Dodd-Frank Act. Effective April 1, 2011, the assessment base is determined using average consolidated total assets minus average tangible equity rather than the previous assessment base of adjusted domestic deposits. The new assessment rates, calculated on the revised assessment base, generally range from 2.5 to 9.0 basis points for Risk Category I institutions, 9.0 to 24.0 basis points for Risk Category II institutions, 8.0 to 33.0 basis points for Risk Category III institutions, and 30.0 to 45.0 basis points for Risk Category IV institutions. The new assessment rates were calculated for the quarter beginning April 1, 2011 and were reflected in invoices for assessments due September 30, 2011.

The final rule provides the FDIC’s board with the flexibility to adopt actual rates that are higher or lower than the total base assessment rates adopted on February 7, 2011 without notice and comment, if certain conditions are met. An increase in the assessment rates could materially and adversely affect us.

We may be materially and adversely affected by the creditworthiness and liquidity of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional customers. Many of these transactions expose us to credit risk in the event of a default by a counterparty or customer. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to us. Any such losses could have a material adverse effect on us.

The recent repeal of federal prohibitions on payment of interest on commercial demand deposits could increase our interest expense, which could have a material adverse effect on us.

All federal prohibitions on the ability of financial institutions to pay interest on commercial demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, financial institutions were able to offer interest on commercial demand deposits to compete for customers. Our interest expense will increase and our net interest margin could decrease if we begin offering interest on commercial demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on us.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the Treasury to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

There are substantial regulatory limitations on changes of control of bank holding companies.

With certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10% (5% if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of our company without prior notice or application to and the approval of the Federal Reserve. Accordingly, prospective investors need to be aware of and comply with these requirements, if applicable, in connection with any purchase of shares of our common stock. These provisions effectively inhibit certain mergers or other business combinations, which, in turn, could adversely affect the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 2, 2013, our registration statement on Form S-1 (File No. 333-186912), which related to our initial public offering, was declared effective by the SEC. Pursuant to that registration statement, we sold an aggregate of 3,680,000 shares of our common stock, $0.01 par value per share, at a price to the public of $26.00 per share. The net proceeds to us of the sale of such shares, after underwriting commissions and offering expenses, were $87.2 million (the “Net Proceeds”). There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on April 3, 2013 pursuant to Rule 424(b). Through May 15, 2013, we had applied a total of $19.1 million of the Net Proceeds to the repayment of two senior notes totaling $11.6 million, subordinated debt totaling $4.0 million and IBG Adriatica debt of $3.5 million.

Item 3 Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit 3.1

Amended and Restated Certificate of Formation of Independent Bank Group, Inc., which is incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form S-1 of Independent Bank Group, Inc. filed with the SEC on February 27, 2013.

Exhibit 3.2

Certificate of Amendment to Amended and Restated Certificate of Formation of Independent Bank Group, Inc., which is incorporated herein by reference to Exhibit 3.3 to Amendment No. 2 to Registration Statement on Form S-1 of Independent Bank Group, Inc. filed with the SEC on April 1, 2013.

Exhibit 3.3

Amended and Restated Bylaws of Independent Bank Group, Inc., which are incorporated herein by reference to Exhibit 3.2 to Amendment No. 1 to Registration Statement on Form S-1 of Independent Bank Group, Inc. filed with the SEC on March 18, 2013.

Exhibit 10.1*	S-Corporation Revocation, Tax Allocation and Indemnification Agreements dated as of March 29, 2013.

Exhibit 10.2*	Indemnification Agreements for Directors and Officers dated as of April 8, 2013.

Exhibit 10.3

2013 Equity Incentive Plan, with form of Restricted Stock Agreement, which is incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form S-1 of Independent Bank Group, Inc. filed with the SEC on February 27, 2013.

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 101.INS +	XBRL Instance Document

Exhibit 101.SCH +	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL +	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF +	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB +	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE +	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith as an Exhibit.

**	Furnished herewith as an Exhibit.

+

Pursuant to Rule 405(a)(2)(ii) of Regulation S-T, these exhibits will be submitted electronically within 30 days after the date of filing of this Quarterly Report on Form 10-Q by means of an amendment to this Quarterly Report on Form 10-Q.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Independent Bank Group, Inc.

Date: May 15, 2013	By: /s/ David R. Brooks

David R. Brooks
Chairman and Chief Executive Officer

Date: May 15, 2013	By: /s/ Michelle S. Hickox

Michelle S. Hickox
Executive Vice President
Chief Financial Officer