Form 10-Q/A
period 2013-03-31
Independent Bank Group, Inc.
filed 2013-06-12
CIK 1564618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This 10-Q/A, amending the Form 10-Q of Independent Bank Group, Inc. for the quarter ended March 31, 2013 and filed with the SEC on May 15, 2013, is filed solely for the purpose of filing its XBRL interactive files as exhibits to the 10-Q for the quarter ended March 31, 2013, which interactive files had not been filed with the 10-Q as originally filed in reliance on Rule 405(a)(2)(ii) of Regulation S-T.

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

Exhibit 10.1

S-Corporation Revocation, Tax Allocation and Indemnification Agreements which is incorporated herein by reference to Exhibit 10.1 to Form 10-Q of Independent Bank Group, Inc. filed with the SEC on May 15, 2013.

Exhibit 10.2	Indemnification Agreements for Directors and Officers which is incorporated herein by reference to Exhibit 10.2 to form 10-Q of Independent Bank Group, Inc. filed with the SEC on May 15, 2013.

Exhibit 10.3

2013 Equity Incentive Plan, with form of Restricted Stock Agreement, which is incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form S-1 of Independent Bank Group, Inc. filed with the SEC on February 27, 2013.

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 101.INS *	XBRL Instance Document

Exhibit 101.SCH *	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith as an Exhibit.

**	Furnished herewith as an Exhibit.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Independent Bank Group, Inc.

Date: June 12, 2013	By: /s/ David R. Brooks

David R. Brooks
Chairman and Chief Executive Officer

Date: June 12, 2013	By: /s/ Michelle S. Hickox

Michelle S. Hickox
Executive Vice President
Chief Financial Officer