Form 10-Q
period 2013-06-30
Independent Bank Group, Inc.
filed 2013-08-08
CIK 1564618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2013.
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check One:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Applicable Only to Corporate Issuers
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
Common Stock, $0.01 Par Value – 12,076,927 shares as of August 8, 2013.

INDEPENDENT BANK GROUP, INC. AND SUBSIDIARIES
Form 10-Q
Quarter Ended June 30, 2013

**

Independent Bank Group, Inc. and Subsidiaries

Consolidated Balance Sheets
June 30, 2013 and December 31, 2012 (unaudited)
(Dollars in thousands, except share information)

	June 30,	December 31,
Assets	2013	2012

Cash and due from banks	$21,444	$30,920
Federal Reserve Excess Balance Account (EBA)	70,075	71,370
Federal funds sold	35,000	—
Cash and cash equivalents	126,519	102,290
Certificates of deposit held in other banks	3,785	7,720
Securities available for sale (amortized cost of $113,704 and $110,777, respectively)	110,932	113,355
Loans held for sale	8,458	9,162
Loans, net of allowance for loan losses of $12,762 and $11,478, respectively	1,499,153	1,358,036
Premises and equipment, net	73,620	70,581
Other real estate owned	8,182	6,819
Adriatica real estate	9,656	9,727
Goodwill	28,742	28,742
Core deposit intangible, net	2,899	3,251
Federal Home Loan Bank (FHLB) of Dallas stock and other restricted stock	8,317	8,165
Bank-owned life insurance (BOLI)	11,084	10,924
Deferred tax asset	3,444	—
Other assets	11,060	11,288
Total assets	$1,905,851	$1,740,060

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$261,618	$259,664
Interest-bearing	1,223,511	1,131,076
Total deposits	1,485,129	1,390,740

FHLB advances	164,529	164,601
Notes payable	—	15,729
Other borrowings	8,882	12,252
Other borrowings, related parties	7,683	8,536
Junior subordinated debentures	18,147	18,147
Other liabilities	7,299	5,545
Total liabilities	1,691,669	1,615,550
Commitments and contingencies
Stockholders’ equity:
Common stock (12,064,967 and 8,278,354 shares outstanding, respectively)	121	83
Additional paid-in capital	209,396	88,791
Retained earnings	5,874	33,290
Treasury stock, at cost (0 and 8,647 shares, respectively)	—	(232)
Accumulated other comprehensive income (loss)	(1,209)	2,578
Total stockholders’ equity	214,182	124,510
Total liabilities and stockholders’ equity	$1,905,851	$1,740,060
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Income
Three and six months ended June 30, 2013 and 2012 (unaudited)
(Dollars in thousands, except per share information)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Interest income:
Interest and fees on loans	$20,448	$17,107	$41,207	$32,006
Interest on taxable securities	308	313	641	660
Interest on nontaxable securities	258	200	507	399
Interest on federal funds sold and other	91	96	171	157
Total interest income	21,105	17,716	42,526	33,222
Interest expense:
Interest on deposits	1,733	2,167	3,461	4,301
Interest on FHLB advances	828	595	1,656	1,087
Interest on notes payable and other borrowings	558	524	1,073	974
Interest on junior subordinated debentures	136	125	271	253
Total interest expense	3,255	3,411	6,461	6,615
Net interest income	17,850	14,305	36,065	26,607
Provision for loan losses	1,079	667	2,109	1,242
Net interest income after provision for loan losses	16,771	13,638	33,956	25,365
Noninterest income:
Service charges on deposit accounts	1,210	838	2,349	1,647
Mortgage fee income	1,097	894	2,163	1,857
Gain (loss) on sale of other real estate	148	9	173	(44)
Loss on sale of securities available for sale	—	—	—	(3)
Loss on sale of premises and equipment	(2)	(346)	(1)	(345)
Increase in cash surrender value of BOLI	79	81	160	163
Other	200	158	314	250
Total noninterest income	2,732	1,634	5,158	3,525
Noninterest expense:
Salaries and employee benefits	7,964	6,417	15,712	12,257
Occupancy	2,298	1,824	4,445	3,494
Data processing	316	292	612	559
FDIC assessment	(258)	214	(12)	413
Advertising and public relations	188	185	404	339
Communications	338	335	678	643
Net other real estate owned expenses (including taxes)	91	68	257	141
Operations of IBG Adriatica, net	175	228	372	528
Other real estate impairment	15	56	463	56
Core deposit intangible amortization	176	169	352	311
Professional fees	293	205	565	448
Acquisition expense, including legal	(9)	389	128	605
Other	1,797	1,219	3,331	2,301
Total noninterest expense	13,384	11,601	27,307	22,095

Income before taxes	$6,119	$3,671	$11,807	$6,795
Income tax expense	245	—	245	—
Net income	$5,874	$3,671	$11,562	$6,795
Basic earnings per share	$0.49	$0.47	$1.14	$0.92
Diluted earnings per share	$0.49	$0.47	$1.13	$0.92
Pro Forma:
Income tax expense	2,005	1,105	3,871	2,045
Net income	$4,114	$2,566	$7,936	$4,750
Basic earnings per share	$0.34	$0.33	$0.78	$0.64
Diluted earnings per share	$0.34	$0.33	$0.78	$0.64
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income
Three and six months ended June 30, 2013 and 2012 (unaudited)
(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	$5,874	$3,671	$11,562	$6,795
Other comprehensive income (loss) before tax:
Net change in unrealized gains on available for sale securities	(4,466)	194	(5,350)	21
Reclassification adjustment for loss on sale of securities available for sale	—	—	—	3
Other comprehensive income (loss) before tax:	(4,466)	194	(5,350)	24
Income tax expense (benefit)	(1,563)	—	(1,563)	—
Other comprehensive income (loss), net of tax	(2,903)	194	(3,787)	24
Comprehensive income	$2,971	$3,865	$7,775	$6,819

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
Six months ended June 30, 2013 and 2012 (unaudited)
(Dollars in thousands, except for par value and share information)

	Common Stock $.01 Par Value 100 million shares authorized		Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2012	8,278,354	$83	$88,791	$33,290	$(232)	$2,578	$124,510
Net income	—	—	—	11,562	—	—	11,562
Other comprehensive income (loss), net of tax	—	—	—	—	—	(3,787)	(3,787)
Treasury stock retired	(8,647)	—	(232)	—	232	—	—
Common stock issued, net of offering costs	3,680,000	37	86,620	—	—	—	86,657
Reclassification adjustment for change in taxable status	—	—	33,624	(33,624)	—	—	—
Restricted stock granted	115,260	1	(1)	—	—	—	—
Stock awards amortized	—	—	594	—	—	—	594
Dividends ($0.65 per share)	—	—	—	(5,354)	—	—	(5,354)
Balance, June 30, 2013	12,064,967	$121	$209,396	$5,874	$—	$(1,209)	$214,182

Balance, December 31, 2011	6,852,309	$69	$59,196	$24,594	$(24)	$2,162	$85,997
Net income	—	—	—	6,795	—	—	6,795
Other comprehensive income	—	—	—	—	—	24	24
Stock issued	992,000	10	20,140	—	—	—	20,150
Stock awards amortized	—	—	290	—	—	—	290
Dividends ($0.45 per share)	—	—	—	(3,305)	—	—	(3,305)
Balance, June 30, 2012	7,844,309	$79	$79,626	$28,084	$(24)	$2,186	$109,951

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Six months ended June 30, 2013 and 2012 (unaudited)
(Dollars in thousands)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$11,562	$6,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,983	1,655
Amortization of core deposit intangibles	352	311
Amortization (accretion) of premium (discount) on securities, net	35	(17)
Stock grants amortized	594	290
FHLB stock dividends	(12)	(7)
Loss on sale of securities available for sale	—	3
Net loss on sale of premises and equipment	1	345
(Gain) loss recognized on other real estate transactions	(173)	44
Impairment of other real estate	463	56
Deferred tax benefit	(1,881)	—
Provision for loan losses	2,109	1,242
Increase in cash surrender value of life insurance	(160)	(163)
Loans originated for sale	(95,680)	(78,144)
Proceeds from sale of loans	96,384	75,431
Net change in other assets	228	652
Net change in other liabilities	1,754	(594)
Net cash provided by operating activities	17,559	7,899
Cash flows from investing activities:
Proceeds from maturities and pay downs of securities available for sale	19,241	40,689
Proceeds from sale of securities available for sale	—	2,078
Purchases of securities available for sale	(22,203)	(44,484)
Proceeds from maturities of certificates held in other banks	3,935	1,395
Net (purchases) redemptions of FHLB stock	(140)	182
Net loans originated	(145,791)	(77,702)
Additions to premises and equipment	(5,032)	(3,744)
Proceeds from sale of premises and equipment	9	3,398
Proceeds from sale of other real estate owned	1,046	1,112
Capitalized additions to other real estate	(63)	(416)
Cash received from acquired bank	—	19,993
Cash paid in connection with acquisition	—	(37,000)
Net cash used in investing activities	(148,998)	(94,499)
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	62,657	65,439
Net increase (decrease) in time deposits	31,732	(17,034)
Net change in FHLB advances	(72)	9,906
Repayments of other borrowings	(19,952)	(2,081)
Proceeds from other borrowings	—	7,000
Proceeds from sale of common stock	86,657	20,150
Dividends paid	(5,354)	(3,305)
Net cash provided by financing activities	155,668	80,075
Net change in cash and cash equivalents	24,229	(6,525)
Cash and cash equivalents at beginning of period	102,290	56,654
Cash and cash equivalents at end of period	$126,519	$50,129
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Note 1. Summary of Significant Accounting Policies
Nature of Operations: Independent Bank Group, Inc. (IBG) through its subsidiary, Independent Bank, a Texas state banking corporation (Bank) (collectively known as the Company), provides a full range of banking services to individual and corporate customers in the North and Central Texas areas through its various branch locations in those areas. The Company is engaged in traditional community banking activities, which include commercial and retail lending, deposit gathering, investment and liquidity management activities. The Company’s primary deposit products are demand deposits, money market accounts and certificates of deposit, and its primary lending products are commercial business and real estate, real estate mortgage and consumer loans.
Basis of Presentation: The accompanying consolidated financial statements include the accounts of IBG, its wholly-owned subsidiaries, the Bank and IBG Adriatica Holdings, Inc. (Adriatica) and the Bank’s wholly-owned subsidiaries, IBG Real Estate Holdings, Inc., and IBG Aircraft Acquisition, Inc. Adriatica was formed in 2011 to acquire a mixed use residential and retail real estate development in McKinney, Texas. All material intercompany transactions and balances have been eliminated in consolidation.
In addition, the Company wholly-owns IB Trust I (Trust I), IB Trust II (Trust II), IB Trust III (Trust III), IB Centex Trust I (Centex Trust I) and Community Group Statutory Trust I (CGI Trust I). The Trusts were formed to issue trust preferred securities and do not meet the criteria for consolidation.
The consolidated interim financial statements are unaudited, but include all adjustments, which, in the opinion of management are necessary for a fair presentation of the results of the periods presented. All such adjustments were of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company’s registration statement on Form S-1. The consolidated statement of condition at December 31, 2012 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
Segment Reporting: The Company has one reportable segment. The Company’s chief operating decision-maker uses consolidated results to make operating and strategic decisions.
Initial Public Offering (IPO): IBG qualifies as an “emerging growth company” as defined by the Jumpstart Our Business Startups Act (JOBS Act). In October 2012, the Board of Directors of the Company approved a resolution for IBG to sell shares of common stock to the public in an initial public offering. On December 28, 2012, the Company submitted a confidential draft Registration Statement on Form S-1 with the SEC with respect to the shares to be registered and sold. On February 27, 2013, the Company filed a Registration Statement on Form S-1 with the SEC. That Registration Statement was declared effective by the SEC on April 2, 2013. The Company sold and issued 3,680,000 shares of common stock at $26 per share in reliance on that Registration Statement. Total proceeds received by the Company, net of offering costs were approximately $87 million.
In connection with the initial public offering, on February 22, 2013, the Company amended its certificate of incorporation to affect a 3.2 for one stock split of its common stock and change the par value of common stock from $1 to $.01. All previously reported share amounts have been retrospectively restated to give effect to the stock split and the common stock account has been reallocated to additional paid in capital to reflect the new par value. The Company also terminated its S-Corporation status and became a taxable corporate entity (C Corporation) on April 1, 2013. The consolidated statement of stockholders' equity presents a constructive distribution to the owners followed by a contribution to the capital of the corporate entity. The transfer did not affect total stockholders’ equity.

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities (excluding deferred tax assets and liabilities related to business combinations or components of other comprehensive income). Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the expected amount most likely to be realized. Realization of deferred tax assets is dependent upon the level of historical income and estimates of future taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets will be realized.

The Company evaluates uncertain tax positions at the end of each reporting period. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefit recognized in the financial statements from any such a position is measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  Any interest and/or penalties related to income taxes are reported as a component of income tax expense.
The Company files a consolidated income tax return in U.S. federal jurisdiction and Texas.
Pro forma statements: Pro forma amounts for income tax expense and basic and diluted earnings per share have been presented assuming the Company’s effective tax rate of 32.8% for the three and six months ended June 30, 2013 and 30.1% for the three and six months ended June 30, 2012, as if it had been a C Corporation during those periods. The difference in the statutory rate of 35% and the Company’s effective rate is primarily due to nontaxable income earned on municipal securities and bank owned life insurance. In addition, the pro forma results for the three and six months ended June 30, 2013 excludes the initial deferred tax credit as discussed in Note 7.
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

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Basic earnings per share:
Net income	$5,874	$3,671	$11,562	$6,795
Less:
Undistributed earnings allocated to participating securities	115	34	116	72
Dividends paid on participating securities	—	37	100	68
Net income available to common shareholders	$5,759	$3,600	$11,346	$6,655
Weighted-average basic shares outstanding	11,776,084	7,690,960	9,960,767	7,232,697
Basic earnings per share	$0.49	$0.47	$1.14	$0.92
Diluted earnings per share:
Net income available to common shareholders	$5,759	$3,600	$11,346	$6,655
Total weighted-average basic shares outstanding	11,776,084	7,690,960	9,960,767	7,232,697
Add dilutive stock warrants	60,563	23,126	48,419	23,126
Total weighted-average diluted shares outstanding	11,836,647	7,714,086	10,009,186	7,255,823
Diluted earnings per share	$0.49	$0.47	$1.13	$0.92
Pro forma earnings per share:
Pro forma net income	$4,114	$2,566	$7,936	$4,750
Less undistributed earnings allocated to participating securities	81	13	48	30
Less dividends paid on participating securities	—	37	100	68
Pro forma net income available to common shareholders after tax	$4,033	$2,516	$7,788	$4,652
Pro forma basic earnings per share	$0.34	$0.33	$0.78	$0.64
Pro forma diluted earnings per share	$0.34	$0.33	$0.78	$0.64
Anti-dilutive participating securities	165,653	102,830	108,639	99,775

Subsequent events: The Company has evaluated subsequent events through the time of filing these financial statements with the SEC and noted no subsequent events requiring financial statement recognition or disclosure, except as disclosed in Note 11.

Note 2. Statement of Cash Flows
The Company has chosen to report on a net basis its cash receipts and cash payments for time deposits accepted and repayments of those deposits, and loans made to customers and principal collections on those loans. The Company uses the indirect method to present cash flows from operating activities. Other supplemental cash flow information is presented below:

	Six months ended June 30,
	2013	2012
Cash transactions:
Interest expense paid	$6,254	$6,589
Noncash transactions:
Transfers of loans to other real estate owned	$2,678	$288
Loans to facilitate the sale of other real estate owned	$113	$20
Writeoff of debt origination costs related to warrants	$223	$—

Note 3. Securities Available for Sale
Securities available for sale have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at June 30, 2013 and December 31, 2012, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
June 30, 2013:
U.S. treasuries	$3,496	$27	$—	$3,523
Government agency securities	69,636	123	(939)	68,820
Obligations of state and municipal subdivisions	37,976	231	(2,175)	36,032
Corporate bonds	2,092	—	(70)	2,022
Residential mortgage-backed securities guaranteed by FNMA, GNMA, FHLMC and SBA	504	31	—	535
	$113,704	$412	$(3,184)	$110,932
December 31, 2012:
U.S. treasuries	$3,493	$54	$—	$3,547
Government agency securities	69,636	575	—	70,211
Obligations of state and municipal subdivisions	34,908	2,123	(217)	36,814
Corporate bonds	2,105	23	(25)	2,103
Residential mortgage-backed securities guaranteed by FNMA, GNMA, FHLMC and SBA	635	45	—	680
	$110,777	$2,820	$(242)	$113,355
Securities with a carrying amount of approximately $91,128 and $84,117 at June 30, 2013 and December 31, 2012, respectively, were pledged to secure public fund deposits.

Proceeds from sale of securities available for sale and gross gains and losses for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Proceeds from sale	—	—	—	$2,078
Gross gains	—	—	—	$—
Gross losses	—	—	—	$3
The amortized cost and estimated fair value of securities available for sale at June 30, 2013, by contractual maturity, are shown below. Maturities of pass-through certificates will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2013
	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$5,998	$6,054
Due from one year to five years	51,952	51,333
Due from five to ten years	21,900	21,652
Thereafter	33,350	31,358
	113,200	110,397
Residential mortgage-backed securities guaranteed by FNMA, GNMA, FHLMC and SBA	504	535
	$113,704	$110,932
Unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2013 and December 31, 2012, are summarized as follows:

		Value Impaired
		Less Than 12 Months		Greater Than 12 Months		Total
Description of Securities	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Securities Available for Sale
June 30, 2013
Government agency securities	30	$47,047	$(939)	$—	$—	$47,047	$(939)
Obligations of state and municipal subdivisions	42	22,362	(2,175)	—	—	22,362	(2,175)
Corporate bonds	2	2,022	(70)	—	—	2,022	(70)
		$71,431	$(3,184)	$—	$—	$71,431	$(3,184)
December 31, 2012
Obligations of state and municipal subdivisions	9	$6,551	$(217)	$—	$—	$6,551	$(217)
Corporate bonds	1	990	(25)	—	—	990	(25)
		$7,541	$(242)	$—	$—	$7,541	$(242)
Unrealized losses are generally due to changes in interest rates. The Company has the intent to hold these securities until maturity or a forecasted recovery and it is more likely than not that the Company will not have to sell the securities before the recovery of their cost basis. As such, the losses are deemed to be temporary.

Note 4. Loans, Net and Allowance for Loan Losses
Loans, net at June 30, 2013 and December 31, 2012, consisted of the following:

	June 30,	December 31,
	2013	2012
Commercial	$200,755	$169,882
Real estate:
Commercial	731,030	648,494
Commercial construction, land and land development	101,755	97,329
Residential	328,816	306,187
Single family interim construction	71,844	67,920
Agricultural	34,491	40,127
Consumer	43,160	39,502
Other	64	73
	1,511,915	1,369,514
Allowance for loan losses	(12,762)	(11,478)
	$1,499,153	$1,358,036
Loans serviced for the benefit of others at June 30, 2013 and December 31, 2012 amounted to $2,809 and $3,775, respectively.
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
Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. The Company’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. These cash flows, however, may not be as expected and the value of collateral securing the loans may fluctuate. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short term loans may be made on an unsecured basis. Additionally, our commercial loan portfolio includes loans made to customers in the energy industry, which is a complex, technical and cyclical industry. Experienced bankers with specialized energy lending experience originate our energy loans. Companies in this industry produce, extract, develop, exploit and explore for oil and natural gas. Loans are primarily collateralized with proven producing oil and gas reserves based on a technical evaluation of these reserves.
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
Most of the Company’s lending activity occurs within the State of Texas, primarily in the north and central Texas regions. The majority of the Company’s portfolio consists of commercial and residential real estate loans. As of June 30, 2013 and December 31, 2012, there were no concentrations of loans related to a single industry in excess of 10% of total loans.
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

The Texas economy, specifically the Company’s lending area of north and central Texas, has generally performed better and appears to be recovering faster than certain other parts of the country. However, Texas is not completely immune to the problems associated with the U.S. economy. The risk of loss associated with all segments of the loan portfolio continues to be impacted by the prolonged economic recovery. The economy and other risk factors are minimized by the Company’s underwriting standards which include the following principles: 1) financial strength of the borrower including strong earnings, high net worth, significant liquidity and acceptable debt to worth ratio, 2) managerial business competence, 3) ability to repay, 4) loan to value, 5) projected cash flow and 6) guarantor financial statements as applicable. Following is a summary of the activity in the allowance for loan losses by loan class for the three and six months ended June 30, 2013 and 2012:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
Three months ended June 30, 2013
Balance at the beginning of period	$2,101	$6,478	$2,420	$365	$232	$334	$—	$54	$11,984
Provision for loan losses	95	585	210	175	(22)	9	—	27	1,079
Charge-offs	(231)	(25)	(66)	—	—	(12)	—	—	(334)
Recoveries	5	6	3	—	—	19	—	—	33
Balance at end of period	$1,970	$7,044	$2,567	$540	$210	$350	$—	$81	$12,762

Six months ended June 30, 2013
Balance at the beginning of period	$2,377	$4,924	$2,965	$523	$159	$278	$—	$252	$11,478
Provision for loan losses	(185)	2,667	(338)	17	51	68	—	(171)	2,109
Charge-offs	(231)	(556)	(66)	—	—	(24)	—	—	(877)
Recoveries	9	9	6	—	—	28	—	—	52
Balance at end of period	$1,970	$7,044	$2,567	$540	$210	$350	$—	$81	$12,762

Three months ended June 30, 2012
Balance at the beginning of period	$1,172	$5,155	$1,841	$334	$215	$312	$—	$299	$9,328
Provision for loan losses	101	609	77	343	16	35	—	(514)	667
Charge-offs	(72)	(1)	(34)	—	—	(23)	—	—	(130)
Recoveries	—	9	—	—	—	20	—	—	29
Balance at end of period	$1,201	$5,772	$1,884	$677	$231	$344	$—	$(215)	$9,894

Six months ended June 30, 2012
Balance at the beginning of period	$1,259	$5,051	$1,964	$317	$209	$235	$—	$25	$9,060
Provision for loan losses	20	874	91	360	22	115	—	(240)	1,242
Charge-offs	(78)	(204)	(171)	—	—	(38)	—	—	(491)
Recoveries	—	51	—	—	—	32	—	—	83
Balance at end of period	$1,201	$5,772	$1,884	$677	$231	$344	$—	$(215)	$9,894

The following table details the amount of the allowance for loan losses and recorded investment in loans by class as of June 30, 2013 and December 31, 2012:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
At June 30, 2013
Allowance for losses:
Individually evaluated for impairment	$332	$323	$92	$—	$—	$14	$—	$—	$761
Collectively evaluated for impairment	1,638	6,656	2,475	540	210	336	—	81	11,936
Loans acquired with deteriorated credit quality	—	65	—	—	—	—	—	—	65
Ending balance	$1,970	$7,044	$2,567	$540	$210	$350	$—	$81	$12,762

Loans:
Individually evaluated for impairment	$571	$7,948	$3,479	$—	$—	$75	$—	$—	$12,073
Collectively evaluated for impairment	198,418	824,022	324,471	71,844	34,491	43,085	64	—	1,496,395
Acquired with deteriorated credit quality	1,766	815	866	—	—	—	—	—	3,447
Ending balance	$200,755	$832,785	$328,816	$71,844	$34,491	$43,160	$64	$—	$1,511,915

At December 31, 2012
Allowance for losses:
Individually evaluated for impairment	$165	$644	$164	$—	$—	$16	$—	$—	$989
Collectively evaluated for impairment	2,212	4,280	2,801	523	159	262	—	252	10,489
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance	$2,377	$4,924	$2,965	$523	$159	$278	$—	$252	$11,478

Loans:
Individually evaluated for impairment	$724	$10,601	$3,376	$—	$—	$105	$—	$—	$14,806
Collectively evaluated for impairment	166,965	732,581	301,259	67,361	40,127	39,397	73	—	1,347,763
Acquired with deteriorated credit quality	2,193	2,641	1,552	559	—	—	—	—	6,945
Ending balance	$169,882	$745,823	$306,187	$67,920	$40,127	$39,502	$73	$—	$1,369,514

Nonperforming loans by loan class at June 30, 2013 and December 31, 2012, were summarized as follows:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
June 30, 2013:
Nonaccrual loans	$431	$499	$751	$—	$—	$53	$—	$1,734
Loans past due 90 days and still accruing	—	—	30	—	—	—	—	30
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	120	2,478	2,077	—	—	2	—	4,677
	$551	$2,977	$2,858	$—	$—	$55	$—	$6,441
December 31, 2012:
Nonaccrual loans	$218	$4,857	$894	$560	$—	$70	$—	$6,599
Loans past due 90 days and still accruing	—	—	—	—	—	2	—	2
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	481	1,778	2,165	—	—	9	—	4,433
	$699	$6,635	$3,059	$560	$—	$81	$—	$11,034
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

Impaired loans by loan class at June 30, 2013 and December 31, 2012, were summarized as follows:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
At June 30, 2013:
Impaired loans:
Impaired loans with an allowance for loan losses	$499	$2,615	$1,423	$—	$—	$49	$—	$4,586
Impaired loans with no allowance for loan losses	72	5,333	2,056	—	—	26	—	7,487
Total	$571	$7,948	$3,479	$—	$—	$75	$—	$12,073
Unpaid principal balance of impaired loans	$571	$8,347	$3,616	$—	$—	$75	$—	$12,609
Allowance for loan losses on impaired loans	$332	$323	$92	$—	$—	$14	$—	$761
At December 31, 2012:
Impaired loans:
Impaired loans with an allowance for loan losses	$644	$5,532	$1,301	$—	$—	$73	$—	$7,550
Impaired loans with no allowance for loan losses	80	5,069	2,075	—	—	32	—	7,256
Total	$724	$10,601	$3,376	$—	$—	$105	$—	$14,806
Unpaid principal balance of impaired loans	$741	$11,140	$3,475	$—	$—	$122	$—	$15,478
Allowance for loan losses on impaired loans	$165	$644	$164	$—	$—	$16	$—	$989
For the three months ended June 30, 2013:
Average recorded investment in impaired loans	$698	$8,246	$3,528	$—	$—	$78	$—	$12,550
Interest income recognized on impaired loans	$4	$104	$47	$—	$—	$1	$—	$156
For the six months ended June 30, 2013:
Average recorded investment in impaired loans	$706	$9,031	$3,477	$—	$—	$87	$—	$13,301
Interest income recognized on impaired loans	$12	$208	$87	$—	$—	$1	$—	$308
For the three months ended June 30, 2012:
Average recorded investment in impaired loans	$775	$13,227	$3,684	$—	$—	$151	$—	$17,837
Interest income recognized on impaired loans	$14	$171	$29	$—	$—	$2	$—	$216
For the six months ended June 30, 2012:
Average recorded investment in impaired loans	$793	$13,478	$3,981	$30	$—	$132	$—	$18,414
Interest income recognized on impaired loans	$24	$243	$73	$—	$—	$4	$—	$344
Certain impaired loans have adequate collateral and do not require a related allowance for loan loss.
The Company will charge off that portion of any loan which management considers a loss. Commercial and real estate loans are generally considered for charge-off when exposure beyond collateral coverage is apparent and when no further collection of the loss portion is anticipated based on the borrower’s financial condition.
The restructuring of a loan is considered a “troubled debt restructuring” if both 1) the borrower is experiencing financial difficulties and 2) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, extending amortization and other actions intended to minimize potential losses. A “troubled debt restructured” loan is identified as impaired and measured for credit impairment as of each reporting period in accordance with the guidance in  Accounting Standards Codification (ASC) 310-10-35. The recorded investment in troubled debt restructurings, including those on nonaccrual, was $5,066 and $7,544 as of June 30, 2013 and December 31, 2012.
Following is a summary of loans modified under troubled debt restructurings during the three and six months ended June 30, 2013 and 2012:
.

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
Troubled debt restructurings during the three months ended June 30, 2013:
Number of contracts	—	1	—	—	—	—	—	1
Pre-restructuring outstanding recorded investment	$—	$820	$—	$—	$—	$—	$—	$820
Post-restructuring outstanding recorded investment	$—	$820	$—	$—	$—	$—	$—	$820

Troubled debt restructurings during the six months ended June 30, 2013:
Number of contracts	—	1	—	—	—	—	—	1
Pre-restructuring outstanding recorded investment	$—	$820	$—	$—	$—	$—	$—	$820
Post-restructuring outstanding recorded investment	$—	$820	$—	$—	$—	$—	$—	$820

Troubled debt restructurings during the three months ended June 30, 2012:
Number of contracts	—	1	—	—	—	—	—	1
Pre-restructuring outstanding recorded investment	$—	$101	$—	$—	$—	$—	$—	101
Post-restructuring outstanding recorded investment	$—	$101	$—	$—	$—	$—	$—	101

Troubled debt restructurings during the six months ended June 30, 2012:
Number of contracts	2	1	1	—	—	1	—	5
Pre-restructuring outstanding recorded investment	$351	$101	$95	$—	$—	$26	$—	$573
Post-restructuring outstanding recorded investment	$351	$101	$95	$—	$—	$26	$—	$573
At June 30, 2013 and 2012, there were no loans modified under troubled debt restructurings during the respective previous twelve month period that subsequently defaulted during the three and six months ended June 30, 2013 and 2012.
Modifications primarily relate to extending the amortization periods of the loans and interest rate concessions. The majority of these loans were identified as impaired prior to restructuring; therefore the modifications did not materially impact the Company’s determination of the allowance for loan loss.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents information regarding the aging of past due loans by loan class as of June 30, 2013 and December 31, 2012:

	Loans 30-89 Days Past Due	Loans 90 or More Past Due	Total Past Due Loans	Current Loans	Total Loans
June 30, 2013
Commercial	$1,701	$69	$1,770	$198,985	$200,755
Commercial real estate, land and land development	1,892	285	2,177	830,608	832,785
Residential real estate	2,217	208	2,425	326,391	328,816
Single-family interim construction	—	—	—	71,844	71,844
Agricultural	149	—	149	34,342	34,491
Consumer	96	31	127	43,033	43,160
Other	—	—	—	64	64
	$6,055	$593	$6,648	$1,505,267	$1,511,915
December 31, 2012
Commercial	$845	$—	$845	$169,037	$169,882
Commercial real estate, land and land development	3,091	62	3,153	742,670	745,823
Residential real estate	1,305	360	1,665	304,522	306,187
Single-family interim construction	—	559	559	67,361	67,920
Agricultural	23	—	23	40,104	40,127
Consumer	110	32	142	39,360	39,502
Other	—	—	—	73	73
	$5,374	$1,013	$6,387	$1,363,127	$1,369,514
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

A summary of loans by credit quality indicator by class as of June 30, 2013 and December 31, 2012, is as follows:

	Pass (Rating 1-4)	Pass/ Watch	OAEM	Substandard	Doubtful	Total
June 30, 2013:
Commercial	$190,632	$2,033	$1,018	$6,723	$349	$200,755
Commercial real estate, construction, land and land development	809,867	10,795	4,433	7,690	—	832,785
Residential real estate	318,258	5,768	584	4,206	—	328,816
Single-family interim construction	71,261	365	218	—	—	71,844
Agricultural	34,156	297	—	38	—	34,491
Consumer	43,036	20	28	76	—	43,160
Other	64	—	—	—	—	64
	$1,467,274	$19,278	$6,281	$18,733	$349	$1,511,915
December 31, 2012:
Commercial	$165,842	$2,824	$203	$1,013	$—	$169,882
Commercial real estate, construction, land and land development	716,243	11,502	8,804	9,274	—	745,823
Residential real estate	295,870	4,303	867	5,039	108	306,187
Single-family interim construction	67,360	—	—	560	—	67,920
Agricultural	39,936	147	—	44	—	40,127
Consumer	39,315	60	13	114	—	39,502
Other	73	—	—	—	—	73
	$1,324,639	$18,836	$9,887	$16,044	$108	$1,369,514
The Company acquired certain loans which experienced credit deterioration since origination (purchased credit impaired (PCI) loans). Accretion on PCI loans is based on estimated future cash flows, regardless of contractual maturity.
The outstanding balance and related carrying amount of purchased credit impaired loans at June 30, 2013, December 31, 2012, and acquisition date are as follows:

	June 30, 2013	December 31, 2012	Acquisition Date
Outstanding balance	$4,406	$9,178	$10,839
Nonaccretable difference	(959)	(2,232)	(2,590)
Accretable yield	—	(1)	(27)
Carrying amount	$3,447	$6,945	$8,222

During the three and six months ended June 30, 2013, an allocation of $65 was established in the allowance for loan losses relating to two purchased credit impaired loans. There was no allocation established in the allowance for loan losses related to purchased credit impaired loans from the date of acquisition through June 30, 2012.

Note 5. Commitments and Contingencies

Financial Instruments with Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of this instrument. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At June 30, 2013 and December 31, 2012, the approximate amounts of these financial instruments were as follows:

	June 30,	December 31,
	2013	2012
Commitments to extend credit	$220,677	$153,932
Standby letters of credit	1,754	2,704
	$222,431	$156,636
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
Letters of credit are written conditional commitments used by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan arrangements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table above. If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of June 30, 2013 and December 31, 2012, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

Litigation
The Company is involved in certain legal actions arising from normal business activities. Management believes that the outcome of such proceedings will not materially affect the financial position, results of operations or cash flows of the Company.

Lease Commitments
The Company leases certain branch facilities and other facilities. Rent expense related to these leases amounted to $174 and $383 for the three and six months ended June 30, 2013, respectively, and $102 and $164 for the three and six months ended June 30, 2012, respectively.

Note 6. Notes Payable and Other Borrowings

Notes payable totaled $0 and $15,729 at June 30, 2013 and December 31, 2012, respectively. During April 2013, the Company repaid all of its outstanding notes payable, including two notes payable from Adriatica to an unaffiliated commercial bank and two senior notes payable to another unaffiliated commercial bank. Other borrowings, including those borrowings due to related parties totaled $16,565 and $20,788 at June 30, 2013 and December 31, 2012, respectively. Also in April 2013, $2,812 subordinated debt issuance from a commercial bank and $1,223 subordinated debt issued to individuals were also repaid.

Note 7. Income Taxes

Income tax expense was as follows:

For the Three Months Ended June 30, 2013
Current income tax expense	$2,005
Initial recording of deferred tax benefit	(1,760)
Income tax expense, as reported	$245
Effective tax rate	4.0%

In connection with the initial public offering as discussed in Note 1, the Company terminated its S-Corporation status and became a taxable entity (C Corporation) on April 1, 2013. As such, any periods prior to April 1, 2013 will not reflect income tax expense. The reported income tax expense for the three months ended June 30, 2013 reflects the initial recording of the deferred tax net asset of $1,760, which is the result of timing differences in the recognition of income/deductions for generally accepted accounting principles (GAAP) and tax purposes. The consolidated statements of income present pro forma results of operations for the current quarter and year to date period and for prior year periods. Without the initial recording of the deferred tax benefit, the effective tax rate would have been 32.8%. The difference in the statutory rate of 35% and the Company's effective tax rate is primarily due to nontaxable income earned on municipal securities and bank owned life insurance.

Components of deferred tax assets and liabilities are as follows:

June 30, 2013
Deferred tax assets:
Allowance for loan losses	$4,464
NOL carryforwards from acquisitions	1,229
Net unrealized loss on available for sale securities	970
Acquired loan fair market value adjustments	838
Restricted stock	790
Bonus accrual	267
Other real estate owned	393
Nonaccrual loans	70
Other	50
9,071
Deferred tax liabilities:
Premises and equipment	(4,450)
Core deposit intangibles	(1,015)
Securities	(100)
FHLB stock	(62)
(5,627)
Net deferred tax asset	$3,444

Note 8. Fair Value Measurements
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
The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of June 30, 2013 and December 31, 2012 by level within the ASC Topic 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013:
Measured on a recurring basis:
Assets:
Investment securities available for sale:
U.S. treasuries	$3,523	$—	$3,523	$—
Government agency securities	68,820	—	68,820	—
Obligations of state and municipal subdivisions	36,032	—	36,032	—
Corporate bonds	2,022	—	2,022	—
Residential mortgage backed securities guaranteed by FNMA, GNMA, FHLMC and SBA	535	—	535	—
Liabilities:
Contingent consideration	287	—	—	287
December 31, 2012:
Measured on a recurring basis:
Assets:
Investment securities available for sale:
U.S. treasuries	$3,547	$—	$3,547	$—
Government agency securities	70,211	—	70,211	—
Obligations of state and municipal subdivisions	36,814	—	36,814	—
Corporate bonds	2,103	—	2,103	—
Residential mortgage backed securities guaranteed by FNMA, GNMA, FHLMC and SBA	680	—	680	—
Liabilities:
Contingent consideration	290	—	—	290

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
Contingent consideration, related to the acquisition of Town Center Bank in 2010, is reported at fair value using Level 3 inputs. The contingent consideration is remeasured on a recurring basis based on the expected present value of cash flows to be paid to the shareholders of the acquired institution using a market discount rate. The maximum amount payable at June 30, 2013 is $287.
The following table presents the activity in the contingent consideration for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012

Balance, beginning of period	$290	$821
Settlements	—	—
Change in estimated payments to be made	(3)	4
Balance, end of period	$287	$825
In accordance with ASC Topic 820, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at June 30, 2013 and December 31, 2012, for which a nonrecurring change in fair value has been recorded:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Period Ended Total Losses
June 30, 2013:
Measured on a nonrecurring basis:
Assets:
Impaired loans	$2,208	$—	$—	$2,208	$307
Other real estate	2,524	—	—	2,524	463

December 31, 2012:
Measured on a nonrecurring basis:
Assets:
Impaired loans	$5,146	$—	$—	$5,146	$187
Other real estate	748	—	—	748	94

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

For Level 3 financial and nonfinancial assets and liabilities measured at fair value at June 30, 2013, the significant unobservable inputs used in the fair value measurements are as follows:

Assets/Liabilities	Fair Value	Valuation Technique	Unobservable Input(s)	Range (Weighted Average)
Impaired loans	$2,208	Collateral method	Adjustments for selling costs	8%
Other real estate	2,524	Collateral method	Adjustments for selling costs	8%
Contingent consideration	287	Cash flows to be paid	Expected payments	N/A

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
Deposits: The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is their carrying amounts). The carrying amounts of variable-rate certificates of deposit (CDs) approximate their fair values at the reporting date. Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.
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

The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instruments were as follows at June 30, 2013 and December 31, 2012:

			Fair Value Measurements at Reporting Date Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2013:
Financial assets:
Cash and cash equivalents	$126,519	$126,519	$126,519	$—	$—
Certificates of deposit held in other banks	3,785	3,785	—	3,785	—
Securities available for sale	110,932	110,932	—	110,932	—
Loans held for sale	8,458	8,458	—	8,458	—
Loans, net	1,499,153	1,518,335	—	1,514,510	3,825
FHLB of Dallas stock and other restricted stock	8,317	8,317	—	8,317	—
Accrued interest receivable	5,093	5,093	—	5,093	—
Financial liabilities:
Deposits	1,485,129	1,487,248	—	1,487,248	—
Accrued interest payable	969	969	—	969	—
FHLB advances	164,529	166,960	—	166,960	—
Other borrowings	16,565	16,958	—	16,958	—
Junior subordinated debentures	18,147	18,112	—	18,112	—
Contingent consideration	287	287	—	—	287
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2012:
Financial assets:
Cash and cash equivalents	$102,290	$102,290	$102,290	$—	$—
Certificates of deposit held in other banks	7,720	7,720	—	7,720	—
Securities available for sale	113,355	113,355	—	113,355	—
Loans held for sale	9,162	9,162	—	9,162	—
Loans, net	1,358,036	1,399,938	—	1,393,377	6,561
FHLB of Dallas stock and other restricted stock	8,165	8,165	—	8,165	—
Accrued interest receivable	4,647	4,647	—	4,647	—
Financial liabilities:					—
Deposits	1,390,740	1,399,373	—	1,399,373	—
Accrued interest payable	985	985	—	985	—
FHLB advances	164,601	170,239	—	170,239	—
Notes payable	15,729	15,729	—	15,729	—
Other borrowings	20,788	20,970	—	20,970	—
Junior subordinated debentures	18,147	18,114	—	18,114	—
Contingent consideration	290	290	—	—	290
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

Note 9. Stock Awards and Stock Warrants
The Company grants common stock awards to certain employees of the Company. The common stock issued prior to 2013 vests five years from the date the award is granted and the related compensation expense is recognized over the vesting period. In connection with the initial public offering in April 2013, the Board of Directors adopted a new 2013 Equity Incentive Plan. The Plan reserved 800,000 shares of common stock to be awarded by the Company’s compensation committee. The shares issued under the 2013 Plan are restricted and will vest evenly over a five year employment period. Shares granted prior to 2012 and those in 2013 were issued at the date of grant and receive dividends. Shares issued under a revised plan in 2012 are not outstanding shares of the Company until they vest and do not receive dividends.
The following table summarizes the activity in nonvested shares for the six months ended June 30, 2013 and 2012:

	Number of Shares	Weighted Average Grant Date Price
Nonvested shares, December 31, 2012	208,608	$17.07
Granted during the period	111,420	28.38
Vested during the period	(20,157)	13.54
Nonvested shares, June 30, 2013	299,871	$21.86

Nonvested shares, December 31, 2011	180,025	$15.64
Granted during the period	36,960	20.31
Vested during the period	(28,697)	14.72
Nonvested shares, June 30, 2012	188,288	$16.70
Compensation expense related to these awards was $413 and $594 for the three and six months ended June 30, 2013, respectively and $149 and $290 for the three and six months ended June 30, 2012, respectively. Compensation expense is recorded in salaries and employee benefits in the accompanying consolidated statements of income. At June 30, 2013, future compensation expense is estimated to be $4,339 and will be recognized over a remaining weighted average period of 2.86 years.
The fair value of common stock awards that vested during the six months ended June 30, 2013 and 2012 was $511 and $751, respectively.
The Company has issued warrants representing the right to purchase 150,544 shares of Company stock at $17.19 per share to certain Company directors and shareholders. The warrants were issued in return for the shareholders agreement to repurchase the subordinated debt outstanding to an unaffiliated bank in the event of Company default. The warrants expire in December 2018 and were recorded at a fair value of $475 as of the date of the warrants issuance. The Company recorded this amount as debt origination costs and was amortizing it over the term of the debt. In April 2013, the Company paid off the subordinated debt and wrote off the remaining balance of $223 of the debt origination costs to interest expense.

Note 10. Regulatory Matters
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2013 and December 31, 2012, the Company and the Bank meet all capital adequacy requirements to which they are subject.
As of June 30, 2013 and December 31, 2012, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Bank must maintain minimum total risk based, Tier I risk based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.
The actual capital amounts and ratios of the Company and Bank as of June 30, 2013 and December 31, 2012, are presented in the following table:

	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2013
Total capital to risk weighted assets:
Consolidated	$229,015	15.69%	$116,756	8.00%	N/A	N/A
Bank	180,868	12.49%	115,816	8.00%	$144,770	10.00%
Tier I capital to risk weighted assets:
Consolidated	201,350	13.80%	58,378	4.00%	N/A	N/A
Bank	168,106	11.61%	57,908	4.00%	86,862	6.00%
Tier I capital to average assets:
Consolidated	201,350	10.91%	73,839	4.00%	N/A	N/A
Bank	168,106	9.18%	73,211	4.00%	91,514	5.00%

December 31, 2012
Total capital to risk weighted assets:
Consolidated	$137,553	10.51%	$104,693	8.00%	N/A	N/A
Bank	143,646	11.07%	103,790	8.00%	$129,738	10.00%
Tier I capital to risk weighted assets:
Consolidated	107,539	8.22%	52,346	4.00%	N/A	N/A
Bank	132,168	10.19%	51,895	4.00%	77,843	6.00%
Tier I capital to average assets:
Consolidated	107,539	6.45%	66,722	4.00%	N/A	N/A
Bank	132,168	7.99%	66,162	4.00%	82,702	5.00%

Note 11. Subsequent Events
On July 19, 2013, the Company announced that it has entered into a definitive agreement to acquire Collin Bank in Plano, Texas for an expected combination of cash and stock purchase price totaling approximately $29.1 million. The transaction is subject to certain conditions, including the approval by Collin Bank’s shareholders and customary regulatory approvals and is expected to close during the fourth quarter of 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q, our other filings with the SEC, and other press releases, documents, reports and announcements that we make, issue or publish may contain statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are statements or projections with respect to matters such as our future results of operations, including our future revenues, income, expenses, provision for taxes, effective tax rate, earnings per share and cash flows, our future capital expenditures and dividends, our future financial condition and changes therein, including changes in our loan portfolio and allowance for loan losses, our future capital structure or changes therein, the plan and objectives of management for future operations, our future or proposed acquisitions, the future or expected effect of acquisitions on our operations, results of operations and financial condition, our future economic performance and the statements of the assumptions underlying any such statement. Such statements are typically identified by the use in the statements of words or phrases such as “aim,” “anticipate,” “estimate,” “expect,” “goal,” “guidance,” “intend,” “is anticipated,” “is estimated,” “is expected,” “is intended,” “objective,” “plan,” “projected,” “projection,” “will affect,” “will be,” “will continue,” “will decrease,” “will grow,” “will impact,” “will increase,” “will incur,” “will reduce,” “will remain,” “will result,” “would be,” variations of such words or phrases (including where the word “could", “may” or “would” is used rather than the word “will” in a phrase) and similar words and phrases indicating that the statement addresses some future result, occurrence, plan or objective. The forward-looking statements that we make are based on the Company’s current expectations and assumptions regarding its business, the economy, and other future conditions. Because forward-looking statements relate to future results and occurrences, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. The Company’s actual results may differ materially from those contemplated by the forward-looking statements, which are neither statements of historical fact nor guarantees or assurances of future performance. Many possible events or factors could affect the future financial results and performance of the Company and could cause such results or performance to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, the following:

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
Overview
This Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s financial condition and results of operation as reflected in the interim consolidated financial statements and accompanying notes appearing in this Quarterly Report on Form 10-Q. This section should be read in conjunction with the Company’s interim consolidated financial statements and accompanying notes included elsewhere in this report and with the consolidated financial statements for the year ended December 31, 2012 and accompanying notes and other detailed information appearing in the Company’s registration statement filed on Form S-1 (File No. 333-186912) filed with the SEC.

The Company was organized as a bank holding company in 2002. On January 1, 2009, we merged with Independent Bank Group Central Texas, Inc., and, since that time, we have pursued a strategy to create long-term shareholder value through organic growth of our community banking franchise in our market areas and through selective acquisitions of complementary banking institutions with operations in our market areas. On April 8, 2013, the Company consummated the initial public offering of its common stock for trading on the NASDAQ Global Market. As of June 30, 2013, the Company operated 29 full service banking locations; with 21 located in the Dallas/North Texas region and 8 located in the Austin/Central Texas region. The Company’s headquarters are located at 1600 Redbud, Suite 400, McKinney, Texas 75069 and its telephone number is (972) 562-9004. The Company’s website address is www.independent-bank.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.
Our principal business is lending to and accepting deposits from businesses, professionals and individuals. We conduct all of our banking operations through Independent Bank, which is a Texas state banking corporation and our principal subsidiary (the Bank). We derive our income principally from interest earned on loans and, to a lesser extent, income from securities available for sale. We also derive income from non-interest sources, such as fees received in connection with various deposit services and mortgage brokerage operations. From time to time, we also realize gains on the sale of assets and, in some instances, gains on acquisitions. Our principal expenses include interest expense on interest-bearing customer deposits, advances from the Federal Home Loan Bank of Dallas, or the FHLB, and other borrowings, operating expenses, such as salaries, employee benefits, occupancy costs, data processing and communication costs, expenses associated with other real estate owned, other administrative expenses, provisions for loan losses and our assessment for FDIC deposit insurance.
Certain Events Affect Year-over-Year Comparability
Acquisitions. The comparability of our consolidated results of operations for the periods ended June 30, 2013 and June 30, 2012 is affected by the two acquisitions we completed in 2012.   We acquired I Bank Holding Company (IBank) and its bank subsidiary, on April 1, 2012, and its results of operations were first included in our consolidated financial statements in the second quarter of 2012. As a result, the comparability of our consolidated results of operations for the six-month periods ended June 30, 2013 and 2012 are affected by that acquisition. We acquired The Community Group (CGI) and its bank subsidiary on October 1, 2012, and its results of operations were first included in our consolidated results of operations in the fourth quarter of 2012. As a result, the comparability of our consolidated results of operations for the three-month and the six-month periods ended June 30, 2013 and 2012 are affected by that acquisition.
Our Initial Public Offering. We consummated the initial public offering of our common stock during the three months ended June 30, 2013. The period-over-period comparability of certain aspects of our results of operations and the changes in our financial condition from December 31, 2012 to June 30, 2013 are affected by the issuance of 3,680,000 shares of our common stock issued in that offering and our receipt of the net proceeds of the sale of those shares of our common stock. In particular, the period-over-period comparability of our earnings per share is affected by such issuance of the shares in our initial public offering.
S Corporation Status. From our formation in 2002 through March 31, 2013, we  elected to be taxed for federal income tax purposes as a “Subchapter S corporation” under the provisions of Section 1361 through 1379 of the Internal Revenue Code. As a result, our net income was not  subject to, and we did not pay, U.S. federal income taxes and we were not required to make any provision or recognize any liability for federal income tax in our financial statements for the periods ending on or prior to March 31, 2013. We terminated our status as a “Subchapter S” corporation in connection with our initial public offering as of April 1, 2013. Starting April 1, 2013, we are subject to corporate federal income tax and our net income for each subsequent fiscal year and each subsequent interim period will reflect a provision for federal income taxes. As a result of that change in our status under the federal income tax laws, the net income and earnings per share data presented in our historical financial statements set forth elsewhere in this report, which do not include any provision for federal income taxes, are not comparable with our net income and earnings per share in periods in which we are taxed as a C corporation, which will be calculated by including a provision for federal income taxes. Although we were not subject to corporate federal income tax prior to April 1, 2013, we made periodic cash distributions to our shareholders in amounts estimated to be necessary for them to pay their estimated personal U.S. federal income tax liabilities related to the items of our income, gain, deductions and losses allocated to each of our shareholders.  The aggregate amount of such cash distributions has equaled 35% of our net income for the related period.  Our historical cash flows and financial condition have been affected by such cash distributions.
Deferred tax assets and liabilities are, and in future periods, will be recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of the change in tax rates resulting from being a C corporation will be recognized in income in the quarter in which such change takes place. On April 1, 2013, the Company recorded an initial net deferred tax asset of $1.8 million to recognize the difference between the financial statement carrying amounts of assets and liabilities and their respective tax bases as of the date that the Company became a taxable corporate entity.
Discussion and Analysis of Results of Operations for the Three and Six Months Ended June 30, 2013 and June 30, 2012
The following discussion and analysis of our results of operations compares our results of operations for the three months ended June 30, 2013 with the three months ended June 30, 2012 and our results of operations for the six months ended June 30, 2013 with our results of operations for the six months ended June 30, 2012. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results of operations that may be expected for all of the year ending December 31, 2013, in part because our results of operations for the three months ended March 31, 2013 that are included in our results of operations for the six months ended June 30, 2013 do not include any provision for federal income taxes as do our results of operations for the three months ended June 30, 2013 and as will our results of operations for the last six months of the year ending December 31, 2013.
Results of Operations
Net income was $5.9 million ($0.49 per common share on a diluted basis) for the three months ended June 30, 2013 compared with $3.7 million ($0.47 per common share on a diluted basis) for the three months ended June 30 , 2012, in which three months we did not have any federal income tax expense. Pro forma after tax income for the three months ended June 30, 2013 was $4.1 million ($0.34 per common share on a diluted basis) after excluding the initial recording of the deferred tax benefit of $1.8 million due to the change in the Company's taxable status effective April 1, 2013. Pro forma after tax income for the three months ended June 30, 2012 was $2.6 million ($0.33 per common share on a diluted basis). The Company posted returns on average common equity of 11.11% and 13.62%, returns on average assets of 1.25% and 0.99% and efficiency ratios of 65.0% and 72.8% for the three-month periods ended June 30, 2013 and 2012, respectively. The efficiency ratio is calculated by dividing total noninterest expense (which does not include the provision for loan losses) by net interest income plus noninterest income.
For the six months ended June 30, 2013, net income was $11.6 million ($1.13 per common share on a diluted basis) compared with $6.8 million ($0.92 per common share on a diluted basis) for the six months ended June 30, 2012. Pro forma after tax income for the six months ended June 30, 2013 was $7.9 million ($0.78 per common share on a diluted basis) compared to $4.8 million ($0.64 per common share on a diluted basis) for the six months ended June 30, 2012. The Company posted returns on average common equity of 13.17% and 13.80%, returns on average assets of 1.29% and 0.99% and efficiency ratios of 66.2% and 73.3% for the six months ended June 30, 2013 and 2012, respectively.

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
We earned net interest income of $17.9 million for the three months ended June 30, 2013, an increase of $3.6 million, or 25.2%, from $14.3 million for the three months ended June 30, 2012. This increase is primarily attributable to the $408 million, or 31.0%, increase in average interest-earning assets from $1.3 billion for the three months ended June 30, 2012 to $1.7 billion for the three months ended June 30, 2013 and a 28 basis point decrease in interest expense on interest bearing deposits from the comparable prior year period. This increase occurred even though yields on interest-earnings assets for the three months ended June 30, 2013 decreased from the comparable period in 2012, primarily as the result of a 41 basis point decline in loan yields The increase in average interest-earning assets is due to acquisition growth in the last quarter of 2012 as well as organic growth sustained in the first half of 2013 due to the addition of experienced lending teams in the last half of 2012. The decrease in both the loan yields and the cost of funds of deposits is due to continued low rates and competitive forces in the market. Our net interest margin for the three months ended June 30, 2013 was 4.16% compared to 4.38% for the three months ended June 30, 2012. Our interest rate spread was 3.99% for the three months ended June 30, 2013 compared to 4.26% for the three months ended June 30, 2012. The average aggregate balance of noninterest-bearing checking accounts increased to $249.8 million for the quarter ended June 30, 2013 from $201.3 million for the comparable period in fiscal 2012. The greatest part of the increases in interest-earning assets and noninterest-bearing deposits occurred as a result of the acquisition we completed in October 2012, while the balance of the increases came from organic loan and deposit growth.
The decrease in the interest rate spread and the net interest margin was due to a combination of factors, including the weighted-average rate on average interest-earning assets declining by 51 basis points from 5.43% for the three months ended June 30, 2012 to 4.92% for the three months ended June 30, 2013. This decrease is primarily due to a 41 basis point decrease in loan yields and an increased balance in the federal reserve interest bearing account due to IPO proceeds that were not yet deployed.
Net interest income was $36.1 million for the six months ended June 30, 2013, an increase of $9.5 million, or 35.7%, from $26.6 million at June 30, 2012. This increase is due primarily to a $426 million increase, or 34.7%, in average interest earning assets to $1.7 billion for the six months ended June 30, 2013 compared to $1.2 billion for the six months ended June 30, 2012.  In addition, discount accretion on acquired loans of $1.1 million and $60 thousand is included in net interest income for the six months ended June 30 2013 and 2012, respectively. The significant increase in acquired loan accretion was primarily related to the unexpected payoff of three loans. The net interest margin for the six months ended June 30, 2013 increased 4 basis points to 4.40% compared to 4.36% for the comparable period in 2012. The average yield on interest earning assets decreased 26 basis points from 5.45% to 5.19%. The effect of this decrease was offset by a decrease in the average rate paid on interest bearing liabilities of 28 basis points from 1.22% to 0.94%. The average yield on interest earning assets would have been 5.05% for the six months ended June 30, 2013 compared to 5.44% for the six months ended June 30, 2012 without the effect of the discount accretion on acquired loans.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and six months ended June 30, 2013 and 2012. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances.

	For The Three Months Ended June 30,
	2013			2012
	Average Outstanding Balance (2)	Interest	Yield/ Rate (1)	Average Outstanding Balance (2)	Interest	Yield/ Rate (1)
(dollars in thousands)
Interest-earning assets:
Loans	$1,469,684	$20,448	5.58%	$1,147,876	$17,107	5.99%
Taxable securities	81,385	308	1.52	68,593	313	1.84
Nontaxable securities	32,671	258	3.17	22,572	200	3.56
Federal funds sold and other	136,851	91	0.27	73,916	96	0.52
Total interest-earning assets	1,720,591	$21,105	4.92	1,312,957	$17,716	5.43
Noninterest-earning assets	157,036			177,273
Total assets	$1,877,627			$1,490,230
Interest-bearing liabilities:
Checking accounts	$720,363	$963	0.54	$578,164	$1,164	0.81
Savings accounts	112,532	94	0.34	109,881	179	0.66
Money market accounts	55,441	40	0.29	35,426	37	0.42
Certificates of deposit	320,139	636	0.80	290,586	787	1.09
Total deposits	1,208,475	1,733	0.58	1,014,057	2,167	0.86
FHLB advances	164,542	828	2.02	101,976	595	2.35
Notes payable and other borrowings	17,651	558	12.68	41,472	524	5.08
Junior subordinated debentures	18,147	136	3.01	14,538	125	3.46
Total interest-bearing liabilities	1,408,815	3,255	0.93	1,172,043	3,411	1.17
Noninterest-bearing checking accounts	249,838			201,307
Noninterest-bearing liabilities	6,840			8,460
Stockholders’ equity	212,134			108,420
Total liabilities and equity	$1,877,627			$1,490,230
Net interest income		$17,850			$14,305
Interest rate spread			3.99%			4.26%
Net interest margin (3)			4.16			4.38
Average interest earning assets to
Interest bearing liabilities			122.13			112.02

(1)	Yields and rates for the three-month periods are annualized.

(2)	Average loan balances include nonaccrual loans.

(3)
Net interest margins for the periods presented represent: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.

	For The Six Months Ended June 30,
	2013			2012
	Average Outstanding Balance (2)	Interest	Yield/ Rate (1)	Average Outstanding Balance (2)	Interest	Yield/ Rate (1)
(dollars in thousands)
Interest-earning assets:
Loans	$1,433,650	$41,207	5.80%	$1,073,096	$32,006	6.00%
Taxable securities	81,875	641	1.58	68,793	660	1.93
Nontaxable securities	32,245	507	3.17	22,451	399	3.57
Federal funds sold and other	104,429	171	0.33	62,085	157	0.51
Total interest-earning assets	1,652,199	$42,526	5.19	1,226,425	$33,222	5.45
Noninterest-earning assets	155,313			154,649
Total assets	$1,807,512			$1,381,074
Interest-bearing liabilities:
Checking accounts	$706,830	$1,909	0.54	$530,445	$2,280	0.86
Savings accounts	113,476	185	0.33	106,578	403	0.76
Money market accounts	47,057	64	0.27	31,721	64	0.41
Certificates of deposit	312,188	1,303	0.84	279,525	1,554	1.12
Total deposits	1,179,551	3,461	0.59	948,269	4,301	0.91
FHLB advances	164,562	1,656	2.03	92,123	1,087	2.37
Notes payable and other borrowings	25,030	1,073	8.64	39,579	974	4.95
Junior subordinated debentures	18,147	271	3.01	14,538	253	3.50
Total interest-bearing liabilities	1,387,290	6,461	0.94	1,094,509	6,615	1.22
Noninterest-bearing checking accounts	237,942			181,758
Noninterest-bearing liabilities	5,269			5,816
Stockholders’ equity	177,011			98,991
Total liabilities and equity	$1,807,512			$1,381,074
Net interest income		$36,065			$26,607
Interest rate spread			4.25%			4.23%
Net interest margin (3)			4.40			4.36
Average interest earning assets to
Interest bearing liabilities			119.10			112.05

(1)	Yields and rates for the six-month periods are annualized.

(2)	Average loan balances include nonaccrual loans.

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
The Company made a $1.1 million provision for loan losses for the three months ended June 30, 2013 and a $667 thousand provision for the three months ended June 30, 2012. Provision expense for the six months ended June 30, 2013 was $2.1 million compared to $1.2 million for the comparable period in 2012. The increase in the provision in each of the current year periods was to properly reserve for the growth in our loan portfolio. Net charge-offs were $825 thousand for the six months ended June 30, 2013 compared to $408 thousand for the six months ended June 30, 2012. The increase in net charge-offs from the previous period was primarily related to one large commercial real estate loan that was foreclosed during the period and charged down by $516 thousand prior to being transferred to other real estate.
Noninterest Income
The following table sets forth the major components of noninterest income for the three and six months ended June 30, 2013 and 2012 and the period-over-period variations in such categories of noninterest income:

	For the Three Months Ended June 30,		Variance	For the Six Months Ended June 30,		Variance
	2013	2012	2013 v. 2012	2013	2012	2013 v. 2012
(dollars in thousands)
Noninterest Income
Service charges on deposit accounts	$1,210	$838	$372	$2,349	$1,647	$702
Mortgage fee income	1,097	894	203	2,163	1,857	306
Gain (loss) on sale of other real estate	148	9	139	173	(44)	217
Loss on sale of securities available for sale	—	—	—	—	(3)	3
Loss on sale of premises and equipment	(2)	(346)	344	(1)	(345)	344
Increase in cash surrender value of bank owned life insurance	79	81	(2)	160	163	(3)
Other noninterest income	200	158	42	314	250	64
Total noninterest income	$2,732	$1,634	$1,098	$5,158	$3,525	$1,633
Total noninterest income increased $1.1 million, or 67.2% and $1.6 million, or 46.3% for the three and six months ending June 30, 2013, respectively compared to the comparable periods in 2012. Changes in the components of noninterest income are discussed below.
Service charges. Service charges on deposit accounts for the three and six months ended June 30, 2013 increased $372 thousand, or 44.4%, and $702 thousand, or 42.6%, compared to the comparable periods in 2012. The increase in each period primarily relates to ATM service fees which have previously been reported net of related expense and commencing in 2013 are being reported on a gross basis with offsetting expense being reported in noninterest expense, which expense is $311 and $598 thousand for the three and six months ending June 30, 2013, respectively. In 2012, ATM fees were settled on a net basis.
Mortgage fee income. Mortgage fee income for the three and six months ended June 30, 2013 increased $203 thousand, or 22.7%, and $306 thousand, or 16.5%, compared to the comparable periods in 2012. This increase in each period is directly related to a comparable increase in mortgage loan origination volume from the comparable prior year period.
Gain (loss) on sale of other real estate. Other real estate gains of $148 thousand and $173 thousand for the three and six-month periods ending June 30, 2013 are related to several sales of property including two sales of Adriatica property. In the comparable periods in 2012, there was a gain of $9 thousand and a loss of $44 thousand as a result of fewer transactions at the Bank and no sales of Adriatica property.
Loss on sale of premises and equipment. Loss on sale of premises and equipment decreased $344 thousand for the three and six months ended June 30, 2013 from the comparable period in 2012 because the Company did not have any significant sales of premises and equipment in those periods while it recognized a loss on the sale of the corporate aircraft that occurred during the three months ended June 30, 2012.

Noninterest Expense
The following table sets forth the major components of our noninterest expense for the three and six months ended June 30, 2013 and 2012 and the period-over-period variations in such categories of noninterest expense:

	For the Three Months Ended June 30,		Variance	For the Six Months Ended June 30,		Variance
	2013	2012	2013 v. 2012	2013	2012	2013 v. 2012
(dollars in thousands)
Noninterest Expense
Salaries and employee benefits	$7,964	$6,417	$1,547	$15,712	$12,257	$3,455
Occupancy	2,298	1,824	474	4,445	3,494	951
Data processing	316	292	24	612	559	53
FDIC assessment	(258)	214	(472)	(12)	413	(425)
Advertising and public relations	188	185	3	404	339	65
Communications	338	335	3	678	643	35
Other real estate owned expense, net	91	68	23	257	141	116
IBG Adriatica expenses, net	175	228	(53)	372	528	(156)
Other real estate impairment	15	56	(41)	463	56	407
Core deposit intangible amortization	176	169	7	352	311	41
Professional fees	293	205	88	565	448	117
Acquisition expense, including legal	(9)	389	(398)	128	605	(477)
Other	1,797	1,219	578	3,331	2,301	1,030
Total noninterest expense	$13,384	$11,601	$1,783	$27,307	$22,095	$5,212
Noninterest expense increased $1.8 million, or 15.4% and $5.2 million, or 23.6%, for the three and six months ended June 30, 2013, respectively, compared to the comparable periods in 2012. The overall increase in each period from 2012 to 2013 is primarily due to increases in salaries and benefits expenses, occupancy expenses, other real estate impairment and other noninterest expenses related to the two acquisitions completed in 2012.
Salaries and employee benefits. Salaries and employee benefits expense, which historically has been the largest component of our noninterest expense, increased $1.5 million, or 24.1% and $3.5 million, or 28.2% for the three and six months ended June 30, 2013 compared to the comparable periods in the prior year. The increase for each period was primarily attributable to an increase in the number of our full-time equivalent employees, which resulted from the two acquisitions we completed in 2012, as well as the addition of lending teams in our high growth markets during the second half of 2012. Also contributing to the increase these periods is compensation expense relating to the issuance of 111,420 shares of restricted stock under the 2013 Equity Incentive Plan in connection with the recently completed initial public offering. We will also incur compensation expense relating to such stock issuance in future periods.
Occupancy expense. Occupancy expense increased $474 thousand, or 26.0% and $951 thousand, or 27.2% for the three and six months ended June 30, 2013 compared to the comparable periods in 2012. The increase for each period resulted from higher maintenance contract expense, building lease expenses and property taxes, attributable primarily to the two acquisitions completed in 2012, and the establishment of our Dallas location in June 2012.
FDIC assessment. FDIC assessment decreased $472 and $425 thousand for the three and six months ended June 30, 2013, respectively, compared to the comparable periods in 2012. The decrease for each period is due to a non-recurring refund of $504 thousand of the Company's prepaid assessment during the three months ended June 30, 2013.
Other real estate impairment. Other real estate impairment totaling $15 and $463 thousand was recognized during the three and six months ended June 30, 2013 compared to $56 thousand for the comparable periods in 2012. Approximately $225 thousand of the expense for the six months ended June 30, 2013 was related to an ORE property located in the Austin, Texas area that was in negotiation to sell at a lower amount than the recorded book value. The remaining increase in the impairment for that period was recorded on two properties located in Frisco, Texas for which we had obtained updated appraisals. The impairment recognized in 2012 was related to the same Austin area property.

Acquisition expense. Acquisition expense was $398 and $477 thousand higher for the three and six months ended June 30, 2012, respectively, compared to the comparable periods in 2013 primarily due to the two acquisitions completed in 2012. Acquisition expense is expected to increase in future periods consistent with the Company's strategic growth plan.
Other. Other expense increased by $578 thousand, or 47.4% and $1.0 million, or 44.8% for the three and six months ending June 30, 2013, respectively, compared to the comparable periods in 2012.  The majority of the increase in each period relates to ATM exchange fees which had settled on a net basis prior to 2013 and were recorded in noninterest income.  ATM expense was $311 thousand and $598 thousand for the three and six months ended June 30, 2013, respectively.
Income Tax Expense
As a result of our prior status as an S Corporation as discussed above, we had no federal tax expense for the quarters ended on or prior to March 31, 2013. The Company was not subject to income tax expense until April 1, 2013, the date which the Company became a taxable entity. We have determined that had we been taxed as a C corporation and paid federal income taxes in the periods ended prior to April 1, 2013, our federal tax rates would have been 32.8% for the three and six months ended June 30, 2013 and 30.1% for the three and six months ended June 30, 2012. For the three months ended June 30, 2013, income tax expense was $2,005 thousand. However, we recorded an initial deferred tax asset on April 1, 2013 that resulted in a credit to income tax of $1.8 million. This resulted in reported income tax expense of $245 thousand for the three months ended June 30, 2013. At June 30, 2013, the total recorded deferred tax asset totaled $3.4 million, of which $1.6 million relates to the change in the unrealized gain (loss) on investment securities, net of tax, since March 31, 2013, at which time the Company was still an S Corporation.
On a pro forma basis, our federal income tax expense would have been $1.1 million and $2.0 million for the three and six months ended June 30, 2012, respectively, and $2.0 million and $3.9 million for the three and six months ended June 30, 2013, resulting in pro forma net income, after federal taxes, for those periods of $2.6 million, $4.8 million, $4.1 million and $7.9 million, respectively.

Discussion and Analysis of Financial Condition
Loan Portfolio
The following table presents the balance and associated percentage of each major category in our loan portfolio as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30,		December 31,
	2013		2012
Commercial	$200,755	13.2%	$169,882	12.3%
Real estate:
Commercial	731,030	48.1	648,494	47.0
Commercial construction, land and land development	101,755	6.7	97,329	7.1
Residential (1)	337,274	22.2	315,349	22.9
Single family interim construction	71,844	4.7	67,920	4.9
Agricultural	34,491	2.3	40,127	2.9
Consumer	43,160	2.8	39,502	2.9
Other	64	—	73	—
	1,520,373	100.0%	1,378,676	100.0%
Allowance for loan losses	(12,762)		(11,478)
	$1,507,611		$1,367,198

(1)	Includes mortgage loans held for sale as of June 30, 2013 and December 31, 2012 of $8.5 million and $9.2 million, respectively.

Our loan portfolio is the largest category of our earning assets. As of June 30, 2013 and December 31, 2012, loans, net of allowance for loan losses, totaled $1.508 billion and $1.367 billion, respectively, which is an increase of 10.3%. The growth in the loan portfolio from December 31, 2012 to June 30, 2013 is primarily due to an increase in commercial and commercial real estate loan activity as a result of new lending teams, including experienced energy lenders, added during the second half of 2012.
Asset Quality
Nonperforming Assets. We have established procedures to assist us in maintaining the overall quality of our loan portfolio. In addition, we have adopted underwriting guidelines to be followed by our lending officers and require significant senior management review of proposed extensions of credit exceeding certain thresholds. When delinquencies exist, we rigorously monitor the levels of such delinquencies for any negative or adverse trends. Our loan review procedures include approval of lending policies and underwriting guidelines by the Bank's Board of Directors, an annual independent loan review, approval of large credit relationships by the Directors’ Loan Committee of the Bank and loan quality documentation procedures. We, like other financial institutions, are subject to the risk that our loan portfolio will be subject to increasing pressures from deteriorating borrower credit due to general economic conditions.
We discontinue accruing interest on a loan when management believes, after considering our collection efforts and other factors, that the borrower’s financial condition is such that collection of interest is doubtful. Loans are placed on nonaccrual status or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans, including troubled debt restructurings, that are placed on nonaccrual status or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Real estate we have acquired as a result of foreclosure or by deed-in-lieu-of foreclosure is classified as other real estate owned until sold.  The Bank’s policy is to initially record other real estate at fair value less estimated costs to sell at the date of foreclosure.  After foreclosure, other real estate is carried at the lower of the initial carrying amount (fair value less estimated costs to sell or lease), or at the value determined by subsequent appraisals of other real estate.

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

	June 30,	December 31,
	2013	2012
(dollars in thousands)
Nonaccrual loans
Commercial	$431	$218
Real estate:
Commercial real estate, construction, land and land development	499	4,857
Residential real estate	751	894
Single-family interim construction	—	560
Consumer	53	70
Total nonaccrual loans	1,734	6,599
Loans delinquent 90 days or more and still accruing
Real estate:
Residential real estate	30	—
Consumer	—	2
Total loans delinquent 90 days or more and still accruing	30	2
Troubled debt restructurings, not included in nonaccrual loans
Commercial	120	481
Real estate:
Commercial real estate, construction, land and land development	2,478	1,778
Residential real estate	2,077	2,165
Consumer	2	9
Total troubled debt restructurings, not included in nonaccrual loans	4,677	4,433
Total nonperforming loans	6,441	11,034
Other real estate owned (Bank only):
Commercial real estate, construction, land and land development	7,886	6,166
Residential real estate	296	653
Total other real estate owned	8,182	6,819
Adriatica real estate owned	9,656	9,727
Total nonperforming assets	$24,279	$27,580
Ratio of nonperforming loans to total loans	0.43%	0.81%
Ratio of nonperforming assets to total assets	1.27%	1.59%
Nonaccrual loans decreased from $6.6 million as of December 31, 2012 to $1.7 million as of June 30, 2013. Troubled debt restructurings that were also on nonaccrual status totaled $388 thousand and $3.1 million at June 30, 2013 and December 31, 2012, respectively. These decreases primarily resulted from the payoff of a $1.8 million loan that was on nonaccrual at December 31, 2012 and a foreclosure that resulted in the transfer of a $2.3 million nonaccrual loan to other real estate. That transfer also resulted in the increase in other real estate from December 31, 2012 to June 30, 2013.

As of June 30, 2013, we had a total of 58 loans with an aggregate principal balance of $13.7 million that were not currently nonaccrual loans, 90 days past due loans or troubled debt restructurings, but where we had information about possible credit problems of the borrowers that caused our management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that could result in those loans becoming nonaccrual loans, 90 days past due loans or troubled debt restructurings in the future.
We generally continue to use the classification of acquired loans classified nonaccrual or 90 days and accruing as of the acquisition date.  We do not classify acquired loans as troubled debt restructurings, or TDRs, unless we modify an acquired loan subsequent to acquisition that meets the TDR criteria.  Reported delinquency of our purchased loan portfolio is based upon the contractual terms of the loans.
Allowance for Loan Losses. The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. Our allowance for loan losses represents our estimate of probable and reasonably estimable loan losses inherent in loans held for investment as of the respective balance sheet date. Our methodology for assessing the adequacy of the allowance for loan losses includes a general allowance for performing loans, which are grouped based on similar characteristics, and a specific allowance for individual impaired loans. Actual credit losses or recoveries are charged or credited directly to the allowance. As of June 30, 2013, the allowance for loan losses amounted to $12.8 million or 0.84% of total loans, compared with $11.5 million, or 0.84% of total loans at December 31, 2012.
The allowance for loan losses to nonperforming loans has increased from 104.02% at December 31, 2012 to 198.14% at June 30, 2013 due to the decrease in nonperforming loans from $11.0 million at December 31, 2012 to $6.4 million at June 30, 2013. The decrease in nonperforming loans was primarily due to the removal of the two same nonaccrual loans totaling $4.1 million that were discussed above. Although the allowance for loan losses to nonperforming loans has increased significantly, we do not expect to decrease our allowance as a percentage of total loans.  The allowance is primarily related to loans evaluated collectively and will continue to increase as our loan portfolio grows.
Securities Available for Sale
Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.
The Company had no gain or loss on sales of securities in the three and six months ended June 30, 2013 or in the three months ended June 30, 2012. The Company recognized a nominal loss on sale of securities during the six months ended June 30, 2012.
Securities represented 5.8% and 6.5% of our total assets at June 30, 2013 and December 31, 2012, respectively.
Management evaluates securities for other-than-temporary impairment (OTTI) on at least a quarterly basis and more frequently when economic of market conditions warrant such an evaluation. Management does not intend to sell any debt securities it holds and believes the Company more likely than not will not be required to sell any debt securities it holds before their anticipated recovery, at which time the Company will receive full value for the securities. Management has the ability and intent to hold the securities classified as available for sale that were in a loss position as of June 30, 2013 for a period of time sufficient for an entire recovery of the cost basis of the securities. For those securities that are impaired, the unrealized losses are largely due to interest rate changes. The fair value is expected to recover as the securities approach their maturity date. Management believes any impairment in the Company’s securities at June 30, 2013 is temporary and no impairment has been realized in the Company’s consolidated financial statements.
Capital Resources and Regulatory Capital Requirements
Total stockholder’s equity was $214.2 million at June 30, 2013 compared with $124.5 million at December 31, 2012, an increase of approximately $90 million. The increase was due primarily to the sale of 3,680,000 shares of common stock in connection with the Company's initial public offering, resulting in net proceeds of $86.7 million and the net income of $11.6 million earned by the Company for the six months ended June 30, 2013, offset by dividends paid of $5.4 million, stock awards amortization of $594 thousand and a decrease in unrealized gain (loss) on available for sale securities of $3.8 million.
Banking regulators measure capital adequacy by means of the risk-based capital ratio and leverage ratio.  The risk based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories ranging from 0% to 100%.  Regulatory capital is then divided by risk weighted assets to determine the risk adjusted capital ratios.  The leverage ratio is computed by dividing shareholders’ equity less intangible assets by quarter-to-date average assets less intangible assets. As of June 30, 2013, we exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	June 30, 2013
	Actual	Required to be considered well capitalized	Required to be considered adequately capitalized
	Ratio	Ratio	Ratio
Tier 1 capital to average assets ratio	10.91%	5.00%	4.00-5.00%
Tier 1 capital to risk-weighted assets ratio	13.80%	6.00%	4.00-6.00%
Total capital to risk-weighted assets ratio	15.69%	10.00%	8.00-10.00%
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
Liquidity risk management is an important element in our asset/liability management process. Our short-term and long-term liquidity requirements are primarily to fund on-going operations, including payment of interest on deposits and debt, extensions of credit to borrowers, capital expenditures and shareholder dividends. These liquidity requirements are met primarily through cash flow from operations, redeployment of pre-paid and maturing balances in our loan and investment portfolios, debt financing and increases in customer deposits. Our liquidity position is supported by management of liquid assets and liabilities and access to alternative sources of funds. Liquid assets include cash, interest-bearing deposits in banks, federal funds sold, unpledged securities available for sale and maturing or prepaying balances in our investment and loan portfolios. Liquid liabilities include core deposits, federal funds purchased, securities sold under repurchase agreements and other borrowings. Other sources of liquidity include the sale of loans, the ability to acquire additional national market noncore deposits, the issuance of additional collateralized borrowings such as FHLB advances, the issuance of debt securities, borrowings through the Federal Reserve’s discount window and the issuance of equity securities.
In addition to the liquidity provided by the sources described above, the Bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of June 30, 2013, the Bank had established federal funds lines of credit with an unaffiliated bank totaling $25 million with no amounts advanced against those lines at that time. Based on the values of stock, securities, and loans pledged as collateral, as of June 30, 2013, we had $270 million of additional borrowing capacity with the FHLB.
Contractual Obligations
In the ordinary course of our operations, we enter into certain contractual obligations, such as obligations for operating leases and other arrangements with respect to deposit liabilities, FHLB advances and other borrowed funds. We believe that we will be able to meet our contractual obligations as they come due through the maintenance of adequate cash levels. We expect to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity and continued deposit gathering activities. We have in place various borrowing mechanisms for both short-term and long-term liquidity needs.
During the six months ending June 30, 2013, the Company repaid all of our outstanding notes payable, which had an aggregate outstanding principal amount of $15.7 million, and a portion of our subordinated debt having an aggregate principal amount of $4.2 million. Other than these payoffs and normal changes in the ordinary course of business, there have been no significant changes in the types of contractual obligations or amounts due since December 31, 2012.
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
The Bank’s commitments to extend credit and outstanding standby letters of credit were $220.7 million and $1.8 million, respectively, as of June 30, 2013. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. We manage our liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that we will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.

Proposed Acquisition

On July 18, 2013, we entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Collin Bank, a Texas state banking association (“Collin Bank”), pursuant to a newly formed subsidiary of the Company is intended to merge with and into Collin Bank and Collin Bank would continue as the surviving entity. Subsequent to that merger, we would merge Collin Bank into the Bank. Pursuant to the terms of the Merger Agreement, the holders of all of the outstanding shares of Collin Bank common stock would receive consideration equal to approximately $10.00 per share of Collin Bank common stock, which would be payable approximately 65% in cash, and approximately 35% payable in shares of our common stock, although the aggregate number of shares of our common stock issued to the Collin Bank shareholders will not exceed 300,000 shares. Based on the number of shares of Collin Bank stock currently outstanding, the amount of total consideration to be paid by us is currently valued at approximately $29.1 million. The number of shares of our common stock to be issued to the Collin Bank shareholders in the Merger will be determined at the effective time of the Merger, and will be calculated based upon the average of the daily average sale price per share of our common stock on the NASDAQ Global Select Market for the 20 consecutive trading days ending and including the third trading day preceding the closing date of the Merger Agreement. The Merger Agreement sets forth certain adjustments that would occur to the amount of the cash to be paid for the Collin Bank shares in the event the total number of shares of our common stock to be issued would otherwise exceed 300,000 shares. The transaction is subject to certain conditions, including the effectiveness of a Form S-4 Registration Statement we will file with the SEC to register the offer and sale of up to 300,000 shares of common stock in the Merger, the receipt of regulatory approvals, approval of Collin Bank's shareholders, and the satisfaction of other customary closing conditions. The Merger has been approved by our board of directors and the board of directors of Collin Bank. We expect the Merger to be consummated in the fourth quarter of 2013. If the Merger is consummated, our results of operations and financial condition as reflected in our consolidated financial statements and the accompanying notes appearing in this Quarterly Report on Form 10-Q and in other reports we have filed or may file with the SEC prior to the consummation of the Merger may not be indicative of our future results of operations and financial condition for periods and as of dates following the consummation of the Merger.
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
Goodwill and Core Deposit Intangible. The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. Prior to 2012, the evaluation of goodwill impairment was a two-step test. Effective January 1, 2012, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two step impairment test is unnecessary. If the Company concludes otherwise, then it is required to perform the first step of the two step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. The Company performs it impairment test annually as of December 31. There have been no circumstances since December 31, 2012 that would indicate any impairment has occurred, therefore, management does not believe goodwill is impaired as of June 30, 2013.

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
Our interest rate risk model indicated that we were liability sensitive in terms of interest rate sensitivity as of June 30, 2013. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income based on the interest rate risk model as of June 30, 2013:

Hypothetical Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
200	0.2%
100	(0.2)%
(100)	1.7%
These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities re-price in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the three and six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
The Bank is currently subject to the following legal proceedings:
The Bank is subject to a legal proceeding related to the Bank’s foreclosure on May 3, 2011, of real property securing a loan, and involves a title dispute between an adjacent property owner and the former borrower/owner of the foreclosed property. The dispute resulted in Field Street Development I, Ltd, Flct, Ltd, Flla, Ltd, Flsc, Ltd and Flst, Ltd filing a lawsuit in the 219th District Court of Texas on May 20, 2010, against Harold Holigan and Melissa Land Partners, Ltd, and joining the Bank and Holigan Land Development, Ltd. on or about July 21, 2011. The Bank is vigorously defending this action. Further, the Bank has submitted a claim to the title company that issued a title insurance policy with respect to the foreclosed property. The title company is currently paying the Bank's costs of defense. The Bank believes that its potential loss if the plaintiff prevails would be approximately $1.0 million. If the Bank becomes responsible for the payment of any damages or other amounts as a result of this proceeding, the Bank would pursue its claim against the title company for this amount.
The Bank is subject to a legal proceeding related to a lending relationship inherited by the Bank in connection with the acquisition of The Community Group, Inc. and its subsidiary, United Community Bank N.A., or UCB that was consummated effective October 1, 2012. UCB established a $350,000 line of credit for a guarantor to pay for deficiencies arising from loans made to a related borrower. John Ganter, the guarantor, filed a lawsuit on November 21, 2012, in the 298th District Court of Texas alleging fraud by UCB seeking a restraining order to prevent the Bank from realizing on the collateral securing the line of credit and a judgment that the line of credit is unenforceable. The court denied the plaintiff’s request for a temporary injunction, the restraining order lapsed, and the Bank foreclosed on and sold the collateral to satisfy the line of credit. The Bank has filed a counterclaim against the plaintiff for deficiencies on other indebtedness guaranteed by the plaintiff and for payment of legal fees. The Bank is preparing a motion for summary judgment and otherwise continues to defend this lawsuit.

Item 1A. Risk Factors

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10‑Q for the quarter ended March 31, 2013, as well as the information contained in this Quarterly Report and our other reports and registrations statements filed with the SEC. The risk factors below relate to our previously announced acquisition of Collin Bank and are an addition to the risk factors previously disclosed in our Form 10‑Q for the quarter ended March 31, 2013.

Integrating Collin Bank into our operations may be more difficult, costly or time-consuming than we expect.
The Company and Collin Bank have operated and, until the Merger is completed, will continue to operate, independently. Accordingly, it is possible that the process of integrating Collin Bank's operations into the Bank's operations could result in the disruption of operations, the loss of Collin Bank customers and employees, and make it more difficult to achieve the intended benefits of the Merger. Specifically, inconsistencies between the standards, controls, procedures and policies of the Bank and those of Collin Bank could adversely affect our ability to maintain relationships with current customers and employees of Collin Bank if and when the Merger is completed. Further, as with any merger of banking institutions, there also may be business disruptions that may cause us to lose customers or may cause customers to withdraw their deposits from Collin Bank prior to the Merger's consummation and from the Bank thereafter. The realization of the anticipated benefits of the Merger may depend in large part on our ability to integrate Collin Bank's operations into the Bank's operations, and to address differences in business models and cultures. If we are not able to integrate the operations of Collin Bank into the Bank's operations successfully and timely, some or all of the expected benefits of the Merger may not be realized.
We may fail to realize the cost savings anticipated with respect to the Merger.
Although we anticipate that we will realize certain cost savings as to the Collin Bank operations and otherwise from the Merger if and when the Collin Bank operations are fully integrated into the Bank's operations, it is possible that we may not realize all of the cost savings we have estimated we can realize. For example, unanticipated growth in our business may require the Company to continue to operate or maintain some facilities or support functions that are currently expected to be combined or reduced. Our cost savings estimates also depend on our ability to combine the operations of the Bank and Collin Bank in a manner that permits those costs savings to be realized. If our estimates turn out to be inaccurate or we are not able to integrate Collin Bank's operations into the Bank's operations successfully, the anticipated cost savings may not be fully realized, if at all, or may take longer to realize than expected.

The consummation of the Merger with Collin Bank is subject to the satisfaction of various conditions in favor of the respective parties, any one of which may not be satisfied and could give rise to a right of termination.
The consummation of the transactions contemplated by the acquisition agreement is subject to the satisfaction of various conditions in favor of the respective parties, such as the receipt of shareholder and regulatory approvals and the absence of a material adverse change in the condition of Collin Bank or the Company. If a condition to the obligation of a party to consummate the merger is not satisfied, that party will be able to terminate the acquisition agreement and, in such case, the Merger would not be consummated.
Regulatory approvals may not be received, may take longer than expected or impose conditions that are not presently anticipated.
The Federal Reserve must approve, or waive approval of, the Merger and the Federal Deposit Insurance Corporation, or FDIC, and the Texas Department of Banking, or TDB, must approve the Merger and the subsequent merger of Collin Bank with and into the Bank. The Federal Reserve, FDIC and TDB will consider, among other factors, the competitive impact of the Merger and the bank merger, the financial and managerial resources of the Company and Collin Bank and the convenience and needs of the communities to be served. As part of that consideration, the Company expects that the Federal Reserve, FDIC and TDB will review issues related to capital position, safety and soundness, and legal and regulatory compliance, including compliance with anti-money laundering laws. There can be no assurance as to whether these and other regulatory approvals will be received, the timing of those approvals or whether any conditions will be imposed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On April 2, 2013, our registration statement on Form S-1 (File No. 333-186912), which related to our initial public offering, was declared effective by the SEC. Pursuant to that registration statement, we sold an aggregate of 3,680,000 shares of our common stock, $0.01 par value per share, at a price to the public of $26.00 per share. The net proceeds to us of the sale of such shares, after underwriting commissions and offering expenses, were $87.2 million (the “Net Proceeds”). There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on April 3, 2013 pursuant to Rule 424(b). Through August 8, 2013, we had applied a total of $19.1 million of the Net Proceeds to the repayment of two senior notes totaling $11.6 million, subordinated debt totaling $4.0 million and IBG Adriatica debt of $3.5 million.

Item 3. Defaults Upon Senior Securities
Not applicable

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

Exhibit 10.1*
Indemnification Agreements for Directors and Officers dated as of April 8, 2013, which are incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Independent Bank Group, Inc. for the quarter ended March 31, 2013 ad filed with the SEC on May 15, 2013.

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

+
Furnished with this Quarterly Report on Form 10-Q and not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, in accordance with Rule 406T of Regulation S-T.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Independent Bank Group, Inc.

Date: August 8, 2013	By: /s/ David R. Brooks

David R. Brooks
Chairman and Chief Executive Officer

Date: August 8, 2013	By: /s/ Michelle S. Hickox

Michelle S. Hickox
Executive Vice President
Chief Financial Officer