Form 10-Q
period 2013-09-30
Independent Bank Group, Inc.
filed 2013-11-05
CIK 1564618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2013.
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
Common Stock, $0.01 Par Value – 12,076,927 shares as of November 5, 2013.

INDEPENDENT BANK GROUP, INC. AND SUBSIDIARIES
Form 10-Q
Quarter Ended September 30, 2013

**

Independent Bank Group, Inc. and Subsidiaries

Consolidated Balance Sheets
September 30, 2013 and December 31, 2012 (unaudited)
(Dollars in thousands, except share information)

	September 30,	December 31,
Assets	2013	2012

Cash and due from banks	$29,281	$30,920
Federal Reserve Excess Balance Account (EBA)	91,000	71,370
Cash and cash equivalents	120,281	102,290
Certificates of deposit held in other banks	348	7,720
Securities available for sale (amortized cost of $132,757 and $110,777, respectively)	130,987	113,355
Loans held for sale	4,254	9,162
Loans, net of allowance for loan losses of $13,145 and $11,478, respectively	1,542,453	1,358,036
Premises and equipment, net	73,513	70,581
Other real estate owned	8,376	6,819
Adriatica real estate	9,678	9,727
Goodwill	28,742	28,742
Core deposit intangible, net	2,724	3,251
Federal Home Loan Bank (FHLB) of Dallas stock and other restricted stock	8,324	8,165
Bank-owned life insurance (BOLI)	11,164	10,924
Deferred tax asset	2,939	—
Other assets	10,971	11,288
Total assets	$1,954,754	$1,740,060

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$281,452	$259,664
Interest-bearing	1,259,296	1,131,076
Total deposits	1,540,748	1,390,740

FHLB advances	161,507	164,601
Notes payable	—	15,729
Other borrowings	4,460	12,252
Other borrowings, related parties	3,270	8,536
Junior subordinated debentures	18,147	18,147
Other liabilities	8,111	5,545
Total liabilities	1,736,243	1,615,550
Commitments and contingencies
Stockholders’ equity:
Common stock (12,076,927 and 8,278,354 shares outstanding, respectively)	121	83
Additional paid-in capital	209,840	88,791
Retained earnings	9,108	33,290
Treasury stock, at cost (0 and 8,647 shares, respectively)	—	(232)
Accumulated other comprehensive income (loss)	(558)	2,578
Total stockholders’ equity	218,511	124,510
Total liabilities and stockholders’ equity	$1,954,754	$1,740,060
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Income
Three and nine months ended September 30, 2013 and 2012 (unaudited)
(Dollars in thousands, except per share information)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Interest income:
Interest and fees on loans	$21,140	$17,892	$62,347	$49,898
Interest on taxable securities	358	288	999	948
Interest on nontaxable securities	258	205	765	604
Interest on federal funds sold and other	85	69	256	226
Total interest income	21,841	18,454	64,367	51,676
Interest expense:
Interest on deposits	1,717	2,070	5,178	6,371
Interest on FHLB advances	819	609	2,475	1,696
Interest on notes payable and other borrowings	253	492	1,326	1,466
Interest on junior subordinated debentures	137	128	408	381
Total interest expense	2,926	3,299	9,387	9,914
Net interest income	18,915	15,155	54,980	41,762
Provision for loan losses	830	1,013	2,939	2,255
Net interest income after provision for loan losses	18,085	14,142	52,041	39,507
Noninterest income:
Service charges on deposit accounts	1,248	826	3,597	2,473
Mortgage fee income	957	1,108	3,120	2,965
Gain (loss) on sale of other real estate	—	(31)	173	(75)
Gain on sale of branch	—	51	—	51
Loss on sale of securities available for sale	—	—	—	(3)
Gain (loss) on sale of premises and equipment	5	(1)	4	(346)
Increase in cash surrender value of BOLI	80	82	240	245
Other	161	52	475	302
Total noninterest income	2,451	2,087	7,609	5,612
Noninterest expense:
Salaries and employee benefits	7,976	6,653	23,688	18,910
Occupancy	2,117	1,821	6,562	5,315
Data processing	357	292	969	851
FDIC assessment	253	211	241	624
Advertising and public relations	216	183	620	522
Communications	412	342	1,090	985
Net other real estate owned expenses (including taxes)	111	64	368	205
Operations of IBG Adriatica, net	228	213	600	741
Other real estate impairment	12	—	475	56
Core deposit intangible amortization	175	169	527	480
Professional fees	353	304	918	752
Acquisition expense, including legal	474	206	602	811
Other	1,966	1,278	5,297	3,579
Total noninterest expense	14,650	11,736	41,957	33,831

Income before taxes	5,886	4,493	17,693	11,288
Income tax expense	1,927	—	2,172	—
Net income	$3,959	$4,493	$15,521	$11,288
Basic earnings per share	$0.33	$0.57	$1.44	$1.47
Diluted earnings per share	$0.33	$0.57	$1.43	$1.47
Pro Forma:
Income tax expense	n/a	1,447	5,798	3,635
Net income	n/a	$3,046	$11,895	$7,653
Basic earnings per share	n/a	$0.39	$1.10	$1.00
Diluted earnings per share	n/a	$0.39	$1.10	$1.00
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income
Three and nine months ended September 30, 2013 and 2012 (unaudited)
(Dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income	$3,959	$4,493	$15,521	$11,288
Other comprehensive income (loss) before tax:
Net change in unrealized gains on available for sale securities	1,002	664	(4,348)	685
Reclassification adjustment for loss on sale of securities available for sale	—	—	—	3
Other comprehensive income (loss) before tax:	1,002	664	(4,348)	688
Income tax expense (benefit)	351	—	(1,212)	—
Other comprehensive income (loss), net of tax	651	664	(3,136)	688
Comprehensive income	$4,610	$5,157	$12,385	$11,976

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
Nine months ended September 30, 2013 and 2012 (unaudited)
(Dollars in thousands, except for par value and share information)

	Common Stock $.01 Par Value 100 million shares authorized		Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2012	8,278,354	$83	$88,791	$33,290	$(232)	$2,578	$124,510
Net income	—	—	—	15,521	—	—	15,521
Other comprehensive income (loss), net of tax	—	—	—	—	—	(3,136)	(3,136)
Treasury stock retired	(8,647)	—	(232)	—	232	—	—
Common stock issued, net of offering costs	3,680,000	37	86,600	—	—	—	86,637
Reclassification adjustment for change in taxable status	—	—	33,624	(33,624)	—	—	—
Restricted stock granted	127,220	1	(1)	—	—	—	—
Restricted stock vested	—	—	9	—	—	—	9
Stock awards amortized	—	—	1,049	—	—	—	1,049
Dividends ($0.71 per share)	—	—	—	(6,079)	—	—	(6,079)
Balance, September 30, 2013	12,076,927	$121	$209,840	$9,108	$—	$(558)	$218,511

Balance, December 31, 2011	6,852,309	$69	$59,196	$24,594	$(24)	$2,162	$85,997
Net income	—	—	—	11,288	—	—	11,288
Other comprehensive income	—	—	—	—	—	688	688
Stock issued	1,238,156	12	25,138	—	—	—	25,150
Stock awards amortized	—	—	446	—	—	—	446
Treasury stock purchased	—	—	—	—	(208)	—	(208)
Dividends ($0.74 per share)	—	—	—	(5,629)	—	—	(5,629)
Balance, September 30, 2012	8,090,465	$81	$84,780	$30,253	$(232)	$2,850	$117,732

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Nine months ended September 30, 2013 and 2012 (unaudited)
(Dollars in thousands)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$15,521	$11,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,171	2,571
Amortization of core deposit intangibles	527	480
Amortization (accretion) of premium (discount) on securities, net	51	(12)
Stock grants amortized	1,049	446
FHLB stock dividends	(20)	(13)
Loss on sale of securities available for sale	—	3
Net (gain) loss on sale of premises and equipment	(4)	346
Gain on sale of branch	—	(51)
(Gain) loss recognized on other real estate transactions	(173)	75
Impairment of other real estate	475	56
Deferred tax benefit	(1,727)	—
Provision for loan losses	2,939	2,255
Increase in cash surrender value of life insurance	(240)	(245)
Loans originated for sale	(132,897)	(127,931)
Proceeds from sale of loans	137,805	126,230
Net change in other assets	317	(188)
Net change in other liabilities	1,575	732
Net cash provided by operating activities	28,369	16,042
Cash flows from investing activities:
Proceeds from maturities and pay downs of securities available for sale	142,887	43,308
Proceeds from sale of securities available for sale	—	2,078
Purchases of securities available for sale	(163,918)	(49,125)
Proceeds from maturities of certificates held in other banks	7,372	6,667
Net purchases of FHLB stock	(139)	(402)
Net loans originated	(190,128)	(124,072)
Additions to premises and equipment	(6,165)	(10,643)
Proceeds from sale of premises and equipment	66	3,244
Proceeds from sale of other real estate owned	1,047	2,053
Capitalized additions to other real estate	(85)	(476)
Cash received from acquired bank	—	19,993
Cash paid in connection with acquisition	—	(37,000)
Net cash transferred in branch sale	—	(18,550)
Net cash used in investing activities	(209,063)	(162,925)
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	109,341	101,624
Net increase (decrease) in time deposits	40,667	(22,306)
Net change in FHLB advances	(3,094)	25,858
Repayments of notes payable and other borrowings	(28,787)	(3,143)
Proceeds from other borrowings	—	11,680
Proceeds from sale of common stock	86,637	25,150
Treasury stock purchased	—	(208)
Dividends paid	(6,079)	(5,629)
Net cash provided by financing activities	198,685	133,026
Net change in cash and cash equivalents	17,991	(13,857)
Cash and cash equivalents at beginning of period	102,290	56,654
Cash and cash equivalents at end of period	$120,281	$42,797
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
Pro forma statements: Because the Company was not a taxable entity prior to April 1, 2013, pro forma amounts for income tax expense and basic and diluted earnings per share have been presented assuming the Company’s effective tax rate of 32.8% for the nine months ended September 30, 2013 and 32.2% for the three and nine months ended September 30, 2012, as if it had been a C Corporation during those periods. The difference in the statutory rate of 35% and the Company’s effective rate is primarily due to nontaxable income earned on municipal securities and bank owned life insurance. In addition, the pro forma results for the nine months ended September 30, 2013 excludes the initial deferred tax credit as discussed in Note 7.
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

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Basic earnings per share:
Net income	$3,959	$4,493	$15,521	$11,288
Less:
Undistributed earnings allocated to participating securities	68	41	184	112
Dividends paid on participating securities	15	44	119	111
Net income available to common shareholders	$3,876	$4,408	$15,218	$11,065
Weighted-average basic shares outstanding	11,823,655	7,718,276	10,588,554	7,502,758
Basic earnings per share	$0.33	$0.57	$1.44	$1.47
Diluted earnings per share:
Net income available to common shareholders	$3,876	$4,408	$15,218	$11,065
Total weighted-average basic shares outstanding	11,823,655	7,718,276	10,588,554	7,502,758
Add dilutive stock warrants	74,229	23,126	58,874	23,126
Total weighted-average diluted shares outstanding	11,897,884	7,741,402	10,647,428	7,525,884
Diluted earnings per share	$0.33	$0.57	$1.43	$1.47
Pro forma earnings per share:
Pro forma net income	n/a	$3,046	$11,895	$7,653
Less undistributed earnings allocated to participating securities	n/a	14	113	40
Less dividends paid on participating securities	n/a	44	119	111
Pro forma net income available to common shareholders after tax	n/a	$2,988	$11,663	$7,502
Pro forma basic earnings per share	n/a	$0.39	$1.10	$1.00
Pro forma diluted earnings per share	n/a	$0.39	$1.10	$1.00
Anti-dilutive participating securities	151,674	106,941	139,416	102,086

Subsequent events: The Company has evaluated subsequent events through the date of filing these financial statements with the SEC and noted no subsequent events requiring financial statement recognition or disclosure.

Reclassifications: Certain prior period accounts have been reclassified to conform with current year presentation.

Note 2. Statement of Cash Flows
The Company has chosen to report on a net basis its cash receipts and cash payments for time deposits accepted and repayments of those deposits, and loans made to customers and principal collections on those loans. The Company uses the indirect method to present cash flows from operating activities. Other supplemental cash flow information is presented below:

	Nine months ended September 30,
	2013	2012
Cash transactions:
Interest expense paid	$9,270	$9,899
Income taxes paid	$3,100	$—
Noncash transactions:
Transfers of loans to other real estate owned	$2,885	$340
Loans to facilitate the sale of other real estate owned	$113	$20
Writeoff of debt origination costs related to warrants	$223	$—
Security purchased, not yet settled	$1,000	$—
Restricted stock vested	$9	$—

Note 3. Securities Available for Sale
Securities available for sale have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at September 30, 2013 and December 31, 2012, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
September 30, 2013:
U.S. treasuries	$3,497	$24	$—	$3,521
Government agency securities	88,854	197	(644)	88,407
Obligations of state and municipal subdivisions	37,873	477	(1,810)	36,540
Corporate bonds	2,085	—	(41)	2,044
Residential mortgage-backed securities guaranteed by FNMA, GNMA, FHLMC and SBA	448	27	—	475
	$132,757	$725	$(2,495)	$130,987
December 31, 2012:
U.S. treasuries	$3,493	$54	$—	$3,547
Government agency securities	69,636	575	—	70,211
Obligations of state and municipal subdivisions	34,908	2,123	(217)	36,814
Corporate bonds	2,105	23	(25)	2,103
Residential mortgage-backed securities guaranteed by FNMA, GNMA, FHLMC and SBA	635	45	—	680
	$110,777	$2,820	$(242)	$113,355
Securities with a carrying amount of approximately $96,374 and $84,117 at September 30, 2013 and December 31, 2012, respectively, were pledged to secure public fund deposits.

Proceeds from sale of securities available for sale and gross gains and losses for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Proceeds from sale	$—	$—	$—	$2,078
Gross gains	$—	$—	$—	$—
Gross losses	$—	$—	$—	$3
The amortized cost and estimated fair value of securities available for sale at September 30, 2013, by contractual maturity, are shown below. Maturities of pass-through certificates will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2013
	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$6,093	$6,133
Due from one year to five years	58,361	57,966
Due from five to ten years	35,108	35,081
Thereafter	32,747	31,332
	132,309	130,512
Residential mortgage-backed securities guaranteed by FNMA, GNMA, FHLMC and SBA	448	475
	$132,757	$130,987
The number of securities, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2013 and December 31, 2012, are summarized as follows:

		Value Impaired
		Less Than 12 Months		Greater Than 12 Months		Total
Description of Securities	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Securities Available for Sale
September 30, 2013
Government agency securities	29	$45,643	$(644)	$—	$—	$45,643	$(644)
Obligations of state and municipal subdivisions	27	15,460	(1,810)	—	—	15,460	(1,810)
Corporate bonds	2	2,044	(41)	—	—	2,044	(41)
		$63,147	$(2,495)	$—	$—	$63,147	$(2,495)
December 31, 2012
Obligations of state and municipal subdivisions	9	$6,551	$(217)	$—	$—	$6,551	$(217)
Corporate bonds	1	990	(25)	—	—	990	(25)
		$7,541	$(242)	$—	$—	$7,541	$(242)
Unrealized losses are generally due to changes in interest rates. The Company has the intent to hold these securities until maturity or a forecasted recovery and it is more likely than not that the Company will not have to sell the securities before the recovery of their cost basis. As such, the losses are deemed to be temporary.

Note 4. Loans, Net and Allowance for Loan Losses
Loans, net at September 30, 2013 and December 31, 2012, consisted of the following:

	September 30, 2013	December 31, 2012
Commercial	$209,453	$169,882
Real estate:
Commercial	768,427	648,494
Commercial construction, land and land development	95,661	97,329
Residential	331,312	306,187
Single family interim construction	77,493	67,920
Agricultural	31,445	40,127
Consumer	41,747	39,502
Other	60	73
	1,555,598	1,369,514
Allowance for loan losses	(13,145)	(11,478)
	$1,542,453	$1,358,036

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
Most of the Company’s lending activity occurs within the State of Texas, primarily in the north and central Texas regions. The majority of the Company’s portfolio consists of commercial and residential real estate loans. As of September 30, 2013 and December 31, 2012, there were no concentrations of loans related to a single industry in excess of 10% of total loans.
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

The economy and other risk factors are minimized by the Company’s underwriting standards which include the following principles: 1) financial strength of the borrower including strong earnings, high net worth, significant liquidity and acceptable debt to worth ratio, 2) managerial business competence, 3) ability to repay, 4) loan to value, 5) projected cash flow and 6) guarantor financial statements as applicable. Following is a summary of the activity in the allowance for loan losses by loan class for the three and nine months ended September 30, 2013 and 2012:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
Three months ended September 30, 2013
Balance at the beginning of period	$1,970	$7,044	$2,567	$540	$210	$350	$—	$81	$12,762
Provision for loan losses	264	401	(67)	46	(17)	(3)	—	206	830
Charge-offs	(350)	(78)	(21)	—	—	(26)	—	—	(475)
Recoveries	5	13	2	—	—	8	—	—	28
Balance at end of period	$1,889	$7,380	$2,481	$586	$193	$329	$—	$287	$13,145

Nine months ended September 30, 2013
Balance at the beginning of period	$2,377	$4,924	$2,965	$523	$159	$278	$—	$252	$11,478
Provision for loan losses	79	3,068	(405)	63	34	65	—	35	2,939
Charge-offs	(581)	(634)	(87)	—	—	(50)	—	—	(1,352)
Recoveries	14	22	8	—	—	36	—	—	80
Balance at end of period	$1,889	$7,380	$2,481	$586	$193	$329	$—	$287	$13,145

Three months ended September 30, 2012
Balance at the beginning of period	$1,201	$5,772	$1,884	$677	$231	$344	$—	$(215)	$9,894
Provision for loan losses	105	308	(14)	76	(23)	59	—	502	1,013
Charge-offs	(3)	—	(8)	—	—	(23)	—	—	(34)
Recoveries	—	14	1	—	—	13	—	—	28
Balance at end of period	$1,303	$6,094	$1,863	$753	$208	$393	$—	$287	$10,901

Nine months ended September 30, 2012
Balance at the beginning of period	$1,259	$5,051	$1,964	$317	$209	$235	$—	$25	$9,060
Provision for loan losses	125	1,182	77	436	(1)	174	—	262	2,255
Charge-offs	(81)	(203)	(179)	—	—	(61)	—	—	(524)
Recoveries	—	64	1	—	—	45	—	—	110
Balance at end of period	$1,303	$6,094	$1,863	$753	$208	$393	$—	$287	$10,901

The following table details the amount of the allowance for loan losses and recorded investment in loans by class as of September 30, 2013 and December 31, 2012:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
At September 30, 2013
Allowance for losses:
Individually evaluated for impairment	$124	$489	$72	$—	$—	$23	$—	$—	$708
Collectively evaluated for impairment	1,765	6,891	2,409	586	193	306	—	287	12,437
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance	$1,889	$7,380	$2,481	$586	$193	$329	$—	$287	$13,145

Loans:
Individually evaluated for impairment	$627	$8,241	$3,309	$—	$—	$71	$—	$—	$12,248
Collectively evaluated for impairment	207,083	855,305	327,421	77,493	31,445	41,676	60	—	1,540,483
Acquired with deteriorated credit quality	1,743	542	582	—	—	—	—	—	2,867
Ending balance	$209,453	$864,088	$331,312	$77,493	$31,445	$41,747	$60	$—	$1,555,598

At December 31, 2012
Allowance for losses:
Individually evaluated for impairment	$165	$644	$164	$—	$—	$16	$—	$—	$989
Collectively evaluated for impairment	2,212	4,280	2,801	523	159	262	—	252	10,489
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance	$2,377	$4,924	$2,965	$523	$159	$278	$—	$252	$11,478

Loans:
Individually evaluated for impairment	$724	$10,601	$3,376	$—	$—	$105	$—	$—	$14,806
Collectively evaluated for impairment	166,965	732,581	301,259	67,361	40,127	39,397	73	—	1,347,763
Acquired with deteriorated credit quality	2,193	2,641	1,552	559	—	—	—	—	6,945
Ending balance	$169,882	$745,823	$306,187	$67,920	$40,127	$39,502	$73	$—	$1,369,514

Nonperforming loans by loan class at September 30, 2013 and December 31, 2012, are summarized as follows:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
September 30, 2013:
Nonaccrual loans	$189	$827	$1,816	$—	$—	$43	$—	$2,875
Loans past due 90 days and still accruing	—	—	—	—	—	—	—	—
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	114	3,102	571	—	—	1	—	3,788
	$303	$3,929	$2,387	$—	$—	$44	$—	$6,663
December 31, 2012:
Nonaccrual loans	$218	$4,857	$894	$560	$—	$70	$—	$6,599
Loans past due 90 days and still accruing	—	—	—	—	—	2	—	2
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	481	1,778	2,165	—	—	9	—	4,433
	$699	$6,635	$3,059	$560	$—	$81	$—	$11,034
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

Impaired loans by loan class at September 30, 2013 and December 31, 2012, are summarized as follows:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
At September 30, 2013:
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$478	$3,245	$1,324	$—	$—	$45	$—	$5,092
Impaired loans with no allowance for loan losses	149	4,996	1,985	—	—	26	—	7,156
Total	$627	$8,241	$3,309	$—	$—	$71	$—	$12,248
Unpaid principal balance of impaired loans	$627	$8,630	$3,337	$—	$—	$71	$—	$12,665
Allowance for loan losses on impaired loans	$124	$489	$72	$—	$—	$23	$—	$708
At December 31, 2012:
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$644	$5,532	$1,301	$—	$—	$73	$—	$7,550
Impaired loans with no allowance for loan losses	80	5,069	2,075	—	—	32	—	7,256
Total	$724	$10,601	$3,376	$—	$—	$105	$—	$14,806
Unpaid principal balance of impaired loans	$741	$11,140	$3,475	$—	$—	$122	$—	$15,478
Allowance for loan losses on impaired loans	$165	$644	$164	$—	$—	$16	$—	$989
For the three months ended September 30, 2013:
Average recorded investment in impaired loans	$599	$8,095	$3,394	$—	$—	$73	$—	$12,161
Interest income recognized on impaired loans	$4	$112	$34	$—	$—	$1	$—	$151
For the nine months ended September 30, 2013:
Average recorded investment in impaired loans	$687	$8,833	$3,435	$—	$—	$83	$—	$13,038
Interest income recognized on impaired loans	$26	$347	$120	$—	$—	$4	$—	$497
For the three months ended September 30, 2012:
Average recorded investment in impaired loans	$736	$13,396	$3,939	$41	$—	$141	$—	$18,253
Interest income recognized on impaired loans	$15	$277	$108	$4	$—	$3	$—	$407
For the nine months ended September 30, 2012:
Average recorded investment in impaired loans	$784	$13,331	$4,205	$43	$—	$134	$—	$18,497
Interest income recognized on impaired loans	$39	$520	$181	$4	$—	$7	$—	$751
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

A “troubled debt restructured” loan is identified as impaired and measured for credit impairment as of each reporting period in accordance with the guidance in  Accounting Standards Codification (ASC) 310-10-35. The recorded investment in troubled debt restructurings, including those on nonaccrual, was $5,258 and $7,544 as of September 30, 2013 and December 31, 2012.
Following is a summary of loans modified under troubled debt restructurings during the three and nine months ended September 30, 2013 and 2012:
.

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
Troubled debt restructurings during the three months ended September 30, 2013:
Number of contracts	—	1	—	—	—	—	—	1
Pre-restructuring outstanding recorded investment	$—	$640	$—	$—	$—	$—	$—	$640
Post-restructuring outstanding recorded investment	$—	$640	$—	$—	$—	$—	$—	$640

Troubled debt restructurings during the nine months ended September 30, 2013:
Number of contracts	—	2	—	—	—	—	—	2
Pre-restructuring outstanding recorded investment	$—	$1,460	$—	$—	$—	$—	$—	$1,460
Post-restructuring outstanding recorded investment	$—	$1,460	$—	$—	$—	$—	$—	$1,460

Troubled debt restructurings during the three months ended September 30, 2012:
Number of contracts	—	—	2	—	—	—	—	2
Pre-restructuring outstanding recorded investment	$—	$—	$1,825	$—	$—	$—	$—	$1,825
Post-restructuring outstanding recorded investment	$—	$—	$1,825	$—	$—	$—	$—	$1,825

Troubled debt restructurings during the nine months ended September 30, 2012:
Number of contracts	2	1	3	—	—	1	—	7
Pre-restructuring outstanding recorded investment	$351	$101	$1,920	$—	$—	$26	$—	$2,398
Post-restructuring outstanding recorded investment	$351	$101	$1,920	$—	$—	$26	$—	$2,398
At September 30, 2013, there were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the three and nine months ended September 30, 2013. At September 30, 2012, there was one consumer loan totaling $26 that was originated during the previous twelve month period that defaulted during the three and nine months ended September 30, 2012.
Modifications primarily relate to extending the amortization periods of the loans and interest rate concessions. The majority of these loans were identified as impaired prior to restructuring; therefore the modifications did not materially impact the Company’s determination of the allowance for loan loss.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents information regarding the aging of past due loans by loan class as of September 30, 2013 and December 31, 2012:

	Loans 30-89 Days Past Due	Loans 90 or More Past Due	Total Past Due Loans	Current Loans	Total Loans
September 30, 2013
Commercial	$1,202	$184	$1,386	$208,067	$209,453
Commercial real estate, land and land development	2,087	631	2,718	861,370	864,088
Residential real estate	348	1,523	1,871	329,441	331,312
Single-family interim construction	173	—	173	77,320	77,493
Agricultural	8	—	8	31,437	31,445
Consumer	41	26	67	41,680	41,747
Other	—		—	60	60
	$3,859	$2,364	$6,223	$1,549,375	$1,555,598
December 31, 2012
Commercial	$845	$—	$845	$169,037	$169,882
Commercial real estate, land and land development	3,091	62	3,153	742,670	745,823
Residential real estate	1,305	360	1,665	304,522	306,187
Single-family interim construction	—	559	559	67,361	67,920
Agricultural	23	—	23	40,104	40,127
Consumer	110	32	142	39,360	39,502
Other	—	—	—	73	73
	$5,374	$1,013	$6,387	$1,363,127	$1,369,514
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

A summary of loans by credit quality indicator by class as of September 30, 2013 and December 31, 2012, is as follows:

	Pass (Rating 1-4)	Pass/ Watch	OAEM	Substandard	Doubtful	Total
September 30, 2013
Commercial	$199,777	$2,148	$5,734	$1,794	$—	$209,453
Commercial real estate, construction, land and land development	841,665	10,169	4,173	8,081	—	864,088
Residential real estate	321,518	5,623	443	3,728	—	331,312
Single-family interim construction	77,128	365	—	—	—	77,493
Agricultural	31,199	214	—	32	—	31,445
Consumer	41,664	1	15	67	—	41,747
Other	60	—	—	—	—	60
	$1,513,011	$18,520	$10,365	$13,702	$—	$1,555,598
December 31, 2012
Commercial	$165,842	$2,824	$203	$1,013	$—	$169,882
Commercial real estate, construction, land and land development	716,243	11,502	8,804	9,274	—	745,823
Residential real estate	295,870	4,303	867	5,039	108	306,187
Single-family interim construction	67,360	—	—	560	—	67,920
Agricultural	39,936	147	—	44	—	40,127
Consumer	39,315	60	13	114	—	39,502
Other	73	—	—	—	—	73
	$1,324,639	$18,836	$9,887	$16,044	$108	$1,369,514
The Company acquired certain loans which experienced credit deterioration since origination (purchased credit impaired (PCI) loans). Accretion on PCI loans is based on estimated future cash flows, regardless of contractual maturity.
The outstanding balance and related carrying amount of purchased credit impaired loans at September 30, 2013, December 31, 2012, and acquisition date are as follows:

	September 30, 2013	December 31, 2012	Acquisition Date
Outstanding balance	$3,632	$9,178	$10,839
Nonaccretable difference	(765)	(2,232)	(2,590)
Accretable yield	—	(1)	(27)
Carrying amount	$2,867	$6,945	$8,222

At September 30, 2013 and December 31, 2012, there was no allocation established in the allowance for loan losses related to purchased credit impaired loans.

Note 5. Commitments and Contingencies

Financial Instruments with Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of this instrument. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At September 30, 2013 and December 31, 2012, the approximate amounts of these financial instruments were as follows:

	September 30,	December 31,
	2013	2012
Commitments to extend credit	$286,616	$153,932
Standby letters of credit	2,229	2,704
	$288,845	$156,636
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
Letters of credit are written conditional commitments used by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan arrangements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table above. If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of September 30, 2013 and December 31, 2012, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

Litigation
The Company is involved in certain legal actions arising from normal business activities. Management believes that the outcome of such proceedings will not materially affect the financial position, results of operations or cash flows of the Company.

Lease Commitments
The Company leases certain branch facilities and other facilities. Rent expense related to these leases amounted to $168 and $538 for the three and nine months ended September 30, 2013, respectively, and $103 and $267 for the three and nine months ended September 30, 2012, respectively.

Note 6. Notes Payable and Other Borrowings

Notes payable totaled $0 and $15,729 at September 30, 2013 and December 31, 2012, respectively. During April 2013, the Company repaid all of its outstanding notes payable, including two notes payable from Adriatica to an unaffiliated commercial bank and two senior notes payable to another unaffiliated commercial bank. Other borrowings, including those borrowings due to related parties totaled $7,730 and $20,788 at September 30, 2013 and December 31, 2012, respectively. In April 2013, $2,812 subordinated debt issuance from a commercial bank and $1,223 subordinated debt issued to individuals were repaid. In addition, the Company repaid $4,155 and $4,680 of subordinated debt issued to individuals in August and September, 2013, respectively.

Note 7. Income Taxes

Income tax expense was as follows:

	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013
Income tax expense for the period	$1,927	$3,932
Initial recording of deferred tax asset	—	(1,760)
Income tax expense, as reported	$1,927	$2,172
Effective tax rate	32.7%	12.3%

In connection with the initial public offering as discussed in Note 1, the Company terminated its S-Corporation status and became a taxable entity (C Corporation) on April 1, 2013. As such, any periods prior to April 1, 2013 will not reflect income tax expense. The reported income tax expense for the nine months ended September 30, 2013 reflects the initial recording of the deferred tax net asset of $1,760, which is the result of timing differences in the recognition of income/deductions for generally accepted accounting principles (GAAP) and tax purposes. The consolidated statements of income present pro forma results of operations for the current year to date period and for prior year quarter and year to date periods. Without the initial recording of the deferred tax benefit, the effective tax rate would have been 32.8% for the nine months ended September 30, 2013. The difference in the statutory rate of 35% and the Company's effective tax rate is primarily due to nontaxable income earned on municipal securities and bank owned life insurance.

Components of deferred tax assets and liabilities are as follows:

September 30, 2013
Deferred tax assets:
Allowance for loan losses	$4,601
NOL carryforwards from acquisitions	993
Net unrealized loss on available for sale securities	620
Acquired loan fair market value adjustments	748
Restricted stock	918
Bonus accrual	306
Other real estate owned	397
Unearned rent income	59
Nonaccrual loans	67
Other	48
8,757
Deferred tax liabilities:
Premises and equipment	(4,703)
Core deposit intangibles	(953)
Securities	(98)
FHLB stock	(64)
(5,818)
Net deferred tax asset	$2,939

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
The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of September 30, 2013 and December 31, 2012 by level within the ASC Topic 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013
Measured on a recurring basis:
Assets:
Investment securities available for sale:
U.S. treasuries	$3,521	$—	$3,521	$—
Government agency securities	88,407	—	88,407	—
Obligations of state and municipal subdivisions	36,540	—	36,540	—
Corporate bonds	2,044	—	2,044	—
Residential mortgage backed securities guaranteed by FNMA, GNMA, FHLMC and SBA	475	—	475	—
Liabilities:
Contingent consideration	—	—	—	—
December 31, 2012
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
Contingent consideration, related to the acquisition of Town Center Bank in 2010, is reported at fair value using Level 3 inputs. The contingent consideration is remeasured on a recurring basis based on the expected present value of cash flows to be paid to the shareholders of the acquired institution using a market discount rate. In August 2013, the Company paid the final contingent payment of $287.
The following table presents the activity in the contingent consideration for the nine months ended September 30, 2013 and 2012:

	Nine months ended September 30,
	2013	2012
Balance, beginning of period	$290	$821
Settlements	(287)	(393)
Change in estimated payments to be made	(3)	(2)
Balance, end of period	$—	$426
In accordance with ASC Topic 820, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at September 30, 2013 and December 31, 2012, for which a nonrecurring change in fair value has been recorded:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Period Ended Total Losses
September 30, 2013
Measured on a nonrecurring basis:
Assets:
Impaired loans	$1,111	$—	$—	$1,111	$282
Other real estate	2,768	—	—	2,768	475

December 31, 2012
Measured on a nonrecurring basis:
Assets:
Impaired loans	$5,146	$—	$—	$5,146	$187
Other real estate	748	—	—	748	94

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

For Level 3 financial and nonfinancial assets and liabilities measured at fair value at September 30, 2013, the significant unobservable inputs used in the fair value measurements are as follows:

Assets/Liabilities	Fair Value	Valuation Technique	Unobservable Input(s)	Weighted Average
Impaired loans	$1,111	Collateral method	Adjustments for selling costs	8%
Other real estate	2,768	Collateral method	Adjustments for selling costs	8%

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

The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instruments were as follows at September 30, 2013 and December 31, 2012:

			Fair Value Measurements at Reporting Date Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2013
Financial assets:
Cash and cash equivalents	$120,281	$120,281	$120,281	$—	$—
Certificates of deposit held in other banks	348	348	—	348	—
Securities available for sale	130,987	130,987	—	130,987	—
Loans held for sale	4,254	4,254	—	4,254	—
Loans, net	1,542,453	1,559,313	—	1,554,929	4,384
FHLB of Dallas stock and other restricted stock	8,324	8,324	—	8,324	—
Accrued interest receivable	4,595	4,595	—	4,595	—
Financial liabilities:
Deposits	1,540,748	1,542,753	—	1,542,753	—
Accrued interest payable	879	879	—	879	—
FHLB advances	161,507	163,768	—	163,768	—
Other borrowings	7,730	7,983	—	7,983	—
Junior subordinated debentures	18,147	18,111	—	18,111	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2012
Financial assets:
Cash and cash equivalents	$102,290	$102,290	$102,290	$—	$—
Certificates of deposit held in other banks	7,720	7,720	—	7,720	—
Securities available for sale	113,355	113,355	—	113,355	—
Loans held for sale	9,162	9,162	—	9,162	—
Loans, net	1,358,036	1,399,938	—	1,393,377	6,561
FHLB of Dallas stock and other restricted stock	8,165	8,165	—	8,165	—
Accrued interest receivable	4,647	4,647	—	4,647	—
Financial liabilities:
Deposits	1,390,740	1,399,373	—	1,399,373	—
Accrued interest payable	985	985	—	985	—
FHLB advances	164,601	170,239	—	170,239	—
Notes payable	15,729	15,729	—	15,729	—
Other borrowings	20,788	20,970	—	20,970	—
Junior subordinated debentures	18,147	18,114	—	18,114	—
Contingent consideration	290	290	—	—	290
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

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
The following table summarizes the activity in nonvested shares for the nine months ended September 30, 2013 and 2012:

	Number of Shares	Weighted Average Grant Date Price
Nonvested shares, December 31, 2012	208,608	$17.07
Granted during the period	119,540	28.68
Vested during the period	(22,716)	14.30
Nonvested shares, September 30, 2013	305,432	$22.16

Nonvested shares, December 31, 2011	180,025	$15.64
Granted during the period	36,960	20.31
Vested during the period	(29,977)	14.76
Nonvested shares, September 30, 2012	187,008	$16.70
Compensation expense related to these awards was $455 and $1,049 for the three and nine months ended September 30, 2013, respectively and $156 and $446 for the three and nine months ended September 30, 2012, respectively. Compensation expense is recorded in salaries and employee benefits in the accompanying consolidated statements of income. At September 30, 2013, future compensation expense is estimated to be $4,147 and will be recognized over a remaining weighted average period of 2.64 years.
The fair value of common stock awards that vested during the nine months ended September 30, 2013 and 2012 was $641 and $609, respectively.
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2013 and December 31, 2012, the Company and the Bank meet all capital adequacy requirements to which they are subject.
As of September 30, 2013 and December 31, 2012, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Bank must maintain minimum total risk based, Tier I risk based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.
The actual capital amounts and ratios of the Company and Bank as of September 30, 2013 and December 31, 2012, are presented in the following table:

	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2013
Total capital to risk weighted assets:
Consolidated	$225,078	15.05%	$119,627	8.00%	N/A	N/A
Bank	185,911	12.53	118,684	8.00	$148,355	10.00%
Tier I capital to risk weighted assets:
Consolidated	205,203	13.72	59,814	4.00	N/A	N/A
Bank	172,766	11.65	59,342	4.00	89,013	6.00%
Tier I capital to average assets:
Consolidated	205,203	10.74	76,456	4.00	N/A	N/A
Bank	172,766	9.10	75,963	4.00	94,954	5.00%

December 31, 2012
Total capital to risk weighted assets:
Consolidated	$137,553	10.51%	$104,693	8.00%	N/A	N/A
Bank	143,646	11.07	103,790	8.00	$129,738	10.00%
Tier I capital to risk weighted assets:
Consolidated	107,539	8.22	52,346	4.00	N/A	N/A
Bank	132,168	10.19	51,895	4.00	77,843	6.00%
Tier I capital to average assets:
Consolidated	107,539	6.45	66,722	4.00	N/A	N/A
Bank	132,168	7.99	66,162	4.00	82,702	5.00%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
This Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s financial condition and results of operation as reflected in the interim consolidated financial statements and accompanying notes appearing in this Quarterly Report on Form 10-Q. This section should be read in conjunction with the Company’s interim consolidated financial statements and accompanying notes included elsewhere in this report and with the consolidated financial statements for the year ended December 31, 2012 and accompanying notes and other detailed information appearing in the Company’s registration statement on Form S-1 (File No. 333-186912) filed with the SEC.

The Company was organized as a bank holding company in 2002. On January 1, 2009, we merged with Independent Bank Group Central Texas, Inc., and, since that time, we have pursued a strategy to create long-term shareholder value through organic growth of our community banking franchise in our market areas and through selective acquisitions of complementary banking institutions with operations in our market areas. On April 8, 2013, the Company consummated the initial public offering of its common stock for trading on the NASDAQ Global Market. As of September 30, 2013, the Company operated 29 full service banking locations; with 21 located in the Dallas/North Texas region and 8 located in the Austin/Central Texas region. The Company’s headquarters are located at 1600 Redbud, Suite 400, McKinney, Texas 75069 and its telephone number is (972) 562-9004. The Company’s website address is www.independent-bank.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.
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
Certain Events Affect Year-over-Year Comparability
Acquisitions. The comparability of our consolidated results of operations for the periods ended September 30, 2013 and September 30, 2012 is affected by the two acquisitions we completed in 2012.   We acquired I Bank Holding Company (IBank) and its bank subsidiary, on April 1, 2012, and its results of operations were first included in our consolidated financial statements in the second quarter of 2012. As a result, the comparability of our consolidated results of operations for the nine-month periods ended September 30, 2013 and 2012 are affected by that acquisition. We acquired The Community Group (CGI) and its bank subsidiary on October 1, 2012, and its results of operations were first included in our consolidated results of operations in the fourth quarter of 2012. As a result, the comparability of our consolidated results of operations for the three-month and the nine-month periods ended September 30, 2013 and 2012 are affected by that acquisition.

Our Initial Public Offering. We consummated the initial public offering of our common stock during the nine months ended September 30, 2013. The period-over-period comparability of certain aspects of our results of operations and the changes in our financial condition from December 31, 2012 to September 30, 2013 are affected by the issuance of 3,680,000 shares of our common stock issued in that offering and our receipt of the net proceeds of the sale of those shares of our common stock. In particular, the period-over-period comparability of our earnings per share is affected by such issuance of the shares in our initial public offering.
S Corporation Status. From our formation in 2002 through March 31, 2013, we  elected to be taxed for federal income tax purposes as a “Subchapter S corporation” under the provisions of Section 1361 through 1379 of the Internal Revenue Code. As a result, our net income was not  subject to, and we did not pay, U.S. federal income taxes and we were not required to make any provision or recognize any liability for federal income tax in our financial statements for the periods ending on or prior to March 31, 2013. We terminated our status as a “Subchapter S” corporation in connection with our initial public offering as of April 1, 2013. Starting April 1, 2013, we became subject to corporate federal income tax and our net income for each subsequent fiscal year and each subsequent interim period will reflect a provision for federal income taxes. As a result of that change in our status under the federal income tax laws, the net income and earnings per share data presented in our historical financial statements set forth elsewhere in this report, which do not include any provision for federal income taxes, are not comparable with our net income and earnings per share in periods in which we are taxed as a C corporation, which will be calculated by including a provision for federal income taxes. Although we were not subject to corporate federal income tax prior to April 1, 2013, we made periodic cash distributions to our shareholders in amounts estimated to be necessary for them to pay their estimated personal U.S. federal income tax liabilities related to the items of our income, gain, deductions and losses allocated to each of our shareholders.  The aggregate amount of such cash distributions has equaled 35% of our taxable income for the related period.  Our historical cash flows and financial condition have been affected by such cash distributions.
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of the change in tax rates resulting from being a C corporation will be recognized in income in the quarter in which such change takes place. On April 1, 2013, the Company recorded an initial net deferred tax asset of $1.8 million to recognize the difference between the financial statement carrying amounts of assets and liabilities and their respective tax bases as of the date that the Company became a taxable corporate entity.
Discussion and Analysis of Results of Operations for the Three and Nine Months Ended September 30, 2013 and September 30, 2012

The following discussion and analysis of our results of operations compares our results of operations for the three months ended September 30, 2013 with the three months ended September 30, 2012 and our results of operations for the nine months ended September 30, 2013 with our results of operations for the nine months ended September 30, 2012. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results of operations that may be expected for all of the year ending December 31, 2013, in part because our results of operations for the three months ended March 31, 2013 that are included in our results of operations for the nine months ended September 30, 2013 do not include any provision for federal income taxes as do our results of operations for periods after March 31, 2013 and as will our results of operations for the remaining three months of the year ending December 31, 2013.
Results of Operations
Net income was $4.0 million ($0.33 per common share on a diluted basis) for the three months ended September 30, 2013 compared with $4.5 million ($0.57 per common share on a diluted basis) for the three months ended September 30 , 2012, in which three months we did not have any federal income tax expense. Pro forma after tax income for the three months ended September 30, 2012 was $3.0 million ($0.39 per common share on a diluted basis). The Company posted returns on average common equity of 7.30% and 15.96%, returns on average assets of 0.81% and 1.20% and efficiency ratios of 68.6% and 68.1% for the three-month periods ended September 30, 2013 and 2012, respectively. The efficiency ratio is calculated by dividing total noninterest expense (which does not include the provision for loan losses) by net interest income plus noninterest income.

For the nine months ended September 30, 2013, net income was $15.5 million ($1.43 per common share on a diluted basis) compared with $11.3 million ($1.47 per common share on a diluted basis) for the nine months ended September 30, 2012. Pro forma after tax income for the nine months ended September 30, 2013 was $11.9 million ($1.10 per common share on a diluted basis) compared to $7.7 million ($1.00 per common share on a diluted basis) for the nine months ended September 30, 2012. The Company posted returns on average common equity of 10.85% and 14.62%, returns on average assets of 1.12% and 1.06% and efficiency ratios of 67.0% and 71.4% for the nine months ended September 30, 2013 and 2012, respectively.

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
We earned net interest income of $18.9 million for the three months ended September 30, 2013, an increase of $3.7 million, or 24.8%, from $15.2 million for the three months ended September 30, 2012. This increase is primarily attributable to the $444 million, or 33.0%, increase in average interest-earning assets from $1.3 billion for the three months ended September 30, 2012 to $1.8 billion for the three months ended September 30, 2013 and a 31 basis point decrease in interest expense on interest bearing liabilities from the comparable prior year period. This increase occurred even though yields on interest-earnings assets for the three months ended September 30, 2013 decreased 61 basis points from the comparable period in 2012, primarily as the result of a 43 basis point decline in loan yields. The increase in average interest-earning assets is due to acquisition growth in the last quarter of 2012 as well as organic growth sustained in the first nine months of 2013 primarily related to the addition of experienced lending teams. The decrease in both the loan yields and the cost of funds of deposits is due to continued low rates and competition in the market.
Our net interest margin for the three months ended September 30, 2013 was 4.20% compared to 4.49% for the three months ended September 30, 2012. Our interest rate spread was 4.05% for the three months ended September 30, 2013 compared to 4.35% for the three months ended September 30, 2012. The decrease in the interest rate spread and the net interest margin was due to a combination of factors, including the weighted-average rate on average interest-earning assets declining by 61 basis points from 5.46% for the three months ended September 30, 2012 to 4.85% for the three months ended September 30, 2013. This decrease is primarily due to a 43 basis point decrease in loan yields and an increased balance in the federal reserve interest bearing account due to IPO proceeds that were not yet deployed.
Net interest income was $55.0 million for the nine months ended September 30, 2013, an increase of $13.2 million, or 31.7%, from $41.8 million for the same period in 2012. This increase is due primarily to a $432 million increase, or 34.1%, in average interest earning assets to $1.7 billion for the nine months ended September 30, 2013 compared to $1.3 billion for the nine months ended September 30, 2012.  In addition, discount accretion on acquired loans of $1.3 million and $98 thousand is included in net interest income for the nine months ended September 30 2013 and 2012, respectively. The significant increase in acquired loan accretion was primarily related to the unexpected payoff of four loans. The net interest margin for the nine months ended September 30, 2013 decreased 8 basis points to 4.33% compared to 4.41% for the comparable period in 2012. The average yield on interest earning assets decreased 38 basis points from 5.45% to 5.07%. The effect of this decrease was offset by a decrease in the average rate paid on interest bearing liabilities of 29 basis points from 1.18% to 0.89%. The average yield on interest earning assets would have been 4.96% for the nine months ended September 30, 2013 compared to 5.44% for the nine months ended September 30, 2012 without the effect of the discount accretion on acquired loans.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and nine months ended September 30, 2013 and 2012. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances.

	For The Three Months Ended September 30,
	2013			2012
	Average Outstanding Balance (2)	Interest	Yield/ Rate (1)	Average Outstanding Balance (2)	Interest	Yield/ Rate (1)
(dollars in thousands)
Interest-earning assets:
Loans	$1,535,460	$21,140	5.46%	$1,208,578	$17,892	5.89%
Taxable securities	91,075	358	1.56	74,339	288	1.54
Nontaxable securities	29,926	258	3.42	23,490	205	3.47
Federal funds sold and other	131,422	85	0.26	37,415	69	0.73
Total interest-earning assets	1,787,883	$21,841	4.85	1,343,822	$18,454	5.46
Noninterest-earning assets	154,981			143,603
Total assets	$1,942,864			$1,487,425
Interest-bearing liabilities:
Checking accounts	$754,835	$952	0.50	$597,287	$1,143	0.76
Savings accounts	113,321	94	0.33	111,719	172	0.61
Money market accounts	56,161	39	0.28	34,527	32	0.37
Certificates of deposit	332,405	632	0.75	277,489	723	1.04
Total deposits	1,256,722	1,717	0.54	1,021,022	2,070	0.81
FHLB advances	162,009	819	2.01	105,720	609	2.29
Notes payable and other borrowings	13,819	253	7.26	42,523	492	4.60
Junior subordinated debentures	18,147	137	3.00	14,538	128	3.50
Total interest-bearing liabilities	1,450,697	2,926	0.80	1,183,803	3,299	1.11
Noninterest-bearing checking accounts	266,334			185,038
Noninterest-bearing liabilities	10,652			6,557
Stockholders’ equity	215,181			112,027
Total liabilities and equity	$1,942,864			$1,487,425
Net interest income		$18,915			$15,155
Interest rate spread			4.05%			4.35%
Net interest margin (3)			4.20			4.49
Average interest earning assets to interest bearing liabilities			123.24			113.52

(1)	Yields and rates for the three-month periods are annualized.

(2)	Average loan balances include nonaccrual loans.

(3)
Net interest margins for the periods presented represent: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.

	For The Nine Months Ended September 30,
	2013			2012
	Average Outstanding Balance (2)	Interest	Yield/ Rate (1)	Average Outstanding Balance (2)	Interest	Yield/ Rate (1)
(dollars in thousands)
Interest-earning assets:
Loans	$1,467,960	$62,347	5.68%	$1,118,586	$49,898	5.96%
Taxable securities	84,975	999	1.57	70,655	948	1.79
Nontaxable securities	31,464	765	3.25	22,800	604	3.54
Federal funds sold and other	113,906	256	0.30	54,060	226	0.56
Total interest-earning assets	1,698,305	$64,367	5.07	1,266,101	$51,676	5.45
Noninterest-earning assets	154,770			151,207
Total assets	$1,853,075			$1,417,308
Interest-bearing liabilities:
Checking accounts	$723,561	$2,861	0.53	$552,889	$3,423	0.83
Savings accounts	113,424	279	0.33	108,304	575	0.71
Money market accounts	50,125	103	0.27	32,600	95	0.39
Certificates of deposit	319,001	1,935	0.81	278,842	2,278	1.09
Total deposits	1,206,111	5,178	0.57	972,635	6,371	0.87
FHLB advances	163,702	2,475	2.02	96,688	1,696	2.34
Notes payable and other borrowings	20,826	1,326	8.51	40,824	1,466	4.80
Junior subordinated debentures	18,147	408	3.01	14,538	381	3.50
Total interest-bearing liabilities	1,408,786	9,387	0.89	1,124,685	9,914	1.18
Noninterest-bearing checking accounts	247,330			181,793
Noninterest-bearing liabilities	5,634			7,720
Stockholders’ equity	191,325			103,110
Total liabilities and equity	$1,853,075			$1,417,308
Net interest income		$54,980			$41,762
Interest rate spread			4.18%			4.27%
Net interest margin (3)			4.33			4.41
Average interest earning assets to interest bearing liabilities			120.55			112.57

(1)	Yields and rates for the nine-month periods are annualized.

(2)	Average loan balances include nonaccrual loans.

(3)
Net interest margins for the periods presented represent: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.

Provision for Loan Losses
Management actively monitors the Company’s asset quality and provides specific loss provisions when necessary. Provisions for loan losses are charged to expense to bring the total allowance for loan losses to a level deemed appropriate by management based on such factors as historical loss experience, trends in classified loans and past dues, the volume and growth in the loan portfolio, current economic conditions and the value of collateral.
Loans are charged off against the allowance for loan losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the provision for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the determination.
The Company made a $830 thousand provision for loan losses for the three months ended September 30, 2013 and a $1.0 million provision for the three months ended September 30, 2012. The decrease reflects continued excellent asset quality and lower loan growth as compared to the same quarter in the prior year. Provision expense for the nine months ended September 30, 2013 was $2.9 million compared to $2.3 million for the comparable period in 2012. The increase for the current nine month period over the same period in the prior year was to properly reserve for the growth in our loan portfolio. Net charge-offs were $447 thousand for the three months ended September 30, 2013 compared to $6 thousand for the three months ended September 30, 2012. The increase is due primarily to the chargeoff of a $350 commercial loan during September 2013. Net charge-offs were $1,272 thousand for the nine months ended September 30, 2013 compared to $414 thousand for the nine months ended September 30, 2012. The increase in net charge-offs from the previous period was primarily related to the chargeoff in September discussed above and one large commercial real estate loan that was foreclosed during the period and charged down by $516 thousand prior to being transferred to other real estate.
Noninterest Income
The following table sets forth the major components of noninterest income for the three and nine months ended September 30, 2013 and 2012 and the period-over-period variations in such categories of noninterest income:

	For the Three Months Ended September 30,		Variance	For the Nine Months Ended September 30,		Variance
	2013	2012	2013 v. 2012	2013	2012	2013 v. 2012
(dollars in thousands)
Noninterest Income
Service charges on deposit accounts	$1,248	$826	$422	$3,597	$2,473	$1,124
Mortgage fee income	957	1,108	(151)	3,120	2,965	155
Gain (loss) on sale of other real estate	—	(31)	31	173	(75)	248
Gain on sale of branch	—	51	(51)	—	51	(51)
Loss on sale of securities available for sale	—	—	—	—	(3)	3
Gain (loss) on sale of premises and equipment	5	(1)	6	4	(346)	350
Increase in cash surrender value of bank owned life insurance	80	82	(2)	240	245	(5)
Other noninterest income	161	52	109	475	302	173
Total noninterest income	$2,451	$2,087	$364	$7,609	$5,612	$1,997
Total noninterest income increased $364 thousand, or 17.4% and $2.0 million, or 35.6% for the three and nine months ended September 30, 2013, respectively compared to the same periods in 2012. Changes in the components of noninterest income are discussed below:
Service charges. Service charges on deposit accounts for the three and nine months ended September 30, 2013 increased $422 thousand, or 51.1%, and $1.1 million, or 45.5%, compared to the comparable periods in 2012. The increase in each period primarily relates to ATM service fees which have previously been reported net of related expense and commencing in 2013 are being reported on a gross basis with offsetting expense being reported in noninterest expense, which expense is $258 and $856 thousand for the three and nine months ended September 30, 2013, respectively. In 2012, ATM fees were settled on a net basis.

Mortgage fee income. Mortgage fee income for the three months ended September 30, 2013 decreased $151 thousand, or 13.6%, compared to the same period in 2012, while income for the nine-month period ended September 30, 2013 increased $155 thousand, or 5.2%, compared to the same nine-month period in 2012. The overall increase for the year to date periods is due to an increase in mortgage loan origination, although the activity in the third quarter of 2013 was lower than the same period in 2012 and the first six months of 2013 due to the increased interest rates during the quarter.
Gain (loss) on sale of other real estate. Other real estate gain of $173 thousand for the nine-month period ended September 30, 2013 is related to several sales of property including two sales of Adriatica property. In the comparable period in 2012, there was a loss of $75 thousand as a result of fewer transactions at the Bank and no sales of Adriatica property.
Loss on sale of premises and equipment. Loss on sale of premises and equipment decreased $350 thousand for the nine months ended September 30, 2013 from the comparable period in 2012 because the Company did not have any significant sales of premises and equipment in the current year period while it recognized a loss on the sale of the corporate aircraft in June 2012.
Other noninterest income. Other noninterest income increased $109 thousand, or 209.6% and $173 thousand, or 57.3%, for the three and nine months ended September 30, 2013, respectively, compared to the comparable periods in 2012. The increase is due to income received from increased non-bank usage of the Company airplane.

Noninterest Expense
The following table sets forth the major components of noninterest expense for the three and nine months ended September 30, 2013 and 2012 and the period-over-period variations in such categories of noninterest expense:

	For the Three Months Ended September 30,		Variance	For the Nine Months Ended September 30,		Variance
	2013	2012	2013 v. 2012	2013	2012	2013 v. 2012
(dollars in thousands)
Noninterest Expense
Salaries and employee benefits	$7,976	$6,653	$1,323	$23,688	$18,910	$4,778
Occupancy	2,117	1,821	296	6,562	5,315	1,247
Data processing	357	292	65	969	851	118
FDIC assessment	253	211	42	241	624	(383)
Advertising and public relations	216	183	33	620	522	98
Communications	412	342	70	1,090	985	105
Other real estate owned expense, net	111	64	47	368	205	163
IBG Adriatica expenses, net	228	213	15	600	741	(141)
Other real estate impairment	12	—	12	475	56	419
Core deposit intangible amortization	175	169	6	527	480	47
Professional fees	353	304	49	918	752	166
Acquisition expense, including legal	474	206	268	602	811	(209)
Other	1,966	1,278	688	5,297	3,579	1,718
Total noninterest expense	$14,650	$11,736	$2,914	$41,957	$33,831	$8,126
Noninterest expense increased $2.9 million, or 24.8% and $8.1 million, or 24.0%, for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. The overall increase in each period from 2012 to 2013 is primarily due to increases in salaries and benefits expenses, occupancy expenses, and other noninterest expenses related to the two acquisitions completed in 2012.
Salaries and employee benefits. Salaries and employee benefits expense, which historically has been the largest component of our noninterest expense, increased $1.3 million, or 19.9% and $4.8 million, or 25.3% for the three and nine months ended September 30, 2013 compared to the same periods in 2012. The increase for each period was primarily attributable to an increase in the number of our full-time equivalent employees, which resulted from the two acquisitions we completed in 2012, as well as the addition of lending teams in our high growth markets during the second half of 2012 and third quarter 2013.

Also contributing to the increase these periods is compensation expense relating to the issuance of 111,420 shares of restricted stock under the 2013 Equity Incentive Plan in connection with the recently completed initial public offering.
Occupancy expense. Occupancy expense increased $296 thousand, or 16.3% and $1.2 million, or 23.5% for the three and nine months ended September 30, 2013 compared to the same periods in 2012. The increase for each period resulted from higher maintenance contract expense, building lease expenses and property taxes, attributable primarily to the two acquisitions completed in 2012, and the establishment of our Dallas location in June 2012 and our new Austin building in May 2013.
FDIC assessment. FDIC assessment decreased $383 thousand for the nine months ended September 30, 2013 compared to the same period in 2012. The decrease is due to a non-recurring refund of $504 thousand of the Company's prepaid assessment during the second quarter of 2013. The change in FDIC assessment for the three months ended September 30, 2013 from the comparable three-month period in 2012 was an increase of $42 thousand, or 19.9% and is due to increased deposit levels for those time periods.
Other real estate impairment. Other real estate impairment totaling $12 and $475 thousand was recognized during the three and nine months ended September 30, 2013 compared to $0 and $56 thousand for the comparable periods in 2012. Approximately $225 thousand of the expense for the nine months ended September 30, 2013 was related to an ORE property located in the Austin, Texas area that was in negotiation to sell at a lower amount than the recorded book value. The remaining increase in the impairment for that period was recorded on two properties located in Frisco, Texas for which we had obtained updated appraisals. The impairment recognized in 2012 was related to the same Austin area property.
Acquisition expense. Acquisition expense increased $268 thousand, or 130.1% for the three months ended September 30, 2013 compared to the same period in 2012, while total acquisition expenses for the nine month period ended September 30, 2013 decreased $209 thousand, or 25.8% over the same period in 2012. The increase in the three months ended 2013 over the same period in 2012 is due to increased due diligence costs and professional fees relating to the two proposed acquisitions, which were announced by the Company in the third quarter of 2013. Acquisition expenses for the nine months ended September 30, 2012 is higher than the comparable period in 2013 primarily due to timing of the completed acquisitions in 2012, one in April 2012 and the other in October 2012. Both of the proposed acquisitions in the current year are expected to close in the fourth quarter of 2013 and therefore, the Company expects additional acquisition costs will be incurred in the fourth quarter of 2013.
Other. Other expense increased by $688 thousand, or 53.8% and $1.7 million, or 48.0% for the three and nine months ended September 30, 2013, respectively, compared to the comparable periods in 2012.  The majority of the increase in each period relates to ATM exchange fees which had settled on a net basis prior to 2013 and were recorded in noninterest income.  ATM expense was $258 thousand and $856 thousand for the three and nine months ended September 30, 2013, respectively. In addition, general operating expenses were higher in 2013 due to acquisitions completed in April and October 2012.
Income Tax Expense
As a result of our prior status as an S Corporation as discussed above, we had no federal tax expense for the quarters ended on or prior to March 31, 2013. The Company was not subject to income tax expense until April 1, 2013, the date which the Company became a taxable entity. For the three months ended September 30, 2013, income tax expense was $1.9 million, which is an effective tax rate of 32.7%. We have determined that had we been taxed as a C corporation and paid federal income taxes in the periods ended prior to April 1, 2013, our federal tax rates would have been 32.8% for the nine months ended September 30, 2013 and 32.2% for the three and nine months ended September 30, 2012. Included in the nine months ended September 30, 2013 is the initial deferred tax asset recorded on April 1, 2013 that resulted in a credit to income tax expense of $1.8 million. This resulted in reported income tax expense of $2.2 million for the nine months ended September 30, 2013. At September 30, 2013, the total recorded deferred tax asset totaled $2.9 million, of which $620 thousand relates to the unrealized loss on investment securities.
For the three months ended September 30, 2013, income tax expense was $1.9 million. On a pro forma basis, our federal income tax expense would have been $5.8 million for the nine months ended September 30, 2013, and $1.4 million and $3.6 million for the three and nine months ended September 30, 2012, resulting in pro forma net income, after federal taxes, for those periods of $11.9 million, $3.0 million, and $7.7 million, respectively.

Discussion and Analysis of Financial Condition
Loan Portfolio
The following table presents the balance and associated percentage of each major category in our loan portfolio as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013		December 31, 2012
Commercial	$209,453	13.4%	$169,882	12.3%
Real estate:
Commercial	768,427	49.3	648,494	47.0
Commercial construction, land and land development	95,661	6.1	97,329	7.1
Residential (1)	335,566	21.5	315,349	22.9
Single family interim construction	77,493	5.0	67,920	4.9
Agricultural	31,445	2.0	40,127	2.9
Consumer	41,747	2.7	39,502	2.9
Other	60	—	73	—
	1,559,852	100.0%	1,378,676	100.0%
Allowance for loan losses	(13,145)		(11,478)
	$1,546,707		$1,367,198

(1)	Includes mortgage loans held for sale as of September 30, 2013 and December 31, 2012 of $4.3 million and $9.2 million, respectively.

Our loan portfolio is the largest category of our earning assets. As of September 30, 2013 and December 31, 2012, loans, net of allowance for loan losses, totaled $1.547 billion and $1.367 billion, respectively, which is an increase of 13.1%. The growth in the loan portfolio from December 31, 2012 to September 30, 2013 is primarily due to an increase in commercial and commercial real estate loan activity as a result of new lending teams, including experienced energy lenders, added during the second half of 2012.
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

	September 30, 2013	December 31, 2012
(dollars in thousands)
Nonaccrual loans
Commercial	$189	$218
Real estate:
Commercial real estate, construction, land and land development	827	4,857
Residential real estate	1,816	894
Single-family interim construction	—	560
Consumer	43	70
Total nonaccrual loans	2,875	6,599
Loans delinquent 90 days or more and still accruing
Real estate:
Residential real estate	—	—
Consumer	—	2
Total loans delinquent 90 days or more and still accruing	—	2
Troubled debt restructurings, not included in nonaccrual loans
Commercial	114	481
Real estate:
Commercial real estate, construction, land and land development	3,102	1,778
Residential real estate	571	2,165
Consumer	1	9
Total troubled debt restructurings, not included in nonaccrual loans	3,788	4,433
Total nonperforming loans	6,663	11,034
Other real estate owned (Bank only):
Commercial real estate, construction, land and land development	8,092	6,166
Residential real estate	284	653
Total other real estate owned	8,376	6,819
Adriatica real estate owned	9,678	9,727
Total nonperforming assets	$24,717	$27,580
Ratio of nonperforming loans to total loans	0.43%	0.81%
Ratio of nonperforming assets to total assets	1.26%	1.59%

Nonaccrual loans decreased from $6.6 million as of December 31, 2012 to $2.9 million as of September 30, 2013. This decrease primarily resulted from the payoff of a $1.8 million loan that was on nonaccrual at December 31, 2012 and a foreclosure that resulted in the transfer of a $2.3 million nonaccrual loan to other real estate. That transfer also resulted in the increase in other real estate from December 31, 2012 to September 30, 2013.

As of September 30, 2013, we had a total of 55 loans with an aggregate principal balance of $8.6 million that were not currently nonaccrual loans, 90 days past due loans or troubled debt restructurings, but where we had information about possible credit problems of the borrowers that caused our management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that could result in those loans becoming nonaccrual loans, 90 days past due loans or troubled debt restructurings in the future.
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
Allowance for Loan Losses. The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. Our allowance for loan losses represents our estimate of probable and reasonably estimable loan losses inherent in loans held for investment as of the respective balance sheet date. Our methodology for assessing the adequacy of the allowance for loan losses includes a general allowance for performing loans, which are grouped based on similar characteristics, and a specific allowance for individual impaired loans. Actual credit losses or recoveries are charged or credited directly to the allowance. As of September 30, 2013, the allowance for loan losses amounted to $13.1 million or 0.85% of total loans, compared with $11.5 million, or 0.84% of total loans at December 31, 2012.
The allowance for loan losses to nonperforming loans has increased from 104.02% at December 31, 2012 to 197.28% at September 30, 2013 due to the decrease in nonperforming loans from $11.0 million at December 31, 2012 to $6.7 million at September 30, 2013. The decrease in nonperforming loans was primarily due to the removal of the two same nonaccrual loans totaling $4.1 million that were discussed above. Although the allowance for loan losses to nonperforming loans has increased significantly, we do not expect to decrease our allowance as a percentage of total loans.  The allowance is primarily related to loans evaluated collectively and will continue to increase as our loan portfolio grows.
Securities Available for Sale
Our investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit risk. The types and maturities of securities purchased are primarily based on our current and projected liquidity and interest rate sensitivity positions.
The Company had no gain or loss on sales of securities in the three and nine months ended September 30, 2013 or in the three months ended September 30, 2012. The Company recognized a nominal loss on sale of securities during the nine months ended September 30, 2012.
Securities represented 6.7% and 6.5% of our total assets at September 30, 2013 and December 31, 2012, respectively.
Management evaluates securities for other-than-temporary impairment (OTTI) on at least a quarterly basis and more frequently when economic of market conditions warrant such an evaluation. Management does not intend to sell any debt securities it holds and believes the Company more likely than not will not be required to sell any debt securities it holds before their anticipated recovery, at which time the Company will receive full value for the securities. Management has the ability and intent to hold the securities classified as available for sale that were in a loss position as of September 30, 2013 for a period of time sufficient for an entire recovery of the cost basis of the securities. For those securities that are impaired, the unrealized losses are largely due to interest rate changes. The fair value is expected to recover as the securities approach their maturity date. Management believes any impairment in the Company’s securities at September 30, 2013 is temporary and no impairment has been realized in the Company’s consolidated financial statements.
Capital Resources and Regulatory Capital Requirements
Total stockholder’s equity was $218.5 million at September 30, 2013 compared with $124.5 million at December 31, 2012, an increase of approximately $94 million. The increase was due primarily to the sale of 3,680,000 shares of common stock in connection with the Company's initial public offering, resulting in net proceeds of $86.6 million, stock awards amortization of $1.0 million and net income of $15.5 million earned by the Company for the nine months ended September 30, 2013, offset by dividends paid of $6.1 million, and a decrease in unrealized gain (loss) on available for sale securities of $3.1 million.

Banking regulators measure capital adequacy by means of the risk-based capital ratio and leverage ratio.  The risk based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories ranging from 0% to 100%.  Regulatory capital is then divided by risk weighted assets to determine the risk adjusted capital ratios.  The leverage ratio is computed by dividing shareholders’ equity less intangible assets by quarter-to-date average assets less intangible assets. As of September 30, 2013, we exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	September 30, 2013
	Actual	Required to be considered well capitalized	Required to be considered adequately capitalized
	Ratio	Ratio	Ratio
Tier 1 capital to average assets ratio	10.74%	5.00%	4.00-5.00%
Tier 1 capital to risk-weighted assets ratio	13.72%	6.00%	4.00-6.00%
Total capital to risk-weighted assets ratio	15.05%	10.00%	8.00-10.00%
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
In addition to the liquidity provided by the sources described above, the Bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of September 30, 2013, the Bank had established federal funds lines of credit with an unaffiliated bank totaling $40 million with no amounts advanced against those lines at that time. Based on the values of stock, securities, and loans pledged as collateral, as of September 30, 2013, we had $266 million of additional borrowing capacity with the FHLB.
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
During the nine months ended September 30, 2013, the Company repaid all of our outstanding notes payable, which had an aggregate outstanding principal amount of $15.7 million, and a portion of our subordinated debt having an aggregate principal amount of $13.1 million. Other than these payoffs and normal changes in the ordinary course of business, there have been no significant changes in the types of contractual obligations or amounts due since December 31, 2012.

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
The Bank’s commitments to extend credit and outstanding standby letters of credit were $286.6 million and $2.2 million, respectively, as of September 30, 2013. The increase in total off-balance sheet arrangements since December 31, 2012 was primarily due to increased commitment activity in the energy lending segment of the portfolio. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. We manage our liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that we will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.

Pending Acquisitions

On July 18, 2013, we entered into an Agreement and Plan of Reorganization (the “Collin Merger Agreement”) with Collin Bank, a Texas state banking association (“Collin Bank”), pursuant to which a newly formed subsidiary of the Company would merge with and into Collin Bank and Collin Bank would continue as the surviving entity (the "Collin Merger"). Subsequent to that merger, we would merge Collin Bank into the Bank. Pursuant to the terms of the Collin Merger Agreement, the holders of all of the outstanding shares of Collin Bank common stock would receive consideration equal to approximately $10.00 per share of Collin Bank common stock, which would be payable approximately 65% in cash, and approximately 35% payable in shares of our common stock, although the aggregate number of shares of our common stock issued to the Collin Bank shareholders will not exceed 300,000 shares. Based on the number of shares of Collin Bank stock currently outstanding, the amount of total consideration to be paid by us is currently valued at approximately $29.1 million. The number of shares of our common stock to be issued to the Collin Bank shareholders in the Merger will be determined in connection with the closing of the Merger, and will be calculated based upon the average of the daily average sale price per share of our common stock on the NASDAQ Global Select Market for the 20 consecutive trading days ending and including the third trading day preceding the closing date of the Collin Merger Agreement. The Collin Merger Agreement sets forth certain adjustments that would occur to the amount of the cash to be paid for the Collin Bank shares in the event the total number of shares of our common stock to be issued would otherwise exceed 300,000 shares. The transaction is subject to certain conditions, including the receipt of regulatory approvals, approval of Collin Bank's shareholders, and the satisfaction of other customary closing conditions. The Collin Merger has been approved by our board of directors and the board of directors of Collin Bank.

On August 22, 2013, we entered into an Agreement and Plan of Reorganization (the “Live Oak Merger Agreement”) with Live Oak Financial Corp., a Texas corporation (“Live Oak”), pursuant to which IBGCO Acquisition Corporation, a proposed Texas corporation and wholly owned subsidiary of the Company (“Newco”), would merge with and into Live Oak and Live Oak would continue as the surviving entity (the “Live Oak Merger”). Subsequent to the Live Oak Merger, the Company would affect the merger of Live Oak with and into the Company and the merger of Live Oak State Bank, a Texas state banking association and wholly owned subsidiary of Live Oak, with and into the Bank, with the Bank continuing as the surviving bank. Under the terms of the Live Oak Merger Agreement, the Company will pay aggregate cash consideration of $10 million and issue approximately 292,646 shares of Company common stock, resulting in an aggregate value of approximately $20 million.

The number of shares of Company common stock can be adjusted up or down if the volume weighted average price of the Company common stock during the twenty trading days prior to closing is 10% more or 10% less than $34.18 per share, such that the maximum value of the Company common stock at closing would be approximately $11 million and the minimum value of the the Company common stock would be approximately $9 million. The aggregate cash consideration can also be adjusted downward if the tangible book value of Live Oak is less than $13 million at closing. The Live Oak Merger is subject to certain conditions, including the receipt of regulatory approvals, approval of Live Oak’s shareholders, and the satisfaction of other customary closing conditions. The Live Oak Merger has been approved by the Boards of Directors of the Company and Live Oak.

We expect both mergers to be consummated in the fourth quarter of 2013. If the mergers are consummated, our results of operations and financial condition as reflected in our consolidated financial statements and the accompanying notes appearing in this Quarterly Report on Form 10-Q and in other reports we have filed or may file with the SEC prior to the consummation of the mergers may not be indicative of our future results of operations and financial condition for periods and as of dates following the consummation of the mergers.

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
Goodwill and Core Deposit Intangible. The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. Prior to 2012, the evaluation of goodwill impairment was a two-step test. Effective January 1, 2012, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two step impairment test is unnecessary. If the Company concludes otherwise, then it is required to perform the first step of the two step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. The Company performs it impairment test annually as of December 31. There have been no circumstances since December 31, 2012 that would indicate any impairment has occurred, therefore, management does not believe goodwill is impaired as of September 30, 2013.

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
Our interest rate risk model indicated that we were liability sensitive in terms of interest rate sensitivity as of September 30, 2013. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income based on the interest rate risk model as of September 30, 2013:

Hypothetical Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
200	(0.5)%
100	(0.6)%
(100)	1.9%
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
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the three and nine months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10‑Q for the quarters ended March 31, 2013 and June 30, 2013, as well as the information contained in this Quarterly Report and our other reports and registrations statements filed with the SEC. The risk factors below relate to our previously announced acquisition of Live Oak Financial Corp. and its wholly owned subsidiary, Live Oak State Bank ("Live Oak Bank") and are an addition to the risk factors previously disclosed in our Form 10‑Q for the quarters ended March 31, 2013 and June 30, 2013.

Integrating Live Oak Bank into our operations may be more difficult, costly or time-consuming than we expect.
The Company and Live Oak Bank have operated and, until the Live Oak Merger is completed, will continue to operate, independently. Accordingly, it is possible that the process of integrating Live Oak Bank's operations into the Bank's operations could result in the disruption of operations, the loss of Live Oak Bank customers and employees, and make it more difficult to achieve the intended benefits of the Live Oak Merger. Specifically, inconsistencies between the standards, controls, procedures and policies of the Bank and those of Live Oak Bank could adversely affect our ability to maintain relationships with current customers and employees of Live Oak Bank if and when the Live Oak Merger is completed. Further, as with any merger of banking institutions, there also may be business disruptions that may cause us to lose customers or may cause customers to withdraw their deposits from Live Oak Bank prior to the Live Oak Merger's consummation and from the Bank thereafter. The realization of the anticipated benefits of the Live Oak Merger may depend in large part on our ability to integrate Live Oak Bank's operations into the Bank's operations, and to address differences in business models and cultures. Moreover, the combined effect of integrating the acquisition of Collin Bank and Live Oak Bank, both of which are expected to be completed in the fourth quarter of 2013 with most of the integration activities expected to occur in the first quarter of 2014, may stretch the Company’s management and could result in the Company experiencing operational difficulties in such integrations. If we are not able to integrate the operations of Live Oak Bank into the Bank's operations successfully and timely, some or all of the expected benefits of the Live Oak Merger may not be realized.
We may fail to realize the cost savings anticipated with respect to the Live Oak Merger.
Although we anticipate that we will realize certain cost savings as to the Live Oak Bank operations and otherwise from the Live Oak Merger if and when the Live Oak Bank operations are fully integrated into the Bank's operations, it is possible that we may not realize all of the cost savings we have estimated we can realize. For example, unanticipated growth in our business may require the Company to continue to operate or maintain some facilities or support functions that are currently expected to be combined or reduced. Our cost savings estimates also depend on our ability to combine the operations of the Bank and Live Oak Bank in a manner that permits those costs savings to be realized. If our estimates turn out to be inaccurate or we are not able to integrate Live Oak Bank's operations into the Bank's operations successfully, the anticipated cost savings may not be fully realized, if at all, or may take longer to realize than expected.
The consummation of the Live Oak Merger is subject to the satisfaction of various conditions in favor of the respective parties, any one of which may not be satisfied and could give rise to a right of termination.
The consummation of the transactions contemplated by the Live Oak Merger Agreement is subject to the satisfaction of various conditions in favor of the respective parties, such as the receipt of shareholder and regulatory approvals and the absence of a material adverse change in the condition of Live Oak Bank or the Company. If a condition to the obligation of a party to consummate the Live Oak Merger is not satisfied, that party will be able to terminate the acquisition agreement and, in such case, the Live Oak Merger would not be consummated.
Regulatory approvals may not be received, may take longer than expected or impose conditions that are not presently anticipated.
The Federal Reserve must approve, or waive approval of, the Live Oak Merger and the Federal Deposit Insurance Corporation, or FDIC, and the Texas Department of Banking, or TDB, must approve the Live Oak Merger and the subsequent merger of Live Oak Bank with and into the Bank. The Federal Reserve, FDIC and TDB will consider, among other factors, the competitive impact of the Live Oak Merger and the bank merger, the financial and managerial resources of the Company and Live Oak Bank and the convenience and needs of the communities to be served. As part of that consideration, the Company expects that the Federal Reserve, FDIC and TDB will review issues related to capital position, safety and soundness, and legal and regulatory compliance, including compliance with anti-money laundering laws. There can be no assurance as to whether these and other regulatory approvals will be received, the timing of those approvals or whether any conditions will be imposed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On April 2, 2013, our registration statement on Form S-1 (File No. 333-186912), which related to our initial public offering, was declared effective by the SEC. Pursuant to that registration statement, we sold an aggregate of 3,680,000 shares of our common stock, $0.01 par value per share, at a price to the public of $26.00 per share. The net proceeds to us of the sale of such shares, after underwriting commissions and offering expenses, were $87.2 million (the “Net Proceeds”). There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on April 3, 2013 pursuant to Rule 424(b). Through November 5, 2013, we have applied a total of $28 million of the Net Proceeds to the repayment of two senior notes totaling $11.6 million, subordinated debt totaling $12.9 million and IBG Adriatica debt of $3.5 million.

Item 3. Defaults Upon Senior Securities
Not applicable

Item 4. Mine Safety Disclosures
None

Item 5. Other Information
None

Item 6. Exhibits
The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit 2.1
Agreement and Plan of Reorganization by and between Independent Bank Group, Inc. and Collin Bank dated as of July 18, 2013 which is incorporated by reference to Exhibit Number 2.1 to Registration Statement on Form S-4 of Independent Bank Group, Inc. filed with the SEC on August 30, 2013.

Exhibit 2.2
Agreement and Plan of Reorganization by and between Independent Bank Group, Inc. and Live Oak Financial Corp. dated as of August 22, 2013 which is incorporated by reference to Exhibit Number 2.1 to Registration Statement on Form S-4 of Independent Bank Group, Inc. filed on October 10, 2013.

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

Independent Bank Group, Inc.

Date: November 5, 2013	By: /s/ David R. Brooks

David R. Brooks
Chairman and Chief Executive Officer

Date: November 5, 2013	By: /s/ Michelle S. Hickox

Michelle S. Hickox
Executive Vice President
Chief Financial Officer