Form 10-K
period 2013-12-31
Independent Bank Group, Inc.
filed 2014-03-27
CIK 1564618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For The Fiscal Year Ended December 31, 2013.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to                    .
Commission file number 001-35854
Independent Bank Group, Inc.
(Exact name of registrant as specified in its charter)

Texas	13-4219346
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 Redbud Boulevard, Suite 400 McKinney, Texas	75069-3257
(Address of principal executive offices)	(Zip Code)
(972) 562-9004
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	NASDAQ Stock Market, Inc., Global Select Market System

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non-affiliates based on the closing price of the common stock on the NASDAQ Global Market on June 30, 2013 was approximately $366,775,000 .
At March 25, 2014, the Company had outstanding 12,592,935 shares of common stock, par value $.01 per share.
Documents Incorporated By Reference:
Portions of the Company’s Proxy Statement relating to the 2014 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2013, are incorporated by reference into Part III, Items 10 - 14 of this Annual Report on Form 10-K.

INDEPENDENT BANK GROUP, INC. AND SUBSIDIARIES
Annual Report on Form 10-K
December 31, 2013

PART I

ITEM 1. BUSINESS
Company. Independent Bank Group, a Texas corporation (the “Company”), is a Texas registered bank holding company headquartered in McKinney, Texas, which is located in the northern portion of the Dallas-Fort Worth metropolitan area. Through the Company’s wholly owned subsidiary, Independent Bank, a Texas state chartered bank, the Company provides a wide range of relationship-driven commercial banking products and services tailored to meet the needs of businesses, professionals and individuals. The Company operates 30 banking offices in 26 communities in two market regions centered in the Dallas-Fort Worth metropolitan area and in the greater Austin area. As of December 31, 2013, the Company had consolidated total assets of approximately $2.2 billion, total loans of approximately $1.7 billion, total deposits of approximately $1.7 billion and total stockholders’ equity of approximately $234 million.
History. While the origins of Independent Bank go back almost 100 years, the Company began its modern history in 1988 when an investor group led by David Brooks, the Company’s Chairman and Chief Executive Officer, and Vincent Viola, the Company’s largest shareholder, acquired a small bank in a community north of Dallas. The Company was organized as a Texas corporation on September 20, 2002. The Company acquired 100% of the stock of Independent Bank on December 31, 2002. From its first acquisition, the Company has expanded in the Dallas and Austin areas by growing organically and making strategic acquisitions. Effective January 1, 2009, the Company merged Independent Bank Group Central Texas (a separate, but affiliated bank holding company operating in Central Texas) into the Company, forming the foundation of the Company’s current franchise.
The Company’s primary function is and will be to own all of the stock of Independent Bank. Independent Bank is a locally managed community bank that seeks to provide personal attention and professional assistance to its customer base, which consists principally of small to medium sized businesses, professionals and individuals. Independent Bank’s philosophy includes offering direct access to its officers and personnel, providing friendly, informed and courteous service, local and timely decision making, flexible and reasonable operating procedures, and consistently applied credit policies.

Initial Public Offering. The Company consummated the underwritten initial public offering of its common stock in April 2013, where it sold an aggregate of 3,680,000 shares of its common stock and received approximately $86.6 million net proceeds from the sale of the shares in the offering. The Company’s common stock was initially traded on the NASDAQ Global Market, but effective January 2, 2014, the Company’s stock began trading on the NASDAQ Global Select Market.
Strategy
The Company operates based upon the following core strategies, which the Company designed to enhance shareholder value by growing strategically while preserving asset quality, improving efficiency and increasing profitability:
Grow Organically. The Company focuses on continued organic growth through the Company’s existing footprint and business lines. The Dallas/North Texas and Austin/Central Texas market regions in which the Company currently operates provide abundant opportunities to grow the Company’s customer base and expand the Company’s current market share. The Company plans to follow the Company’s community-focused, relationship-driven customer strategy to increase loans and deposits through the Company’s existing locations. Additionally, the Company intends to add teams of experienced bankers to grow in the Company’s current markets and expand into new markets. Preserving the safety and soundness of the Company’s loan portfolio is a fundamental element of the Company’s organic growth strategy. The Company has a strong and conservative credit culture, which allows the Company to maintain the Company’s asset quality as the Company grows.
Grow Through Acquisitions. The Company plans to continue to take advantage of opportunities to acquire other banking franchises both within and outside the Company’s current footprint. Since mid-2010, the Company has completed six acquisitions that the Company believes have enhanced shareholder value and the Company’s market presence. The following table summarizes each of the six acquisitions completed since 2010:

Acquired Institution/Market	Date of Acquisition	Fair Value of Total Assets Acquired
		(dollars in thousands)
Town Center Bank Dallas/North Texas	July 31, 2010	$37,451
Farmersville Bancshares, Inc. Dallas/North Texas	September 30, 2010	$99,420
I Bank Holding Company, Inc. Austin/Central Texas	April 1, 2012	$172,587
The Community Group, Inc. Dallas/North Texas	October 1, 2012	$110,967
Collin Bank Dallas/North Texas	November 30, 2013	$167,795*
Live Oak Financial Corp. Dallas/North Texas	January 1, 2014	$130,935*

*	Estimated pending receipt of final third party valuations.

Recent Acquisitions
Collin Bank. On November 30, 2013, the Company completed the acquisition of Collin Bank, Plano, Texas, a Texas state chartered bank with total assets of $168 million, total loans of $73 million and total deposits of $111 million as of the acquisition date. Collin Bank was a full service commercial bank with one office located on the Dallas North Tollway in Plano. Under the terms of the definitive agreement, the Company paid $18.4 million in cash and issued 247,731 shares of the Company common stock, resulting in an aggregate transaction value of $30.3 million.
Live Oak Financial. On August 22, 2013, the Company entered into a definitive agreement to acquire Live Oak Financial Corp. and its subsidiary, Live Oak State Bank, Dallas, Texas, a Texas state chartered bank. The Company completed this acquisition on January 1, 2014. Live Oak State Bank was a full service commercial bank with one office located in the Swiss Avenue/Lakewood area east of downtown Dallas, Texas. Live Oak had total assets of $131 million, total loans of $71 million and total deposits of $105 million as of the effective date of the transaction. Under the terms of the agreement, the Company paid aggregate cash consideration of $10 million and issued 235,594 registered shares of the Company common stock, resulting in an aggregate transaction value of approximately $21.7 million.
Pending Acquisition of BOH Holdings, Inc.
On November 21, 2013, the Company entered into a definitive agreement to acquire BOH Holdings, Inc., (BOH Holdings), and its subsidiary, Bank of Houston, Houston, Texas, a Texas state chartered bank. Pursuant to an Agreement and Plan of Reorganization, or the reorganization agreement, dated as of November 21, 2013, by and between the Company and BOH Holdings, BOH Holdings would be merged with and into the Company, with the Company continuing as the surviving company, such merger being referred to as the “BOH Holdings acquisition.” At the effective time of the BOH Holdings acquisition, BOH Holdings would cease to exist. Immediately following the BOH Holdings acquisition, Bank of Houston would be merged with and into Independent Bank, with Independent Bank being the surviving bank. After the bank merger occurs, Bank of Houston would cease to exist and the existing locations of Bank of Houston would become banking centers of Independent Bank. The Company expects to complete the BOH Holdings acquisition in the second quarter of 2014, although delays could occur. Under the terms of the BOH Holdings acquisition, the Company would acquire all of the outstanding shares of BOH Holdings common stock and outstanding securities convertible into BOH Holdings common in exchange for the Company’s issuance of 3,616,060 shares of its common stock and $34 million in cash, subject to downward adjustment, as set forth in the reorganization agreement.
Future Opportunities
The Company believes there will continue to be numerous small to mid-sized banking organizations available for acquisition in the Company’s existing market regions and in attractive new markets in Texas, as a result of scale and operational challenges, regulatory pressure, management succession issues or shareholder liquidity needs. There are approximately 500 banks in Texas with total assets of less than $1 billion, which affords the Company future opportunities to make acquisitions that the Company believes would strengthen the Company’s business and increase franchise value over the long term. The Company plans to explore additional opportunities in the Houston (other than BOH Holdings) and San Antonio metropolitan areas, as well as in attractive sub-markets within the Company’s current market regions, including opportunities in Tarrant County in the Dallas/North Texas region. Factors considered by the Company to evaluate expansion opportunities include a) similar management and operating philosophy, b) accretive to earnings and increase shareholder value, c) ability to improve efficiency, d) strategic expansion of Company footprint and e) enhance market presence in existing markets.
Improve Efficiency and Increase Profitability
The Company employs a systematic and calculated approach to increasing the Company’s profitability and improving the Company’s efficiencies. The Company has updated the Company’s operating capabilities and created synergies within the Company in the areas of technology, data processing, finance, compliance and human resources. The Company believes that the Company’s scalable infrastructure provides the Company with an efficient operating platform from which to grow in the near term without incurring significant incremental noninterest expenses, which will enhance the Company’s returns.
Independent’s Community Banking Services
The Independent Way. Nearly a century after the Company’s beginning, the Company’s dedication to serving the needs of individuals and businesses in the Company’s communities remains stronger than ever. The Company strives to provide the Company’s customers with innovative financial products and services, local decision making and a level of service and responsiveness that is second to none. The Company’s innovative and independent spirit is balanced by adherence to fundamental banking principles that have enabled the Company to remain strong, sound and financially secure even during challenging economic times. The Company is also steeped in a tradition of civic pride as evidenced by the investment of the Company’s time, energies and financial resources in many local organizations to improve and benefit the Company’s communities.
Lending Strategy and Types of Loans. Through Independent Bank, the Company offers a broad range of commercial and retail lending products to businesses, professionals and individuals. Commercial lending products include owner-occupied commercial real estate loans, interim construction loans, commercial loans (such as SBA guaranteed loans, business term loans, equipment financing and lines of credit) to a diversified mix of small and midsized businesses, and loans to professionals, particularly medical practices. Retail lending products include residential first and second mortgage loans, and consumer installment loans such as loans to purchase cars, boats and other recreational vehicles.
The Company’s strategy is to maintain a broadly diversified loan portfolio by type and location. The Company’s loans are primarily real estate secured loans spread among a variety of types of borrowers, including owner occupied offices for small businesses, medical practices and offices, retail operations and multi-family properties. The Company’s loans are diversified geographically throughout the Company’s Dallas/North Texas region (approximately 59%) and the Company’s Austin/Central Texas region (approximately 41%). The Company seeks to be the premier provider of lending products and services in the Company’s market areas and to serve the credit needs of high quality businesses and individual borrowers in the communities the Company serves.
The Company markets its lending products and services to qualified lending customers through the Company’s high touch personal service, and seek to attract new lending customers through competitive pricing and innovative structures. The Company targets its business development and marketing strategy primarily on businesses with between $500,000 and $25 million in annual revenue. The Company’s lending officers actively solicit the business of companies entering the Company’s market areas as well as long-standing businesses operating in the communities the Company serves. As a general practice, the Company originates substantially all of the Company’s loans and the Company limits the amount of participations the Company purchases to loans originated by lead banks with which the Company has a close relationship and which share the Company’s credit philosophies.
The following is a discussion of the Company’s major types of lending:
Commercial Real Estate Loans. The Company is primarily a real estate secured lender. The Company originates real estate loans to finance commercial property that is owner-occupied as well as commercial property owned by real estate investors. The total amount of owner-occupied commercial real estate loans outstanding as of December 31, 2013, was $359.4 million, or 20.8%, of the Company’s loan portfolio. The total amount of commercial real estate loans outstanding as of December 31, 2013, excluding owner-occupied properties, was $484.0 million, or 28.0%, of the Company’s loan portfolio. The real estate securing the Company’s existing commercial real estate loans includes a wide variety of property types, such as owner-occupied offices/warehouses/production facilities, office buildings, health care facilities, hotels, mixed-use residential/commercial, retail centers, multifamily properties, restaurants, churches and assisted living facilities.
Commercial real estate loans are often larger and involve greater risks than other types of lending. Adverse developments affecting commercial real estate values in the Company’s market area could increase the credit risk associated with these loans, impair the value of property pledged as collateral for these loans, and affect the Company’s ability to sell the collateral upon foreclosure without a loss. Due to the larger average size of commercial real estate loans, the Company faces the risk that losses incurred on a small number of commercial real estate loans could have a material adverse impact on the Company’s financial condition and results of operations. In addition, commercial real estate loans have the risk that repayment is subject to the ongoing business operations of the borrower.
Commercial Construction, Land and Land Development Loans. The Company’s construction portfolio includes loans to small and midsized businesses to construct owner-user properties, and, to a much lesser extent, loans to developers of commercial real estate investment properties and residential developments. These loans are typically disbursed as construction progresses and carry interest rates that vary with the prime rate. As of December 31, 2013, the outstanding balance of the Company’s construction loans was $130.3 million, or 7.5%, of the Company’s total loan portfolio.
Construction and development loans typically involve more risk than other types of lending products because repayment of these loans is dependent, in part, on the success of the ultimate project or, to a lesser extent, the ability of the borrower to refinance the loan or sell the property upon completion of the project, rather than the ability of the borrower or guarantor to repay principal and interest. Moreover, these loans are typically based on future estimates of value and economic circumstances, which may differ from actual results or be affected by unforeseen events. If the actual circumstances differ from the estimates made at the time of approval of these loans, the Company faces the risk of having inadequate security for the repayment of the loan. Further, if the Company forecloses on the loan, the Company may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while the Company attempts to dispose of it.
Residential Real Estate Loans. The Company offers first and second mortgage loans to the Company’s individual customers primarily for the purchase of primary and secondary residences. As of December 31, 2013, the outstanding balance of one-to-four family real estate secured loans, including home equity loans, represented $342.0 million, or 19.8%, of the Company’s total loan portfolio. Residential real estate loans held for sale of $3.4 million as of December 31, 2013, are also included in this category.
Like the Company’s commercial real estate loans, the Company’s residential real estate loans are secured by real estate, the value of which may fluctuate significantly over a short period of time as a result of market conditions in the area in which the real estate is located. Adverse developments affecting real estate values in the Company’s market areas could therefore increase the credit risk associated with these loans, impair the value of property pledged as collateral on loans and affect the Company’s ability to sell the collateral upon foreclosure without a loss or additional losses.
Single-Family Interim Construction Loans. The Company makes single-family interim construction loans to home builders and individuals to fund the construction of single family residences with the understanding that such loans will be repaid from the proceeds of the sale of the homes by builders or, in the case of individuals building their own homes, with the proceeds of a permanent mortgage loan. Such loans are secured by the real property being built and are made based on the Company’s assessment of the value of the property on an as-completed basis. As of December 31, 2013, the outstanding balance of the Company’s single-family interim construction loans was $83.1 million, or 4.8%, of the Company’s total loan portfolio.
Like the Company’s commercial and residential real estate loans, the Company’s single-family interim construction loans are secured by real estate, the value of which may fluctuate significantly over a short period of time as a result of market conditions in the area in which the real estate is located. Adverse developments affecting real estate values in the Company’s market areas could therefore increase the credit risk associated with these loans, impair the value of property pledged as collateral on loans, and affect the Company’s ability to sell the collateral upon foreclosure without a loss or additional losses. Further, like the Company’s commercial construction and land development loans, the repayment of single-family interim construction loans is dependent upon the ability of the borrower to obtain a permanent loan or to sell the property rather than on the borrower’s ability to repay the loans.
Commercial Loans. The Company originates commercial loans to small businesses and professionals, in particular, medical practices, located in the Company’s market areas. These loans are primarily term loans to purchase capital equipment and small loans for working capital and operational purposes. Because the Company is a community bank with long standing close ties to the businesses and professionals operating in the Company’s market areas, the Company is able to tailor the Company’s commercial loan programs to meet the needs of the Company’s customers. As of December 31, 2013, the Company had outstanding commercial loans of $241.2 million, or 14.0%, of the Company’s total loan portfolio.
Like the Company’s commercial real estate loans, commercial loans have the risk that repayment is subject to the ongoing business operations of the borrower. Any interruption or discontinuance of operating cash flows from the business, which may be influenced by events not under the control of the borrower such as economic events and changes in governmental regulations, could materially affect the ability of the borrower to repay the loan.
Further, commercial loans are often secured by personal property, such as inventory, and intangible property, such as accounts receivable, which if the business is unsuccessful, typically have values insufficient to satisfy the loan without a loss.
To further diversify the Company’s portfolio in October, 2012, the Company hired an experienced energy lending team, which operates as part of the Company’s downtown Dallas location. Energy loans are primarily collateralized by proven reserves. As of December 31, 2013, the Company had outstanding energy loans of $68.3 million.
Agricultural Loans. The Company’s agricultural loan portfolio primarily includes loans secured by real property used for agricultural purposes. The Company provides loans for the acquisition of farm and ranch land, as well as the construction of buildings upon agricultural real estate. On a more limited basis, the Company offers agricultural equipment financing and crop production loans which are secured by crops, equipment, and crop insurance. The total amount of agricultural loans outstanding at December 31, 2013, was $40.6 million, or 2.3%, of the Company’s total loan portfolio.
Like the Company’s other types of real estate loans, the Company’s agricultural loans are secured primarily by real estate, the value of which may fluctuate significantly over a short period of time as a result of market conditions in the area in which the real estate is located. Adverse developments affecting real estate values in the Company’s market areas could therefore increase the credit risk associated with these loans, impair the value of the property pledged as collateral, and affect the Company’s ability to sell the collateral upon foreclosure without a loss. Further, agricultural loans carry additional risk because repayment of this type of loan is dependent, in part, on continuing successful agricultural operations, which can be adversely affected by weather, market conditions and governmental agricultural policies, all of which are beyond control of the borrower. If the agricultural operation is unsuccessful, agricultural loans secured by livestock, crops or equipment are at even greater risk because this type of collateral typically has values insufficient to satisfy the loan without a loss.
Consumer Loans. The Company offers a variety of consumer loans, such as installment loans to purchase cars, boats and other recreational vehicles. The Company’s consumer loans typically are part of an overall customer relationship designed to support the individual consumer borrowing needs of the Company’s commercial loan and deposit customers. As of December 31, 2013, the Company had outstanding $45.8 million of consumer loans, or 2.7% of the Company’s total loan portfolio. Consumer loans typically have shorter terms, lower balances, higher yields and higher risks of default than residential real estate mortgage loans. Consumer loan collections are dependent on the borrower’s continuing financial stability and are therefore more likely to be affected by adverse personal circumstances. Consumer loan collections are dependent on the borrower’s financial stability and therefore involve greater risk of being affected by adverse individual circumstances, such as the loss of employment or unexpected medical costs.
Mortgage Brokerage Activities. The Company also engages in the origination of residential loans sold into the secondary market. The Company originates mortgages for specific institutional purchasers, such as investment banks and other financial institutions. The Company’s mortgage originations were $161.2 million during the fiscal year ended December 31, 2013, $177.1 million during 2012 and $113.5 million during 2011. The Company sells all of the originated mortgages to institutional purchasers shortly after closing. The Company only retains a portion of the revenue generated by the Company’s mortgage brokerage division, with the remaining portion, less expenses and salaries, paid to the Company’s mortgage brokers as part of their compensation arrangement.
Underwriting. Prudent underwriting is the foundation of the Company’s strong credit culture. The Company seeks to maintain a broadly diversified loan portfolio in terms of type of customer, type of loan product, geographic area and industries in which the Company’s business customers are engaged. The Company adheres to disciplined underwriting standards and offer creative loan solutions in a responsive and timely manner.
In considering a loan, the Company follows the conservative underwriting principles in the Company’s loan policy which include the following:

•	having a relationship with the Company’s customers to ensure a complete understanding of their financial condition and ability to repay the loan;

•	verifying that the primary and secondary sources of repayment are adequate in relation to the amount of the loan;

•	observing appropriate loan to value guidelines for real estate secured loans;

•	maintaining the Company’s targeted levels of diversification for the loan portfolio, both as to type of borrower and geographic location of collateral; and

•	ensuring that each loan is properly documented with perfected liens on collateral.

The Company implements its underwriting policy through a tiered system of individual loan authority for the Company’s loan officers and a loan committee approval structure. Lending officers are assigned various levels of authority based upon their respective levels of experience and expertise. Loans with relationships over the lending authority of the loan officer must be approved by the Company’s Executive Loan Committee.
The Company employs appropriate limits on its overall loan portfolio and requirements with respect to certain types of lending. As a general practice, the Company operates with an internal guideline limiting loans to any single borrowing relationship to less than half of Independent Bank’s legal lending limit.
The Company requires its nonowner occupied commercial real estate loans to be secured by well-managed income producing property with adequate margins, supported by a history of profitable operations and cash flows, and proven operating stability in the case of commercial loans. Except in very limited circumstances, the Company’s commercial real estate loans and commercial loans are supported by personal guarantees from the principals of the borrower.
As part of the underwriting process, the Company seeks to minimize risk in a variety of ways, including the following:

•	careful analysis of the borrower’s financial condition, cash flow, liquidity, and leverage;

•	assessment of the project’s operating history, operating projections, location and condition;

•	review of appraisals, title commitment and environmental reports;

•	consideration of the management experience and financial strength of the principals of the borrower; and

•	understanding economic trends and industry conditions.

The Company is a relationship-oriented, rather than transaction-oriented, lender. Accordingly, substantially all of the Company’s loans are made to borrowers located or operating in the Company’s primary market areas. The limited number of loans secured by properties located outside the Company’s market areas are made to borrowers who are well-known to Independent Bank because they are headquartered or reside within one of the Company’s primary market areas. For example, the Company has loans secured by second homes in other states owned by customers whose primary residence is located in the Company’s market areas, and the Company has loans to a restaurant franchise headquartered in the Company’s Austin market, but which has locations in other states.
Credit Risk Management
Managing credit risk is a company-wide process. The Company’s strategy for credit risk management includes the conservative underwriting process described above, and ongoing risk monitoring and review processes for all credit exposures. The Company’s Vice Chairman and Chief Risk Officer provides bank-wide credit oversight and periodically reviews the loan portfolio to ensure that the risk identification processes are functioning properly and that the Company’s credit standards are followed. In addition, a third party annually performs a loan review to identify problem assets. The Company strives to identify potential problem loans early in an effort to aggressively seek resolution of these situations before the loans become a loss, record any necessary charge-offs promptly and maintain adequate allowance levels for probable loan losses inherent in the loan portfolio. Credit risk management involves a partnership between the Company’s lenders and the Company’s credit administration group. The manager of this group has significant prior experience working in credit administration. The members of the Company’s credit administration group primarily focus their efforts on credit analysis, underwriting and monitoring new credits and providing management reporting to executive management and the board of directors. In addition, the group includes a special assets manager who is responsible for monitoring and working out problem loans, managing the collection and foreclosure process, and operating and disposing of other real estate owned.
In general, whenever a particular loan or overall borrower relationship is downgraded to special mention or substandard based on one or more standard loan grading factors, the Company’s special assets manager will make a determination as to whether responsibility for the ongoing monitoring of the loan or relationship should be retained by the loan officer, or whether this responsibility should be transferred to the special assets group. Executive management regularly reviews the status of the watch list and classified assets portfolio as well as the larger credits in the portfolio.
Deposits
Deposits are the Company’s principal source of funds for use in lending and other general banking purposes. The Company provides a full range of deposit products and services, including a variety of checking and savings accounts, debit cards, online banking, mobile banking, eStatements and bank-by-mail and direct deposit services. The Company also offers business accounts and management services, including analyzed business checking, business savings, and treasury management services. The Company solicits deposits through its relationship-driven team of dedicated and accessible bankers and through community focused marketing.
The Company’s Market Areas
The Company is based in Texas which continues to have a rapidly growing population, a high level of job growth and an attractive business climate. The Texas economy is strong, diverse and growing, and it benefits from a number of expanding industries, in particular, the energy, technology and healthcare industries.
The Company operates in two market regions situated in the heart of Texas along the Interstate 35 corridor from Dallas to Austin. The communities the Company serves are a mix of affluent and growing suburban areas related to the Dallas-Fort Worth and Austin metropolitan areas, the “New Urbanism” areas of Dallas and Austin, the Waco metropolitan area, and smaller rural communities on the outskirts of the Dallas metropolitan area. The Company believes its presence in a diversified group of communities enables the Company to match the strengths of each area with needs in other areas, thereby enhancing the Company’s overall operations. Within these regions, the Company’s strategy is to selectively place the Company’s banking offices in growing and affluent markets. For example, Collin County, the county in which the Company has the most locations, has projected population growth of 13% from 2012 through 2017, which is approximately double the projected population growth for the Dallas-Fort Worth MSA, and the county’s 2012 median household income was $79,858, which is 46% higher than the 2012 median household income for the Dallas-Fort Worth MSA. Further, the Austin-Round Rock MSA, where the Company has five Central Texas locations, is projected to have 4% annual job growth, ranking first on the Forbes list of “Best Cities for Future Job Growth.” The Company is also proud that McKinney, Texas, home of the Company’s corporate headquarters, ranked as the second best place to live in 2012 by CNN Money Magazine.
Dallas/North Texas Region. The Dallas-Fort Worth metropolitan area, the fourth largest metropolitan area in the nation based upon the 2012 estimate by the U.S. Census Bureau, serves as the corporate headquarters for numerous Fortune 500 companies, including Exxon Mobil, AT&T, Texas Instruments, Southwest Airlines, and JCPenney. The Dallas-Fort Worth area also contains several world class hospitals and medical research facilities, major universities, and professional sports franchises. The Company primarily operates in Collin, Dallas, Denton, and Grayson Counties, which are located in the northern growth corridor of the Dallas-Fort Worth metropolitan area.
The Company’s locations in the Dallas/North Texas region are positioned among the fastest growing and most affluent counties within the region. The following table reflects the Company’s position in the Dallas/North Texas region and highlights key demographics of the counties within this region:

County	Number of Branches(1)	Company Deposits in Market(1)(2)	Percent of Franchise Deposits	Total Population 2012	Projected Population Change 2012-2017	Median Household Income 2012
Collin	10	$754,735	42.7%	822,906	12.71%	$79,858
Grayson	6	323,727	18.3	122,690	2.82	44,841
Denton	3	152,218	8.6	695,694	13.00	68,075
Dallas	3	133,156	7.6	2,401,029	4.72	45,720
County Totals/ Weighted Avg.(3)	22	$1,363,836	77.2%	4,042,319	9.61%	$66,898

State of Texas				25,906,038	7.70	47,622

(1)	Gives effect to the Company’s acquisition of Collin Bank completed on November 30, 2013 and the acquisition of Live Oak Financial Corp completed on January 1, 2014.

(2)	Deposits as of June 30, 2013. In thousands.

(3)	Demographics are weighted by the percentage of deposits in each county.

Source: SNL Financial

Austin/Central Texas Region. Austin is the capital of Texas, the home to The University of Texas, and is a major national cultural, arts, film, and media center. One of the fastest growing areas in the country, Austin ranked first nationally in percentage population growth from 2010 to 2012 as estimated by the U.S. Census Bureau. Several public high tech companies maintain their corporate headquarters in the Austin metropolitan area, including Dell, Freescale Semiconductor, and National Instruments Corp. In fact, Austin is often dubbed “Silicon Hills” because of the number technology companies that have operations in this area, including Apple, Google, Facebook, IBM and Advanced Micro Devices. The Company’s Central Texas

region also includes the city of Waco, which is located equi-distant between Dallas and Austin and is home to Baylor University.
The following table reflects the Company’s position in the Austin/Central Texas region and highlights key demographics of the counties within this region:

County	Number of Branches(1)	Company Deposits in Market(1)	Percent of Franchise Deposits	Total Population 2012	Projected Population Change 2012-2017	Median Household Income 2012
Travis	3	$159,088	9.0%	1,068,253	12.46%	$54,707
McLennan	3	124,364	7.0	239,640	5.33	$39,415
Williamson	2	120,280	6.8	453,629	16.76	68,074
County Totals/ Weighted Avg.(2)	8	$363,111	22.8%	1,761,522	11.54%	$53,979

State of Texas				25,906,038	7.70	47,622

(1)	Deposits as of June 30, 2013. In thousands.

(2)	Demographics are weighted by the percentage of deposits in each county.

Source: SNL Financial

Competition
The Company competes in the commercial banking industry solely through Independent Bank and firmly believe that Independent Bank’s long-standing presence in the community and personal service philosophy enhances the Company’s ability to attract and retain customers. This industry is highly competitive, and Independent Bank faces strong direct competition for deposits, loans, and other financial-related services. The Company competes with other commercial banks, thrifts and credit unions. Although some of these competitors are situated locally, others have statewide or nationwide presence. In addition, the Company competes with large banks in major financial centers and other financial intermediaries, such as consumer finance companies, brokerage firms, mortgage banking companies, insurance companies, securities firms, mutual funds and certain government agencies as well as major retailers, all actively engaged in providing various types of loans and other financial services. The Company believes that its banking professionals, the range and quality of products that the Company offers and its emphasis on building long-lasting relationships distinguishes Independent Bank from its competitors.
IBG Adriatica
Independent established IBG Adriatica, Inc., or IBG Adriatica, as a wholly owned subsidiary of Independent on June 20, 2011 to acquire distressed loans related to a mixed commercial/residential development in McKinney, Texas, from a third party. The distressed loans had an aggregate face value of approximately $23 million at acquisition and were secured by approximately 27 acres of real property located in the Adriatica development in McKinney. The purchase price for the loans was $16.3 million, of which IBG Adriatica borrowed $12.2 million from the seller. Independent guaranteed this loan.
Following the acquisition of the distressed loans, IBG Adriatica acquired all of the real property securing the loans through a Deed in Lieu of Foreclosure. The real property consisted of a 29,000 square foot commercial office building, a 16,500 square foot retail center, 36 residential lots, a 625 space multistory parking garage, and approximately 18 acres of undeveloped real property. In connection with its acquisition of the real property, IBG Adriatica obtained a third party appraisal indicating that the combined value of the real property was approximately $18.4 million. The property was recorded at $17.0 million in recognition of expected selling costs.
IBG Adriatica never intended to act as the developer of the project. Rather, in 2011 it began divesting itself of the property, completing an initial sale of one piece of this property on December 31, 2011. IBG Adriatica also completed sales of a portion of the property on December 31, 2012, and completed a final sale of all of the remaining property on December 31, 2013. Adriatica currently owns no material assets and Independent plans to dissolve this subsidiary in 2014.
Please see “Certain Relationships and Related Transactions and Director Independence” incorporated by reference into Part III, Item 13 for certain information regarding transactions between IBG Adriatica and Himalayan Ventures, an investment partnership comprised of certain principals of the Company.

Employees
As of December 31, 2013, the Company employed approximately 340 persons. The Company provides extensive training to the Company’s employees in an effort to ensure that the Company’s customers receive superior customer service. None of the Company’s employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. The Company believes that the Company’s relations with the Company’s employees are good.
Available Information
The Company files reports, proxy statements and other information with the Securities and Exchange Commission, or SEC, under the Securities Exchange Act of 1934, as amended. You may read and copy this information at the SEC’s Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements and other information about issuers, like the Company, who file electronically with the SEC. The address of that site is http://www.sec.gov.
Documents filed by the Company with the SEC are available from the Company without charge (except for exhibits to the documents). You may obtain documents filed by the Company with the SEC by requesting them in writing or by telephone from the Company at the following address:
Independent Bank Group, Inc.
1600 Redbud Boulevard, Suite 400
McKinney, Texas 75069-3257
Attention: Michelle S. Hickox
Executive Vice President and Chief Financial Officer
Telephone: (972) 562-9004

Documents filed by the Company with the SEC are also available on the Company’s website, www.ibtx.com. Information furnished by the Company and information on, or accessible through, the SEC’s or the Company’s website is not part of this Annual Report on Form 10‑K.
Supervision and Regulation
The U.S. banking industry is highly regulated under federal and state law. Consequently, the growth and earnings performance of the Company and its subsidiaries will be affected not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. These authorities include the Board of Governors of the Federal Reserve System, or Federal Reserve, the Federal Deposit Insurance Corporation, or the FDIC, the Office of the Comptroller of the Currency, or the OCC, the Texas Department of Banking, or TDB, the Internal Revenue Service and state taxing authorities. The effect of these statutes, regulations and policies, and any changes to such statutes, regulations and policies, can be significant and cannot be predicted.
The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. The system of supervision and regulation applicable to the Company and its subsidiaries establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s deposit insurance fund, the banks’ depositors and the public, rather than the Company’s shareholders or creditors. The description below summarizes certain elements of the applicable bank regulatory framework. This description is not intended to describe all laws and regulations applicable to the Company and its subsidiaries, and the description is qualified in its entirety by reference to the full text of the statutes, regulations, policies, interpretive letters and other written guidance that are described herein.
Independent Bank Group as a Bank Holding Company
As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, or the BHC Act, and to supervision, examination and enforcement by the Federal Reserve. The BHC Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. The Federal Reserve’s jurisdiction also extends to any company that the Company directly or indirectly controls, such as the Company’s nonbank subsidiaries and other companies in which the Company owns a controlling investment.

Regulatory Restrictions on Dividends; Source of Strength. The Company is regarded as a legal entity separate and distinct from Independent Bank. The principal source of the Company’s revenues is dividends received from Independent Bank. As described in more detail below, Texas state law places limitations on the amount that state banks may pay in dividends, which Independent Bank must adhere to when paying dividends to the Company. The Federal Reserve has issued a policy statement that provides that a bank holding company should not pay dividends unless (a) its net income over the last four quarters (net of dividends paid) has been sufficient to fully fund the dividends, (b) the prospective rate of earnings retention appears to be consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries and (c) the bank holding company will continue to meet minimum required capital adequacy ratios. Accordingly, the Company should not pay cash dividends that exceed its net income in any year or that can only be funded in ways that weaken its ability to serve as a source of financial strength for its banking subsidiaries, including by borrowing money to pay dividends.
Under Federal Reserve policy, bank holding companies have historically been required to act as a source of financial and managerial strength to each of its banking subsidiaries, and the Dodd-Frank Act codified this policy as a statutory requirement. Under this requirement, the Company is expected to commit resources to support Independent Bank, including at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. As discussed below, a bank holding company, in certain circumstances, could be required to guarantee the capital restoration plan of an undercapitalized banking subsidiary. If the capital of Independent Bank were to become impaired, the Federal Reserve could assess the Company for the deficiency. If the Company failed to pay the assessment within three months, the Federal Reserve could order the sale of the Company’s stock in Independent Bank to cover the deficiency.
In the event of a bank holding company’s bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the trustee will be deemed to have assumed and will be required to cure immediately any deficit under any commitment by the debtor holding company to any of the federal banking agencies to maintain the capital of an insured depository institution, and any claim for breach of such obligation will generally have priority over most other unsecured claims.
Scope of Permissible Activities. Under the BHC Act, the Company is prohibited from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company that is not a bank or financial holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to or performing services for its subsidiary banks, except that the Company may engage in, directly or indirectly, and may own shares of companies engaged in certain activities found by the Federal Reserve to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. These activities include, among others, operating a mortgage, finance, credit card or factoring company; performing certain data processing operations; providing investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, nonoperating basis; and providing certain stock brokerage and investment advisory services. In approving acquisitions or the addition of activities, the Federal Reserve considers, among other things, whether the acquisition or the additional activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.
Notwithstanding the foregoing, the Gramm-Leach-Bliley Act, also known as the Financial Services Modernization Act of 1999, effective March 11, 2000, or the GLB Act, amended the BHC Act and eliminated the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers. The GLB Act permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The GLB Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve has determined to be closely related to banking. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve.
Safe and Sound Banking Practices. Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The Federal Reserve’s Regulation Y, for example, generally requires a bank holding company to provide the Federal Reserve with prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the bank holding company’s consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. In certain circumstances, the Federal Reserve could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

The Federal Reserve has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as one million dollars ($1,000,000) for each day the activity continues.
Anti-Tying Restrictions. Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other nonbanking services offered by a bank holding company or its affiliates.
Capital Adequacy Requirements. The Federal Reserve has historically utilized a system based upon risk-based capital guidelines under a two-tier capital framework to evaluate the capital adequacy of bank holding companies. Tier 1 capital generally consists of common stockholders’ equity, retained earnings, a limited amount of qualifying perpetual preferred stock, qualifying trust preferred securities and noncontrolling interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangibles. Tier 2 capital generally consists of certain hybrid capital instruments and perpetual debt, mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock, loan loss allowance, and unrealized holding gains on certain equity securities. The regulatory capital requirements are applicable to the Company because its total consolidated assets equal more than $500 million, and Independent Bank is subject to the capital requirements of the FDIC.
Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum ratio of total capital to total risk- weighted assets of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. Risk-weighted assets exclude intangible assets such as goodwill and core deposit intangibles.
In addition to the risk-based capital guidelines, the Federal Reserve uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of at least 4.0%.

The federal banking agencies’ risk-based and leverage capital ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.
On July 2, 2013, the Federal Reserve approved a final rule implementing the revised capital standards issued by the Basel Committee on Banking Supervision, commonly known as “Basel III,” as well as additional capital reforms required by the Dodd-Frank Act. This final rule, once fully phased-in, requires bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.
The new final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1,” or CET1, (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.
The new capital rule requires, when fully phased in, among other things, a new common equity Tier 1 risk-based ratio with a minimum required ratio of 4.5% of total assets and an increase in the minimum required amount of Tier 1 capital from the current level of 4% of total assets to 6% of total risk weighted assets and the continuation of the requirement to maintain total capital of 8% of total risk-weighted assets. Moreover, the new rule requires banks to hold additional capital equal to 2.5% of total assets as a “capital conservation buffer” in order to avoid restrictions on certain activities, including the payment of dividends and certain bonuses. The new rule also provides for a “countercyclical capital buffer,” that would be added to the capital conservation buffer generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk. The new rule will be implemented in stages beginning in January 2014 for large banking organizations (greater than $10 billion in assets) and in January 2015 for other banking organizations.
Proposed Liquidity Requirements. Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III final framework will require banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. One test, referred to as the liquidity coverage ratio, or LCR, is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other, referred to as the net stable funding ratio, or NSFR, is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incentivize banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The LCR will not be introduced as a requirement until January 1, 2015, and the NSFR will not be introduced as a requirement until January 1, 2018. These new standards are subject to further rulemaking and their terms could change before implementation.
Imposition of Liability for Undercapitalized Subsidiaries. Bank regulators are required to take prompt corrective action to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes undercapitalized, it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy.
The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5.0% of the institution’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be adequately capitalized. The bank regulators have greater power in situations where an institution becomes significantly or critically undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.
Acquisitions by Bank Holding Companies. The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before it acquires all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve is required to consider, among other things, the effect of the acquisition on competition, the financial condition, managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served (including the record of performance under the Community Reinvestment Act (CRA)), the effectiveness of the applicant in combating money laundering activities and the extent to which the proposed acquisition would result in greater or more concentrated risks to the stability of the U.S. banking or financial system. The Company’s ability to make future acquisitions will depend on its ability to obtain approval for such acquisitions from the Federal Reserve. The Federal Reserve could deny the Company’s application based on the above criteria or other considerations. For example, the Company could be required to sell banking centers as a condition to receiving regulatory approval, which condition may not be acceptable to the Company or, if acceptable, may reduce the benefit of a proposed acquisition.
Control Acquisitions. Federal and state laws, including the BHCA and the Change in Bank Control Act, or the CBCA, impose additional prior notice or approval requirements and ongoing regulatory requirements on any investor that seeks to acquire direct or indirect “control” of an FDIC-insured depository institution or bank holding company. Whether an investor “controls” a depository institution is based on all of the facts and circumstances surrounding the investment. As a general matter, an investor is deemed to control a depository institution or other company if the investor owns or controls 25% or more of any class of voting securities. Subject to rebuttal, an investor is presumed to control a depository institution or other company if the investor owns or controls 10% or more of any class of voting securities and either the depository institution or company is a public company or no other person will hold a greater percentage of that class of voting securities after the acquisition. If an investor’s ownership of the Company’s voting securities were to exceed certain thresholds, the investor could be deemed to “control” the Company for regulatory purposes, which could subject such investor to regulatory filings or other regulatory consequences.
Regulation of Independent Bank
Independent Bank is a Texas-chartered banking association, the deposits of which are insured by the deposit insurance fund of the FDIC. Independent Bank is not a member of the Federal Reserve System; therefore, Independent Bank is subject to supervision and regulation by the FDIC and the TDB. Such supervision and regulation subject Independent Bank to special restrictions, requirements, potential enforcement actions and periodic examination by the FDIC and the TDB. Because the

Federal Reserve regulates the Company, the Federal Reserve also has supervisory authority which directly affects Independent Bank.
Equivalence to National Bank Powers. The Texas Constitution, as amended in 1986, provides that a Texas-chartered bank has the same rights and privileges that are or may be granted to national banks domiciled in Texas. To the extent that the Texas laws and regulations may have allowed state-chartered banks to engage in a broader range of activities than national banks, the Federal Deposit Insurance Corporation Improvement Act of 1991, or the FDICIA, has operated to limit this authority. The FDICIA provides that no state bank or subsidiary thereof may engage as a principal in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the deposit insurance fund of the FDIC. In general, statutory restrictions on the activities of banks are aimed at protecting the safety and soundness of depository institutions.
Financial Modernization. Under the GLB Act, a national bank may establish a financial subsidiary and engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting as principal, insurance company portfolio investment, real estate development, real estate investment, annuity issuance and merchant banking activities. To do so, a bank must be well capitalized, well managed and have a Community Reinvestment Act, or CRA, rating from the FDIC of satisfactory or better. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must remain well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions. Such actions or restrictions could include divestiture of the “financial in nature” subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a CRA rating of satisfactory of better.
Although the powers of state chartered banks are not specifically addressed in the GLB Act, Texas- chartered banks such as Independent Bank will have the same if not greater powers as national banks through the parity provisions contained in the Texas Constitution and other Texas statutes.
Branching. Texas law provides that a Texas-chartered bank can establish a branch anywhere in Texas provided that the branch is approved in advance by the TDB. The branch must also be approved by the FDIC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers. The Dodd-Frank Act permits insured state banks to engage in de novo interstate branching if the laws of the state where the new branch is to be established would permit the establishment of the branch if it were chartered by such state.
Restrictions on Transactions with Affiliates and Insiders. Transactions between Independent Bank and its nonbanking subsidiaries and/or affiliates, including the Company, are subject to Section 23A of the Federal Reserve Act. In general, Section 23A of the Federal Reserve Act imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Company or its subsidiaries. Covered transactions with any single affiliate may not exceed 10% of the capital stock and surplus of Independent Bank, and covered transactions with all affiliates may not exceed, in the aggregate, 20% of Independent Bank’s capital and surplus. For a bank, capital stock and surplus refers to the bank’s tier 1 and tier 2 capital, as calculated under the risk-based capital guidelines, plus the balance of the allowance for credit losses excluded from tier 2 capital. Independent Bank’s transactions with all of its affiliates in the aggregate are limited to 20% of the foregoing capital. “Covered transactions” are defined by statute to include a loan or extension of credit to an affiliate, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In addition, in connection with covered transactions that are extensions of credit, Independent Bank may be required to hold collateral to provide added security to Independent Bank, and the types of permissible collateral may be limited. The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates, including an expansion of what types of transactions are covered transactions to include credit exposures related to derivatives, repurchase agreement and securities lending arrangements and an increase in the amount of time for which collateral requirements regarding covered transactions must be satisfied.
Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain transactions between Independent Bank and its affiliates be on terms substantially the same, or at least as favorable to Independent Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons. The Federal Reserve has also issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretive guidance with respect to affiliate transactions.

The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as “insiders”) contained in the Federal Reserve Act and in Regulation O promulgated by the Federal Reserve apply to all insured institutions and their subsidiaries and bank holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. Generally, these loans cannot exceed the institution’s total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Loans to senior executive officers of a bank are even further restricted, generally limited to $100,000 per senior executive officer. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.
Restrictions on Distribution of Subsidiary Bank Dividends and Assets. Dividends paid by Independent Bank have provided a substantial part of the Company’s operating funds, and for the foreseeable future, it is anticipated that dividends paid by Independent Bank to the Company will continue to be the Company’s principal source of operating funds. However, capital adequacy requirements serve to limit the amount of dividends that may be paid by Independent Bank. Under federal law, Independent Bank cannot pay a dividend if, after paying the dividend, the Surviving Bank would be undercapitalized. The FDIC may declare a dividend payment to be unsafe and unsound even though Independent Bank would continue to meet its capital requirements after payment of the dividend.
Because the Company is a legal entity separate and distinct from its subsidiaries, its right to participate in the distribution of assets of any subsidiary upon the subsidiary’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors. The Federal Deposit Insurance Act, or the FDI Act, provides that, in the event of a “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution (including the claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If Independent Bank fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, nondeposit creditors, including the Company, with respect to any extensions of credit it has made to Independent Bank.
Examinations. The FDIC periodically examines and evaluates state nonmember banks. Based on such an evaluation, the FDIC may revalue the assets of the institution and require that it establish specific reserves to compensate for the difference between the FDIC determined value and the book value of such assets. The TDB also conducts examinations of state banks but may accept the results of a federal examination in lieu of conducting an independent examination. In addition, the FDIC and TDB may elect to conduct a joint examination.
Audit Reports. Insured institutions with total assets of $500 million or more must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the institution’s holding company can be used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements and reports of enforcement actions. For institutions with total assets of $1 billion or more, financial statements prepared in accordance with GAAP, management’s certifications signed by the Company’s and Independent Bank’s chief executive officer and chief accounting or financial officer concerning management’s responsibility for the financial statements, and an attestation by the auditors regarding Independent Bank’s internal controls must be submitted. For institutions with total assets of more than $3 billion, independent auditors may be required to review quarterly financial statements. The FDICIA requires that Independent Bank have an independent audit committee, consisting of outside directors only, or that the Company has an audit committee that is entirely independent. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel and must not include representatives of large customers.
Capital Adequacy Requirements. The FDIC has adopted regulations establishing minimum requirements for the capital adequacy of insured institutions and may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk. The FDIC’s risk-based capital guidelines generally require state banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for Independent Bank as for the Company. The FDIC’s leverage guidelines require state banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. The TDB has issued a policy which generally requires state chartered banks to maintain a leverage ratio (defined in accordance with federal capital guidelines) of 5.0%.
Corrective Measures for Capital Deficiencies. The federal banking regulators are required by the FDI Act to take “prompt corrective action” with respect to capital-deficient institutions that are FDIC-insured. Agency regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A “well capitalized” bank has a total risk-based capital ratio of 10.0% or higher, a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An “adequately capitalized” bank has a total risk-based capital ratio of 8.0% or higher, a Tier 1 risk-based capital ratio of 4.0% or higher, a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth) and does not meet the criteria for a well- capitalized bank. A bank is “undercapitalized” if it fails to meet any one of the ratios required to be adequately capitalized.
In addition to requiring undercapitalized institutions to submit a capital restoration plan, agency regulations contain broad restrictions on certain activities of undercapitalized institutions including asset growth, acquisitions, branch establishment and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment.
As an institution’s capital decreases, the FDIC’s enforcement powers become more severe. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. The FDIC has only very limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator.
Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.
Deposit Insurance Assessments. Substantially all of the deposits of Independent Bank are insured up to applicable limits by the deposit insurance fund of the FDIC, and Independent Bank must pay deposit insurance assessments to the FDIC for such deposit insurance protection. The FDIC maintains the deposit insurance fund by designating a required reserve ratio. If the reserve ratio falls below the designated level, the FDIC must adopt a restoration plan that provides that the deposit insurance fund will return to an acceptable level generally within five years.
On December 20, 2010, the FDIC raised the minimum designated reserve ratio of the deposit insurance fund to 2.00%, which exceeds the 1.35% reserve ratio that is required by the Dodd-Frank Act. The FDIC has the discretion to set the price for deposit insurance according to the risk for all insured institutions regardless of the level of the reserve ratio. Under the Dodd-Frank Act, the FDIC is required to offset the effect of the higher reserve ratio on small insured depository institutions, which are those with consolidated assets of less than $10 billion.
The deposit insurance fund reserve ratio is maintained by assessing depository institutions and establishing an insurance premium based upon statutory factors. Under its current regulations, the FDIC imposes assessments for deposit insurance according to a depository institution’s ranking in one of four risk categories based upon supervisory and capital evaluations. The assessment rate for an individual institution is determined according to a formula based on a combination of weighted average CAMELS component ratings, financial ratios and, for institutions that have long-term debt ratings, the average ratings of its long-term debt. Well-capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) are grouped in Risk Category I and the initial base assessment rate for deposit insurance is set at an annual rate of between 12 and 16 basis points. The initial base assessment rate for institutions in Risk Categories II, III and IV is set at annual rates of 22, 32 and 50 basis points, respectively. These initial base assessment rates are adjusted to determine an institution’s final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. Total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.
In November 2009, the FDIC adopted a rule that required all insured institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The assessment was calculated by taking the institution’s actual September 30, 2009 assessment base and adjusting it quarterly by an estimated 5% annual growth rate through the end of 2012. Each institution was required to record the entire amount of its prepaid assessment as a prepaid expense, i.e., an asset on its balance sheet, as of December 30, 2009. As of December 31, 2009, and each quarter thereafter, each institution is required to record an expense, or a charge to earnings, for its quarterly assessment invoiced on its quarterly statement and an offsetting credit to the prepaid assessment until the asset is exhausted.
On February 7, 2012, the FDIC approved a final rule that amends its existing deposit insurance funds restoration plan and implements certain provisions of the Dodd-Frank Act. Effective as of July 1, 2012, the assessment base is determined using average consolidated total assets minus average tangible equity rather than the current assessment base of adjusted domestic deposits. Since the change will result in a much larger assessment base, the final rule also lowers the assessment rates in order to keep the total amount collected from financial institutions relatively unchanged from the amounts currently being collected.

The new assessment rates, calculated on the revised assessment base, generally range from 2.5 to 9 basis points for Risk Category I institutions, 9 to 24 basis points for Risk Category II institutions, 18 to 33 basis points for Risk Category III institutions, and 30 to 45 basis points for Risk Category IV institutions. For large institutions (generally those with total assets of $10 billion or more), which does not include Independent Bank, the initial base assessment rate ranges from 5 to 35 basis points on an annualized basis. After the effect of potential base-rate adjustments, the total base assessment rate could range from 2.5 to 45 basis points on an annualized basis. Assessment rates for large institutions will be calculated using a scorecard that combines CAMELS ratings and certain forward-looking financial measures to assess the risk a large institution poses to the deposit insurance fund. The new assessment rates will be calculated for the quarter beginning July 1, 2012 and reflected in invoices for assessments due September 30, 2012.
Brokered Deposit Restrictions. Adequately capitalized institutions cannot accept, renew or roll over brokered deposits, without receiving a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on any deposits. Undercapitalized institutions may not accept, renew, or roll over brokered deposits.
Concentrated Commercial Real Estate Lending Regulations. The federal banking agencies, including the FDIC, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and nonfarm residential properties and loans for construction, land development, and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending.
Cross-Guarantee Provisions. The Financial Institutions Reform, Recovery and Enforcement Act of 1989, or the FIRREA, contains a “cross-guarantee” provision which generally makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred in connection with the failure of a commonly controlled depository institution.
Community Reinvestment Act. The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their entire service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of such banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. The FIRREA requires federal banking agencies to make public a rating of a bank’s performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory CRA record could substantially delay approval or result in denial of an application.
Consumer Laws and Regulations. In addition to the laws and regulations discussed herein, Independent Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, and the Fair Housing Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. Independent Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations.
The Dodd-Frank Act created a new independent Consumer Financial Protection Bureau, which will have broad authority to regulate and supervise retail financial services activities of banks, such as Independent Bank, and will have the authority to promulgate regulations, issue orders, guidance and policy statements, conduct examinations and bring enforcement actions with regard to consumer financial products and services. In general, however, banks with assets of $10 billion or less, such as Independent Bank, will continue to be examined for consumer compliance by their primary bank regulator.
Anti-Money Laundering and Anti-Terrorism Legislation. A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001, or the USA Patriot Act, substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department has issued and, in some cases, proposed a number of regulations that apply various requirements of the USA Patriot Act to financial institutions. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Certain of those regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.
Office of Foreign Assets Control Regulation. The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control, or OFAC. The OFAC-administered sanctions targeting certain countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to a U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.
Privacy. In addition to expanding the activities in which banks and bank holding companies may engage, the GLB Act also imposed new requirements on financial institutions with respect to customer privacy. The GLB Act generally prohibits disclosure of customer information to nonaffiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, are required to comply with state law if it is more protective of customer privacy than the GLB Act.
The USA Patriot Act. The USA Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence community’s ability to work cohesively to combat terrorism on a variety of fronts. The potential impact of the USA Patriot Act on financial institutions of all kinds is significant and wide ranging. The USA Patriot Act requires financial institutions to prohibit correspondent accounts with foreign shell banks, establish an anti-money laundering program that includes employee training and an independent audit, follow minimum standards for identifying customers and maintaining records of the identification information and make regular comparisons of customers against agency lists of suspected terrorists, their organizations and money launderers.
Changes in Laws, Regulations or Policies
In light of current conditions and the market outlook for continuing weak economic conditions, regulators have increased their focus on the regulation of financial institutions. From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures. Such initiatives may change banking statutes and the operating environment of the Company and Independent Bank in substantial and unpredictable ways. The Company cannot determine the ultimate effect that any potential legislation, if enacted, or implementing regulations with respect thereto, would have, upon the financial condition or results of operations of the Company or Independent Bank. A change in statutes, regulations or regulatory policies applicable to the Company or Independent Bank could have a material effect on the financial condition, results of operations or business of the Company and Independent Bank.
Dodd-Frank Act. In July 2010, Congress enacted the Dodd-Frank Act regulatory reform legislation, which President Obama signed into law on July 21, 2010. This new law broadly affects the financial services industry by implementing changes to the financial regulatory landscape aimed at strengthening the sound operation of the financial services sector, including provisions that, among other things, has created a new agency, the Consumer Financial Protection Bureau (as discussed above), and will:

•
apply the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, which, among other things, will require the Company to deduct all trust preferred securities issued on or after May 19, 2010 from the Company’s Tier 1 capital (existing trust preferred securities issued prior to May 19, 2010 for all bank holding companies with less than $15.0 billion in total consolidated assets as of December 31, 2009 are exempt from this requirement);

•
broaden the base for FDIC insurance assessments from the amount of insured deposits to average total consolidated assets less average tangible equity during the assessment period (subject to risk-based adjustments that would further reduce the assessment base for custodial banks) rather than domestic deposits;

•	permanently increase FDIC deposit insurance maximum to $250,000;

•
eliminate the upper limit for the reserve ratio designated by the FDIC each year, increase the minimum designated reserve ratio of the deposit insurance fund from 1.15% to 1.35% of the estimated amount of total insured deposits by September 30, 2020 and eliminate the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds;

•
permit banks to engage in de novo interstate branching if the laws of the state where the new branch is to be established would permit the establishment of the branch if it were chartered by such state;

•	repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•	eliminate the ceiling and increase the floor on the size of the FDIC’s deposit insurance fund;

•	implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions; and

•	increase the authority of the Federal Reserve to examine the Company and any nonbank subsidiaries.

In addition, the Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect publicly traded companies. However, under the JOBS Act there are certain exceptions to these requirements for so long as a publicly traded qualifies as an emerging growth company.
The Company’s management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on its business, financial condition, and results of operations. Provisions in the Dodd-Frank Act that affect deposit insurance assessments and payment of interest on demand deposits could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation that revoke the Tier 1 capital treatment of newly issued trust preferred securities could require the Company to seek other sources of capital in the future. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally.
Incentive Compensation. In June 2010, the Federal Reserve, the OCC and the FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Also, on February 7, 2012, the FDIC proposed an interagency rule to implement certain incentive compensation requirements of the Dodd-Frank Act. Under the proposed rule, financial institutions must prohibit incentive- based compensation arrangements that encourage inappropriate risk taking that are deemed excessive or that may lead to material losses.
The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.
Enforcement Powers of Federal and State Banking Agencies
The federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements could subject the Company or Independent Bank and their subsidiaries, as well as their respective officers, directors, and other institution- affiliated parties, to administrative sanctions and potentially substantial civil money penalties. In addition to the grounds discussed above under “Corrective Measures for Capital Deficiencies,” the appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the banking institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized, fails to become adequately capitalized when required to do so, fails to submit a timely and acceptable capital restoration plan or materially fails to implement an accepted capital restoration plan. The TDB also has broad enforcement powers over Independent Bank, including the power to impose orders, remove officers and directors, impose fines and appoint supervisors and conservators.
Effect on Economic Environment
The policies of regulatory authorities, including the monetary policy of the Federal Reserve, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve to affect the money supply are open market operations in U.S. government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits.
Federal Reserve monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the business and earnings of the Company and its subsidiaries cannot be predicted.

Item 1A. RISK FACTORS
An investment in the Company common stock involves risks. The material risks and uncertainties connected with the decision to invest in the Company common stock and with the Company’s business in general are described below. Holders of the Company common stock should carefully read and consider all of these risks and all other information contained in this Annual Report on Form 10-K in making their investment decisions. If any of the risks described in this Annual Report on Form 10-K occur, the value of the Company common stock that you currently hold could decline significantly, and the current holders of the Company common stock could lose all or part of their respective investments.
Risks Related to the Company’s Business
The Company’s success depends significantly on the Company’s management team, and the loss of the Company’s senior executive officers or other key employees and the Company’s inability to recruit or retain suitable replacements could adversely affect the Company’s business, results of operations and growth prospects.
The Company’s success depends significantly on the continued service and skills of the Company’s existing executive management team, particularly David Brooks, the Company’s Chairman of the Board and Chief Executive Officer, Torry Berntsen, the Company’s President and Chief Operating Officer, Daniel Brooks, the Company’s Vice Chairman and Chief Risk Officer, Brian Hobart, the Company’s Vice Chairman and Chief Lending Officer, Michelle Hickox, the Company’s Executive Vice President and Chief Financial Officer, and Jan Webb, the Company’s Executive Vice President and Secretary. The implementation of the Company’s business and growth strategies also depends significantly on the Company’s ability to retain employees with experience and business relationships within their respective market areas. The Company’s officers may terminate their employment with the Company at any time, and the Company could have difficulty replacing such officers with persons who are experienced in the specialized aspects of the Company’s business or who have ties to the communities within the Company’s market areas. The loss of any of the Company’s key personnel could therefore have an adverse impact on the Company’s business and growth.
The Company’s strategy of pursuing acquisitions exposes the Company to financial, execution and operational risks that could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.
The Company has been pursuing a growth strategy that includes the acquisition of other financial institutions in target markets. The Company has completed six acquisitions since 2010, is in the process of consummating the acquisition of BOH Holdings and currently intends to continue its acquisition strategy. Such an acquisition strategy involves significant risks, including the following:

•	finding suitable markets for expansion;

•	finding suitable candidates for acquisition;

•	attracting funding to support additional growth;

•	maintaining asset quality;

•	attracting and retaining qualified management; and

•	maintaining adequate regulatory capital.

Acquisitions of financial institutions also involve operational risks and uncertainties, and acquired companies may have unknown or contingent liabilities with no available manner of recourse, exposure to unexpected asset quality problems, key employee and customer retention problems and other problems that could negatively affect the Company’s organization. The Company may not be able to complete future acquisitions or, if completed, the Company may not be able to successfully integrate the operations, management, products and services of the entities that the Company acquires and eliminate redundancies. Acquisitions typically involve the payment of a premium over book and market values and, therefore, some dilution of the Company’s tangible book value and net income per common share may occur in connection with any future transaction.
The integration process may also require significant time and attention from the Company’s management that they would otherwise direct toward servicing existing business and developing new business. Specifically, the process of integrating the operations of acquired banks into Independent Bank’s operations could result in the disruption of Independent Bank’s operations, the loss of customers and employees, and make it more difficult to achieve the intended benefits of these acquisitions. Further, as with any acquisition of banking institutions, business disruptions may occur that may cause the Company to lose customers or may cause such customers to withdraw their deposits from Independent Bank. The realization of the anticipated benefits of the Company’s acquisitions may depend in large part on the Company’s ability to integrate such operations into Independent Bank’s operations, and to address differences in business models and cultures. If the Company is not able to integrate the operations of its acquired banks into Independent Bank’s operations successfully and on a timely basis, some or all of the expected benefits of these applicable acquisitions may not be realized, and the Company’s operating costs may increase significantly and adversely affect the Company’s business and earnings.
If the Company does not manage the Company’s growth effectively, the Company’s business, financial condition, results of operations and future prospects could be negatively affected, and the Company may not be able to continue to implement the Company’s business strategy and successfully conduct the Company’s operations.
If the goodwill that the Company recorded in connection with a business acquisition becomes impaired, it could require charges to earnings, which would have a negative impact on the Company’s financial condition and results of operations.
Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets the Company acquired in connection with the purchase of another financial institution. The Company reviews goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of the asset might be impaired.
The Company determines impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in the Company’s results of operations in the periods in which they become known. As of December 31, 2013, the Company’s goodwill totaled $34.7 million. While the Company has not recorded any such impairment charges since the Company initially recorded the goodwill, there can be no assurance that the Company’s future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on the Company’s financial condition and results of operations.
The Company may not achieve the positive results it desires from the proposed acquisition of BOH Holdings, Inc.
The Company has not previously acquired and integrated the operations of another bank that is as proportionately large compared to the Company as will be the case with acquiring and integrating the operations of BOH Holdings and its subsidiary bank, Bank of Houston. Accordingly, it is possible that the process of integrating Bank of Houston’s operations into Independent Bank’s operations could result in the disruption of operations, the loss of Bank of Houston customers and employees, and make it more difficult to achieve the intended benefits of the acquisition. Specifically, inconsistencies between the standards, controls, procedures and policies of Independent Bank and those of Bank of Houston could adversely affect the Company’s ability to maintain relationships with current customers and employees of Bank of Houston if and when the acquisition is completed. Further, as with any acquisition of banking institutions, business disruptions may occur that may cause the Company to lose customers or may cause customers to withdraw their deposits from Bank of Houston prior to the acquisition’s consummation and from Independent Bank thereafter. The realization of the anticipated benefits of the acquisition may depend in large part on the Company’s ability to integrate Bank of Houston’s operations into Independent Bank’s operations, and to address differences in business models and cultures. Although the Company anticipates that it will realize certain cost savings as to the Bank of Houston operations and otherwise from the acquisition if and when the Bank of Houston operations are fully integrated into Independent Bank’s operations, it is possible that the Company may not realize all of the cost savings that the Company has estimated it can realize. For example, unanticipated growth in the Company’s business may require the Company to continue to operate or maintain some facilities or support functions that are currently expected to be combined or reduced as a result of the acquisition. If the Company is not able to integrate the operations of Bank of Houston into Independent Bank’s operations successfully and on a timely basis, some or all of the expected benefits of the acquisition may not be realized.
Further, upon consummation of the BOH Holdings and Bank of Houston acquisition, the Company will be operating in the Houston metropolitan area financial market. As a result the Company will initially be relying on the management team at the Bank of Houston to provide guidance regarding operating in this new geographic market. Should the Company not be able to retain the services of these key employees after the acquisition or should they be unable to provide the necessary support and guidance for the Company to operate in this new market, the Company may not achieve the results it desires from the acquisition. Further, as this acquisition does not involve as much geographic overlap as the Company’s prior acquisitions of Collin Bank and Live Oak Financial Corp., the Company may be unable to realize all planned operating efficiencies as a result of the acquisition of BOH Holdings’ operations.
The completion of the contemplated BOH Holdings merger will result in immediate dilution to holders of the Company’s common stock.
As of March 25, 2014, there were 12,592,935 shares of the Company’s common stock issued and outstanding. Upon the effectiveness of the BOH Holdings merger, the Company will issue 3,616,060 shares of its common stock, representing approximately 22% of the total issued and outstanding shares of the Company’s common stock post merger. The issuance of the additional 3,616,060 shares of the Company’s common stock in the BOH Holdings merger will cause dilution of the holders of the Company’s common stock, and the additional shares may have an effect on the trading volume in shares of the Company’s common stock immediately following the merger.
The Company’s business concentration in Texas imposes risks and may magnify the adverse effects and consequences to the Company resulting from any regional or local economic downturn affecting Texas.
The Company conducts its operations almost exclusively in Texas as approximately 96% of the loans in the Company’s real estate loan portfolio as of December 31, 2013, were secured by properties and collateral located in Texas. Likewise, as of such date, approximately 95% of the loans in the Company’s loan portfolio were made to borrowers who live and/or conduct business in Texas. This geographic concentration imposes risks from lack of geographic diversification. The economic conditions in Texas affect the Company’s business, financial condition, results of operations and future prospects, where adverse economic developments, among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of the Company’s loans and loan servicing portfolio. Any regional or local economic downturn that affects Texas or existing or prospective borrowers or property values in such areas may affect the Company and the Company’s profitability more significantly and more adversely than the Company’s competitors whose operations are less geographically concentrated.
The Company’s small to medium-sized business customers may have fewer financial resources than larger entities to weather a downturn in the economy, which may impair a borrower’s ability to repay a loan, and such impairment could adversely affect the Company’s results of operations and financial condition.
The Company focuses its business development and marketing strategy primarily to serve the banking and financial services needs of small to medium-sized businesses. These small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact the north and central Texas area or the Texas market generally and small to medium-sized businesses are adversely affected, the Company’s results of operations and financial condition may be negatively affected.
If the Company does not effectively manage the Company’s asset quality and credit risk, the Company would experience loan losses, which could have a material adverse effect on the Company’s financial condition and results of operation.
Making any loan involves risk, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt, and risks resulting from changes in economic and market conditions. The Company’s credit risk approval and monitoring procedures may fail to identify or reduce these credit risks, and they cannot completely eliminate all credit risks related to the Company’s loan portfolio. If the overall economic climate in the United States, generally, or the Company’s market areas, specifically, experiences material disruption, the Company’s borrowers may experience difficulties in repaying their loans, the collateral the Company holds may decrease in value or become illiquid, and the level of nonperforming loans, charge-offs and delinquencies could rise and require additional provisions for loan losses, which would cause the Company’s net income and return on equity to decrease.
Because a significant portion of the Company’s loan portfolio is composed of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing the Company’s real estate loans and result in loan and other losses.
As of December 31, 2013, approximately 81% of the Company’s loan portfolio was composed of loans with real estate as a primary or secondary component of collateral, excluding agricultural loans secured by real estate. As a result, adverse developments affecting real estate values in the Company’s market areas could increase the credit risk associated with the Company’s real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of the Company’s markets could increase the credit risk associated with the Company’s loan portfolio, and could result in losses that would adversely affect credit quality, financial condition, and results of operation. Negative changes in the economy affecting real estate values and liquidity in the Company’s market areas could significantly impair the value of property pledged as collateral on loans and affect the Company’s ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses would have a material adverse impact on the Company’s business, results of operations and growth prospects. If real estate values decline, it is also more likely that the Company would be required to increase the Company’s allowance for loan losses, which could adversely affect the Company’s financial condition, results of operations and cash flows.
The Company’s allowance for loan losses may prove to be insufficient to absorb potential losses in the Company’s loan portfolio, which may adversely affect the Company’s business, financial condition and results of operations.
The Company establishes its allowance for loan losses and maintains it at a level considered adequate by management to absorb probable loan losses based on the Company’s analysis of its portfolio and market environment. The allowance for loan losses represents the Company’s estimate of probable losses in the portfolio at each balance sheet date and is based upon relevant information available to the Company. The allowance contains provisions for probable losses that have been identified relating to specific borrowing relationships, as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified. Additions to the allowance for loan losses, which are charged to earnings through the provision for loan losses, are determined based on a variety of factors, including an analysis of the loan portfolio, historical loss experience and an evaluation of current economic conditions in the Company’s market areas. The actual amount of loan losses is affected by changes in economic, operating and other conditions within the Company’s markets, as well as changes in the financial condition, cash flows, and operations of the Company’s borrowers, all of which are beyond the Company’s control, and such losses may exceed current estimates.
As of December 31, 2013, the Company’s allowance for loan losses as a percentage of total loans was 0.81% and as a percentage of total nonperforming loans was 205.93%. Additional loan losses will likely occur in the future and may occur at a rate greater than the Company has previously experienced. The Company may be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses, either due to management’s decision to do so or requirements by the Company’s banking regulators. In addition, bank regulatory agencies will periodically review the Company’s allowance for loan losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require the Company to recognize future charge-offs. These adjustments may adversely affect the Company’s business, financial condition and results of operations.
A lack of liquidity could adversely affect the Company’s operations and jeopardize the Company’s business, financial condition and results of operations.
Liquidity is essential to the Company’s business. The Company relies on its ability to generate deposits and effectively manage the repayment and maturity schedules of the Company’s loans and investment securities, respectively, to ensure that the Company has adequate liquidity to fund the Company’s operations. An inability to raise funds through deposits, borrowings, the sale of the Company’s investment securities, Federal Home Loan Bank advances, the sale of loans, and other sources could have a substantial negative effect on the Company’s liquidity. The Company’s most important source of funds consists of deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments, the Company would lose a relatively low-cost source of funds, increasing the Company’s funding costs and reducing the Company’s net interest income and net income.
Other primary sources of funds consist of cash flows from operations, investment maturities and sales of investment securities, and proceeds from the issuance and sale of the Company’s equity and debt securities to investors. Additional liquidity is provided by the ability to borrow from the Federal Reserve Bank and the Federal Home Loan Bank. The Company also may borrow funds from third-party lenders, such as other financial institutions. The Company’s access to funding sources in amounts adequate to finance or capitalize the Company’s activities, or on terms that are acceptable to the Company, could be impaired by factors that affect the Company directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.
Any decline in available funding could adversely impact the Company’s ability to originate loans, invest in securities, meet the Company’s expenses, pay dividends to the Company’s shareholders, or to fulfill obligations such as repaying the Company’s borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on the Company’s liquidity, business, financial condition and results of operations.
The Company may need to raise additional capital in the future, and if the Company fails to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, the Company’s financial condition, liquidity and results of operations, as well as the Company’s ability to maintain regulatory compliance, would be adversely affected.
The Company faces significant capital and other regulatory requirements as a financial institution. The Company may need to raise additional capital in the future to provide the Company with sufficient capital resources and liquidity to meet the Company’s commitments and business needs, which could include the possibility of financing acquisitions. In addition, the Company, on a consolidated basis, and Independent Bank, on a stand-alone basis, must meet certain regulatory capital requirements and maintain sufficient liquidity. The Company faces significant capital and other regulatory requirements as a financial institution. The Company’s ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on the Company’s financial condition and performance. In the future, the Company may not be able to raise additional capital if needed or on terms acceptable to the Company. If the Company fails to maintain capital to meet regulatory requirements, the Company’s financial condition, liquidity and results of operations would be materially and adversely affected.
Interest rate shifts may reduce net interest income and otherwise negatively impact the Company’s financial condition and results of operations.
The majority of the Company’s banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, the Company’s earnings are significantly dependent on the Company’s net interest income, the principal component of the Company’s earnings, which is the difference between interest earned by the Company from the Company’s interest-earning assets, such as loans and investment securities, and interest paid by the Company on the Company’s interest-bearing liabilities, such as deposits and borrowings. The Company expects that it will periodically experience “gaps” in the interest rate sensitivities of the Company’s assets and liabilities, meaning that either its interest-bearing liabilities will be more sensitive to changes in market interest rates than the Company’s interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to the Company’s position, this “gap” will negatively impact the Company’s earnings. The impact on earnings is more adverse when the slope of the yield curve flattens, that is, when short-term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates. Many factors impact interest rates, including governmental monetary policies, inflation, recession, changes in unemployment, the money supply, and international disorder and instability in domestic and foreign financial markets.
Interest rate increases often result in larger payment requirements for the Company’s borrowers, which increase the potential for default. At the same time, the marketability of the property securing a loan may be adversely affected by any reduced demand resulting from higher interest rates. In a declining interest rate environment, there may be an increase in prepayments on loans as borrowers refinance their loans at lower rates.
Changes in interest rates also can affect the value of loans, securities and other assets. An increase in interest rates that adversely affects the ability of borrowers to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material adverse effect on the Company’s results of operations and cash flows. Further, when the Company places a loan on nonaccrual status, the Company reverses any accrued but unpaid interest receivable, which decreases interest income. At the same time, the Company continues to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets would have an adverse impact on net interest income.
If short-term interest rates remain at their historically low levels for a prolonged period, and assuming longer term interest rates fall further, the Company could experience net interest margin compression as the Company’s interest earning assets would continue to reprice downward while the Company’s interest-bearing liability rates could fail to decline in tandem. Such an occurrence would have a material adverse effect on the Company’s net interest income and the Company’s results of operations.
The Company could recognize losses on securities held in the Company’s securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.
While the Company attempts to invest a significant percentage of its assets in loans (the Company’s loan to deposit ratio was 100.9% as of December 31, 2013), the Company invests a percentage of its total assets (approximately 9.0% as of December 31, 2013) in investment securities as part of its overall liquidity strategy. As of December 31, 2013, the fair value of the Company’s securities portfolio was approximately $194 million. Factors beyond the Company’s control can significantly influence the fair value of securities in its portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities are generally subject to decreases in market value when market interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause an other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting market interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, the Company may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on the Company’s financial condition and results of operations.
The Company faces strong competition from financial services companies and other companies that offer banking services, which could harm the Company’s business.
The Company conducts its operations almost exclusively in Texas. Many of the Company’s competitors offer the same, or a wider variety of, banking services within the Company’s market areas. These competitors include banks with nationwide operations, regional banks and other community banks. The Company also faces competition from many other types of financial institutions, including savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In addition, a number of out-of-state financial intermediaries have opened production offices, or otherwise solicit deposits, in the Company’s market areas. Increased competition in the Company’s markets may result in reduced loans and deposits, as well as reduced net interest margin and profitability. Ultimately, the Company may not be able to compete successfully against current and future competitors. If the Company is unable to attract and retain banking customers, the Company may be unable to continue to grow its loan and deposit portfolios, and the Company’s business, financial condition and results of operations may be adversely affected.
The Company has a continuing need for technological change, and the Company may not have the resources to effectively implement new technology, or the Company may experience operational challenges when implementing new technology.
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Company’s future success will depend in part upon the Company’s ability to address the needs of the Company’s customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in the Company’s operations as it continues to grow and expand the Company’s market area. The Company may experience operational challenges as it implements these new technology enhancements or products, which could result in the Company not fully realizing the anticipated benefits from such new technology or require the Company to incur significant costs to remedy any such challenges in a timely manner.
Many of the Company’s larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those that the Company will be able to provide, which would put the Company at a competitive disadvantage. Accordingly, the Company may not be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to its customers.
System failure or breaches of the Company’s network security could subject the Company to increased operating costs as well as litigation and other liabilities.
The computer systems and network infrastructure the Company uses could be vulnerable to unforeseen problems. The Company’s operations are dependent upon its ability to protect its computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes breakdowns or disruptions in the Company’s customer relationship management, general ledger, deposit, loan and other systems could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through the Company’s computer systems and network infrastructure, which may result in significant liability to the Company and may cause existing and potential customers to refrain from doing business with the Company. In addition, advances in computer capabilities could result in a compromise or breach of the systems the Company and the Company’s third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on the Company’s financial condition and results of operations.
The Company’s operations could be interrupted if the Company’s third-party service providers experience difficulty, terminate their services or fail to comply with banking regulations.
The Company depends on a number of relationships with third-party service providers. Specifically, the Company receives core systems processing, essential web hosting and other Internet systems, deposit processing and other processing services from third-party service providers. If these third-party service providers experience difficulties, or terminate their services, and the Company is unable to replace them with other service providers, particularly on a timely basis, the Company’s operations could be interrupted. If an interruption were to continue for a significant period of time, the Company’s business, financial condition and results of operations could be adversely affected, perhaps materially. Even if the Company is able to replace third party service providers, it may be at a higher cost to the Company, which could adversely affect the Company’s business, financial condition and results of operations.
The Company is subject to certain operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors.
Employee errors and employee and customer misconduct could subject the Company to financial losses or regulatory sanctions and seriously harm the Company’s reputation. Misconduct by the Company’s employees could include hiding unauthorized activities from the Company, improper or unauthorized activities on behalf of the Company’s customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions the Company takes to prevent and detect this activity may not be effective in all cases. Employee errors could also subject the Company to financial claims for negligence.
The Company maintains a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. If the Company’s internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on the Company’s business, financial condition and results of operations.
In addition, the Company relies heavily upon information supplied by third parties, including the information contained in credit applications, property appraisals, title information, equipment pricing and valuation and employment and income documentation, in deciding which loans the Company will originate, as well as the terms of those loans. If any of the information upon which the Company relies is misrepresented, either fraudulently or inadvertently, and the misrepresentation is not detected prior to asset funding, the value of the asset may be significantly lower than expected, or the Company may fund a loan that the Company would not have funded or on terms the Company would not have extended. Whether a misrepresentation is made by the applicant or another third party, the Company generally bears the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsellable or subject to repurchase if it is sold prior to detection of the misrepresentation. The sources of the misrepresentations are often difficult to locate, and it is often difficult to recover any of the monetary losses the Company may suffer.

The Company could be subject to environmental risks and associated costs on the Company’s foreclosed real estate assets, which could materially and adversely affect the Company.
A significant portion of the Company’s loan portfolio is composed of loans collateralized by real estate. There is a risk that hazardous or toxic waste could be discovered on the properties that secure the Company’s loans. If the Company acquires such properties as a result of foreclosure, the Company could be held responsible for the cost of cleaning up or removing this waste, and this cost could exceed the value of the underlying properties and materially and adversely affect the Company.
IBG Adriatica has engaged in transactions with principals of the Company which, because of the inherent conflict of interest, creates a risk that the terms of such transactions may not be favorable to the Company.
Over the past two years, IBG Adriatica has sold several parcels of developed and undeveloped real property and associated interests in common areas in the Adriatica Development to Himalayan Ventures, L.P. Himalayan Ventures is an investment partnership composed of principals of the Company, including Vincent Viola, the Company’s largest shareholder, David Brooks, the Company’s Chairman of the Board and Chief Executive Officer, Torry Berntsen, the Company’s President and Chief Operating Officer, Daniel Brooks, the Company’s Vice Chairman and Chief Risk Officer, and Doug Cifu, a director of the Company. The purchase price paid for each of these properties was based on the appraised value and was approved by an independent committee of the board of directors of Independent Bank and by the board of directors of the Company, with the interested directors recusing themselves. Banking regulations require that all such transactions be based on the appraised value of the property. While the Company believes that these transactions are consistent with terms that are at least as favorable to the Company as could have been arranged with unrelated third parties, there is inherent risk in these transactions given the conflict of interest arising from the involvement of the Company’s principals in Himalayan Ventures.
The Company’s Chairman and Chief Executive Officer, the Company’s largest shareholder, and certain other officers and directors of the Company, are business partners in business ventures in addition to the Company, which creates potential conflicts of interest and corporate governance issues.
Messrs. David Brooks, Viola, Cifu, Berntsen and Daniel Brooks are partners in Himalayan Ventures. A dispute between these individuals in connection with this business venture outside of the Company could impact their relationship at the Company and, because of their prominence within the Company, the Company itself.
The obligations associated with being a public company will require significant resources and management attention, which will increase the Company’s costs of operations and may divert focus from the Company’s business operations.
The Company has not been required in the past to comply with certain requirements of the SEC, to file periodic reports with the SEC or to have the Company’s consolidated financial statements completed, reviewed or audited and filed within a specified time. Having become a publicly traded company following completion of the Company’s public offering in April 2013, the Company is now required to file periodic reports containing the Company’s consolidated financial statements with the SEC within a specified time following the completion of quarterly and annual periods. As a public company, the Company will also incur significant legal, accounting, insurance and other expenses. Compliance with these reporting requirements and other rules of the SEC and the rules of the NASDAQ Global Select Market will increase the Company’s legal and financial compliance costs and make some activities more time consuming and costly. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing the Company’s growth strategy, which could prevent the Company from successfully implementing the Company’s strategic initiatives and improving the Company’s business, results of operations and financial condition. The Company has made, and will continue to make, changes to the Company’s internal controls and procedures for financial reporting and accounting systems to meet the Company’s reporting obligations as a public company. However, the Company cannot predict or estimate the amount of additional costs that it may incur in order to comply with these requirements. The Company anticipates that these costs will materially increase its general and administrative expenses.
Risks Related to an Investment in the Company’s Common Stock
An active trading market for the Company’s common stock may not be sustained, and you may not be able to sell your common stock at or above the price at which your common stock was valued.
The Company recently completed the initial public offering of the Company’s common stock. Prior to that offering, there was no public market for the Company’s common stock. An active trading market for shares of the Company’s common stock may not be sustained. If an active trading market is not sustained, investors in the Company’s common stock may have difficulty selling their shares of common stock at an attractive price, or at all. An inactive market may also impair the Company’s ability to raise capital by selling the Company’s common stock and may impair the Company’s ability to expand the Company’s business by using the Company’s common stock as consideration.

The Company is dependent upon Independent Bank for cash flow, and Independent Bank’s ability to make cash distributions is restricted.
The Company’s primary tangible asset is Independent Bank. As such, the Company depends upon Independent Bank for cash distributions (through dividends on Independent Bank’s stock) that the Company uses to pay the Company’s operating expenses, satisfy the Company’s obligations (including the Company’s senior indebtedness, or subordinated debentures, and the Company’s junior subordinated indebtedness issued in connection with trust preferred securities), and to pay dividends on the Company’s common stock. There are numerous laws and banking regulations that limit Independent Bank’s ability to pay dividends to the Company. If Independent Bank is unable to pay dividends to the Company, the Company will not be able to satisfy the Company’s obligations or pay dividends on the Company common stock. Federal and state statutes and regulations restrict Independent Bank’s ability to make cash distributions to the Company. These statutes and regulations require, among other things, that Independent Bank maintain certain levels of capital in order to pay a dividend. Further, state and federal banking authorities have the ability to restrict the payment of dividends by supervisory action.
The Company’s dividend policy on its common stock may change without notice, and the Company’s future ability to pay dividends is subject to restrictions.
The Company may change its dividend policy at any time without notice to the Company’s shareholders. Holders of the Company’s common stock are entitled to receive only such dividends as the Company’s board of directors may declare out of funds legally available for such payments. Any declaration and payment of dividends on common stock will depend upon the Company’s earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the common stock and other factors deemed relevant by its board of directors. Furthermore, consistent with the Company’s strategic plans, growth initiatives, capital availability, projected liquidity needs, and other factors, the Company has made, and will continue to make, capital management decisions and policies that could adversely impact the amount of dividends, if any, paid to the Company’s common shareholders.
The Federal Reserve has indicated that bank holding companies should carefully review their dividend policy in relation to the organization’s overall asset quality, level of current and prospective earnings and level, composition and quality of capital. The guidance provides that the Company inform and consult with the Federal Reserve prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in an adverse change to the Company’s capital structure, including interest on the subordinated debentures underlying the Company’s trust preferred securities. If required payments on the Company’s outstanding junior subordinated debentures, held by its unconsolidated subsidiary trusts, are not made or are suspended, the Company will be prohibited from paying dividends on its common stock.
The Company’s largest shareholder and board of directors have historically controlled, and in the future will continue to be able to control, the Company.
Collectively, as of the date hereof, Messrs. Vincent Viola and David Brooks own 45.9% of the Company’s outstanding common stock on a fully diluted basis. Vincent Viola, the largest shareholder of the Company, currently owns 37.3% of the Company’s outstanding common stock, and David Brooks, the Company’s Chairman of the Board and Chief Executive Officer, currently owns 8.6% of the Company’s common stock, each calculated on a fully diluted basis. Further, as of the date hereof, the Company’s other directors and executive officers currently own collectively approximately 12.2% of the Company’s outstanding common stock as a result, these individuals will be able to control the election of its board of directors and otherwise exert controlling influence in the Company’s management and policies. Further, given the large ownership position of these individuals, it will be difficult for any other shareholder to elect members to the Company’s board of directors or otherwise influence the Company’s management or direction.
In addition, three of the Company’s directors have close professional and personal ties to Vincent Viola, the Company’s largest shareholder. Doug Cifu is the President and Chief Operating Officer of Virtu Financial, LLC, Mr. Viola’s primary operating entity; Torry Berntsen, the Company’s President and Chief Operating Officer, was formerly Vice Chairman of Virtu Management, LLC, Mr. Viola’s family investment vehicle; and Michael Viola is the son of Vincent Viola. Further, David Brooks, the Company’s Chairman and Chief Executive Officer, has a 25 year history of ownership and operation of Independent Bank with Vincent Viola; and he has joint investments with Mr. Viola outside of the Company. Given these close relationships, even though he will not serve on the Company’s board, Mr. Viola has and will continue to have a large influence over the direction and operation of the Company.

The Company’s corporate organizational documents and the provisions of Texas law to which the Company is subject contain certain provisions that could have an anti-takeover effect and may delay, make more difficult or prevent an attempted acquisition of the Company that you may favor.
The Company’s certificate of formation and bylaws contain various provisions that could have an anti-takeover effect and may delay, discourage or prevent an attempted acquisition or change in control of the Company. These provisions include:

•	staggered terms for directors;

•	a provision that directors cannot be removed except for cause;

•
a provision that any special meeting of the Company’s shareholders may be called only by a majority of the Company’s board of directors, the Chairman or a holder or group of holders of at least 20% of the Company’s shares entitled to vote at such special meeting;

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

The Company’s certificate of formation provides for noncumulative voting for directors and authorizes the board of directors to issue shares of its preferred stock without shareholder approval and upon such terms as the board of directors may determine. The issuance of the Company’s preferred stock, while providing desirable flexibility in connection with possible acquisitions, financings and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a controlling interest in the Company. In addition, certain provisions of Texas law, including a provision which restricts certain business combinations between a Texas corporation and certain affiliated shareholders, may delay, discourage or prevent an attempted acquisition or change in control of the Company. Also, the Company’s certificate of formation prohibits shareholder action by written consent.
The holders of the Company’s debt obligations and any shares of the Company’s preferred stock that may be outstanding in the future will have priority over the Company’s common stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of interest and preferred dividends.
Upon the liquidation, dissolution or winding up of the Company, holders of the Company’s common stock will not be entitled to receive any payment or other distribution of assets until after all of the Company’s obligations to the Company’s debt holders have been satisfied and holders of trust preferred securities have received any payment or distribution due to them. In addition, the Company is required to pay interest on the Company’s subordinated debentures and junior subordinated debentures issued in connection with the Company’s trust preferred securities before the Company pays any dividends on the Company’s common stock. Furthermore, while the Company has no shares of preferred stock outstanding, the Company’s board of directors may also, in its sole discretion, designate and issue one or more series of preferred stock from the Company’s authorized and unissued preferred stock, which may have preferences with respect to common stock in dissolution, dividends, liquidation or otherwise.
In connection with the completion of the BOH Holdings merger, the Company currently intends to exchange shares of BOH Holdings Series C preferred stock held by the U.S. Treasury for shares of the Company’s preferred stock with generally equivalent rights, preferences, privileges and voting powers. If this exchange occurs, Independent will be obligated to pay the holders of the newly issued preferred stock quarterly dividends. The exchange of the BOH Holdings Series C preferred stock for the Company’s preferred stock is subject to prior review and acceptance by the U.S. Treasury. The Company currently is discussing the exchange process with the U.S. Treasury. While the exact rights and preferences of holders of such newly designated preferred stock have not been determined, it is expected that holders would, among other things, be entitled to quarterly dividends on their shares of such newly designated preferred stock, rank senior to the Company’s common stock with respect to dividend rights and rights upon winding up and termination of the Company, and hold certain rights to consent prior to the Company engaging in certain extraordinary corporate transactions, and, in some instances, would hold the right to designate persons as observers or members of the Company’s board of directors.

Prior to April 1, 2013, the Company was treated as an S corporation under Sections 1361 through 1379 of the Internal Revenue Code of 1986, as amended, and claims of taxing authorities related to the Company’s prior status as an S corporation could harm the Company.
On April 1, 2013, the Company’s prior status as an S corporation status terminated and the Company is now treated as a C corporation under the Internal Revenue Code of 1986, as amended, which is applicable to most corporations. As a result, the

Internal Revenue Service treats the Company as an entity that is separate and distinct from its shareholders. If the unaudited, open tax years in which the Company was an S corporation are audited by the Internal Revenue Service and the Company is determined not to have qualified for, or to have violated, the Company’s S corporation status, the Company would then be obligated to pay back taxes, interest and penalties, and the Company would not have the right to reclaim tax distributions that the Company previously made to the Company’s shareholders during those periods. These amounts could include taxes on all of the Company’s taxable income while the Company was an S corporation. Any such claims could result in additional costs to the Company and could have a material adverse effect on the Company’s results of operations and financial condition.
The Company has entered into tax indemnification agreements with the persons holding shares of the Company’s common stock immediately prior to the consummation of the Company’s initial public offering, including Messrs. Vincent Viola and David Brooks, and the Company could become obligated to make payments to them for any additional federal, state or local income taxes assessed against them for fiscal periods prior to the completion of the Company’s initial public offering.
Prior to April 1, 2013, the Company had been treated as an S corporation for U.S. federal income tax purposes. In connection with the Company’s initial public offering, the Company’s S corporation status terminated and the Company is now subject to federal and increased state income taxes. In the event of an adjustment to the Company’s reported taxable income for a period or periods prior to termination of the Company’s S corporation status, the Company’s existing shareholders could be liable for additional income taxes for those prior periods. Therefore, the Company has entered into tax indemnification agreements with the persons holding shares of the Company’s common stock immediately prior to the consummation of the Company’s initial public offering. Pursuant to those agreements, the Company has agreed that upon filing any tax return (amended or otherwise), or in the event of any restatement of the Company’s taxable income, in each case for any period during which the Company was an S corporation, the Company will make a payment to each shareholder on a pro rata basis in an amount sufficient so that the shareholder with the highest incremental estimated tax liability (calculated as if the shareholder would be taxable on its allocable share of the Company’s taxable income at the highest applicable federal, state and local tax rates and taking into account all amounts the Company previously distributed in respect of taxes for the relevant period) receives a payment equal to that shareholder’s incremental tax liability. The Company has also agreed to indemnify the shareholders for any interest, penalties, losses, costs or expenses (including reasonable attorneys’ fees) arising out of any claim under the agreements.
The Company is an emerging growth company, and the Company cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the Company’s common stock less attractive to investors.
The Company is an “emerging growth company,” as defined in the JOBS Act, and the Company is taking advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, even if the Company complies with the greater obligations of public companies that are not emerging growth companies, the Company may avail itself of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as the Company is an emerging growth company. The Company will remain an emerging growth company for up to five years, though the Company may cease to be an emerging growth company earlier under certain circumstances, including if, before the end of such five years, the Company is deemed to be a large accelerated filer under the rules of the SEC (which depends on, among other things, having a market value of common stock held by nonaffiliates in excess of $700 million). Investors and securities analysts may find it more difficult to evaluate the Company’s common stock because the Company will rely on one or more of these exemptions, and, as a result, investor confidence and the market price of the Company’s common stock may be materially and adversely affected.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to nonemerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make the Company’s financial statements not comparable with those of another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period because of the potential differences in accounting standards used.

An investment in the Company’s common stock is not an insured deposit and is not guaranteed by the FDIC, so you could lose some or all of your investment.
An investment in the Company’s common stock is not a bank deposit and, therefore, is not insured against loss or guaranteed by the FDIC, any other deposit insurance fund or by any other public or private entity. An investment in the Company’s common stock is inherently risky for the reasons described herein.
Risks Related to the Business Environment and the Company’s Industry
Legislative and regulatory actions taken now or in the future may increase the Company’s costs and impact the Company’s business, governance structure, financial condition or results of operations.
The Company and the Company’s subsidiaries are subject to extensive regulation by multiple regulatory bodies. These regulations may affect the manner and terms of delivery of the Company’s services. If the Company does not comply with governmental regulations, the Company may be subject to fines, penalties, lawsuits or material restrictions on the Company’s businesses in the jurisdiction where the violation occurred, which may adversely affect the Company’s business operations. Changes in these regulations can significantly affect the services that the Company provides as well as the Company’s costs of compliance with such regulations. In addition, adverse publicity and damage to the Company’s reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect the Company’s ability to attract and retain customers.
Current economic conditions, particularly in the financial markets, have resulted in government regulatory agencies and political bodies placing increased focus and scrutiny on the financial services industry. The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act and the regulations thereunder affect large and small financial institutions similarly, including several provisions that will affect how community banks, thrifts and small bank and thrift holding companies will be regulated in the future.
The Dodd-Frank Act, among other things, imposes new capital requirements on bank holding companies and expands the FDIC’s authority to raise deposit insurance premiums paid by insured deposition institutions. The legislation also calls for the FDIC to raise the ratio of reserves to deposits from 1.15% to 1.35% for deposit insurance purposes by September 30, 2020 and to “offset the effect” of increased assessments on insured depository institutions with assets of less than $10.0 billion.
The Collins Amendment to the Dodd-Frank Act, among other things, eliminates certain trust preferred securities from Tier 1 capital, although certain trust preferred securities issued prior to May 19, 2010 by bank holding companies with total consolidated assets of $15 billion or less will continue to be includable in Tier 1 capital. This provision also requires the federal banking agencies to establish minimum leverage and risk-based capital requirements that will apply to both insured banks and their holding companies. The ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Company in particular, is uncertain at this time.
On July 2, 2013, the Federal Reserve approved a final rule implementing the revised capital standards of the Basel Committee on Banking Supervision, commonly known as “Basel III,” as well as additional capital reforms required by the Dodd-Frank Act. Certain requirements of this final rule first apply to the Company and Independent Bank on January 1, 2015. This final rule, once fully phased in by 2021, requires bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.
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
Federal and state regulatory agencies frequently adopt changes to their regulations or change the manner in which existing regulations are applied. Certain aspects of current or proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of the Company’s business activities, require more oversight or change certain of the Company’s business practices, including the ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose the Company to additional costs, including increased compliance costs. These changes also may require the Company to invest significant management attention and resources to make any necessary changes to operations in order to comply, and could therefore also materially and adversely affect the Company’s business, financial condition and results of operations.
The Company cannot determine whether additional proposals and legislation will be adopted, or the ultimate effect that such proposals and legislation, if enacted, or regulations issued to implement the same, would have upon the Company’s business, financial condition or results of operations. Also, in recent years, regulatory oversight and enforcement have increased substantially, imposing additional costs and increasing the potential risks associated with the Company’s operations. If these regulatory trends continue, they could adversely affect the Company’s business and, in turn, the Company’s consolidated results of operations.
Monetary policies and regulations of the Federal Reserve could adversely affect the Company’s business, financial condition and results of operations.
In addition to being affected by general economic conditions, the Company’s earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, adjustments of the discount rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.
The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon the Company’s business, financial condition and results of operations cannot be predicted.
The Federal Reserve may require the Company to commit capital resources to support Independent Bank.
The Federal Reserve, which examines the Company and Independent Bank, requires a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. In addition, the Dodd-Frank Act directs the federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as a source of strength for the institution. Under these requirements, in the future, the Company could be required to provide financial assistance to Independent Bank if it experiences financial distress.
A capital injection may be required at times when the Company does not have the resources to provide it, and therefore the Company may be required to borrow the funds. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing that must be done by the holding company in order to make the required capital injection becomes more difficult and expensive and will adversely impact the holding company’s cash flows, financial condition, results of operations and prospects.
Federal banking agencies periodically conduct examinations of the Company’s business, including compliance with laws and regulations, and the Company’s failure to comply with any supervisory actions to which the Company becomes subject as a result of such examinations could materially and adversely affect the Company.
Texas and federal banking agencies periodically conduct examinations of the Company’s business, including compliance with laws and regulations. If, as a result of an examination, a Texas or federal banking agency were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Company’s operations had become unsatisfactory, or that the Company or its management was in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in the Company’s capital, to restrict the Company’s growth, to assess civil monetary penalties against Independent Bank, the Company’s officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Company’s deposit insurance. If the Company becomes subject to such regulatory actions, the Company could be materially and adversely affected.

The Company may be required to pay significantly higher FDIC deposit insurance assessments in the future, which could materially and adversely affect the Company.
Recent insured depository institution failures have significantly increased the loss provisions of the FDIC, resulting in a decline in the designated reserve ratio of the FDIC in recent years. These developments have caused the FDIC premiums to increase and may result in increased assessments in the future.
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
The final rule provides the FDIC’s board with the flexibility to adopt actual rates that are higher or lower than the total base assessment rates adopted on February 7, 2011 without notice and comment, if certain conditions are met. An increase in the assessment rates could materially and adversely affect the Company.
The Company may be materially and adversely affected by the creditworthiness and liquidity of other financial institutions.
Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. The Company has exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional customers. Many of these transactions expose the Company to credit risk in the event of a default by a counterparty or customer. In addition, the Company’s credit risk may be exacerbated when the collateral held by the Company cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Company. Any such losses could have a material adverse effect on the Company.
The recent repeal of federal prohibitions on payment of interest on commercial demand deposits could increase the Company’s interest expense, which could have a material adverse effect on the Company.
All federal prohibitions on the ability of financial institutions to pay interest on commercial demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, financial institutions were able to offer interest on commercial demand deposits to compete for customers. The Company’s interest expense would increase and the Company’s net interest margin could decrease if the Company begins offering interest on commercial demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on the Company.
The Company faces a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.
The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the Treasury to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. If the Company’s policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that the Company has already acquired or may acquire in the future are deficient, the Company would be subject to liability, including fines and regulatory actions such as restrictions on the Company’s ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of the Company’s business plan, including the Company’s acquisition plans, which would negatively impact the Company’s business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for the Company.

There are substantial regulatory limitations on changes of control of bank holding companies.
With certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10% (5% if the acquirer is a bank holding company) of any class of the Company’s voting stock or obtaining the ability to control in any manner the election of a majority of the Company’s directors or otherwise direct the management or policies of the Company’s company without prior notice or application to and the approval of the Federal Reserve. Accordingly, prospective investors need to be aware of and comply with these requirements, if applicable, in connection with any purchase of shares of the Company’s common stock. These provisions effectively inhibit certain mergers or other business combinations, which, in turn, could adversely affect the market price of the Company’s common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Company owns its corporate headquarters, which is a 62,000 square foot, four story office building located at 1600 Redbud Blvd., Suite 400, McKinney, Texas 75069, and serves as Independent Bank’s home office. The Company’s building is the most prominent office building in McKinney, providing significant visibility which enhances the Company’s brand in Collin County. The Company’s recent remodeling of the building won U.S. Green Building Council’s “2010 LEED Silver Certification.” In addition to the foregoing, the Company operates banking offices at the following locations:

Dallas/North Texas Region			Austin/Central Region
Location	Own or Lease	Sq. Ft.	Location	Own or Lease	Sq. Ft.
Collin County			Travis County
McKinney (Redbud) (1)	Own	3,542 (1)	Austin Branch	Own	10,328
McKinney (Craig Drive)	Own	9,640	Lakeway Branch	Own	3,500
McKinney (Adriatica)	Own	5,524	Manor Branch	Own	5,231
Anna Branch	Own	5,678	Williamson County
Celina Branch	Own	6,959	Georgetown Branch	Own	5,760
Farmersville Branch	Own	11,911 (Main)	Round Rock Branch	Own	5,226
		2,760 (Drive Thru)	McLennan County
Lavon Branch	Own	3,608	Bosque Branch	Own	5,100
Plano Branch	Lease	8,884	Elm Mott Branch (2)	Own	2,655
Princeton Branch	Own	5,790	Woodway Branch	Lease	4,787
Prosper Branch	Own	5,310
Dallas County
Coppell Branch	Own	8,898
Dallas Branch	Lease	5,148
Live Oak Branch	Own	5,719
Denton County
Denton Branch	Own	5,109
Highland Village Branch	Own	12,962
Little Elm Branch	Own	3,500
Grayson County
Collinsville Branch	Own	5,105
Denison Branch	Own	11,732
Howe Branch	Own	6,380
Sherman Branch	Own	3,874
Van Alstyne Branch	Own	4,554
Whitewright Branch	Own	4,292

(1)	The Redbud branch is located on the ground floor of Independent’s headquarters office building.

(2)	The Elm Mott branch is scheduled to be closed on April 25, 2014.

The Company believes that the leases to which the Company is subject are generally on terms consistent with prevailing market terms. With the exception of the Company’s Woodway Branch in Waco (see “Certain Relationships and Related Transactions and Director Independence” incorporated by reference into Part III, Item 13), none of the leases are with the Company’s directors, officers, beneficial owners of more than 5% of the Company’s voting securities or any affiliates of the foregoing. The Company believes that the Company’s facilities are in good condition and are adequate to meet the Company’s operating needs for the foreseeable future.
Item 3. LEGAL PROCEEDINGS
In the normal course of business, the Company is named or threatened to be named as a defendant in various lawsuits. Management, following consultation with legal counsel, does not expect the ultimate disposition of any or a combination of these matters to have a material adverse effect on the Company’s business. Independent Bank is currently subject to the following legal proceedings:
Independent Bank is subject to a legal proceeding related to a lending relationship inherited by Independent Bank in connection with the acquisition of The Community Group, Inc. and its subsidiary, United Community Bank N.A., or UCB, that was consummated effective October 1, 2012. UCB established a $350,000 line of credit for a guarantor to pay for deficiencies arising from loans made to a related borrower. John Ganter, the guarantor, filed a lawsuit on November 21, 2012, in the 298th District Court of Texas alleging fraud by UCB seeking a restraining order to prevent Independent Bank from realizing on the collateral securing the line of credit and a judgment that the line of credit is unenforceable. The court denied the plaintiff’s request for a temporary injunction, the restraining order lapsed, and Independent Bank foreclosed on and sold the collateral to satisfy the line of credit. Independent Bank has filed a counterclaim against the plaintiff for deficiencies on other indebtedness guaranteed by the plaintiff and for payment of legal fees. Independent Bank is preparing a motion for summary judgment and otherwise continues to defend this lawsuit.

ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Market Prices
From April 3, 2013 through December 31, 2013, the Company common stock was listed for trading on the NASDAQ Global Market under the symbol “IBTX.” On January 2, 2014, the Company common stock started trading on the NASDAQ Global Select Market. Quotations of the sales volume and the closing sales prices of the common stock of the Company are listed daily in the NASDAQ Global Select Market’s listings. As of March 25, 2014, there were 236 holders of record for the Company's common stock.
The following table sets forth, for the periods indicated, the high and low intraday sales prices for the Company common stock as reported by the NASDAQ Global Market:

	High	Low
Quarter ended June 30, 2013 (beginning April 3, 2013)	$31.66	$26.00
Quarter ended September 30, 2013	37.69	29.20
Quarter ended December 31, 2013	50.58	35.67

Quarter ending March 31, 2014 (through March 25, 2014)	$58.68	$48.54

Prior to April 3, 2013, there was no established public trading market for the Company common stock. However, the Company occasionally became aware of trades and transactions in its common stock and in certain instances the prices at which these trades were executed. Due to the limited information available, the following price information may not accurately reflect the actual market value of the shares of the Company common stock during the applicable period. The following data includes trades between individual investors and the Company and between shareholders of the Company. It does not include restricted stock issued by the Company to employees as awards under its equity incentive plan. The following table sets forth the per share price paid in connection with sales of its common stock for each quarter during 2012 and the first quarter of 2013 through the date indicated as adjusted to give pro forma effect to the Company’s 3.2‑for‑1 stock split that was effective as of February 22, 2013:

	Sales Price	Number of Trades	Number of Shares Traded
Quarter ended March 31, 2012(1)	$—	—	—
Quarter ended June 30, 2012	—	—	—
Quarter ended September 30, 2012(2)(3)	31.25	6	6,630
Quarter ended December 31,2012(4)	—	—	—

First Quarter 2013 (through April 2, 2013)	$—	—	—

(1)
Excludes the sale of 992,000 shares of the Company common stock to its existing shareholders and accredited investors at a price of $20.31 per share, with such price determined by the Company’s board of directors.

(2)
Reflects the purchase of shares by the Company to remain within the S corporation limitation regarding the maximum number of shareholders in anticipation of the acquisition of the Community Group, Inc. (CGI). The price was determined by the Company’s board of directors.

(3)
Excludes the sale of 246,160 shares of the Company common stock by the Company to its existing shareholders and accredited investors at a price of $20.31 per share to fund a portion of the CGI acquisition. The price was determined by the Company’s board of directors, consistent with the negotiated price of the shares issued to the target shareholders in such acquisition.

(4)
Excludes the issuance of 182,221 shares of the Company common stock to the shareholders of CGI in connection with the acquisition of that entity. The shares issued as merger consideration were valued between the parties at $20.31 per share.

These figures represent actual transfers or issuances of the Company common stock reflected on its stock transfer records. Because the Company may not become aware of all trades of its common stock prior to April 3, 2013, the immediately preceding table may not include all trades that occurred during the reported periods. The prices given in that table are the result of limited trading and may not be representative of the actual value of the Company common stock during the applicable period. In addition, in most instances, the Company does not have actual knowledge of the prices at which the shares of the Company common stock reflected in the immediately preceding table were sold and in providing this information has relied in most cases on comments made by a third party without its independent verification.
Dividends
The following table summarizes the cash dividends paid for the interim period through March 25, 2014 and for the quarterly periods in the years ended December 31, 2013 and 2012.

Cash Dividends Declared per Share
For the Quarter Ending March 31, 2014 (through March 25, 2014)	$0.06

For the Quarter Ended December 31, 2013	0.06
For the Quarter Ended September 30, 2013	0.06
For the Quarter Ended June 30, 2013	—
For the Quarter Ended March 31, 2013 [1]	0.65

For the Quarter Ended December 31, 2012 [1]	0.38
For the Quarter Ended September 30, 2012 [1]	0.29
For the Quarter Ended June 30, 2012 [1]	0.25
For the Quarter Ended March 31, 2012 [1]	0.20
1 Although the Company was not subject to corporate federal income tax prior to April 1, 2013, the Company made periodic cash distributions to its shareholders in amounts estimated to be necessary for them to pay their estimated U.S. federal income tax liabilities related to the items of the Company's income, gain, deductions and losses allocated to each of the Company's shareholders. The aggregate amount of such cash distributions equaled approximately 35% of the Company's taxable net income for the related period.
The Company currently expects to continue to pay (when, as and if declared by the Company’s board of directors out of funds legally available for that purpose and subject to regulatory restrictions) regular quarterly cash dividends on its common stock; however, there can be no assurance that the Company will continue to pay dividends in the future. Future dividends on the Company common stock will depend upon its earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, its ability to service any equity or debt obligations senior to the common stock (including the Company's proposed preferred stock discussed below) and other factors deemed relevant by the board of directors of the Company.
In connection with the completion of the BOH Holdings merger, the Company currently intends to exchange shares of BOH Holdings Series C preferred stock held by the U.S. Treasury for shares of the Company’s preferred stock with generally equivalent rights, preferences, privileges and voting powers. If this exchange occurs, holders of the proposed newly designated preferred stock would, among other things, rank senior to holders of the Company’s common stock with respect to dividend rights and be entitled to quarterly dividends on their shares of such newly designated preferred stock.
As a holding company, the Company is ultimately dependent upon its subsidiaries particularly Independent Bank, to provide funding for its operating expenses, debt service and dividends. Various banking laws applicable to Independent Bank limit the payment of dividends and other distributions by Independent Bank to the Company, and may therefore limit the Company’s ability to pay dividends on its common stock and proposed preferred stock. If required payments on the Company’s outstanding junior subordinated debentures held by its unconsolidated subsidiary trusts are not made or are suspended, the Company would be prohibited from paying dividends on its common stock and proposed preferred stock. Regulatory authorities could impose administratively stricter limitations on the ability of Independent Bank to pay dividends to the Company if such limits were deemed appropriate to preserve certain capital adequacy requirements.
Recent Sales of Unregistered Securities
None.

Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of December 31, 2013, regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	N/A	673,680
Equity compensation plans not approved by security holders	—	N/A	—

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Performance Graph
The following Performance Graph compares the cumulative total shareholder return on the Company’s common stock for the period beginning at the close of trading on April 3, 2013 (the end of the first day of trading of the Company’s common stock on the NASDAQ Global Market) to December 31, 2013, with the cumulative total return of the S&P 500 Total Return Index and NASDAQ Bank Index for the same period. Dividend reinvestment has been assumed. The Performance Graph assumes $100 invested on April 3, 2013, in the Company’s common stock, the S&P 500 Total Return Index and NASDAQ Bank Index. The historical stock price performance for the Company’s common stock shown on the graph below is not necessarily indicative of future stock performance.

Comparison of Cumulative Total Return*
Among Independent Bank Group, Inc., the S&P 500 Index and the NASDAQ Bank Index

*	$100 invested on April 3, 2013, in stock or index, including investment of dividends. Fiscal year ended December 31.

	April 3, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Independent Bank Group, Inc.	$100	$103.54	$122.83	$169.65
S&P 500	100	103.91	109.36	120.86
NASDAQ Bank	100	109.28	114.90	128.58

(Copyright © 2014 Standard & Poor’s Capital IQ, a division of The McGraw-Hill Companies, Inc. All rights reserved.)
www.spcapitaliq.com)

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data of the Company for, and as of, the end of each of the years in the five-year period ended December 31, 2013, is derived from and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.
You should read the following financial information relating to the Company in conjunction with other information contained in this Annual Report on Form 10-K, including the information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7, beginning on page 42 and the consolidated financial statements of the Company and related accompanying notes included elsewhere in this Annual Report on Form 10-K. The Company’s historical results for any prior period are not necessarily indicative of results to be expected in any future period. As described elsewhere in this Annual Report on Form 10-K, the Company has consummated several acquisitions in recent fiscal periods. The results and other financial information of those acquired operations are not included in the information below for the periods prior to their respective acquisition dates and, therefore, the results for these prior periods are not comparable in all respects and may not be predictive of the Company’s future results. In addition, the selected financial information in the table immediately below does not include, on any basis, the results or financial condition for any period or as of any date of BOH Holdings, Live Oak Financial or of any other entity the acquisition of which may be consummated by the Company after December 31, 2013.

	As of and for the Year Ended December 31,
(dollars in thousands except per share)	2013	2012	2011	2010	2009
Selected Income Statement Data
Interest income	$87,214	$71,890	$59,639	$51,734	$48,747
Interest expense	12,281	13,337	13,358	13,669	15,721
Net interest income	74,933	58,553	46,281	38,065	33,026
Provision for loan losses	3,822	3,184	1,650	4,043	3,446
Net interest income after provision for loan losses	71,111	55,369	44,631	34,022	29,580
Noninterest income (excluding acquisition gains)	11,021	9,168	7,708	5,464	5,212
Gain on acquisitions	—	—	—	6,692	—
Noninterest expense	57,671	47,160	38,639	33,062	27,136
Net income	19,800	17,377	13,700	13,116	7,656
Pro forma net income (1) (unaudited)	16,174	12,147	9,357	8,775	5,189
Per Share Data (Common Stock)(2)
Earnings:
Basic	$1.78	$2.23	$2.00	$1.95	$1.29
Diluted (3)	1.77	2.23	2.00	1.95	1.29
Pro forma earnings:(1) (unaudited)
Basic	1.45	1.56	1.37	1.31	0.87
Diluted (3)	1.44	1.56	1.37	1.31	0.87
Dividends (4)	0.77	1.12	0.89	0.63	0.57
Book value (5)	18.96	15.06	12.55	11.13	9.43
Tangible book value (6)	15.89	11.19	10.53	9.02	7.44
Selected Period End Balance Sheet Data
Total assets	$2,163,984	$1,740,060	$1,254,377	$1,098,216	$905,115
Cash and cash equivalents	93,054	102,290	56,654	86,346	58,089
Securities available for sale	194,038	113,355	93,991	52,611	3,182
Total loans (gross)	1,712.583	1,378,676	988,671	860,128	724,709
Allowance for loan losses	13,960	11,478	9,060	8,403	6,742
Goodwill and core deposit intangible	37,852	31.993	13,886	14,453	13,136
Other real estate owned	3,322	6.819	8,392	7,854	5,623
Adriatica real estate owned (7)	—	9,727	16,065	—	—
Noninterest-bearing deposits	302,756	259,664	168,849	133,307	114,880
Interest-bearing deposits	1,407,563	1,131,076	861,635	794,236	608,672
Borrowings (other than junior subordinated debentures)	195,214	201,118	118,086	75,656	101,682
Junior subordinated debentures (8)	18,147	18,147	14,538	14,538	14,538
Total stockholders’ equity	233,772	124,510	85,997	76,044	62,479
Selected Performance Metrics
Return on average assets(9)	1.04%	1.17%	1.16%	1.35%	0.87%
Return on average equity (9)	9.90	16.54	17.36	19.19	15.75
Pro forma return on average assets(1) (9) (unaudited)	0.85	0.82	0.79	0.91	0.59
Pro forma return on average equity(1) (9) (unaudited)	8.09	11.56	11.86	12.84	10.68
Net interest margin (10)	4.30	4.40	4.42	4.43	4.29
Efficiency ratio (11)	67.10	69.64	71.57	75.95	70.97
Dividend payout ratio (12)	14.20	11.89	13.26	13.54	20.04
Credit Quality Ratios
Nonperforming assets to total assets	0.47%	1.59%	2.85%	2.19%	1.92%
Nonperforming loans to total loans (13)	0.39	0.81	1.14	1.89	1.62
Allowance for loan losses to nonperforming loans (13)	205.93	104.02	80.32	51.93	57.61
Allowance for loan losses to total loans	0.81	0.83	0.92	0.98	0.93
Net charge-offs to average loans outstanding (unaudited)	0.09	0.06	0.11	0.31	0.21
Capital Ratios
Tier 1 capital to average assets	10.71%	6.45%	6.89%	6.98%	7.22%
Tier 1 capital to risk-weighted assets (14)	12.64	8.22	8.59	8.88	8.93
Total capital to risk-weighted assets (14)	13.83	10.51	11.19	11.10	11.24
Total stockholders’ equity to total assets	10.80	7.16	6.86	6.92	6.90
Tangible common equity to tangible assets (15)	9.21	5.42	5.81	5.68	5.53

(1)
Prior to April 1, 2013, the Company elected to be taxed for federal income tax purposes as an S corporation under the provisions of Sections 1361 through 1379 of the Internal Revenue Code of 1986, as amended, and, as a result, the Company did not pay U.S. federal income taxes and has not been required to make any provision or recognize any liability for federal income tax in its consolidated financial statements for any period ended on or before March 31, 2013. As of April 1, 2013, the Company terminated its S corporation election and commenced being subject to federal income taxation as a C corporation. The Company has calculated its pro forma net income, pro forma earnings per share on a basic and diluted basis, pro forma return on average assets and pro forma return on average equity for each period presented by calculating a pro forma provision for federal income taxes using an assumed annual effective federal income tax rate of 33.9%, 30.1%, 31.7%, 33.1% and 32.2% for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively, and adjusting its historical net income for each period presented to give effect to the pro forma provision for federal income taxes for such period.

(2)
The per share amounts and the weighted average shares outstanding for each of the periods shown have been adjusted to give effect to the 3.2-for-one split of the shares of the Company’s common stock that was effective as of February 22, 2013.

(3)
The Company calculates its diluted earnings per share for each period shown as its net income divided by the weighted-average number of its common shares outstanding during the relevant period adjusted for the dilutive effect of its outstanding warrants to purchase shares of common stock. The increase in 2013 largely relates to the Company’s initial public offering. See Note 1 to the Company’s consolidated financial statements appearing elsewhere in this Annual Report on Form 10‑K for more information regarding the dilutive effect of its outstanding warrants and regarding certain nonvested shares of common stock, the effect of which is anti-dilutive. Earnings per share on a basic and diluted basis and pro forma earnings per share on a basic and diluted basis were calculated using the following outstanding share amounts:

	As of December 31,
	2013	2012	2011	2010	2009
Weighted average shares outstanding-basic	10,921,777	7,626,205	6,668,534	6,518,224	5,667,360
Weighted average shares outstanding-diluted	10,990,245	7,649,366	6,675,078	6,518,224	5,667,360

(4)
Dividends declared include quarterly cash distributions paid to the Company’s shareholders in the relevant period to provide them with funds to pay their federal income tax liabilities incurred as a result of the pass-through of the Company’s net taxable income for the first three months of the year ended December 31, 2013 and for each other such period shown to its shareholders as holders of shares in an S corporation for federal income tax purposes. The aggregate amounts of such cash distributions relating to the payment of tax liabilities were $0.52 per share, $0.85 per share, $0.63 per share, $0.36 per share and $0.30 per share for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

(5)
Book value per share equals the Company’s total stockholders’ equity as of the date presented divided by the number of shares of its common stock outstanding as of the date presented. The number of shares of its common stock outstanding as of December 31, 2013, 2012, 2011, 2010 and 2009 was 12,330,158 shares, 8,269,707 shares, 6,850,288 shares, 6,832,323 shares and 6,628,056 shares, respectively.

(6)
The Company calculates tangible book value per share as of the end of a period as total stockholders’ equity less goodwill and other intangible assets at the end of the relevant period divided by the outstanding number of shares of its common stock at the end of that period. Tangible book value is a non-GAAP financial measure, and, as the Company calculates tangible book value, the most directly comparable GAAP financial measure is total stockholders’ equity. See the Company’s reconciliation of non-GAAP financial measures presented in the foregoing selected financial information to their most directly comparable GAAP financial measures under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures” in Part II, Item 7.

(7)	See “Business-IBG Adriatica” in Part I, Item 1, for information regarding the real property owned by the Company’s subsidiary, IBG Adriatica.

(8)
Each of five wholly owned, but nonconsolidated, subsidiaries of the Company holds a series of the Company’s junior subordinated debentures purchased by the subsidiary in connection with, and paid for with the proceeds of, the issuance of trust issued preferred securities by that subsidiary. The Company has guaranteed the payment of the amounts payable under each of those issues of trust preferred securities.

(9)
The Company has calculated its return on average assets and return on average equity for a period by dividing net income for that period by its average assets and average equity, as the case may be, for that period. The Company has calculated its pro forma return on average assets and pro forma return on average equity for a period by calculating its pro forma net income for that period as described in note 1 above and dividing that by its average assets and average equity, as the case be, for that period. The Company calculates its average assets and average equity for a period by dividing the sum of its total asset balance or total stockholder’s equity balance, as the case may be, as of the close of business on each day in the relevant period and dividing by the number of days in the period.

(10)	Net interest margin for a period represents net interest income for that period divided by average interest-earning assets for that period.

(11)
Efficiency ratio for a period represents noninterest expenses for that period divided by the sum of net interest income and noninterest income for that period, excluding bargain purchase gains recognized in connection with certain of the Company’s acquisitions and realized gains or losses from sales of investment securities for that period.

(12)
The Company calculates its dividend payout ratio for each period presented as the dividends paid per share for such period (excluding cash distributions made to shareholders in connection with tax liabilities as described in note (4) above) divided by its basic earnings per share for such period.

(13)	Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest, and accruing loans modified under troubled debt restructurings.

(14)	The Company calculates its risk-weighted assets using the standardized method of the Basel II Framework, as implemented by the Federal Reserve and the FDIC.

(15)
The Company calculates tangible common equity as of the end of a period as total stockholders’ equity less goodwill and other intangible assets as of the end of the period and calculates tangible assets as of the end of a period as total assets less goodwill and other intangible assets as of the end of the period. Tangible common equity to tangible assets is a non-GAAP financial measure, and as the Company calculates tangible common equity to tangible assets, the most directly comparable GAAP financial measure is total stockholders’ equity to total assets. See the Company’s reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations-GAAP Financial Measure” in Part II, Item 7.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that the Company believes are reasonable but may prove to be inaccurate. Certain risks, uncertainties and other factors, including those set forth under “Risk Factors” in Part I, Item 1, and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. The Company assumes no obligation to update any of these forward-looking statements.

Cautionary Note Regarding Forward Looking Statements
This Annual Report on Form 10-K, our other filings with the SEC, and other press releases, documents, reports and announcements that we make, issue or publish may contain statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are statements or projections with respect to matters such as our future results of operations, including our future revenues, income, expenses, provision for taxes, effective tax rate, earnings per share and cash flows, our future capital expenditures and dividends, our future financial condition and changes therein, including changes in our loan portfolio and allowance for loan losses, our future capital structure or changes therein, the plan and objectives of management for future operations, our future or proposed acquisitions, the future or expected effect of acquisitions on our operations, results of operations and financial condition, our future economic performance and the statements of the assumptions underlying any such statement. Such statements are typically identified by the use in the statements of words or phrases such as “aim,” “anticipate,” “estimate,” “expect,” “goal,” “guidance,” “intend,” “is anticipated,” “is estimated,” “is expected,” “is intended,” “objective,” “plan,” “projected,” “projection,” “will affect,” “will be,” “will continue,” “will decrease,” “will grow,” “will impact,” “will increase,” “will incur,” “will reduce,” “will remain,” “will result,” “would be,” variations of such words or phrases (including where the word “could”, “may” or “would” is used rather than the word “will” in a phrase) and similar words and phrases indicating that the statement addresses some future result, occurrence, plan or objective. The forward-looking statements that we make are based on the Company’s current expectations and assumptions regarding its business, the economy, and other future conditions. Because forward-looking statements relate to future results and occurrences, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. The Company’s actual results may differ materially from those contemplated by the forward-looking statements, which are neither statements of historical fact nor guarantees or assurances of future performance. Many possible events or factors could affect the future financial results and performance of the Company and could cause such results or performance to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, the following:

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

•	governmental monetary and fiscal policies;

•	changes in the scope and cost of FDIC insurance and other coverage;

•
the effects of war or other conflicts, acts of terrorism (including cyber attacks) or other catastrophic events, including storms, droughts, tornadoes and flooding, that may affect general economic conditions; and

•	the other factors that are described in Part I, Item 1A. of this Annual Report on Form 10-K under the caption “Risk Factors.”

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

Overview
The Company was organized as a bank holding company in 2002. On January 1, 2009, the Company merged with Independent Bank Group Central Texas, Inc., and, since that time, the Company has pursued a strategy to create long-term shareholder value through organic growth of the Company’s community banking franchise in the Company’s market areas and through selective acquisitions of complementary banking institutions with operations in the Company’s market areas. On April 8, 2013, the Company consummated the initial public offering of its common stock for trading on the NASDAQ Global Market, but effective January 1, 2014, the Company’s common stock is traded on the NASDAQ Global Select Market.
The Company’s principal business is lending to and accepting deposits from businesses, professionals and individuals. The Company conducts all of the Company’s banking operations through Independent Bank. The Company derives its income principally from interest earned on loans and, to a lesser extent, income from securities available for sale. The Company also derives income from noninterest sources, such as fees received in connection with various deposit services and mortgage brokerage operations. From time to time, the Company also realizes gains on the sale of assets and, in some instances, gains on acquisitions. The Company’s principal expenses include interest expense on interest-bearing customer deposits, advances from the Federal Home Loan Bank of Dallas, or FHLB, and other borrowings, operating expenses, such as salaries, employee benefits, occupancy costs, data processing and communication costs, expenses associated with other real estate owned, other administrative expenses, provisions for loan losses and the Company’s assessment for FDIC deposit insurance.
The Company intends for this discussion and analysis to provide the reader with information that will assist in understanding the Company’s financial statements, the changes in certain key items in those financial statements from period to period and the primary factors that accounted for those changes. This discussion relates to the Company and its consolidated subsidiaries and should be read in conjunction with the Company’s consolidated financial statements as of December 31, 2013 and 2012 and for the fiscal years ended December 31, 2013, 2012 and 2011, and the accompanying notes, appearing elsewhere in this Annual Report on Form 10-K. The Company’s fiscal year ends on December 31.
Certain Events Affect Year-over-Year Comparability
Acquisitions. During 2013 and 2012, the Company completed three acquisitions. These acquisitions increased total assets, gross loans and deposits on their respective acquisition date as detailed below.

	Acquisition Date	Total Assets	Gross Loans	Deposits
I Bank Holding Company	April 1, 2012	$172.6 million	$116.9 million	$122.9 million
The Community Group	October 1, 2012	111.0 million	63.5 million	93.6 million
Collin Bank	November 29, 2013	167.8 million	72.6 million	111.2 million
The comparability of the Company's consolidated results of operations for the years ended December 31, 2013, 2012 and 2011 are affected by these acquisitions.
In addition, as of December 31, 2013, the Company had two acquisitions pending, Live Oak Financial Corp., which closed January 1, 2014 and BOH Holdings, which is expected to close in the second quarter of 2014. For more information on these acquisitions, see the Recent and Pending Acquisition sections as discussed in Part I, Item 1. Business.
The Company’s Initial Public Offering.
The Company consummated the initial public offering of its common stock in April 2013. The period-over-period comparability of certain aspects of the Company’s results of operations and the changes in the Company’s financial condition from December 31, 2012 to December 31, 2013 are affected by the issuance of 3,680,000 shares of the Company’s common stock in that offering and the Company's receipt of the net proceeds of the sale of those shares of the Company’s common stock. In particular, the period-over-period comparability of the Company’s earnings per share and return on equity is affected by such issuance of the shares in its initial public offering.
S Corporation Status
From its formation in 2002 through March 31, 2013, the Company elected to be taxed for federal income tax purposes as an S corporation under the provisions of Section 1361 through 1379 of the Internal Revenue Code. As a result, the Company’s net income was not subject to, and the Company did not pay, U.S. federal income taxes and the Company was not required to make any provision or recognize any liability for federal income tax in its financial statements for the periods ended on or prior to March 31, 2013. The Company terminated its status as an S corporation in connection with its initial public offering as of April 1, 2013. Starting April 1, 2013, the Company became subject to corporate federal income tax and the Company’s net income for each subsequent fiscal year and each subsequent interim period will reflect a provision for federal income taxes. As a result of that change in the Company’s status under the federal income tax laws, the net income and earnings per share data presented in the Company’s historical financial statements set forth elsewhere in this Annual Report on Form 10-K, which do not include any provision for federal income taxes, are not be comparable with the Company’s net income and earnings per share in periods in which the Company is taxed as a C corporation, which will be calculated by including a provision for federal income taxes.
Deferred tax assets and liabilities are, and in future periods will be, recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of any change in tax rates will be recognized in income in the quarter such change takes place. On April 1, 2013, the Company recorded an initial net deferred tax asset of $1.8 million to recognize the difference between the financial statement carrying amounts of assets and liabilities and their respective tax bases as of the date that the Company became a taxable corporate entity.

Discussion and Analysis of Results of Operations for the Fiscal Years Ended December 31, 2013 and December 31, 2012
The following discussion and analysis of the Company’s results of operations compares its results of operations for the fiscal year ended December 31, 2013 with its results of operations for the fiscal year ended December 31, 2012.
Results of Operations
For the fiscal year ended December 31, 2013, net income was $19.8 million ($1.77 per common share on a diluted basis) compared with $17.4 million ($2.23 per common share on a diluted basis) for the fiscal year ended December 31, 2012. The Company’s net income for the fiscal year ended December 31, 2013 was $18.0 million ($1.62 per common share on a diluted basis) after excluding the initial recording of the deferred tax benefit of $1.8 million due to the change in the Company’s taxable status effective April 1, 2013. The Company posted returns on average common equity of 9.90% and 16.54%, returns on average assets of 1.04% and 1.17% and efficiency ratios of 67.10% and 69.64% for the fiscal years ended December 31, 2013 and 2012, respectively. The efficiency ratio is calculated by dividing total noninterest expense (which does not include the provision for loan losses) by net interest income plus noninterest income. The Company's dividend payout ratio was 14.20% and 11.89% and the equity to assets ratio was 10.80% and 7.16% for the years ended December 31, 2013 and 2012, respectively.
Net Interest Income
The Company’s net interest income is its interest income, net of interest expenses. Changes in the balances of the Company’s earning assets and its deposits, FHLB advances and other borrowings, as well as changes in the market interest rates, affect the Company’s net interest income. The difference between the Company’s average yield on earning assets and its average rate paid for interest-bearing liabilities is its net interest spread. Noninterest-bearing sources of funds, such as demand deposits and stockholders’ equity, also support the Company’s earning assets. The impact of the noninterest-bearing sources of funds is reflected in the Company’s net interest margin, which is calculated as annualized net interest income divided by average earning assets.
Net interest income was $74.9 million for the fiscal year ended December 31, 2013, an increase of $16.4 million, or 28.0%, from $58.6 million at December 31, 2012. This increase is due primarily to a $412.2 million increase, or 31.0%, in average interest earning assets to $1.7 billion for the fiscal year ended December 31, 2013 compared to $1.3 billion for the fiscal year ended December 31, 2012. The greatest part of the increases in interest-earning assets and noninterest-bearing deposits occurred as a result of the acquisitions the Company completed in October 2012 and November 2013, while the balance of the increases came from organic loan and deposit growth. In addition, discount accretion on acquired loans of $1.4 million and $233 thousand is included in net interest income for the fiscal years ended December 31, 2013 and 2012, respectively. The significant increase in acquired loan accretion was primarily related to the unexpected payoff of four purchased acquired loans which had significant non-accretable discounts. The net interest margin for the fiscal year ended December 31, 2013 decreased 10 basis points to 4.30% compared to 4.40% for the fiscal year ended December 31, 2012. The average yield on interest earning assets decreased 40 basis points from 5.41% to 5.01%. The effect of this decrease was offset by a decrease in the average rate paid on interest bearing liabilities of 28 basis points from 1.14% to 0.86%. The average yield on interest earning assets would have been 4.93% for the fiscal year ended December 31, 2013 compared to 5.39% for the fiscal year ended December 31, 2012 without the effect of the discount accretion on acquired loans.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis.  The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the fiscal years ended December 31, 2013 and 2012. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances.

	For The Years Ended December 31,
	2013			2012
	Average Outstanding Balance (1)	Interest	Yield/ Rate	Average Outstanding Balance (1)	Interest	Yield/ Rate
(dollars in thousands)
Interest-earning assets:
Loans (1)	$1,502,817	$84,350	5.61%	$1,179,007	$69,494	5.89%
Taxable securities	95,259	1,516	1.59	73,731	1,288	1.75
Nontaxable securities	31,247	1,024	3.28	25,397	828	3.26
Federal funds sold and other	112,841	324	0.29	51,811	280	0.54
Total interest-earning assets	1,742,164	$87,214	5.01	1,329,946	$71,890	5.41
Noninterest-earning assets	158,748			157,668
Total assets	$1,900,912			$1,487,614
Interest-bearing liabilities:
Checking accounts	$734,475	$3,826	0.52	$579,495	$4,529	0.78
Savings accounts	114,699	373	0.33	110,118	710	0.64
Money market accounts	50,661	135	0.27	32,976	117	0.35
Certificates of deposit	334,269	2,640	0.79	285,564	2,995	1.05
Total deposits	1,234,104	6,974	0.57	1,008,153	8,351	0.83
FHLB advances	165,354	3,303	2.00	105,072	2,383	2.27
Notes payable and other borrowings	17,255	1,461	8.47	39,963	2,072	5.18
Junior subordinated debentures	18,147	543	2.99	15,260	531	3.48
Total interest-bearing liabilities	1,434,860	12,281	0.86	1,168,448	13,337	1.14
Noninterest-bearing checking accounts	259,432			203,248
Noninterest-bearing liabilities	6,626			10,863
Stockholders’ equity	199,994			105,055
Total liabilities and equity	$1,900,912			$1,487,614
Net interest income		$74,933			$58,553
Interest rate spread			4.15%			4.27%
Net interest margin (2)			4.30			4.40
Average interest earning assets to interest bearing liabilities			121.42			113.82

(1)	Average loan balances include nonaccrual loans.

(2)
Net interest margins for the periods presented represent: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.

Interest Rates and Operating Interest Differential. Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned on the Company’s interest-earning assets and the interest incurred on the Company’s interest-bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous year’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the prior year’s volume. For purpose of the following table, changes attributable to both volume and rate, which cannot be segregated, have been allocated to the changes due to volume and the changes due to rate in proportion to the relationship of the absolute dollar amount of change in each.

	For the Fiscal Year Ended December 31, 2013 vs. 2012
	Increase (Decrease) Due to		Total Increase (Decrease)
(dollars in thousands)	Volume	Rate
Interest-earning assets
Loans	$18,310	$(3,454)	$14,856
Taxable securities	350	(122)	228
Nontaxable securities	192	4	196
Federal funds sold and other	219	(175)	44
Total interest-earning assets	19,071	(3,747)	15,324
Interest-bearing liabilities
Checking accounts	$1,031	$(1,734)	$(703)
Savings accounts	28	(365)	(337)
Limited access money market accounts	52	(34)	18
Certificates of deposit	459	(814)	(355)
Total deposits	1,570	(2,947)	(1,377)
FHLB advances	1,232	(312)	920
Notes payable and other borrowings	(1,530)	919	(611)
Junior subordinated debentures	92	(80)	12
Total interest-bearing liabilities	1,364	(2,420)	(1,056)
Net interest income	$17,707	$(1,327)	$16,380

Interest Income. The Company’s total interest income increased $15.3 million, or 21.3%, to $87.2 million for the fiscal year ended December 31, 2013 from $71.9 million for the fiscal year ended December 31, 2012. The following table sets forth the major components of the Company’s interest income for the fiscal years ended December 31, 2013 and 2012 and the period-over-period variations in such categories of interest income:

(dollars in thousands)	For the Fiscal Year Ended December 31,		Variance
	2013	2012	2013 v. 2012
Interest income
Interest and fees on loans	$84,350	$69,494	$14,856
Interest on taxable securities	1,516	1,288	228
Interest on nontaxable securities	1,024	828	196
Interest on federal funds sold and other	324	280	44
Total interest income	$87,214	$71,890	$15,324
The 21.4 % increase in the Company’s interest and fees on loans for the fiscal year ended December 31, 2013 from the fiscal year ended December 31, 2012 was primarily attributable to a $323.8 million, or 27.5%, increase in the average balance of the Company’s loans to $1.5 billion during the fiscal year ended December 31, 2013 as compared with the average balance of $1.2 billion for the fiscal year ended December 31, 2012. The increase in average loans was primarily due to organic growth during 2013.
The interest the Company earned on nontaxable securities during the fiscal year ended December 31, 2013 increased by 23.7% from the fiscal year ended December 31, 2012, primarily as a result of an increase in the average portfolio balance for the fiscal year ended December 31, 2013. During the third and fourth quarters of 2012, the Company altered the allocation of capital invested in investment securities, increasing the percentage of the Company’s portfolio held in obligations of Texas state and municipal governmental subdivisions in order to diversify the Company’s investment security portfolio and enhance yield. These securities consist primarily of general obligation bonds issued by independent school districts located in Texas that are guaranteed by the Texas Permanent School Fund. Bonds guaranteed by that fund are currently rated AAA by Standard & Poors’ Ratings Services. The average balance of securities increased by $27.4 million, or 27.6%, to $126.5 million for the fiscal year ended December 31, 2013 from $99.1 million for the fiscal year ended December 31, 2012. The increase is due primarily to the investment of a portion of the IPO proceeds in securities as well as the acquisition of Collin Bank during the fourth quarter.
Interest Expense. Total interest expense on the Company’s interest-bearing liabilities decreased $1.1 million, or 7.9%, to $12.3 million for the fiscal year ended December 31, 2013 from $13.3 million for the fiscal year ended December 31, 2012. The following table sets forth the major components of the Company’s interest expense for the fiscal year ended December 31,

2013 and 2012 and the period-over-period variations in such categories of interest expense:

(dollars in thousands)	For the Fiscal Year Ended December 31,		Variance
	2013	2012	2013 v. 2012
Interest Expense
Interest on deposits	$6,974	$8,351	$(1,377)
Interest of FHLB advances	3,303	2,383	920
Interest on notes payable and other borrowings	1,461	2,072	(611)
Interest on junior subordinated debentures	543	531	12
Total interest expense	$12,281	$13,337	$(1,056)
Interest expense on deposits for the fiscal year ended December 31, 2013 decreased by $1.4 million, or 16.5%, primarily as a result of a decrease in the weighted-average rate of interest the Company paid on its deposits, although the effect of that decrease was partially offset by a 26.7% period-over-period increase in the Company’s average balance on its interest-bearing checking accounts attributable to its fourth quarter acquisition in 2012 and organic deposit growth. The average rate of interest paid on the Company’s deposits decreased by 26 basis points to 0.57% on average interest-bearing deposits of $1.2 billion for the fiscal year ended December 31, 2013 from 0.83% on average interest-bearing deposits of $1.0 billion for the fiscal year ended December 31, 2012. This decrease in cost of funds for this source of funding primarily resulted from lower market interest rates and the 24.5% increase in the portion of deposits represented by average balance of interest-bearing checking, savings and limited access money market accounts, on which the Company typically pays lower rates than those the Company pays on its certificates of deposit.
Interest expense on FHLB advances for the fiscal year ended December 31, 2013 increased by $920 thousand, or 38.6%, due primarily to a higher average balance of such advances. The average balance of the Company’s FHLB advances for the fiscal year ended December 31, 2013 increased by $60.3 million, or 57.4% to $165.4 million from the average balance of $105.1 million for the fiscal year ended December 31, 2012. The Company increased long term advances in the fourth quarter of 2012 to manage interest rate risk on new loan originations. In addition, the Company assumed $26.0 million in FHLB advances in the Collin Bank acquisition completed November 30, 2013.
Interest expense on notes payable and other borrowings for the fiscal year ended December 31, 2013, decreased by $611 thousand, or 29.5%, primarily as a result of a lower average balance of such borrowings. The average balance of the Company’s notes payable and other borrowings decreased by $22.7 million primarily as a result of the repayment of $15.7 million in principal amount of notes payable and $13.1 million in principal amount of subordinated debt during the fiscal year ended December 31, 2013. These payments were funded with a portion of the net proceeds of the Company’s initial public offering of its common stock.
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
The Company made a $3.8 million provision for loan losses for the fiscal year ended December 31, 2013 compared to $3.2 million for the comparable period in 2012. The increase in the provision was primarily to properly reserve for the growth in the Company’s loan portfolio. Net charge-offs were $1.3 million, or 0.09% of total loans for the fiscal year ended December 31, 2013 compared to $766 thousand, or 0.06% of total loans for the fiscal year ended December 31, 2012. The chargeoffs for 2013 primarily related to three chargeoffs totaling $1.1 million.

Noninterest Income
The following table sets forth the major components of noninterest income for the fiscal years ended December 31, 2013 and 2012 and the period-over-period variations in such categories of noninterest income:

	For the Fiscal Year Ended December 31,		Variance
(dollars in thousands)	2013	2012	2013 v. 2012
Noninterest Income
Service charges on deposit accounts	$4,841	$3,386	$1,455
Mortgage fee income	3,743	4,116	(373)
Gain on sale of branch	—	38	(38)
Gain on sale of other real estate	1,507	1,135	372
Loss on sale of securities available for sale	—	(3)	3
Loss on sale of premises and equipment	(18)	(343)	325
Increase in cash surrender value of bank owned life insurance	348	327	21
All other noninterest income	600	512	88
Total noninterest income	$11,021	$9,168	$1,853
Total noninterest income increased $1.9 million, or 20.2%, for the fiscal year ended December 31, 2013, compared to the fiscal year ended December 31, 2012. Changes in the components of noninterest income are discussed below.
Service Charges.  Service charges on deposit accounts for the fiscal year ended December 31, 2013 increased $1.5 million, or 43.0%, compared to the comparable period in 2012. The increase in the period primarily relates to ATM service fees, which have previously been reported net of related expense and commencing in 2013 are being reported on a gross basis with offsetting expense being reported in noninterest expense, which expense is $1.2 million for the fiscal year ended December 31, 2013. In 2012, ATM fees were settled on a net basis.
Mortgage Fee Income.  Mortgage fee income for the fiscal year ended December 31, 2013 decreased $373.0 thousand, or 9.1%, compared to the comparable period in 2012. This decrease is directly related to a comparable decrease in mortgage loan origination volume from the comparable prior year period.
Gain on Sale of Other Real Estate.  During 2013, the Company sold the remaining Adriatica real estate realizing a gain of approximately $1.3 million and also sold several other properties held by Independent Bank realizing small gains. Other real estate gains of $1.1 million for the fiscal year ended December 31, 2012 are related to several sales of property including two sales of Adriatica property. See "Part I, Item 1. Business--IBG Adriatica."
Loss on Sale of Premises and Equipment.  Loss on sale of premises and equipment decreased $325 thousand for the fiscal year ended December 31, 2013 from the comparable period in 2012 because the Company did not have any significant sales of premises and equipment in that period while it recognized a loss on the sale of the corporate aircraft that occurred during the fiscal year ended December 31, 2012.

Noninterest Expense
Noninterest expense increased $10.5 million, or 22.3%, for the fiscal year ended December 31, 2013, compared to the comparable period in 2012. The overall increase from 2012 to 2013 is primarily due to increases in salaries and benefits expenses, occupancy expenses, other real estate impairment and other noninterest expenses related to acquisitions. In addition, the Company had more acquisition-related expenses in 2013 than in 2012 due to the completed acquisition of Collin Bank in November 2013 as well as the announced acquisitions of Live Oak Financial Corp. and BOH Holdings. The following table sets forth the major components of the Company’s noninterest expense for the fiscal years ended December 31, 2013 and 2012 and the period-over-period variations in such categories of noninterest expense:

	For the Fiscal Year Ended December 31,		Variance
(dollars in thousands)	2013	2012	2013 v. 2012
Noninterest Expense
Salaries and employee benefits	$31,836	$26,569	$5,267
Occupancy	9,042	7,317	1,725
Data processing	1,347	1,198	149
FDIC assessment	500	800	(300)
Advertising and public relations	684	626	58
Communications	1,385	1,334	51
Other real estate owned expense, net	485	220	265
Net expenses of operations of IBG Adriatica	806	832	(26)
Impairment of other real estate	549	94	455
Core deposit intangible amortization	703	656	47
Professional fees	1,298	1,104	194
Acquisition expense, including legal	1,956	1,401	555
Other	7,080	5,009	2,071
Total noninterest expense	$57,671	$47,160	$10,511

Salaries and Employee Benefits.  Salaries and employee benefits expense, which historically has been the largest component of the Company’s noninterest expense, increased $5.3 million, or 19.8%, for the fiscal year ended December 31, 2013, compared to the comparable periods in the prior year. The increase was primarily attributable to an increase in the number of the Company’s full-time equivalent employees from 316 to 340, which resulted from the two acquisitions the Company completed in 2012, as well as the addition of lending teams in the Company’s high growth markets during the second half of 2012 and third quarter of 2013. Also contributing to the increase is compensation expense relating to the issuance of 111,420 shares of restricted stock under the 2013 Equity Incentive Plan in connection with the Company’s April 2013 initial public offering.
Occupancy Expense.  Occupancy expense increased $1.7 million, or 23.6%, for the fiscal year ended December 31, 2013 compared to the comparable periods in 2012. The increase resulted from higher maintenance contract expense, building lease expenses and property taxes, attributable primarily to the two acquisitions completed in 2012, and the establishment of the Company’s Dallas location in June 2012 and its new Austin building in May 2013.
FDIC Assessment.  FDIC assessment decreased $300 thousand for the fiscal year ended December 31, 2013, compared to the comparable period in 2012. The decrease is primarily due to a nonrecurring refund of $504 thousand of the Company’s prepaid assessment during the fiscal year ended December 31, 2013, offset by a general increase in assessments due to increased deposit levels in 2013 over 2012.
Other Real Estate Owned Expenses, Net. Other real estate expenses increased from $220 thousand in 2012 to $485 thousand in 2013 primarily due to expenses incurred on one large commercial property, which was foreclosed in early 2013.
Other Real Estate Impairment.  Other real estate impairment totaling $549 thousand was recognized during the fiscal year ended December 31, 2013 compared to $94 thousand for the comparable period in 2012. Approximately $261 thousand of the expense for the fiscal year ended December 31, 2013 was related to an ORE property located in the Austin, Texas area that was in negotiation to sell at a lower amount than the recorded book value. Approximately $217 thousand of the remaining impairment expense for that period was recorded on two properties located in Frisco, Texas, for which the Company had obtained updated appraisals. The impairment recognized in 2012 was related to the same Austin area property.
Acquisition Expense.  Acquisition expense is primarily legal, advisory and accounting fees totaling $1.7 million associated with services to facilitate the acquisition of other banks. Acquisition expenses also include data processing conversion costs totaling $220 thousand.  Total acquisition expenses for fiscal year ended December 31, 2013, increased $555 thousand, or 39.6%, over the same period in 2012. Acquisition expenses for the fiscal year ended December 31, 2013, is higher than the comparable period in 2012 primarily due to more acquisition activity in 2013 compared to 2012. The Company closed two acquisitions in 2012, one in April and one in October. In 2013, the Company closed the Collin Bank transaction and incurred significant expenses relating to the announced acquisitions of Live Oak Financial Corp. and BOH Holdings. The Live Oak Financial Corp. transaction closed January 1, 2014 and the BOH Holdings transaction is expected to close in the second quarter of 2014.

Other.  Other expense increased by $2.1 million, or 41.3%, for the fiscal year ended December 31, 2013, compared to the comparable period in 2012. The majority of the increase relates to ATM exchange fees, which had settled on a net basis prior to 2013 and were recorded in noninterest income. ATM expense was $1.2 million for the fiscal year ended December 31, 2013. In addition, general operating expenses were higher in 2013 due to acquisitions completed in April and October 2012 and November 2013.
Income Tax Expense
As a result of its prior status as an S corporation as discussed above, the Company had no federal tax expense for the quarters ended on or prior to March 31, 2013. The Company was not subject to income tax expense until April 1, 2013, the date which it became a taxable entity. The Company has determined that had it been taxed as a C corporation and paid federal income taxes in the periods ended prior to April 1, 2013, its federal tax rates would have been 33.9% for the fiscal year ended December 31, 2013, and 30.1% for the fiscal year ended December 31, 2012. For the fiscal year ended December 31, 2013, income tax expense was $4.7 million. Included in tax expense for fiscal year ended December 31, 2013 is the initial deferred tax asset recorded on April 1, 2013, that resulted in a credit to income tax expense of $1.8 million. As of December 31, 2013, the total recorded deferred tax asset totaled $4.8 million, of which $928 thousand related to the change in the unrealized loss on investment securities, net of tax, since March 31, 2013, at which time the Company was still an S corporation. No valuation allowance for deferred tax assets was recorded at December 31, 2013, as management believes it is more likely than not that all of the deferred tax assets will be realized.
On a pro forma basis, the Company’s federal income tax expense would have been $8.3 million for the fiscal year ended December 31, 2013, and $5.2 million for the fiscal year ended December 31, 2012, resulting in pro forma net income, after federal taxes, for those periods of $16.2 million and $12.1 million, respectively.

Quarterly Financial Information
The following table presents certain unaudited consolidated quarterly financial information regarding the Company’s results of operations for the quarters ended December 31, September 30, June 30 and March 31 in the years ended December 31, 2013 and 2012. This information should be read in conjunction with the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2013 and December 31, 2012 appearing elsewhere in this Annual Report on Form 10-K. Prior to April 1, 2013, the Company elected to be taxed for federal income tax purposes as an S corporation under Sections 1361 through 1379 of the Internal Revenue Code of 1986, as amended. As a result and as reflected in the information appearing below, the Company did not pay, and made no provision for, federal income taxes for any quarter ended on or before March 31, 2013.

	Quarter Ended 2013
	December 31	September 30	June 30	March 31
(dollars in thousands, except per share data)	(unaudited)
Interest Income	$22,847	$21,841	$21,105	$21,421
Interest Expense	2,894	2,926	3,255	3,206
Net Interest Income	19,953	18,915	17,850	18,215
Provision for loan losses	883	830	1,079	1,030
Net interest income after provision for loan losses	19,070	18,085	16,771	17,185
Noninterest income	3,412	2,451	2,732	2,426
Noninterest expense	15,714	14,650	13,384	13,923
Income before income taxes	6,768	5,886	6,119	5,688
Provision for income taxes	2,489	1,927	245	—
Net income	$4,279	$3,959	$5,784	$5,688
Comprehensive income	$3,707	$4,610	$2,971	$4,804
Basic earnings per share	$0.35	$0.33	$0.49	$0.69
Diluted earnings per share	0.35	0.33	0.49	0.68

	Quarter Ended 2012
	December 31	September 30	June 30	March 31
(dollars in thousands, except per share data)	(unaudited)
Interest income	$20,214	$18,454	$17,716	$15,506
Interest expense	3,423	3,299	3,411	3,204
Net interest income	16,791	15,155	14,305	12,302
Provision for loan losses	929	1,013	667	575
Net interest income after provision for loan losses	15,862	14,142	13,638	11,727
Noninterest income	3,556	2,087	1,634	1,891
Noninterest expense	13,329	11,736	11,601	10,494
Net income	$6.089	$4.493	$3.671	$3.124
Comprehensive income	$5,817	$5,157	$3,865	$2,954
Basic earnings per share	$0.74	$0.57	$0.47	$0.44
Diluted earnings per share	0.74	0.57	0.47	0.43

Discussion and Analysis of Results of Operations for the Years Ended December 31, 2012 and December 31, 2011
The following discussion and analysis of the Company’s results of operations compares the year ended December 31, 2012 with the year ended December 31, 2011.
Results of Operations
The Company’s net income increased by $3.7 million, or 26.8%, to $17.4 million for the year ended December 31, 2012 from $13.7 million for the year ended December 31, 2011. The increase resulted from a $12.3 million increase in net interest income and a $1.5 million increase in noninterest income, partially offset by a $1.5 million increase in the provision for loan losses and a $8.5 million increase in noninterest expense. The Company’s net income for the year ended December 31, 2012 and, therefore, the Company’s return on average assets and the Company’s return on average equity, were adversely affected by $1.4 million of acquisition-related expenses and a $348 thousand loss on the sale of the Company’s single engine aircraft in connection with the purchase of a twin engine, turbo prop aircraft. The Company posted returns on average common equity of 16.54% and 17.36%, returns on average assets of 1.17% and 1.16%, and efficiency ratios of 69.64% and 71.57% for the fiscal years ended December 31, 2012 and 2011, respectively. The Company's dividend payout ratio was 11.89% and 13.26% and the equity to assets ratio was 7.16% and 6.86% for the years ended December 31, 2012 and 2011, respectively.
Net Interest Income
The Company’s net interest income is the Company’s interest income, net of interest expenses. Changes in the balances of the Company’s earning assets and the Company’s deposits, FHLB advances and other borrowings, as well as changes in the market interest rates, affect the Company’s net interest income. The difference between the Company’s average yield on earning assets and the Company’s average rate paid for interest-bearing liabilities is the Company’s net interest spread. Noninterest-bearing sources of funds, such as demand deposits and stockholders’ equity, also support the Company’s earning assets. The impact of the noninterest-bearing sources of funds is reflected in the Company’s net interest margin, which is calculated as net interest income divided by average earning assets.
The Company earned net interest income of $58.6 million for the year ended December 31, 2012, an increase of $12.3 million, or 26.5%, from $46.3 million for the year ended December 31, 2011. The increase in net interest income was due to growth of the Company’s average interest-earning assets and a reduction in the Company’s cost of funds for fiscal 2012 as a result of an increase in noninterest-bearing deposits. The Company’s net interest margin for fiscal 2012 decreased to 4.40% from 4.42% in fiscal 2011, and the Company’s interest rate spread for fiscal 2012 decreased to 4.27% from the 4.28% interest rate spread for fiscal 2011. The average balance of interest-earning assets for fiscal 2012 increased by $282.3 million, or 26.9%, to $1.3 billion from an average balance of $1.0 billion for fiscal 2011. The average aggregate balance of noninterest-bearing checking accounts increased to $203.2 million for fiscal 2012 from $148.7 million for fiscal 2011. The increases in interest-earning assets and noninterest-bearing deposits occurred as a result of the two acquisitions that the Company completed in 2012, while the balance of the increases came from organic loan and deposit growth. The decrease in net interest margin was offset by an increase in the ratio of average interest-earning assets to interest-bearing liabilities to 113.82% for the year ended December 31, 2012 from 110.61% for the prior year. The Company’s net interest margin for the year ended December 31, 2012 was adversely affected by a 28 basis point decline in the weighted-average yield on interest-earning assets to 5.41% for the year ended December 31, 2012 from 5.69% for the year ended December 31, 2011. This decline in yield resulted from changes in market interest rates and the competitive landscape.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2012 and 2011. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances.

	For the Year Ended December 31,
	2012			2011
	Average Outstanding Balance(1)	Interest	Yield/ Rate	Average Outstanding Balance(1)	Interest	Yield/ Rate
(dollars in thousands)
Interest-earning assets:
Loans (1)	$1,179,007	$69,494	5.89%	$920,296	$57,263	6.22%
Taxable securities	73,731	1,288	1.75	70,042	1,767	2.52
Nontaxable securities	25,397	828	3.26	14,314	522	3.65
Federal funds sold and other	51,811	280	0.54	43,039	87	0.20
Total interest-earning assets	1,329,946	$71,890	5.41	1,047,691	$59,639	5.69
Noninterest-earning assets	157,668			133,002
Total assets	$1,487,614			$1,180,693
Interest-bearing liabilities:
Checking accounts	$579,495	$4,529	0.78	$443,890	$5,082	1.14
Savings accounts	110,118	710	0.64	86,080	926	1.08
Money market accounts	32,976	117	0.35	27,525	132	0.48
Certificates of deposit	285,564	2,995	1.05	285,808	3,772	1.32
Total deposits	1,008,153	8,351	0.83	843,303	9,912	1.18
FHLB advances	105,072	2,383	2.27	59,329	1,477	2.49
Notes payable and other borrowings	39,963	2,072	5.18	30,030	1,489	4.96
Junior subordinated debentures	15,260	531	3.48	14,538	480	3.30
Total interest-bearing liabilities	1,168,448	13,337	1.14	947,200	13,358	1.41
Noninterest-bearing checking accounts	203,248			148,700
Noninterest-bearing liabilities	10,863			5,871
Stockholders’ equity	105,055			78,922
Total liabilities and equity	$1,487,614			$1,180,693
Net interest income		$58,553			$46,281
Interest rate spread			4.27%			4.28%
Net interest margin (2)			4.40			4.42
Average interest earning assets to interest bearing liabilities			113.82			110.61

(1)	Average loan balances include nonaccrual loans.

(2)
Net interest margins for the years presented represent: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the year.

Interest Rates and Operating Interest Differential. Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table shows the effect that these factors had on the interest earned on the Company’s interest-earning assets and the interest incurred on the Company’s interest-bearing liabilities. The effect of changes in volume is determined by multiplying the change in volume by the previous year’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the prior year’s volume. For purpose of the following table, changes attributable to both volume and rate, which cannot be segregated, have been allocated to the changes due to volume and the changes due to rate in proportion to the relationship of the absolute dollar amount of change in each.

	For the Year Ended December 31, 2012 vs. 2011
	Increase (Decrease) Due to		Total Increase (Decrease)
(dollars in thousands)	Volume	Rate
Interest-earning assets
Loans	$15,383	$(3,152)	$12,231
Taxable securities	217	(696)	(479)
Nontaxable securities	366	(60)	306
Federal funds sold and other	6	187	193
Total interest-earning assets	$15,972	$(3,721)	$12,251
Interest-bearing liabilities
Checking accounts	$1,311	$(1,864)	$(553)
Savings accounts	216	(432)	(216)
Limited access money market accounts	23	(38)	(15)
Certificates of deposit	(3)	(774)	(777)
Total deposits	1,547	(3,108)	(1,561)
FHLB advances	1,048	(142)	906
Notes payable and other borrowings	512	71	583
Junior subordinated debentures	24	27	51
Total interest-bearing liabilities	3,131	(3,152)	(21)
Net interest income	$12,841	$(569)	$12,272

As a result of the current interest rate environment and competitive pressure in the market, yields on the loans the Company makes may decline in future periods. The Company intends to mitigate the effect of any such decreases on the Company’s results of operations by growing the Company’s loan portfolio and managing the liability side of the Company’s balance sheet through the reduction of the Company’s cost of funds.
Interest Income. The Company’s total interest income increased $12.3 million, or 20.5%, to $71.9 million for the year ended December 31, 2012 from $59.6 million for the year ended December 31, 2011. The following table sets forth the major components of the Company’s interest income for the years ended December 31, 2012 and 2011 and the year-over-year variations in such categories of interest income:

(dollars in thousands)	For the Year Ended December 31,		Variance
	2012	2011	2012 v. 2011
Interest income
Interest and fees on loans	$69,494	$57,263	$12,231
Interest on taxable securities	1,288	1,767	(479)
Interest on nontaxable securities	828	522	306
Interest on federal funds sold and other	280	87	193
Total interest income	$71,890	$59,639	$12,251
The 21.4% increase in the Company’s interest and fees on loans for the year ended December 31, 2012 from the year ended December 31, 2011 was primarily attributable to a $258.7 million increase in the average balance of the Company’s loans to $1.2 billion during fiscal 2012 as compared with the average balance of $920.3 million for fiscal 2011. The increase resulted from the Company’s acquisition of an aggregate of $180.4 million of loans in the I Bank Holding Company transaction in April 2012 and CGI transaction in October 2012 and the organic growth of the Company’s loan portfolio.
The interest the Company earned on taxable securities, which consists primarily of government agency securities, decreased 23.2% for the year ended December 31, 2012 due primarily to a lower portfolio yield, which decreased to 1.75% from 2.52% for the year ended December 31, 2011. The decline in yield occurred as the Company reinvested the proceeds of maturing securities at the lower interest rates that were available in a declining market interest rate environment.
The interest the Company earned on nontaxable securities during fiscal 2012 increased by 58.0% from fiscal 2011 primarily as a result of an increase in the average portfolio balance as the Company altered the allocation of capital invested in investment securities, increasing the percentage of the Company’s portfolio held in obligations of Texas state and municipal governmental subdivisions in order to diversify the Company’s investment security portfolio and enhance yield. These securities consist primarily of general obligation bonds issued by independent school districts located in Texas that are guaranteed by the Texas

Permanent School Fund. Bonds guaranteed by that fund are currently rated AAA by Standard & Poors’ Ratings Services. The average balance of nontaxable securities increased by $11.1 million to $25.4 million for the year ended December 31, 2012 from $14.3 million for the year ended December 31, 2011.
Interest Expense. Total interest expense on the Company’s interest-bearing liabilities decreased $21,000, or 0.2%, to $13.3 million for the year ended December 31, 2012 from $13.4 million in the prior year. The following table sets forth the major components of the Company’s interest expense for the year ended December 31, 2012 and the year ended December 31, 2011 and the year-over-year variations in such categories of interest expense:

(dollars in thousands)	For the Year Ended December 31,		Variance
	2012	2011	2012 v. 2011
Interest Expense
Interest on deposits	$8,351	$9,912	$(1,561)
Interest of FHLB advances	2,383	1,477	906
Interest on notes payable and other borrowings	2,072	1,489	583
Interest on junior subordinated debentures	531	480	51
Total interest expense	$13,337	$13,358	$(21)

Interest expense on deposits for fiscal 2012 decreased by $1.6 million, or 15.8%, primarily as a result of a decrease in the weighted-average rate of interest the Company paid on the Company’s deposits, although the effect of that decrease was partially offset by a 30.5% year-over-year increase in the Company’s average balance on the Company’s interest-bearing checking accounts attributable to the Company’s two acquisitions in 2012 and organic deposit growth. The average rate on the Company’s deposits decreased by 35 basis points to 0.83% on average interest-bearing deposits of $1.0 billion for fiscal 2012 from 1.18% on average interest-bearing deposits of $843.3 million in fiscal 2011. This decrease in cost of funds for this source of funding primarily resulted from lower market interest rates and the 29.6% increase in the portion of deposits represented by average balance of interest-bearing checking, savings and limited access money market accounts, on which the Company typically pays lower rates than those the Company pays on its certificates of deposit.
Interest expense on FHLB advances for the fiscal year ended 2012 increased by $906 thousand, or 61.3%, due primarily to a higher average balance of such advances. The average balance of the Company’s FHLB advances increased by $45.7 million primarily as a result of funding new loan originations through such advances, in part to manage interest rate risk with respect to such loans, and the assumption of $12.5 million of FHLB advances in the Company’s acquisition of I Bank Holding Company in April 2012.
Interest expense on notes payable and other borrowings for fiscal 2012 increased by $583 thousand, or 39.2%, primarily as a result of a higher average balance of such borrowings. The average balance of the Company’s notes payable and other borrowings increased by $10.0 million primarily as a result of an increase in the Company’s senior debt and subordinated debentures. Interest expense on junior subordinated debentures increased $51 thousand, or 10.6%, due to the assumption of $3.6 million of junior subordinated debt in the acquisition of CGI in October 2012.

Provision for Loan Losses
The Company increased the Company’s allowance for loan losses to $11.5 million as of December 31, 2012 by making provisions for loan losses totaling $3.2 million in fiscal 2012, which was a $1.5 million, or 93.0%, increase over the provision for loan losses of $1.7 million the Company made in fiscal 2011. The increase in the Company’s allowance for loan losses was made as a result of the organic growth in the Company’s loan portfolio. The effect of the provision for loan losses in fiscal 2012 on the Company’s allowance for loan losses was partially offset by net charge-offs for that period of $766 thousand, which net charge-offs were 0.06% of the Company’s average loans outstanding during such period. The provision for loan losses in fiscal 2011 had been partially offset by net charge-offs of $993 thousand during that period. The Company’s net charge-offs were lower in fiscal 2012, largely as a result of improvement in the quality of the Company’s loan portfolio.
The Company made an unallocated provision for loan losses of $227 thousand in fiscal 2012 to serve as a buffer against the risk of loss inherent in lending as the Company’s loan portfolio grew and based on the Company’s assessment of historical loan loss rates. The balance of the provision for loan losses was made based on the Company’s assessment of the credit quality of the Company’s loan portfolio and in view of the amount of the Company’s net charge-offs in that period. The Company did not make any specific provision for loan losses with respect to the loans acquired in the Company’s two acquisitions completed in

2012 because, in accordance with purchase accounting standards, the Company recorded the loans acquired in those acquisitions at fair value and determined that the Company’s fair value adjustments appropriately reflected the probability of losses on those loans as of the acquisition date.
Noninterest Income
Noninterest income increased $1.5 million, or 18.9%, to $9.2 million for fiscal 2012 from $7.7 million for fiscal 2011. This increase resulted primarily from a 55.1% year-over-year increase in the Company’s mortgage fee income and a 60.9% year-over-year increase in gain on the sale of Adriatica real property, which was partially offset by losses on the sale of other real estate and a corporate aircraft versus gains on the sale of other real estate recognized during fiscal 2011. The following table sets forth the major components of the Company’s noninterest income for fiscal 2012 and fiscal 2011 and the year-over-year variations in such categories of noninterest income:

	For the Year Ended December 31,		Variance
(dollars in thousands)	2012	2011	2012 v. 2011
Noninterest Income
Service charges on deposit accounts	$3,386	$3,383	$3
Mortgage fee income	4,116	2,654	1,462
(Loss) gain on other real estate transactions	(175)	104	(279)
Gain on Adriatica real estate transactions	1,310	814	496
(Loss) gain on sale of premises and equipment	(343)	21	(364)
Increase in cash surrender value of bank owned life insurance	327	330	(3)
All other noninterest income	547	402	145
Total noninterest income	$9,168	$7,708	$1,460

Service charges on deposit accounts. Service charges on deposit accounts were consistent at $3.4 million for fiscal 2012 and fiscal 2011.
Mortgage fee income. Income from the Company’s mortgage brokerage operations for fiscal 2012 increased 55.1% over the income from those operations for fiscal 2011. Mortgage fee income results from the Company’s share of fees paid in connection with mortgage loans that the Company originates and promptly sell, which increased as a result of the addition of new mortgage brokerage personnel and increases in referrals from Independent Bank’s personnel, as well as increased demand for refinancings of existing mortgage loans and, to a lesser extent, for new purchase loans.
Gain on Adriatica real estate transactions. The Company sold four parcels of property of the Adriatica real estate in fiscal 2012, recognizing an aggregate gain on the sales of $1.3 million. In fiscal 2011, the Company recognized a gain of $699 thousand when the Company acquired the Adriatica real property in a deed-in-lieu-of foreclosure transaction in June 2011 and recognized a gain of $115 thousand on the sale of a tract of land and associated interest in common areas to a company controlled by certain officers and directors of the Company. See “Certain Relationships and Related Transactions and Director Independence-Related Person Transactions” in Part III, Item 13.
Loss and gain on sale of premises and equipment. During fiscal 2012, in connection with its acquisition of a twin engine, turbo prop aircraft, Independent Bank sold the single engine turbo prop aircraft it previously owned. A loss of $348 thousand was recognized on the sale.
All other noninterest income. During fiscal 2012, the Company sold a branch located in an area that the Company determined was more effectively served by the Company’s other locations, recognizing a $38 thousand gain. No comparable transaction occurred in fiscal 2011.

Noninterest Expense

Noninterest expense increased $8.5 million, or 22.1%, to $47.2 million for fiscal 2012 from $38.6 million for fiscal 2011. The following table sets forth the major components of the Company’s noninterest expense for fiscal 2012 and fiscal 2011 and the year-over-year variations in such categories of noninterest expense:

	For the Year Ended December 31,		Variance
(dollars in thousands)	2012	2011	2012 v. 2011
Noninterest Expense
Salaries and employee benefits	$26,569	$21,118	$5,451
Occupancy	7,317	6,776	541
Data processing	1,198	850	348
FDIC assessment	800	1,238	(438)
Advertising and public relations	626	589	37
Communications	1,334	1,074	260
Net other real estate owned expenses (including taxes)	220	403	(183)
Net expenses of operations of IBG Adriatica	832	871	(39)
Impairment of other real estate	94	184	(90)
Amortization of core deposit intangibles	656	567	89
Professional fees	1,104	971	133
Acquisition expense, including legal	1,401	—	1,401
Other	5,009	3,998	1,011
Total noninterest expense	$47,160	$38,639	$8,521

Salaries and employee benefits expense. Salaries and employee benefits expense, which historically has been the largest component of the Company’s noninterest expense, increased in fiscal 2012 by 25.8% from the Company’s salary and employee benefits expense in fiscal 2011. The increase was primarily attributable to an increase in the number of the Company’s full-time equivalent employees during fiscal 2012, in large part resulting from the Company’s two acquisitions and, in the third quarter of fiscal 2011 and the second quarter of fiscal 2012, the addition of lending teams in high growth markets. In addition, the Company accrued higher bonuses in fiscal 2012 than it did in fiscal 2011 as a result of an increase in the Company’s profitability, increased mortgage loan production and certain performance targets being met during fiscal 2012.
Occupancy expense. Occupancy expense increased 8.0% in fiscal 2012 compared with fiscal 2011. This increase resulted from higher maintenance contract expense and building lease expenses, attributable in part to the Company’s two acquisitions and the establishment of the Company’s Dallas location in 2012.
Data processing expense. The Company’s data processing expense for fiscal 2012 was up 40.9% over fiscal 2011 because of increased charges of the Company’s core service provider due to the increase in the number of the Company’s branches and users, as well as expenses incurred in the enhancement of the Company’s internet banking capability.
Communications expense. Communications expense for the year ended December 31, 2012, increased by 24.2% over the prior year as a result of additional expenses associated with new branches and employees related to the two acquisitions that the Company completed in 2012.
FDIC insurance assessment expense. The Company’s FDIC insurance assessment expense for fiscal 2012 decreased by 35.4% from the amount of that expense for fiscal 2011. This decrease in the assessment resulted from a reduction in the rate at which Independent Bank’s deposit insurance assessment is calculated under the mandates of the Dodd-Frank Act for banks of the Company’s size, overall condition and asset quality.
Net other real estate owned expenses. The Company’s net other real estate owned expenses (which exclude expenses relating to the Adriatica real estate the Company owns) decreased $183 thousand in fiscal 2012 compared with fiscal 2011 as a result of the mix of the type of properties constituting the Company’s other real estate owned, with a greater proportion of that real estate being undeveloped land, which has lower associated maintenance and other costs than does developed property. Such expenses are net of any rental income received.
Net expenses from the operations of IBG Adriatica. The Company’s expenses associated with the operation of Adriatica real property include primarily maintenance, insurance, construction and tax expenses, some of which expenses were incurred in preparing portions of the property for sale to third parties. A portion of the property includes buildings from which the Company realizes rental income, and the amounts shown for this category in the immediately preceding table are the Company’s expenses, net of that rental income. The gains the Company has recognized from the sale of portions of the Adriatica property are not netted against these expenses and are reflected in the Company’s consolidated statements of income as noninterest income. The Company’s net expenses for fiscal 2012 decreased by $39 thousand, or 4.5%, over the net expenses for fiscal 2011.

Acquisition expense. The Company incurred $705 thousand of acquisition expenses in fiscal 2012 in connection with the Company’s acquisition of I Bank and $696 thousand of such expenses in connection with the Company’s acquisition of CGI, which was consummated in October 2012. These expenses included legal fees of approximately $318 thousand, data processing contract termination fees of approximately $1.0 million, and valuation and other professional fees of approximately $61 thousand. The Company did not complete an acquisition in fiscal 2011.
Other noninterest expense. Other noninterest expense for fiscal 2012 increased by 25.3% as a result of higher charitable contributions, travel expenses, deposit promotion costs and correspondent bank service charges, partially offset by a $97 thousand refund from the Internal Revenue Service related to an employee payroll tax issue that was settled in 2011.
Pro Forma Income Tax Expense and Net Income
As a result of the Company’s status as an S corporation as discussed above, the Company had no federal income tax expense for fiscal 2012 or 2011. The Company has determined that had the Company been taxed as a C corporation and paid federal income taxes for the year ended December 31, 2012 and 2011, the Company’s effective federal income tax rates would have been 30.1% and 31.7% for the years ended December 31, 2012 and 2011, respectively. These pro forma effective rates reflect a federal income tax rate of 34.0% on corporate income and the fact that a portion of the Company’s net income in fiscal 2012 and 2011 was derived from nontaxable investment securities and life insurance income. The Company’s net income for fiscal 2012 and 2011 was $17.4 million and $13.7 million, and the Company’s tax-exempt interest income for such periods was $0.8 million and $0.5 million, respectively. Had the Company been subject to federal income taxes during the years ended December 31, 2012 and 2011, on a pro forma basis, the Company’s provision for federal income taxes would have been $5.2 million for the year ended December 31, 2012 and $4.3 million for the year ended December 31, 2011. The increase in such pro forma provision for federal income taxes would have resulted primarily from the increase in the Company’s net income for fiscal 2012. As a result of the foregoing factors, the Company’s pro forma net income, (after federal income taxes), for the year ended December 31, 2012 and 2011 would have been $12.2 million and $9.4 million, respectively.

Discussion and Analysis of Financial Condition
The following discussion and analysis of the Company’s financial condition discusses and analyzes the financial condition of the Company as of December 31, 2013 and 2012 and certain changes in that financial condition from December 31, 2012 to December 31, 2013 and from December 31, 2011 to December 31, 2012.
Assets
The Company’s total assets increased by $423.9 million, or 24.4%, to $2.2 billion as of December 31, 2013, from $1.7 billion at December 31, 2012. Such increase was primarily the result of a $345.4 million, or 25.3%, increase in the Company’s loans, net of allowance for loan losses, from December 31, 2012 to December 31, 2013, which occurred for the reasons discussed in “-Loan Portfolio” below as well as the receipt and investment of the portion of the net proceeds of $86.6 million from the Company’s initial public offering of its common stock not applied to the repayment of indebtedness.
In addition, this increase is partially due to the acquisition of Collin Bank, which had approximately $168 million in total assets upon its acquisition in November 2013.
The Company’s total assets increased by $485.7 million, or 38.7%, to $1.7 billion as of December 31, 2012, from $1.3 billion as of December 31, 2011, primarily due to organic growth in the Company’s loan portfolio, the acquisition of $283.6 million of total assets from the Company’s two acquisitions in 2012 and a $19.4 million increase in the Company’s securities available for sale.
Loan Portfolio
The Company’s loan portfolio is the largest category of the Company’s earning assets. As of December 31, 2013, loans, net of allowance for loan losses, totaled $1.7 billion, which is an increase of 25.3% over the previous year end. The growth in the loan portfolio from December 31, 2012 to December 31, 2013 is primarily due to an increase in commercial and commercial real estate loan activity as a result of new lending teams, including experienced energy lenders, added during the second half of 2012. As of December 31, 2013, 2012 and 2011, loans, net of allowance for loan losses, totaled $1.7 billion, $1.4 million and $979.6 million, respectively. The following table presents the balance and associated percentage of each major category in the Company’s loan portfolio as of December 31, 2013, 2012, 2011, 2010 and 2009:

	As of December 31,
	2013		2012		2011		2010		2009
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial	$241,178	14.0%	$169,882	12.3%	$127,827	12.9%	$121,805	14.2%	$88,656	12.2%
Real estate:
Commercial	843,436	48.9	648,494	47.0	470,820	47.6	361,106	42.0%	239,751	33.1
Commercial construction, land and land development	130,320	7.5	97,329	7.1	79,063	8.0	81,270	9.4%	141,040	19.5
Residential (1)	342,037	19.8	315,349	22.9	222,929	22.6	211,297	24.6%	160,194	22.1
Single family interim construction	83,144	4.8	67,920	4.9	24,592	2.5	20,402	2.4%	43,519	6.0
Agricultural	40,558	2.3	40,127	2.9	34,923	3.5	32,902	3.8%	24,027	3.3
Consumer	45,762	2.7	39,502	2.9	28,437	2.9	31,270	3.6%	27,330	3.8
Other	108	—	73	—	80	—	76	—	192	—
	1,726,543	100.0%	1,378,676	100.0%	988,671	100.0%	860,128	100.0%	724,709	100.0%
Allowance for loan losses	(13,960)		(11,478)		(9,060)		(8,403)		(6,742)
Total loans, net	$1,712,583		$1,367,198		$979,611		$851,725		$717,967

(1)	Includes mortgage loans held for sale as of December 31, 2013, 2012, 2011, 2010 and 2009 of $3.4 million, $9.2 million, $3.0 million, $3.3 million and $147 thousand, respectively.

Gross loans increased $348 million, or 25.2%, to $1.7 billion at December 31, 2013, from $1.4 billion as of December 31, 2012 from $988.7 million as of December 31, 2011, as a result of the organic growth of the Company’s loan portfolio and the Company’s two acquisitions in 2012 and one in 2013. Gross loans increased $128.5 million, or 14.9%, to $988.7 million as of December 31, 2011 from $860.1 million as of December 31, 2010, as a result of organic growth in the Company’s loan portfolio, as the Company hired additional experienced lenders, expanded within the Company’s markets and benefited from increasing loan demand.
The following table sets forth the contractual maturities, including scheduled principal repayments, of the Company’s loan portfolio (which includes balloon notes) and the distribution between fixed and adjustable interest rate loans as of December 31, 2013:

As of December 31, 2013	Within One Year		One Year to Five Years		After Five Years		Total
(dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate
Commercial	$30,003	$27,183	$48,455	$90,408	$18,614	$26,515	$97,072	$144,106
Real estate:							—	—
Commercial real estate	22,918	14,779	187,767	53,083	174,144	390,745	384,829	458,607
Commercial construction, land and land development	18,516	16,125	35,498	16,352	14,452	29,377	68,466	61,854
Residential real estate	39,694	7,475	132,334	4,078	80,872	77,584	252,900	89,137
Single family interim construction	50,095	25,662	3,149	2,815	926	497	54,170	28,974
Agricultural	3,905	7,014	13,829	1,341	1,231	13,238	18,965	21,593
Consumer	8,841	21,141	13,449	1,737	522	72	22,812	22,950
Other	108	—	—	—	—	—	108	—
Total loans	$174,080	$119,379	$434,481	$169,814	$290,761	$538,028	$899,322	$827,221

The principal categories of the Company’s loan portfolio are discussed below:
Commercial loans. The Company provides a mix of variable and fixed rate commercial loans. The loans are typically made to small-and medium-sized manufacturing, wholesale, retail, energy related service businesses and medical practices for working capital needs and business expansions. Commercial loans generally include lines of credit and loans with maturities of five years or less. The loans are generally made with operating cash flows as the primary source of repayment, but may also include collateralization by inventory, accounts receivable, equipment and/or personal guarantees. The Company plans to continue to make commercial loans an area of emphasis in the Company’s lending operations in the future.
Commercial loans increased $71.3 million, or 42.0%, to $241.2 million as of December 31, 2013 from $169.9 million as of December 31, 2012. This increase is primarily attributable to loans originated by the Company’s energy lending group and other organic growth in the Company’s commercial loan portfolio. The Company’s commercial loan portfolio increased $42.1 million, or 32.9%, to $169.9 million as of December 31, 2012, from $127.8 million as of December 31, 2011, with the increase primarily attributable to the commercial loans acquired in the Company’s acquisition of CGI and the loans originated by the Company’s energy lending group.
Commercial real estate loans. The Company’s commercial real estate loans generally are used by customers to finance their purchase of office buildings, retail centers, medical facilities and mixed-use buildings. Approximately 43%, 55% and 62% of the Company’s commercial real estate loans as of December 31, 2013, 2012, and 2011, respectively, were owner-occupied. Such loans generally involve less risk than loans on investment property. The Company expects that commercial real estate loans will continue to be a significant portion of the Company’s total loan portfolio and an area of emphasis in the Company’s lending operations.
Commercial real estate loans increased $194.9 million, or 30.1%, to $843.4 million million as of December 31, 2013 from $648.5 million as of December 31, 2012. That increase was due to a general increase in lending activity, primarily in the Austin region. The Company’s commercial real estate loans increased $177.7 million, or 37.7%, to $648.5 million as of December 31, 2012 from $470.8 million as of December 31, 2011, as a result of the Company’s two acquisitions and increased lending activity.
Commercial construction, land and land development loans. The Company’s commercial construction, land and land development loans comprise loans to fund commercial construction, land acquisition and real estate development construction. Although the Company continues to make commercial construction loans, land acquisition and land development loans on a selective basis, the Company does not expect the Company’s lending in this area to result in this category of loans being a significantly greater portion of the Company’s total loan portfolio.
Commercial construction, land and land development loans increased $33.0 million, or 33.9%, to $130.3 million as of December 31, 2013 from $97.3 million as of December 31, 2012. The Company’s loans in this segment of its loan portfolio increased $18.3 million, or 23.1%, to $97.3 million as of December 31, 2012, from $79.1 million as of December 31, 2011. The increase in loans in this category from December 31, 2012, to December 31, 2013, was primarily as a result of general increased lending activity in this area, while the increase in such loans from December 31, 2011, to December 31, 2012, resulted primarily from the I Bank Holding Company acquisition.
Residential real estate loans. The Company’s residential real estate loans are primarily made with respect to and secured by single-family homes, which are both owner-occupied and investor owned and include a limited amount of home equity loans, with a relatively small average loan balance spread across many individual borrowers. The Company offers a variety of mortgage loan portfolio products which generally are amortized over five to 30 years. Loans collateralized by 1-4 family residential real estate generally have been originated in amounts of no more than 80% of appraised value. The Company requires mortgage title insurance and hazard insurance. The Company retains these portfolio loans for its own account rather than selling them into the secondary market. By doing so, the Company incurs interest rate risk as well as the risks associated with nonpayments on such loans. The Company’s loan portfolio also includes a number of multi-family housing real estate loans. The Company expects that the Company will continue to make residential real estate loans, with an emphasis on single-family housing loans, so long as housing values in the Company’s markets do not deteriorate from current prevailing levels and the Company is able to make such loans consistent with the Company’s current credit and underwriting standards.
The Company’s residential real estate loan portfolio grew by $26.7 million, or 8.5%, to a balance of $342.0 million as of December 31, 2013 from $315.3 million as of December 31, 2012. The increase in this loan category resulted from the sustained demand in the residential real estate market. The significantly slower rate of growth in this type of loan from December 31, 2012, to December 31, 2013, reflects the effect of the I Bank acquisition on the rate of growth in 2012. Residential real estate loans increased $92.4 million, or 41.5%, to such December 31, 2012, balance from $222.9 million as of December 31, 2011. The increase in loans in this category from December 31, 2011 to December 31, 2012 resulted from the I Bank Holding Company acquisition and increased lending activity.
Single-family interim construction loans. The Company makes single-family interim construction loans to home builders and individuals to fund the construction of single-family residences with the understanding that such loans will be repaid from the proceeds of the sale of the homes by builders or, in the case of individuals building their own homes, with the proceeds of a permanent mortgage loan. Such loans are secured by the real property being built and are made based on the Company’s assessment of the value of the property on an as-completed basis. The Company expects to continue to make single-family interim construction loans so long as demand for such loans continues and the market for single-family housing and the values of such properties remain stable or continue to improve in the Company’s markets.
The balance of single-family interim construction loans in the Company’s loan portfolio increased by $15.2 million, or 22.4%, to $83.1 million as of December 31, 2013 from the balance of $67.9 million as of December 31, 2012. That increase resulted from the sustained demand in the residential real estate market. That December 31, 2012 balance represented an increase of $43.3 million, or 176.2%, from $24.6 million as of December 31, 2011, as a result of the acquisition of these types of loans in the I Bank transaction and as demand for new housing and new housing starts increased in the Company’s market areas during fiscal 2012. The significantly slower rate of growth in this type of loan from December 31, 2012, to December 31, 2013, reflects the effect of the I Bank acquisition on the rate of growth in 2012.
Other categories of loans. Other categories of loans included in the Company’s loan portfolio include agricultural loans made to farmers and ranchers relating to their operations, consumer loans made to individuals for personal purposes, including automobile purchase loans and personal loans. None of these categories of loans represents a significant portion of the Company’s total loan portfolio or represents more than 4.0% of the Company’s total loan portfolio as of December 31, 2013, 2012, or 2011.
Asset Quality
Nonperforming Assets. The Company has established procedures to assist the Company in maintaining the overall quality of the Company’s loan portfolio. In addition, the Company has adopted underwriting guidelines to be followed by the Company’s lending officers and require significant senior management review of proposed extensions of credit exceeding certain thresholds. When delinquencies exist, the Company rigorously monitors the levels of such delinquencies for any negative or adverse trends. The Company’s loan review procedures include approval of lending policies and underwriting guidelines by Independent Bank’s board of directors, an annual independent loan review, approval of large credit relationships by Independent Bank’s Executive Loan Committee and loan quality documentation procedures. The Company, like other financial institutions, is subject to the risk that its loan portfolio will be subject to increasing pressures from deteriorating borrower credit due to general economic conditions.
The Company discontinues accruing interest on a loan when management of the Company believes, after considering the Company’s collection efforts and other factors, that the borrower’s financial condition is such that collection of interest of that loan is doubtful. Loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans, including troubled debt restructurings, that are placed on nonaccrual status or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The Company did not make any changes in the Company’s nonaccrual policy during the fiscal years of 2013, 2012 or 2011.
Placing a loan on nonaccrual status has a two-fold impact on net interest earnings. First, it may cause a charge against earnings for the interest which had been accrued in the current year but not yet collected on the loan. Second, it eliminates future interest income with respect to that particular loan from the Company’s revenues. Interest on such loans is not recognized until the entire principal is collected or until the loan is returned to performing status. The Company had $2.7 million, $6.6 million and $4.4 million in loans on nonaccrual status as of December 31, 2013, 2012, and 2011, respectively. The Company had an increase in loans on nonaccrual status from December 31, 2011 to December 31, 2012 as a result of one large loan acquired in the I Bank Holding Company acquisition and one internally originated commercial real estate loan that was placed on nonaccrual status in December 2012. The effect of these additional nonaccrual loans was partially offset by the paydown of certain residential real estate loans on nonaccrual status. The Company’s loans on nonaccrual status decreased from December 31, 2012 to December 31, 2013 primarily as a result of the payoff of a $1.8 million loan that was on nonaccrual status at December 31, 2012 and a foreclosure that resulted in the transfer of a $2.3 million nonaccrual loan to other real estate owned.
Real estate the Company has acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned until sold. The Company’s policy is to initially record other real estate at fair value less estimated costs to sell at the date of foreclosure. After foreclosure, other real estate is carried at the lower of the initial carrying amount (fair value less estimated costs to sell or lease), or at the value determined by subsequent appraisals or internal valuations of the other real estate.
The Company obtains appraisals of real property that secure loans and may update such appraisals of real property securing loans categorized as nonperforming loans and potential problem loans, in each case as required by regulatory guidelines. In instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower’s overall financial condition is made to determine the need, if any, for possible write-downs or appropriate additions to the allowance for loan losses.
The Company periodically modifies loans to extend the term or make other concessions to help a borrower with a deteriorating financial condition stay current on their loan and to avoid foreclosure. The Company generally does not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. Under applicable accounting standards, such loan modifications are generally classified as troubled debt restructurings.
The following table sets forth the allocation of the Company’s nonperforming assets among the Company’s different asset categories as of the dates indicated. The Company classifies nonperforming loans as nonaccrual loans, loans past due 90 days or more and still accruing interest or loans modified under restructurings as a result of the borrower experiencing financial difficulties. The balances of nonperforming loans reflect the net investment in these assets, including deductions for purchase discounts.

	As of December 31,
(dollars in thousands)	2013	2012	2011	2010	2009
Nonaccrual loans
Commercial	$357	$218	$131	$194	$76
Real estate:
Commercial real estate, construction, land and land development	253	4,857	1,291	5,531	814
Residential real estate	1,852	894	2,864	2,079	871
Single-family interim construction	170	560	91	—	3,811
Consumer	43	70	54	42	48
Total nonaccrual loans (1)	2,675	6,599	4,431	7,846	5,620
Loans delinquent 90 days or more and still accruing
Commercial	—	—	31	39	23
Real estate:
Commercial real estate, construction, land and land development	—	—	—	—	52
Residential real estate	—	—	—	92	466
Single-family interim construction	—	—	—	—	74
Agricultural	—	—	—	2	—
Consumer	—	2	24	1	8
Total loans delinquent 90 days or more and still accruing	—	2	55	134	623
Troubled debt restructurings, not included in nonaccrual loans
Commercial	107	481	552	147	159
Real estate:
Commercial real estate, construction, land and land development	3,571	1,778	6,094	7,671	4,002
Residential real estate	425	2,165	136	382	1,163
Agricultural	—	—	—	—	142
Consumer	1	9	12	—	—
Total troubled debt restructurings, not included in nonaccrual loans	4,104	4,433	6,794	8,200	5,466
Total nonperforming loans	6,779	11,034	11,280	16,180	11,709
Other real estate owned (Bank only):
Commercial real estate, construction, land and land development	3,322	6,166	7,835	7,164	4,270
Agricultural real estate			457	535	—
Residential real estate	—	653	100	155	1,353
Total other real estate owned	3,322	6,819	8,392	7,854	5,623
Adriatica real estate owned	—	9,727	16,065	—	—
Total nonperforming assets	$10,101	$27,580	$35,737	$24,034	$17,332
Ratio of nonperforming loans to total loans	0.39%	0.81%	1.14%	1.89%	1.62%
Ratio of nonperforming assets to total assets	0.47	1.59	2.85	2.19	1.92

(1)	Nonaccrual loans include troubled debt restructurings of $1.5 million, $3.1 million, $305 thousand, $480 thousand and $484 thousand as of December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

Nonaccrual loans decreased from $6.6 million as of December 31, 2012 to $2.7 million as of December 31, 2013. Troubled debt restructurings that were also on nonaccrual status totaled $1.5 million and $3.1 million at December 31, 2013 and December 31, 2012, respectively. These decreases primarily resulted from the payoff of a $1.8 million loan that was on nonaccrual at December 31, 2012 and a foreclosure that resulted in the transfer of a $2.3 million nonaccrual loan to other real estate.
The balance of the Company’s nonperforming loans remained relatively stable from December 31, 2011 to December 31, 2012, as the Company’s troubled debt restructurings and loans delinquent 90 days or more and still accruing declined due to continued paydowns, while nonaccrual loans increased. The decrease of $4.9 million, or 30.3%, in nonperforming loans during fiscal 2011 resulted from collections and foreclosures.
The Company did not recognize any interest income on nonaccrual loans during fiscal 2013, 2012 or 2011 while the loans were in nonaccrual status. The amount of interest the Company included in the Company’s net interest income for fiscal year 2013, 2012 and 2011 with respect to loans classified as troubled debt restructurings was $257 thousand, $351 thousand and $350 thousand, respectively. Additional interest income that the Company would have recognized on nonaccrual loans and loans classified as troubled debt restructurings had they been current in accordance with their original terms was $158 thousand, $277 thousand and $154 thousand, respectively, during fiscal year 2013, 2012 and 2011.
As of December 31, 2013, the Company had a total of 51 loans with an aggregate principal balance of $7.8 million that were not currently nonaccrual loans, 90 days past due loans or troubled debt restructurings, but where the Company had information about possible credit problems of the borrowers that caused the Company’s management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that could result in those loans becoming nonaccrual loans, 90 days past due loans or troubled debt restructurings in the future.
The Company generally continues to use the classification of acquired loans classified nonaccrual or 90 days and accruing as of the acquisition date. The Company does not classify acquired loans as troubled debt restructurings, or TDRs, unless the Company modifies an acquired loan subsequent to acquisition that meets the TDR criteria. Reported delinquency of the Company’s purchased loan portfolio is based upon the contractual terms of the loans.
As of December 31, 2013, the Company had other real estate with a carrying value of $3.3 million, down $3.5 million from the balance as of December 31, 2012, resulting from the sale by IBG Adriatica of the property discussed above and the sale of several other properties during the year.
As of December 31, 2012, the Company had other real estate with a carrying value of $6.8 million, down $1.6 million from the $8.4 million balance as of December 31, 2011. The date-to-date changes in other real estate owned resulted from the Company’s ordinary course acquisition of real estate at foreclosures or in deed-in-lieu of foreclosure transactions, excluding the Adriatica real property, certain sales and adjustments to the carrying values of such assets.
The Company utilizes an asset risk classification system in compliance with guidelines established by the state and federal banking regulatory agencies as part of the Company’s efforts to improve asset quality. In connection with examinations of insured institutions, examiners have the authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful,” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable and there is a high probability of loss based on currently existing facts, conditions and values. An asset classified as loss is not considered collectible and is of such little value that continuance as an asset is not warranted. The Company produces a problem asset report that is reviewed by Independent Bank’s board of directors monthly. That report also includes “pass/watch” loans and other assets especially mentioned or OAEM. Pass/ watch loans have a potential weakness that requires more frequent monitoring. OAEM credits have weaknesses that require attention. Officers and senior management review these loans monthly to determine if a more severe rating is warranted.
Allowance for Loan Losses. The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The Company’s allowance for loan losses represents the Company’s estimate of probable and reasonably estimable loan losses inherent in loans held for investment as of the respective balance sheet date. The Company’s methodology for assessing the adequacy of the allowance for loan losses includes a general allowance for performing loans, which are grouped based on similar characteristics, and an allocated allowance for individual impaired loans. Actual credit losses or recoveries are charged or credited directly to the allowance.

The Company establishes a general allowance for loan losses that the Company believes to be adequate for the losses the Company estimates to be inherent in the Company’s loan portfolio. In making the Company’s evaluation of the credit risk of the loan portfolio, the Company considers factors such as the volume, growth and composition of the loan portfolio, the effect of changes in the local real estate market on collateral values, trends in past dues, the experience of the lender, changes in lending policy, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, historical loan loss experience, the amount of nonperforming loans and related collateral and the evaluation of the Company’s loan portfolio by the loan review function.
The Company may assign a specific allowance to individual loans based on an impairment analysis. Loans are considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The amount of impairment is based on an analysis of the most probable source of repayment, including the present value of the loan’s expected future cash flows, the estimated market value or the fair value of the underlying collateral. Loans evaluated for impairment include all commercial, real estate, agricultural loans and TDRs.
The Company follows a loan review program to evaluate the credit risk in the loan portfolio. Throughout the loan review process, the Company maintains an internally classified loan watch list, which, along with a delinquency list of loans, helps management assess the overall quality of the Company’s loan portfolio and the adequacy of the allowance for loan losses. Charge-offs occur when the Company deems a loan to be uncollectible.
Analysis of the Allowance for Loan Losses. The following table sets forth the allowance for loan losses by category of loan:

	As of December 31,
	2013		2012		2011		2010		2009
(dollars in thousands)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Commercial loans	$2,401	14.0%	$2,377	12.3%	$1,259	12.9%	$1,228	14.2%	$855	12.2%
Real estate:
Commercial real estate, construction, land and land development	7,872	56.4	4,924	54.1	5,051	55.6	4,294	51.4	3,172	52.6
Residential real estate	2,440	19.8	2,965	22.9	1,964	22.6	1,639	24.6	1,214	22.1
Single family interim construction	577	4.8	523	4.9	317	2.5	250	2.4	940	6.0
Agricultural	238	2.3	159	2.9	209	3.5	167	3.8	145	3.3
Consumer	363	2.7	278	2.9	235	2.9	293	3.6	358	3.8
Unallocated	69	—	252	—	25	—	532	—	58	—
Total allowance for loan losses	$13,960	100.0%	$11,478	100.0%	$9,060	100.0%	$8,403	100.0%	$6,742	100.0%

(1)	Represents the percentage of Independent’s total loans included in each loan category.

As of December 31, 2013, the allowance for loan losses amounted to $14.0 million, or 0.81% of total loans held for investment, compared with $11.5 million, or 0.84% as of December 31, 2012 and $9.1 million, or 0.92% as of December 31, 2011. The increase in the allowance of $2.5 million for fiscal year 2013 was primarily in response to the organic growth in its total loans during the fiscal year in addition to loans acquired in the two acquisitions in 2012. The loans acquired in the November 2013 Collin Bank acquisition did not affect the allowance balance at December 31, 2013. The problem assets in that acquisition that might have required an allowance for loan loss if the Company had originated those loans were instead appropriately recorded at their fair value determined in accordance with business combination accounting guidance, as were other loans acquired in the acquisition. The allowance balance increased $2.4 million during fiscal year 2012 in response to organic loan growth during the year. The acquired loans in the 2012 acquisitions were also recorded at fair value at the date of acquisition, thus having minimal effect on the December 31, 2012 allowance balance. As of December 31, 2013, the outstanding contractual balance of purchased impaired loans was $15.8 million, with a recorded balance of $13.8 million, while as of December 31, 2012, the outstanding contractual balance of purchased impaired loans was $9.2 million, with a recorded balance of $6.9 million. Had the Company originated these loans and recorded a specific reserve consistent with the current fair market value discount, the Company’s ratio of allowance of loan losses to total loans held in investment would have been 0.93% rather than 0.81% as of December 31, 2013 and 1.00% rather than 0.84% as of December 31, 2012. The Company does not believe that any other credit metrics, trends or ratios are materially impacted by the Company’s purchased loan portfolio.
The unallocated portion of the Company’s allowance for loan losses was decreased to $69 thousand as of December 31, 2013, as a result of adjustments made to qualitative factors in the Company’s allowance methodology. The allowance for loan losses as a percentage of nonperforming loans increased from 104.02% at December 31, 2012, to 205.93% at December 31, 2013, due

to the decrease in nonperforming loans from $11.0 million at December 31, 2012, to $6.8 million at December 31, 2013. The decrease in nonperforming loans was primarily due to the removal of two nonaccrual loans totaling $4.1 million. As of December 31, 2013, the Company had made a specific allowance for loan losses of $855 thousand for impaired loans totaling $5.4 million, compared with a specific allowance of $989 thousand for impaired loans totaling $7.6 million as of December 31, 2012. This decrease resulted from the foreclosure and transfer of a $2.3 million impaired loan to other real estate owned.
The Company increased the unallocated portion of the Company’s allowance for loan losses by $227 thousand from fiscal year 2011 to 2012 in response to the organic growth within the portfolio during that time. The increase resulted primarily from an increase in loss exposures with commercial real estate, construction, land and land development and residential real estate loans as of December 31, 2012. Impaired loans as to which the Company had made a specific allowance for loan losses totaled $7.6 million as of December 31, 2012 and $10.0 million as of December 31, 2011. The specific allowance for loan losses for such impaired loans was $989 thousand and $1.6 million as of December 31, 2012 and 2011, respectively.
Although the allowance for loan losses to nonperforming loans has increased significantly over the periods presented in the Company’s consolidated financial statements appearing in this Annual Report on Form 10-K, the Company does not expect to decrease the Company’s allowance as a percentage of total loans. The allowance is primarily related to loans evaluated collectively and will continue to increase as the Company’s loan portfolio grows.

The following table provides an analysis of the provisions for loan losses, net charge-offs and recoveries for the years ended December 31, 2013, 2012,2011, 2010 and 2009 and the effects of those items on the Company’s allowance for loan losses:

	As of and for the Year Ended December 31,
(dollars in thousands)	2013	2012	2011	2010	2009
Allowance for loan losses-balance at beginning of year	$11,478	$9,060	$8,403	$6,742	$4,793
Charge-offs
Commercial	(612)	(169)	(23)	(579)	(356)
Real estate:
Commercial real estate, construction, land and land development	(634)	(484)	(694)	(416)	(659)
Residential real estate	(130)	(178)	(316)	(837)	(97)
Single-family interim construction	—	—	(20)	(561)	(269)
Agricultural	—	—	—	—	(42)
Consumer	(64)	(86)	(94)	(114)	(201)
Other	—	—	—	—	—
Total charge-offs	(1,440)	(917)	(1,147)	(2,507)	(1,624)

Recoveries
Commercial	20	26	17	15	8
Real estate:
Commercial real estate, construction, land and land development	28	68	35	3	8
Residential real estate	10	3	—	49	2
Single-family interim construction	—	—	49	10	57
Agricultural	—	—	—	—	—
Consumer	42	54	53	48	52
Other	—	—	—	—	—
Total recoveries	100	151	154	125	127
Net charge-offs	(1,340)	(766)	(993)	(2,382)	(1,497)
Provision for loan losses	3,822	3,184	1,650	4,043	3,446
Allowance for loan losses-balance at end of year	$13,960	$11,478	$9,060	$8,403	$6,742
Ratios
Net charge-offs to average loan outstanding	0.09%	0.06%	0.11%	0.31%	0.21%
Allowance for loan losses to nonperforming loans at end of year	205.93	104.02	80.32	51.93	57.61
Allowance for loan losses to total loans at end of year (1)	0.81	0.84	0.92	0.98	0.93

(1)	Calculation excludes loans held for sale in total loans.

The Company’s ratio of allowance to loan losses to total loans as of December 31, 2013 was 0.81% relatively unchanged from 0.84% at December 31, 2012 as a result of the $3.8 million provision for loan losses made during the fiscal year ended December 31, 2013 in connection with the growth in the Company’s loan portfolio and net charge-offs of $1.3 million during that period. The ratio of net charge-offs to average loans outstanding during the fiscal year ended December 31, 2013 increased to 0.09% from 0.06% for the year ended December 31, 2012. The increase primarily occurred as a result of three large charge-offs totaling $1.1 million during fiscal year 2013.
The ratio of the Company’s allowance for loan losses to total loans was 0.84% as of December 31, 2012, compared to 0.92% as of December 31, 2011, which decrease occurred as a result of net charge-offs of $766 thousand occurring during fiscal 2012 and the acquisition of loans recorded at fair value. The ratio of net charge-offs to average loans outstanding decreased to 0.06% for the year ended December 31, 2012 from 0.11% for the year ended December 31, 2011 as a result of improvement in the financial condition of the Company’s borrowers and the value of the collateral securing the Company’s loans.
Securities Available for Sale
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit, interest rate and duration risk. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions. The following table sets forth the book value, which is equal to fair market value because all investment securities the Company held were classified as available for sale as of the applicable date, and the percentage of each category of securities as of December 31, 2013, 2012 and 2011:

	As of December 31,
	2013		2012		2011
(dollars in thousands)	Book Value	% of Total	Book Value	% of Total	Book Value	% of Total
Securities available for sale
U.S. Treasury securities	$3,513	1.81%	$3,547	3.13%	$2,550	2.71%
Government agency securities	94,415	48.66	70,211	61.94	65,686	69.89%
Obligations of state and municipal subdivisions	36,615	18.87	36,814	32.48	22,325	23.75%
Residential mortgage backed securities guaranteed by FNMA, GNMA, FHLMC, FHLB, FFCB, FHR and SBA	57,443	29.60	680	0.60	3,430	3.65%
Corporate bonds	2,052	1.06	2,103	1.85	—	—%
Total securities available for sale	$194,038	100.00%	$113,355	100.00%	$93,991	100.00%

The Company had no gain or loss on sales of securities in the fiscal year ended December 31, 2013, but recognized a nominal loss on sale of securities during the fiscal year ended December 31, 2012. Securities represented 9.0% and 6.5% of the Company’s total assets at December 31, 2013 and December 31, 2012, respectively.
Certain investment securities are valued at less than their historical cost. Management evaluates securities for other-than-temporary impairment (OTTI) on at least a quarterly basis and more frequently when economic of market conditions warrant such an evaluation. Management does not intend to sell any debt securities it holds and believes the Company more likely than not will not be required to sell any debt securities it holds before their anticipated recovery, at which time the Company will receive full value for the securities. Management has the ability and intent to hold the securities classified as available for sale that were in a loss position as of December 31, 2013 for a period of time sufficient for an entire recovery of the cost basis of the securities. For those securities that are impaired, the unrealized losses are largely due to interest rate changes. The fair value is expected to recover as the securities approach their maturity date. Management believes any impairment in the Company’s securities at December 31, 2013, is temporary and no impairment has been realized in the Company’s consolidated financial statements.

The following table sets forth the book value, scheduled maturities and weighted average yields for the Company’s investment portfolio as of December 31, 2013:

(dollars in thousands)	Book Value	% of Total Investment Securities	Weighted Average Yield
U.S. Treasury securities
Maturing within one year	$2,504	1.29%	1.41%
Maturing in one to five years	1,009	0.52	1.06
Maturing in five to ten years	—	—	—
Maturing after ten years	—	—	—
Total U.S. Treasury securities	3,513	1.81	1.31

Government agency securities
Maturing within one year	3,015	1.56	1.48
Maturing in one to five years	61,513	31.70	1.09
Maturing in five to ten years	29,887	15.40	1.94
Maturing after ten years	—	—	—
Total government agency securities	94,415	48.66	1.38

Obligations of state and municipal subdivisions
Maturing within one year	95	0.05	7.58
Maturing in one to five years	219	0.11	3.75
Maturing in five to ten years	5,859	3.02	4.13
Maturing after ten years	30,442	15.69	4.79
Total obligations of state and municipal subdivisions	36,615	18.87	4.69

Residential mortgage backed securities guaranteed by FNMA, GNMA, FHLMC, FHLB, FFCB and FHR
Maturing within one year	9	0.01	7.40
Maturing in one to five years	22,395	11.54	1.51
Maturing in five to ten years	34,939	18.01	2.97
Maturing after ten years	100	0.05	1.41
Total residential mortgage backed securities guaranteed by FNMA, GNMA, FHLMC, FHLB, FFCB and FHR	57,443	29.61	2.42

Corporate bonds
Maturing within one year	—	—	—
Maturing in one to five years	—	—	—
Maturing in five to ten years	1,055	0.54	3.07
Maturing after ten years	997	0.51	4.00
Total corporate bonds	2,052	1.05	3.54
Total investment securities	$194,038	100.00%	2.34%

The following table summarizes the amortized cost of securities classified as available for sale and their approximate fair values as of the dates shown:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale
As of December 31, 2013
U.S. treasuries	$3,498	$15	$—	$3,513
Government agency securities	95,407	84	(1,076)	94,415
Obligations of state and municipal subdivisions	37,861	541	(1,787)	36,615
Corporate bonds	2,079	—	(27)	2,052
Residential pass through securities guaranteed by FNMA, GNMA, FHLMC, FHLB, FFCB and FHR	57,844	67	(468)	57,443
	$196,689	$707	$(3,358)	$194,038
As of December 31, 2012
U.S. treasuries	$3,493	$54	$—	$3,547
Government agency securities	69,636	575	—	70,211
Obligations of state and municipal subdivisions	34,908	2,123	(217)	36,814
Corporate bonds	2,105	23	(25)	2,103
Residential mortgage backed securities guaranteed by FNMA, GNMA, FHLMC and SBA	635	45	—	680
	$110,777	$2,820	$(242)	$113,355
As of December 31, 2011:
U.S. treasuries	$2,492	$58	$—	$2,550
Government agency securities	65,092	615	(21)	65,686
Obligations of state and municipal subdivisions	20,970	1,355	—	22,325
Residential mortgage backed securities guaranteed by FNMA, GNMA, FHLMC and SBA	3,275	155	—	3,430
	$91,829	$2,183	$(21)	$93,991

The Company’s securities available for sale, carried at fair value, increased $80.7 million, or 71.2%, during the fiscal year ended December 31, 2013. This increase was primarily due to purchases of agency securities for additional liquidity and due to residential pass through securities that were acquired in the Collin Bank acquisition in November 2013.
Residential pass-through securities (mortgage backed securities) are securities that have been developed by pooling a number of real estate mortgages that are principally issued by federal agencies. These securities are deemed to have high credit ratings, and minimum regular minimum monthly cash flows of principal and interest are guaranteed by the issuing agencies.
Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Premiums and discounts on mortgage-backed securities are amortized over the expected life of the security and may be impacted by prepayments. As such, mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because home owners tend to refinance their mortgages resulting in prepayments and an acceleration of premium amortization, Securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment as prepayments result in acceleration of discount accretion.
The Company’s securities available for sale, carried at fair value, increased $19.4 million, or 20.6%, during fiscal 2012 and $41.4 million, or 78.7%, during fiscal 2011. The increase in the Company’s investment portfolio from December 31, 2011 to December 31, 2012 primarily reflected an increase in government agency securities and obligations of state and municipal subdivisions. This growth in the Company’s portfolio occurred primarily as the result of growth in the Company’s assets available for investment and the acquisition of approximately $10.3 million in securities acquired in the Company’s acquisition of CGI, including $6.3 million in municipal securities and $2.1 million in corporate bonds.
Cash and Cash Equivalents
Cash and cash equivalents decreased $9.2 million, or 9.0%, to $93.1 million as of December 31, 2013, from $102.3 million as of December 31, 2012.

Cash and cash equivalents increased $45.6 million, or 80.6%, to $102.3 million as of December 31, 2012, from $56.7 million as of December 31, 2011. Such increase in fiscal 2012 was necessary to maintain compliance with the Company’s liquidity policy of holding cash and investment securities held for sale in an amount equal to at least 10% of the Company’s total assets.
Certificates of Deposit Held in Other Banks
The Company owned certificates of deposit held in other banks in the amount of $7.7 million as of December 31, 2012, which the Company acquired in the I Bank acquisition and all of which matured during 2013.
Goodwill and Core Deposit Intangible, Net
The Company’s total goodwill was $34.7 million as of December 31, 2013, $28.7 million as of December 31, 2012, and was $11.2 million as of December 31, 2011. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired. The increase in the Company’s goodwill from December 31, 2011 to December 31, 2012 resulted from the acquisition of I Bank ($13.0 million in goodwill) and the acquisition of CGI ($4.8 million in goodwill), offset by a decrease of $254 thousand related to the sale of the Coupland, Texas branch in 2012. Goodwill increased $6.0 million from December 31, 2012 to December 31, 2013 related to the acquisition of Collin Bank in November 2013.
The Company’s other intangible asset, the Company’s core deposit intangible, net, was $3.1 million as of December 31, 2013, $3.3 million as of December 31, 2012 and $2.7 million as of December 31, 2011. The Company’s core deposit intangible is amortized on a straight-line basis over its estimated life of 10 years. The increase in the core deposit intangible, net, from December 31, 2011 to December 31, 2012 occurred as a result of the increase in the Company’s core deposit intangible of $1.1 million and $265 thousand as a result of the acquisition of deposits in the I Bank and CGI acquisitions, respectively, the benefit of which was partially offset by the amortization of the Company’s core deposit intangible, for that year. The decreases in the Company’s core deposit intangible, net, from December 31, 2012 to December 31, 2013 occurred as the result of the amortization of the Company’s core deposit intangible in the fiscal year ended December 31, 2013, offset by the addition of a $600 core deposit intangible acquired in the Collin Bank acquisition.
Liabilities
The Company’s total liabilities increased $314.7 million, or 19.5%, to $1.9 billion as of December 31, 2013, from $1.6 billion as of December 31, 2012, primarily due to organic deposit growth of $208.4 million. In addition, the increase was due in part to the acquisition of $111.2 million in deposits and the assumption of $26.0 million in FHLB advances in connection with the acquisition of Collin Bank. The increase was offset in part by the repayment of a total of $28.8 million in principal amount of notes payable and subordinated debt of the Company with a portion of the net proceeds of the Company’s initial public offering of its common stock.
The Company’s total liabilities increased $447.2 million, or 38.3%, to $1.6 billion as of December 31, 2012, from $1.2 billion as of December 31, 2011, primarily due to the assumption of deposit liabilities of $122.9 million in the I Bank Holding Company acquisition and $93.6 million in CGI acquisition. The balance of the increase is accounted for by organic growth in the Company’s deposit base, an increase in FHLB advances of $82.3 million, increases in the Company’s senior debt of $7.0 million and in the Company’s subordinated debentures of $4.7 million, and the Company’s assumption of $3.6 million in junior subordinated debentures related to trust preferred securities in CGI acquisition.
Deposits
Deposits represent Independent Bank’s primary source of funds. The Company continues to focus on growing core deposits through the Company’s relationship driven banking philosophy and community-focused marketing programs.
Total deposits were $1.7 billion as of December 31, 2013, an increase of $319.6 million, or 23.0%, compared to $1.4 billion as of December 31, 2012. Such increase resulted primarily from organic growth of 14.9% in interest-bearing deposits from December 31, 2012, to December 31, 2013. As of December 31, 2013, noninterest-bearing demand, interest-bearing checking, savings deposits and limited access money market accounts accounted for 75% of the Company’s total deposits, while individual retirement accounts and certificates of deposit made up 25% of total deposits. Noninterest-bearing demand deposits totaled $303 million, or 17.7% of total deposits, as of December 31, 2013, compared with $259.7 million, or 18.7% of total deposits, as of December 31, 2012, with the decrease in the percentage of total deposits represented by noninterest-bearing demand deposits occurring as a result of growth in interest-bearing deposits over the fiscal year ended December 31, 2012 and the mix of deposits acquired in the Collin Bank acquisition. The average cost of deposits decreased to 0.57% in 2013 from 0.83% in 2012.

The total deposits of $1.4 million as of December 31, 2012, compared with total deposits of $1.0 billion as of December 31, 2011, reflecting a $360.3 million, or 35.0%, increase from December 31, 2011. As of December 31, 2012, noninterest-bearing demand, interest-bearing checking, savings deposits and limited access money market accounts accounted for 78.5% of the Company’s total deposits, while individual retirement accounts and certificates of deposit made up 21.5% of total deposits. Noninterest-bearing demand deposits totaled $259.7 million, or 18.7% of total deposits, as of December 31, 2012 compared with $168.8 million, or 16.4% of total deposits as of December 31, 2011, an increase of $90.8 million or 53.8%. The average cost of interest-bearing deposits was 0.83% per annum for 2012 compared with 1.18% for 2011.
The decrease in the average cost of deposits during the comparable periods was primarily the result of decreases in interest rates offered on certain deposit products due to decreases in average market interest rates and decreases in renewal interest rates on maturing certificates of deposit given the current low interest rate environment.
The following table summarizes the Company’s average deposit balances and weighted average rates for the periods presented:

	For the Year Ended December 31, 2013		For the Year Ended December 31, 2012		For the Year Ended December 31, 2011
(dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Deposit Type
Noninterest-bearing demand accounts	$259,432	—%	$203,248	—%	$148,700	—%
Interest-bearing checking accounts	734,475	0.52	579,495	0.78	443,890	1.14
Savings accounts	114,699	0.33	110,118	0.65	86,080	1.08
Limited access money market accounts	50,661	0.27	32,976	0.36	27,525	0.48
Certificates of deposit, including individual retirement accounts (IRA)	334,269	0.79	285,564	1.05	285,808	1.32
Total deposits	$1,493,536	0.57%	$1,211,401	0.83%	$992,003	1.18%

The following table sets forth the maturity of time deposits (including IRA deposits) of $100,000 or more as of December 31, 2013:

	Maturity within:
(dollars in thousands)	Three Months	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
Individual retirement accounts	$1,430	$1,015	$3,064	$5,149	$10,658
Certificates of deposit, $100,000 and greater (excluding CDARS)	64,433	51,228	77,206	79,992	272,859
CDARS	13,042	2,047	11,779	394	27,262
Total	$78,905	$54,290	$92,049	$85,535	$310,779

Short-Term Borrowings
The Company’s deposits have historically provided the Company with a major source of funds to meet the daily liquidity needs of the Company’s customers and fund growth in earning assets. However, from time to time the Company may also engage in short-term borrowings. At December 31, 2013, the Company had $13.0 million in short-term borrowings outstanding, which were assumed in the Collin Bank acquisition and are discussed in the FHLB Advances section below. Other than the FHLB advances discussed below, the Company did not have any other short-term borrowings outstanding at the end of any month during the fiscal years ended December 31, 2012 or December 31, 2011 as a result of funding available from other sources. The Company has not historically needed to engage in significant short-term borrowing through sources such as federal funds purchased, securities sold under agreements to repurchase or Federal Reserve Discount Window advances to meet the daily liquidity needs of the Company’s customers or fund growth in earning assets.
FHLB Advances
In addition to deposits, the Company utilizes FHLB advances either as a short-term funding source or a longer-term funding source and to manage the Company’s interest rate risk on the Company’s loan portfolio. FHLB advances can be particularly attractive as a longer-term funding source to balance interest rate sensitivity and reduce interest rate risk. The Company assumed $13.0 million in short-term borrowings (FHLB advances) in the Collin Bank acquisition as of November 30, 2013, which remained outstanding until these borrowings matured and were repaid in January 2014. The maximum amount of short-

term FHLB advances the Company had outstanding at any month end during the year ended December 31, 2012, was $16.0 million. There were no short-term advances outstanding at any month end during the year ended December 31, 2011.
The Company’s FHLB borrowings totaled $187.5 million as of December 31, 2013 compared with $164.6 million as of December 31, 2012, and $82.3 million as of December 31, 2011. The increase from December 31, 2012 to December 31, 2013 is due to the assumption of $26.0 million in FHLB advances in connection with the Collin Bank acquisition, including the $13.0 million in short term advances discussed above. The increase from December 31, 2011 to December 31, 2012 resulted primarily from the Company’s assumption of $12.5 million in FHLB advances as a part of the acquisition of I Bank, as well as $70.0 million of intermediate-term FHLB advances obtained and used to manage the Company’s loan portfolio and reduce interest rate risk during fiscal 2012. As of December 31, 2013, 2012 and 2011, the Company had $218.0 million, $267.5 million, and $247.3 million, respectively, in unused and available advances from the FHLB. At December 31, 2013, the Company’s FHLB advances are collateralized by assets, including a blanket pledge of certain loans with a carrying value of $680.0 million and FHLB stock. As of December 31, 2013 and December 31, 2012, the Company had $274.6 million and $92.7 million, respectively, in undisbursed advance commitments (letters of credit) with the FHLB. The FHLB letters of credit were obtained in lieu of pledging securities to secure public fund deposits that are over the FDIC insurance limit. There were no disbursements against the advance commitments as of either December 31, 2013 or December 31, 2012.
The following table provides a summary of the Company’s FHLB advances at the dates indicated:

	As of December 31,
	2013	2012	2011
Fixed-rate, fixed term, at rates from 0.14% to 6.26%, with a weighted-average of 1.83% (maturing January 2014 through January 2026)	$187,484	—	—
Fixed-rate, fixed term, at rates from 1.12% to 6.26%, with a weighted-average of 2.01% (maturing March 2013 through January 2026)	—	$164,601	—
Fixed-rate, fixed term, at rates from 1.14% to 6.26%, with a weighted-average of 2.40% (maturing March 2013 through January 2026)	—	—	$82,291

As of December 31, 2013, the scheduled maturities of the Company’s FHLB advances were as follows (dollars in thousands):

Maturing Within	Principal Amount to Mature
As of December 31, 2013
First Year	$46,003
Second Year	23,000
Third Year	32,522
Fourth Year	30,000
Fifth Year	15,000
Thereafter	40,959
$187,484

Other Long-Term Indebtedness
As of December 31, 2013, 2012 and 2011, the Company had $7.7 million, $36.5 million, and $35.8 million, respectively, of long-term indebtedness (other than FHLB advances and junior subordinated debentures) outstanding, which included notes payable and subordinated debentures. The decrease in such long-term indebtedness from December 31, 2012, to December 31, 2013, resulted primarily from the repayment of $28.8 million in principal amount of notes payable and subordinated debentures during that period with a portion of the proceeds of the Company’s initial public offering. The increase in the Company’s long-term indebtedness from December 31, 2011 to December 31, 2012 resulted from the incurrence of $7.0 million of debt in connection with the I Bank Holding Company acquisition and the issuance of $4.7 million of the Company’s 7.00% subordinated debentures due October 2019 (paid in 2013) to provide a portion of the funds to complete the acquisition of CGI, partially offset by principal payments on the Company’s senior debt and the Adriatica property acquisition loan. The effect of the incurrence of additional debt and the issuances of the debentures discussed above on the balance of the Company’s total liabilities as of December 31, 2012 and December 31, 2011 was offset by the repayment of existing debt.

As of December 31, 2013, the scheduled principal maturities of the Company’s other long-term indebtedness are as follows (dollars in thousands):

Maturing Within	Principal Amount to Mature
As of December 31, 2013
First Year	$1,933
Second Year	1,933
Third Year	1,932
Fourth Year	1,932
Fifth Year	—
Thereafter	—
$7,730

Junior Subordinated Debentures
As of both December 31, 2013 and December 31, 2012, the Company had outstanding an aggregate of $18.1 million principal amount of five series of junior subordinated securities issued to five unconsolidated subsidiary trusts. As of December 31, 2011, the Company had outstanding an aggregate of $14.5 million principal amount of four series of junior subordinated debentures issued to four unconsolidated subsidiary trusts. The $3.6 million increase in the amount of the junior subordinated debentures at December 31, 2012 was a result of the acquisition of CGI. Each series of debentures was purchased by one of the trusts with the net proceeds of the issuance by such trust of floating rate trust preferred securities. These junior subordinated debentures are unsecured and will mature between March 2033 and June 2037. Each of the series of debentures bears interest at a per annum rate equal to three-month LIBOR plus a spread that ranges from 1.60% to 3.25%, with a weighted average spread of 2.68%. As of December 31, 2013, the interest rate on the various series of debentures was 3.49%, 3.09%, 2.64%, 3.49% and 1.84%, respectively, while as of December 31, 2012, the interest rate on the various series of debentures was 3.56%, 3.19%, 2.71%, 3.56% and 1.99%, respectively. Interest on each series of these debentures is payable quarterly, although the Company may, from time to time defer the payment of interest on any series of these debentures. A deferral of interest payments would, however, restrict the Company’s right to declare and pay cash distributions, including dividends, on the Company’s common stock or making distributions with respect to any of the Company’s future debt instruments that rank equally or are junior to such debentures. The Company may redeem the debentures, which are intended to qualify as Tier 1 capital, at the Company’s option, subject to approval of the Federal Reserve.
Capital Resources and Liquidity Management
Capital Resources
The Company’s stockholders’ equity is influenced by the Company’s earnings, the sales and redemptions of common stock that the Company makes, the dividends the Company pays on its common stock, and, to a lesser extent, any changes in unrealized holding gains or losses occurring with respect to the Company’s securities available for sale. Total stockholder’s equity was $233.8 million at December 31, 2013 compared with $124.5 million at December 31, 2012, an increase of approximately $109.3 million. The increase was due primarily to the sale of 3,680,000 shares of common stock in connection with the Company’s initial public offering, resulting in net proceeds of $86.6 million, common stock valued at $11.9 million issued in connection with the acquisition of Collin Bank, stock awards amortization of $1.5 million and the net income of $19.8 million earned by the Company for the fiscal year ended December 31, 2013, offset by dividends paid of $6.8 million and a decrease in unrealized gain (loss) on available for sale securities of $3.7 million.
The Company’s stockholders’ equity increased $38.5 million, or 44.8%, to $124.5 million as of December 31, 2012 from $86.0 million as of December 31, 2011, due to the retention of earnings and the issuance of $20.2 million of the Company’s common stock in January 2012 to fund the payment of a portion of the purchase price in the I Bank Holding Company acquisition and $5.0 million of the Company’s common stock in September 2012 and $3.7 million in October 2012 to fund the payment of a portion of the purchase price in the Company’s acquisition of CGI in October 2012. During fiscal 2012, the Company generated net income of $17.4 million and paid dividends of $8.7 million to the Company’s shareholders, including the amounts paid to shareholders in order to permit them to make estimated payments of their federal income tax liability associated with the items of the Company’s income passed through to them as shareholders of an S corporation.

Liquidity Management
Liquidity refers to the measure of the Company’s ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting the Company’s operating, capital and strategic cash flow needs, all at a reasonable cost. The Company’s asset and liability management policy is intended to maintain adequate liquidity and, therefore, enhance the Company’s ability to raise funds to support asset growth, meet deposit withdrawals and lending needs, maintain reserve requirements, and otherwise sustain operations. The Company accomplishes this through management of the maturities of the Company’s interest-earning assets and interest-bearing liabilities. The Company believes that the Company’s present position is adequate to meet the Company’s current and future liquidity needs.
The Company continuously monitors the Company’s liquidity position to ensure that assets and liabilities are managed in a manner that will meet all of the Company’s short-term and long-term cash requirements. The Company manages the Company’s liquidity position to meet the daily cash flow needs of customers, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of the Company’s shareholders. The Company also monitors its liquidity requirements in light of interest rate trends, changes in the economy, and the scheduled maturity and interest rate sensitivity of the investment and loan portfolios and deposits.
Liquidity risk management is an important element in the Company’s asset/liability management process. The Company’s short-term and long-term liquidity requirements are primarily to fund on-going operations, including payment of interest on deposits and debt, extensions of credit to borrowers, capital expenditures and shareholder dividends. These liquidity requirements are met primarily through cash flow from operations, redeployment of pre-paid and maturing balances in the Company’s loan and investment portfolios, debt financing and increases in customer deposits. The Company’s liquidity position is supported by management of liquid assets and liabilities and access to alternative sources of funds. Liquid assets include cash, interest-bearing deposits in banks, federal funds sold, securities available for sale and maturing or prepaying balances in the Company’s investment and loan portfolios. Liquid liabilities include core deposits, federal funds purchased, securities sold under repurchase agreements and other borrowings. Other sources of liquidity include the sale of loans, the ability to acquire additional national market noncore deposits, the issuance of additional collateralized borrowings such as FHLB advances, the issuance of debt securities, borrowings through the Federal Reserve’s discount window and the issuance of equity securities. For additional information regarding the Company’s operating, investing and financing cash flows, see the Consolidated Statements of Cash Flows provided in the Company’s consolidated financial statements.
In addition to the liquidity provided by the sources described above, Independent Bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of each of December 31, 2013 2012 and 2011, Independent Bank had established federal funds lines of credit with an unaffiliated bank totaling $40.0 million, $25.0 million and $20.0 million, respectively, with no amounts advanced against those lines at either of those times. Based on the values of stock, securities, and loans pledged as collateral, as of December 31, 2013, and December 31, 2012, the Company had additional borrowing capacity with the FHLB of $218.0 million as of December 31, 2013 and $267.5 million as of December 31, 2012. In the ordinary course of Independent Bank’s operations, Independent Bank maintains a correspondent bank account with TIB-The Independent Bankers Bank, the balance of which was approximately $25.2 million as of December 31, 2011. The balances maintained in that account as of December 31, 2013 and December 31, 2012, were not significant. The correspondent account is a demand account. The normal services associated with a correspondent banking relationship, including clearing of checks, sales and purchases of participations in loans and investments and sales and purchases of federal funds.
The Company is a corporation separate and apart from Independent Bank and, therefore, the Company must provide for the Company’s own liquidity. The Company’s main source of funding is dividends declared and paid to the Company by Independent Bank. Statutory and regulatory limitations exist that affect the ability of Independent Bank to pay dividends to the Company. Management believes that these limitations will not impact the Company’s ability to meet the Company’s ongoing short-term cash obligations. For additional information regarding dividend restrictions, see “Risk Factors-Risks Related to the Company’s Business” in Part I, Item 1A, and “Supervision and Regulation” under Part I, Item 1, “Business.”
Regulatory Capital Requirements
The Company’s capital management consists of providing equity to support the Company’s current and future operations. The Company is subject to various regulatory capital requirements administered by state and federal banking agencies, including the TDB, Federal Reserve and the FDIC. Failure to meet minimum capital requirements may prompt certain actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
The Company expects that, as a result of recent developments such as the Dodd-Frank Act, the Company will be subject to increasingly stringent regulatory capital requirements. For further discussion of the changing regulatory framework in which the Company operates, see “Supervision and Regulation” under Part I, Item 1, “Business.”
The risk-based capital standards issued by the FDIC require all state nonmember banks to have “Tier 1 capital” of at least 4% and “total risk-based” capital (Tier 1 and Tier 2) of at least 8.0% of total risk-weighted assets. “Tier 1 capital” generally includes common stock equity and qualifying perpetual preferred stock together with related surpluses and retained earnings, less deduction for goodwill and various other intangibles. “Tier 2 capital” may consist of a limited amount of intermediate-term preferred stock, a limited amount of term subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock not qualifying as Tier 1 capital, and a limited amount (no greater than 1.25% of risk weighted assets) of the general valuation allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.”
The FDIC has also adopted guidelines which supplement the risk-based capital guidelines with a minimum ratio of Tier 1 capital to average total consolidated tangible assets, or “leverage ratio,” of 4.0% for institutions with well diversified risk, including no undue interest rate exposure; excellent asset quality; high liquidity; good earnings; and that are generally considered to be strong banking organizations, rated composite 1 under applicable federal guidelines, and that are not experiencing or anticipating significant growth. Other banking organizations are required to maintain a leverage ratio of at least 4.0%. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets.
The FDIC has promulgated regulations setting the levels at which an insured institution such as Independent Bank would be considered “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Independent Bank is considered “well-capitalized” for purposes of the applicable prompt corrective action regulations.
As of December 31, 2013, 2012, and 2011, the Company exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	As of December 31, 2013
	Actual	Required to be considered well capitalized	Required to be considered adequately capitalized
	Ratio	Ratio	Ratio
Tier 1 capital to average assets ratio	10.71%	≥5.00%	4.00-5.00%
Tier 1 capital to risk-weighted assets ratio	12.64	≥6.00	4.00-6.00
Total capital to risk-weighted assets ratio	13.83	≥10.00	8.00-10.00

	As of December 31, 2012
	Actual	Required to be considered well capitalized	Required to be considered adequately capitalized
	Ratio	Ratio	Ratio
Tier 1 capital to average assets ratio	6.45%	≥5.00%	4.00-5.00%
Tier 1 capital to risk-weighted assets ratio	8.22	≥6.00	4.00-6.00
Total capital to risk-weighted assets ratio	10.51	≥10.00	8.00-10.00

	As of December 31, 2011
	Actual	Required to be considered well capitalized	Required to be considered adequately capitalized
	Ratio	Ratio	Ratio
Tier 1 capital to average assets ratio	6.89%	≥5.00%	4.00-5.00%
Tier 1 capital to risk-weighted assets ratio	8.59	≥6.00	4.00-6.00
Total capital to risk-weighted assets ratio	11.19	≥10.00	8.00-10.00

Contractual Obligations
In the ordinary course of the Company’s operations, the Company enters into certain contractual obligations, such as obligations for operating leases and other arrangements with respect to deposit liabilities, FHLB advances and other borrowed funds. The Company believes that it will be able to meet its contractual obligations as they come due through the maintenance of adequate cash levels. The Company expects to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity and continued deposit gathering activities. The Company has in place various borrowing mechanisms for both short-term and long-term liquidity needs.
During the fiscal year ending December 31, 2013, the Company repaid all of its outstanding notes payable, which had an aggregate outstanding principal amount of $15.7 million, and a portion of the Company’s subordinated debt having an aggregate principal amount of $13.1 million. Other than these payoffs and normal changes in the ordinary course of business, there have been no significant changes in the types of contractual obligations or amounts due since December 31, 2012.
The following table contains supplemental information regarding the Company’s total contractual obligations as of December 31, 2013:

(dollars in thousands)	Payments Due
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Deposits without a stated maturity	$1,284,223	$—	$—	$—	$1,284,223
Time deposits	305,764	94,610	25,718	4	426,096
FHLB advances	46,003	55,522	45,000	40,959	187,484
Subordinated debt	1,933	3,865	1,932	—	7,730
Junior subordinated debentures	—	—	—	18,147	18,147
Operating leases	611	996	525	330	2,462
Total contractual obligations	$1,638,534	$154,993	$73,175	$59,440	$1,926,142

The Company believes that it will be able to meet its contractual obligations as they come due through the maintenance of adequate cash levels. The Company expects to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity and continued deposit gathering activities. The Company has in place various borrowing mechanisms for both short-term and long-term liquidity needs.
Off-Balance Sheet Arrangements
In the normal course of business, the Company enters into various transactions, which, in accordance with accounting principles generally accepted in the United States, are not included in the Company’s consolidated balance sheets. However, the Company has only limited off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. Independent Bank enters into these transactions to meet the financing needs of the Company’s customers. These transactions include commitments to extend credit and issue standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.
Commitments to Extend Credit. Independent Bank enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of Independent Bank’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. Independent Bank minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

Standby Letters of Credit. Standby letters of credit are written conditional commitments that Independent Bank issues to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, Independent Bank would be required to fund the commitment. The maximum potential amount of future payments Independent Bank could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the customer is obligated to reimburse Independent Bank for the amount paid under this standby letter of credit.
Independent Bank’s commitments to extend credit and outstanding standby letters of credit were $365.6 million and $2.1 million, respectively, as of December 31, 2013. Independent Bank’s commitments to extend credit and outstanding standby letters of credit were $153.9 million and $2.7 million, respectively, as of December 31, 2012. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. The Company manages the Company’s liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that the Company will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.
The Company guarantees the distributions and payments for redemption or liquidation of the trust preferred securities issued by the Company’s wholly owned subsidiary trusts to the extent of funds held by the trusts. Although this guarantee is not separately recorded, the obligation underlying the guarantee is fully reflected on the Company’s consolidated balance sheets as junior subordinated debentures, which debentures are held by the Company’s subsidiary trusts. The junior subordinated debentures currently qualify as Tier 1 capital under the Federal Reserve capital adequacy guidelines. For additional information regarding the subordinated debentures, see Note 13 to the Company’s consolidated financial statements.
Asset/Liability Management and Interest Rate Risk
The principal objective of the Company’s asset and liability management function is to evaluate the interest rate risk within the balance sheet and pursue a controlled assumption of interest rate risk while maximizing net income and preserving adequate levels of liquidity and capital. The Investment Committee of Independent Bank’s board of directors has oversight of Independent Bank’s asset and liability management function, which is managed by the Company’s Chief Financial Officer. The Company’s Chief Financial Officer meets with the Company’s senior executive management team regularly to review, among other things, the sensitivity of the Company’s assets and liabilities to market interest rate changes, local and national market conditions and market interest rates. That group also reviews the liquidity, capital, deposit mix, loan mix and investment positions of the Company.
The Company’s management and the Company’s board of directors are responsible for managing interest rate risk and employing risk management policies that monitor and limit the Company’s exposure to interest rate risk. Interest rate risk is measured using net interest income simulations and market value of portfolio equity analyses. These analyses use various assumptions, including the nature and timing of interest rate changes, yield curve shape, prepayments on loans, securities and deposits, deposit decay rates, pricing decisions on loans and deposits, reinvestment/ replacement of asset and liability cash flows.
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
The Company also analyzes the economic value of equity as a secondary measure of interest rate risk. This is a complementary measure to net interest income where the calculated value is the result of the market value of assets less the market value of liabilities. The economic value of equity is a longer term view of interest rate risk because it measures the present value of the future cash flows. The impact of changes in interest rates on this calculation is analyzed for the risk to the Company’s future earnings and is used in conjunction with the analyses on net interest income.
The Company conducts periodic analyses of the Company’s sensitivity to interest rate risks through the use of a third-party proprietary interest-rate sensitivity model provided by ALX Consulting, Inc., or ALX, an affiliate of TIB-The Independent Bankers Bank. That model has been customized to the Company’s specifications. The analyses conducted by use of that model are based on current information regarding the Company’s actual interest-earnings assets, interest-bearing liabilities, capital and other financial information that the Company supplies. ALX uses that information in the model to estimate the Company’s sensitivity to interest rate risk.

The Company’s interest rate risk model indicated that it was liability sensitive in terms of interest rate sensitivity as of December 31, 2013. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income based on the interest rate risk model as of December 31, 2013:

Hypothetical Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
200	(0.6)%
100	(0.7)
(100)	2.1

These are good faith estimates and assume that the composition of the Company’s interest sensitive assets and liabilities existing at each year-end will remain constant over the relevant twelve-month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that the Company might undertake in response to changes in market interest rates. The Company believes these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities re-price in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, the Company anticipates that its future results will likely be different from the foregoing estimates, and such differences could be material.
Many assumptions are used to calculate the impact of interest rate fluctuations. Actual results may be significantly different than the Company’s projections due to several factors, including the timing and frequency of rate changes, market conditions and the shape of the yield curve. The computations of interest rate risk shown above do not include actions that the Company’s management may undertake to manage the risks in response to anticipated changes in interest rates and actual results may also differ due to any actions taken in response to the changing rates.
As part of the Company’s asset/liability management strategy, the Company’s management has emphasized the origination of shorter duration loans as well as variable rate loans to limit the negative exposure to a rate increase, as well as obtaining funding with FHLB advances to manage interest rate risks on funding of loan commitments. Additionally, a significant portion of the loans in the Company’s loan portfolio typically have short-term maturities. The Company’s strategy with respect to liabilities has been to emphasize transaction accounts, particularly noninterest or low interest-bearing nonmaturing deposit accounts, which are less sensitive to changes in interest rates. In response to this strategy, nonmaturing deposit accounts have been steadily increasing and totaled 75.1% of total deposits as of December 31, 2013, and 78.5% of total deposits as of December 31, 2012 compared with 73.9% as of December 31, 2011. The Company had brokered deposits, including CDARS totaling $61.2 million and $31.2 million, at December 31, 2013 and 2012, respectively. The Company intends to focus on the Company’s strategy of increasing noninterest or low interest-bearing nonmaturing deposit accounts, but may consider the use brokered deposits as a stable source of funding.
Inflation and Changing Prices
The largest component of earnings for the Company is net interest income, which is affected by changes in interest rates. Changes in interest rates are also influenced by changes in the rate of inflation, although not necessarily at the same rate or in the same magnitude. In management's opinion, changes in interest rates have a more significant impact to the Company's operations than do changes in inflation. However, inflation, does impact the operating costs of the Company, primarily employment costs and other services.
Critical Accounting Policies and Estimates
The preparation of the Company’s consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires the Company to make estimates and judgments that affect the Company’s reported amounts of assets, liabilities, income and expenses and related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. The Company evaluates the Company’s estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

Accounting policies, as described in detail in the notes to the Company’s consolidated financial statements are an integral part of the Company’s financial statements. A thorough understanding of these accounting policies is essential when reviewing the Company’s reported results of operations and the Company’s financial position. The Company believes that the critical accounting policies and estimates discussed below require the Company to make difficult, subjective or complex judgments about matters that are inherently uncertain. Changes in these estimates, that are likely to occur from period to period, or the use of different estimates that the Company could have reasonably used in the current period, would have a material impact on the Company’s financial position, results of operations or liquidity.
Acquired Loans. The Company’s accounting policies require that the Company evaluates all acquired loans for evidence of deterioration in credit quality since origination and to evaluate whether it is probable that the Company will collect all contractually required payments from the borrower.
Acquired loans from the transactions accounted for as a business combination include both nonperforming loans with evidence of credit deterioration since their origination date and performing loans. The Company accounts for performing loans under ASC Paragraph 310-20, Nonrefundable Fees and Other Costs, with the related discount being adjusted for over the life of the loan and recognized as interest income. The Company accounts for the nonperforming loans acquired in accordance with ASC Paragraph 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. At the date of the acquisition, acquired loans are recorded at their fair value.
The Company recognizes the difference between the undiscounted cash flows the Company expects (at the time the Company acquires the loan) to be collected and the investment in the loan, or the “accretable yield,” as interest income using the interest method over the life of the loan. The Company does not recognize contractually required payments for interest and principal that exceed undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” as a yield adjustment, loss accrual or valuation allowance. Increases in the expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over the loan’s remaining life, while decreases in expected cash flows are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition.
Upon an acquisition, the Company generally continues to use the classification of acquired loans classified nonaccrual or 90 days and accruing. The Company does not classify acquired loans as TDRs unless the Company modifies an acquired loan subsequent to acquisition that meets the TDR criteria. Reported delinquency of the Company’s purchased loan portfolio is based upon the contractual terms of the loans.
Allowance for Loan Losses. The allowance for loan losses represents management’s estimate of probable and reasonably estimable credit losses inherent in the loan portfolio. In determining the allowance, the Company estimates losses on individual impaired loans, or groups of loans which are not impaired, where the probable loss can be identified and reasonably estimated. On a quarterly basis, the Company assesses the risk inherent in the Company’s loan portfolio based on qualitative and quantitative trends in the portfolio, including the internal risk classification of loans, historical loss rates, changes in the nature and volume of the loan portfolio, industry or borrower concentrations, delinquency trends, detailed reviews of significant loans with identified weaknesses and the impacts of local, regional and national economic factors on the quality of the loan portfolio. Based on this analysis, the Company records a provision for loan losses in order to maintain the allowance at appropriate levels.
Determining the amount of the allowance is considered a critical accounting estimate, as it requires significant judgment and the use of subjective measurements, including management’s assessment of overall portfolio quality. The Company maintains the allowance at an amount the Company believes is sufficient to provide for estimated losses inherent in the Company’s loan portfolio at each balance sheet date, and fluctuations in the provision for loan losses may result from management’s assessment of the adequacy of the allowance. Changes in these estimates and assumptions are possible and may have a material impact on the Company’s allowance, and therefore the Company’s financial position, liquidity or results of operations.
Goodwill and Core Deposit Intangible. The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. Prior to 2012, the evaluation of goodwill impairment was a two-step test. Effective January 1, 2012, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two step impairment test is unnecessary. If the Company concludes otherwise, then it is required to perform the first step of the two step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. In testing for impairment in the past, the fair value of net assets was estimated using a discounted cash flow analysis based on future projected the Company earnings. In future testing for impairment, the fair value of net assets will be estimated based on an analysis of the Company’s market value.
Determining the fair value of goodwill is considered a critical accounting estimate because the allocation of the fair value of goodwill to assets and liabilities requires significant management judgment and the use of subjective measurements. Variability in the market and changes in assumptions or subjective measurements used to allocate fair value are reasonably possible and may have a material impact on the Company’s financial position, liquidity or results of operations.
Core deposit intangibles are acquired customer relationships that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Core deposit intangibles are being amortized on a straight-line basis over their estimated useful lives of ten years. Core deposit intangibles are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.
Emerging Growth Company. The JOBS Act permits the Company, as an “emerging growth company,” to take advantage of an extended transition period to comply with new or revised accounting standards and not commence complying with new or revised accounting standards until private companies must do so. Under the JOBS Act, the Company may make an irrevocable election to “opt out” of that extended transition period and comply with new or revised accounting standards when public companies that are not emerging growth companies must commence complying with those standards. The Company has elected not to “opt out” of the extended transition period at this time. Consequently, when a new or revised accounting standard has application dates that are different for public companies and private companies, the Company will commence complying with the new or revised standard only when private companies must do so. The Company will continue to commence complying with new or revised accounting standards in this manner until the Company ceases to be an emerging growth company unless the Company previously elects to opt out of the extended transition period, as the Company may do under the JOBS Act. Any such future election by the Company will be irrevocable and will apply to all accounting standards issued or revised after such election.
As a consequence of the Company’s determination to take advantage of the extended transition period, the Company’s consolidated financial statements as of a particular date and for a particular period in the future may not be comparable to the financial statements as of such date and for such period of a public company situated similarly to the Company that is neither an emerging growth company nor an emerging growth company that has opted out of the extended transition period. Such financial statements of the other company may be prepared in conformity with new or revised accounting standards then applicable to public companies, but not to private companies, while, if the Company is then in the extended transition period, the Company’s consolidated financial standards would not be prepared in conformity with such new or revised accounting standards.
Recently Issued Accounting Pronouncements
The Company has evaluated new accounting pronouncements that have recently been issued and have determined that there are no new accounting pronouncements that should be described in this section that will impact the Company’s operations, financial condition or liquidity in future periods. Refer to Note 2 of the Company’s audited consolidated financial statements for a discussion of recent accounting pronouncements that have been adopted by the Company or that will require enhanced disclosures in the Company’s financial statements in future periods.
Non-GAAP Financial Measures
The Company identifies certain of the financial measures discussed in this Annual Report on Form 10-K as being “non-GAAP financial measures.” In accordance with the SEC’s rules, the Company classifies a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles as in effect from time to time in the United States in the Company’s statements of income, balance sheet or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures or ratios or statistical measures calculated using exclusively either financial measures calculated in accordance with GAAP, operating measures or other measures that are not non-GAAP financial measures or both.
The non-GAAP financial measures that the Company discusses in this Annual Report on Form 10-K should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP.

Moreover, the manner in which the Company calculates the non-GAAP financial measures that the Company discusses in this Annual Report on Form 10-K may differ from that of other companies reporting measures with similar names. You should understand how such other banking organizations calculate their financial measures similar or with names similar to the non-GAAP financial measures the Company has discussed in this Annual Report on Form 10-K when comparing such non-GAAP financial measures.
Tangible Book Value Per Common Share. Tangible book value is a non-GAAP measures generally used by financial analysts and investment bankers to evaluate capital adequacy. The Company calculates: (a) tangible common equity as total stockholders’ equity less goodwill and other intangible assets; and (b) tangible book value per common share as tangible common equity (as described in clause (a)) divided by shares of common stock outstanding. For tangible book value, the most directly comparable financial measure calculated in accordance with GAAP is the Company’s book value.
The Company believes that this non-GAAP financial measure is important information to be provided to you because, as do the Company’s management, banking regulators, many financial analysts and other investors, you can use the tangible book value in conjunction with more traditional bank capital ratios to assess the Company’s capital adequacy without the effect of the Company’s goodwill and other intangible assets and compare the Company’s capital adequacy with the capital adequacy of other banking organizations with significant amounts of goodwill and/or other intangible assets, which typically stem from the use of the purchase accounting method of accounting for mergers and acquisitions.
The following table presents, as of the dates set forth below, total stockholders’ equity to tangible common equity and presents the Company’s tangible book value per common share compared with the Company’s book value per common share:

	As of December 31,
(dollars in thousands, except per share data)	2013	2012	2011	2010	2009
Tangible Common Equity
Total stockholders’ equity	$233,772	$124,510	$85.997	$76.044	$62.479
Adjustments:
Goodwill	(34,704)	(28,742)	(11,222)	(11,222)	(11,222)
Core deposit intangibles	(3,148)	(3,251)	(2,664)	(3,231)	(1,914)
Tangible common equity	$195,920	$92,517	$ 72,111	$ 61,591	$ 49,343
Common shares outstanding(1)	12,330,158	8,269,707	6,850,293	6,832,328	6,628,056

Book value per common share	$18.96	$15.06	$12.55	$11.13	$9.42
Tangible book value per common share	15.89	11.19	10.53	9.02	7.44

(1)	The Company calculates the common shares outstanding as set forth in note 5 to the tabular presentation of Independent’s historical selected financial data and other information appearing above.

Tier 1 Capital to Risk-Weighted Assets Ratio. The Company calculates the Tier 1 capital to risk-weighted assets ratio by dividing (a) the Company’s Tier 1 capital less noncommon elements, including qualifying trust preferred securities, by (b) risk-weighted assets, which are calculated in accordance with applicable bank regulatory requirements. Applicable bank regulatory requirements do not require the Company to disclose on a recurring basis the Company’s Tier 1 capital ratio. Management is currently monitoring this ratio, along with the applicable bank regulatory ratios, in evaluating the Company’s capital levels and believes that, at this time, the ratio may continue to be information that may be of interest to investors and analysts and assist them in assessing the adequacy of the Company’s capital and risk tolerance in view of the Company’s capital position. The financial measure calculated in accordance with GAAP most directly comparable to the Tier 1 capital to risk-weighted assets ratio is the ratio of the Company’s total stockholders’ equity to risk-weighted assets.
The following table presents the Company’s total stockholders’ equity (on a GAAP basis) to Tier 1 capital and presents the Tier 1 capital to risk-weighted assets ratio and the ratio of total stockholders’ equity to risk-weighted assets as of the dates set forth below:

	As of December 31,
(dollars in thousands)	2013	2012	2011	2010	2009
Tier 1 Capital
Total stockholders’ equity-GAAP	$233,772	124,510	$ 85,997	$ 76,044	$ 62,479
Adjustments:
Unrealized loss (gain) on available-for-sale securities	1,130	(2,578)	(2,162)	(866)	(80)
Goodwill	(34,704)	(28,742)	(11,222)	(11,222)	(11,222)
Other intangibles	(3,148)	(3,251)	(2,664)	(3,231)	(1,914)
Qualifying Restricted Core Capital Elements (TRUPS)	17,600	17,600	14,100	14,100	14,100
Tier 1 capital	$214,650	$107,539	$ 84,049	$ 74,825	$ 63,363
Total Risk-weighted Assets
On balance sheet	$1,637,117	1,297,795	971,322	834,898	705,406
Off balance sheet	60,397	10,860	6,850	8,139	4,428
Total risk-weighted assets	$1,697,514	1,308,655	978,172	843,037	709,834
Total stockholders’ equity to risk-weighted assets ratio	13.77%	9.51%	8.79%	9.02%	8.80%
Tier 1 common equity to risk-weighted assets ratio	12.64	8.22	8.59	8.88	8.93

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding the market risk of the Company's financial instruments, see Part II, Item. 7. Management's Discussion and Analysis of Financial Condition and Results of Operation--Financial Condition--Asset/Liability Management and Interest Rate Risk. The Company's principal market risk exposure is to changes in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements, the reports thereon, the notes thereto and supplementary data commence at page 86 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of the end of the period covered by this report.
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
This Annual Report on Form 10-K does not include a report on management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference to the information under the captions “Election of Directors,” “Current Executive Officers and Directors,” “Beneficial Ownership of the Company's Common Stock by Management and Principal Shareholders of the Company- Section 16(a) Beneficial Ownership Reporting Compliance,” “Board and Committee Matters-Audit Committee,” “Board and Committee Matters-Director Nominations” and “Board and Committee Matters-Code of Conduct: Code of Ethics for Chief Executive Officer and Senior Financial Officers” in the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders (the “2014 Proxy Statement”) to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the information under the captions “Executive Compensation and Other Matters” in the 2014 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Certain information required by this Item 12 is included under “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The other information required by this Item is incorporated herein by reference to the information under the caption “Beneficial Ownership of Common Stock by Management and Principal Shareholders of the Company” in the 2014 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference to the information under the captions “Board and Committee Matters- Director Independence” and “Certain Relationships and Related Person Transactions” in the 2014 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference to the information under the caption “Board and Committee Matters-Fees and Services of Independent Registered Public Accounting Firm” and "Board and Committee Matters-Audit Committee Pre-Approval Policy" in the 2014 Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements. Reference is made to the Consolidated Financial Statements, the report thereon and the notes thereto commencing at page 89 of this Annual Report on Form 10-K. Set forth below is a list of such Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Income for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements
2. Financial Statement Schedules. All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.
3. The exhibits to this Annual Report on Form 10-K listed below have been included only with the copy of this report filed with the Securities and Exchange Commission. The Company will furnish a copy of any exhibit to shareholders upon written request to the Company and payment of a reasonable fee not to exceed the Company’s reasonable expense.
Each exhibit marked with an asterisk is filed or furnished with this Annual Report on Form 10-K as noted below.

EXHIBIT LIST

Exhibit Number	Description
3.1
Amended and Restated Certificate of Formation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-186912) (the “Form S-1 Registration Statement”))

3.2	Certificate of Amendment to Amended and Restated Certificate of Formation of the Registrant (incorporated herein by reference to Exhibit 3.3 to the Form S-1 Registration Statement)
3.3	Third Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Form S-1 Registration Statement)
4.1	Form of certificate representing shares of the Registrant’s common stock (incorporated herein by reference to Exhibit 4.1 to the Form S-1 Registration Statement)
4.2	Form of Common Stock Purchase Warrant, with schedules of differences (incorporated herein by reference to Exhibit 4.2 to the Form S-1 Registration Statement)

The other instruments defining the rights of holders of the long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.

10.1
Loan and Subordinated Debenture Purchase Agreement, dated December 23, 2008, between Independent Bank Group, Inc. and TIB The Independent BankersBank (incorporated herein by reference to Exhibit 10.1 to the Form S-1 Registration Statement)

10.2
Term Promissory Note, dated December 24, 2008, by Independent Bank Group, Inc. payable to TIB The Independent BankersBank in the original principal amount of $12,000,000 (incorporated herein by reference to Exhibit 10.2 to the Form S-1 Registration Statement)

10.3
Subordinated Debenture, dated December 24, 2008, by Independent Bank Group, Inc. payable to TIB The Independent BankersBank in the original principal amount of $4,500,000 (incorporated herein by reference to Exhibit 10.3 to the Form S-1 Registration Statement)

10.4
Pledge and Security Agreement, dated December 24, 2008, between Independent Bank Group, Inc. and TIB The Independent BankersBank (incorporated herein by reference to Exhibit 10.4 to the Form S-1 Registration Statement)

10.5
Letter Loan Agreement, dated March 15, 2012, between Independent Bank Group, Inc. and TIB The Independent BankersBank (incorporated herein by reference to Exhibit 10.5 to the Form S-1 Registration Statement)

10.6
Promissory Note, dated March 15, 2012, by Independent Bank Group, Inc. payable to TIB The Independent BankersBank in the original principal amount of $7,000,000 (incorporated herein by reference to Exhibit 10.6 to the Form S-1 Registration Statement)

10.7
Pledge Agreement, dated March 15, 2012, between Independent Bank Group, Inc. and TIB The Independent BankersBank (incorporated herein by reference to Exhibit 10.7 to the Form S-1 Registration Statement)

10.8
Loan Agreement, dated June 28, 2011, between IBG Adriatica Holdings, Inc. and First United Bank and Trust Company (incorporated herein by reference to Exhibit 10.8 to the Form S-1 Registration Statement)

10.9
Commercial Promissory Note, dated June 28, 2011, by IBG Adriatica Holdings, Inc. payable to First United Bank and Trust Company in the original principal amount of $12,187,500 (incorporated herein by reference to Exhibit 10.9 to the Form S-1 Registration Statement)

10.10
Security Agreement, dated June 28, 2011, between IBG Adriatica Holdings, Inc. and First United Bank and Trust Company (incorporated herein by reference to Exhibit 10.10 to the Form S-1 Registration Statement)

10.11
Commercial Deed of Trust, Security Agreement, Financing Statement and Assignment of Rents, dated July 29, 2011, by IBG Adriatica Holdings, Inc. for the benefit of First United Bank and Trust Company (incorporated herein by reference to Exhibit 10.11 to the Form S-1 Registration Statement)

10.12
Commercial Guaranty Agreement, dated June 28, 2011, by Independent Bank Group, Inc. in favor of First United Bank and Trust Company (incorporated herein by reference to Exhibit 10.12 to the Form S-1 Registration Statement)

10.13
Loan Purchase and Sale Agreement between IBG Adriatica Holdings, Inc., as assignee of Independent Bank Group, Inc., and First United Bank and Trust Company, as amended (incorporated herein by reference to Exhibit 10.13 to the Form S-1 Registration Statement)

10.14
Real Estate Acquisition and Option Agreement, dated the December 22, 2011, between IBG Adriatica Holdings, Inc. and Himalayan Ventures, L.P. (incorporated herein by reference to Exhibit 10.14 to the Form S-1 Registration Statement)

10.15
Real Estate Acquisition Agreement, dated November 15, 2012, between IBG Adriatica Holdings, Inc. and Himalayan St. Paul’s Square Holdings, LLC (incorporated herein by reference to Exhibit 10.15 to the Form S-1 Registration Statement)

10.16
Real Estate Acquisition Agreements by and between IBG Adriatica Holdings, Inc. and Himalayan Ventures, L.P. dated December 5, 2013 (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-4 (Registration No. 333-193373) (the “BOH Holdings Form S-4 Registration statement”).

10.17	Form of Indemnification Agreement for directors and officers (incorporated herein by reference to Exhibit 10.16 to the Form S-1 Registration Statement)
10.18	Form of S-Corporation Revocation, Tax Allocation and Indemnification Agreement (incorporated herein by reference to Exhibit 10.17 to the Form S-1 Registration Statement)
10.19
2005 Stock Grant Plan, with form of Notice of Grant Letter Agreement, as amended, and related Form of Notice of Grant Letter Agreement relating to the written compensation contracts (incorporated herein by reference to Exhibit 10.18 to the Form S-1 Registration Statement)

10.20	2012 Stock Grant Plan, with form of Notice of Grant Letter Agreement (incorporated herein by reference to Exhibit 10.19 to the Form S-1 Registration Statement)
10.21	2013 Equity Incentive Plan, with form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.20 to the Form S-1 Registration Statement)
10.22
Agreement and Plan of Reorganization, dated December 22, 2011, between Independent Bank Group, Inc. and I Bank Holding Company, Inc. (incorporated herein by reference to Exhibit 10.21 to the Form S-1 Registration Statement)

10.23
Agreement and Plan of Reorganization, dated July 2, 2012, between Independent Bank Group, Inc. and The Community Group, Inc. (incorporated herein by reference to Exhibit 10.22 to the Form S-1 Registration Statement)

10.24	Purchase and Assumption Agreement, dated January 13, 2009, between Independent Bank and First State Bank (incorporated herein by reference to Exhibit 10.23 to the Form S-1 Registration Statement)
10.25	Purchase and Assumption Agreement, dated June 29, 2012, between Independent Bank and Citizens National Bank (incorporated herein by reference to Exhibit 10.24 to the Form S-1 Registration Statement)
10.26
Agreement and Plan of Reorganization by and between Independent Bank Group, Inc. and Collin Bank dated as of July 18, 2013 (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-190946).

10.27
Agreement and Plan of Reorganization by and between Independent Bank Group, Inc. and Live Oak Financial Corp. dated as of August 22, 2013 (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-191670).

10.28
Agreement and Plan of Reorganization, dated as of November 21, 2013, by and among Independent Bank Group, Inc. and BOH Holdings, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4 (Registration No. 333-193373) (the "BOH Holdings Form S‑4 Registration Statement")

10.29
Employment Agreement, dated November 21, 2013, between Independent Bank Group, Inc. and James D. Stein, including related Restricted Stock Grant (incorporated herein by reference to Exhibit 10.28 to the BOH Holdings Form S-4 Registration Statement).

21.1	Subsidiaries of Independent Bank Group, Inc.*
31.1	Chief Executive Officer Section 302 Certification*
31.2	Chief Financial Officer Section 302 Certification*
32.1	Chief Executive Officer Section 906 Certification*
32.2	Chief Financial Officer Section 906 Certification*
Exhibit 101.INS+	XBRL Instance Document
Exhibit 101.SCH+	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB+	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

+	Not deemed to be filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, in accordance with Rule 406T of Regulation S-T.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Independent Bank Group, Inc. and Subsidiaries
McKinney, Texas

We have audited the accompanying consolidated balance sheets of Independent Bank Group, Inc. and Subsidiaries (Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the years ended December 31, 2013, 2012, and 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting under Public Company Accounting Oversight Board (PCAOB) standards. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting under PCAOB standards. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independent Bank Group, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years ended December 31, 2013, 2012 and 2011, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Dallas, Texas
March 27, 2014

Independent Bank Group, Inc. and Subsidiaries

Consolidated Balance Sheets
December 31, 2013 and 2012
(Dollars in thousands, except share information)

	December 31,
Assets	2013	2012

Cash and due from banks	$27,408	$30,920
Federal Reserve Excess Balance Account (EBA)	65,646	71,370
Cash and cash equivalents	93,054	102,290
Certificates of deposit held in other banks	—	7,720
Securities available for sale (amortized cost of $196,689 and $110,777, respectively)	194,038	113,355
Loans held for sale	3,383	9,162
Loans, net of allowance for loan losses of $13,960 and $11,478, respectively	1,709,200	1,358,036
Premises and equipment, net	72,735	70,581
Other real estate owned	3,322	6,819
Adriatica real estate	—	9,727
Goodwill	34,704	28,742
Core deposit intangible, net	3,148	3,251
Federal Home Loan Bank (FHLB) of Dallas stock and other restricted stock	9,494	8,165
Bank-owned life insurance (BOLI)	21,272	10,924
Deferred tax asset	4,834	—
Other assets	14,800	11,288
Total assets	$2,163,984	$1,740,060

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$302,756	$259,664
Interest-bearing	1,407,563	1,131,076
Total deposits	1,710,319	1,390,740

FHLB advances	187,484	164,601
Notes payable	—	15,729
Other borrowings	4,460	12,252
Other borrowings, related parties	3,270	8,536
Junior subordinated debentures	18,147	18,147
Other liabilities	6,532	5,545
Total liabilities	1,930,212	1,615,550
Commitments and contingencies
Stockholders’ equity:
Common stock (12,330,158 and 8,278,354 shares outstanding, respectively)	123	83
Additional paid-in capital	222,116	88,791
Retained earnings	12,663	33,290
Treasury stock, at cost (0 and 8,647 shares, respectively)	—	(232)
Accumulated other comprehensive income (loss)	(1,130)	2,578
Total stockholders’ equity	233,772	124,510
Total liabilities and stockholders’ equity	$2,163,984	$1,740,060
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Income
Years Ended December 31, 2013, 2012 and 2011
(Dollars in thousands, except per share information)

	Years ended December 31,
	2013	2012	2011
Interest income:
Interest and fees on loans	$84,350	$69,494	$57,263
Interest on taxable securities	1,516	1,288	1,767
Interest on nontaxable securities	1,024	828	522
Interest on federal funds sold and other	324	280	87
Total interest income	87,214	71,890	59,639
Interest expense:
Interest on deposits	6,974	8,351	9,912
Interest on FHLB advances	3,303	2,383	1,477
Interest on notes payable and other borrowings	1,461	2,072	1,489
Interest on junior subordinated debentures	543	531	480
Total interest expense	12,281	13,337	13,358
Net interest income	74,933	58,553	46,281
Provision for loan losses	3,822	3,184	1,650
Net interest income after provision for loan losses	71,111	55,369	44,631
Noninterest income:
Service charges on deposit accounts	4,841	3,386	3,383
Mortgage fee income	3,743	4,116	2,654
Gain on sale of branch	—	38	—
Gain on sale of other real estate	1,507	1,135	918
Loss on sale of securities available for sale	—	(3)	—
(Loss) gain on sale of premises and equipment	(18)	(343)	21
Increase in cash surrender value of BOLI	348	327	330
Other	600	512	402
Total noninterest income	11,021	9,168	7,708
Noninterest expense:
Salaries and employee benefits	31,836	26,569	21,118
Occupancy	9,042	7,317	6,776
Data processing	1,347	1,198	850
FDIC assessment	500	800	1,238
Advertising and public relations	684	626	589
Communications	1,385	1,334	1,074
Net other real estate owned expenses (including taxes)	485	220	403
Operations of IBG Adriatica, net	806	832	871
Other real estate impairment	549	94	184
Core deposit intangible amortization	703	656	567
Professional fees	1,298	1,104	971
Acquisition expense, including legal	1,956	1,401	—
Other	7,080	5,009	3,998
Total noninterest expense	57,671	47,160	38,639

Income before taxes	24,461	17,377	13,700
Income tax expense	4,661	—	—
Net income	$19,800	$17,377	$13,700
Basic earnings per share	$1.78	$2.23	$2.00
Diluted earnings per share	$1.77	$2.23	$2.00
Pro Forma:
Income tax expense	8,287	5,230	4,343
Net income	$16,174	$12,147	$9,357
Basic earnings per share	$1.45	$1.56	$1.37
Diluted earnings per share	$1.44	$1.56	$1.37
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income
Years Ended December 31, 2013, 2012 and 2011
(Dollars in thousands)

	Years ended December 31,
	2013	2012	2011
Net income	$19,800	$17,377	$13,700
Other comprehensive income (loss) before tax:
Change in net unrealized gains (losses) on available for sale securities during the year	(5,229)	413	1,296
Reclassification adjustment for loss on sale of securities available for sale included in net income	—	3	—
Other comprehensive income (loss) before tax	(5,229)	416	1,296
Income tax expense (benefit)	(1,521)	—	—
Other comprehensive income (loss), net of tax	(3,708)	416	1,296
Comprehensive income	$16,092	$17,793	$14,996
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2013, 2012 and 2011
(Dollars in thousands, except for par value and share information)

	Common Stock $.01 Par Value 100 million shares authorized		Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2010	6,834,344	$69	$58,149	$16,984	$(24)	$866	$76,044
Net income	—	—	—	13,700	—	—	13,700
Other comprehensive income	—	—	—	—	—	1,296	1,296
Stock warrants issued (150,544)	—	—	475	—	—	—	475
Restricted stock granted	17,965	—	—	—	—	—	—
Stock awards amortized	—	—	572	—	—	—	572
Dividends ($0.89 per share)	—	—	—	(6,090)	—	—	(6,090)
Balance, December 31, 2011	6,852,309	69	59,196	24,594	(24)	2,162	85,997
Net income	—	—	—	17,377	—	—	17,377
Other comprehensive income	—	—	—	—	—	416	416
Stock issued	1,243,824	12	25,253	—	—	—	25,265
Stock issued for acquisition of bank	182,221	2	3,699	—	—	—	3,701
Stock awards amortized	—	—	643	—	—	—	643
Treasury stock purchased (6,631 shares)	—	—	—	—	(208)	—	(208)
Dividends ($1.12 per share)	—	—	—	(8,681)	—	—	(8,681)
Balance, December 31, 2012	8,278,354	83	88,791	33,290	(232)	2,578	124,510
Net income	—	—	—	19,800	—	—	19,800
Other comprehensive loss, net of tax	—	—	—	—	—	(3,708)	(3,708)
Treasury stock retired	(8,647)	—	(232)	—	232	—	—
Common stock issued, net of offering costs	3,680,000	37	86,534	—	—	—	86,571
Reclassification adjustment for change in taxable status	—	—	33,624	(33,624)	—	—	—
Stock issued for acquisition of bank	247,731	2	11,859	—	—	—	11,861
Restricted stock granted	132,720	1	(1)	—	—	—	—
Excess tax benefit on restricted stock vested	—	—	72	—	—	—	72
Stock awards amortized	—	—	1,469	—	—	—	1,469
Dividends ($0.77 per share)	—	—	—	(6,803)	—	—	(6,803)
Balance, December 31, 2013	12,330,158	$123	$222,116	$12,663	$—	$(1,130)	$233,772

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 2013, 2012 and 2011
(Dollars in thousands)

	Years ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$19,800	$17,377	$13,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	4,322	3,524	3,302
Amortization of core deposit intangibles	703	656	567
Amortization (accretion) of premium (discount) on securities, net	145	(1)	(84)
Stock grants amortized	1,469	643	572
FHLB stock dividends	(27)	(17)	(12)
Loss on sale of securities available for sale	—	3	—
Net loss (gain) on sale of premises and equipment	18	343	(21)
Gain on sale of branch	—	(38)	—
Gain recognized on other real estate transactions	(1,507)	(1,135)	(918)
Impairment of other real estate	549	94	184
Deferred tax benefit	(2,083)	—	—
Provision for loan losses	3,822	3,184	1,650
Increase in cash surrender value of life insurance	(348)	(327)	(330)
Loans originated for sale	(161,160)	(177,063)	(113,527)
Proceeds from sale of loans	166,939	170,892	113,837
Net change in other assets	(2,582)	95	(18)
Net change in other liabilities	701	(421)	891
Net cash provided by operating activities	30,761	17,809	19,793
Cash flows from investing activities:
Proceeds from maturities and pay downs of securities available for sale	282,102	245,581	207,863
Proceeds from sale of securities available for sale	4,067	2,078	—
Purchases of securities available for sale	(309,853)	(256,295)	(247,921)
Proceeds from maturities of certificates held in other banks	7,720	9,358	—
Purchase of bank owned life insurance contracts	(10,000)	—	—
Net purchases of FHLB stock	(146)	(1,584)	(1,118)
Net loans originated	(285,181)	(202,371)	(134,893)
Additions to premises and equipment	(6,795)	(14,063)	(2,267)
Proceeds from sale of premises and equipment	442	5,095	617
Proceeds from sale of other real estate owned	17,081	8,880	5,727
Cash paid for Adriatica note acquired	—	—	(4,062)
Capitalized additions to other real estate	(93)	(592)	(524)
Cash received from acquired bank	22,792	46,230	—
Cash paid in connection with acquisition	(18,412)	(46,600)	—
Net cash transferred in branch sale	—	(18,563)	—
Net cash used in investing activities	(296,276)	(222,846)	(176,578)
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	145,085	183,919	141,440
Net increase (decrease) in time deposits	63,330	(20,039)	(38,499)
Net change in FHLB advances	(3,117)	69,810	27,018
Repayments of notes payable and other borrowings	(28,787)	(10,958)	(4,859)
Proceeds from other borrowings	—	11,680	8,083
Proceeds from sale of common stock	86,571	25,150	—
Treasury stock purchased	—	(208)	—
Dividends paid	(6,803)	(8,681)	(6,090)
Net cash provided by financing activities	256,279	250,673	127,093
Net change in cash and cash equivalents	(9,236)	45,636	(29,692)
Cash and cash equivalents at beginning of year	102,290	56,654	86,346
Cash and cash equivalents at end of year	$93,054	$102,290	$56,654
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
Basis of Presentation: The accompanying consolidated financial statements include the accounts of IBG, its wholly-owned subsidiaries, the Bank and IBG Adriatica Holdings, Inc. (Adriatica) and the Bank’s wholly-owned subsidiaries, IBG Real Estate Holdings, Inc., and IBG Aircraft Acquisition, Inc. Adriatica was formed in 2011 to acquire a mixed use residential and retail real estate development in McKinney, Texas (see Note 21). All material intercompany transactions and balances have been eliminated in consolidation. In addition, the Company wholly-owns IB Trust I (Trust I), IB Trust II (Trust II), IB Trust III (Trust III), IB Centex Trust I (Centex Trust I) and Community Group Statutory Trust I (CGI Trust I). The Trusts were formed to issue trust preferred securities and do not meet the criteria for consolidation (see Note 13).

Accounting standards codification: The Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC) is the officially recognized source of authoritative U.S. generally accepted accounting principles (GAAP) applicable to all public and non-public non-governmental entities. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.
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

Use of estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Accordingly, actual results could differ from those estimates. The material estimates included in the financial statements relate to the allowance for loan losses, the valuation of goodwill and valuation of assets and liabilities acquired in business combinations.

Cash and cash equivalents: For the purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. All highly liquid investments with an initial maturity of less than ninety days are considered to be cash equivalents. The Company maintains deposits with other financial institutions in amounts that exceed FDIC insurance coverage. The Company's management monitors the balance in these accounts and periodically assesses the financial condition of the other financial institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash or cash equivalents.

Cash and cash equivalents include interest-bearing funds of $67,180 and $71,612 at December 31, 2013 and 2012, respectively.

Certificates of deposit: Certificates of deposit are FDIC insured deposits in other financial institutions that mature within one year and are carried at cost.

Securities: Securities classified as available for sale are those debt and equity securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors.

Securities available for sale are reported at fair value with unrealized gains or losses reported as a separate component of other comprehensive income. The amortization of premiums and accretion of discounts, computed by the interest method over their contractual lives, are recognized in interest income.

Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings on the trade date.

In estimating other than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of the Company to retain its investment and whether it is more likely than not the Company will be required to sell its investment before its anticipated recovery in fair value. When the Company does not intend to sell the security, and it is more likely than not that it will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other than temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.

Loans held for sale: The Company originates residential mortgage loans that may subsequently be sold to an unaffiliated third party. The loans are not securitized and if sold, are sold without recourse. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Gains and losses on sales of loans are recognized in noninterest income at settlement dates and are determined by the difference between the sales proceeds and the carrying value of the loans.

Acquired loans: Acquired loans from the transactions accounted for as a business combination include both non- performing loans with evidence of credit deterioration since their origination date and performing loans. The Company is accounting for the non-performing loans acquired in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. At the date of the acquisition, the acquired loans are recorded at their fair value and there is no carryover of the seller's allowance for loan losses.

Purchased credit impaired loans are accounted for individually. The Company estimates the amount and timing of undiscounted expected cash flows for each loan, and the expected cash flows in excess of fair value is recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan's contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

Over the life of the loan, expected cash flows continue to be estimated. If the expected cash flows decrease, an impairment loss is recorded. If the expected cash flows increase, it is recognized as part of future interest income.

The performing loans are being accounted for under ASC 310-20, Nonrefundable Fees and Other Costs, with the related discount being adjusted for over the life of the loan and recognized as interest income.

Loans, net: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for the allowance for loan losses.

Fees and costs associated with originating loans are recognized in the period they are incurred. The provisions of
ASC 310, Receivables, generally provide that such fees and related costs be deferred and recognized over the life of the loan as an adjustment of yield. Management believes that not deferring such amounts and amortizing them over the life of the related loans does not materially affect the financial position or results of operations of the Company.

Allowance for loan losses: The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses. The allowance is increased by provisions charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The provision for loan losses is the amount, which, in the judgment of management, is necessary to establish the allowance for loan losses at a level that is adequate to absorb known and inherent risks in the loan portfolio. See Note 6 for further information on the Company's policies and methodology used to estimate the allowance for loan losses.

Premises and equipment, net: Land is carried at cost. Bank premises, furniture and equipment and aircraft are carried at cost, less accumulated depreciation computed principally by the straight-line method over the estimated useful lives of the assets, which range from three to thirty years.

Leasehold improvements are carried at cost and are depreciated over the shorter of the estimated useful life or the lease period.

Long-term assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate that their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Other real estate owned and Adriatica real estate: Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell.

Revenue and expenses from operations of other real estate owned and Adriatica real estate and impairment charges on other real estate are included in noninterest expense. Gains and losses on sale of other real estate are included in noninterest income.

Goodwill and core deposit intangible, net: Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Goodwill is tested for impairment annually on December 31 or on an interim basis if an event triggering impairment may have occurred.

Core deposit intangibles are acquired customer relationships arising from bank acquisitions and are being amortized on a straight-line basis over their estimated useful lives of ten years. Core deposit intangibles are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows.

Restricted stock: The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB of Dallas and Independent Bankers Financial Corporation stock do not have readily determinable fair values as ownership is restricted and they lack a ready market. As a result, these stocks are carried at cost and evaluated periodically by management for impairment.

Bank-owned life insurance: Bank-owned life insurance is recorded at the amount that can be realized under the insurance contracts at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Changes in the net cash surrender value of the policies, as well as insurance proceeds received are reflected in noninterest income.

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities (excluding deferred tax assets and liabilities related to business combinations or components of other comprehensive income). Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. The effect of a change in tax rates on deferred assets and liabilities is recognized in income taxes during the period that includes the enactment date. A valuation allowance, if needed, reduces deferred tax assets to the expected amount more likely than not to be realized. Realization of deferred tax assets is dependent upon the level of historical income, prudent and feasible tax planning strategies, reversals of deferred tax liabilities and estimates of future taxable income.
The Company evaluates uncertain tax positions at the end of each reporting period. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefit recognized in the financial statements from any such position is measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. Any interest and/or penalties related to income taxes are reported as a component of income tax expense.

Loan commitments and related financial instruments: In the ordinary course of business, the Company has entered into certain off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Management estimates losses on off-balance-sheet financial instruments using the same methodology as for portfolio loans. Estimated losses on off-balance-sheet financial instruments are recorded by charges to the provision for losses and credits to other liabilities in the Company's consolidated balance sheet. There were no estimated losses on off-balance sheet financial instruments as of December 31, 2013 or 2012.

Stock based compensation: Compensation cost is recognized for restricted stock awards issued to employees based on the market price of the Company's common stock on the grant date. Stock-based compensation expense is recognized using the straight-line method over the requisite service period for all awards.

Transfers of financial assets: Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
Advertising Costs: Advertising costs are expensed as incurred.

Business combinations: The Company applies the acquisition method of accounting for business combinations. Under the acquisition method, the acquiring entity in a business combination recognizes 100% of the assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized. Acquisition-related costs are expensed as incurred.

Comprehensive income: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. Gains and losses on available for sale securities are reclassified to net income as the gains or losses are realized upon sale of the securities. Other than temporary impairment charges are reclassified to net income at the time of the charge.
Pro forma statements: Because the Company was not a taxable entity prior to April 1, 2013, pro forma amounts for income tax expense and basic and diluted earnings per share have been presented assuming the Company’s effective tax rate of 33.9% and 30.1% for the years ended December 31, 2013 and 2012, respectively, as if it had been a C Corporation during those periods. The difference in the statutory rate of 35% and the Company’s effective rate is primarily due to nontaxable income earned on municipal securities and bank owned life insurance. In addition, the pro forma results for the year ended December 31, 2013 excludes the initial deferred tax credit recorded as a result of the change in tax status as discussed in Note 14.

Reclassifications: Certain prior period accounts have been reclassified to conform with current year presentation.

Fair values of financial instruments: Accounting standards define fair value, establish a framework for measuring fair value in U.S. generally accepted accounting principles, and require certain disclosures about fair value measurements (see Note 18, Fair Value Measurements). In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Company's creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.

Subsequent events: Companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued. They must recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial statement preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. The Company has evaluated subsequent events through the date of filing these financial statements with the SEC and noted no subsequent events requiring financial statement recognition or disclosure, except as disclosed in Note 24.
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

	Years ended December 31,
	2013	2012	2011
Basic earnings per share:
Net income	$19,800	$17,377	$13,700
Less:
Undistributed earnings allocated to participating securities	259	168	193
Dividends paid on participating securities	135	169	155
Net income available to common shareholders	$19,406	$17,040	$13,352
Weighted-average basic shares outstanding	10,921,777	7,626,205	6,668,534
Basic earnings per share	$1.78	$2.23	$2.00
Diluted earnings per share:
Net income available to common shareholders	$19,406	$17,040	$13,352
Total weighted-average basic shares outstanding	10,921,777	7,626,205	6,668,534
Add dilutive stock warrants	68,468	23,161	6,544
Total weighted-average diluted shares outstanding	10,990,245	7,649,366	6,675,078
Diluted earnings per share	$1.77	$2.23	$2.00
Pro forma earnings per share:
Pro forma net income	$16,174	$12,147	$9,357
Less undistributed earnings allocated to participating securities	187	66	82
Less dividends paid on participating securities	135	169	155
Pro forma net income available to common shareholders after tax	$15,852	$11,912	$9,120
Pro forma basic earnings per share	$1.45	$1.56	$1.37
Pro forma diluted earnings per share	$1.44	$1.56	$1.37
Anti-dilutive participating securities	159,485	105,238	100,517

Note 2.    Recent Accounting Pronouncements

ASU 2013-02, Comprehensive Income (Topic 220)--Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 amended existing guidance related to reporting amounts reclassified out of accumulated other comprehensive income.  These amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. These amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional details about those amounts. ASU 2013-02 was effective for the Company on January 1, 2013 and did not have a material impact to the Company's financial statements.

Note 3.    Restrictions on Cash and Due From Banks

At December 31, 2013 and 2012, the Company had a deposit reserve requirement of $5,877 and $3,167, respectively, with the Federal Reserve Bank, which was met through usable vault cash as a result of the Company's decision to hold a portion of excess cash with the Federal Reserve.

Note 4. Statement of Cash Flows
The Company has chosen to report on a net basis its cash receipts and cash payments for time deposits accepted and repayments of those deposits, and loans made to customers and principal collections on those loans. The Company uses the indirect method to present cash flows from operating activities. Other supplemental cash flow information is presented below:

	Years ended December 31,
	2013	2012	2011
Cash transactions:
Interest expense paid	$12,095	$13,329	$13,534
Income taxes paid	$5,910	$—	$—
Noncash transactions:
Transfers of loans to other real estate owned	$2,919	$885	$5,723
Loans to facilitate the sale of other real estate owned	$113	$3,473	$661
Writeoff of debt origination costs related to warrants	$223	$—	$—
Excess tax benefit on restricted stock vested	$72	$—	$—
Adriatica real estate notes financed	$—	$—	$12,188
Stock warrants issued for guarantee of other borrowings	$—	$—	$475
Common stock issued for noncompete agreement	$—	$115	$—
Transfer of bank premises to other real estate	$—	$379	$—

Supplemental schedule of noncash investing activities from acquisitions and branch sale:

	Years Ended December 31,
	2013	2012	2011
Noncash assets acquired
Certificates of deposit held in other banks	$—	$17,078	$—
Securities available for sale	62,373	10,314	—
Restricted stock	1,156	1,417	—
Loans	72,611	180,448	—
Premises and equipment	141	5,717	—
Other real estate owned	—	1,545	—
Goodwill	5,962	17,774	—
Core deposit intangibles	600	1,362	—
Deferred tax asset	1,385	—	—
Other assets	775	1,669	—
Total assets	$145,003	$237,324	$—
Noncash liabilities assumed:
Deposits	$111,164	$216,444	$—
FHLB advances	26,000	12,500	—
Junior subordinated debt	—	3,609	—
Other liabilities	358	700	—
Total liabilities	$137,522	$233,253	$—
Cash and cash equivalents acquired from acquisitions	$22,792	$46,230	$—
Cash paid to shareholders of acquired banks	$18,412	$46,600	$—
Fair value of common stock issued to shareholders of acquired bank	$11,861	$3,701	$—
Noncash assets transferred:
Loans	$—	$807	$—
Premises and equipment	—	280	—
Goodwill	—	254	—
Core deposit intangibles	—	119	—
Other assets	—	13	—
Total assets	$—	$1,473	$—
Noncash liabilities transferred:
Deposits	$—	$20,068	$—
Other liabilities	—	6	—
Total liabilities	$—	$20,074	$—
Cash and cash equivalents transferrd in branch sale	$—	$133	$—
Deposit premium received	$—	$414	$—
Cash paid to buyer, net of deposit premium	$—	$18,430	$—

Note 5. Securities Available for Sale
Securities available for sale have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at December 31, 2013 and 2012, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
December 31, 2013:
U.S. treasuries	$3,498	$15	$—	$3,513
Government agency securities	95,407	84	(1,076)	94,415
Obligations of state and municipal subdivisions	37,861	541	(1,787)	36,615
Corporate bonds	2,079	—	(27)	2,052
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC, FHLB, FFCB and FHR	57,844	67	(468)	57,443
	$196,689	$707	$(3,358)	$194,038
December 31, 2012:
U.S. treasuries	$3,493	$54	$—	$3,547
Government agency securities	69,636	575	—	70,211
Obligations of state and municipal subdivisions	34,908	2,123	(217)	36,814
Corporate bonds	2,105	23	(25)	2,103
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC and SBA	635	45	—	680
	$110,777	$2,820	$(242)	$113,355
Securities with a carrying amount of approximately $111,673 and $84,117 at December 31, 2013 and 2012, respectively, were pledged to secure public fund deposits.
Proceeds from sale of securities available for sale and gross gains and losses for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Years ended December 31,
	2013	2012	2011
Proceeds from sale	$4,067	$2,078	$—
Gross gains	$—	$—	$—
Gross losses	$—	$3	$—

The amortized cost and estimated fair value of securities available for sale at December 31, 2013, by contractual maturity, are shown below. Maturities of pass-through certificates will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2013
	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$5,594	$5,614
Due from one year to five years	63,358	62,741
Due from five to ten years	37,156	36,801
Thereafter	32,737	31,439
	138,845	136,595
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC, FHLB, FFCB and FHR	57,844	57,443
	$196,689	$194,038
The number of securities, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2013 and 2012, are summarized as follows:

	Less Than 12 Months			Greater Than 12 Months			Total
Description of Securities	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Securities Available for Sale
December 31, 2013
Government agency securities	46	$74,331	$(1,076)	—	$—	$—	$74,331	$(1,076)
Obligations of state and municipal subdivisions	21	11,888	(1,139)	6	4,047	(648)	15,935	(1,787)
Corporate bonds	2	2,052	(27)	—	—	—	2,052	(27)
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC, FHLB, FFCB and FHR	14	49,126	(468)	—	—	—	49,126	(468)
	83	$137,397	$(2,710)	6	$4,047	$(648)	$141,444	$(3,358)
December 31, 2012
Obligations of state and municipal subdivisions	9	$6,551	$(217)	—	$—	$—	$6,551	$(217)
Corporate bonds	1	990	(25)	—	—	—	990	(25)
	10	$7,541	$(242)	—	$—	$—	$7,541	$(242)
Unrealized losses are generally due to changes in interest rates. The Company has the intent to hold these securities until maturity or a forecasted recovery and it is more likely than not that the Company will not have to sell the securities before the recovery of their cost basis. As such, the losses are deemed to be temporary.

Note 6. Loans, Net and Allowance for Loan Losses
Loans, net at December 31, 2013 and 2012, consisted of the following:

	December 31,
	2013	2012
Commercial	$241,178	$169,882
Real estate:
Commercial	843,436	648,494
Commercial construction, land and land development	130,320	97,329
Residential	338,654	306,187
Single family interim construction	83,144	67,920
Agricultural	40,558	40,127
Consumer	45,762	39,502
Other	108	73
	1,723,160	1,369,514
Allowance for loan losses	(13,960)	(11,478)
	$1,709,200	$1,358,036

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
Most of the Company’s lending activity occurs within the State of Texas, primarily in the north and central Texas regions. The majority of the Company’s portfolio consists of commercial and residential real estate loans. As of December 31, 2013 and 2012, there were no concentrations of loans related to a single industry in excess of 10% of total loans.
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
Loans requiring an allocated loan loss provision are generally identified at the servicing officer level based on review of weekly past due reports and/or the loan officer’s communication with borrowers. In addition, past due loans are discussed at weekly officer loan committee meetings to determine if classification is warranted. The Company’s credit department has implemented an internal risk based loan review process to identity potential internally classified loans that supplements the annual independent external loan review. The external review generally covers all loans greater than $1.5 million. These reviews include analysis of borrower’s financial condition, payment histories and collateral values to determine if a loan should be internally classified. Generally, once classified, an impaired loan analysis is completed by the credit department to determine if the loan is impaired and the amount of allocated allowance required.
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

The economy and other risk factors are minimized by the Company’s underwriting standards which include the following principles: 1) financial strength of the borrower including strong earnings, high net worth, significant liquidity and acceptable debt to worth ratio, 2) managerial business competence, 3) ability to repay, 4) loan to value, 5) projected cash flow and 6) guarantor financial statements as applicable. The following is a summary of the activity in the allowance for loan losses by loan class for the years ended December 31, 2013, 2012 and 2011:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
Year ended December 31, 2013
Balance at the beginning of year	$2,377	$4,924	$2,965	$523	$159	$278	$—	$252	$11,478
Provision for loan losses	616	3,554	(405)	54	79	107	—	(183)	3,822
Charge-offs	(612)	(634)	(130)	—	—	(64)	—	—	(1,440)
Recoveries	20	28	10	—	—	42	—	—	100
Balance at end of year	$2,401	$7,872	$2,440	$577	$238	$363	$—	$69	$13,960

Year ended December 31, 2012
Balance at the beginning of year	$1,259	$5,051	$1,964	$317	$209	$235	$—	$25	$9,060
Provision for loan losses	1,261	289	1,176	206	(50)	75	—	227	3,184
Charge-offs	(169)	(484)	(178)	—	—	(86)	—	—	(917)
Recoveries	26	68	3	—	—	54	—	—	151
Balance at end of year	$2,377	$4,924	$2,965	$523	$159	$278	$—	$252	$11,478

Year ended December 31, 2011
Balance at the beginning of year	$1,228	$4,294	$1,639	$250	$167	$293	$—	$532	$8,403
Provision for loan losses	37	1,416	641	38	42	(17)	—	(507)	1,650
Charge-offs	(23)	(694)	(316)	(20)	—	(94)	—	—	(1,147)
Recoveries	17	35	—	49	—	53	—	—	154
Balance at end of year	$1,259	$5,051	$1,964	$317	$209	$235	$—	$25	$9,060

The following table details the amount of the allowance for loan losses and recorded investment in loans by class as of December 31, 2013 and 2012:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
December 31, 2013
Allowance for losses:
Individually evaluated for impairment	$313	$504	$14	$—	$—	$24	$—	$—	$855
Collectively evaluated for impairment	2,088	7,368	2,426	577	238	339	—	69	13,105
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance	$2,401	$7,872	$2,440	$577	$238	$363	$—	$69	$13,960

Loans:
Individually evaluated for impairment	$501	$8,013	$3,182	$170	$—	$68	$—	$—	$11,934
Collectively evaluated for impairment	234,103	959,254	334,770	82,974	40,558	45,682	108	—	1,697,449
Acquired with deteriorated credit quality	6,574	6,489	702	—	—	12	—	—	13,777
Ending balance	$241,178	$973,756	$338,654	$83,144	$40,558	$45,762	$108	$—	$1,723,160

December 31, 2012
Allowance for losses:
Individually evaluated for impairment	$165	$644	$164	$—	$—	$16	$—	$—	$989
Collectively evaluated for impairment	2,212	4,280	2,801	523	159	262	—	252	10,489
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance	$2,377	$4,924	$2,965	$523	$159	$278	$—	$252	$11,478

Loans:
Individually evaluated for impairment	$724	$10,601	$3,376	$—	$—	$105	$—	$—	$14,806
Collectively evaluated for impairment	166,965	732,581	301,259	67,361	40,127	39,397	73	—	1,347,763
Acquired with deteriorated credit quality	2,193	2,641	1,552	559	—	—	—	—	6,945
Ending balance	$169,882	$745,823	$306,187	$67,920	$40,127	$39,502	$73	$—	$1,369,514

Nonperforming loans by loan class at December 31, 2013 and 2012, are summarized as follows:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
December 31, 2013:
Nonaccrual loans	$357	$253	$1,852	$170	$—	$43	$—	$2,675
Loans past due 90 days and still accruing	—	—	—	—	—	—	—	—
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	107	3,571	425	—	—	1	—	4,104
	$464	$3,824	$2,277	$170	$—	$44	$—	$6,779
December 31, 2012:
Nonaccrual loans	$218	$4,857	$894	$560	$—	$70	$—	$6,599
Loans past due 90 days and still accruing	—	—	—	—	—	2	—	2
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	481	1,778	2,165	—	—	9	—	4,433
	$699	$6,635	$3,059	$560	$—	$81	$—	$11,034
The accrual of interest is discontinued on a loan when management believes after considering collection efforts and other factors that the borrower's financial condition is such that collection of interest is doubtful. All interest accrued but not collected for loans that are placed on nonaccrual status or charged-off is reversed against interest income. Cash collections on nonaccrual loans are generally credited to the loan receivable balance, and no interest income is recognized on those loans until the principal balance has been collected. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Impaired loans are those loans where it is probable that all amounts due according to contractual terms of the loan agreement will not be collected. The Company has identified these loans through its normal loan review procedures. Impaired loans are measured based on 1) the present value of expected future cash flows discounted at the loans effective interest rate; 2) the loan's observable market price; or 3) the fair value of collateral if the loan is collateral dependent. Substantially all of the Company’s impaired loans are measured at the fair value of the collateral. In limited cases, the Company may use other methods to determine the level of impairment of a loan if such loan is not collateral dependent.
All commercial, real estate, agricultural loans and troubled debt restructurings are considered for individual impairment analysis. Smaller balance consumer loans are collectively evaluated for impairment.

Impaired loans by loan class at December 31, 2013 and 2012, are summarized as follows:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
December 31, 2013:
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$401	$3,866	$1,135	$—	$—	$40	$—	$5,442
Impaired loans with no allowance for loan losses	100	4,147	2,047	170	—	28	—	6,492
Total	$501	$8,013	$3,182	$170	$—	$68	$—	$11,934
Unpaid principal balance of impaired loans	$501	$8,408	$3,216	$170	$—	$75	$—	$12,370
Allowance for loan losses on impaired loans	$313	$504	$14	$—	$—	$24	$—	$855
December 31, 2012:
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$644	$5,532	$1,301	$—	$—	$73	$—	$7,550
Impaired loans with no allowance for loan losses	80	5,069	2,075	—	—	32	—	7,256
Total	$724	$10,601	$3,376	$—	$—	$105	$—	$14,806
Unpaid principal balance of impaired loans	$741	$11,140	$3,475	$—	$—	$122	$—	$15,478
Allowance for loan losses on impaired loans	$165	$644	$164	$—	$—	$16	$—	$989
For the year ended December 31, 2013:
Average recorded investment in impaired loans	$649	$8,669	$3,384	$34	$—	$80	$—	$12,816
Interest income recognized on impaired loans	$28	$517	$148	$6	$—	$6	$—	$705
For the year ended December 31, 2012:
Average recorded investment in impaired loans	$777	$12,291	$3,976	$46	$—	$99	$—	$17,189
Interest income recognized on impaired loans	$27	$483	$187	$—	$—	$8	$—	$705
For the year ended December 31, 2011:
Average recorded investment in impaired loans	$471	$13,593	$3,615	$95	$—	$68	$—	$17,842
Interest income recognized on impaired loans	$51	$857	$186	$—	$—	$5	$—	$1,099
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

A “troubled debt restructured” loan is identified as impaired and measured for credit impairment as of each reporting period in accordance with the guidance in  ASC 310-10-35. The recorded investment in troubled debt restructurings, including those on nonaccrual, was $5,555 and $7,544 as of December 31, 2013 and 2012.
Following is a summary of loans modified under troubled debt restructurings during the years ended December 31, 2013 and 2012:
.

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
Troubled debt restructurings during the year ended December 31, 2013
Number of contracts	—	3	—	—	—	—	—	3
Pre-restructuring outstanding recorded investment	$—	$2,015	$—	$—	$—	$—	$—	$2,015
Post-restructuring outstanding recorded investment	$—	$2,015	$—	$—	$—	$—	$—	$2,015

Troubled debt restructurings during the year ended December 31, 2012
Number of contracts	2	1	3	—	—	1	—	7
Pre-restructuring outstanding recorded investment	$280	$101	$1,919	$—	$—	$26	$—	$2,326
Post-restructuring outstanding recorded investment	$280	$101	$1,919	$—	$—	$26	$—	$2,326
At December 31, 2013, there were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the year ended December 31, 2013. At December 31, 2012, there was one consumer loan totaling $26 and one commercial real estate loan totaling $101 that were modified during the previous twelve month period that defaulted during the year ended December 31, 2012. At December, 31, 2013 and 2012, the Company had no commitments to lend additional funds to any borrowers with loans whose terms have been modified under troubled debt restructurings.
Modifications primarily relate to extending the amortization periods of the loans and interest rate concessions. The majority of these loans were identified as impaired prior to restructuring; therefore, the modifications did not materially impact the Company’s determination of the allowance for loan losses.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents information regarding the aging of past due loans by loan class as of December 31, 2013 and 2012:

	Loans 30-89 Days Past Due	Loans 90 or More Past Due	Total Past Due Loans	Current Loans	Total Loans
December 31, 2013
Commercial	$257	$357	$614	$240,564	$241,178
Commercial real estate, land and land development	2,076	73	2,149	971,607	973,756
Residential real estate	1,322	1,603	2,925	335,729	338,654
Single-family interim construction	—	170	170	82,974	83,144
Agricultural	3	—	3	40,555	40,558
Consumer	97	1	98	45,664	45,762
Other	—		—	108	108
	$3,755	$2,204	$5,959	$1,717,201	$1,723,160
December 31, 2012
Commercial	$845	$—	$845	$169,037	$169,882
Commercial real estate, land and land development	3,091	62	3,153	742,670	745,823
Residential real estate	1,305	360	1,665	304,522	306,187
Single-family interim construction	—	559	559	67,361	67,920
Agricultural	23	—	23	40,104	40,127
Consumer	110	32	142	39,360	39,502
Other	—	—	—	73	73
	$5,374	$1,013	$6,387	$1,363,127	$1,369,514
The Company’s internal classified report is segregated into the following categories: 1) Pass/Watch, 2) Other Assets Especially Mentioned (OAEM), 3) Substandard and 4) Doubtful. The loans placed in the Pass/Watch category reflect the Company’s opinion that the loans reflect potential weakness which requires monitoring on a more frequent basis. The loans in the OAEM category reflect the Company’s opinion that the credit contains weaknesses which represent a greater degree of risk and warrant extra attention. These loans are reviewed monthly by officers and senior management to determine if a change in category is warranted. The loans placed in the Substandard category are considered to be potentially inadequately protected by the current debt service capacity of the borrower and/or the pledged collateral. These credits, even if apparently protected by collateral value, have shown weakness related to adverse financial, managerial, economic, market or political conditions which may jeopardize repayment of principal and interest. There is possibility that some future loss could be sustained by the Company if such weakness is not corrected. The Doubtful category includes loans that are in default or principal exposure is probable. Substandard and Doubtful loans are individually evaluated to determine if they should be classified as impaired and an allowance is allocated if deemed necessary under ASC 310-10.
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

A summary of loans by credit quality indicator by class as of December 31, 2013 and 2012, is as follows:

	Pass (Rating 1-4)	Pass/ Watch	OAEM	Substandard	Doubtful	Total
December 31, 2013
Commercial	$231,080	$7,199	$1,311	$1,453	$135	$241,178
Commercial real estate, construction, land and land development	952,863	10,697	2,982	7,214	—	973,756
Residential real estate	328,918	5,379	454	3,903	—	338,654
Single-family interim construction	83,144	—	—	—	—	83,144
Agricultural	40,328	210	—	20	—	40,558
Consumer	45,556	82	39	85	—	45,762
Other	108	—	—	—	—	108
	$1,681,997	$23,567	$4,786	$12,675	$135	$1,723,160
December 31, 2012
Commercial	$165,842	$2,824	$203	$1,013	$—	$169,882
Commercial real estate, construction, land and land development	716,243	11,502	8,804	9,274	—	745,823
Residential real estate	295,870	4,303	867	5,039	108	306,187
Single-family interim construction	67,360	—	—	560	—	67,920
Agricultural	39,936	147	—	44	—	40,127
Consumer	39,315	60	13	114	—	39,502
Other	73	—	—	—	—	73
	$1,324,639	$18,836	$9,887	$16,044	$108	$1,369,514
The Company has acquired certain loans which experienced credit deterioration since origination (purchased credit impaired (PCI) loans). Accretion on PCI loans is based on estimated future cash flows, regardless of contractual maturity. There are no PCI loans outstanding for acquisitions prior to 2012.
The following table summarizes the outstanding balance and related carrying amount of purchased credit impaired loans by acquired bank as of the respective acquisition date:

	Acquisition Date
	November 30, 2013	October 1, 2012	April 1, 2012
	Collin Bank *	Community Group	I Bank
Outstanding balance	$12,320	$6,099	$4,740
Nonaccretable difference	(1,233)	(1,294)	(1,296)
Accretable yield	—	—	(27)
Carrying amount	$11,087	$4,805	$3,417
* Amounts represent provisional estimates and are subject to final purchase accounting adjustments.

The carrying amount of acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at December 31, 2013 and 2012, were as follows:

	December 31,
	2013	2012
Outstanding balance	$15,768	$9,178
Carrying amount	13,777	6,945
At December 31, 2013 and 2012, there was no allocation established in the allowance for loan losses related to purchased credit impaired loans.

Note 7.    Premises and Equipment, Net

Premises and equipment, net at December 31, 2013 and 2012 consisted of the following:

	December 31,
	2013	2012
Land	$14,548	$14,548
Building	58,853	48,054
Furniture, fixtures and equipment	16,243	13,881
Aircraft	5,298	5,298
Leasehold and tenant improvements	641	725
Construction in progress	36	7,349
	95,619	89,855
Less accumulated depreciation	(22,884)	(19,274)
	$72,735	$70,581

Depreciation expense amounted to $4,322, $3,524 and $3,302 for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company leases offices in the corporate location and other buildings to other unaffiliated tenants. Rental income of $726, $588 and $566 was recognized during the years ended December 31, 2013, 2012 and 2011, respectively. This rental income is recorded in the statements of income as an offset to occupancy expense.

At December 31, 2013, minimum future rental payments receivable from these tenants were as follows:

First year	$194
Second year	60
Third year	45
Fourth year	15
Fifth year	—
$314

Note 8.     Other Real Estate Owned

Other real estate owned at December 31, 2013 and 2012 consisted of the following:

	December 31,
	2013	2012
Construction, land and land development	$3,053	$6,166
Residential	—	653
Commercial real estate	269	—
	$3,322	$6,819

Note 9.    Goodwill and Core Deposit Intangible, Net

At December 31, 2013 and 2012, goodwill totaled $34,704 and $28,742, respectively. During 2012, the Company recorded goodwill of $12,967 and $4,807 in conjunction with the acquisitions of I Bank and Community Group, respectively. In September 2012, goodwill was reduced by $254 as a result of the sale of the Coupland, Texas branch office. In 2013, the Company recorded a provisional estimate of $5,962 related to goodwill acquired in the Collin Bank transaction (Note 22).

The gross carrying value and accumulated amortization of core deposit intangible is as follows:

	December 31,
	2013	2012
Core deposit intangible	$6,974	$6,374
Less accumulated amortization	(3,826)	(3,123)
	$3,148	$3,251

A provisional amount of $600 has been recorded for the Collin Bank transaction (Note 22).

Amortization of the core deposit intangible amounted to $703, $656 and $567 for the years ended December 31, 2013, 2012 and 2011, respectively.

The future amortization expense related to core deposit intangible remaining at December 31, 2013 is as follows:

First year	$649
Second year	406
Third year	385
Fourth year	385
Fifth year	362
Thereafter	961
$3,148

Note 10. Deposits

Deposits at December 31, 2013 and 2012 consisted of the following:

	December 31,
	2013		2012
	Amount	Percent	Amount	Percent
Noninterest-bearing demand accounts	$302,756	17.7%	$259,664	18.7%
Interest-bearing checking accounts	796,225	46.6	688,234	49.5
Savings accounts	122,257	7.1	115,413	8.3
Limited access money market accounts	62,985	3.7	28,439	2.0
Individual retirement accounts (IRA)	33,025	1.9	34,613	2.5
Certificates of deposit, less than $100,000	92,949	5.4	100,462	7.2
Certificates of deposit, $100,000 and greater	300,122	17.6	163,915	11.8
	$1,710,319	100.0%	$1,390,740	100.0%

At December 31, 2013, the scheduled maturities of certificates of deposit, including IRAs, were as follows:

First year	$305,764
Second year	59,296
Third year	35,314
Fourth year	13,073
Fifth year	12,645
Thereafter	4
$426,096

Brokered deposits at December 31, 2013 and 2012 totaled $62,388 and $31,238, respectively.

Note 11. Federal Home Loan Bank Advances

At December 31, 2013, the Company has advances from the FHLB of Dallas under note payable arrangements with maturities which range from January 2, 2014 to January 1, 2026. Payments on these notes are made monthly. The weighted average interest rate of all notes was 1.83% and 2.01% at December 31, 2013 and 2012, respectively. The balances outstanding on these advances were $187,484 and $164,601 at December 31, 2013 and 2012, respectively.

Contractual maturities of FHLB advances at December 31, 2013 were as follows:

First year	$46,003
Second year	23,000
Third year	32,522
Fourth year	30,000
Fifth year	15,000
Thereafter	40,959
$187,484

The advances are secured by FHLB stock owned by the Company and a blanket lien on certain loans with an aggregate available carrying value of $680,037 at December 31, 2013. The Company had remaining credit available under the FHLB advance program of $217,989 at December 31, 2013.

At December 31, 2013, the Company had $274,564 in undisbursed advance commitments (letters of credit) with the FHLB. As of December 31, 2013, these commitments mature on various dates from January 2014 through May 2015. The FHLB letters of credit were obtained in lieu of pledging securities to secure public fund deposits that are over the FDIC insurance limit. At December 31, 2013, there were no disbursements against the advance commitments.

Note 12. Notes Payable and Other Borrowings

Notes payable at December 31, 2013 and 2012 consisted of the following:

	December 31,
	2013	2012
Note payable by Adriatica to an unaffiliated commercial bank in the original amount of $12,188. The loan is secured by real property consisting of a mixed used development in McKinney, TX. Interest accrues at 3.25% through June 2013 and then adjusts to Wall Street Journal (WSJ) prime. Interest is paid quarterly and principal payments are required at 90% of the proceeds of any sales of the property collateralizing the loan. Note was repaid in full in April 2013.	$—	$3,142
Adriatica loan from the same commercial bank to finance the purchase of an additional building located in the development. The original balance was $353. Interest accrues at WSJ prime (3.25%). Payments of principal and interest of $6 are due quarterly. Note was repaid in full in April 2013.	—	337
Note payable to an unaffiliated commercial bank in the original amount of $12,000, due in quarterly installments of accrued interest and principal installments of $375. The loan accrues interest at the WSJ prime rate, subject to a 4.00% floor (4.00% at December 31, 2012). The loan is secured by the outstanding capital stock of Independent Bank. One final payment of unpaid principal and interest is due on December 24, 2016. The terms of the loan require the Company to maintain minimum capital ratios and other covenants. Note was repaid in full in April 2013.	—	6,000
Note payable to an unaffiliated commercial bank in the original amount of $7,000, due in quarterly installments of accrued interest and principal installments of $250. The loan accrues interest at the WSJ prime rate, subject to a 4.50% floor (4.50% at December 31, 2012). The loan is secured by the outstanding capital stock of Independent Bank. One final payment of unpaid principal and interest was due on March 15, 2015. The note was repaid in full in April 2013.	—	6,250
	$—	$15,729

Other borrowings at December 31, 2013 and 2012 consisted of the following:

	December 31,
	2013	2012
Unsecured subordinated debenture, payable to an unaffiliated commercial bank in the original amount of $4,500, due in quarterly principal installments of $188 through December, 2016. Interest accrues at WSJ prime plus 0.50% with a 4.00% floor (4.00% at December 31, 2012). Borrowing was repaid in full in April 2013.	$—	$3,000
Unsecured subordinated debentures in the amount of $5,000. Interest payments at 7.00% are made quarterly and semiannual principal payments of $625 will be due beginning January 15, 2015. The remaining principal and accrued interest is due on July 15, 2018.	5,000	5,000
Unsecured subordinated debentures in the amount of $2,730. Interest payments at 7.00% are made quarterly and semiannual principal payments of $341 will be due beginning April 15, 2015. The remaining principal and accrued interest is due on October 15, 2018.	2,730	2,730
Unsecured subordinated debentures assumed in the acquisition of an unrelated financial institution in the amount of $2,285. The debentures bear interest at a fixed rate of 7.00% through September 2012 and then an adjusted rate of WSJ prime +2.00% subject to a 6.00% floor thereafter and until maturity, September 30, 2017. Borrowing was repaid in full in April 2013.	—	1,223
Unsecured subordinated debentures in the amount of $4,155. Interest payments at 7.00% are made quarterly and semiannual principal payments beginning August 2013. The remaining principal and accrued interest is due on February 15, 2017. Borrowing was repaid in full in August 2013.	—	4,155
Unsecured subordinated debentures in the amount of $4,680. Interest payments at 7.00% are made quarterly and semiannual principal payments beginning April 2016. The remaining principal and accrued interest is due on October 15, 2019. Borrowing was repaid in full in September 2013.	—	4,680
	$7,730	$20,788

At December 31, 2013 and 2012, other borrowings included amounts owed to related parties of $3,270 and $8,536, respectively.

At December 31, 2013, the scheduled principal maturities of the Company's notes payable and other borrowings are as follows:

First year	$1,933
Second year	1,933
Third year	1,932
Fourth year	1,932
Fifth year	—
Thereafter	—
$7,730

In addition, the Company has a $40,000 federal funds line of credit note with an unaffiliated bank, with no set maturity date. The lender may terminate the line at any time without notice. The line is provided on an unsecured basis and must be repaid the following business day from when the funds were borrowed. There were no borrowings against the line at December 31, 2013 or 2012.

Note 13. Junior Subordinated Debentures

In March 2003, IB Trust I, an unconsolidated subsidiary of the Company, issued 5,000 shares of floating rate trust preferred securities at $1,000 per share for an aggregate price of $5,000, all of which was outstanding at December 31, 2013 and 2012. These securities bear an interest rate of 3.25% over the three-month LIBOR (3.49% and 3.56% at December 31, 2013 and 2012, respectively). The trust preferred securities will mature in March 2033. The proceeds from the sale of the trust preferred securities and the issuance of $155 in common securities to the Company were used by Trust I to purchase approximately $5,155 of floating rate junior subordinated debentures of the Company which have the same payment terms as the trust preferred securities. Distributions on the trust preferred securities and on the common securities issued to the Company were payable quarterly beginning June 2003.

In March 2004, IB Trust II, an unconsolidated subsidiary of the Company, issued 3,000 shares of floating rate trust preferred securities at $1,000 per share for an aggregate price of $3,000, all of which was outstanding at December 31, 2013 and 2012. These securities bear an interest rate of 2.85% over the three-month LIBOR (3.09% and 3.19% at December 31, 2013 and 2012, respectively). The trust preferred securities will mature in March 2034. The proceeds from the sale of the trust preferred securities and the issuance of $93 in common securities to the Company were used by Trust II to purchase approximately $3,093 of floating rate junior subordinated debentures of the Company which have the same payment terms as the trust preferred securities. Distributions on the trust preferred securities and on the common securities issued to the Company were payable quarterly beginning June 2004.

In December 2004, IB Trust III, an unconsolidated subsidiary of the Company, issued 3,600 shares of floating rate trust preferred securities at $1,000 per share for an aggregate price of $3,600, all of which was outstanding at December 31, 2013 and 2012. These securities bear an interest rate of 2.40% over the three-month LIBOR (2.64% and 2.71% at December 31, 2013 and 2012, respectively). The trust preferred securities will mature in December 2035. The proceeds from the sale of the trust preferred securities and the issuance of $112 in common securities to the Company were used by Trust I to purchase approximately $3,712 of floating rate junior subordinated debentures of the Company which have the same payment terms as the trust preferred securities. Distributions on the trust preferred securities and on the common securities issued to the Company were payable quarterly beginning March 2005.

In February 2005, IB Centex Trust I, an unconsolidated subsidiary of the Company, issued 2,500 shares of floating rate trust preferred securities at $1,000 per share for an aggregate price of $2,500, all of which was outstanding at December 31, 2013 and 2012. These securities bear an interest rate of 3.25% over the three- month LIBOR (3.49% and 3.56% at December 31, 2013 and 2012, respectively). The trust preferred securities will mature in February 2035. The proceeds from the sale of the trust preferred securities and the issuance of $78 in common securities to the Company were used by Centex Trust I to purchase approximately $2,578 of floating rate junior subordinated debentures of the Company which have the same payment terms as the trust preferred securities. Distributions on the trust preferred securities and on the common securities issued to the Company were payable quarterly beginning June 2005.

In connection with the acquisition of Community Group Inc. in October 2012, (Note 22) the Company, assumed $3,500 (3,500 shares with a liquidation amount of $1,000 per security) of Floating Rate Cumulative Trust Preferred Securities (TPS) which were issued through a wholly-owned subsidiary, Community Group Statutory Trust I (CGI Trust I) and all of which were outstanding at December 31, 2013 and 2012. CGI Trust I invested the total proceeds from the sale of TPS and the $109 proceeds from the sale of common stock to CGI in floating rate Junior Subordinated Debentures (Debentures) issued by CGI. Interest on the TPS is payable quarterly on March 15, June 15, September 15, and December 15 of each year at a rate equal to the three month LIBOR rate plus 1.60% (1.84% and 1.99% at December 31, 2013 and 2012, respectively). Principal payments are due at maturity on June 21, 2037. The Company may redeem the Debentures, in whole or in part, on any interest payment date on or after the redemption date of June 21, 2012 at an amount equal to the principal amount of the Debentures being redeemed plus accrued and unpaid interest on such Debentures to the redemption date

Except under certain circumstances, the common securities issued to the Company by the trusts possess sole voting rights with respect to matters involving those entities. Under certain circumstances, the Company may, from time to time, defer the debentures' interest payments, which would result in a deferral of distribution payments on the related trust preferred securities and, with certain exceptions, prevent the Company from declaring or paying cash distributions on the Company's common stock and any other future debt ranking equally with or junior to the debentures. The trust preferred securities are guaranteed by the Company.

Note 14. Income Taxes

Income tax expense was as follows:

Year Ended December 31, 2013
Current income tax expense	$6,744
Deferred income tax expense (benefit)	(2,083)
Income tax expense, as reported	$4,661

In connection with the initial public offering as discussed in Note 1, the Company terminated its S-Corporation status and became a taxable entity (C Corporation) on April 1, 2013. As such, any periods prior to April 1, 2013 will not reflect income tax expense. The reported income tax expense for the year ended December 31, 2013 reflects the initial recording of the deferred tax net asset of $1,760, which is the result of timing differences in the recognition of income/deductions for generally accepted accounting principles (GAAP) and tax purposes. The consolidated statements of income present pro forma results of operations for the current year and prior year periods.

Reported income tax expense differed from the amounts computed by applying the U.S. federal statutory income tax rate of 35% to income before income taxes for the nine months ended December 31, 2013 (the period the Company was a taxable entity) as follows:

Year Ended December 31, 2013
Income tax expense computed at the statutory rate	$6,571
Initial recording of deferred tax asset	(1,760)
Tax-exempt interest income from municipal securities	(259)
Tax-exempt loan income	(86)
Bank owned life insurance income	(93)
Non-deductible acquisition expenses	279
Other	9
$4,661

Components of deferred tax assets and liabilities are as follows:

December 31, 2013
Deferred tax assets:
Allowance for loan losses	$4,776
NOL carryforwards from acquisitions	1,352
Net unrealized loss on available for sale securities	928
Acquired loan fair market value adjustments	1,159
Restricted stock	1,044
Acquisition costs	140
Securities	305
Start up costs	329
Other real estate owned	310
Unearned rent income	55
Nonaccrual loans	69
Other	76
10,543
Deferred tax liabilities:
Premises and equipment	(4,539)
Core deposit intangibles	(1,102)
FHLB stock	(68)
(5,709)
Net deferred tax asset	$4,834

At December 31, 2013, the Company had federal net operating loss carryforwards of approximately $3,861 which expire at various dates from 2028 to 2032. Deferred tax assets are recognized for net operating losses because the benefit is more likely than not to be realized. No valuation allowance for deferred tax assets was recorded at December 31, 2013 as management believes it is more likely than not that all of the deferred tax assets will be realized.

The Company does not have any uncertain tax positions and does not have any interest and penalties recorded in the income statement for the year ended December 31, 2013. The Company files a consolidated income tax return in the US federal tax jurisdiction. The Company is no longer subject to examination by the US federal tax jurisdiction for years prior to 2010.

Note 15. Commitments and Contingencies

Financial Instruments with Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of this instrument. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At December 31, 2013 and 2012, the approximate amounts of these financial instruments were as follows:

	December 31,
	2013	2012
Commitments to extend credit	$365,575	$153,932
Standby letters of credit	2,120	2,704
	$367,695	$156,636

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
Letters of credit are written conditional commitments used by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan arrangements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table above. If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of December 31, 2013 and 2012, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

Litigation
The Company is involved in certain legal actions arising from normal business activities. Management believes that the outcome of such proceedings will not materially affect the financial position, results of operations or cash flows of the Company.

Lease Commitments
The Company leases certain branch facilities and other facilities. Rent expense related to these leases amounted to $716, $413 and $276 for the years ended December 31, 2013, 2012 and 2011, respectively.

At December 31, 2013, minimum future rental payments due under noncancelable lease commitments were as follows:

First year	$611
Second year	576
Third year	420
Fourth year	309
Fifth year	216
Thereafter	330
$2,462

Note 16. Related Party Transactions

In the ordinary course of business, the Company has and expects to continue to have transactions, including loans to its officers, directors and their affiliates. In the opinion of management, such transactions are on the same terms as those prevailing at the time for comparable transactions with unaffiliated persons. Loan activity for officers, directors and their affiliates for the year ended December 31, 2013 is as follows:

Balance at beginning of year	$34,477
New loans	14,421
Repayments	(8,156)
Changes in affiliated persons	14
Balance at end of year	$40,756

See also Note 12 for related party borrowings.

Note 17. Employee Benefit Plans

The Company has a 401(k) profit sharing plan (Plan) which covers employees over the age of eighteen who have completed ninety days of credited service, as defined by the Plan. The Plan provides for “before tax” employee contributions through salary reduction contributions under Section 401(k) of the Internal Revenue Code. A participant may choose a salary reduction not to exceed the dollar limit set by law each year ($17.5 in 2013). Contributions by the Company and by participants are immediately fully vested. The Plan provides for the Company to make 401(k) matching contributions ranging from 50% to 100% depending upon the employee's years of service, but limited to 6% of the participant's eligible salary. The Plan also provides for the Company to make additional discretionary contributions to the Plan. The Company made contributions of approximately $524, $435 and $351 for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 18. Fair Value Measurements
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

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of December 31, 2013 and 2012 by level within the ASC Topic 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Measured on a recurring basis:
Assets:
Investment securities available for sale:
U.S. treasuries	$3,513	$—	$3,513	$—
Government agency securities	94,415	—	94,415	—
Obligations of state and municipal subdivisions	36,615	—	36,615	—
Corporate bonds	2,052	—	2,052	—
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC, FHLB, FFCB and FHR	57,443	—	57,443	—
December 31, 2012
Measured on a recurring basis:
Assets:
Investment securities available for sale:
U.S. treasuries	$3,547	$—	$3,547	$—
Government agency securities	70,211	—	70,211	—
Obligations of state and municipal subdivisions	36,814	—	36,814	—
Corporate bonds	2,103	—	2,103	—
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC and SBA	680	—	680	—
Liabilities:
Contingent consideration	290	—	—	290
There were no transfers between Level 1 and Level 2 categorizations for the years presented.
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

The following table presents the activity in the contingent consideration for the years ended December 31, 2013 and 2012:

	Years ended December 31,
	2013	2012
Balance, beginning of period	$290	$821
Settlements	(287)	(395)
Change in estimated payments to be made	(3)	(136)
Balance, end of period	$—	$290
In accordance with ASC Topic 820, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at December 31, 2013 and 2012, for which a nonrecurring change in fair value has been recorded:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Period Ended Total Losses
December 31, 2013
Measured on a nonrecurring basis:
Assets:
Impaired loans	$1,514	$—	$—	$1,514	$497
Other real estate	2,449	—	—	2,449	$537

December 31, 2012
Measured on a nonrecurring basis:
Assets:
Impaired loans	$5,146	$—	$—	$5,146	$187
Other real estate	748	—	—	748	94
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
There were no transfers into or out of Level 3 categorization for the years presented.

For Level 3 financial and nonfinancial assets and liabilities measured at fair value at December 31, 2013, the significant unobservable inputs used in the fair value measurements are as follows:

Assets/Liabilities	Fair Value	Valuation Technique	Unobservable Input(s)	Weighted Average
Impaired loans	$1,514	Collateral method	Adjustments for selling costs	8%
Other real estate	2,449	Collateral method	Adjustments for selling costs	8%
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

The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instruments were as follows at December 31, 2013 and 2012:

			Fair Value Measurements at Reporting Date Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Financial assets:
Cash and cash equivalents	$93,054	$93,054	$93,054	$—	$—
Securities available for sale	194,038	194,038	—	194,038	—
Loans held for sale	3,383	3,383	—	3,383	—
Loans, net	1,709,200	1,714,815	—	1,710,228	4,587
FHLB of Dallas stock and other restricted stock	9,494	9,494	—	9,494	—
Accrued interest receivable	4,713	4,713	—	4,713	—
Financial liabilities:
Deposits	1,710,319	1,712,654	—	1,712,654	—
Accrued interest payable	948	948	—	948	—
FHLB advances	187,484	189,092	—	189,092	—
Other borrowings	7,730	8,061	—	8,061	—
Junior subordinated debentures	18,147	18,099	—	18,099	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2012
Financial assets:
Cash and cash equivalents	$102,290	$102,290	$102,290	$—	$—
Certificates of deposit held in other banks	7,720	7,720	—	7,720	—
Securities available for sale	113,355	113,355	—	113,355	—
Loans held for sale	9,162	9,162	—	9,162	—
Loans, net	1,358,036	1,399,938	—	1,393,377	6,561
FHLB of Dallas stock and other restricted stock	8,165	8,165	—	8,165	—
Accrued interest receivable	4,647	4,647	—	4,647	—
Financial liabilities:
Deposits	1,390,740	1,399,373	—	1,399,373	—
Accrued interest payable	985	985	—	985	—
FHLB advances	164,601	170,239	—	170,239	—
Notes payable	15,729	15,729	—	15,729	—
Other borrowings	20,788	20,970	—	20,970	—
Junior subordinated debentures	18,147	18,114	—	18,114	—
Contingent consideration	290	290	—	—	290
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

Note 19. Stock Awards and Stock Warrants
The Company grants common stock awards to certain employees of the Company. The common stock issued prior to 2013 vests five years from the date the award is granted and the related compensation expense is recognized over the vesting period. In connection with the initial public offering in April 2013, the Board of Directors adopted a new 2013 Equity Incentive Plan. Under this plan, the Compensation Committee may grant awards in the form of restricted stock, restricted stock rights, restricted stock units, qualified and nonqualified stock options, performance-based share awards and other equity-based awards. The Plan reserved 800,000 shares of common stock to be awarded by the Company’s compensation committee. The shares issued under the 2013 Plan are restricted and will vest evenly over the employment period, ranging from three to five years. Shares granted prior to 2012 and those in 2013 were issued at the date of grant and receive dividends. Shares issued under a revised plan in 2012 are not outstanding shares of the Company until they vest and do not receive dividends.
The following table summarizes the activity in nonvested shares for the years ended December 31, 2013 and 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2012	208,608	$17.07
Granted during the period	125,040	29.53
Vested during the period	(27,124)	14.13
Nonvested shares, December 31, 2013	306,524	$22.75

Nonvested shares, December 31, 2011	180,025	$15.64
Granted during the period	58,560	20.31
Vested during the period	(29,977)	14.76
Nonvested shares, December 31, 2012	208,608	$17.07
Compensation expense related to these awards is recorded based on the fair value of the award at the date of grant and totaled $1,469, $643 and $572 for the years ended December 31, 2013, 2012 and 2011, respectively. Compensation expense is recorded in salaries and employee benefits in the accompanying consolidated statements of income. At December 31, 2013, future compensation expense is estimated to be $3,990 and will be recognized over a remaining weighted average period of 2.43 years.
The fair value of common stock awards that vested during the years ended December 31, 2013, 2012 and 2011 was $855, $609 and $39, respectively. The Company has recorded $72 and $0 to additional paid in capital, which represents the excess tax benefit recognized on the vested shares for the years ended December 31, 2013 and 2012, respectively.
At December 31, 2013, the future vesting schedule of the nonvested shares is as follows:

First year	129,584
Second year	36,464
Third year	42,748
Fourth year	74,944
Fifth year	22,784
Total nonvested shares	306,524
The Company has issued warrants representing the right to purchase 150,544 shares of Company stock at $17.19 per share to certain Company directors and shareholders. The warrants were issued in return for the shareholders' agreement to repurchase the subordinated debt outstanding to an unaffiliated bank in the event of Company default. The warrants expire in December 2018 and were recorded as equity at a fair value of $475 as of the date of the warrants issuance. The Company recorded this amount as debt origination costs and was amortizing it over the term of the debt. In April 2013, the Company paid off the subordinated debt and wrote off the remaining balance of $223 of the debt origination costs to interest expense.

Note 20. Regulatory Matters
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2013 and 2012, the Company and the Bank meet all capital adequacy requirements to which they are subject.
As of December 31, 2013 and 2012, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Bank must maintain minimum total risk based, Tier I risk based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The actual capital amounts and ratios of the Company and Bank as of December 31, 2013 and 2012, are presented in the following table:

	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Total capital to risk weighted assets:
Consolidated	$234,794	13.83%	$135,801	8.00%	N/A	N/A
Bank	212,656	12.54	135,648	8.00	$169,560	10.00%
Tier I capital to risk weighted assets:
Consolidated	214,650	12.64	67,901	4.00	N/A	N/A
Bank	198,696	11.72	67,824	4.00	101,736	6.00%
Tier I capital to average assets:
Consolidated	214,650	10.71	80,204	4.00	N/A	N/A
Bank	198,696	9.97	79,710	4.00	99,637	5.00%

December 31, 2012
Total capital to risk weighted assets:
Consolidated	$137,525	10.51%	$104,693	8.00%	N/A	N/A
Bank	143,618	11.07	103,790	8.00	$129,738	10.00%
Tier I capital to risk weighted assets:
Consolidated	107,539	8.22	52,346	4.00	N/A	N/A
Bank	132,140	10.19	51,895	4.00	77,843	6.00%
Tier I capital to average assets:
Consolidated	107,539	6.45	66,722	4.00	N/A	N/A
Bank	132,140	7.99	66,162	4.00	82,702	5.00%

Note 21.    IBG Adriatica

In June 2011, IBG formed a wholly owned subsidiary, IBG Adriatica Holdings (Adriatica), to acquire loans from First United Bank, Durant, Oklahoma (First United Bank). The loans had an aggregate face value of $23,000 and were secured by approximately 27 acres of real property located in the Adriatica Development in McKinney, TX. The loans were acquired for $16,250, of which $12,188 was financed with First United Bank and guaranteed by IBG. Adriatica fully paid the note in April 2013.

Adriatica subsequently acquired the real property through a deed in lieu of foreclosure. The real property consisted of a commercial office building, retail center, residential lots and a multi-story parking garage. The property was recorded at a fair value net of selling costs of $16,949 based on a current independent appraisal and a gain of $699 was recognized.

In December 2011, a tract of land adjacent to the garage and rights to parking spaces were sold to an investment partnership comprised of certain of the Company's principals, including the Chairman of the Board and the majority shareholder as well as certain other directors of the Company. Adriatica received proceeds of $1,500 for this property which was the appraised value. Adriatica recognized a gain of $115 due to minimal selling costs incurred on the sale. In December 2012, an additional tract of land and parking was sold to the same investment partnership for net proceeds of $3,443 generating a gain of $869.

In December 2013, the remaining real property was sold to two real estate investment partnerships of which the Company's Chairman, majority shareholder and other directors are also investors. The total sales price was $11,100 generating a net gain of approximately $1.3 million which is included in gains on sale of other real estate. Current appraisals were obtained prior to the transaction to support the sales price and financing for the transaction was provided by an unrelated bank.

Management believes that these transactions have comparable terms to those that could be arranged with an independent third party.

Note 22.    Business Combinations

BOH Holdings

On November 21, 2013, the Company announced that it entered into a definitive agreement to acquire BOH Holdings, Inc. and its subsidiary, Bank of Houston, Houston, Texas for an expected combination of cash and stock purchase price totaling approximately $245 million. The merger has been approved by the Boards of Directors of both companies and is expected to close during the second quarter of 2014, although delays may occur. The transaction is subject to certain conditions, including the approval by shareholders of Independent Bank Group, BOH Holdings and customary regulatory approvals.

Collin Bank

On November 30, 2013, the Company acquired 100% of the outstanding stock of Collin Bank, Plano. The Company issued 247,731 shares of Independent Bank Group common stock and paid $18.4 million in cash for the outstanding shares of Collin Bank common stock.

Provisional estimates for loans, goodwill, core deposit intangible and deposits have been recorded for the acquisition as final valuations are not yet available. The Company does not not expect any significant differences from estimated values upon completion of the valuations. Estimated fair values of the assets acquired and liabilities assumed in this transaction as of the closing date are as follows:

Assets of acquired bank:
Cash and cash equivalents	$22,792
Securities available for sale	62,373
Loans	72,611
Premises and equipment	141
Investment in FHLB stock	1,156
Goodwill	5,962
Core deposit intangible	600
Deferred tax asset	1,385
Other assets	775
Total assets	$167,795

Liabilities of acquired bank:
Deposits	$111,164
FHLB advances	26,000
Other liabilities	358
Total liabilities	$137,522
Common stock issued in the Collin Bank transaction	$11,861
Cash paid in the Collin Bank transaction	$18,412
The Company recognized a provisional amount of goodwill of $5,962 which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair market value of identifiable assets acquired. The goodwill in this acquisition resulted from a combination of expected synergies and a desirable branch location. None of the goodwill recognized is expected to be deductible for income tax purposes.

The Company has incurred expenses related to the acquisition of approximately $672 during the year ended December 31, 2013, which are included in acquisition expenses in the consolidated statements of income.

At the date of acquisition, non-credit impaired loans had an estimated contractual balance of $61,157, which also approximates the fair value of the loans. This valuation represents a provisional estimate as valuations are not yet available.

The operations of Collin Bank were merged into Independent Bank as of the date of the acquisition. Separate revenue and earnings of the former Collin Bank are not available subsequent to the business combination. The acquisition is not considered significant to the Company’s financial statements and therefore pro forma financial data is not included.

I Bank Acquisition

On April 1, 2012, the Company acquired 100% of the outstanding stock of I Bank Holding Company, Inc. and its wholly owned subsidiary, iBank Texas, with branches in Lakeway, Texas and a branch located in Georgetown, Texas.

Estimated fair values of the assets acquired and liabilities assumed in the transaction as of the closing date of the transaction were as follows:

Assets of acquired bank:
Cash and cash equivalents	$19,993
Certificates of deposit held in other banks	17,078
Investment in restricted stock	702
Loans	116,948
Premises and equipment	2,165
Other real estate owned	416
Goodwill	12,967
Core deposit intangible	1,097
Other assets	1,221
Total assets	$172,587

Liabilities of acquired bank:
Deposits	$122,876
FHLB advances	12,500
Other liabilities	211
Total liabilities	$135,587

Cash paid in I Bank Holding Company, Inc. transaction	$37,000

Non-credit impaired loans had a fair value of $113,531 at the date of acquisition and contractual balances of $113,723. The difference of $192 will be recognized into interest income as an adjustment to yield over the life of the loans.

The Company recognized goodwill of $12,967 which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair market value of identifiable assets acquired. Goodwill resulted from a combination of expected synergies, expansion of the Austin market area and growth opportunities. Goodwill is not expected to be deductible for tax purposes.

The Company incurred expenses related to the acquisition of approximately $705 during the year ended December 31, 2012, which are included in acquisition expense.

Pro forma net income for the years ended December 31, 2012 and 2011 would have been $18,308 and $17,321, respectively, and revenues would have been $82,966 and $75,669 for the same years, respectively, had the acquisition occurred as of January 1, 2011. The operations of iBank were merged into Independent Bank as of the date of the acquisition. Separate revenue and earnings of the former iBank are not available subsequent to the business combination.

Community Group Acquisition

On October 1, 2012, the Company completed an acquisition of The Community Group, Inc. (CGI) and its wholly owned subsidiary, United Community Bank. The Company issued 182,221 shares of Company common stock plus $9.6 million in cash for all outstanding shares of CGI. The Company's stock was valued at $20.31 per share which was based on the most recent selling price of the Company's stock to third party investors.

The Company recognized goodwill of $4,807 which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair market value of identifiable assets acquired. Goodwill resulted from a combination of expected synergies, desirable branch locations and growth opportunities. Goodwill is not expected to be deductible for tax purposes.

The Company incurred expenses related to the acquisition of approximately $696 during 2012, which are included in acquisition expense. The results of operations for the Company would not have been materially different had the acquisition occurred as of January 1, 2011. Therefore, pro forma information has not been disclosed.

Estimated fair values of the assets acquired and liabilities assumed in the transaction as of the closing date of the transaction were as follows:

Assets of acquired bank:
Cash and cash equivalents	$26,237
Securities available for sale	10,314
Loans	63,500
Premises and equipment	3,530
Other real estate	1,129
Investment in FHLB stock and other restricted stock	715
Goodwill	4,807
Core deposit intangible	265
Other assets	470
Total assets	$110,967

Liabilities of acquired bank:
Deposits	$93,568
Junior subordinated debentures	3,609
Other liabilities	489
Total liabilities	$97,666

Common stock issued in The Community Group, Inc. transaction	$3,701
Cash paid in The Community Group, Inc. transaction	$9,600

Non-credit impaired loans had a fair value of $58,694 at the date of acquisition and contractual balances of $59,106. The difference of $412 will be recognized into interest income as an adjustment to yield over the life of the loans.

Note 23. Sale of Branch

During September 2012, the Company sold its Coupland, Texas branch, including loans, deposits, related accrued interest and property and equipment to an unaffiliated institution. As a result of this branch sale, the Company transferred deposits of $20,074, including accrued interest, for a deposit premium of $414. The assets were sold for current recorded value of $1,233. The Company reduced goodwill and core deposit intangibles associated with this branch by $254 and $119, respectively, and recognized a gain of $38 on the sale.

Note 24. Subsequent Events

Business Combination - Live Oak Financial Corp.
On January 1, 2014, the Company acquired 100% of the outstanding stock of Live Oak Financial Corp. and its wholly owned subsidiary, Live Oak State Bank, Dallas, TX (Live Oak) with one branch located east of downtown Dallas. The Company issued 235,594 shares of Company stock and paid $10.0 million in cash for the outstanding shares of Live Oak common stock.
The Company recognized a provisional amount of goodwill of $7,616 which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair market value of identifiable assets acquired. The goodwill in this acquisition resulted from a combination of expected synergies and a desirable branch location. None of the goodwill recognized is expected to be deductible for income tax purposes.
The Company has incurred expenses related to the acquisition of approximately $357 for the year ended December 31, 2013, which is included in acquisition expenses in the consolidated statements of income. Provisional estimates for loans, goodwill, core deposit intangible and deposits have been recorded for the acquisition as final valuations are not yet available. The

Company does not not expect any significant differences from estimated values upon completion of the valuations. Estimated fair values of the assets acquired and liabilities assumed in this transaction as of the closing date are as follows:

Assets of acquired bank:
Cash and cash equivalents	$32,246
Securities available for sale	16,740
Loans	70,627
Premises and equipment	2,675
Goodwill	7,616
Core deposit intangible	775
Other assets	256
Total assets	$130,935

Liabilities of acquired bank:
Deposits	$104,960
Other liabilities	4,278
Total liabilities	$109,238
Common stock issued in the Live Oak transaction	$11,697
Cash paid in the Live Oak transaction	$10,000
The acquisition is not considered significant to the Company’s financial statements and therefore, pro forma financial data is not included.

Declaration and Payment of Dividends

On February 12, 2014, the Company declared a quarterly cash dividend in the amount of $0.06 per share of common stock to the stockholders of record on February 24, 2014. The dividend totaling $756 was paid on March 6, 2014.

Note 25. Parent Company Only Financial Statements

The following balance sheets, statements of income and statements of cash flows for Independent Bank Group, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

Balance Sheets

	December 31,
Assets	2013	2012
Cash and cash equivalents	$13,111	$1,396
Investment in subsidiaries	246,143	173,724
Investment in Trusts	547	547
Other assets	1,518	987
Total assets	$261,319	$176,654

Liabilities and Stockholders' Equity
Notes payable	$—	$12,250
Other borrowings	7,730	20,788
Junior subordinated debentures	18,147	18,147
Other liabilities	1,670	959
Total liabilities	27,547	52,144

Stockholders' equity:
Common stock	123	83
Additional paid-in capital	222,116	88,791
Retained earnings	12,663	33,290
Treasury stock	—	(232)
Accumulated other comprehensive income	(1,130)	2,578
Total stockholders' equity	233,772	124,510
Total liabilities and stockholders' equity	$261,319	$176,654

Statements of Income

	Years Ended December 31,
	2013	2012	2011
Interest expense:
Interest on notes payable and other borrowings	$1,425	$1,720	$1,270
Interest on junior subordinated debentures	543	531	480
Total interest expense	1,968	2,251	1,750

Noninterest income:
Dividends from subsidiaries	11,547	25,634	10,690
Other	16	24	33
	11,563	25,658	10,723
Noninterest expense:
Salaries and employee benefits	2,316	1,163	1,028
Professional fees	157	—	168
Acquisition expense, including legal	1,956	1,401	—
Other	397	36	155
Total noninterest expense	4,826	2,600	1,351
Income before income tax benefit and equity in undistributed income of subsidiaries	4,769	20,807	7,622
Income tax benefit	2,643	—	—
Income before equity in undistributed income of subsidiaries	7,412	—	—
Equity in undistributed income (loss) of subsidiaries	12,388	(3,430)	6,078
Net income	$19,800	$17,377	$13,700

Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$19,800	$17,377	$13,700
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net (income) loss of subsidiaries	(12,388)	3,430	(6,078)
Stock grants amortized	1,469	643	572
Net change in other assets	(531)	(523)	184
Net change in other liabilities	783	9	372
Net cash provided by operating activities	9,133	20,936	8,750

Cash flows from investing activities:
Capital investment in subsidiaries	(33,466)	(2,050)	(5,215)
Cash received from acquired company	—	39	—
Cash paid in acquisitions	(18,412)	(46,600)	—
Net cash used in investing activities	(51,878)	(48,611)	(5,215)

Cash flows from financing activities:
Repayments of other borrowings	(25,308)	(3,245)	(3,513)
Proceeds from other borrowings	—	11,680	7,730
Treasury stock purchased	—	(208)	—
Proceeds from issuance of common stock	86,571	25,150	—
Dividends paid	(6,803)	(8,681)	(6,090)
Net cash provided by (used in) financing activities	54,460	24,696	(1,873)
Net change in cash and cash equivalents	11,715	(2,979)	1,662
Cash and cash equivalents at beginning of year	1,396	4,375	2,713
Cash and cash equivalents at end of year	$13,111	$1,396	$4,375

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of McKinney, Texas, on March 27, 2014.

Independent Bank Group, Inc. (Registrant)

Date: March 27, 2014	By: /s/ David R. Brooks

David R. Brooks
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David R. Brooks	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2014
David R. Brooks

/s/ Michelle S. Hickox	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 27, 2014
Michelle S. Hickox

/s/ Torry Berntsen	President, Chief Operating Officer and Director	March 27, 2014
Torry Berntsen

/s/ Daniel W. Brooks	Vice Chairman, Chief Risk Officer and Director	March 27, 2014
Daniel W. Brooks

/s/ M. Brian Aynesworth	Director	March 27, 2014
M. Brian Aynesworth

/s/ Douglas A. Cifu	Director	March 27, 2014
Douglas A. Cifu

/s/ William E. Fair	Director	March 27, 2014
William E. Fair

/s/ Craig E. Holmes	Director	March 27, 2014
Craig E. Holmes

/s/ Jack M. Radke	Director	March 27, 2014
Jack M. Radke

/s/ G. Stacy Smith	Director	March 27, 2014
G. Stacy Smith

/s/ Michael T. Viola	Director	March 27, 2014
Michael T. Viola