Form 10-Q
period 2014-03-31
Independent Bank Group, Inc.
filed 2014-05-05
CIK 1564618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2014.
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
Common Stock, Par Value $0.01 Per Share – 16,366,821 shares as of May 2, 2014.

INDEPENDENT BANK GROUP, INC. AND SUBSIDIARIES
Form 10-Q
March 31, 2014

***

Independent Bank Group, Inc. and Subsidiaries

Consolidated Balance Sheets
March 31, 2014 and December 31, 2013 (unaudited)
(Dollars in thousands, except share information)

	March 31,	December 31,
Assets	2014	2013

Cash and due from banks	$32,771	$27,408
Federal Reserve Excess Balance Account (EBA)	64,944	65,646
Cash and cash equivalents	97,715	93,054
Securities available for sale (amortized cost of $204,761 and $196,689, respectively)	204,539	194,038
Loans held for sale	2,191	3,383
Loans, net of allowance for loan losses of $14,841 and $13,960, respectively	1,878,241	1,709,200
Premises and equipment, net	74,461	72,735
Other real estate owned	2,909	3,322
Federal Home Loan Bank (FHLB) of Dallas stock and other restricted stock	9,012	9,494
Bank-owned life insurance (BOLI)	21,421	21,272
Deferred tax asset	3,937	4,834
Goodwill	42,575	34,704
Core deposit intangible, net	3,813	3,148
Other assets	12,861	14,800
Total assets	$2,353,675	$2,163,984

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$352,735	$302,756
Interest-bearing	1,537,942	1,407,563
Total deposits	1,890,677	1,710,319

FHLB advances	174,462	187,484
Repurchase agreements	4,535	—
Other borrowings	4,460	4,460
Other borrowings, related parties	3,270	3,270
Junior subordinated debentures	18,147	18,147
Other liabilities	5,616	6,532
Total liabilities	2,101,167	1,930,212
Commitments and contingencies
Stockholders’ equity:
Common stock (12,592,935 and 12,330,158 shares outstanding, respectively)	126	123
Additional paid-in capital	235,225	222,116
Retained earnings	16,708	12,663
Accumulated other comprehensive income (loss)	449	(1,130)
Total stockholders’ equity	252,508	233,772
Total liabilities and stockholders’ equity	$2,353,675	$2,163,984
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Income
Three Months Ended March 31, 2014 and 2013 (unaudited)
(Dollars in thousands, except per share information)

	Three Months Ended March 31,
	2014	2013
Interest income:
Interest and fees on loans	$24,123	$20,759
Interest on taxable securities	699	333
Interest on nontaxable securities	257	249
Interest on federal funds sold and other	83	80
Total interest income	25,162	21,421
Interest expense:
Interest on deposits	1,907	1,728
Interest on FHLB advances	852	828
Interest on repurchase agreements, notes payable and other borrowings	135	515
Interest on junior subordinated debentures	133	135
Total interest expense	3,027	3,206
Net interest income	22,135	18,215
Provision for loan losses	1,253	1,030
Net interest income after provision for loan losses	20,882	17,185
Noninterest income:
Service charges on deposit accounts	1,211	1,139
Mortgage fee income	730	1,066
Gain on sale of other real estate	39	25
Gain on sale of premises and equipment	—	1
Increase in cash surrender value of BOLI	149	81
Other	205	114
Total noninterest income	2,334	2,426
Noninterest expense:
Salaries and employee benefits	9,134	7,748
Occupancy	2,538	2,147
Data processing	496	296
FDIC assessment	304	246
Advertising and public relations	234	216
Communications	320	340
Net other real estate owned expenses (including taxes)	79	166
Operations of IBG Adriatica, net	23	197
Other real estate impairment	—	448
Core deposit intangible amortization	199	176
Professional fees	368	272
Acquisition expense, including legal	476	137
Other	1,905	1,534
Total noninterest expense	16,076	13,923

Income before taxes	7,140	5,688
Income tax expense	2,339	—
Net income	$4,801	$5,688
Basic earnings per share	$0.38	$0.69
Diluted earnings per share	$0.38	$0.68
Pro Forma:
Income tax expense	n/a	1,866
Net income	n/a	$3,822
Basic earnings per share	n/a	$0.46
Diluted earnings per share	n/a	$0.46

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2014 and 2013 (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2014	2013
Net income	$4,801	$5,688
Other comprehensive income (loss) before tax:
Change in net unrealized gains (losses) on available for sale securities during the year	2,429	(884)
Reclassification adjustment for loss on sale of securities available for sale included in net income	—	—
Other comprehensive income (loss) before tax	2,429	(884)
Income tax expense (benefit)	850	—
Other comprehensive income (loss), net of tax	1,579	(884)
Comprehensive income	$6,380	$4,804

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2014 and 2013 (unaudited)
(Dollars in thousands, except for par value and share information)

	Common Stock $.01 Par Value 100 million shares authorized		Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance, December 31, 2013	12,330,158	$123	$222,116	$12,663	$—	$(1,130)	$233,772
Net income	—	—	—	4,801	—	—	4,801
Other comprehensive income, net of tax	—	—	—	—	—	1,579	1,579
Stock issued for acquisition of bank	235,594	3	11,697	—	—	—	11,700
Restricted stock granted	27,183	—	—	—	—	—	—
Stock based compensation expense	—	—	390	—	—	—	390
Excess tax benefit on restricted stock vested	—	—	1,022	—	—	—	1,022
Dividends ($0.06 per share)	—	—	—	(756)	—	—	(756)
Balance, March 31, 2014	12,592,935	$126	$235,225	$16,708	$—	$449	$252,508

Balance, December 31, 2012	8,278,354	$83	$88,791	$33,290	$(232)	$2,578	$124,510
Net income	—	—	—	5,688	—	—	5,688
Other comprehensive loss	—	—	—	—	—	(884)	(884)
Stock based compensation expense	—	—	182	—	—	—	182
Dividends ($0.65 per share)	—	—	—	(5,354)	—	—	(5,354)
Balance, March 31, 2013	8,278,354	$83	$88,973	$33,624	$(232)	$1,694	$124,142

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Three Months Ended March 31, 2014 and 2013 (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$4,801	$5,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,145	949
Amortization of core deposit intangibles	199	176
Amortization (accretion) of premium (discount) on securities, net	394	(1)
Stock based compensation expense	390	182
FHLB stock dividends	(9)	(5)
Net loss (gain) on sale of premises and equipment	—	(1)
Gain recognized on other real estate transactions	(39)	(25)
Impairment of other real estate	—	448
Deferred tax expense	173	—
Provision for loan losses	1,253	1,030
Increase in cash surrender value of life insurance	(149)	(81)
Loans originated for sale	(28,070)	(47,740)
Proceeds from sale of loans	29,262	50,812
Net change in other assets	1,012	(644)
Net change in other liabilities	(3,326)	(1,355)
Net cash provided by operating activities	7,036	9,433
Cash flows from investing activities:
Proceeds from maturities and pay downs of securities available for sale	20,941	6,137
Purchases of securities available for sale	(8,667)	(8,205)
Proceeds from maturities of certificates held in other banks	—	3,038
Net purchases of FHLB stock	491	—
Net loans originated	(99,556)	(49,419)
Additions to premises and equipment	(282)	(3,279)
Proceeds from sale of premises and equipment	11	9
Proceeds from sale of other real estate owned	552	496
Capitalized additions to other real estate	(28)	(55)
Cash received from acquired bank	32,246	—
Cash paid in connection with acquisition	(10,000)	—
Net cash used in investing activities	(64,292)	(51,278)
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	26,181	8,975
Net increase in time deposits	48,712	15,384
Net change in FHLB advances	(13,022)	(49)
Net change in repurchase agreements	802	—
Repayments of notes payable and other borrowings	—	(835)
Dividends paid	(756)	(3,030)
Net cash provided by financing activities	61,917	20,445
Net change in cash and cash equivalents	4,661	(21,400)
Cash and cash equivalents at beginning of year	93,054	102,290
Cash and cash equivalents at end of year	$97,715	$80,890

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
Basis of Presentation: The accompanying consolidated financial statements include the accounts of IBG, its wholly-owned subsidiaries, the Bank and IBG Adriatica Holdings, Inc. (Adriatica) and the Bank’s wholly-owned subsidiaries, IBG Real Estate Holdings, Inc. and IBG Aircraft Acquisition, Inc. Adriatica was formed in 2011 to acquire a mixed use residential and retail real estate development in McKinney, Texas. All material intercompany transactions and balances have been eliminated in consolidation. In addition, the Company wholly-owns IB Trust I (Trust I), IB Trust II (Trust II), IB Trust III (Trust III), IB Centex Trust I (Centex Trust I) and Community Group Statutory Trust I (CGI Trust I). The Trusts were formed to issue trust preferred securities and do not meet the criteria for consolidation.
The consolidated interim financial statements are unaudited, but include all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented. All such adjustments were of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company's Annual Report of Form10-K for the year ended December 31, 2013. The consolidated statement of condition at December 31, 2013 had been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
Segment Reporting: The Company has one reportable segment. The Company’s chief operating decision-maker uses consolidated results to make operating and strategic decisions.
Pro forma statements: Because the Company was not a taxable entity prior to April 1, 2013, pro forma amounts for income tax expense and basic and diluted earnings per share have been presented assuming the Company’s effective tax rate of 32.8% for the three months ended March 31, 2013, as if it had been a C Corporation during that period. The difference in the statutory rate of 35% and the Company’s effective rate is primarily due to nontaxable income earned on municipal securities and bank owned life insurance.

Reclassifications: Certain prior period accounts have been reclassified to conform with current year presentation.

Subsequent events: Companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued. They must recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial statement preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. The Company has evaluated subsequent events through the date of filing these financial statements with the SEC and noted no subsequent events requiring financial statement recognition or disclosure, except as disclosed in Note 12.
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

	Three Months Ended March 31,
	2014	2013
Basic earnings per share:
Net income	$4,801	$5,688
Less:
Undistributed earnings allocated to participating securities	58	6
Dividends paid on participating securities	11	93
Net income available to common shareholders	$4,732	$5,589
Weighted-average basic shares outstanding	12,403,387	8,125,279
Basic earnings per share	$0.38	$0.69
Diluted earnings per share:
Net income available to common shareholders	$4,732	$5,589
Total weighted-average basic shares outstanding	12,403,387	8,125,279
Add dilutive stock warrants	101,643	42,447
Total weighted-average diluted shares outstanding	12,505,030	8,167,726
Diluted earnings per share	$0.38	$0.68
Pro forma earnings per share:
Pro forma net income	n/a	$3,822
Less undistributed earnings allocated to participating securities	n/a	(27)
Less dividends paid on participating securities	n/a	93
Pro forma net income available to common shareholders after tax	n/a	$3,756
Pro forma basic earnings per share	n/a	$0.46
Pro forma diluted earnings per share	n/a	$0.46
Anti-dilutive participating securities	109,040	118,572

Note 2. Statement of Cash Flows
As allowed by the accounting standards, the Company has chosen to report on a net basis its cash receipts and cash payments for time deposits accepted and repayments of those deposits, and loans made to customers and principal collections on those loans. The Company uses the indirect method to present cash flows from operating activities. Other supplemental cash flow information is presented below:

	Three Month Ended March 31,
	2014	2013
Cash transactions:
Interest expense paid	$3,045	$3,250
Income taxes paid	$2,700	$—
Noncash transactions:
Dividends declared, not yet paid	$—	$2,324
Transfers of loans to other real estate owned	$120	$2,503
Loans to facilitate the sale of other real estate owned	$48	$—
Security purchased, not yet settled	$2,000	$—
Excess tax benefit on restricted stock vested	$1,022	$—

Supplemental schedule of noncash investing activities from the Live Oak Financial Corp. acquisition is as follows:

	Three Months Ended March 31,
	2014	2013
Noncash assets acquired
Cash and cash equivalents	$32,246	$—
Securities available for sale	16,740	—
Loans	71,138	—
Premises and equipment	2,600	—
Goodwill	7,122	—
Core deposit intangibles	882	—
Other assets	230	—
Total assets	$130,958	$—
Noncash liabilities assumed:
Deposits	$104,960	$—
Repurchase agreements	3,733	—
Other liabilities	565	—
Total liabilities	$109,258	$—
Cash paid to shareholders of acquired bank	$10,000	$—
Fair value of common stock issued to shareholders of acquired bank	$11,700	$—

In addition, the following measurement-period adjustments were made during the period relating the November 30, 2013 acquisition of Collin Bank:

	Three Months Ended March 31,
	2014	2013
Noncash assets acquired:
Loans	$(328)	$—
Goodwill	749	—
Core deposit intangibles	(18)	—
Deferred tax asset	109	—
Other assets	10	—
Total assets	$522	$—
Noncash liabilities assumed:
Deposits	$505	$—
Other liabilities	17	—
Total liabilities	$522	$—

Note 3. Securities Available for Sale
Securities available for sale have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at March 31, 2014 and December 31, 2013, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
March 31, 2014:
U.S. treasuries	$999	$9	$—	$1,008
Government agency securities	90,761	134	(657)	90,238
Obligations of state and municipal subdivisions	37,545	959	(1,050)	37,454
Corporate bonds	2,076	—	(4)	2,072
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC and FHR	73,380	419	(32)	73,767
	$204,761	$1,521	$(1,743)	$204,539
December 31, 2013:
U.S. treasuries	$3,498	$15	$—	$3,513
Government agency securities	95,407	84	(1,076)	94,415
Obligations of state and municipal subdivisions	37,861	541	(1,787)	36,615
Corporate bonds	2,079	—	(27)	2,052
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC and FHR	57,844	67	(468)	57,443
	$196,689	$707	$(3,358)	$194,038
Securities with a carrying amount of approximately $165,746 and $111,673 at March 31, 2014 and December 31, 2013, respectively, were pledged to secure public fund deposits and repurchase agreements.

There were no sales of securities during the three months ended March 31, 2014 and 2013.

The amortized cost and estimated fair value of securities available for sale at March 31, 2014, by contractual maturity, are shown below. Maturities of pass-through certificates will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2014
	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$2,595	$2,600
Due from one year to five years	63,732	63,247
Due from five to ten years	32,623	32,697
Thereafter	32,431	32,228
	131,381	130,772
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC and FHR	73,380	73,767
	$204,761	$204,539

The number of securities, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2014 and December 31, 2013, are summarized as follows:

	Less Than 12 Months			Greater Than 12 Months			Total
Description of Securities	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Securities Available for Sale
March 31, 2014
Government agency securities	34	$51,181	$(657)	—	$—	$—	$51,181	$(657)
Obligations of state and municipal subdivisions	12	7,211	(289)	13	7,975	(761)	15,186	(1,050)
Corporate bonds	1	1,073	(4)	—	—	—	1,073	(4)
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC and FHR	7	13,741	(32)	—	—	—	13,741	(32)
	54	$73,206	$(982)	13	$7,975	$(761)	$81,181	$(1,743)
December 31, 2013
Government agency securities	46	$74,331	$(1,076)	—	$—	$—	$74,331	$(1,076)
Obligations of state and municipal subdivisions	21	11,888	(1,139)	6	4,047	(648)	15,935	(1,787)
Corporate bonds	2	2,052	(27)	—	—	—	2,052	(27)
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC and FHR	14	49,126	(468)	—	—	—	49,126	(468)
	83	$137,397	$(2,710)	6	$4,047	$(648)	$141,444	$(3,358)
Unrealized losses are generally due to changes in interest rates. The Company has the intent to hold these securities until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their cost basis. As such, the losses are deemed to be temporary.

Note 4. Loans, Net and Allowance for Loan Losses
Loans, net at March 31, 2014 and December 31, 2013, consisted of the following:

	March 31,	December 31,
	2014	2013
Commercial	$270,608	$241,178
Real estate:
Commercial	927,408	843,436
Commercial construction, land and land development	153,734	130,320
Residential	360,152	338,654
Single family interim construction	93,587	83,144
Agricultural	41,642	40,558
Consumer	45,906	45,762
Other	45	108
	1,893,082	1,723,160
Allowance for loan losses	(14,841)	(13,960)
	$1,878,241	$1,709,200

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
Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. Management monitors the diversification of the portfolio on a quarterly basis by type and geographic location. Management also tracks the level of owner occupied property versus non owner occupied property.
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
Residential real estate and single family interim construction loans are underwritten primarily based on borrowers’ credit scores, documented income and minimum collateral values. Relatively small loan amounts are spread across many individual borrowers, which minimizes risk in the residential portfolio. In addition, management evaluates trends in past dues and current economic factors on a regular basis.

Agricultural loans are collateralized by real estate and/or non-real estate. Agricultural real estate loans are primarily comprised of loans for the purchase of farmland. Loan-to-value ratios on loans secured by farmland generally do not exceed 80% and have amortization periods limited to twenty years. Agricultural non-real estate loans are generally comprised of term loans to fund the purchase of equipment, livestock and seasonal operating lines to grain farmers to plant and harvest corn and soybeans. Specific underwriting standards have been established for agricultural-related loans, including the establishment of projections for each operating year based on industry developed estimates of farm input costs and expected commodity yields and prices. Operating lines are typically written for one year and secured by the crop and other farm assets as considered necessary.
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
Most of the Company’s lending activity occurs within the State of Texas, primarily in the north and central Texas regions. The majority of the Company’s portfolio consists of commercial and residential real estate loans. As of March 31, 2014 and December 31, 2013, there were no concentrations of loans related to a single industry in excess of 10% of total loans.
The allowance for loan losses is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio.
The allowance is derived from the following two components: 1) allowances established on individual impaired loans, which are based on a review of the individual characteristics of each loan, including the customer’s ability to repay the loan, the underlying collateral values, and the industry in which the customer operates, and 2) allowances based on actual historical loss experience for the last three years for similar types of loans in the Company’s loan portfolio adjusted for primarily changes in the lending policies and procedures; collection, charge-off and recovery practices; nature and volume of the loan portfolio; volume and severity of nonperforming loans; existence and effect of any concentrations of credit and the level of such concentrations and current, national and local economic and business conditions. This second component also includes an unallocated allowance to cover uncertainties that could affect management’s estimate of probable losses. The unallocated allowance reflects the imprecision inherent in the underlying assumptions used in the methodologies for estimating this component.
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

The economy and other risk factors are minimized by the Company’s underwriting standards, which include the following principles: 1) financial strength of the borrower including strong earnings, high net worth, significant liquidity and acceptable debt to worth ratio, 2) managerial business competence, 3) ability to repay, 4) loan to value, 5) projected cash flow and 6) guarantor financial statements as applicable. The following is a summary of the activity in the allowance for loan losses by loan class for the three months ended March 31, 2014 and 2013:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
Three months ended March 31, 2014
Balance at the beginning of period	$2,401	$7,872	$2,440	$577	$238	$363	$—	$69	$13,960
Provision for loan losses	578	256	(163)	(42)	6	(6)	—	624	1,253
Charge-offs	(363)	(21)	(1)	—	—	(14)	—	—	(399)
Recoveries	4	10	2	1	—	10	—	—	27
Balance at end of period	$2,620	$8,117	$2,278	$536	$244	$353	$—	$693	$14,841

Three months ended March 31, 2013
Balance at the beginning of period	$2,377	$4,924	$2,965	$523	$159	$278	$—	$252	$11,478
Provision for loan losses	(280)	2,082	(548)	(158)	73	59	—	(198)	1,030
Charge-offs	—	(531)	—	—	—	(12)	—	—	(543)
Recoveries	4	3	3	—	—	9	—	—	19
Balance at end of period	$2,101	$6,478	$2,420	$365	$232	$334	$—	$54	$11,984

The following table details the amount of the allowance for loan losses and recorded investment in loans by class as of March 31, 2014 and December 31, 2013:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
March 31, 2014
Allowance for losses:
Individually evaluated for impairment	$53	$272	$40	$—	$—	$21	$—	$—	$386
Collectively evaluated for impairment	2,567	7,845	2,238	536	244	332	—	693	14,455
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance	$2,620	$8,117	$2,278	$536	$244	$353	$—	$693	$14,841

Loans:
Individually evaluated for impairment	$251	$7,562	$3,232	$—	$—	$57	$—	$—	$11,102
Collectively evaluated for impairment	264,548	1,067,232	354,870	93,587	41,642	45,840	45	—	1,867,764
Acquired with deteriorated credit quality	5,809	6,348	2,050	—	—	9	—	—	14,216
Ending balance	$270,608	$1,081,142	$360,152	$93,587	$41,642	$45,906	$45	$—	$1,893,082

December 31, 2013
Allowance for losses:
Individually evaluated for impairment	$313	$504	$14	$—	$—	$24	$—	$—	$855
Collectively evaluated for impairment	2,088	7,368	2,426	577	238	339	—	69	13,105
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance	$2,401	$7,872	$2,440	$577	$238	$363	$—	$69	$13,960

Loans:
Individually evaluated for impairment	$501	$8,013	$3,182	$170	$—	$68	$—	$—	$11,934
Collectively evaluated for impairment	234,103	959,254	334,770	82,974	40,558	45,682	108	—	1,697,449
Acquired with deteriorated credit quality	6,574	6,489	702	—	—	12	—	—	13,777
Ending balance	$241,178	$973,756	$338,654	$83,144	$40,558	$45,762	$108	$—	$1,723,160

Nonperforming loans by loan class at March 31, 2014 and December 31, 2013, are summarized as follows:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
March 31, 2014
Nonaccrual loans	$52	$99	$1,918	$—	$—	$35	$—	$2,104
Loans past due 90 days and still accruing	600	—	—	—	—	—	—	600
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	99	5,031	1,273	—	—	—	—	6,403
	$751	$5,130	$3,191	$—	$—	$35	$—	$9,107
December 31, 2013
Nonaccrual loans	$357	$253	$1,852	$170	$—	$43	$—	$2,675
Loans past due 90 days and still accruing	—	—	—	—	—	—	—	—
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	107	3,571	425	—	—	1	—	4,104
	$464	$3,824	$2,277	$170	$—	$44	$—	$6,779
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
Impaired loans are those loans where it is probable that all amounts due according to contractual terms of the loan agreement will not be collected. The Company has identified these loans through its normal loan review procedures. Impaired loans are measured based on 1) the present value of expected future cash flows discounted at the loans effective interest rate; 2) the loan's observable market price; or 3) the fair value of collateral if the loan is collateral dependent. Substantially all of the Company’s impaired loans are measured at the fair value of the collateral. In limited cases, the Company may use the other methods to determine the level of impairment of a loan if such loan is not collateral dependent.
All commercial, real estate, agricultural loans and troubled debt restructurings are considered for individual impairment analysis. Smaller balance consumer loans are collectively evaluated for impairment.

Impaired loans by loan class at March 31, 2014 and December 31, 2013, are summarized as follows:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
March 31, 2014
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$93	$2,362	$102	$—	$—	$33	$—	$2,590
Impaired loans with no allowance for loan losses	158	5,200	3,130	—	—	24	—	8,512
Total	$251	$7,562	$3,232	$—	$—	$57	$—	$11,102
Unpaid principal balance of impaired loans	$252	$8,591	$3,270	$—	$—	$65	$—	$12,178
Allowance for loan losses on impaired loans	$53	$272	$40	$—	$—	$21	$—	$386
December 31, 2013
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$401	$3,866	$1,135	$—	$—	$40	$—	$5,442
Impaired loans with no allowance for loan losses	100	4,147	2,047	170	—	28	—	6,492
Total	$501	$8,013	$3,182	$170	$—	$68	$—	$11,934
Unpaid principal balance of impaired loans	$501	$8,408	$3,216	$170	$—	$75	$—	$12,370
Allowance for loan losses on impaired loans	$313	$504	$14	$—	$—	$24	$—	$855
For the three months ended March 31, 2014
Average recorded investment in impaired loans	$376	$7,788	$3,207	$85	$—	$63	$—	$11,519
Interest income recognized on impaired loans	$3	$107	$28	$—	$—	$—	$—	$138
For the three months ended March 31, 2013
Average recorded investment in impaired loans	$774	$9,572	$3,476	$—	$—	$93	$—	$13,915
Interest income recognized on impaired loans	$9	$106	$46	$—	$—	$2	$—	$163
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

A “troubled debt restructured” loan is identified as impaired and measured for credit impairment as of each reporting period in accordance with the guidance in  Accounting Standards Codification (ASC) 310-10-35. The recorded investment in troubled debt restructurings, including those on nonaccrual, was $7,827 and $7,938 as of March 31, 2014 and December 31, 2013.
Following is a summary of loans modified under troubled debt restructurings during the three months ended March 31, 2014 and 2013:
.

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
Troubled debt restructurings during the three months ended March 31, 2014
Number of contracts	—	1	—	—	—	—	—	1
Pre-restructuring outstanding recorded investment	$—	$700	$—	$—	$—	$—	$—	$700
Post-restructuring outstanding recorded investment	$—	$700	$—	$—	$—	$—	$—	$700

Troubled debt restructurings during the three months ended March 31, 2013
Number of contracts	—	—	—	—	—	—	—	—
Pre-restructuring outstanding recorded investment	$—	$—	$—	$—	$—	$—	$—	$—
Post-restructuring outstanding recorded investment	$—	$—	$—	$—	$—	$—	$—	$—
At March 31, 2014 and 2013, there were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the three months ended March 31, 2014 and, 2013, respectively. At March, 31, 2014 and 2013, the Company had no commitments to lend additional funds to any borrowers with loans whose terms have been modified under troubled debt restructurings.
Modifications primarily relate to extending the amortization periods of the loans and interest rate concessions. The majority of these loans were identified as impaired prior to restructuring; therefore, the modifications did not materially impact the Company’s determination of the allowance for loan losses.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents information regarding the aging of past due loans by loan class as of March 31, 2014 and December 31, 2013:

	Loans 30-89 Days Past Due	Loans 90 or More Past Due	Total Past Due Loans	Current Loans	Total Loans
March 31, 2014
Commercial	$455	$600	$1,055	$269,553	$270,608
Commercial real estate, land and land development	357	—	357	1,080,785	1,081,142
Residential real estate	878	281	1,159	358,993	360,152
Single-family interim construction	—	—	—	93,587	93,587
Agricultural	119	—	119	41,523	41,642
Consumer	122	—	122	45,784	45,906
Other	—	—	—	45	45
	$1,931	$881	$2,812	$1,890,270	$1,893,082
December 31, 2013
Commercial	$257	$357	$614	$240,564	$241,178
Commercial real estate, land and land development	2,076	73	2,149	971,607	973,756
Residential real estate	1,322	1,603	2,925	335,729	338,654
Single-family interim construction	—	170	170	82,974	83,144
Agricultural	3	—	3	40,555	40,558
Consumer	97	1	98	45,664	45,762
Other	—	—	—	108	108
	$3,755	$2,204	$5,959	$1,717,201	$1,723,160
The Company’s internal classified report is segregated into the following categories: 1) Pass/Watch, 2) Other Assets Especially Mentioned (OAEM), 3) Substandard and 4) Doubtful. The loans placed in the Pass/Watch category reflect the Company’s opinion that the loans reflect potential weakness that requires monitoring on a more frequent basis. The loans in the OAEM category reflect the Company’s opinion that the credit contains weaknesses which represent a greater degree of risk and warrant extra attention. These loans are reviewed monthly by officers and senior management to determine if a change in category is warranted. The loans placed in the Substandard category are considered to be potentially inadequately protected by the current debt service capacity of the borrower and/or the pledged collateral. These credits, even if apparently protected by collateral value, have shown weakness related to adverse financial, managerial, economic, market or political conditions, which may jeopardize repayment of principal and interest. There is possibility that some future loss could be sustained by the Company if such weakness is not corrected. The Doubtful category includes loans that are in default or principal exposure is probable. Substandard and Doubtful loans are individually evaluated to determine if they should be classified as impaired and an allowance is allocated if deemed necessary under ASC 310-10.
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

A summary of loans by credit quality indicator by class as of March 31, 2014 and December 31, 2013, is as follows:

	Pass (Rating 1-4)	Pass/ Watch	OAEM	Substandard	Doubtful	Total
March 31, 2014
Commercial	$259,802	$9,367	$1,099	$340	$—	$270,608
Commercial real estate, construction, land and land development	1,061,991	8,907	5,359	4,885	—	1,081,142
Residential real estate	349,393	6,404	296	4,059	—	360,152
Single-family interim construction	93,587	—	—	—	—	93,587
Agricultural	41,418	207	—	17	—	41,642
Consumer	45,766	60	14	66	—	45,906
Other	45	—	—	—	—	45
	$1,852,002	$24,945	$6,768	$9,367	$—	$1,893,082
December 31, 2013
Commercial	$231,080	$7,199	$1,311	$1,453	$135	$241,178
Commercial real estate, construction, land and land development	952,863	10,697	2,982	7,214	—	973,756
Residential real estate	328,918	5,379	454	3,903	—	338,654
Single-family interim construction	83,144	—	—	—	—	83,144
Agricultural	40,328	210	—	20	—	40,558
Consumer	45,556	82	39	85	—	45,762
Other	108	—	—	—	—	108
	$1,681,997	$23,567	$4,786	$12,675	$135	$1,723,160
The Company has acquired certain loans which experienced credit deterioration since origination (purchased credit impaired (PCI) loans). Accretion on PCI loans is based on estimated future cash flows, regardless of contractual maturity. There are no PCI loans outstanding for acquisitions prior to 2012.
The following table summarizes the outstanding balance and related carrying amount of purchased credit impaired loans by acquired bank as of the respective acquisition date for the acquisitions occurring in 2014 and 2013:

	Acquisition Date
	January 1, 2014	November 30, 2013
	Live Oak	Collin Bank
Outstanding balance	$3,583	$11,897
Nonaccretable difference	(519)	(1,810)
Accretable yield	(182)	(408)
Carrying amount	$2,882	$9,679

The carrying amount of all acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at March 31, 2014 and December 31, 2013, were as follows:

	March 31,	December 31,
	2014	2013
Outstanding balance	$17,783	$15,768
Carrying amount	14,216	13,777
At March 31, 2014 and December 31, 2013, there was no allocation established in the allowance for loan losses related to purchased credit impaired loans.

Note 5. Commitments and Contingencies

Financial Instruments with Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of this instrument. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At March 31, 2014 and December 31, 2013, the approximate amounts of these financial instruments were as follows:

	March 31,	December 31,
	2014	2013
Commitments to extend credit	$362,808	$365,575
Standby letters of credit	2,283	2,120
	$365,091	$367,695
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
Letters of credit are written conditional commitments used by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan arrangements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table above. If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of March 31, 2014 and December 31, 2013, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

Litigation
The Company is involved in certain legal actions arising from normal business activities. Management believes that the outcome of such proceedings will not materially affect the financial position, results of operations or cash flows of the Company.

Lease Commitments
The Company leases certain branch facilities and other facilities. Rent expense related to these leases amounted to $198 and $209 for the three months ended March 31, 2014, and 2013, respectively.

Note 6. Repurchase Agreements and Other Borrowings

The Company assumed repurchase agreement accounts in the Live Oak acquisition on January 1, 2014. At March 31, 2014 and December 31, 2013, repurchase accounts totaled $4,535 and $0, respectively. Securities held in safekeeping totaling $5,480 are pledged as security on these repurchase agreement accounts.

Other borrowings, including those borrowings due to related parties totaled $7,730 at March 31, 2014 and December 31, 2013.

Note 7. Income Taxes

In connection with the initial public offering, the Company terminated its S-Corporation status and became a taxable entity (C Corporation) on April 1, 2013. As such, the three months ended March 31, 2013 does not reflect income tax expense.

Income tax expense for the three months ended March 31, 2014 was as follows:

Three Months Ended March 31, 2014
Income tax expense for the period	$2,339
Effective tax rate	32.8%

The effective tax rates differ from the statutory federal tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans and the nontaxable earnings on bank owned life insurance.

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

The following table represents assets reported on the consolidated balance sheets at their fair value on a recurring basis as of March 31, 2014 and December 31, 2013 by level within the ASC Topic 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2014
Measured on a recurring basis:
Assets:
Investment securities available for sale:
U.S. treasuries	$1,008	$—	$1,008	$—
Government agency securities	90,238	—	90,238	—
Obligations of state and municipal subdivisions	37,454	—	37,454	—
Corporate bonds	2,072	—	2,072	—
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC and FHR	73,767	—	73,767	—
December 31, 2013
Measured on a recurring basis:
Assets:
Investment securities available for sale:
U.S. treasuries	$3,513	$—	$3,513	$—
Government agency securities	94,415	—	94,415	—
Obligations of state and municipal subdivisions	36,615	—	36,615	—
Corporate bonds	2,052	—	2,052	—
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC and FHR	57,443	—	57,443	—
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
Contingent consideration, related to the acquisition of Town Center Bank in 2010, was reported at fair value using Level 3 inputs. The contingent consideration was remeasured on a recurring basis based on the expected present value of cash flows to be paid to the shareholders of the acquired institution using a market discount rate. In August 2013, the Company paid the final contingent payment. The following table presents the activity in the contingent consideration for the three months ended March 31, 2013:

Three months ended March 31,
2013
Balance, beginning of period	$290
Settlements	—
Change in estimated payments to be made	—
Balance, end of period	$290

In accordance with ASC Topic 820, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at March 31, 2014 and December 31, 2013, for which a nonrecurring change in fair value has been recorded:

		Fair Value Measurements at Reporting Date Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Period Ended Total Losses
March 31, 2014
Measured on a nonrecurring basis:
Assets:
Impaired loans	$1,781	$—	$—	$1,781	$78
Other real estate	—	—	—	—	$—

December 31, 2013
Measured on a nonrecurring basis:
Assets:
Impaired loans	$1,514	$—	$—	$1,514	$497
Other real estate	2,449	—	—	2,449	537
Impaired loans (loans which are not expected to repay all principal and interest amounts due in accordance with the original contractual terms) are measured at an observable market price (if available) or at the fair value of the loan’s collateral (if collateral dependent). Fair value of the loan’s collateral is determined by appraisals or independent valuation, which is then adjusted for the estimated costs related to liquidation of the collateral. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. Therefore, the Company has categorized its impaired loans as Level 3.
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
In addition, mortgage loans held for sale are required to be measured at the lower of cost or fair value. The fair value of mortgage loans held for sale is based upon binding quotes or bids from third party investors. As of March 31, 2014 and December 31, 2013, all mortgage loans held for sale were recorded at cost.
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
Repurchase agreements and other borrowings: The fair values are based upon prevailing rates on similar debt in the market place.
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

The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instruments were as follows at March 31, 2014 and December 31, 2013:

			Fair Value Measurements at Reporting Date Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2014
Financial assets:
Cash and cash equivalents	$97,715	$97,715	$97,715	$—	$—
Securities available for sale	204,539	204,539	—	204,539	—
Loans held for sale	2,191	2,191	—	2,191	—
Loans, net	1,878,241	1,878,368	—	1,876,164	2,204
FHLB of Dallas stock and other restricted stock	9,012	9,012	—	9,012	—
Accrued interest receivable	5,355	5,355	—	5,355	—
Financial liabilities:
Deposits	1,890,677	1,892,774	—	1,892,774	—
Accrued interest payable	930	930	—	930	—
FHLB advances	174,462	177,857	—	177,857	—
Repurchase agreements	4,535	4,535	—	4,535	—
Other borrowings	7,730	7,927	—	7,927	—
Junior subordinated debentures	18,147	18,123	—	18,123	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2013
Financial assets:
Cash and cash equivalents	$93,054	$93,054	$93,054	$—	$—
Certificates of deposit held in other banks	—	—	—	—	—
Securities available for sale	194,038	194,038	—	194,038	—
Loans held for sale	3,383	3,383	—	3,383	—
Loans, net	1,709,200	1,714,815	—	1,710,228	4,587
FHLB of Dallas stock and other restricted stock	9,494	9,494	—	9,494	—
Accrued interest receivable	4,713	4,713	—	4,713	—
Financial liabilities:
Deposits	1,710,319	1,712,654	—	1,712,654	—
Accrued interest payable	948	948	—	948	—
FHLB advances	187,484	189,092	—	189,092	—
Notes payable	—	—	—	—	—
Other borrowings	7,730	8,061	—	8,061	—
Junior subordinated debentures	18,147	18,099	—	18,099	—
Contingent consideration	—	—	—	—	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

Note 9. Stock Awards and Stock Warrants
The Company grants common stock awards to certain employees of the Company. The common stock issued prior to 2013 vests five years from the date the award is granted and the related compensation expense is recognized over the vesting period. In connection with the initial public offering in April 2013, the Board of Directors adopted a new 2013 Equity Incentive Plan. Under this plan, the Compensation Committee may grant awards in the form of restricted stock, restricted stock rights, restricted stock units, qualified and nonqualified stock options, performance-based share awards and other equity-based awards. The Plan reserved 800,000 shares of common stock to be awarded by the Company’s compensation committee. The shares currently issued under the 2013 Plan are restricted and will vest evenly over the required employment period, ranging from three to five years. Shares granted under a previous plan prior to 2012 and those in and subsequent to 2013 under the 2013 Equity Incentive Plan were issued at the date of grant and receive dividends. Shares issued under a revised plan in 2012 are not outstanding shares of the Company until they vest and do not receive dividends.
The following table summarizes the activity in nonvested shares for the years ended March 31, 2014 and 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2013	306,524	$22.75
Granted during the period	27,183	50.80
Vested during the period	(92,000)	17.92
Nonvested shares, March 31, 2014	241,707	$27.75

Nonvested shares, December 31, 2012	208,608	$17.07
Granted during the period	—	—
Vested during the period	(16,317)	11.94
Nonvested shares, March 31, 2013	192,291	$18.05
Compensation expense related to these awards is recorded based on the fair value of the award at the date of grant and totaled $390 and $182 for the three months ended March 31, 2014 and 2013, respectively. Compensation expense is recorded in salaries and employee benefits in the accompanying consolidated statements of income. At March 31, 2014, future compensation expense is estimated to be $4,981 and will be recognized over a remaining weighted average period of 3.17 years.
The fair value of common stock awards that vested during the three months ended March 31, 2014 and 2013 was $4,869 and $357, respectively. The Company has recorded $1,022 and $0 to additional paid in capital, which represents the excess tax benefit recognized on the vested shares for the three months ended March 31, 2014 and 2013, respectively.
At March 31, 2014, the future vesting schedule of the nonvested shares is as follows:

First year	56,730
Second year	42,050
Third year	59,439
Fourth year	60,704
Fifth year	22,784
Total nonvested shares	241,707
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2014 and December 31, 2013, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2014 and December 31, 2013, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized," the Bank must maintain minimum total risk based, Tier I risk based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The actual capital amounts and ratios of the Company and Bank as of March 31, 2014 and December 31, 2013, are presented in the following table:

	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2014
Total capital to risk weighted assets:
Consolidated	$244,296	13.08%	$149,384	8.00%	N/A	N/A
Bank	230,602	12.37	149,174	8.00	$186,467	10.00%
Tier I capital to risk weighted assets:
Consolidated	223,271	11.96	74,692	4.00	N/A	N/A
Bank	215,761	11.57	74,587	4.00	111,880	6.00%
Tier I capital to average assets:
Consolidated	223,271	9.77	91,382	4.00	N/A	N/A
Bank	215,761	9.52	90,649	4.00	113,311	5.00%

December 31, 2013
Total capital to risk weighted assets:
Consolidated	$234,794	13.83%	$135,801	8.00%	N/A	N/A
Bank	212,656	12.54	135,648	8.00	$169,560	10.00%
Tier I capital to risk weighted assets:
Consolidated	214,650	12.64	67,901	4.00	N/A	N/A
Bank	198,696	11.72	67,824	4.00	101,736	6.00%
Tier I capital to average assets:
Consolidated	214,650	10.71	80,204	4.00	N/A	N/A
Bank	198,696	9.97	79,710	4.00	99,637	5.00%

Note 11. Business Combinations

Collin Bank

During the three months ended March 31, 2014, the Company made certain measurement-period adjustments to previous purchase accounting estimates for the November 30, 2013 acquisition of Collin Bank. The differences from estimated values resulted from completion of the valuations. The following table summarizes the previously reported estimates and the measurement-period adjustments made to asset and liability accounts to derive at the final purchase accounting allocations for Collin Bank.

	As Reported at December 31, 2013	Measurement Period Adjustments	Final Recorded Value
Assets of acquired bank:
Cash and cash equivalents	$22,792	$—	$22,792
Securities available for sale	62,373	—	62,373
Loans	72,611	(328)	72,283
Premises and equipment	141	—	141
Investment in FHLB stock	1,156	—	1,156
Goodwill	5,962	749	6,711
Core deposit intangible	600	(18)	582
Deferred tax asset	1,385	109	1,494
Other assets	775	10	785
Total assets	$167,795	$522	$168,317

Liabilities of acquired bank:
Deposits	$111,164	$505	$111,669
FHLB advances	26,000	—	26,000
Other liabilities	358	17	375
Total liabilities	$137,522	$522	$138,044
Common stock issued in the Collin Bank transaction	$11,861	$—	$11,861
Cash paid in the Collin Bank transaction	$18,412	$—	$18,412

Live Oak Financial Corp.
On January 1, 2014, the Company acquired 100% of the outstanding stock of Live Oak Financial Corp. and its wholly owned subsidiary, Live Oak State Bank, Dallas, TX (Live Oak) with one branch located east of downtown Dallas. The Company issued 235,594 shares of Company stock and paid $10.0 million in cash for the outstanding shares of Live Oak common stock.

The Company recognized goodwill of $7,122, which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair market value of identifiable assets acquired. The goodwill in this acquisition resulted from a combination of expected synergies and a desirable branch location. None of the goodwill recognized is expected to be deductible for income tax purposes.

The Company has incurred expenses related to the acquisition of approximately $54 during the three months ended March 31, 2014, which is included in acquisition expenses in the consolidated statements of income. The acquisition is not considered significant to the Company’s financial statements and therefore, pro forma financial data is not included.

Non-credit impaired loans had a fair value of $68,256 at the date of acquisition and contractual balances of $68,351. The difference of $95 will be recognized into interest income as an adjustment to yield over the life of the loans.

Fair values of the assets acquired and liabilities assumed in this transaction as of the closing date are as follows:

Assets of acquired bank:
Cash and cash equivalents	$32,246
Securities available for sale	16,740
Loans	71,138
Premises and equipment	2,600
Goodwill	7,122
Core deposit intangible	882
Other assets	230
Total assets	$130,958

Liabilities of acquired bank:
Deposits	$104,960
Repurchase agreements	3,733
Other liabilities	565
Total liabilities	$109,258
Common stock issued in the Live Oak transaction	$11,700
Cash paid in the Live Oak transaction	$10,000

Note 12. Subsequent Events

BOH Holdings

On April 15, 2014, the Company acquired 100% of the outstanding stock of BOH Holdings, Inc. and its subsidiary, Bank of Houston (BOH), Houston, Texas. This transaction gives the Company six branches in the greater Houston area. The Company issued 3,615,886 shares of Company stock and paid $33,998 in cash for the outstanding shares of BOH common stock. In addition, the Company issued 23,938.35 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series A to the US Treasury Department in exchange for the 23,938.35 shares of BOH Series C Preferred Stock. The preferred stock is senior to the Company's common stock with respect to dividend rights and liquidation.

The Company has recognized a provisional amount of goodwill of approximately $166 million which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair market value of identifiable assets acquired. The goodwill in this acquisition resulted from a combination of expected synergies and entrance into a desirable Texas market. None of the goodwill recognized is expected to be deductible for income tax purposes.

The Company has incurred expenses related to the acquisition of approximately $205 for the three months ended March 31, 2014, which is included in acquisition expenses in the consolidated statements of income. The Company incurred expenses of $592 during the year ended December 31, 2013. Provisional estimates for loans, goodwill, core deposit intangible and deposits have been recorded for the acquisition as final valuations are not yet available. The Company does not not expect any significant differences from estimated values upon completion of the valuations.

Estimated fair values of the assets acquired and liabilities assumed in this transaction as of the closing date are as follows:

Assets of acquired bank:
Cash and cash equivalents	$135,525
Securities available for sale	58,978
Loans	786,160
Premises and equipment	7,464
Goodwill	165,885
Core deposit intangible	6,610
Other assets	28,118
Total assets acquired	$1,188,740

Liabilities of acquired bank:
Deposits	$820,752
FHLB Advances	95,000
Other liabilities	6,235
Total liabilities assumed	$921,987
Common stock issued at $57.75 per share	$208,817
Series A Preferred Stock Exchanged	$23,938
Cash paid	$33,998
Pro forma net income for the three months ended March 31, 2014 and 2013 was $7,244 and $6,257, respectively and pro forma revenue was $38,007 and $33,637, respectively had the transaction occurred as of January 1, 2014. Pro forma after tax net income for the year ended December 31, 2013 was $26,959 and pro forma revenue was $139,164 had the transaction occurred on January 1, 2013.

Declaration of Dividends

On May 5, 2014, the Company declared a quarterly cash dividend in the amount of $0.06 per share of common stock to the stockholders of record on May 15, 2014. The dividend will be paid on May 28, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q, our other filings with the SEC, and other press releases, documents, reports and announcements that we make, issue or publish may contain statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are statements or projections with respect to matters such as our future results of operations, including our future revenues, income, expenses, provision for taxes, effective tax rate, earnings per share and cash flows, our future capital expenditures and dividends, our future financial condition and changes therein, including changes in our loan portfolio and allowance for loan losses, our future capital structure or changes therein, the plan and objectives of management for future operations, our future or proposed acquisitions, the future or expected effect of acquisitions on our operations, results of operations and financial condition, our future economic performance and the statements of the assumptions underlying any such statement. Such statements are typically identified by the use in the statements of words or phrases such as “aim,” “anticipate,” “estimate,” “expect,” “goal,” “guidance,” “intend,” “is anticipated,” “is estimated,” “is expected,” “is intended,” “objective,” “plan,” “projected,” “projection,” “will affect,” “will be,” “will continue,” “will decrease,” “will grow,” “will impact,” “will increase,” “will incur,” “will reduce,” “will remain,” “will result,” “would be,” variations of such words or phrases (including where the word “could”, “may” or “would” is used rather than the word “will” in a phrase) and similar words and phrases indicating that the statement addresses some future result, occurrence, plan or objective. The forward-looking statements that we make are based on the Company’s current expectations and assumptions regarding its business, the economy, and other future conditions. Because forward-looking statements relate to future results and occurrences, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. The Company’s actual results may differ materially from those contemplated by the forward-looking statements, which are neither statements of historical fact nor guarantees or assurances of future performance. Many possible events or factors could affect the future financial results and performance of the Company and could cause such results or performance to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, the following:

•	worsening business and economic conditions nationally, regionally and in our target markets, particularly in Texas and the geographic areas in which we operate;

•	our dependence on our management team and our ability to attract, motivate and retain qualified personnel;

•	the concentration of our business within our geographic areas of operation in Texas;

•	deteriorating asset quality and higher loan charge-offs;

•	concentration of our loan portfolio in commercial and residential real estate loans and changes in the prices, values and sales volumes of commercial and residential real estate;

•	inaccuracy of the assumptions and estimates we make in establishing reserves for probable loan losses and other estimates;

•	lack of liquidity, including as a result of a reduction in the amount of sources of liquidity we currently have;

•	material decreases in the amount of deposits we hold;

•	regulatory requirements to maintain minimum capital levels;

•	changes in market interest rates that affect the pricing of our loans and deposits and our net interest income;

•	fluctuations in the market value and liquidity of the securities we hold for sale;

•	effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	changes in economic and market conditions that affect the amount of assets we have under administration;

•	the institution and outcome of litigation and other legal proceeding against us or to which we become subject;

•	the occurrence of market conditions adversely affecting the financial industry generally;

•
the impact of recent and future legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the SEC and Public Company Accounting Oversight Board:

•	governmental monetary and fiscal policies;

•	changes in the scope and cost of FDIC insurance and other coverage;

•
the effects of war or other conflicts, acts of terrorism (including cyber attacks) or other catastrophic events, including storms, droughts, tornadoes and flooding, that may affect general economic conditions;

•
our actual cost savings resulting from the acquisitions of BOH Holdings, Live Oak Financial Corp. and Collin Bank are less than expected, we are unable to realize those cost savings as soon as expected or we incur additional or unexpected costs;

•	our revenues after the BOH Holdings, Inc., Live Oak Financial Corp. and Collin Bank acquisitions are less than expected;

•
deposit attrition, operating costs, customer loss and business disruption before and after our completed acquisitions, including, without limitation, difficulties in maintaining relationships with employees, may be greater than we expected;

•
the risk that the businesses of the Company, and financial institutions that it has or will acquire, will not be integrated successfully, or such integrations may be more difficult, time-consuming or costly than expected;

•	the quality of the assets acquired from other organizations being lower than determined in our due diligence investigation and related exposure to unrecoverable losses on loans acquired;

•	general business and economic conditions in our markets change or are less favorable than expected;

•	changes occur in business conditions and inflation;

•	personal or commercial customers’ bankruptcies increase;

•	technology-related changes are harder to make or are more expensive than expected; and

•	the other factors that are described or referenced in Part II, Item 1A. of this Quarterly Report on Form 10-Q under the caption “Risk Factors.”

We urge you to consider all of these risks, uncertainties and other factors carefully in evaluating all such forward-looking statements we may make. As a result of these and other matters, including changes in facts, assumptions not being realized or other factors, the actual results relating to the subject matter of any forward-looking statement may differ materially from the anticipated results expressed or implied in that forward-looking statement. Any forward-looking statement made by the Company in any report, filing, press release, document, report or announcement speaks only as of the date on which it is made. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.
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

Overview
This Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s financial condition and results of operation as reflected in the interim consolidated financial statements and accompanying notes appearing in this Quarterly Report on Form 10-Q. This section should be read in conjunction with the Company’s interim consolidated financial statements and accompanying notes included elsewhere in this report and with the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2013.

The Company was organized as a bank holding company in 2002. On January 1, 2009, we merged with Independent Bank Group Central Texas, Inc., and, since that time, we have pursued a strategy to create long-term shareholder value through organic growth of our community banking franchise in our market areas and through selective acquisitions of complementary banking institutions with operations in our market areas. On April 8, 2013, the Company consummated the initial public offering, or IPO, of its common stock which began trading on the NASDAQ Global Market on April 3, 2013. Effective January 1, 2014, the Company’s common stock began trading on the NASDAQ Global Select Market.

At March 31, 2014, the Company operated 30 full service banking locations, with 22 located in the Dallas/North Texas region and 8 located in the Austin/Central Texas region. The Company’s headquarters are located at 1600 Redbud, Suite 400, McKinney, Texas 75069, and its telephone number is (972) 562-9004. The Company’s website address is www.ibtx.com. Information contained on the Company’s website is not incorporated by reference into this Quarterly Report on Form 10-Q and is not part of this or any other report.
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

Certain Events Affect Year-over-Year Comparability
Acquisitions. During 2013 and the first three months of 2014, the Company completed two acquisitions. These acquisitions increased total assets, gross loans and deposits on the respective acquisition dates as detailed below.

	Acquisition Date	Total Assets	Gross Loans	Deposits
Collin Bank	November 29, 2013	$168.3 million	$72.3 million	$111.7 million
Live Oak Financial Corp.	January 1, 2014	131.0 million	71.1 million	105.0 million
The comparability of the Company's consolidated financial condition as of December 31, 2013 and March 31, 2014 and results of operations for the three months ended March 31, 2014 and 2013 are affected by these acquisitions.
In addition, as of March 31, 2014, the Company had one acquisition pending, BOH Holdings, which closed April 15, 2014.
S Corporation Status
From its formation in 2002 through March 31, 2013, the Company elected to be taxed for federal income tax purposes as an S corporation under the provisions of Section 1361 through 1379 of the Internal Revenue Code. As a result, the Company’s net income was not subject to, and the Company did not pay, U.S. federal income taxes, and the Company was not required to make any provision or recognize any liability for federal income tax in its financial statements for the periods ended on or prior to March 31, 2013. The Company terminated its status as an S corporation in connection with its initial public offering. Starting April 1, 2013, the Company became subject to corporate federal income tax and the Company’s net income for each subsequent fiscal year and each subsequent interim period will reflect a provision for federal income taxes. As a result of that change in the Company’s status under the federal income tax laws, the net income and earnings per share data presented in the Company’s historical financial statements set forth elsewhere in this report, which do not include any provision for federal income taxes, are not be comparable with the Company’s net income and earnings per share in periods in which the Company is taxed as a C corporation, which will be calculated by including a provision for federal income taxes.
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

Discussion and Analysis of Results of Operations for the Three Months Ended March 31, 2014 and 2013

The following discussion and analysis of our results of operations compares our results of operations for the three months ended March 31, 2014 with the three months ended March 31, 2013. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results of operations that may be expected for all of the year ending December 31, 2014.
Results of Operations
For the three months ended March 31, 2014, net income was $4.8 million ($0.38 per common share on a diluted basis) compared with $5.7 million ($0.68 per common share on a diluted basis) for the three months ended March 31, 2013, in which three months we did not have any federal tax expense and was prior to issuance of shares in the IPO. Pro forma after tax net income was $3.8 million ($0.46 per common share on a diluted basis) for the three months ended March 31, 2013. The

Company posted returns on average common equity of 7.90% and 18.49%, returns on average assets of 0.84% and 1.33% and efficiency ratios of 65.70% and 67.50% for the three months ended March 31, 2014 and 2013, respectively. The efficiency ratio is calculated by dividing total noninterest expense (which does not include the provision for loan losses) by net interest income plus noninterest income.
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
Net interest income was $22.1 million for the three months ended March 31, 2014, an increase of $3.9 million, or 21.5%, from $18.2 million at March 31, 2013. This increase is due primarily to a $567.5 million increase, or 35.8%, in average interest earning assets to $2.2 billion for the three months ended March 31, 2014 compared to $1.6 billion for the three months ended March 31, 2013. The greatest part of the increases in interest-earning assets and interest-bearing deposits occurred from organic loan and deposit growth while the balance of the increases came as a result of the acquisitions the Company completed in November 2013 and January 2014. The net interest margin for the three months ended March 31, 2014 decreased 50 basis points to 4.17% compared to 4.67% for the three months ended March 31, 2013. The average yield on interest earning assets decreased 75 basis points from 5.49% to 4.74%. The effect of this decrease was offset by a decrease in the average rate paid on interest bearing liabilities of 24 basis points from 0.95% to 0.71%. This change was due to a decrease in the cost of deposits and the repayment of notes payable and subordinated indebtedness during 2013. The average yield on interest earning assets would have been 4.68% for the three months ended March 31, 2014 compared to 5.21% for the three months ended March 31, 2013 without the effect of the discount accretion on acquired loans. The decrease of 53 basis points is related primarily to a decrease in loan yields due to the sustained low rate environment and competition in our markets. In addition, the Company has originated more variable rate loans than in prior years which have lower yields.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis.  The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2014 and 2013. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances.

	For The Three Months Ended March 31,
	2014			2013
	Average Outstanding Balance	Interest	Yield/ Rate (3)	Average Outstanding Balance	Interest	Yield/ Rate (3)
(dollars in thousands)
Interest-earning assets:
Loans (1)	$1,835,154	$24,123	5.33%	$1,397,215	$20,759	6.03%
Taxable securities	174,880	699	1.62	82,370	333	1.64
Nontaxable securities	32,282	257	3.23	31,815	249	3.17
Federal funds sold and other	108,676	83	0.31	72,115	80	0.45
Total interest-earning assets	2,150,992	$25,162	4.74	1,583,515	$21,421	5.49
Noninterest-earning assets	179,940			150,409
Total assets	$2,330,932			$1,733,924
Interest-bearing liabilities:
Checking accounts	$814,583	$998	0.50	$694,492	$946	0.55
Savings accounts	122,038	88	0.29	114,429	91	0.32
Money market accounts	91,836	56	0.25	38,610	24	0.25
Certificates of deposit	487,408	765	0.64	304,147	667	0.89
Total deposits	1,515,865	1,907	0.51	1,151,678	1,728	0.61
FHLB advances	178,375	852	1.94	164,582	828	2.04
Notes payable, repurchase agreements and other borrowings	11,773	135	4.65	36,100	515	5.79
Junior subordinated debentures	18,147	133	2.97	18,147	135	3.02
Total interest-bearing liabilities	1,724,160	3,027	0.71	1,370,507	3,206	0.95
Noninterest-bearing checking accounts	350,136			235,125
Noninterest-bearing liabilities	10,229			3,561
Stockholders’ equity	246,407			124,731
Total liabilities and equity	$2,330,932			$1,733,924
Net interest income		$22,135			$18,215
Interest rate spread			4.03%			4.54%
Net interest margin (2)			4.17			4.67
Average interest earning assets to interest bearing liabilities			124.76			115.54

(1)	Average loan balances include nonaccrual loans.

(2)
Net interest margins for the periods presented represent: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.

(3)	Yield and rates for the three-month periods are annualized.

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
The Company made a $1.3 million provision for loan losses for the three months ended March 31, 2014 compared to $1.0 million for the comparable period in 2013. The increase in the provision was primarily to properly reserve for the growth in the Company’s loan portfolio. Net charge-offs were $372 thousand for the three months ended March 31, 2014, or 0.08% of total loans on an annualized basis, compared to $524 thousand for the three months ended March 31, 2013, or 0.15% of total loans on an annualized basis. Chargeoffs for the first quarter of 2013 primarily relate to the $516 thousand chargeoff of one large commercial real estate loan that was foreclosed and transferred to other real estate owned.
Noninterest Income
The following table sets forth the components of noninterest income for the three months ended March 31, 2014 and 2013 and the period-over-period variations in such categories of noninterest income:

	For the Three Months Ended March 31,		Variance
(dollars in thousands)	2014	2013	2014 v. 2013
Noninterest Income
Service charges on deposit accounts	$1,211	$1,139	$72
Mortgage fee income	730	1,066	(336)
Gain on sale of other real estate	39	25	14
Loss on sale of premises and equipment	—	1	(1)
Increase in cash surrender value of bank owned life insurance	149	81	68
All other noninterest income	205	114	91
Total noninterest income	$2,334	$2,426	$(92)
Total noninterest income decreased $92.0 thousand, or 3.8%, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. Significant changes in the components of noninterest income are discussed below.
Mortgage Fee Income.  Mortgage fee income for the three months ended March 31, 2014 decreased $336.0 thousand, or 31.5%, compared to the comparable period in 2013. This decrease is directly related to a comparable decrease in mortgage loan origination volume from the comparable prior year period. The decrease in origination volume is due to a decrease in refinancings related to an increase in mortgage rates.
Noninterest Expense
Noninterest expense increased $2.2 million, or 15.5%, for the three months ended March 31, 2014, compared to the comparable period in 2013. The overall increase from 2013 to 2014 is primarily due to increases in salaries and benefits expenses, occupancy expenses, data processing, acquisition expenses and other noninterest expenses related to completed acquisitions in November 2013 and January 2014. The following table sets forth the components of the Company’s noninterest expense for the three months ended March 31, 2014 and 2013 and the period-over-period variations in such categories of noninterest expense:

	For the Three Months Ended March 31,		Variance
(dollars in thousands)	2014	2013	2014 v. 2013
Noninterest Expense
Salaries and employee benefits	$9,134	$7,748	$1,386
Occupancy	2,538	2,147	391
Data processing	496	296	200
FDIC assessment	304	246	58
Advertising and public relations	234	216	18
Communications	320	340	(20)
Other real estate owned expense, net	79	166	(87)
Net expenses of operations of IBG Adriatica	23	197	(174)
Impairment of other real estate	—	448	(448)
Core deposit intangible amortization	199	176	23
Professional fees	368	272	96
Acquisition expense, including legal	476	137	339
Other	1,905	1,534	371
Total noninterest expense	$16,076	$13,923	$2,153

Salaries and Employee Benefits.  Salaries and employee benefits expense, which historically has been the largest component of the Company’s noninterest expense, increased $1.4 million, or 17.9%, for the three months ended March 31, 2014, compared to the same period in the prior year. The increase was primarily attributable to an increase in the number of the Company’s full-time equivalent employees, which resulted from the two acquisitions the Company completed, one in November 2013 and one in January 2014, as well as the addition of new lender personnel in our growth markets. In addition, there was approximately $336 thousand of compensation expense recorded in first quarter of 2014 that was related to vesting of restricted stock that was granted prior to the IPO.
Occupancy Expense.  Occupancy expense increased $391 thousand, or 18.2%, for the three months ended March 31, 2014 compared to the same period in 2013. The increase resulted from higher maintenance contract expense, building lease expenses and property taxes, attributable primarily to the two acquisitions completed and the establishment of the Company’s new Austin building in May 2013.
Data Processing. Data processing fees increased $200 thousand for the three months ended March 31, 2014 compared to the same period in 2013. The change is due to increased online banking fees and other costs related directly to an increase in accounts over the same period prior year, related both to organic growth and growth through acquisitions as well as processing fees paid for Live Oak Financial Corp. prior to their operational core system conversion.
Net Expenses of Operations of IBG Adriatica. Net Adriatica expenses decreased $174 thousand for the three months ended March 31, 2014 compared to the same period in 2013. The decrease was due to the sale of the remaining Adriatica properties in the fourth quarter of 2013. IBG Adriatica was dissolved during the first quarter of 2014.
Other Real Estate Impairment.  Other real estate impairment totaling $448 thousand was recognized during the three months ended March 31, 2013, while there were no impairment charges recognized for the same period in 2014. Approximately $225 thousand of the expense for the three months ended March 31, 2013 was related to an ORE property located in the Austin, Texas area that was in negotiation to sell at a lower amount than the recorded book value. The remaining impairment expense for that period was recorded on two properties located in Frisco, Texas, for which the Company had obtained updated appraisals.
Acquisition Expense.  Acquisition expense is primarily legal, advisory and accounting fees associated with services to facilitate the acquisition of other banks. Acquisition expenses also include data processing conversion costs.  Total acquisition expenses for the three months ended March 31, 2014, increased $339 thousand, or 247.4%, over the same period in 2013. The increase is due to timing of completed acquisitions. While no acquisitions occurred in the first three months of 2013, there were still expenses being incurred relating to the acquisition that was completed in October 2012. The increase in acquisition-related expenses for the first three months in 2014 are due to additional expenses incurred for the Collin Bank transaction, which closed in November 2013, as well as expenses relating to the Live Oak Financial Corp. transaction, which closed in January 2014, and significant expenses relating to the announced acquisition of BOH Holdings, which subsequently closed on April 15, 2014.

Other.  Other expense increased by $371 thousand, or 24.2%, for the three months ended March 31, 2014, compared to the same period in 2013. The majority of the increase relates to general increases in operations due to organic growth within the Company as well as acquisition activity occurring in November 2013 and January 2014.
Income Tax Expense
As a result of its prior status as an S corporation as discussed above, the Company had no federal tax expense for the quarter ended on or prior to March 31, 2013. The Company was not subject to income tax expense until April 1, 2013, the date which it became a taxable entity. The Company has determined that had it been taxed as a C corporation and paid federal income taxes in the periods ended prior to April 1, 2013, its federal tax expense would have been $1.9 million, which is an effective federal tax rate of 32.8% for the three months ended March 31, 2013. For the three months ended March 31, 2014, income tax expense was $2.3 million, which is an effective federal tax rate of 32.8%.

Discussion and Analysis of Financial Condition
The following discussion and analysis of the Company’s financial condition discusses and analyzes the financial condition of the Company as of March 31, 2014 and December 31, 2013.
Assets
The Company’s total assets increased by $189.7 million, or 8.8%, to $2.4 billion as of March 31, 2014, from $2.2 billion at December 31, 2013. A large portion of this increase is due to the acquisition of Live Oak Financial Corp., which had approximately $131.0 million in total assets upon its acquisition on January 1, 2014.
Loan Portfolio
The following table presents the balance and associated percentage of each major category in our loan portfolio as of March 31, 2014 and December 31, 2013:

(dollars in thousands)	March 31, 2014		December 31, 2013
Commercial	$270,608	14.3%	$241,178	14.0%
Real estate:
Commercial	927,408	48.9	843,436	48.9
Commercial construction, land and land development	153,734	8.1	130,320	7.5
Residential (1)	362,343	19.1	342,037	19.8
Single family interim construction	93,587	5.0	83,144	4.8
Agricultural	41,642	2.2	40,558	2.3
Consumer	45,906	2.4	45,762	2.7
Other	45	—	108	—
	1,895,273	100.0%	1,726,543	100.0%
Allowance for loan losses	(14,841)		(13,960)
Total loans, net	$1,880,432		$1,712,583

(1) Includes mortgage loans held for sale as of March 31, 2014 and December 31, 2013 of $2.2 million and $3.4 million, respectively.

Our loan portfolio is the largest category of our earning assets. As of March 31, 2014 and December 31, 2013, loans, net of allowance for loan losses, totaled $1.880 billion and $1.713 billion, respectively, which is an increase of 9.8% between the two dates. The growth in the loan portfolio from December 31, 2013 to March 31, 2014 is primarily due to organic growth during the period, but also due in part to approximately $71.1 million in acquired loans in the Live Oak Financial Corp. transaction.

Asset Quality
Nonperforming Assets. The Company has established procedures to assist the Company in maintaining the overall quality of the Company’s loan portfolio. In addition, the Company has adopted underwriting guidelines to be followed by the Company’s lending officers and which require significant senior management review of proposed extensions of credit exceeding certain thresholds. When delinquencies exist, the Company rigorously monitors the levels of such delinquencies for any negative or adverse trends. The Company’s loan review procedures include approval of lending policies and underwriting guidelines by Independent Bank’s board of directors, an annual independent loan review, approval of large credit relationships by Independent Bank’s Executive Loan Committee and loan quality documentation procedures. The Company, like other financial institutions, is subject to the risk that its loan portfolio will be subject to increasing pressures from deteriorating borrower credit due to general economic conditions.
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

(dollars in thousands)	March 31, 2014	December 31, 2013
Nonaccrual loans
Commercial	$52	$357
Real estate:
Commercial real estate, construction, land and land development	99	253
Residential real estate	1,918	1,852
Single-family interim construction	—	170
Consumer	35	43
Total nonaccrual loans (1)	2,104	2,675
Loans delinquent 90 days or more and still accruing
Commercial	600	—
Total loans delinquent 90 days or more and still accruing	600	—
Troubled debt restructurings, not included in nonaccrual loans
Commercial	99	107
Real estate:
Commercial real estate, construction, land and land development	5,031	3,571
Residential real estate	1,273	425
Consumer	—	1
Total troubled debt restructurings, not included in nonaccrual loans	6,403	4,104
Total nonperforming loans	9,107	6,779
Other real estate owned (Bank only):
Commercial real estate, construction, land and land development	2,909	3,322
Total other real estate owned	2,909	3,322
Total nonperforming assets	$12,016	$10,101
Ratio of nonperforming loans to total loans	0.48%	0.39%
Ratio of nonperforming assets to total assets	0.51	0.47

(1)	Nonaccrual loans include troubled debt restructurings of $1.4 million and $1.5 million as of March 31, 2014 and December 31, 2013, respectively.

Nonaccrual loans decreased from $2.7 million as of December 31, 2013 to $2.1 million as of March 31, 2014. Troubled debt restructurings that were also on nonaccrual status totaled $1.4 million and $1.5 million at March 31, 2014 and December 31, 2013, respectively.
As of March 31, 2014, the Company had a total of 44 loans with an aggregate principal balance of $4.2 million that were not currently nonaccrual loans, 90 days past due loans or troubled debt restructurings, but where the Company had information about possible credit problems of the borrowers that caused the Company’s management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that could result in those loans becoming nonaccrual loans, 90 days past due loans or troubled debt restructurings in the future.
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
Allowance for Loan Losses. The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The Company’s allowance for loan losses represents the Company’s estimate of probable and reasonably estimable loan losses inherent in loans held for investment as of the respective balance sheet date. The Company’s methodology for assessing the adequacy of the allowance for loan losses includes a general allowance for performing loans, which are grouped based on similar characteristics, and an allocated allowance for individual impaired loans. Actual credit losses or recoveries are charged or credited directly to the allowance. As of March 31, 2014, the allowance for loan losses amounted to $14.8 million, or 0.78% of total loans, compared with $14.0 million, or 0.81% of total loans as of December 31, 2013.

The allowance for loan losses to nonperforming loans has decreased from 205.93% at December 31, 2013 to 162.96% at March 31, 2014 due to the increase in nonperforming loans from $4.1 million at December 31, 2013 to $6.4 million at March 31, 2014. This increase is related primarily to a trouble debt restructure during the period of approximately $700 thousand and one $600 thousand loan over 90 days still accruing interest that is expected to be fully paid in the near term. Although nonperforming loans have increased during the three months ended March 31, 2014, the ratio of nonperforming loans to total loans still remains low and manageable at 0.48% compared to 0.39% at December 31, 2013.

Securities Available for Sale
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit, interest rate and duration risk. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions.
The Company had no sales of securities during the three months ended March 31, 2014 and 2013. Securities represented 8.7% and 9.0% of the Company’s total assets at March 31, 2014 and December 31, 2013, respectively.
Management evaluates securities for other-than-temporary impairment (OTTI) on at least a quarterly basis and more frequently when economic of market conditions warrant such an evaluation. Management does not intend to sell any debt securities it holds and believes the Company more likely than not will not be required to sell any debt securities it holds before their anticipated recovery, at which time the Company will receive full value for the securities. Management has the ability and intent to hold the securities classified as available for sale that were in a loss position as of March 31, 2014 for a period of time sufficient for an entire recovery of the cost basis of the securities. For those securities that are impaired, the unrealized losses are largely due to interest rate changes. The fair value is expected to recover as the securities approach their maturity date. Management believes any impairment in the Company’s securities at March 31, 2014 is temporary and no impairment has been realized in the Company’s consolidated financial statements.

Capital Resources and Regulatory Capital Requirements

Total stockholder’s equity was $252.5 million at March 31, 2014 compared with $233.8 million at December 31, 2013, an increase of approximately $18.7 million. The increase was due primarily to the issuance of common stock totaling $11.7 million in connection with the Company's acquisition of Live Oak Financial Corp., stock awards amortization of $390 thousand, $1.0 million in excess tax benefits on vested restricted stock, an increase of $1.6 million in unrealized gain (loss) on available for sale securities and net income of $4.8 million earned by the Company for the three months ended March 31, 2014, offset by dividends paid of $756 thousand.

Banking regulators measure capital adequacy by means of the risk-based capital ratio and leverage ratio.  The risk based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories ranging from 0% to 100%.  Regulatory capital is then divided by risk weighted assets to determine the risk adjusted capital ratios.  The leverage ratio is computed by dividing shareholders’ equity less intangible assets by quarter-to-date average assets less intangible assets. As of March 31, 2014, we exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	As of March 31, 2014
	Actual	Required to be considered well capitalized	Required to be considered adequately capitalized
	Ratio	Ratio	Ratio
Tier 1 capital to average assets ratio	9.77%	≥5.00%	4.00-5.00%
Tier 1 capital to risk-weighted assets ratio	11.96	≥6.00	4.00-6.00
Total capital to risk-weighted assets ratio	13.08	≥10.00	8.00-10.00

Liquidity Management
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
In addition to the liquidity provided by the sources described above, Independent Bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of each of March 31, 2014, the Bank had established federal funds lines of credit with two unaffiliated banks totaling $55.0 million with no amounts advanced against those lines at that time. Based on the values of stock, securities, and loans pledged as collateral, as of March 31, 2014, the Company had additional borrowing capacity with the FHLB of $249.5 million.

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
During the three months ended March 31, 2014, the Company acquired deposit accounts and repurchase agreements in the Live Oak Financial Corp. transaction. Other than acquired accounts and normal changes in the ordinary course of business, there have been no significant changes in the types of contractual obligations or amounts due since December 31, 2013.
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
Independent Bank’s commitments to extend credit and outstanding standby letters of credit were $362.8 million and $2.3 million, respectively, as of March 31, 2014. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. The Company manages the Company’s liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that the Company will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.
Recent Acquisition
On November 21, 2013, the Company entered into a definitive reorganization agreement to acquire BOH Holdings, Inc. (BOH Holdings) and its subsidiary, Bank of Houston, Houston, Texas, a Texas state chartered bank. The Company completed this acquisition on April 15, 2014. Pursuant to the reorganization agreement, BOH Holdings was merged with and into the Company, with the Company continuing as the surviving company, such merger being referred to as the “BOH Holdings acquisition.” At the effective time of the BOH Holdings acquisition, BOH Holdings ceased to exist. Immediately following the BOH Holdings acquisition, Bank of Houston was merged with and into Independent Bank, with Independent Bank being the surviving bank. The existing locations of Bank of Houston became banking centers of Independent Bank. Under the terms of the BOH Holdings acquisition, the Company acquired all of the outstanding shares of BOH Holdings common stock and outstanding securities convertible into BOH Holdings common in exchange for the Company’s issuance of 3,615,886 shares of its common stock and approximately $34 million in cash. In addition, the Company issued 23,938.35 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series A to the US Treasury Department in exchange for the 23,938.35 shares of BOH Series C Preferred Stock. The preferred stock is senior to the Company's common stock with respect to dividend rights and liquidation.
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
Accounting policies, as described in detail in the notes to the Company’s consolidated financial statements, are an integral part of the Company’s financial statements. A thorough understanding of these accounting policies is essential when reviewing the Company’s reported results of operations and the Company’s financial position. The Company believes that the critical accounting policies and estimates discussed below require the Company to make difficult, subjective or complex judgments about matters that are inherently uncertain. Changes in these estimates, that are likely to occur from period to period, or the use of different estimates that the Company could have reasonably used in the current period, would have a material impact on the Company’s financial position, results of operations or liquidity.
Acquired Loans. The Company’s accounting policies require that the Company evaluates all acquired loans for evidence of deterioration in credit quality since origination and to evaluate whether it is probable that the Company will collect all contractually required payments from the borrower.
Acquired loans from the transactions accounted for as a business combination include both loans with evidence of credit deterioration since their origination date and performing loans. The Company accounts for performing loans under ASC Paragraph 310-20, Nonrefundable Fees and Other Costs, with the related discount being adjusted for over the life of the loan and recognized as interest income. The Company accounts for the loans acquired in accordance with ASC Paragraph 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. At the date of the acquisition, acquired loans are recorded at their fair value.

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
Goodwill and Core Deposit Intangible. The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. Prior to 2012, the evaluation of goodwill impairment was a two-step test. Under current accounting standards, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two step impairment test is unnecessary. If the Company concludes otherwise, then it is required to perform the first step of the two step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. The Company performs its impairment test annually as of December 31. There have been no circumstances since December 31, 2013 that would indicate any impairment has occurred, therefore, management does not believe goodwill is impaired as of March 31, 2014.
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
We conduct periodic analyses of our sensitivity to interest rate risks through the use of a third-party proprietary interest-rate sensitivity model. That model has been customized to our specifications. The analyses conducted by use of that model are based on current information regarding our actual interest-earnings assets, interest-bearing liabilities, capital and other financial information that we supply. The third party uses that information in the model to estimate our sensitivity to interest rate risk.
Our interest rate risk model indicated that we were liability sensitive in terms of interest rate sensitivity as of March 31, 2014. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income based on the interest rate risk model as of March 31, 2014:

Hypothetical Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
200	(0.3)%
100	(0.6)%
(100)	1.7%
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
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. LEGAL PROCEEDINGS
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
Item 1A. RISK FACTORS

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10‑K for the year ended December 31, 2013, as well as the information contained in this Quarterly Report on Form 10-Q and our other reports and registrations statements filed with the SEC.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

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

Exhibit 3.4
Statement of Designations of Senior Non-Cumulative Perpetual Preferred Stock, Series A of Independent Bank Group, Inc., as filed with the Office of the Secretary of State of the State of Texas on April 15, 2014, which is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Independent Bank Group, Inc., filed with the SEC on April 17, 2014.

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

Independent Bank Group, Inc.

Date: May 5, 2014	By: /s/ David R. Brooks

David R. Brooks
Chairman and Chief Executive Officer

Date: May 5, 2014	By: /s/ Michelle S. Hickox

Michelle S. Hickox
Executive Vice President
Chief Financial Officer