Form 10-Q
period 2014-06-30
Independent Bank Group, Inc.
filed 2014-08-11
CIK 1564618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2014.
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
Common Stock, Par Value $0.01 Per Share – 16,370,707 shares as of August 8, 2014.

INDEPENDENT BANK GROUP, INC. AND SUBSIDIARIES
Form 10-Q
June 30, 2014

***

Independent Bank Group, Inc. and Subsidiaries

Consolidated Balance Sheets
June 30, 2014 and December 31, 2013 (unaudited)
(Dollars in thousands, except share information)

	June 30,	December 31,
Assets	2014	2013

Cash and due from banks	$148,551	$27,408
Federal Reserve Excess Balance Account (EBA)	43,977	65,646
Cash and cash equivalents	192,528	93,054
Securities available for sale (amortized cost of $247,921 and $196,689, respectively)	249,856	194,038
Loans held for sale	5,500	3,383
Loans, net of allowance for loan losses of $16,219 and $13,960, respectively	2,828,324	1,709,200
Premises and equipment, net	81,286	72,735
Other real estate owned	3,788	3,322
Federal Home Loan Bank (FHLB) of Dallas stock and other restricted stock	13,805	9,494
Bank-owned life insurance (BOLI)	39,222	21,272
Deferred tax asset	2,598	4,834
Goodwill	207,175	34,704
Core deposit intangible, net	10,779	3,148
Other assets	19,450	14,800
Total assets	$3,654,311	$2,163,984

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$711,475	$302,756
Interest-bearing	2,141,943	1,407,563
Total deposits	2,853,418	1,710,319

FHLB advances	269,443	187,484
Repurchase agreements	3,932	—
Other borrowings	4,460	4,460
Other borrowings, related parties	3,270	3,270
Junior subordinated debentures	18,147	18,147
Other liabilities	10,550	6,532
Total liabilities	3,163,220	1,930,212
Commitments and contingencies
Stockholders’ equity:
Series A preferred stock (23,938.35 and 0 shares issued and outsanding, respectively)	23,938	—
Common stock (16,370,707 and 12,330,158 shares outstanding, respectively)	164	123
Additional paid-in capital	444,342	222,116
Retained earnings	20,796	12,663
Accumulated other comprehensive income (loss)	1,851	(1,130)
Total stockholders’ equity	491,091	233,772
Total liabilities and stockholders’ equity	$3,654,311	$2,163,984
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Income
Three and Six Months Ended June 30, 2014 and 2013 (unaudited)
(Dollars in thousands, except per share information)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Interest income:
Interest and fees on loans	$33,881	$20,448	$58,004	$41,207
Interest on taxable securities	777	308	1,476	641
Interest on nontaxable securities	367	258	624	507
Interest on federal funds sold and other	53	91	136	171
Total interest income	35,078	21,105	60,240	42,526
Interest expense:
Interest on deposits	2,437	1,733	4,344	3,461
Interest on FHLB advances	965	828	1,817	1,656
Interest on repurchase agreements, notes payable and other borrowings	136	558	271	1,073
Interest on junior subordinated debentures	136	136	269	271
Total interest expense	3,674	3,255	6,701	6,461
Net interest income	31,404	17,850	53,539	36,065
Provision for loan losses	1,379	1,079	2,632	2,109
Net interest income after provision for loan losses	30,025	16,771	50,907	33,956
Noninterest income:
Service charges on deposit accounts	1,453	1,210	2,664	2,349
Mortgage fee income	967	1,097	1,697	2,163
Gain on sale of other real estate	—	148	39	173
Loss on sale of premises and equipment	—	(2)	—	(1)
Increase in cash surrender value of BOLI	260	79	409	160
Other	439	200	644	314
Total noninterest income	3,119	2,732	5,453	5,158
Noninterest expense:
Salaries and employee benefits	16,112	7,964	25,246	15,712
Occupancy	3,227	2,298	5,765	4,445
Data processing	452	316	948	612
FDIC assessment	516	(258)	820	(12)
Advertising and public relations	180	188	414	404
Communications	402	338	722	678
Net other real estate owned expenses (including taxes)	57	91	136	257
Operations of IBG Adriatica, net	—	175	23	372
Other real estate impairment	—	15	—	463
Core deposit intangible amortization	299	176	498	352
Professional fees	596	293	964	565
Acquisition expense, including legal	1,523	(9)	1,999	128
Other	1,979	1,797	3,884	3,331
Total noninterest expense	25,343	13,384	41,419	27,307

Income before taxes	7,801	6,119	14,941	11,807
Income tax expense	2,682	245	5,021	245
Net income	$5,119	$5,874	$9,920	$11,562
Basic earnings per share	$0.32	$0.49	$0.70	$1.14
Diluted earnings per share	$0.32	$0.49	$0.69	$1.13
Pro Forma:
Income tax expense	n/a	2,005	n/a	3,871
Net income	n/a	$4,114	n/a	$7,936
Basic earnings per share	n/a	$0.34	n/a	$0.78
Diluted earnings per share	n/a	$0.34	n/a	$0.78

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income
Three and Six Months Ended June 30, 2014 and 2013 (unaudited)
(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income	$5,119	$5,874	$9,920	$11,562
Other comprehensive income (loss) before tax:
Change in net unrealized gains (losses) on available for sale securities during the year	2,157	(4,466)	4,586	(5,350)
Reclassification adjustment for loss on sale of securities available for sale included in net income	—	—	—	—
Other comprehensive income (loss) before tax	2,157	(4,466)	4,586	(5,350)
Income tax expense (benefit)	755	(1,563)	1,605	(1,563)
Other comprehensive income (loss), net of tax	1,402	(2,903)	2,981	(3,787)
Comprehensive income	$6,521	$2,971	$12,901	$7,775

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2014 and 2013 (unaudited)
(Dollars in thousands, except for par value and share information)

	Series A Preferred Stock $.01 Par Value 10 million shares authorized	Common Stock $.01 Par Value 100 million shares authorized		Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance, December 31, 2013	$—	12,330,158	$123	$222,116	$12,663	$—	$(1,130)	$233,772
Net income	—	—	—	—	9,920	—	—	9,920
Other comprehensive income, net of tax	—	—	—	—	—	—	2,981	2,981
Series A preferred stock issued	23,938	—	—	—	—	—	—	23,938
Stock issued for acquisition of banks, net of offering costs of $442	—	3,851,480	39	220,036	—	—	—	220,075
Restricted stock granted	—	189,069	2	(2)	—	—	—	—
Stock based compensation expense	—	—	—	1,170	—	—	—	1,170
Excess tax benefit on restricted stock vested	—	—	—	1,022	—	—	—	1,022
Preferred stock dividends	—	—	—	—	(49)	—	—	(49)
Cash dividends ($0.12 per share)	—	—	—	—	(1,738)	—	—	(1,738)
Balance, June 30, 2014	$23,938	16,370,707	$164	$444,342	$20,796	$—	$1,851	$491,091

Balance, December 31, 2012	$—	8,278,354	$83	$88,791	$33,290	$(232)	$2,578	$124,510
Net income	—	—	—	—	11,562	—	—	11,562
Other comprehensive (loss), net of tax	—	—	—	—	—	—	(3,787)	(3,787)
Treasury stock retired	—	(8,647)	—	(232)	—	232	—	—
Common stock issued, net of offering costs	—	3,680,000	37	86,620	—	—	—	86,657
Reclassification adjustment for change in taxable status	—	—	—	33,624	(33,624)	—	—	—
Restricted stock granted	—	115,260	1	(1)	—	—	—	—
Stock based compensation expense	—	—	—	594	—	—	—	594
Dividends ($0.65 per share)	—	—	—	—	(5,354)	—	—	(5,354)
Balance, June 30, 2013	$—	12,064,967	$121	$209,396	$5,874	$—	$(1,209)	$214,182

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Six Months Ended June 30, 2014 and 2013 (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$9,920	$11,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,435	1,983
Amortization of core deposit intangibles	498	352
Amortization of premium on securities, net	942	35
Stock based compensation expense	1,170	594
FHLB stock dividends	(17)	(12)
Net loss on sale of premises and equipment	—	1
Gain recognized on other real estate transactions	(39)	(173)
Impairment of other real estate	—	463
Deferred tax benefit	(7)	(1,881)
Provision for loan losses	2,632	2,109
Increase in cash surrender value of life insurance	(409)	(160)
Loans originated for sale	(63,946)	(95,680)
Proceeds from sale of loans	61,829	96,384
Net change in other assets	(1,018)	228
Net change in other liabilities	(5,679)	1,754
Net cash provided by operating activities	8,311	17,559
Cash flows from investing activities:
Proceeds from maturities, calls and pay downs of securities available for sale	48,967	19,241
Purchases of securities available for sale	(21,514)	(22,203)
Proceeds from maturities of certificates held in other banks	—	3,935
Net purchases of FHLB stock	2,519	(140)
Net loans originated	(264,091)	(145,791)
Additions to premises and equipment	(1,577)	(5,032)
Proceeds from sale of premises and equipment	11	9
Proceeds from sale of other real estate owned	1,255	1,046
Capitalized additions to other real estate	(28)	(63)
Cash received from acquired bank	167,771	—
Cash paid in connection with acquisition	(44,010)	—
Net cash used in investing activities	(110,697)	(148,998)
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	59,416	62,657
Net increase in time deposits	157,466	31,732
Net change in FHLB advances	(13,041)	(72)
Net change in repurchase agreements	199	—
Repayments of notes payable and other borrowings	—	(19,952)
Proceeds from sale of common stock	—	86,657
Offering costs paid in connection with acquired bank	(442)	—
Dividends paid	(1,738)	(5,354)
Net cash provided by financing activities	201,860	155,668
Net change in cash and cash equivalents	99,474	24,229
Cash and cash equivalents at beginning of year	93,054	102,290
Cash and cash equivalents at end of period	$192,528	$126,519

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Note 1. Summary of Significant Accounting Policies
Nature of Operations: Independent Bank Group, Inc. (IBG) through its subsidiary, Independent Bank, a Texas state banking corporation (Bank) (collectively known as the Company), provides a full range of banking services to individual and corporate customers in the North, Central Texas and Houston areas through its various branch locations in those areas. The Company is engaged in traditional community banking activities, which include commercial and retail lending, deposit gathering, investment and liquidity management activities. The Company’s primary deposit products are demand deposits, money market accounts and certificates of deposit, and its primary lending products are commercial business and real estate, real estate mortgage and consumer loans.
Basis of Presentation: The accompanying consolidated financial statements include the accounts of IBG, its wholly-owned subsidiaries, the Bank and IBG Adriatica Holdings, Inc. (Adriatica) and the Bank’s wholly-owned subsidiaries, IBG Real Estate Holdings, Inc. and IBG Aircraft Acquisition, Inc. Adriatica was formed in 2011 to acquire a mixed use residential and retail real estate development in McKinney, Texas. Adriatica was dissolved during the first quarter of 2014. All material intercompany transactions and balances have been eliminated in consolidation. In addition, the Company wholly-owns IB Trust I (Trust I), IB Trust II (Trust II), IB Trust III (Trust III), IB Centex Trust I (Centex Trust I) and Community Group Statutory Trust I (CGI Trust I). The Trusts were formed to issue trust preferred securities and do not meet the criteria for consolidation.
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
Pro forma statements: Because the Company was not a taxable entity prior to April 1, 2013, pro forma amounts for income tax expense and basic and diluted earnings per share have been presented assuming the Company’s effective tax rate of 32.8% for the three and six months ended June 30, 2013, as if it had been a C Corporation during that period. The difference in the statutory rate of 35% and the Company’s effective rate is primarily due to nontaxable income earned on municipal securities and bank owned life insurance.

Subsequent events: Companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued. They must recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial statement preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. The Company has evaluated subsequent events through the date of filing these financial statements with the SEC and noted no subsequent events requiring financial statement recognition or disclosure, except as disclosed in Note 13.
Earnings per share: Basic earnings per common share are net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. The unvested share-based payment awards that contain rights to non forfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock warrants. The dilutive effect of participating non vested common stock was not included as it was anti-dilutive. Proceeds from the assumed exercise of dilutive stock warrants are assumed to be used to repurchase common stock at the average market price.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Basic earnings per share:
Net income	$5,119	$5,874	$9,920	$11,562
Less: Preferred stock dividends	(49)	—	(49)	—
Net income after preferred stock dividends	5,070	5,874	9,871	11,562
Less:
Undistributed earnings allocated to participating securities	80	115	140	116
Dividends paid on participating securities	18	—	29	100
Net income available to common shareholders	$4,972	$5,759	$9,702	$11,346
Weighted-average basic shares outstanding	15,483,257	11,776,084	13,951,830	9,960,767
Basic earnings per share	$0.32	$0.49	$0.70	$1.14
Diluted earnings per share:
Net income available to common shareholders	$4,972	$5,759	$9,702	$11,346
Total weighted-average basic shares outstanding	15,483,257	11,776,084	13,951,830	9,960,767
Add dilutive stock warrants	101,383	60,563	101,513	48,419
Total weighted-average diluted shares outstanding	15,584,640	11,836,647	14,053,343	10,009,186
Diluted earnings per share	$0.32	$0.49	$0.69	$1.13
Pro forma earnings per share:
Pro forma net income	n/a	$4,114	n/a	$7,936
Less undistributed earnings allocated to participating securities	n/a	81	n/a	48
Less dividends paid on participating securities	n/a	—	n/a	100
Pro forma net income available to common shareholders after tax	n/a	$4,033	n/a	$7,788
Pro forma basic earnings per share	n/a	$0.34	n/a	$0.78
Pro forma diluted earnings per share	n/a	$0.34	n/a	$0.78
Anti-dilutive participating securities	142,125	165,653	90,203	108,639

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

	Six Month Ended June 30,
	2014	2013
Cash transactions:
Interest expense paid	$6,483	$6,254
Income taxes paid	$5,625	$—
Noncash transactions:
Accrued preferred stock dividends	$49	$—
Transfers of loans to other real estate owned	$120	$2,678
Loans to facilitate the sale of other real estate owned	$48	$113
Writeoff of debt origination costs related to warrants	$—	$223
Securities purchased, not yet settled	$1,746	$—
Excess tax benefit on restricted stock vested	$1,022	$—
Transfer of bank premises to other real estate	$391	$—

Supplemental schedule of noncash investing activities from the Live Oak Financial Corp. and BOH Holdings acquisitions are as follows:

	Six Month Ended June 30,
	2014	2013
Noncash assets acquired
Cash and cash equivalents	$167,771	$—
Securities available for sale	75,881	—
Loans	858,065	—
Premises and equipment	9,811	—
Other real estate owned	1,191	—
Goodwill	171,722	—
Core deposit intangibles	8,147	—
Other assets	27,624	—
Total assets	$1,320,212	$—
Noncash liabilities assumed:
Deposits	$925,712	$—
Repurchase agreements	3,733	—
FHLB advances	95,000	—
Other liabilities	7,302	—
Total liabilities	$1,031,747	$—
Cash paid to shareholders of acquired bank	$44,010	$—
Series A preferred stock exchanged in connection with acquired bank	$23,938	$—
Fair value of common stock issued to shareholders of acquired bank	$220,517	$—

In addition, the following measurement-period adjustments were made during the period relating the November 30, 2013 acquisition of Collin Bank:

	Six Month Ended June 30,
	2014	2013
Noncash assets acquired:
Loans	$(328)	$—
Goodwill	749	—
Core deposit intangibles	(18)	—
Deferred tax asset	109	—
Other assets	10	—
Total assets	$522	$—
Noncash liabilities assumed:
Deposits	$505	$—
Other liabilities	17	—
Total liabilities	$522	$—

Note 3. Securities Available for Sale
Securities available for sale have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at June 30, 2014 and December 31, 2013, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
June 30, 2014:
U.S. treasuries	$999	$10	$—	$1,009
Government agency securities	78,553	276	(435)	78,394
Obligations of state and municipal subdivisions	77,490	1,444	(935)	77,999
Corporate bonds	1,074	9	—	1,083
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC, SBIC and FHR	89,805	1,568	(2)	91,371
	$247,921	$3,307	$(1,372)	$249,856
December 31, 2013:
U.S. treasuries	$3,498	$15	$—	$3,513
Government agency securities	95,407	84	(1,076)	94,415
Obligations of state and municipal subdivisions	37,861	541	(1,787)	36,615
Corporate bonds	2,079	—	(27)	2,052
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC and FHR	57,844	67	(468)	57,443
	$196,689	$707	$(3,358)	$194,038
Securities with a carrying amount of approximately $192,000 and $111,673 at June 30, 2014 and December 31, 2013, respectively, were pledged to secure public fund deposits and repurchase agreements.

There were no sales of securities during the three and six months ended June 30, 2014 and 2013.

The amortized cost and estimated fair value of securities available for sale at June 30, 2014, by contractual maturity, are shown below. Maturities of pass-through certificates will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2014
	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$5,350	$5,354
Due from one year to five years	63,406	63,079
Due from five to ten years	48,930	49,130
Thereafter	40,430	40,922
	158,116	158,485
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC, SBIC and FHR	89,805	91,371
	$247,921	$249,856

The number of securities, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2014 and December 31, 2013, are summarized as follows:

	Less Than 12 Months			Greater Than 12 Months			Total
Description of Securities	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Securities Available for Sale
June 30, 2014
Government agency securities	8	$12,926	$(60)	16	$24,621	$(375)	$37,547	$(435)
Obligations of state and municipal subdivisions	53	22,796	(288)	22	14,174	(647)	36,970	(935)
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC, SBIC and FHR	1	95	(2)	—	—	—	95	(2)
	62	$35,817	$(350)	38	$38,795	$(1,022)	$74,612	$(1,372)
December 31, 2013
Government agency securities	46	$74,331	$(1,076)	—	$—	$—	$74,331	$(1,076)
Obligations of state and municipal subdivisions	21	11,888	(1,139)	6	4,047	(648)	15,935	(1,787)
Corporate bonds	2	2,052	(27)	—	—	—	2,052	(27)
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC and FHR	14	49,126	(468)	—	—	—	49,126	(468)
	83	$137,397	$(2,710)	6	$4,047	$(648)	$141,444	$(3,358)
Unrealized losses are generally due to changes in interest rates. The Company has the intent to hold these securities until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their cost basis. As such, the losses are deemed to be temporary.

Note 4. Loans, Net and Allowance for Loan Losses
Loans, net at June 30, 2014 and December 31, 2013, consisted of the following:

	June 30,	December 31,
	2014	2013
Commercial	$568,138	$241,178
Real estate:
Commercial	1,301,668	843,436
Commercial construction, land and land development	270,774	130,320
Residential	481,007	338,654
Single family interim construction	112,642	83,144
Agricultural	41,445	40,558
Consumer	68,727	45,762
Other	142	108
	2,844,543	1,723,160
Allowance for loan losses	(16,219)	(13,960)
	$2,828,324	$1,709,200

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
Most of the Company’s lending activity occurs within the State of Texas, primarily in the north, central and southeast Texas regions. A large percentage of the Company’s portfolio consists of commercial and residential real estate loans. As of June 30, 2014 and December 31, 2013, there were no concentrations of loans related to a single industry in excess of 10% of total loans.
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
The Texas economy, specifically the Company’s lending area of north, central and southeast Texas, has generally performed better and appears to be recovering faster than certain other parts of the country. However, Texas is not completely immune to the problems associated with the U.S. economy. The risk of loss associated with all segments of the loan portfolio continues to be impacted by the prolonged economic recovery.

The economy and other risk factors are minimized by the Company’s underwriting standards, which include the following principles: 1) financial strength of the borrower including strong earnings, high net worth, significant liquidity and acceptable debt to worth ratio, 2) managerial business competence, 3) ability to repay, 4) loan to value, 5) projected cash flow and 6) guarantor financial statements as applicable. The following is a summary of the activity in the allowance for loan losses by loan class for the three and six months ended June 30, 2014 and 2013:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
Three months ended June 30, 2014
Balance at the beginning of period	$2,620	$8,117	$2,278	$536	$244	$353	$—	$693	$14,841
Provision for loan losses	1,056	945	42	38	28	16	—	(746)	1,379
Charge-offs	(5)	—	(31)	—	—	(28)	—	—	(64)
Recoveries	5	38	2	10	—	8	—	—	63
Balance at end of period	$3,676	$9,100	$2,291	$584	$272	$349	$—	$(53)	$16,219

Six months ended June 30, 2014
Balance at the beginning of period	$2,401	$7,872	$2,440	$577	$238	$363	$—	$69	$13,960
Provision for loan losses	1,634	1,201	(121)	(4)	34	10	—	(122)	2,632
Charge-offs	(368)	(21)	(32)	—	—	(42)	—	—	(463)
Recoveries	9	48	4	11	—	18	—	—	90
Balance at end of period	$3,676	$9,100	$2,291	$584	$272	$349	$—	$(53)	$16,219

Three months ended June 30, 2013
Balance at the beginning of period	$2,101	$6,478	$2,420	$365	$232	$334	$—	$54	$11,984
Provision for loan losses	95	585	210	175	(22)	9	—	27	1,079
Charge-offs	(231)	(25)	(66)	—	—	(12)	—	—	(334)
Recoveries	5	6	3	—	—	19	—	—	33
Balance at end of period	$1,970	$7,044	$2,567	$540	$210	$350	$—	$81	$12,762

Six months ended June 30, 2013
Balance at the beginning of period	$2,377	$4,924	$2,965	$523	$159	$278	$—	$252	$11,478
Provision for loan losses	(185)	2,667	(338)	17	51	68	—	(171)	2,109
Charge-offs	(231)	(556)	(66)	—	—	(24)	—	—	(877)
Recoveries	9	9	6	—	—	28	—	—	52
Balance at end of period	$1,970	$7,044	$2,567	$540	$210	$350	$—	$81	$12,762

The following table details the amount of the allowance for loan losses and recorded investment in loans by class as of June 30, 2014 and December 31, 2013:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
June 30, 2014
Allowance for losses:
Individually evaluated for impairment	$52	$210	$7	$—	$—	$16	$—	$—	$285
Collectively evaluated for impairment	3,624	8,890	2,284	584	272	333	—	(53)	15,934
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance	$3,676	$9,100	$2,291	$584	$272	$349	$—	$(53)	$16,219

Loans:
Individually evaluated for impairment	$142	$8,108	$3,187	$—	$—	$51	$—	$—	$11,488
Collectively evaluated for impairment	558,023	1,510,766	476,208	112,642	41,445	68,671	142	—	2,767,897
Acquired with deteriorated credit quality	9,973	53,568	1,612	—	—	5	—	—	65,158
Ending balance	$568,138	$1,572,442	$481,007	$112,642	$41,445	$68,727	$142	$—	$2,844,543

December 31, 2013
Allowance for losses:
Individually evaluated for impairment	$313	$504	$14	$—	$—	$24	$—	$—	$855
Collectively evaluated for impairment	2,088	7,368	2,426	577	238	339	—	69	13,105
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance	$2,401	$7,872	$2,440	$577	$238	$363	$—	$69	$13,960

Loans:
Individually evaluated for impairment	$501	$8,013	$3,182	$170	$—	$68	$—	$—	$11,934
Collectively evaluated for impairment	234,103	959,254	334,770	82,974	40,558	45,682	108	—	1,697,449
Acquired with deteriorated credit quality	6,574	6,489	702	—	—	12	—	—	13,777
Ending balance	$241,178	$973,756	$338,654	$83,144	$40,558	$45,762	$108	$—	$1,723,160

Nonperforming loans by loan class at June 30, 2014 and December 31, 2013, are summarized as follows:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
June 30, 2014
Nonaccrual loans	$161	$502	$1,868	$—	$—	$32	$—	$2,563
Loans past due 90 days and still accruing	—	—	—	—	—	—	—	—
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	91	5,193	1,272	—	—	—	—	6,556
	$252	$5,695	$3,140	$—	$—	$32	$—	$9,119
December 31, 2013
Nonaccrual loans	$357	$253	$1,852	$170	$—	$43	$—	$2,675
Loans past due 90 days and still accruing	—	—	—	—	—	—	—	—
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	107	5,090	1,288	—	—	1	—	6,486
	$464	$5,343	$3,140	$170	$—	$44	$—	$9,161
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

Impaired loans by loan class at June 30, 2014 and December 31, 2013, are summarized as follows:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
June 30, 2014
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$89	$2,129	$15	$—	$—	$29	$—	$2,262
Impaired loans with no allowance for loan losses	53	5,979	3,172	—	—	22	—	9,226
Total	$142	$8,108	$3,187	$—	$—	$51	$—	$11,488
Unpaid principal balance of impaired loans	$143	$9,077	$3,236	$—	$—	$59	$—	$12,515
Allowance for loan losses on impaired loans	$52	$210	$7	$—	$—	$16	$—	$285
December 31, 2013
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$401	$3,866	$1,135	$—	$—	$40	$—	$5,442
Impaired loans with no allowance for loan losses	100	4,147	2,047	170	—	28	—	6,492
Total	$501	$8,013	$3,182	$170	$—	$68	$—	$11,934
Unpaid principal balance of impaired loans	$501	$8,408	$3,216	$170	$—	$75	$—	$12,370
Allowance for loan losses on impaired loans	$313	$504	$14	$—	$—	$24	$—	$855
For the three months ended June 30, 2014
Average recorded investment in impaired loans	$197	$7,835	$3,210	$—	$—	$54	$—	$11,296
Interest income recognized on impaired loans	$2	$109	$49	$—	$—	$—	$—	$160
For the six months ended June 30, 2014
Average recorded investment in impaired loans	$298	$7,894	$3,200	$57	$—	$59	$—	$11,508
Interest income recognized on impaired loans	$5	$233	$78	$—	$—	$1	$—	$317
For the three months ended June 30, 2013
Average recorded investment in impaired loans	$698	$8,246	$3,528	$—	$—	$78	$—	$12,550
Interest income recognized on impaired loans	$4	$104	$47	$—	$—	$1	$—	$156
For the six months ended June 30, 2013
Average recorded investment in impaired loans	$706	$9,031	$3,477	$—	$—	$87	$—	$13,301
Interest income recognized on impaired loans	$12	$208	$87	$—	$—	$1	$—	$308
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

A “troubled debt restructured” loan is identified as impaired and measured for credit impairment as of each reporting period in accordance with the guidance in  Accounting Standards Codification (ASC) 310-10-35. The recorded investment in troubled debt restructurings, including those on nonaccrual, was $7,971 and $7,938 as of June 30, 2014 and December 31, 2013.
Following is a summary of loans modified under troubled debt restructurings during the three months and six months ended June 30, 2014 and 2013:
.

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
Troubled debt restructurings during the three months ended June 30, 2014
Number of contracts	—	1	—	—	—	—	—	1
Pre-restructuring outstanding recorded investment	$—	$408	$—	$—	$—	$—	$—	$408
Post-restructuring outstanding recorded investment	$—	$408	$—	$—	$—	$—	$—	$408

Troubled debt restructurings during the six months ended June 30, 2014
Number of contracts	—	2	—	—	—	—	—	2
Pre-restructuring outstanding recorded investment	$—	$1,108	$—	$—	$—	$—	$—	$1,108
Post-restructuring outstanding recorded investment	$—	$1,108	$—	$—	$—	$—	$—	$1,108

Troubled debt restructurings during the three months ended June 30, 2013
Number of contracts	—	1	—	—	—	—	—	1
Pre-restructuring outstanding recorded investment	$—	$820	$—	$—	$—	$—	$—	$820
Post-restructuring outstanding recorded investment	$—	$820	$—	$—	$—	$—	$—	$820

Troubled debt restructurings during the six months ended June 30, 2013
Number of contracts	—	1	—	—	—	—	—	1
Pre-restructuring outstanding recorded investment	$—	$820	$—	$—	$—	$—	$—	$820
Post-restructuring outstanding recorded investment	$—	$820	$—	$—	$—	$—	$—	$820
At June 30, 2014 and 2013, there were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the three and six months ended June 30, 2014 and, 2013, respectively. At June 30, 2014 and 2013, the Company had no commitments to lend additional funds to any borrowers with loans whose terms have been modified under troubled debt restructurings.
Modifications primarily relate to extending the amortization periods of the loans and interest rate concessions. The majority of these loans were identified as impaired prior to restructuring; therefore, the modifications did not materially impact the Company’s determination of the allowance for loan losses.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents information regarding the aging of past due loans by loan class as of June 30, 2014 and December 31, 2013:

	Loans 30-89 Days Past Due	Loans 90 or More Past Due	Total Past Due Loans	Current Loans	Total Loans
June 30, 2014
Commercial	$572	$—	$572	$567,566	$568,138
Commercial real estate, land and land development	2,078	431	2,509	1,569,933	1,572,442
Residential real estate	609	224	833	480,174	481,007
Single-family interim construction	—	—	—	112,642	112,642
Agricultural	46	—	46	41,399	41,445
Consumer	100	—	100	68,627	68,727
Other	—	—	—	142	142
	$3,405	$655	$4,060	$2,840,483	$2,844,543
December 31, 2013
Commercial	$257	$357	$614	$240,564	$241,178
Commercial real estate, land and land development	2,076	73	2,149	971,607	973,756
Residential real estate	1,322	1,603	2,925	335,729	338,654
Single-family interim construction	—	170	170	82,974	83,144
Agricultural	3	—	3	40,555	40,558
Consumer	97	1	98	45,664	45,762
Other	—	—	—	108	108
	$3,755	$2,204	$5,959	$1,717,201	$1,723,160
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

A summary of loans by credit quality indicator by class as of June 30, 2014 and December 31, 2013, is as follows:

	Pass (Rating 1-4)	Pass/ Watch	OAEM	Substandard	Doubtful	Total
June 30, 2014
Commercial	$562,175	$3,852	$1,641	$360	$110	$568,138
Commercial real estate, construction, land and land development	1,542,770	10,296	7,315	12,061	—	1,572,442
Residential real estate	470,645	5,862	338	4,162	—	481,007
Single-family interim construction	112,642	—	—	—	—	112,642
Agricultural	41,228	204	—	13	—	41,445
Consumer	68,562	55	52	58	—	68,727
Other	142	—	—	—	—	142
	$2,798,164	$20,269	$9,346	$16,654	$110	$2,844,543
December 31, 2013
Commercial	$231,080	$7,199	$1,311	$1,453	$135	$241,178
Commercial real estate, construction, land and land development	952,863	10,697	2,982	7,214	—	973,756
Residential real estate	328,918	5,379	454	3,903	—	338,654
Single-family interim construction	83,144	—	—	—	—	83,144
Agricultural	40,328	210	—	20	—	40,558
Consumer	45,556	82	39	85	—	45,762
Other	108	—	—	—	—	108
	$1,681,997	$23,567	$4,786	$12,675	$135	$1,723,160
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
The following table summarizes the outstanding balance and related carrying amount of purchased credit impaired loans by acquired bank as of the respective acquisition date for the acquisitions occurring in 2014 and 2013:

	Acquisition Date
	April 15, 2014	January 1, 2014	November 30, 2013
	Bank of Houston *	Live Oak	Collin Bank
Outstanding balance	$63,186	$3,583	$11,897
Nonaccretable difference	(3,170)	(519)	(1,810)
Accretable yield	(3,481)	(182)	(408)
Carrying amount	$56,535	$2,882	$9,679
* Amounts represent provisional estimates and are subject to final purchase accounting adjustments.

The carrying amount of all acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at June 30, 2014 and December 31, 2013, were as follows:

	June 30, 2014	December 31, 2013
Outstanding balance	$74,864	$15,768
Carrying amount	65,158	13,777
At June 30, 2014 and December 31, 2013, there was no allocation established in the allowance for loan losses related to purchased credit impaired loans.

Note 5. Commitments and Contingencies

Financial Instruments with Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of this instrument. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At June 30, 2014 and December 31, 2013, the approximate amounts of these financial instruments were as follows:

	June 30,	December 31,
	2014	2013
Commitments to extend credit	$544,387	$365,575
Standby letters of credit	10,115	2,120
	$554,502	$367,695
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
Letters of credit are written conditional commitments used by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan arrangements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table above. If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of June 30, 2014 and December 31, 2013, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

Litigation
The Company is involved in certain legal actions arising from normal business activities. Management believes that the outcome of such proceedings will not materially affect the financial position, results of operations or cash flows of the Company.

Lease Commitments
The Company leases certain branch facilities and other facilities. Rent expense related to these leases amounted to $318 and $516 for the three and six months ended June 30, 2014, respectively, and $174 and $383 for the three and six months ended June 30, 2013, respectively.

Note 6. Repurchase Agreements and Other Borrowings

The Company assumed repurchase agreement accounts in the Live Oak acquisition on January 1, 2014. At June 30, 2014 and December 31, 2013, repurchase accounts totaled $3,932 and $0, respectively. Securities held in safekeeping totaling $5,088 are pledged as security on these repurchase agreement accounts.

Other borrowings, including those borrowings due to related parties totaled $7,730 at June 30, 2014 and December 31, 2013.

On June 4, 2014, the Company entered into a $35 million unsecured revolving line of credit with an unrelated bank. The line bears interest at LIBOR plus 2.50% and matures June 3, 2015. As of June 30, 2014 there had been no draws made on the line.

Note 7. Income Taxes

In connection with the initial public offering, the Company terminated its S-Corporation status and became a taxable entity (C Corporation) on April 1, 2013. As such, any periods prior to March 31, 2013 do not reflect income tax expense.

Income tax expense for the three months ended June 30, 2014 and 2013 and for the six months ended June 30, 2014 was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014
Current income tax expense	$2,682	$2,005	$5,021
Initial recording of deferred tax benefit	—	(1,760)	—
Income tax expense for the period	$2,682	$245	$5,021
Effective tax rate	34.4%	4.0%	33.6%

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

The following table represents assets reported on the consolidated balance sheets at their fair value on a recurring basis as of June 30, 2014 and December 31, 2013 by level within the ASC Topic 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2014
Measured on a recurring basis:
Assets:
Investment securities available for sale:
U.S. treasuries	$1,009	$—	$1,009	$—
Government agency securities	78,394	—	78,394	—
Obligations of state and municipal subdivisions	77,999	—	77,999	—
Corporate bonds	1,083	—	1,083	—
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC, SBIC and FHR	91,371	—	91,371	—
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
Contingent consideration, related to the acquisition of Town Center Bank in 2010, was reported at fair value using Level 3 inputs. The contingent consideration was remeasured on a recurring basis based on the expected present value of cash flows to be paid to the shareholders of the acquired institution using a market discount rate. In August 2013, the Company paid the final contingent payment. The following table presents the activity in the contingent consideration for the six months ended June 30, 2013:

Six months ended June 30,
2013
Balance, beginning of period	$290
Settlements	—
Change in estimated payments to be made	(3)
Balance, end of period	$287

In accordance with ASC Topic 820, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at June 30, 2014 and December 31, 2013, for which a nonrecurring change in fair value has been recorded:

		Fair Value Measurements at Reporting Date Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Period Ended Total (Gains) Losses
June 30, 2014
Measured on a nonrecurring basis:
Assets:
Impaired loans	$2,478	$—	$—	$2,478	$(14)
Other real estate	—	—	—	—	$—

December 31, 2013
Measured on a nonrecurring basis:
Assets:
Impaired loans	$1,514	$—	$—	$1,514	$497
Other real estate	2,449	—	—	2,449	537
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
In addition, mortgage loans held for sale are required to be measured at the lower of cost or fair value. The fair value of mortgage loans held for sale is based upon binding quotes or bids from third party investors. As of June 30, 2014 and December 31, 2013, all mortgage loans held for sale were recorded at cost.

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

The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instruments were as follows at June 30, 2014 and December 31, 2013:

			Fair Value Measurements at Reporting Date Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2014
Financial assets:
Cash and cash equivalents	$192,528	$192,528	$192,528	$—	$—
Securities available for sale	249,856	249,856	—	249,856	—
Loans held for sale	5,500	5,500	—	5,500	—
Loans, net	2,828,324	2,836,616	—	2,834,639	1,977
FHLB of Dallas stock and other restricted stock	13,805	13,805	—	13,805	—
Accrued interest receivable	8,669	8,669	—	8,669	—
Financial liabilities:
Deposits	2,853,418	2,855,615	—	2,855,615	—
Accrued interest payable	1,166	1,166	—	1,166	—
FHLB advances	269,443	270,373	—	270,373	—
Repurchase agreements	3,932	3,932	—	3,932	—
Other borrowings	7,730	7,892	—	7,892	—
Junior subordinated debentures	18,147	18,130	—	18,130	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2013
Financial assets:
Cash and cash equivalents	$93,054	$93,054	$93,054	$—	$—
Certificates of deposit held in other banks	—	—	—	—	—
Securities available for sale	194,038	194,038	—	194,038	—
Loans held for sale	3,383	3,383	—	3,383	—
Loans, net	1,709,200	1,714,815	—	1,710,228	4,587
FHLB of Dallas stock and other restricted stock	9,494	9,494	—	9,494	—
Accrued interest receivable	4,713	4,713	—	4,713	—
Financial liabilities:
Deposits	1,710,319	1,712,654	—	1,712,654	—
Accrued interest payable	948	948	—	948	—
FHLB advances	187,484	189,092	—	189,092	—
Notes payable	—	—	—	—	—
Other borrowings	7,730	8,061	—	8,061	—
Junior subordinated debentures	18,147	18,099	—	18,099	—
Contingent consideration	—	—	—	—	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

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
The following table summarizes the activity in nonvested shares for the six months ended June 30, 2014 and 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2013	306,524	$22.75
Granted during the period	189,069	56.70
Vested during the period	(113,964)	19.93
Nonvested shares, June 30, 2014	381,629	$40.41

Nonvested shares, December 31, 2012	208,608	$17.07
Granted during the period	111,420	28.38
Vested during the period	(20,157)	13.54
Nonvested shares, June 30, 2013	299,871	$21.86
Compensation expense related to these awards is recorded based on the fair value of the award at the date of grant and totaled $780 and $1,170 for the three and six months ended June 30, 2014, respectively and $413 and $594 for the three and six months ended June 30, 2013, respectively. Compensation expense is recorded in salaries and employee benefits in the accompanying consolidated statements of income. At June 30, 2014, future compensation expense is estimated to be $13,540 and will be recognized over a remaining weighted average period of 3.88 years.
The fair value of common stock awards that vested during the six months ended June 30, 2014 and 2013 was $6,015 and $511, respectively. The Company has recorded $1,022 and $0 to additional paid in capital, which represents the excess tax benefit recognized on the vested shares for the six months ended June 30, 2014 and 2013, respectively.
At June 30, 2014, the future vesting schedule of the nonvested shares is as follows:

First year	90,573
Second year	72,692
Third year	109,600
Fourth year	76,164
Fifth year	32,600
Total nonvested shares	381,629
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2014 and December 31, 2013, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2014 and December 31, 2013, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized," the Bank must maintain minimum total risk based, Tier I risk based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The actual capital amounts and ratios of the Company and Bank as of June 30, 2014 and December 31, 2013, are presented in the following table:

	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2014
Total capital to risk weighted assets:
Consolidated	$311,289	11.00%	$226,329	8.00%	N/A	N/A
Bank	304,196	10.76	226,129	8.00	$282,661	10.00%
Tier I capital to risk weighted assets:
Consolidated	288,886	10.21	113,165	4.00	N/A	N/A
Bank	287,977	10.19	113,064	4.00	169,596	6.00%
Tier I capital to average assets:
Consolidated	288,886	9.07	127,427	4.00	N/A	N/A
Bank	287,977	8.69	132,525	4.00	165,657	5.00%

December 31, 2013
Total capital to risk weighted assets:
Consolidated	$234,794	13.83%	$135,801	8.00%	N/A	N/A
Bank	212,656	12.54	135,648	8.00	$169,560	10.00%
Tier I capital to risk weighted assets:
Consolidated	214,650	12.64	67,901	4.00	N/A	N/A
Bank	198,696	11.72	67,824	4.00	101,736	6.00%
Tier I capital to average assets:
Consolidated	214,650	10.71	80,204	4.00	N/A	N/A
Bank	198,696	9.97	79,710	4.00	99,637	5.00%

Note 11. Small Business Lending Fund Preferred Stock

In connection with the acquisition of BOH Holdings on April 15, 2014, the Company entered into an Assignment and Assumption Agreement with BOH Holdings to acquire all assets and assume all liabilities of BOH Holdings. BOH Holdings participated in the US Treasury's Small Business Lending Fund (SBLF) program. The SBLF is a U.S. Department of the Treasury lending program that encourages qualified community banks to partner with small businesses and entrepreneurs to create jobs and promote economic development in local communities. As a result of continued participation in the program, the Company issued 23,938.35 shares of Senior Non-Cumulative Perpetual SBLF Preferred Stock, Series A at $1,000 par value to the US Treasury Department in exchange for the 23,938.35 shares of BOH Series C SBLF Preferred Stock.

The SBLF Preferred Stock qualifies as Tier 1 capital. The holders of SBLF Preferred Stock are entitled to receive non-cumulative dividends, payable quarterly. The dividend rate was determined based on the level of Qualified Small Business Lending at BOH Holdings and was set at 1.00% at time of acquisition. The Company qualified for the 1.00% rate continuing through January 2016, at which time the dividend rate will increase to 9.00%. During the three and six months ended June 30, 2014, the Company accrued preferred stock dividends of $49.

The Series A Preferred Stock is non-voting, except in limited circumstances. The Company may redeem the shares of Series A Preferred Stock, in whole or in part, at any time at a redemption price equal to the sum of the Liquidation Amount per share and the per share amount of any unpaid dividends for the then-current period, subject to any required prior approval by the Company’s primary federal banking regulator.

Note 12. Business Combinations

Collin Bank

During the six months ended June 30, 2014, the Company made certain measurement-period adjustments to previous purchase accounting estimates for the November 30, 2013 acquisition of Collin Bank. The differences from estimated values resulted from completion of the valuations. The following table summarizes the previously reported estimates and the measurement-period adjustments made to asset and liability accounts to derive at the final purchase accounting allocations for Collin Bank.

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

The Company recognized goodwill of $6,956, which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair market value of identifiable assets acquired. The goodwill in this acquisition resulted from a combination of expected synergies and a desirable branch location. None of the goodwill recognized is expected to be deductible for income tax purposes.

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

Fair values of the assets acquired and liabilities assumed in this transaction as of the closing date are as follows:

Assets of acquired bank:
Cash and cash equivalents	$32,246
Securities available for sale	16,740
Loans	71,304
Premises and equipment	2,600
Goodwill	6,956
Core deposit intangible	882
Other assets	230
Total assets	$130,958

Liabilities of acquired bank:
Deposits	$104,960
Repurchase agreements	3,733
Other liabilities	565
Total liabilities	$109,258
Common stock issued in the Live Oak transaction	$11,700
Cash paid in the Live Oak transaction	$10,000

BOH Holdings

On April 15, 2014, the Company acquired 100% of the outstanding stock of BOH Holdings, Inc. and its subsidiary, Bank of Houston (BOH), Houston, Texas. This transaction gives the Company six branches in the greater Houston area. The Company issued 3,615,886 shares of Company stock and paid $34,010 in cash for the outstanding shares of BOH common stock. In addition, the Company issued 23,938.35 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series A to the US Treasury Department in exchange for the 23,938.35 shares of BOH Series C Preferred Stock. The preferred stock is senior to the Company's common stock with respect to dividend rights and liquidation.

The Company has recognized a provisional amount of goodwill of approximately $164.8 million which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair market value of identifiable assets acquired. The goodwill in this acquisition resulted from a combination of expected synergies and entrance into a desirable Texas market. None of the goodwill recognized is expected to be deductible for income tax purposes.

The Company has incurred expenses related to the acquisition of approximately $965 for the six months ended June 30, 2014, which is included in acquisition expenses in the consolidated statements of income. The Company incurred expenses of $592 during the year ended December 31, 2013. In addition, for the six months ended June 30, 2014, the Company paid offering costs totaling $442 which were recorded as a reduction to stock issuance proceeds through additional paid in capital. Provisional estimates for loans, goodwill, core deposit intangible and deposits have been recorded for the acquisition as independent valuations have not been finalized. The Company does not not expect any significant differences from estimated values upon completion of the valuations.

Estimated fair values of the assets acquired and liabilities assumed in this transaction as of the closing date are as follows:

Assets of acquired bank:
Cash and cash equivalents	$135,525
Securities available for sale	59,141
Loans	786,761
Premises and equipment	7,211
Other real estate	1,191
Goodwill	164,766
Core deposit intangible	7,265
Other assets	27,394
Total assets acquired	$1,189,254

Liabilities of acquired bank:
Deposits	$820,752
FHLB Advances	95,000
Other liabilities	6,737
Total liabilities assumed	$922,489
Common stock issued at $57.75 per share	$208,817
Series A Preferred Stock Exchanged in connection with acquired bank	$23,938
Cash paid	$34,010
Pro forma net income for the six months ended June 30, 2014 and 2013 was $10,681 and $16,894, respectively and pro forma revenue was $78,024 and $67,831, respectively had the transaction occurred as of January 1, 2014. Pro forma after tax net income for the year ended December 31, 2013 was $26,959 and pro forma revenue was $139,164 had the transaction occurred on January 1, 2013.

Houston City Bancshares

On June 2, 2014 the Company entered into an agreement to acquire Houston City Bancshares and its subsidiary, Houston Community Bank (HCB) for an expected combination of cash and stock totaling approximately $48 million. HCB had total assets of $323 million, total deposits of $296 million and total capital of $26.6 million as of March 31, 2014. HCB has six locations located throughout the Houston metro area. The transaction, which is expected to close during the fourth quarter of 2014, is subject to certain conditions, including the approval of HCB's shareholders and customary regulatory approvals.

Note 13. Subsequent Events

Issuance of Subordinated Notes

In July 2014, the Company issued $65 million of 5.875% subordinated notes (Notes) which are due August 1, 2024. Interest on the Notes will be payable semiannually beginning February 1, 2015. The notes may not be redeemed prior to maturity and meet the criteria to be recognized as Tier 2 capital for regulatory purposes. The proceeds of the Notes will be used to fund the cash portion of the pending Houston City Bancshares acquisition and to increase capital at the Bank.

Declaration of Dividends

On August 5, 2014, the Company declared a quarterly cash dividend in the amount of $0.06 per share of common stock to the stockholders of record on August 18, 2014. The dividend will be paid on August 28, 2014.

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

At June 30, 2014, the Company operated 35 full service banking locations, with 22 located in the Dallas/North Texas region, 7 located in the Austin/Central Texas region and 6 in the Houston region. The Company’s headquarters are located at 1600 Redbud, Suite 400, McKinney, Texas 75069, and its telephone number is (972) 562-9004. The Company’s website address is www.ibtx.com. Information contained on the Company’s website is not incorporated by reference into this Quarterly Report on Form 10-Q and is not part of this or any other report.
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

Certain Events Affect Year-over-Year Comparability
Acquisitions. During 2013 and the first six months of 2014, the Company completed three acquisitions. These acquisitions increased total assets, gross loans and deposits on the respective acquisition dates as detailed below.

	Acquisition Date	Total Assets	Gross Loans	Deposits
Collin Bank	November 29, 2013	$168.3 million	$72.3 million	$111.7 million
Live Oak Financial Corp.	January 1, 2014	131.0 million	71.1 million	105.0 million
BOH Holdings	April 15, 2014	1.2 billion	786.8 million	820.8 million
The comparability of the Company's consolidated financial condition as of December 31, 2013 and June 30, 2014 and results of operations for the three and six months ended June 30, 2014 and 2013 are affected by these acquisitions.
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

Discussion and Analysis of Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013

The following discussion and analysis of our results of operations compares our results of operations for the three and six months ended June 30, 2014 with the three and six months ended June 30, 2013. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results of operations that may be expected for all of the year ending December 31, 2014.
Results of Operations
For the three months ended June 30, 2014, net income was $5.1 million ($0.32 per common share on a diluted basis) compared with $5.9 million ($0.49 per common share on a diluted basis) for the three months ended June 30, 2013. The three months ended June 30, 2013 includes the initial recording of the deferred tax benefit of $1.8 million due to the Company's change in taxable status effective April 1, 2013. Pro forma after tax net income was $4.1 million ($0.34 per common share on a diluted basis) for the three months ended June 30, 2013 if the initial deferred tax benefit is excluded. The Company posted returns on average common equity of 4.68% and 11.11%, returns on average assets of 0.60% and 1.25% and efficiency ratios of 73.4% and 65.0% for the three months ended June 30, 2014 and 2013, respectively. The efficiency ratio is calculated by dividing total noninterest expense (which does not include the provision for loan losses) by net interest income plus noninterest income.
For the six months ended June 30, 2014, net income was $9.9 million ($0.69 per common share on a diluted basis) compared to $11.6 million ($1.13 per common share on a diluted basis) for the six months ended June 30, 2013. Pro forma net income after excluding the Company's initial deferred tax benefit was $7.9 million ($0.78 per common share on a diluted basis) for the six months ended June 30, 2013. The Company posted returns on average common equity of 6.60% and 13.17%, returns on average assets of 0.82% and 1.29% and efficiency ratios of 70.21% and 66.2% for the six months ended June 30, 2014 and 2013, respectively.
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
Net interest income was $31.4 million for the three months ended June 30, 2014, an increase of $13.6 million, or 75.9%, from $17.9 million at June 30, 2013. This increase is due primarily to a $1.2 billion increase, or 71.8%, in average interest earning assets to $3.0 billion for the three months ended June 30, 2014 compared to $1.7 billion for the three months ended June 30, 2013. The greatest part of the increases in interest-earning assets and interest-bearing deposits occurred as a result of the acquisitions the Company completed in November 2013, January 2014 and April 2014 but was also due in part to organic loan and deposit growth. The net interest margin for the three months ended June 30, 2014 increased 10 basis points to 4.26% compared to 4.16% for the three months ended June 30, 2013. The average yield on interest earning assets decreased 16 basis points from 4.92% to 4.76%. The effect of this decrease was offset by a decrease in the average rate paid on interest bearing liabilities of 29 basis points from 0.93% to 0.64%. This change was due to a decrease in the cost of deposits and the repayment of notes payable and subordinated indebtedness during 2013.
Net interest income was $53.5 million for the six months ended June 30, 2014, an increase of $17.5 million, or 48.5%, from $36.1 million for the same period in 2013. The increase is due primarily to a $900.8 million increase, or 54.5%, in average interest earning assets to $2.6 billion for the six months ended June 30, 2014 compared to $1.7 billion for the six months ended June 30, 2013. The greatest part of the increases in interest-earning assets and interest-bearing deposits occurred as a result of the acquisitions the Company completed in November 2013, January 2014 and April 2014 but was also due in part to organic loan and deposit growth. The net interest margin for the six months ended June 30, 2014 decreased 17 basis points to 4.23% compared to 4.40% for the six months ended June 30, 2013. The average yield on interest earning assets decreased 43 basis points from 5.19% to 4.76%. The effect of this decrease was offset by a decrease in the average rate paid on interest bearing liabilities of 27 basis points from 0.94% to 0.67%.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis.  The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and six months ended June 30, 2014 and 2013. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances.

	For The Three Months Ended June 30,
	2014			2013
	Average Outstanding Balance	Interest	Yield/ Rate (3)	Average Outstanding Balance	Interest	Yield/ Rate (3)
(dollars in thousands)
Interest-earning assets:
Loans (1)	$2,646,446	$33,881	5.14%	$1,469,684	$20,448	5.58%
Taxable securities	187,242	777	1.66	81,385	308	1.52
Nontaxable securities	64,307	367	2.29	32,671	258	3.17
Federal funds sold and other	57,936	53	0.37	136,851	91	0.27
Total interest-earning assets	2,955,931	$35,078	4.76	1,720,591	$21,105	4.92
Noninterest-earning assets	447,688			157,036
Total assets	$3,403,619			$1,877,627
Interest-bearing liabilities:
Checking accounts	$866,629	$1,051	0.49	$720,363	$963	0.54
Savings accounts	124,550	93	0.30	112,532	94	0.34
Money market accounts	326,844	267	0.33	55,441	40	0.29
Certificates of deposit	694,111	1,026	0.59	320,139	636	0.80
Total deposits	2,012,134	2,437	0.49	1,208,475	1,733	0.58
FHLB advances	259,003	965	1.49	164,542	828	2.02
Notes payable, repurchase agreements and other borrowings	12,075	136	4.52	17,651	558	12.68
Junior subordinated debentures	18,147	136	3.01	18,147	136	3.01
Total interest-bearing liabilities	2,301,359	3,674	0.64	1,408,815	3,255	0.93
Noninterest-bearing checking accounts	621,111			249,838
Noninterest-bearing liabilities	22,443			6,840
Stockholders’ equity	458,706			212,134
Total liabilities and equity	$3,403,619			$1,877,627
Net interest income		$31,404			$17,850
Interest rate spread			4.12%			3.99%
Net interest margin (2)			4.26			4.16
Average interest earning assets to interest bearing liabilities			128.44			122.13

(1)	Average loan balances include nonaccrual loans.

(2)
Net interest margins for the periods presented represent: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.

(3)	Yield and rates for the three-month periods are annualized.

	For The Six Months Ended June 30,
	2014			2013
	Average Outstanding Balance	Interest	Yield/ Rate (3)	Average Outstanding Balance	Interest	Yield/ Rate (3)
(dollars in thousands)
Interest-earning assets:
Loans (1)	$2,236,503	$58,004	5.23%	$1,433,650	$41,207	5.80%
Taxable securities	185,936	1,476	1.60	81,875	641	1.58
Nontaxable securities	47,674	624	2.64	32,245	507	3.17
Federal funds sold and other	82,884	136	0.33	104,429	171	0.33
Total interest-earning assets	2,552,997	$60,240	4.76	1,652,199	$42,526	5.19
Noninterest-earning assets	307,677			155,313
Total assets	$2,860,674			$1,807,512
Interest-bearing liabilities:
Checking accounts	$840,913	$2,049	0.49	$706,830	$1,909	0.54
Savings accounts	123,428	181	0.30	113,476	185	0.33
Money market accounts	208,252	323	0.31	47,057	64	0.27
Certificates of deposit	589,328	1,791	0.61	312,188	1,303	0.84
Total deposits	1,761,921	4,344	0.50	1,179,551	3,461	0.59
FHLB advances	228,439	1,817	1.60	164,562	1,656	2.03
Notes payable, repurchase agreements and other borrowings	10,526	271	5.19	25,030	1,073	8.64
Junior subordinated debentures	18,147	269	2.99	18,147	271	3.01
Total interest-bearing liabilities	2,019,033	6,701	0.67	1,387,290	6,461	0.94
Noninterest-bearing checking accounts	461,418			237,942
Noninterest-bearing liabilities	27,074			5,269
Stockholders’ equity	353,149			177,011
Total liabilities and equity	$2,860,674			$1,807,512
Net interest income		$53,539			$36,065
Interest rate spread			4.09%			4.25%
Net interest margin (2)			4.23			4.40
Average interest earning assets to interest bearing liabilities			126.45			119.10

(1)	Average loan balances include nonaccrual loans.

(2)
Net interest margins for the periods presented represent: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.

(3)	Yield and rates for the six-month periods are annualized.

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
The Company made a $1.4 million provision for loan losses for the three months ended June 30, 2014 compared to $1.1 million for the comparable period in 2013. Provision expense for the six months ended June 30, 2014 was $2.6 million compared to $2.1 million for the same period in 2013. The increase in the provision for both periods was primarily to properly reserve for the organic growth in the Company’s loan portfolio. Net charge-offs were $1 thousand for the three months ended June 30, 2014 compared to $301 thousand for the three months ended June 30, 2013. Net chargeoffs for the six months ended June 30, 2014 were $373 thousand compared to $825 thousand in the same period in 2013. The higher level of chargeoffs for 2013 primarily relate to the $516 thousand chargeoff of one large commercial real estate loan that was foreclosed and transferred to other real estate owned while chargeoffs in 2014 have remained low.
Noninterest Income
The following table sets forth the components of noninterest income for the three and six months ended June 30, 2014 and 2013 and the period-over-period variations in such categories of noninterest income:

	For the Three Months Ended June 30,		Variance	For the Six Months Ended June 30,		Variance
(dollars in thousands)	2014	2013	2014 v. 2013	2014	2013	2014 v. 2013
Noninterest Income
Service charges on deposit accounts	$1,453	$1,210	$243	$2,664	$2,349	$315
Mortgage fee income	967	1,097	(130)	1,697	2,163	(466)
Gain on sale of other real estate	—	148	(148)	39	173	(134)
Loss on sale of premises and equipment	—	(2)	2	—	(1)	1
Increase in cash surrender value of bank owned life insurance	260	79	181	409	160	249
All other noninterest income	439	200	239	644	314	330
Total noninterest income	$3,119	$2,732	$387	$5,453	$5,158	$295
Total noninterest income increased $387.0 thousand, or 14.2% and $295 thousand, or 5.7% for the three and six months ended June 30, 2014, respectively compared to the same periods in 2013. Significant changes in the components of noninterest income are discussed below.
Service charges on deposit accounts. Service charges on deposit accounts increased $243 thousand, or 20.1% and $315 thousand, or 13.4% for the three and six months ended June 30, 2014, respectively as compared to the same periods in 2013. The increase in service charge income is due to an increase in deposit accounts due primarily to acquisition growth in late 2013 and the first six months of 2014.
Mortgage fee income.  Mortgage fee income for the three and six months ended June 30, 2014 decreased $130.0 thousand, or 11.9%, and $466 thousand, or 21.5% compared to the same periods in 2013. This decrease is directly related to a comparable decrease in mortgage loan origination volume from the comparable prior year periods. The decrease in origination volume is due to a decrease in refinancings related to an increase in mortgage rates.
Gain on sale of other real estate owned. Gains on sale of other real estate were $0 and $39 thousand for the three and six months ended June 30, 2014, respectively and $148 thousand and $173 thousand for the same periods in 2013. The 2013 sales relate to several sales of property including two sales of Adriatica property. In 2014, there were fewer sales transactions as a result of fewer other real estate properties on the books.
Increase in cash surrender value of bank owned life insurance. Increase in earnings on bank owned life insurance increased $181 thousand, or 229.1% and $249 thousand, or 155.6% for the three and six months ended June 30, 2014, respectively compared to the same periods in 2013. The increase in earnings is due to additional investment in insurance policies in the fourth quarter of 2013 and insurance policies owned acquired in the BOH Holdings acquisition.
Other noninterest income. Other noninterest income for the three and six months ended June 30, 2014 increased $239 thousand, or 119.5% and $330 thousand, or 101.5%, respectively, compared to the same periods in 2013. The increase for both periods is directly related to acquisitions completed in November 2013, January 2014 and April 2014.
Noninterest Expense
Noninterest expense increased $12.0 million, or 89.4% and $14.1 million, or 51.7% for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. The overall increase from 2013 to 2014 is primarily due to increases in salaries and benefits expenses, occupancy expenses, data processing, acquisition expenses and other noninterest expenses related to completed acquisitions in November 2013, January 2014 and April 2014. The following table sets forth the components of the Company’s noninterest expense for the three and six months ended June 30, 2014 and 2013 and the period-over-period variations in such categories of noninterest expense:

	For the Three Months Ended June 30,		Variance	For the Six Months Ended June 30,		Variance
(dollars in thousands)	2014	2013	2014 v. 2013	2014	2013	2014 v. 2013
Noninterest Expense
Salaries and employee benefits	$16,112	$7,964	$8,148	$25,246	$15,712	$9,534
Occupancy	3,227	2,298	929	5,765	4,445	1,320
Data processing	452	316	136	948	612	336
FDIC assessment	516	(258)	774	820	(12)	832
Advertising and public relations	180	188	(8)	414	404	10
Communications	402	338	64	722	678	44
Other real estate owned expense, net	57	91	(34)	136	257	(121)
Net expenses of operations of IBG Adriatica	—	175	(175)	23	372	(349)
Impairment of other real estate	—	15	(15)	—	463	(463)
Core deposit intangible amortization	299	176	123	498	352	146
Professional fees	596	293	303	964	565	399
Acquisition expense, including legal	1,523	(9)	1,532	1,999	128	1,871
Other	1,979	1,797	182	3,884	3,331	553
Total noninterest expense	$25,343	$13,384	$11,959	$41,419	$27,307	$14,112

Salaries and Employee Benefits.  Salaries and employee benefits expense, which historically has been the largest component of the Company’s noninterest expense, increased $8.1 million, or 102.3% and $9.5 million, or 60.7% for the three and six months ended June 30, 2014, compared to the same periods in 2013. The increase was primarily attributable to an increase in the number of the Company’s full-time equivalent employees, which resulted from the three acquisitions the Company completed in November 2013, January 2014 and April 2014 as well as the addition of new lender personnel in our growth markets. In addition, there were approximately $4.0 million in compensation to certain Bank of Houston officers that entered into employment agreements with the Company.
Occupancy Expense.  Occupancy expense increased $929 thousand, or 40.4% and $1.32 million, or 29.7% for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The increase for both periods resulted from higher maintenance contract expense, building lease expenses and property taxes, attributable primarily to the three acquisitions completed and the establishment of the Company’s new Austin building in May 2013. Seven branches were added as a result of these acquisitions.
Data Processing. Data processing fees increased $136 thousand, or 43.0% and $336 thousand, or 54.9% for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The change is due to increased online banking fees and other costs related directly to an increase in accounts over the same period prior year, related both to organic growth and growth through acquisitions as well as processing fees paid for Live Oak Financial Corp. and BOH Holdings for their operational core systems prior to their conversion to the Company's IT platform.

FDIC Assessment. FDIC assessment expense increased $774 thousand and $832 thousand for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The increase in both periods is due to a higher assessment associated with an increase in deposit accounts, both due to organic growth and growth through acquisitions. In addition, the increase for both periods is due to a non-recurring refund of $504 thousand of the Company's prepaid assessment during the three months ended June 30, 2013.
Net Expenses of Operations of IBG Adriatica. Net Adriatica expenses decreased $175 thousand and $349 thousand for the three and six months ended June 30, 2014, respectively, compared to the same period in 2013. The decrease was due to the sale of the remaining Adriatica properties in the fourth quarter of 2013. IBG Adriatica was dissolved during the first quarter of 2014.
Other Real Estate Impairment.  Other real estate impairment totaling $15 and $463 thousand was recognized during the three and six months ended June 30, 2013, while there were no impairment charges recognized for the same periods in 2014. Approximately $225 thousand of the expense for the three months ended June 30, 2013 was related to an ORE property located in the Austin, Texas area that was in negotiation to sell at a lower amount than the recorded book value. The remaining impairment expense for that period was recorded on two properties located in Frisco, Texas, for which the Company had obtained updated appraisals.
Core Deposit Intangible Amortization. Amortization expense on core deposit intangibles increased $123 and $146 for the three and six months ended June 30, 2014, respectively over the same periods in 2013. The increase is due primarily to core deposit intangibles of $8,729 created as a result of the three acquisitions occurring in November 2013, January 2014 and April 2014.Core deposit intangibles are being amortized on the straight line method over 10 years.
Professional Fees. Professional fees increased $303 thousand, or 103.4% and $399 thousand, or 70.6% for the three and six months ended June 30, 2014, respectively, over the same periods in 2013. The increase for both periods is due to an increase in attorney and accountants fees related to more SEC filings in 2014 including the Company's annual report, proxy and shelf registration statement.
Acquisition Expense.  Acquisition expense is primarily legal, advisory and accounting fees associated with services to facilitate the acquisition of other banks. Acquisition expenses also include data processing conversion costs. Total acquisition expenses for the three and six months ended June 30, 2014, increased $1.5 million and $1.9 million, respectively, over the same period in 2013. The increase is due to timing of completed acquisitions. While no acquisitions occurred in the first three or six months of 2013, there were expenses being incurred related to the acquisition that was completed in October 2012 and also for the acquisition of Collin Bank, which had been announced and set to close in the fourth quarter 2013. The increase in acquisition-related expenses for the three and six months ended June 30, 2014 is due primarily to expenses related to the Live Oak Financial Corp. transaction, which closed in January 2014, and significant expenses related to the acquisition of BOH Holdings, which closed on April 15, 2014.
Other.  Other expense increased by $182 thousand, or 10.1% and $553 thousand, or 16.6% for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The majority of the increases relate to general increases in operations due to organic growth within the Company as well as acquisition activity occurring in November 2013, January 2014 and April 2014.
Income Tax Expense
Income tax expense was $2.7 million and $5.0 million for the three and six months ended June 30, 2014, which is an effective tax rate of 34.4% and 33.6%, respectively. As a result of its prior status as an S corporation as discussed above, the Company had no federal tax expense for the periods prior to March 31, 2013. The Company was not subject to income tax expense until April 1, 2013, the date which it became a taxable entity. The Company has determined that had it been taxed as a C corporation and paid federal income taxes in the periods ended prior to April 1, 2013, its federal tax expense would have been $2.0 million and $3.9 million for the three and six months ended June 30 2013, respectively, which is an effective federal tax rate of 32.8% for both periods. The Company recorded the initial deferred tax benefit of $1.8 million for the three months ended June 30, 2013, which resulted in reported income tax expense of $245 thousand.

Discussion and Analysis of Financial Condition
The following discussion and analysis of the Company’s financial condition discusses and analyzes the financial condition of the Company as of June 30, 2014 and December 31, 2013.
Assets
The Company’s total assets increased by $1.5 billion, or 68.9%, to $3.7 billion as of June 30, 2014, from $2.2 billion at December 31, 2013. A large portion of this increase is due to the acquisitions of Live Oak Financial Corp. and BOH Holdings, which had assets of approximately $131.0 million and $1.2 billion at time of acquisition (January 1, 2014 and April 15, 2014, respectively).
Loan Portfolio
The following table presents the balance and associated percentage of each major category in our loan portfolio as of June 30, 2014 and December 31, 2013:

(dollars in thousands)	June 30, 2014		December 31, 2013
Commercial	$568,138	19.9%	$241,178	14.0%
Real estate:
Commercial	1,301,668	45.7	843,436	48.9
Commercial construction, land and land development	270,774	9.5	130,320	7.5
Residential (1)	486,507	17.1	342,037	19.8
Single family interim construction	112,642	4.0	83,144	4.8
Agricultural	41,445	1.5	40,558	2.3
Consumer	68,727	2.4	45,762	2.7
Other	142	—	108	—
	2,850,043	100.0%	1,726,543	100.0%
Allowance for loan losses	(16,219)		(13,960)
Total loans, net	$2,833,824		$1,712,583

(1) Includes mortgage loans held for sale as of June 30, 2014 and December 31, 2013 of $5.5 million and $3.4 million, respectively.

Our loan portfolio is the largest category of our earning assets. As of June 30, 2014 and December 31, 2013, loans, net of allowance for loan losses, totaled $2.834 billion and $1.713 billion, respectively, which is an increase of 65.5% between the two dates. The growth in the loan portfolio from December 31, 2013 to June 30, 2014 is primarily due to approximately $71.3 million and $786.8 million in acquired loans in the Live Oak Financial Corp. and BOH Holdings transactions respectively, but also due in part to organic growth.

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
The Company discontinues accruing interest on a loan when management of the Company believes, after considering the Company’s collection efforts and other factors, that the borrower’s financial condition is such that collection of interest of that loan is doubtful. Loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans, including troubled debt restructurings, that are placed on nonaccrual status or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-

basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
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

(dollars in thousands)	June 30, 2014	December 31, 2013
Nonaccrual loans
Commercial	$161	$357
Real estate:
Commercial real estate, construction, land and land development	502	253
Residential real estate	1,868	1,852
Single-family interim construction	—	170
Consumer	32	43
Total nonaccrual loans (1)	2,563	2,675
Loans delinquent 90 days or more and still accruing
Commercial	—	—
Total loans delinquent 90 days or more and still accruing	—	—
Troubled debt restructurings, not included in nonaccrual loans
Commercial	91	107
Real estate:
Commercial real estate, construction, land and land development	5,193	5,090
Residential real estate	1,272	1,288
Consumer	—	1
Total troubled debt restructurings, not included in nonaccrual loans	6,556	6,486
Total nonperforming loans	9,119	9,161
Other real estate owned (Bank only):
Commercial real estate, construction, land and land development	3,788	3,322
Total other real estate owned	3,788	3,322
Total nonperforming assets	$12,907	$12,483
Ratio of nonperforming loans to total loans	0.32%	0.53%
Ratio of nonperforming assets to total assets	0.35	0.58

(1)	Nonaccrual loans include troubled debt restructurings of $1.4 million and $1.5 million as of June 30, 2014 and December 31, 2013, respectively.

Nonaccrual loans remained stable at $2.6 million at June 30, 2014 compared to $2.7 million as of December 31, 2013. Troubled debt restructurings that were also on nonaccrual status totaled $1.4 million and $1.5 million at June 30, 2014 and December 31, 2013, respectively.

As of June 30, 2014, the Company had a total of 53 loans with an aggregate principal balance of $11.0 million that were not currently nonaccrual loans, 90 days past due loans or troubled debt restructurings, but where the Company had information about possible credit problems of the borrowers that caused the Company’s management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that could result in those loans becoming nonaccrual loans, 90 days past due loans or troubled debt restructurings in the future.
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
Allowance for Loan Losses. The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The Company’s allowance for loan losses represents the Company’s estimate of probable and reasonably estimable loan losses inherent in loans held for investment as of the respective balance sheet date. The Company’s methodology for assessing the adequacy of the allowance for loan losses includes a general allowance for performing loans, which are grouped based on similar characteristics, and an allocated allowance for individual impaired loans. Actual credit losses or recoveries are charged or credited directly to the allowance. As of June 30, 2014, the allowance for loan losses amounted to $16.2 million, or 0.57% of total loans, compared with $14.0 million, or 0.81% of total loans as of December 31, 2013. The decrease in this ratio is attributable to loans acquired in the Live Oak and BOH Holdings acquisitions that are recorded at fair value and do not have an allowance as of June 30, 2014.
The allowance for loan losses to nonperforming loans has increased from 152.39% at December 31, 2013 to 177.86% at June 30, 2014 due to the increase in the recorded level of allowance. While nonperforming loans have remained flat at $9.1 million at June 30, 2014 compared to $9.2 million at December 31, 2013, the ratio of nonperforming loans to total loans has improved significantly to 0.32% compared to 0.53% at December 31, 2013 due primarily to loan growth through acquisitions but also in part through organic loan growth.

Securities Available for Sale
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit, interest rate and duration risk. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions.
The Company had no sales of securities during the three and six months ended June 30, 2014 and 2013. Securities represented 6.8% and 9.0% of the Company’s total assets at June 30, 2014 and December 31, 2013, respectively.
Management evaluates securities for other-than-temporary impairment (OTTI) on at least a quarterly basis and more frequently when economic of market conditions warrant such an evaluation. Management does not intend to sell any debt securities it holds and believes the Company more likely than not will not be required to sell any debt securities it holds before their anticipated recovery, at which time the Company will receive full value for the securities. Management has the ability and intent to hold the securities classified as available for sale that were in a loss position as of June 30, 2014 for a period of time sufficient for an entire recovery of the cost basis of the securities. For those securities that are impaired, the unrealized losses are largely due to interest rate changes. The fair value is expected to recover as the securities approach their maturity date. Management believes any impairment in the Company’s securities at June 30, 2014 is temporary and no impairment has been realized in the Company’s consolidated financial statements.

Capital Resources and Regulatory Capital Requirements

Total stockholder’s equity was $491.1 million at June 30, 2014 compared with $233.8 million at December 31, 2013, an increase of approximately $257.3 million. The increase was due primarily to the issuance of common stock totaling $220.1 million in connection with the Company's acquisition of Live Oak Financial Corp. and BOH Holdings and issuance of Series A preferred stock of $23.9 million. In addition, there was stock awards amortization of $1.2 million, $1.0 million in excess tax benefits on vested restricted stock, an increase of $3.0 million in unrealized gain (loss) on available for sale securities and net income of $9.9 million earned by the Company for the six months ended June 30, 2014, offset by dividends paid of $1.7 million.

Banking regulators measure capital adequacy by means of the risk-based capital ratio and leverage ratio.  The risk based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories ranging from 0% to 100%.  Regulatory capital is then divided by risk weighted assets to determine the risk adjusted capital ratios.  The leverage ratio is computed by dividing shareholders’ equity less intangible assets by quarter-to-date average assets less intangible assets. As of June 30, 2014, we exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	As of June 30, 2014
	Actual	Required to be considered well capitalized	Required to be considered adequately capitalized
	Ratio	Ratio	Ratio
Tier 1 capital to average assets ratio	9.07%	≥5.00%	4.00-5.00%
Tier 1 capital to risk-weighted assets ratio	10.21	≥6.00	4.00-6.00
Total capital to risk-weighted assets ratio	11.00	≥10.00	8.00-10.00
In July 2014, the Company issued $65 million of 5.875% subordinated notes (Notes) which are due August 1, 2024. The notes may not be redeemed prior to maturity and meet the criteria to be recognized as Tier 2 capital for regulatory purposes.

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
In addition to the liquidity provided by the sources described above, Independent Bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of June 30, 2014, the Bank had established federal funds lines of credit with five unaffiliated banks totaling $125.0 million with no amounts advanced against those lines at that time. In addition, the Company had an unsecured line of credit totaling $35.0 million at an unaffiliated commercial bank. Based on the values of stock, securities, and loans pledged as collateral, as of June 30, 2014, the Company had additional borrowing capacity with the FHLB of $242.3 million.

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
During the three and six months ended June 30, 2014, the Company acquired deposit accounts and repurchase agreements in the Live Oak Financial Corp. and BOH Holdings transactions. In addition, the Company assumed leases for four of the BOH Holdings branch locations. Other than acquired accounts and normal changes in the ordinary course of business, there have been no significant changes in the types of contractual obligations or amounts due since December 31, 2013.
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
Independent Bank’s commitments to extend credit and outstanding standby letters of credit were $544.4 million and $10.1 million, respectively, as of June 30, 2014. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. The Company manages the Company’s liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that the Company will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.
Pending Acquisition
On June 2, 2014, the Company announced the planned acquisition of Houston City Bancshares and its subsidiary, Houston Community Bank (HCB), with assets, deposits and equity capital totaling approximately $323 million, $296 million and $26.6 million, respectively (balances as of March 31, 2014). HCB currently has six locations located throughout the Houston metro area.

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
Goodwill and Core Deposit Intangible. The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. Prior to 2012, the evaluation of goodwill impairment was a two-step test. Under current accounting standards, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two step impairment test is unnecessary. If the Company concludes otherwise, then it is required to perform the first step of the two step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. The Company performs its impairment test annually as of December 31. There have been no circumstances since December 31, 2013 that would indicate any impairment has occurred, therefore, management does not believe goodwill is impaired as of June 30, 2014.

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
Our interest rate risk model indicated that we were liability sensitive in terms of interest rate sensitivity as of June 30, 2014. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income based on the interest rate risk model as of June 30, 2014:

Hypothetical Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
200	(0.4)%
100	(0.7)%
(100)	1.8%
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
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the three and six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The risk factors below relate to our previously announced acquisition of Houston City Bancshares, Inc. and its wholly owned subsidiary, Houston Community Bank, NA (collectively “HCB”) as well as to our previously announced issuance of 5.875% Subordinated Notes due August 2024 in the aggregate principal amount of $65 million and are in addition to the risk factors previously disclosed on Form 10-K and Form 10-Q.

Risks Associated with Pending Acquisition

Integrating Houston Community Bank into Independent Bank’s operations may be more difficult, costly or time-consuming than Independent expects.

The Company, Independent Bank, Houston City Bancshares and Houston Community Bank have operated and, until the merger is completed, will continue to operate, independently. Accordingly, it is possible that the process of integrating Houston Community Bank’s operations into Independent Bank’s operations could result in the disruption of operations, the loss of Houston Community Bank customers and employees and make it more difficult to achieve the intended benefits of the merger. Specifically, inconsistencies between the standards, controls, procedures and policies of Independent Bank and those of Houston Community Bank could adversely affect Independent Bank’s ability to maintain relationships with current customers and employees of Houston Community Bank if and when the merger is completed. Further, as with any merger of banking institutions, business disruptions may occur that may cause Independent Bank to lose customers or may cause customers to withdraw their deposits from Houston Community Bank prior to the merger’s consummation and from Independent Bank thereafter. The realization of the anticipated benefits of the merger may depend in large part on Independent’s ability to integrate Houston Community Bank’s operations into Independent Bank’s operations, and to address differences in business models and cultures. Moreover, the combined effect of integrating the acquisition of Collin Bank, which was completed in the fourth quarter of 2013, the acquisition of Live Oak Financial, which was completed in the first quarter of 2014, and the acquisition of BOH Holdings, which was completed in the second quarter of 2014, with most of the integration activities expected to occur in the months following the respective dates of acquisition, may stretch Independent’s management and could result in Independent experiencing operational difficulties in such integrations. If Independent is not able to integrate the operations of the foregoing companies and Houston Community Bank into Independent Bank’s operations successfully and on a timely basis, some or all of the expected benefits of the acquisitions may not be realized.

The Company may fail to realize the cost savings anticipated from the merger.

Although the Company anticipates that it will realize certain cost savings as to the Houston Community Bank operations and otherwise from the merger if and when the Houston Community Bank operations are fully integrated into Independent Bank’s operations, it is possible that the Company may not realize all of the cost savings that the Company has estimated it can realize. For example, unanticipated growth in the Company’s business may require the Company to continue to operate or maintain some facilities or support functions that are currently expected to be combined or reduced as a result of the merger. The Company’s realization of the estimated cost savings also will depend on the Company’s ability to combine the operations of Independent Bank and Houston Community Bank in a manner that permits those costs savings to be realized. If the Company is not able to integrate Houston Community Bank’s operations into Independent Bank’s operations successfully, the anticipated cost savings may not be fully realized, if at all, or may take longer to realize than expected.

The merger may not be completed.

Completion of the merger is subject to regulatory approval. The Company cannot assure you that it will be successful in obtaining required regulatory approvals. If the Company is not successful in obtaining required regulatory approvals, the merger will not be completed. If such regulatory approvals are received, there can be no assurance to the timing of those approvals or whether any conditions will be imposed that would result in certain closing conditions of the merger not being satisfied.

The consummation of the merger is also subject to other conditions precedent described in the reorganization agreement, including Houston City Bancshares maintaining minimum capital and allowance for loan loss levels, there being no material adverse change in the condition of Houston City Bancshares or the Company and the average sales price of the Company common stock being at least $37.7416 per share at closing. If a condition of either party is not satisfied, that party may be able to terminate the reorganization agreement and, in such case, the transaction would not be consummated. The parties cannot assure you that all of the conditions precedent in the reorganization agreement will be satisfied or that the merger will be completed.

Risks Associated with Issuance of Subordinated Notes

The issuance of the Company’s 5.875% Subordinated Notes due August 2024 increased the Company’s indebtedness.

While treated as Tier 2 capital for regulatory purposes, the Subordinated Notes are indebtedness owed by the Company and increased the Company’s debt by $65 million. In the event that the Company fails to satisfy its obligations under the Subordinated Notes, the holders of the Subordinated Notes would have remedies to enforce collection of the payment of the Subordinated Notes. The holders of the Subordinated Notes also have priority over the holders of the Company’s common stock in the event of the liquidation of the Company.

The Company depends primarily on cash dividends from its subsidiary, Independent bank, to meet its cash obligations. Failure of Independent Bank to pay sufficient cash dividends would prevent the Company from satisfying its obligations with respect to the Subordinated Notes.

Dividends from Independent Bank provide a substantial portion of the Company’s cash flow and are the source of the funds that it will use to pay interest on the Subordinated Notes. Various regulatory provisions limit the amount of dividends Independent Bank can pay to the Company without regulatory approval. In certain cases, regulatory authorities may even prohibit Independent Bank from paying dividends to the company. If Independent Bank cannot pay dividends to the Company for any period as a result of any regulatory limitation or prohibition, then the Company would not be able to meet its obligations with respect to the Subordinated Notes unless it was able to obtain funds from other sources.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

Item 4. MINE SAFETY DISCLOSURES

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS
The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit 2.1
Agreement and Plan of Reorganization, dated as of June 2, 2014, by and among the Registrant and Houston City Bancshares, Inc., which is incorporated by reference herein to Appendix A to the proxy statement/prospectus that forms a part of the Registrant’s Registration Statement on Form S-4 (Registration No. 333-197556) filed with the SEC on July 22, 2014

Exhibit 3.1
Amended and Restated Certificate of Formation of Independent Bank Group, Inc., which is incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form S-1 of Independent Bank Group, Inc. filed with the SEC on February 27, 2013 (the "S-1 Registration Statement").

Exhibit 3.2
Certificate of Amendment to Amended and Restated Certificate of Formation of Independent Bank Group, Inc., which is incorporated herein by reference to Exhibit 3.3 to Amendment No. 2 to the S-1 Registration Statement filed with the SEC on April 1, 2013.

Exhibit 3.3
Amended and Restated Bylaws of Independent Bank Group, Inc., which are incorporated herein by reference to Exhibit 3.2 to Amendment No. 1 to the S-1 Registration Statement filed with the SEC on March 18, 2013.

Exhibit 3.4
Statement of Designations of Senior Non-Cumulative Perpetual Preferred Stock, Series A of Independent Bank Group, Inc., as filed with the Office of the Secretary of State of the State of Texas on April 15, 2014, which is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Independent Bank Group, Inc. filed with the SEC on April 17, 2014.

Exhibit 3.5
Certificate of Merger, dated January 2, 2014, of Live Oak Financial Corp. with and into Independent Bank Group, Inc., which is incorporated herein by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-196627) filed with the SEC on June 25, 2014 (the “S-3 Registration Statement”)

Exhibit 3.6
Certificate of Merger, dated April 15, 2014, of BOH Holdings, Inc. with and into Independent Bank Group, Inc., which is incorporated herein by reference to Exhibit 3.6 to Amendment No. 1 to the S-3 Registration Statement filed with the SEC on June 25, 2014

Exhibit 4.1
Form of certificate representing shares of the Registrant’s common stock, which is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Form S-1 Registration Statement filed with the SEC on March 18, 2013

Exhibit 4.2	Form of Common Stock Purchase Warrant, with schedules of differences, which is incorporated herein by reference to Exhibit 4.2 to the Form S-1 Registration Statement

Exhibit 4.3	Form of certificate representing shares of the Registrant’s Series A preferred stock, which is incorporated herein by reference to Exhibit 4.3 to the S-3 Registration Statement

Exhibit 4.4
Subordinated Debt Indenture, dated as of June 25, 2014, between Independent Bank Group, Inc. and Wells Fargo Bank, National Association, in its capacity as Indenture Trustee, which is incorporated herein by reference to Exhibit 4.6 to the Registrant’s Amendment No. 1 to the S-3 Registration Statement filed with the SEC on June 25, 2014

The other instruments defining the rights of holders of the long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.

Exhibit 10.1
Credit Agreement, dated as of June 4, 2014, between Independent Bank Group, Inc. and U.S. Bank National Association, and related Revolving Credit Note and Negative Pledge Agreement incorporated herein by reference to Exhibit 10.14 to the Form S-3 Registration Statement

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

Independent Bank Group, Inc.

Date: August 11, 2014	By: /s/ David R. Brooks

David R. Brooks
Chairman and Chief Executive Officer

Date: August 11, 2014	By: /s/ Michelle S. Hickox

Michelle S. Hickox
Executive Vice President
Chief Financial Officer