Form 10-Q
period 2014-09-30
Independent Bank Group, Inc.
filed 2014-11-04
CIK 1564618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2014.
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
Common Stock, Par Value $0.01 Per Share – 17,017,169 shares as of November 3, 2014.

INDEPENDENT BANK GROUP, INC. AND SUBSIDIARIES
Form 10-Q
September 30, 2014

***

Independent Bank Group, Inc. and Subsidiaries

Consolidated Balance Sheets
September 30, 2014 and December 31, 2013 (unaudited)
(Dollars in thousands, except share information)

	September 30,	December 31,
Assets	2014	2013

Cash and due from banks	$121,983	$27,408
Federal Reserve Excess Balance Account (EBA)	127,786	65,646
Cash and cash equivalents	249,769	93,054
Securities available for sale (amortized cost of $233,501 and $196,689, respectively)	235,844	194,038
Loans held for sale	1,811	3,383
Loans, net of allowance for loan losses of $16,840 and $13,960, respectively	2,874,084	1,709,200
Premises and equipment, net	81,791	72,735
Other real estate owned	4,084	3,322
Federal Home Loan Bank (FHLB) of Dallas stock and other restricted stock	15,715	9,494
Bank-owned life insurance (BOLI)	39,503	21,272
Deferred tax asset	2,983	4,834
Goodwill	207,607	34,704
Core deposit intangible, net	10,418	3,148
Other assets	23,073	14,800
Total assets	$3,746,682	$2,163,984

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$715,843	$302,756
Interest-bearing	2,097,817	1,407,563
Total deposits	2,813,660	1,710,319

FHLB advances	324,424	187,484
Repurchase agreements	5,235	—
Other borrowings	69,410	4,460
Other borrowings, related parties	3,320	3,270
Junior subordinated debentures	18,147	18,147
Other liabilities	12,175	6,532
Total liabilities	3,246,371	1,930,212
Commitments and contingencies
Stockholders’ equity:
Series A preferred stock (23,938.35 and 0 shares issued and outsanding, respectively)	23,938	—
Common stock (16,370,313 and 12,330,158 shares outstanding, respectively)	164	123
Additional paid-in capital	445,379	222,116
Retained earnings	28,714	12,663
Accumulated other comprehensive income (loss)	2,116	(1,130)
Total stockholders’ equity	500,311	233,772
Total liabilities and stockholders’ equity	$3,746,682	$2,163,984
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Income
Three and Nine Months Ended September 30, 2014 and 2013 (unaudited)
(Dollars in thousands, except per share information)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Interest income:
Interest and fees on loans	$35,633	$21,140	$93,637	$62,347
Interest on taxable securities	711	358	2,187	999
Interest on nontaxable securities	404	258	1,028	765
Interest on federal funds sold and other	192	85	328	256
Total interest income	36,940	21,841	97,180	64,367
Interest expense:
Interest on deposits	2,530	1,717	6,874	5,178
Interest on FHLB advances	975	819	2,792	2,475
Interest on repurchase agreements, notes payable and other borrowings	871	253	1,142	1,326
Interest on junior subordinated debentures	133	137	402	408
Total interest expense	4,509	2,926	11,210	9,387
Net interest income	32,431	18,915	85,970	54,980
Provision for loan losses	976	830	3,608	2,939
Net interest income after provision for loan losses	31,455	18,085	82,362	52,041
Noninterest income:
Service charges on deposit accounts	1,541	1,248	4,205	3,597
Mortgage fee income	1,080	957	2,777	3,120
Gain on sale of loans	1,078	—	1,078	—
Gain on sale of other real estate	20	—	59	173
(Loss) gain on sale of premises and equipment	(22)	5	(22)	4
Increase in cash surrender value of BOLI	281	80	690	240
Other	232	161	876	475
Total noninterest income	4,210	2,451	9,663	7,609
Noninterest expense:
Salaries and employee benefits	12,551	7,976	37,797	23,688
Occupancy	3,435	2,117	9,200	6,562
Data processing	472	357	1,420	969
FDIC assessment	426	253	1,246	241
Advertising and public relations	204	216	618	620
Communications	498	412	1,220	1,090
Net other real estate owned expenses (including taxes)	122	111	258	368
Operations of IBG Adriatica, net	—	228	23	600
Other real estate impairment	22	12	22	475
Core deposit intangible amortization	361	175	859	527
Professional fees	828	353	1,792	918
Acquisition expense, including legal	629	474	2,628	602
Other	2,614	1,966	6,498	5,297
Total noninterest expense	22,162	14,650	63,581	41,957

Income before taxes	13,503	5,886	28,444	17,693
Income tax expense	4,543	1,927	9,564	2,172
Net income	$8,960	$3,959	$18,880	$15,521
Basic earnings per share	$0.54	$0.33	$1.26	$1.44
Diluted earnings per share	$0.54	$0.33	$1.25	$1.43
Pro Forma:
Income tax expense	n/a	n/a	n/a	5,798
Net income	n/a	n/a	n/a	$11,895
Basic earnings per share	n/a	n/a	n/a	$1.10
Diluted earnings per share	n/a	n/a	n/a	$1.10

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income
Three and Nine Months Ended September 30, 2014 and 2013 (unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$8,960	$3,959	$18,880	$15,521
Other comprehensive income (loss) before tax:
Change in net unrealized gains (losses) on available for sale securities during the year	408	1,002	4,994	(4,348)
Reclassification adjustment for loss on sale of securities available for sale included in net income	—	—	—	—
Other comprehensive income (loss) before tax	408	1,002	4,994	(4,348)
Income tax expense (benefit)	143	351	1,748	(1,212)
Other comprehensive income (loss), net of tax	265	651	3,246	(3,136)
Comprehensive income	$9,225	$4,610	$22,126	$12,385

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2014 and 2013 (unaudited)
(Dollars in thousands, except for par value, share and per share information)

	Series A Preferred Stock $.01 Par Value 10 million shares authorized	Common Stock $.01 Par Value 100 million shares authorized		Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance, December 31, 2013	$—	12,330,158	$123	$222,116	$12,663	$—	$(1,130)	$233,772
Net income	—	—	—	—	18,880	—	—	18,880
Other comprehensive income, net of tax	—	—	—	—	—	—	3,246	3,246
Series A preferred stock issued	23,938	—	—	—	—	—	—	23,938
Stock issued for acquisition of banks, net of offering costs of $550	—	3,851,480	39	219,928	—	—	—	219,967
Restricted stock forfeited	—	(394)	—	—	—	—	—	—
Restricted stock granted	—	189,069	2	(2)	—	—	—	—
Stock based compensation expense	—	—	—	2,011	—	—	—	2,011
Excess tax benefit on restricted stock vested	—	—	—	1,326	—	—	—	1,326
Preferred stock dividends	—	—	—	—	(109)	—	—	(109)
Cash dividends ($0.18 per share)	—	—	—	—	(2,720)	—	—	(2,720)
Balance, September 30, 2014	$23,938	16,370,313	$164	$445,379	$28,714	$—	$2,116	$500,311

Balance, December 31, 2012	$—	8,278,354	$83	$88,791	$33,290	$(232)	$2,578	$124,510
Net income	—	—	—	—	15,521	—	—	15,521
Other comprehensive (loss), net of tax	—	—	—	—	—	—	(3,136)	(3,136)
Treasury stock retired	—	(8,647)	—	(232)	—	232	—	—
Common stock issued, net of offering costs	—	3,680,000	37	86,600	—	—	—	86,637
Reclassification adjustment for change in taxable status	—	—	—	33,624	(33,624)	—	—	—
Restricted stock granted	—	127,220	1	(1)	—	—	—	—
Excess tax benefit on restricted stock vested	—	—	—	9	—	—	—	9
Stock based compensation expense	—	—	—	1,049	—	—	—	1,049
Cash dividends ($0.71 per share)	—	—	—	—	(6,079)	—	—	(6,079)
Balance, September 30, 2013	$—	12,076,927	$121	$209,840	$9,108	$—	$(558)	$218,511

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2014 and 2013 (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$18,880	$15,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,787	3,171
Amortization of core deposit intangibles	859	527
Amortization of premium on securities, net	1,506	51
Stock based compensation expense	2,011	1,049
FHLB stock dividends	(33)	(20)
Net loss (gain) on sale of premises and equipment	22	(4)
Gain on sale of loans	(1,078)	—
Gain recognized on other real estate transactions	(59)	(173)
Impairment of other real estate	22	475
Deferred tax expense (benefit)	128	(1,727)
Provision for loan losses	3,608	2,939
Increase in cash surrender value of life insurance	(690)	(240)
Loans originated for sale	(103,165)	(132,897)
Proceeds from sale of loans	104,737	137,805
Net change in other assets	(4,981)	317
Net change in other liabilities	(1,587)	1,575
Net cash provided by operating activities	23,967	28,369
Cash flows from investing activities:
Proceeds from maturities, calls and pay downs of securities available for sale	67,927	142,887
Purchases of securities available for sale	(28,364)	(163,918)
Proceeds from maturities of certificates held in other banks	—	7,372
Proceeds from sale of loans	12,147	—
Net purchases of FHLB stock	625	(139)
Net loans originated	(324,030)	(190,128)
Additions to premises and equipment	(3,423)	(6,165)
Proceeds from sale of premises and equipment	13	66
Proceeds from sale of other real estate owned	1,923	1,047
Capitalized additions to other real estate	(28)	(85)
Cash received from acquired banks	167,771	—
Cash paid in connection with acquisitions	(44,010)	—
Net cash used in investing activities	(149,449)	(209,063)
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	85,935	109,341
Net increase in time deposits	91,139	40,667
Net change in FHLB advances	41,940	(3,094)
Net change in repurchase agreements	1,502	—
Repayments of notes payable and other borrowings	—	(28,787)
Proceeds from other borrowings	65,000	—
Proceeds from sale of common stock	—	86,637
Offering costs paid in connection with acquired banks	(550)	—
Dividends paid	(2,769)	(6,079)
Net cash provided by financing activities	282,197	198,685
Net change in cash and cash equivalents	156,715	17,991
Cash and cash equivalents at beginning of year	93,054	102,290
Cash and cash equivalents at end of period	$249,769	$120,281

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Note 1. Summary of Significant Accounting Policies
Nature of Operations: Independent Bank Group, Inc. (IBG) through its subsidiary, Independent Bank, a Texas state banking corporation (Bank) (collectively known as the Company), provides a full range of banking services to individual and corporate customers in the North Texas, Central Texas and Houston areas through its various branch locations in those areas. The Company is engaged in traditional community banking activities, which include commercial and retail lending, deposit gathering, investment and liquidity management activities. The Company’s primary deposit products are demand deposits, money market accounts and certificates of deposit, and its primary lending products are commercial business and real estate, real estate mortgage and consumer loans.
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
Pro forma statements: Because the Company was not a taxable entity prior to April 1, 2013, pro forma amounts for income tax expense and basic and diluted earnings per share have been presented assuming the Company’s effective tax rate of 32.8% for the nine months ended September 30, 2013, as if it had been a C Corporation during that period. The difference in the statutory rate of 35% and the Company’s effective rate is primarily due to nontaxable income earned on municipal securities and bank owned life insurance.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic earnings per share:
Net income	$8,960	$3,959	$18,880	$15,521
Less: Preferred stock dividends	(60)	—	(109)	—
Net income after preferred stock dividends	8,900	3,959	18,771	15,521
Less:
Undistributed earnings allocated to participating securities	157	68	291	184
Dividends paid on participating securities	19	15	49	119
Net income available to common shareholders	$8,724	$3,876	$18,431	$15,218
Weighted-average basic shares outstanding	16,046,935	11,823,655	14,657,873	10,588,554
Basic earnings per share	$0.54	$0.33	$1.26	$1.44
Diluted earnings per share:
Net income available to common shareholders	$8,724	$3,876	$18,431	$15,218
Total weighted-average basic shares outstanding	16,046,935	11,823,655	14,657,873	10,588,554
Add dilutive stock warrants	98,725	74,229	100,595	58,874
Total weighted-average diluted shares outstanding	16,145,660	11,897,884	14,758,468	10,647,428
Diluted earnings per share	$0.54	$0.33	$1.25	$1.43
Pro forma earnings per share:
Pro forma net income	n/a	n/a	n/a	$11,895
Less undistributed earnings allocated to participating securities	n/a	n/a	n/a	113
Less dividends paid on participating securities	n/a	n/a	n/a	119
Pro forma net income available to common shareholders after tax	n/a	n/a	n/a	$11,663
Pro forma basic earnings per share	n/a	n/a	n/a	$1.10
Pro forma diluted earnings per share	n/a	n/a	n/a	$1.10
Anti-dilutive participating securities	73,120	151,674	122,209	139,416

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

	Nine Months Ended September 30,
	2014	2013
Cash transactions:
Interest expense paid	$10,222	$9,270
Income taxes paid	$7,730	$3,100
Noncash transactions:
Accrued preferred stock dividends	$60	$—
Transfers of loans to other real estate owned	$1,088	$2,885
Loans to facilitate the sale of other real estate owned	$48	$113
Writeoff of debt origination costs related to warrants	$—	$223
Securities purchased, not yet settled	$—	$1,000
Excess tax benefit on restricted stock vested	$1,326	$9
Transfer of bank premises to other real estate	$356	$—

Supplemental schedule of noncash investing activities from the Live Oak Financial Corp. and BOH Holdings acquisitions are as follows:

	Nine Months Ended September 30,
	2014	2013
Noncash assets acquired
Cash and cash equivalents	$167,771	$—
Securities available for sale	75,881	—
Loans	856,899	—
Premises and equipment	9,811	—
Other real estate owned	1,224	—
Goodwill	172,151	—
Core deposit intangibles	8,147	—
Other assets	27,804	—
Total assets	$1,319,688	$—
Noncash liabilities assumed:
Deposits	$925,762	$—
Repurchase agreements	3,733	—
FHLB advances	95,000	—
Other liabilities	6,728	—
Total liabilities	$1,031,223	$—
Cash paid to shareholders of acquired banks	$44,010	$—
Series A preferred stock exchanged in connection with acquired banks	$23,938	$—
Fair value of common stock issued to shareholders of acquired banks	$220,517	$—

In addition, the following measurement-period adjustments were made during the period relating the November 30, 2013 acquisition of Collin Bank:

	Nine Months Ended September 30,
	2014	2013
Noncash assets acquired:
Loans	$(328)	$—
Goodwill	752	—
Core deposit intangibles	(18)	—
Deferred tax asset	109	—
Other assets	10	—
Total assets	$525	$—
Noncash liabilities assumed:
Deposits	$505	$—
Other liabilities	20	—
Total liabilities	$525	$—

Note 3. Securities Available for Sale
Securities available for sale have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at September 30, 2014 and December 31, 2013, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
September 30, 2014:
U.S. treasuries	$999	$9	$—	$1,008
Government agency securities	67,666	171	(430)	67,407
Obligations of state and municipal subdivisions	73,447	1,735	(545)	74,637
Corporate bonds	1,071	—	(2)	1,069
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC and FHR	90,318	1,406	(1)	91,723
	$233,501	$3,321	$(978)	$235,844
December 31, 2013:
U.S. treasuries	$3,498	$15	$—	$3,513
Government agency securities	95,407	84	(1,076)	94,415
Obligations of state and municipal subdivisions	37,861	541	(1,787)	36,615
Corporate bonds	2,079	—	(27)	2,052
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC and FHR	57,844	67	(468)	57,443
	$196,689	$707	$(3,358)	$194,038
Securities with a carrying amount of approximately $177,754 and $111,673 at September 30, 2014 and December 31, 2013, respectively, were pledged to secure public fund deposits and repurchase agreements.

There were no sales of securities during the three and nine months ended September 30, 2014 and 2013.

The amortized cost and estimated fair value of securities available for sale at September 30, 2014, by contractual maturity, are shown below. Maturities of pass-through certificates will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2014
	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$3,983	$3,990
Due from one year to five years	57,240	56,927
Due from five to ten years	42,682	42,911
Thereafter	39,278	40,293
	143,183	144,121
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC and FHR	90,318	91,723
	$233,501	$235,844

The number of securities, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2014 and December 31, 2013, are summarized as follows:

	Less Than 12 Months			Greater Than 12 Months			Total
Description of Securities	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Securities Available for Sale
September 30, 2014
Government agency securities	9	$13,036	$(58)	16	$24,624	$(372)	$37,660	$(430)
Obligations of state and municipal subdivisions	37	14,109	(156)	15	10,040	(389)	24,149	(545)
Corporate bonds	1	1,069	(2)	—	—	—	1,069	(2)
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC and FHR	1	94	(1)	—	—	—	94	(1)
	48	$28,308	$(217)	31	$34,664	$(761)	$62,972	$(978)
December 31, 2013
Government agency securities	46	$74,331	$(1,076)	—	$—	$—	$74,331	$(1,076)
Obligations of state and municipal subdivisions	21	11,888	(1,139)	6	4,047	(648)	15,935	(1,787)
Corporate bonds	2	2,052	(27)	—	—	—	2,052	(27)
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC and FHR	14	49,126	(468)	—	—	—	49,126	(468)
	83	$137,397	$(2,710)	6	$4,047	$(648)	$141,444	$(3,358)
Unrealized losses are generally due to changes in interest rates. The Company has the intent to hold these securities until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their cost basis. As such, the losses are deemed to be temporary.

Note 4. Loans, Net and Allowance for Loan Losses
Loans, net at September 30, 2014 and December 31, 2013, consisted of the following:

	September 30,	December 31,
	2014	2013
Commercial	$587,488	$241,178
Real estate:
Commercial	1,336,416	843,436
Commercial construction, land and land development	290,086	130,320
Residential	479,714	338,654
Single family interim construction	116,785	83,144
Agricultural	43,575	40,558
Consumer	36,967	45,762
Other	161	108
	2,891,192	1,723,160
Deferred loan fees	(268)	—
Allowance for loan losses	(16,840)	(13,960)
	$2,874,084	$1,709,200

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
Agricultural loans are collateralized by real estate and/or agricultural-related assets. Agricultural real estate loans are primarily comprised of loans for the purchase of farmland. Loan-to-value ratios on loans secured by farmland generally do not exceed 80% and have amortization periods limited to twenty years. Agricultural non-real estate loans are generally comprised of term loans to fund the purchase of equipment, livestock and seasonal operating lines to grain farmers to plant and harvest corn and soybeans. Specific underwriting standards have been established for agricultural-related loans, including the establishment of projections for each operating year based on industry developed estimates of farm input costs and expected commodity yields and prices. Operating lines are typically written for one year and secured by the crop and other farm assets as considered necessary.
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
Most of the Company’s lending activity occurs within the State of Texas, primarily in the north, central and southeast Texas regions. A large percentage of the Company’s portfolio consists of commercial and residential real estate loans. As of September 30, 2014 and December 31, 2013, there were no concentrations of loans related to a single industry in excess of 10% of total loans.
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

The Texas economy, specifically the Company’s lending area of north, central and southeast Texas, has generally performed better and appears to be recovering faster than certain other parts of the country. However, Texas is not completely immune to the problems associated with the U.S. economy. The risk of loss associated with all segments of the loan portfolio continues to be impacted by the prolonged economic recovery. The economy and other risk factors are minimized by the Company’s underwriting standards, which include the following principles: 1) financial strength of the borrower including strong earnings, high net worth, significant liquidity and acceptable debt to worth ratio, 2) managerial business competence, 3) ability to repay, 4) loan to value, 5) projected cash flow and 6) guarantor financial statements as applicable. The following is a summary of the activity in the allowance for loan losses by loan class for the three and nine months ended September 30, 2014 and 2013:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
Three months ended September 30, 2014
Balance at the beginning of period	$3,676	$9,100	$2,291	$584	$272	$349	$—	$(53)	$16,219
Provision for loan losses	427	706	4	(26)	21	(109)	—	(47)	976
Charge-offs	—	(318)	—	—	—	(76)	—	—	(394)
Recoveries	6	23	3	—	—	7	—	—	39
Balance at end of period	$4,109	$9,511	$2,298	$558	$293	$171	$—	$(100)	$16,840

Nine months ended September 30, 2014
Balance at the beginning of period	$2,401	$7,872	$2,440	$577	$238	$363	$—	$69	$13,960
Provision for loan losses	2,061	1,907	(117)	(30)	55	(99)		(169)	3,608
Charge-offs	(368)	(339)	(32)	—	—	(118)	—	—	(857)
Recoveries	15	71	7	11	—	25	—	—	129
Balance at end of period	$4,109	$9,511	$2,298	$558	$293	$171	$—	$(100)	$16,840

Three months ended September 30, 2013
Balance at the beginning of period	$1,970	$7,044	$2,567	$540	$210	$350	$—	$81	$12,762
Provision for loan losses	264	401	(67)	46	(17)	(3)	—	206	830
Charge-offs	(350)	(78)	(21)	—	—	(26)	—	—	(475)
Recoveries	5	13	2	—	—	8	—	—	28
Balance at end of period	$1,889	$7,380	$2,481	$586	$193	$329	$—	$287	$13,145

Nine months ended September 30, 2013
Balance at the beginning of period	$2,377	$4,924	$2,965	$523	$159	$278	$—	$252	$11,478
Provision for loan losses	79	3,068	(405)	63	34	65	—	35	2,939
Charge-offs	(581)	(634)	(87)	—	—	(50)	—	—	(1,352)
Recoveries	14	22	8	—	—	36	—	—	80
Balance at end of period	$1,889	$7,380	$2,481	$586	$193	$329	$—	$287	$13,145

The following table details the amount of the allowance for loan losses and recorded investment in loans by class as of September 30, 2014 and December 31, 2013:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
September 30, 2014
Allowance for losses:
Individually evaluated for impairment	$49	$223	$7	$—	$—	$15	$—	$—	$294
Collectively evaluated for impairment	4,060	9,288	2,291	558	293	156	—	(100)	16,546
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance	$4,109	$9,511	$2,298	$558	$293	$171	$—	$(100)	$16,840

Loans:
Individually evaluated for impairment	$135	$6,967	$3,276	$—	$—	$95	$—	$—	$10,473
Collectively evaluated for impairment	582,508	1,573,165	474,978	116,785	43,575	36,867	161	—	2,828,039
Acquired with deteriorated credit quality	4,845	46,370	1,460	—	—	5	—	—	52,680
Ending balance	$587,488	$1,626,502	$479,714	$116,785	$43,575	$36,967	$161	$—	$2,891,192

December 31, 2013
Allowance for losses:
Individually evaluated for impairment	$313	$504	$14	$—	$—	$24	$—	$—	$855
Collectively evaluated for impairment	2,088	7,368	2,426	577	238	339	—	69	13,105
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance	$2,401	$7,872	$2,440	$577	$238	$363	$—	$69	$13,960

Loans:
Individually evaluated for impairment	$501	$8,013	$3,182	$170	$—	$68	$—	$—	$11,934
Collectively evaluated for impairment	234,103	959,254	334,770	82,974	40,558	45,682	108	—	1,697,449
Acquired with deteriorated credit quality	6,574	6,489	702	—	—	12	—	—	13,777
Ending balance	$241,178	$973,756	$338,654	$83,144	$40,558	$45,762	$108	$—	$1,723,160

Nonperforming loans by loan class at September 30, 2014 and December 31, 2013, are summarized as follows:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
September 30, 2014
Nonaccrual loans	$54	$208	$1,998	$—	$—	$66	$—	$2,326
Loans past due 90 days and still accruing	—	—	—	—	—	6	—	6
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	80	4,702	1,262	—	—	9	—	6,053
	$134	$4,910	$3,260	$—	$—	$81	$—	$8,385
December 31, 2013
Nonaccrual loans	$357	$253	$1,852	$170	$—	$43	$—	$2,675
Loans past due 90 days and still accruing	—	—	—	—	—	—	—	—
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	107	5,090	1,288	—	—	1	—	6,486
	$464	$5,343	$3,140	$170	$—	$44	$—	$9,161
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

Impaired loans by loan class at September 30, 2014 and December 31, 2013, are summarized as follows:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
September 30, 2014
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$83	$2,131	$14	$—	$—	$23	$—	$2,251
Impaired loans with no allowance for loan losses	52	4,836	3,262	—	—	72	—	8,222
Total	$135	$6,967	$3,276	$—	$—	$95	$—	$10,473
Unpaid principal balance of impaired loans	$137	$7,473	$3,385	$—	$—	$111	$—	$11,106
Allowance for loan losses on impaired loans	$49	$223	$7	$—	$—	$15	$—	$294
December 31, 2013
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$401	$3,866	$1,135	$—	$—	$40	$—	$5,442
Impaired loans with no allowance for loan losses	100	4,147	2,047	170	—	28	—	6,492
Total	$501	$8,013	$3,182	$170	$—	$68	$—	$11,934
Unpaid principal balance of impaired loans	$501	$8,408	$3,216	$170	$—	$75	$—	$12,370
Allowance for loan losses on impaired loans	$313	$504	$14	$—	$—	$24	$—	$855
For the three months ended September 30, 2014
Average recorded investment in impaired loans	$139	$7,538	$3,232	$—	$—	$73	$—	$10,982
Interest income recognized on impaired loans	$2	$101	$44	$—	$—	$1	$—	$148
For the nine months ended September 30, 2014
Average recorded investment in impaired loans	$257	$7,663	$3,219	$43	$—	$68	$—	$11,250
Interest income recognized on impaired loans	$7	$302	$126	$—	$—	$2	$—	$437
For the three months ended September 30, 2013
Average recorded investment in impaired loans	$599	$8,095	$3,394	$—	$—	$73	$—	$12,161
Interest income recognized on impaired loans	$4	$112	$34	$—	$—	$1	$—	$151
For the nine months ended September 30, 2013
Average recorded investment in impaired loans	$687	$8,833	$3,435	$—	$—	$83	$—	$13,038
Interest income recognized on impaired loans	$26	$347	$120	$—	$—	$4	$—	$497
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

A “troubled debt restructured” loan is identified as impaired and measured for credit impairment as of each reporting period in accordance with the guidance in  Accounting Standards Codification (ASC) 310-10-35. The recorded investment in troubled debt restructurings, including those on nonaccrual, was $7,443 and $7,938 as of September 30, 2014 and December 31, 2013.
Following is a summary of loans modified under troubled debt restructurings during the three months and nine months ended September 30, 2014 and 2013:
.

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
Troubled debt restructurings during the three months ended September 30, 2014
Number of contracts	—	—	—	—	—	1	—	1
Pre-restructuring outstanding recorded investment	$—	$—	$—	$—	$—	$9	$—	$9
Post-restructuring outstanding recorded investment	$—	$—	$—	$—	$—	$9	$—	$9

Troubled debt restructurings during the nine months ended September 30, 2014
Number of contracts	—	2	—	—	—	1	—	3
Pre-restructuring outstanding recorded investment	$—	$1,108	$—	$—	$—	$9	$—	$1,117
Post-restructuring outstanding recorded investment	$—	$1,108	$—	$—	$—	$9	$—	$1,117

Troubled debt restructurings during the three months ended September 30, 2013
Number of contracts	—	1	—	—	—	—	—	1
Pre-restructuring outstanding recorded investment	$—	$640	$—	$—	$—	$—	$—	$640
Post-restructuring outstanding recorded investment	$—	$640	$—	$—	$—	$—	$—	$640

Troubled debt restructurings during the nine months ended September 30, 2013
Number of contracts	—	2	—	—	—	—	—	2
Pre-restructuring outstanding recorded investment	$—	$1,460	$—	$—	$—	$—	$—	$1,460
Post-restructuring outstanding recorded investment	$—	$1,460	$—	$—	$—	$—	$—	$1,460
At September 30, 2014 and 2013, there were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the three and nine months ended September 30, 2014 and, 2013, respectively. At September 30, 2014 and 2013, the Company had no commitments to lend additional funds to any borrowers with loans whose terms have been modified under troubled debt restructurings.
Modifications primarily relate to extending the amortization periods of the loans and interest rate concessions. The majority of these loans were identified as impaired prior to restructuring; therefore, the modifications did not materially impact the Company’s determination of the allowance for loan losses.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents information regarding the aging of past due loans by loan class as of September 30, 2014 and December 31, 2013:

	Loans 30-89 Days Past Due	Loans 90 or More Past Due	Total Past Due Loans	Current Loans	Total Loans
September 30, 2014
Commercial	$505	$8	$513	$586,975	$587,488
Commercial real estate, land and land development	295	124	419	1,626,083	1,626,502
Residential real estate	1,787	388	2,175	477,539	479,714
Single-family interim construction	—	—	—	116,785	116,785
Agricultural	17	—	17	43,558	43,575
Consumer	168	49	217	36,750	36,967
Other	—	—	—	161	161
	$2,772	$569	$3,341	$2,887,851	$2,891,192
December 31, 2013
Commercial	$257	$357	$614	$240,564	$241,178
Commercial real estate, land and land development	2,076	73	2,149	971,607	973,756
Residential real estate	1,322	1,603	2,925	335,729	338,654
Single-family interim construction	—	170	170	82,974	83,144
Agricultural	3	—	3	40,555	40,558
Consumer	97	1	98	45,664	45,762
Other	—	—	—	108	108
	$3,755	$2,204	$5,959	$1,717,201	$1,723,160
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

A summary of loans by credit quality indicator by class as of September 30, 2014 and December 31, 2013, is as follows:

	Pass	Pass/ Watch	OAEM	Substandard	Doubtful	Total
September 30, 2014
Commercial	$576,180	$9,355	$1,496	$457	$—	$587,488
Commercial real estate, construction, land and land development	1,599,245	9,381	6,384	11,492	—	1,626,502
Residential real estate	471,541	2,680	195	5,298	—	479,714
Single-family interim construction	116,785	—	—	—	—	116,785
Agricultural	43,510	58	—	7	—	43,575
Consumer	36,818	44	8	97	—	36,967
Other	161	—	—	—	—	161
	$2,844,240	$21,518	$8,083	$17,351	$—	$2,891,192
December 31, 2013
Commercial	$231,080	$7,199	$1,311	$1,453	$135	$241,178
Commercial real estate, construction, land and land development	952,863	10,697	2,982	7,214	—	973,756
Residential real estate	328,918	5,379	454	3,903	—	338,654
Single-family interim construction	83,144	—	—	—	—	83,144
Agricultural	40,328	210	—	20	—	40,558
Consumer	45,556	82	39	85	—	45,762
Other	108	—	—	—	—	108
	$1,681,997	$23,567	$4,786	$12,675	$135	$1,723,160
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
The following table summarizes the outstanding balance and related carrying amount of purchased credit impaired loans by acquired bank as of the respective acquisition date for the acquisitions occurring in 2014 and 2013:

	Acquisition Date
	April 15, 2014	January 1, 2014	November 30, 2013
	Bank of Houston	Live Oak	Collin Bank
Outstanding balance	$55,718	$3,583	$11,897
Nonaccretable difference	(5,798)	(519)	(1,810)
Accretable yield	(2,579)	(182)	(408)
Carrying amount	$47,341	$2,882	$9,679

The carrying amount of all acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at September 30, 2014 and December 31, 2013, were as follows:

	September 30, 2014	December 31, 2013
Outstanding balance	$61,690	$15,768
Carrying amount	52,680	13,777
At September 30, 2014 and December 31, 2013, there was no allocation established in the allowance for loan losses related to purchased credit impaired loans.

Note 5. Commitments and Contingencies

Financial Instruments with Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of this instrument. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At September 30, 2014 and December 31, 2013, the approximate amounts of these financial instruments were as follows:

	September 30,	December 31,
	2014	2013
Commitments to extend credit	$559,620	$365,575
Standby letters of credit	7,147	2,120
	$566,767	$367,695
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
Letters of credit are written conditional commitments used by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan arrangements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table above. If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of September 30, 2014 and December 31, 2013, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

Litigation
The Company is involved in certain legal actions arising from normal business activities. Management believes that the outcome of such proceedings will not materially affect the financial position, results of operations or cash flows of the Company.

Lease Commitments
The Company leases certain branch facilities and other facilities. Rent expense related to these leases amounted to $391 and $907 for the three and nine months ended September 30, 2014, respectively, and $168 and $538 for the three and nine months ended September 30, 2013, respectively.

Note 6. Repurchase Agreements and Other Borrowings

The Company assumed repurchase agreement accounts in the Live Oak acquisition on January 1, 2014. At September 30, 2014 and December 31, 2013, repurchase accounts totaled $5,235 and $0, respectively. Securities held in safekeeping totaling $5,890 are pledged as security on these repurchase agreement accounts.

In June 2014, the Company entered into a $35 million unsecured revolving line of credit with an unrelated bank. The line bears interest at LIBOR plus 2.50% and matures May 3, 2015. As of September 30, 2014 there is no outstanding balance on the line.

In July 2014, the Company issued $65 million of 5.875% subordinated notes (Notes) which are due August 1, 2024. Interest on the Notes will be payable semiannually beginning February 1, 2015. The notes may not be redeemed prior to maturity and meet the criteria to be recognized as Tier 2 capital for regulatory purposes.

Other borrowings, including those borrowings due to related parties totaled $72,730 and $7,730 at September 30, 2014 and December 31, 2013, respectively.

Note 7. Income Taxes

In connection with the initial public offering, the Company terminated its S-Corporation status and became a taxable entity (C Corporation) on April 1, 2013. As such, any periods prior to March 31, 2013 do not reflect income tax expense.

Income tax expense for the three and nine months ended September 30, 2014 and 2013 was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Current income tax expense	$4,543	$1,927	$9,564	$3,932
Initial recording of deferred tax benefit	—	—	—	(1,760)
Income tax expense for the period	$4,543	$1,927	$9,564	$2,172
Effective tax rate	33.6%	32.7%	33.6%	12.3%

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

The following table represents assets reported on the consolidated balance sheets at their fair value on a recurring basis as of September 30, 2014 and December 31, 2013 by level within the ASC Topic 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014
Measured on a recurring basis:
Assets:
Investment securities available for sale:
U.S. treasuries	$1,008	$—	$1,008	$—
Government agency securities	67,407	—	67,407	—
Obligations of state and municipal subdivisions	74,637	—	74,637	—
Corporate bonds	1,069	—	1,069	—
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC and FHR	91,723	—	91,723	—
December 31, 2013
Measured on a recurring basis:
Assets:
Investment securities available for sale:
U.S. treasuries	$3,513	$—	$3,513	$—
Government agency securities	94,415	—	94,415	—
Obligations of state and municipal subdivisions	36,615	—	36,615	—
Corporate bonds	2,052	—	2,052	—
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC and FHR	57,443	—	57,443	—
There were no transfers between level categorizations for the periods presented.
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
Contingent consideration, related to the acquisition of Town Center Bank in 2010, was reported at fair value using Level 3 inputs. The contingent consideration was remeasured on a recurring basis based on the expected present value of cash flows to be paid to the shareholders of the acquired institution using a market discount rate. In August 2013, the Company paid the final contingent payment. The following table presents the activity in the contingent consideration for the nine months ended September 30, 2013:

Nine months ended September 30,
2013
Balance, beginning of period	$290
Settlements	(287)
Change in estimated payments to be made	(3)
Balance, end of period	$—

In accordance with ASC Topic 820, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at September 30, 2014 and December 31, 2013, for which a nonrecurring change in fair value has been recorded:

		Fair Value Measurements at Reporting Date Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Period Ended Total (Gains) Losses
September 30, 2014
Measured on a nonrecurring basis:
Assets:
Impaired loans	$2,453	$—	$—	$2,453	$(3)
Other real estate	138	—	—	138	$22

December 31, 2013
Measured on a nonrecurring basis:
Assets:
Impaired loans	$1,514	$—	$—	$1,514	$497
Other real estate	2,449	—	—	2,449	537
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
In addition, mortgage loans held for sale are required to be measured at the lower of cost or fair value. The fair value of mortgage loans held for sale is based upon binding quotes or bids from third party investors. As of September 30, 2014 and December 31, 2013, all mortgage loans held for sale were recorded at cost.

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
Repurchase agreements and other borrowings: The carrying value of repurchase agreements approximates fair value due to the short term nature. The fair values of private subordinated debentures are based upon prevailing rates on similar debt in the market place. The subordinated notes that are publicly traded are valued based on indicative bid prices based upon market pricing observations in the current market.
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

The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instruments were as follows at September 30, 2014 and December 31, 2013:

			Fair Value Measurements at Reporting Date Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014
Financial assets:
Cash and cash equivalents	$249,769	$249,769	$249,769	$—	$—
Securities available for sale	235,844	235,844	—	235,844	—
Loans held for sale	1,811	1,811	—	1,811	—
Loans, net	2,874,084	2,895,276	—	2,893,319	1,957
FHLB of Dallas stock and other restricted stock	15,715	15,715	—	15,715	—
Accrued interest receivable	8,025	8,025	—	8,025	—
Financial liabilities:
Deposits	2,813,660	2,816,258	—	2,816,258	—
Accrued interest payable	1,936	1,936	—	1,936	—
FHLB advances	324,424	323,936	—	323,936	—
Repurchase agreements	5,235	5,235	—	5,235	—
Other borrowings	72,730	74,884	—	74,884	—
Junior subordinated debentures	18,147	18,127	—	18,127	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2013
Financial assets:
Cash and cash equivalents	$93,054	$93,054	$93,054	$—	$—
Securities available for sale	194,038	194,038	—	194,038	—
Loans held for sale	3,383	3,383	—	3,383	—
Loans, net	1,709,200	1,714,815	—	1,710,228	4,587
FHLB of Dallas stock and other restricted stock	9,494	9,494	—	9,494	—
Accrued interest receivable	4,713	4,713	—	4,713	—
Financial liabilities:
Deposits	1,710,319	1,712,654	—	1,712,654	—
Accrued interest payable	948	948	—	948	—
FHLB advances	187,484	189,092	—	189,092	—
Other borrowings	7,730	8,061	—	8,061	—
Junior subordinated debentures	18,147	18,099	—	18,099	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

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
The following table summarizes the activity in nonvested shares for the nine months ended September 30, 2014 and 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2013	306,524	$22.75
Granted during the period	189,069	56.70
Vested during the period	(121,364)	19.93
Forfeited during the period	(1,194)	30.37
Nonvested shares, September 30, 2014	373,035	$40.85

Nonvested shares, December 31, 2012	208,608	$17.07
Granted during the period	119,540	28.68
Vested during the period	(22,716)	14.30
Nonvested shares, September 30, 2013	305,432	$22.16
Compensation expense related to these awards is recorded based on the fair value of the award at the date of grant and totaled $841 and $2,011 for the three and nine months ended September 30, 2014, respectively and $455 and $1,049 for the three and nine months ended September 30, 2013, respectively. Compensation expense is recorded in salaries and employee benefits in the accompanying consolidated statements of income. At September 30, 2014, future compensation expense is estimated to be $12,662 and will be recognized over a remaining weighted average period of 3.69 years.
The fair value of common stock awards that vested during the nine months ended September 30, 2014 and 2013 was $6,288 and $641, respectively. The Company has recorded $1,326 and $9 to additional paid in capital, which represents the excess tax benefit recognized on the vested shares for the nine months ended September 30, 2014 and 2013, respectively.
At September 30, 2014, the future vesting schedule of the nonvested shares is as follows:

First year	84,041
Second year	83,920
Third year	97,110
Fourth year	75,364
Fifth year	32,600
Total nonvested shares	373,035
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2014 and December 31, 2013, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2014 and December 31, 2013, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized," the Bank must maintain minimum total risk based, Tier I risk based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The actual capital amounts and ratios of the Company and Bank as of September 30, 2014 and December 31, 2013, are presented in the following table:

	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2014
Total capital to risk weighted assets:
Consolidated	$384,794	13.36%	$230,356	8.00%	N/A	N/A
Bank	361,351	12.57	229,997	8.00	$287,496	10.00%
Tier I capital to risk weighted assets:
Consolidated	297,770	10.34	115,178	4.00	N/A	N/A
Bank	344,511	11.98	114,998	4.00	172,498	6.00%
Tier I capital to average assets:
Consolidated	297,770	8.50	140,132	4.00	N/A	N/A
Bank	344,511	9.98	138,090	4.00	172,613	5.00%

December 31, 2013
Total capital to risk weighted assets:
Consolidated	$234,794	13.83%	$135,801	8.00%	N/A	N/A
Bank	212,656	12.54	135,648	8.00	$169,560	10.00%
Tier I capital to risk weighted assets:
Consolidated	214,650	12.64	67,901	4.00	N/A	N/A
Bank	198,696	11.72	67,824	4.00	101,736	6.00%
Tier I capital to average assets:
Consolidated	214,650	10.71	80,204	4.00	N/A	N/A
Bank	198,696	9.97	79,710	4.00	99,637	5.00%

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

The SBLF Preferred Stock qualifies as Tier 1 capital. The holders of SBLF Preferred Stock are entitled to receive non-cumulative dividends, payable quarterly. The dividend rate was determined based on the level of Qualified Small Business Lending at BOH Holdings and was set at 1.00% at time of acquisition. The Company qualified for the 1.00% rate continuing through January 2016, at which time the dividend rate will increase to 9.00%. During the three and nine months ended September 30, 2014, the Company recorded preferred stock dividends of $60 and $109, respectively.

The Series A Preferred Stock is non-voting, except in limited circumstances. The Company may redeem the shares of Series A Preferred Stock, in whole or in part, at any time at a redemption price equal to the sum of the Liquidation Amount of $1,000 per share and the per share amount of any unpaid dividends for the then-current period, subject to any required prior approval by the Company’s primary federal banking regulator.

Note 12. Business Combinations

Collin Bank

During the nine months ended September 30, 2014, the Company made certain measurement-period adjustments to previous purchase accounting estimates for the November 30, 2013 acquisition of Collin Bank. The differences from estimated values resulted from completion of the valuations. The following table summarizes the previously reported estimates and the measurement-period adjustments made to asset and liability accounts to derive at the final purchase accounting allocations for Collin Bank.

	As Reported at December 31, 2013	Measurement Period Adjustments	Final Recorded Value
Assets of acquired bank:
Cash and cash equivalents	$22,792	$—	$22,792
Securities available for sale	62,373	—	62,373
Loans	72,611	(328)	72,283
Premises and equipment	141	—	141
Investment in FHLB stock	1,156	—	1,156
Goodwill	5,962	752	6,714
Core deposit intangible	600	(18)	582
Deferred tax asset	1,385	109	1,494
Other assets	775	10	785
Total assets	$167,795	$525	$168,320

Liabilities of acquired bank:
Deposits	$111,164	$505	$111,669
FHLB advances	26,000	—	26,000
Other liabilities	358	20	378
Total liabilities	$137,522	$525	$138,047
Common stock issued in the Collin Bank transaction	$11,861	$—	$11,861
Cash paid in the Collin Bank transaction	$18,412	$—	$18,412

Live Oak Financial Corp.
On January 1, 2014, the Company acquired 100% of the outstanding stock of Live Oak Financial Corp. and its wholly owned subsidiary, Live Oak State Bank, Dallas, TX (Live Oak) with one branch located east of downtown Dallas. The Company issued 235,594 shares of Company stock and paid $10.0 million in cash for the outstanding shares of Live Oak common stock.

The Company recognized goodwill of $6,988, which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair market value of identifiable assets acquired. The goodwill in this acquisition resulted from a combination of expected synergies and a desirable branch location. None of the goodwill recognized is expected to be deductible for income tax purposes.

During the nine months ended September 30, 2014, the Company made measurement-period adjustments to increase goodwill by $32, other assets by $18 and deposits by $50. The Company has incurred expenses related to the acquisition of approximately $354 and $357 during the nine months ended September 30, 2014 and year ended December 31, 2013, respectively, which is included in acquisition expenses in the consolidated statements of income. The acquisition is not considered significant to the Company’s financial statements and therefore, pro forma financial data is not included.

Non-credit impaired loans had a fair value of $68,256 at the date of acquisition and contractual balances of $68,351. The difference of $95 will be recognized into interest income as an adjustment to yield over the life of the loans.

Fair values of the assets acquired and liabilities assumed in this transaction as of the closing date are as follows:

Assets of acquired bank:
Cash and cash equivalents	$32,246
Securities available for sale	16,740
Loans	71,304
Premises and equipment	2,600
Goodwill	6,988
Core deposit intangible	882
Other assets	248
Total assets	$131,008

Liabilities of acquired bank:
Deposits	$105,010
Repurchase agreements	3,733
Other liabilities	565
Total liabilities	$109,308
Common stock issued in the Live Oak transaction	$11,700
Cash paid in the Live Oak transaction	$10,000

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

The Company has recognized a provisional amount of goodwill of approximately $165.2 million which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair market value of identifiable assets acquired. The goodwill in this acquisition resulted from a combination of expected synergies and entrance into a desirable Texas market. None of the goodwill recognized is expected to be deductible for income tax purposes.

The Company has incurred expenses related to the acquisition of approximately $1,715 for the nine months ended September 30, 2014, which is included in acquisition expenses in the consolidated statements of income. The Company incurred expenses of $592 during the year ended December 31, 2013. In addition, for the nine months ended September 30, 2014, the Company paid offering costs totaling $550 which were recorded as a reduction to stock issuance proceeds through additional paid in capital. Provisional estimates have been recorded for the acquisition as independent valuations have not been finalized. The Company does not not expect any significant differences from estimated values upon completion of the valuations.

Estimated fair values of the assets acquired and liabilities assumed in this transaction as of the closing date are as follows:

	Initially recorded at Acquisition Date	Measurement Period Adjustments	Adjusted Values
Assets of acquired bank:
Cash and cash equivalents	$135,525	$—	$135,525
Securities available for sale	59,141	—	59,141
Loans	786,761	(1,166)	785,595
Premises and equipment	7,211	—	7,211
Other real estate	1,191	33	1,224
Goodwill	164,766	397	165,163
Core deposit intangible	7,265	—	7,265
Other assets	27,394	162	27,556
Total assets acquired	$1,189,254	$(574)	$1,188,680

Liabilities of acquired bank:
Deposits	$820,752	$—	$820,752
FHLB Advances	95,000	—	95,000
Other liabilities	6,737	(574)	6,163
Total liabilities assumed	$922,489	$(574)	$921,915
Common stock issued at $57.75 per share	$208,817	$—	$208,817
Series A Preferred Stock Exchanged in connection with acquired bank	$23,938	$—	$23,938
Cash paid	$34,010	$—	$34,010
Pro forma net income for the nine months ended September 30, 2014 and 2013 was $19,519 and $23,710, respectively and pro forma revenue was $119,310 and $102,424, respectively had the transaction occurred as of January 1, 2014. Pro forma after tax net income for the year ended December 31, 2013 was $26,959 and pro forma revenue was $139,164 had the transaction occurred on January 1, 2013.

Note 13. Subsequent Events

Business Combination - Houston City Bancshares

On October 1, 2014, the Company acquired 100% of the outstanding stock of Houston City Bancshares, Inc. and its wholly owned subsidiary, Houston Community Bank, Houston, TX (HCB) with six branches located in the Houston area. The Company issued 637,856 shares of Company stock and paid approximately $16.8 million in cash for the outstanding shares of HCB common stock.

The Company recognized a provisional amount of goodwill of $19.6 million, which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair market value of identifiable assets acquired. The goodwill in this acquisition resulted from a combination of expected synergies and the intent to expand our presence in the Houston market. None of the goodwill recognized is expected to be deductible for income tax purposes.

Management is still evaluating the loan portfolio but does not anticipate a significant amount of credit-impaired loans.

The Company has incurred expenses related to the acquisition of approximately $180 and $337 during the three and nine months ended September 30, 2014, which is included in acquisition expenses in the consolidated statements of income. The acquisition is not considered significant to the Company’s financial statements and therefore, pro forma financial data is not included.

Provisional estimates have been recorded for the acquisition as independent valuations have not been finalized. The Company does not not expect any significant differences from estimated values upon completion of the valuations.

Estimated fair values of the assets acquired and liabilities assumed in this transaction as of the closing date are as follows:

Assets of acquired bank:
Cash and cash equivalents	$118,825
Securities available for sale	3,549
Loans	196,791
Premises and equipment	8,678
Goodwill	19,602
Core deposit intangible	1,801
Other assets	1,498
Total assets	$350,744

Liabilities of acquired bank:
Deposits	$303,092
Other liabilities	582
Total liabilities	$303,674
Common stock issued in the HCB transaction	$30,266
Cash paid for the HCB transaction	$16,804

Declaration of Dividends

On November 4, 2014, the Company declared a quarterly cash dividend in the amount of $0.06 per share of common stock to the stockholders of record on November 14, 2014. The dividend will be paid on November 26, 2014.

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

•
our actual cost savings resulting from the acquisitions of BOH Holdings, Houston City Bancshares, Live Oak Financial Corp. and Collin Bank are less than expected, we are unable to realize those cost savings as soon as expected or we incur additional or unexpected costs;

•	our revenues after the BOH Holdings, Inc., Houston City Bancshares, Live Oak Financial Corp. and Collin Bank acquisitions are less than expected;

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

At September 30, 2014, the Company operated 35 full service banking locations, with 22 located in the Dallas/North Texas region, 7 located in the Austin/Central Texas region and 6 in the Houston region. The Company’s headquarters are located at 1600 Redbud, Suite 400, McKinney, Texas 75069, and its telephone number is (972) 562-9004. The Company’s website address is www.ibtx.com. Information contained on the Company’s website is not incorporated by reference into this Quarterly Report on Form 10-Q and is not part of this or any other report.
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

Certain Events Affect Year-over-Year Comparability
Acquisitions. During 2013 and the first nine months of 2014, the Company completed three acquisitions. These acquisitions increased total assets, gross loans and deposits on the respective acquisition dates as detailed below.

	Acquisition Date	Total Assets	Gross Loans	Deposits
Collin Bank	November 29, 2013	$168.3 million	$72.3 million	$111.7 million
Live Oak Financial Corp.	January 1, 2014	131.0 million	71.3 million	105.0 million
BOH Holdings	April 15, 2014	1.2 billion	785.6 million	820.8 million
The comparability of the Company's consolidated financial condition as of December 31, 2013 and September 30, 2014 and results of operations for the three and nine months ended September 30, 2014 and 2013 are affected by these acquisitions.
In addition, as of September 30, 2014, the Company had one acquisition pending, Houston City Bancshares, which closed October 1, 2014.

S Corporation Status
From its formation in 2002 through March 31, 2013, the Company elected to be taxed for federal income tax purposes as an S corporation under the provisions of Section 1361 through 1379 of the Internal Revenue Code. As a result, the Company’s net income was not subject to, and the Company did not pay, U.S. federal income taxes, and the Company was not required to make any provision or recognize any liability for federal income tax in its financial statements for the periods ended on or prior to March 31, 2013. The Company terminated its status as an S corporation in connection with its initial public offering. Starting April 1, 2013, the Company became subject to corporate federal income tax and the Company’s net income for each subsequent fiscal year and each subsequent interim period will reflect a provision for federal income taxes. As a result of that change in the Company’s status under the federal income tax laws, the net income and earnings per share data presented in the Company’s historical financial statements set forth elsewhere in this report, which do not include any provision for federal income taxes, are not be comparable with the Company’s net income and earnings per share in periods in which the Company is taxed as a C corporation.
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

Discussion and Analysis of Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013

The following discussion and analysis of our results of operations compares our results of operations for the three and nine months ended September 30, 2014 with the three and nine months ended September 30, 2013. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results of operations that may be expected for all of the year ending December 31, 2014.

Results of Operations
For the three months ended September 30, 2014, net income was $9.0 million ($0.54 per common share on a diluted basis) compared with $4.0 million ($0.33 per common share on a diluted basis) for the three months ended September 30, 2013. The Company posted annualized returns on average common equity of 7.60% and 7.30%, returns on average assets of 0.95% and 0.81% and efficiency ratios of 60.5% and 68.6% for the three months ended September 30, 2014 and 2013, respectively. The efficiency ratio is calculated by dividing total noninterest expense (which does not include the provision for loan losses) by net interest income plus noninterest income.
For the nine months ended September 30, 2014, net income was $18.9 million ($1.25 per common share on a diluted basis) compared to $15.5 million ($1.43 per common share on a diluted basis) for the nine months ended September 30, 2013. The nine months ended September 30, 2013 includes the initial recording of the deferred tax benefit of $1.8 million due to the Company's change in taxable status effective April 1, 2013. Pro forma net income after excluding the Company's initial deferred tax benefit was $11.9 million ($1.10 per common share on a diluted basis) for the nine months ended September 30, 2013. The Company posted annualized returns on average common equity of 6.54% and 10.85%, returns on average assets of 0.81% and 1.12% and efficiency ratios of 66.5% and 67.0% for the nine months ended September 30, 2014 and 2013, respectively.
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
Net interest income was $32.4 million for the three months ended September 30, 2014, an increase of $13.5 million, or 75.3%, from $18.9 million at September 30, 2013. This increase is due primarily to a $1.4 billion increase, or 78.3%, in average interest earning assets to $3.2 billion for the three months ended September 30, 2014 compared to $1.8 billion for the three months ended September 30, 2013. The greatest part of the increases in interest-earning assets and interest-bearing deposits occurred as a result of the acquisitions the Company completed in November 2013, January 2014 and April 2014 but was also due in part to organic loan and deposit growth. The net interest margin for the three months ended September 30, 2014 decreased 16 basis points to 4.04% compared to 4.20% for the three months ended September 30, 2013. The decrease from the prior year is due to interest expense on subordinated debt issued in July 2014 (9 basis point effect on net interest margin for the quarter) and a decrease in loan yields of 55 basis points from the prior year. The average yield on interest earning assets decreased 25 basis points from 4.85% to 4.60%. The effect of this decrease was partially offset by a decrease in the average rate paid on interest bearing liabilities of 7 basis points from 0.80% to 0.73%. This change was due to a decrease in the cost of deposits and the repayment of notes payable and subordinated indebtedness during 2013 partially offset by the increase in other borrowings due to the new issuance of the subordinated debt.
Net interest income was $86.0 million for the nine months ended September 30, 2014, an increase of $30.1 million, or 56.4%, from $55.0 million for the same period in 2013. The increase is due primarily to a $1.1 billion increase, or 62.8%, in average interest earning assets to $2.8 billion for the nine months ended September 30, 2014 compared to $1.7 billion for the nine months ended September 30, 2013. The greatest part of the increases in interest-earning assets and interest-bearing deposits occurred as a result of the acquisitions the Company completed in November 2013, January 2014 and April 2014 but was also due in part to organic loan and deposit growth. The net interest margin for the nine months ended September 30, 2014 decreased 17 basis points to 4.16% compared to 4.33% for the nine months ended September 30, 2013. The average yield on interest earning assets decreased 37 basis points from 5.07% to 4.70%. The effect of this decrease was partially offset by a decrease in the average rate paid on interest bearing liabilities of 19 basis points from 0.89% to 0.70%.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis.  The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and nine months ended September 30, 2014 and 2013. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances.

	For The Three Months Ended September 30,
	2014			2013
	Average Outstanding Balance	Interest	Yield/ Rate (3)	Average Outstanding Balance	Interest	Yield/ Rate (3)
(dollars in thousands)
Interest-earning assets:
Loans (1)	$2,878,566	$35,633	4.91%	$1,535,460	$21,140	5.46%
Taxable securities	170,804	711	1.65	91,075	358	1.56
Nontaxable securities	69,784	404	2.30	29,926	258	3.42
Federal funds sold and other	67,908	192	1.12	131,422	85	0.26
Total interest-earning assets	3,187,062	$36,940	4.60	1,787,883	$21,841	4.85
Noninterest-earning assets	534,261			154,981
Total assets	$3,721,323			$1,942,864
Interest-bearing liabilities:
Checking accounts	$1,126,424	$1,288	0.45	$754,835	$952	0.50
Savings accounts	125,027	92	0.29	113,321	94	0.33
Money market accounts	111,675	94	0.33	56,161	39	0.28
Certificates of deposit	696,272	1,056	0.60	332,405	632	0.75
Total deposits	2,059,398	2,530	0.49	1,256,722	1,717	0.54
FHLB advances	303,458	975	1.27	162,009	819	2.01
Notes payable, repurchase agreements and other borrowings	56,413	871	6.13	13,819	253	7.26
Junior subordinated debentures	18,147	133	2.91	18,147	137	3.00
Total interest-bearing liabilities	2,437,416	4,509	0.73	1,450,697	2,926	0.80
Noninterest-bearing checking accounts	785,054			266,334
Noninterest-bearing liabilities	10,647			10,652
Stockholders’ equity	488,206			215,181
Total liabilities and equity	$3,721,323			$1,942,864
Net interest income		$32,431			$18,915
Interest rate spread			3.87%			4.05%
Net interest margin (2)			4.04			4.20
Average interest earning assets to interest bearing liabilities			130.76			123.24

(1)	Average loan balances include nonaccrual loans.

(2)
Net interest margins for the periods presented represent: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.

(3)	Yield and rates for the three-month periods are annualized.

	For The Nine Months Ended September 30,
	2014			2013
	Average Outstanding Balance	Interest	Yield/ Rate (3)	Average Outstanding Balance	Interest	Yield/ Rate (3)
(dollars in thousands)
Interest-earning assets:
Loans (1)	$2,454,773	$93,637	5.10%	$1,467,960	$62,347	5.68%
Taxable securities	177,144	2,187	1.65	84,975	999	1.57
Nontaxable securities	54,414	1,028	2.53	31,464	765	3.25
Federal funds sold and other	77,940	328	0.56	113,906	256	0.30
Total interest-earning assets	2,764,271	$97,180	4.70	1,698,305	$64,367	5.07
Noninterest-earning assets	323,291			154,770
Total assets	$3,087,562			$1,853,075
Interest-bearing liabilities:
Checking accounts	$1,012,012	$3,522	0.47	$723,561	$2,861	0.53
Savings accounts	123,862	273	0.29	113,424	279	0.33
Money market accounts	101,243	232	0.31	50,125	103	0.27
Certificates of deposit	626,008	2,847	0.61	319,001	1,935	0.81
Total deposits	1,863,125	6,874	0.49	1,206,111	5,178	0.57
FHLB advances	243,232	2,792	1.53	163,702	2,475	2.02
Notes payable, repurchase agreements and other borrowings	26,946	1,142	5.67	20,826	1,326	8.51
Junior subordinated debentures	18,147	402	2.96	18,147	408	3.01
Total interest-bearing liabilities	2,151,450	11,210	0.70	1,408,786	9,387	0.89
Noninterest-bearing checking accounts	528,481			247,330
Noninterest-bearing liabilities	8,968			5,634
Stockholders’ equity	398,663			191,325
Total liabilities and equity	$3,087,562			$1,853,075
Net interest income		$85,970			$54,980
Interest rate spread			4.00%			4.18%
Net interest margin (2)			4.16			4.33
Average interest earning assets to interest bearing liabilities			128.48			120.55

(1)	Average loan balances include nonaccrual loans.

(2)
Net interest margins for the periods presented represent: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.

(3)	Yield and rates for the nine-month periods are annualized.

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
Loans are charged off against the allowance for loan losses when determined appropriate. Although management believes it uses the best information available to make determinations with respect to the provision for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the determination.
The Company made a $976 thousand provision for loan losses for the three months ended September 30, 2014 compared to $830 thousand for the comparable period in 2013. Provision expense for the nine months ended September 30, 2014 was $3.6 million compared to $2.9 million for the same period in 2013. The increase in the provision for both periods was primarily to properly reserve for the organic growth in the Company’s loan portfolio. Net charge-offs were $355 thousand for the three months ended September 30, 2014 compared to $447 thousand for the three months ended September 30, 2013. Net chargeoffs for the nine months ended September 30, 2014 were $728 thousand compared to $1.3 million in the same period in 2013. The higher level of chargeoffs for 2013 primarily relate to the $516 thousand chargeoff of one large commercial real estate loan that was foreclosed and transferred to other real estate owned while net chargeoffs in 2014 have remained low.
Noninterest Income
The following table sets forth the components of noninterest income for the three and nine months ended September 30, 2014 and 2013 and the period-over-period variations in such categories of noninterest income:

	For the Three Months Ended September 30,		Variance	For the Nine Months Ended September 30,		Variance
(dollars in thousands)	2014	2013	2014 v. 2013	2014	2013	2014 v. 2013
Noninterest Income
Service charges on deposit accounts	$1,541	$1,248	$293	$4,205	$3,597	$608
Mortgage fee income	1,080	957	123	2,777	3,120	(343)
Gain on sale of loans	1,078	—	1,078	1,078	—	1,078
Gain on sale of other real estate	20	—	20	59	173	(114)
Loss on sale of premises and equipment	(22)	5	(27)	(22)	4	(26)
Increase in cash surrender value of bank owned life insurance	281	80	201	690	240	450
All other noninterest income	232	161	71	876	475	401
Total noninterest income	$4,210	$2,451	$1,759	$9,663	$7,609	$2,054
Total noninterest income increased $1.8 million, or 71.8% and $2.1 million, or 27.0% for the three and nine months ended September 30, 2014, respectively compared to the same periods in 2013. Significant changes in the components of noninterest income are discussed below.
Service charges on deposit accounts. Service charges on deposit accounts increased $293 thousand, or 23.5% and $608 thousand, or 16.9% for the three and nine months ended September 30, 2014, respectively as compared to the same periods in 2013. The increase in service charge income is due to an increase in deposit accounts due primarily to acquisition growth in late 2013 and the first nine months of 2014.
Mortgage fee income.  Mortgage fee income for the three months ended September 30, 2014 increased $123.0 thousand, or 12.9% but decreased $343 thousand, or 11.0% for the nine month period ended September 30, 2014 over the same periods in

2013. This overall decrease from 2013 is directly related to a reduced level of refinancings related to an increase in mortgage rates. However, the slight increase in third quarter 2014 is due to a recent decrease in mortgage rates and increased demand of this product in our Houston branches.
Gain on sale of loans. Gain on sale of loans for the three and nine months ended September 30, 2014 totaled $1.1 million due to the sale of a $12.0 million SBA loan portfolio in August 2014, which was was acquired in the BOH Holdings acquisition. No such sales occurred in the 2013 periods.
Gain on sale of other real estate owned. Gains on sale of other real estate were $20 and $59 thousand for the three and nine months ended September 30, 2014, respectively and $0 thousand and $173 thousand for the same periods in 2013. The 2013 sales relate to several sales of property including two sales of Adriatica property. In 2014, there were fewer sales transactions as a result of fewer other real estate properties on the books.
Increase in cash surrender value of bank owned life insurance. Increase in earnings on bank owned life insurance increased $201 thousand, or 251.3% and $450 thousand, or 187.5% for the three and nine months ended September 30, 2014, respectively compared to the same periods in 2013. The increase in earnings is due to additional investment in insurance policies in the fourth quarter of 2013 and insurance policies acquired in the BOH Holdings acquisition.
Other noninterest income. Other noninterest income for the three and nine months ended September 30, 2014 increased $71 thousand, or 44.1% and $401 thousand, or 84.4%, respectively, compared to the same periods in 2013. The increase for both periods is directly related to acquisitions completed in November 2013, January 2014 and April 2014.
Noninterest Expense
Noninterest expense increased $7.5 million, or 94.2% and $21.6 million, or 51.5%, for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. The overall increase from 2013 to 2014 is primarily due to increases in salaries and benefits expenses, occupancy expenses, data processing, acquisition expenses and other noninterest expenses related to completed acquisitions in November 2013, January 2014 and April 2014. The following table sets forth the components of the Company’s noninterest expense for the three and nine months ended September 30, 2014 and 2013 and the period-over-period variations in such categories of noninterest expense:

	For the Three Months Ended September 30,		Variance	For the Nine Months Ended September 30,		Variance
(dollars in thousands)	2014	2013	2014 v. 2013	2014	2013	2014 v. 2013
Noninterest Expense
Salaries and employee benefits	$12,551	$7,976	$4,575	$37,797	$23,688	$14,109
Occupancy	3,435	2,117	1,318	9,200	6,562	2,638
Data processing	472	357	115	1,420	969	451
FDIC assessment	426	253	173	1,246	241	1,005
Advertising and public relations	204	216	(12)	618	620	(2)
Communications	498	412	86	1,220	1,090	130
Other real estate owned expense, net	122	111	11	258	368	(110)
Net expenses of operations of IBG Adriatica	—	228	(228)	23	600	(577)
Impairment of other real estate	22	12	10	22	475	(453)
Core deposit intangible amortization	361	175	186	859	527	332
Professional fees	828	353	475	1,792	918	874
Acquisition expense, including legal	629	474	155	2,628	602	2,026
Other	2,614	1,966	648	6,498	5,297	1,201
Total noninterest expense	$22,162	$14,650	$7,512	$63,581	$41,957	$21,624

Salaries and Employee Benefits.  Salaries and employee benefits expense, which historically has been the largest component of the Company’s noninterest expense, increased $4.6 million, or 57.4% and $14.1 million, or 59.6% for the three and nine months ended September 30, 2014, compared to the same periods in 2013. The increase was primarily attributable to an increase in the number of the Company’s full-time equivalent employees, which resulted from the three acquisitions the Company completed in November 2013, January 2014 and April 2014 as well as the addition of new lending personnel in our growth markets. In addition, there was approximately $4.0 million in compensation to certain Bank of Houston officers that entered into employment agreements with the Company during the second quarter of 2014.
Occupancy Expense.  Occupancy expense increased $1.3 million, or 62.3% and $2.6 million, or 40.2% for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The increase for both periods resulted from higher maintenance contract expense, building lease expenses and property taxes, attributable primarily to the three acquisitions completed and the establishment of the Company’s new Austin building in May 2013. Seven branches were added as a result of these acquisitions.
Data Processing. Data processing fees increased $115 thousand, or 32.2% and $451 thousand, or 46.5% for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The change is due to increased online banking fees and other costs related directly to an increase in accounts over the same period prior year, related both to organic growth and growth through acquisitions as well as processing fees paid for Live Oak Financial Corp. and BOH Holdings for their operational core systems prior to their conversion to the Company's platform.
FDIC Assessment. FDIC assessment expense increased $173 thousand, or 68.4% and $1.0 million, or 417.0% for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The increase in both periods is due to a higher assessment associated with an increase in deposit accounts, both due to organic growth and growth through acquisitions. In addition, the increase for the nine-month period is due to a non-recurring refund of $504 thousand of the Company's prepaid assessment during the second quarter of 2013.
Net Expenses of Operations of IBG Adriatica. Net Adriatica expenses decreased $228 thousand and $577 thousand for the three and nine months ended September 30, 2014, respectively, compared to the same period in 2013. The decrease was due to the sale of the remaining Adriatica properties in the fourth quarter of 2013. IBG Adriatica was dissolved during the first quarter of 2014.
Other Real Estate Impairment.  Other real estate impairment totaling $12 and $475 thousand was recognized during the three and nine months ended September 30, 2013, while there was only $22 thousand in impairment charges recognized for the same periods in 2014. Approximately $225 thousand of the expense for the nine months ended June 30, 2013 was related to an ORE property located in the Austin, Texas area that was in negotiation to sell at a lower amount than the recorded book value. The remaining impairment expense for that period was recorded on two properties located in Frisco, Texas, for which the Company had obtained updated appraisals.
Core Deposit Intangible Amortization. Amortization expense on core deposit intangibles increased $186 and $332 for the three and nine months ended September 30, 2014, respectively over the same periods in 2013. The increase is due primarily to core deposit intangibles of $8,729 acquired in the three acquisitions occurring in November 2013, January 2014 and April 2014. Core deposit intangibles are being amortized on the straight line method over 10 years.
Professional Fees. Professional fees increased $475 thousand, or 134.6% and $874 thousand, or 95.2% for the three and nine months ended September 30, 2014, respectively, over the same periods in 2013. The increase for both periods is due to an increase in attorney and accountants fees related to more SEC filings in 2014 including the Company's annual report, proxy, shelf and other registration statements.
Acquisition Expense.  Acquisition expense is primarily legal, advisory and accounting fees associated with services to facilitate the acquisition of other banks. Acquisition expenses also include data processing conversion costs. Total acquisition expenses for the three and nine months ended September 30, 2014, increased $155.0 thousand and $2.0 million, respectively, over the same period in 2013. The increase is due to timing of completed acquisitions. While no acquisitions occurred in the first three or nine months of 2013, there were expenses being incurred related to the acquisition that was completed in October 2012 and also for the acquisition of Collin Bank, which had been announced and was closed October 2013. The increase in acquisition-related expenses for the three and nine months ended September 30, 2014 is due to expenses related to the Live Oak Financial Corp. transaction, which closed in January 2014, significant expenses related to the acquisition of BOH Holdings, which closed on April 15, 2014 and other expenses related to the announced acquisition of Houston City Bancshares, which subsequently closed on October 1, 2014.
Other.  Other expense increased by $648 thousand, or 33.0% and $1.2 million, or 22.7% for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The majority of the increases relate to general increases in operations due to organic growth within the Company as well as acquisition activity occurring in November 2013, January 2014 and April 2014.

Income Tax Expense
Income tax expense was $4.5 million and $9.6 million for the three and nine months ended September 30, 2014, which is an effective tax rate of 33.6% for both periods. Income tax expense was $1.9 million and $2.2 million for the three and nine months ended September 30, 2013, which is an effective tax rate of 32.7% and 12.3%, respectively. As a result of its prior status as an S corporation as discussed above, the Company had no federal tax expense for the periods prior to March 31, 2013 and was not subject to income tax expense until April 1, 2013, the date which it became a taxable entity. As such, tax expense for the nine month period ended September 30, 2013 was affected by this change in status as the Company did not pay income taxes for the first three months of the year. Furthermore, the Company recorded an initial deferred tax benefit of $1.8 million in the second quarter of 2013, which resulted in reported income tax expense of $2.2 million for the nine month period. After taking these items into consideration, it was determined that pro forma tax expense would have been $5.8 million for the nine months ended September 30, 2013, which is an effective tax rate 32.8% on a pro forma basis.

Discussion and Analysis of Financial Condition
The following discussion and analysis of the Company’s financial condition discusses and analyzes the financial condition of the Company as of September 30, 2014 and December 31, 2013.
Assets
The Company’s total assets increased by $1.6 billion, or 73.1%, to $3.7 billion as of September 30, 2014, from $2.2 billion at December 31, 2013. A large portion of this increase is due to the acquisitions of Live Oak Financial Corp. and BOH Holdings, which had assets of approximately $131.0 million and $1.2 billion at time of acquisition (January 1, 2014 and April 15, 2014, respectively).
Loan Portfolio
The following table presents the balance and associated percentage of each major category in our loan portfolio as of September 30, 2014 and December 31, 2013:

(dollars in thousands)	September 30, 2014		December 31, 2013
Commercial	$587,488	20.3%	$241,178	14.0%
Real estate:
Commercial	1,336,416	46.2	843,436	48.9
Commercial construction, land and land development	290,086	10.0	130,320	7.5
Residential (1)	481,525	16.7	342,037	19.8
Single family interim construction	116,785	4.0	83,144	4.8
Agricultural	43,575	1.5	40,558	2.3
Consumer	36,967	1.3	45,762	2.7
Other	161	—	108	—
	2,893,003	100.0%	1,726,543	100.0%
Deferred loan fees	(268)		—
Allowance for loan losses	(16,840)		(13,960)
Total loans, net	$2,875,895		$1,712,583

(1) Includes mortgage loans held for sale as of September 30, 2014 and December 31, 2013 of $1.8 million and $3.4 million, respectively.

Our loan portfolio is the largest category of our earning assets. As of September 30, 2014 and December 31, 2013, loans, net of allowance for loan losses, totaled $2.876 billion and $1.713 billion, respectively, which is an increase of 67.9% between the two dates. The growth in the loan portfolio from December 31, 2013 to September 30, 2014 is primarily due to approximately $71.3 million and $785.6 million in acquired loans in the Live Oak Financial Corp. and BOH Holdings transactions respectively, but also due in part to organic growth.

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

(dollars in thousands)	September 30, 2014	December 31, 2013
Nonaccrual loans
Commercial	$54	$357
Real estate:
Commercial real estate, construction, land and land development	208	253
Residential real estate	1,998	1,852
Single-family interim construction		170
Consumer	66	43
Total nonaccrual loans (1)	2,326	2,675
Loans delinquent 90 days or more and still accruing
Consumer	6	—
Total loans delinquent 90 days or more and still accruing	6	—
Troubled debt restructurings, not included in nonaccrual loans
Commercial	80	107
Real estate:
Commercial real estate, construction, land and land development	4,702	5,090
Residential real estate	1,262	1,288

Consumer	9	1
Total troubled debt restructurings, not included in nonaccrual loans	6,053	6,486
Total nonperforming loans	8,385	9,161
Other real estate owned (Bank only):
Commercial real estate, construction, land and land development	4,084	3,322
Total other real estate owned	4,084	3,322
Total nonperforming assets	$12,469	$12,483
Ratio of nonperforming loans to total loans	0.29%	0.53%
Ratio of nonperforming assets to total assets	0.33	0.58

(1)	Nonaccrual loans include troubled debt restructurings of $1.4 million and $1.5 million as of September 30, 2014 and December 31, 2013, respectively.

Nonaccrual loans decreased slightly to $2.3 million at September 30, 2014 from $2.7 million as of December 31, 2013. Troubled debt restructurings that were also on nonaccrual status totaled $1.4 million and $1.5 million at September 30, 2014 and December 31, 2013, respectively.

As of September 30, 2014, the Company had a total of 51 loans with an aggregate principal balance of $11.4 million that were not currently nonaccrual loans, 90 days past due loans or troubled debt restructurings, but where the Company had information about possible credit problems of the borrowers that caused the Company’s management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that could result in those loans becoming nonaccrual loans, 90 days past due loans or troubled debt restructurings in the future.
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
Allowance for Loan Losses. The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The Company’s allowance for loan losses represents the Company’s estimate of probable and reasonably estimable loan losses inherent in loans held for investment as of the respective balance sheet date. The Company’s methodology for assessing the adequacy of the allowance for loan losses includes a general allowance for performing loans, which are grouped based on similar characteristics, and an allocated allowance for individual impaired loans. Actual credit losses or recoveries are charged or credited directly to the allowance. As of September 30, 2014, the allowance for loan losses amounted to $16.8 million, or 0.58% of total loans, compared with $14.0 million, or 0.81% of total loans as of December 31, 2013. The decrease in this ratio is attributable to loans acquired in the Live Oak and BOH Holdings acquisitions that are recorded at fair value and do not have an allowance as of September 30, 2014.
The allowance for loan losses to nonperforming loans has increased from 152.39% at December 31, 2013 to 200.83% at September 30, 2014 due to the combination of a slight decrease in nonperforming loans and a slight increase in the recorded level of allowance. Nonperforming loans have improved slightly to $8.4 million at September 30, 2014 compared to $9.2 million at December 31, 2013 and the ratio of nonperforming loans to total loans has improved significantly to 0.29% compared to 0.53% at December 31, 2013 due primarily to loan growth through acquisitions but also in part through organic loan growth.

Securities Available for Sale
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit, interest rate and duration risk. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions.
The Company had no sales of securities during the three and nine months ended September 30, 2014 and 2013. Securities represented 6.3% and 9.0% of the Company’s total assets at September 30, 2014 and December 31, 2013, respectively.
Management evaluates securities for other-than-temporary impairment (OTTI) on at least a quarterly basis and more frequently when economic of market conditions warrant such an evaluation. Management does not intend to sell any debt securities it holds and believes the Company more likely than not will not be required to sell any debt securities it holds before their anticipated recovery, at which time the Company will receive full value for the securities. Management has the ability and intent to hold the securities classified as available for sale that were in a loss position as of September 30, 2014 for a period of time sufficient for an entire recovery of the cost basis of the securities. For those securities that are impaired, the unrealized losses are largely due to interest rate changes. The fair value is expected to recover as the securities approach their maturity date. Management believes any impairment in the Company’s securities at September 30, 2014 is temporary and no impairment has been realized in the Company’s consolidated financial statements.

Capital Resources and Regulatory Capital Requirements

Total stockholder’s equity was $500.3 million at September 30, 2014 compared with $233.8 million at December 31, 2013, an increase of approximately $266.5 million. The increase was due primarily to the issuance of common stock totaling $219.9 million in connection with the Company's acquisition of Live Oak Financial Corp. and BOH Holdings and issuance of Series A preferred stock of $23.9 million. In addition, there was stock awards amortization of $2.0 million, $1.3 million in excess tax benefits on vested restricted stock, an increase of $3.2 million in unrealized gain (loss) on available for sale securities and net income of $18.9 million earned by the Company for the nine months ended September 30, 2014, offset by dividends paid of $2.8 million.

Banking regulators measure capital adequacy by means of the risk-based capital ratio and leverage ratio.  The risk based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories ranging from 0% to 100%.  Regulatory capital is then divided by risk weighted assets to determine the risk adjusted capital ratios.  The leverage ratio is computed by dividing shareholders’ equity less intangible assets by quarter-to-date average assets less intangible assets. As of September 30, 2014, we exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	As of September 30, 2014
	Actual	Required to be considered well capitalized	Required to be considered adequately capitalized
	Ratio	Ratio	Ratio
Tier 1 capital to average assets ratio	8.50%	≥5.00%	4.00-5.00%
Tier 1 capital to risk-weighted assets ratio	10.34	≥6.00	4.00-6.00
Total capital to risk-weighted assets ratio	13.36	≥10.00	8.00-10.00
During the nine months ended September 30, 2014, the Company issued $65 million of 5.875% subordinated notes (Notes) which are due August 1, 2024. The notes may not be redeemed prior to maturity and meet the criteria to be recognized as Tier 2 capital for regulatory purposes.

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
Liquidity risk management is an important element in the Company’s asset/liability management process. The Company’s short-term and long-term liquidity requirements are primarily to fund on-going operations, including payment of interest on deposits and debt, extensions of credit to borrowers, capital expenditures and shareholder dividends. These liquidity requirements are met primarily through cash flow from operations, redeployment of pre-paid and maturing balances in the Company’s loan and investment portfolios, debt financing and increases in customer deposits. The Company’s liquidity position is supported by management of liquid assets and liabilities and access to alternative sources of funds. Liquid assets include cash, interest-bearing deposits in banks, federal funds sold, securities available for sale and maturing or prepaying balances in the Company’s investment and loan portfolios. Liquid liabilities include core deposits, federal funds purchased, securities sold under repurchase agreements and other borrowings. Other sources of liquidity include the sale of loans, the ability to acquire additional national market non core deposits, the issuance of additional collateralized borrowings such as FHLB advances, the issuance of debt securities, borrowings through the Federal Reserve’s discount window and the issuance of equity securities. For additional information regarding the Company’s operating, investing and financing cash flows, see the Consolidated Statements of Cash Flows provided in the Company’s consolidated financial statements.
In addition to the liquidity provided by the sources described above, Independent Bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of September 30, 2014, the Bank had established federal funds lines of credit with five unaffiliated banks totaling $125.0 million with no amounts advanced against those lines at that time. In addition, the Company had an unsecured line of credit totaling $35.0 million at an unaffiliated commercial bank. Based on the values of stock, securities, and loans pledged as collateral, as of September 30, 2014, the Company had additional borrowing capacity with the FHLB of $692.1 million.

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
During the three and nine months ended September 30, 2014, the Company acquired deposit accounts and repurchase agreements in the Live Oak Financial Corp. and BOH Holdings transactions. In addition, the Company assumed leases for four of the BOH Holdings branch locations. The Company also issued $65 million in subordinated debt in July 2014. Other than acquired accounts, subordinate debt issued and normal changes in the ordinary course of business, there have been no significant changes in the types of contractual obligations or amounts due since December 31, 2013.
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
Independent Bank’s commitments to extend credit and outstanding standby letters of credit were $559.6 million and $7.1 million, respectively, as of September 30, 2014. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. The Company manages the Company’s liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that the Company will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.
Pending Acquisition
On June 2, 2014, the Company announced the planned acquisition of Houston City Bancshares and its subsidiary, Houston Community Bank (HCB), with assets, deposits and equity capital totaling approximately $320 million, $291 million and $28.3 million, respectively as of June 30, 2014. HCB currently has six locations located throughout the Houston metro area. This acquisition was completed October 1, 2014.

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
Goodwill and Core Deposit Intangible. The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. Prior to 2012, the evaluation of goodwill impairment was a two-step test. Under current accounting standards, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two step impairment test is unnecessary. If the Company concludes otherwise, then it is required to perform the first step of the two step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. The Company performs its impairment test annually as of December 31. There have been no circumstances since December 31, 2013 that would indicate any impairment has occurred, therefore, management does not believe goodwill is impaired as of September 30, 2014.

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
Our interest rate risk model indicated that we were in a balanced position in terms of interest rate sensitivity as of September 30, 2014. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income based on the interest rate risk model as of September 30, 2014:

Hypothetical Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
200	(0.7)%
100	(0.6)%
(100)	(4.0)%
These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each period-end and is based on future maturities and market pricing our over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities re-price in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

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
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Exhibit 3.3
Third Amended and Restated Bylaws of Independent Bank Group, Inc., which are incorporated herein by reference to Exhibit 3.2 to Amendment No. 1 to the S-1 Registration Statement filed with the SEC on March 18, 2013.

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

Exhibit 4.4
Subordinated Debt Indenture, dated as of June 25, 2014, between Independent Bank Group, Inc. and Wells Fargo Bank, National Association, in its capacity as Indenture Trustee, which is incorporated herein by reference to Exhibit 4.6 to the Registrant’s Amendment No. 1 to the S-3 Registration Statement filed with the SEC on June 25, 2014

Exhibit 4.5
First Supplemental Indenture, dated as of July 17, 2014, between Independent Bank Group, Inc. and Wells Fargo Bank Shareowner Services, in its capacity as Indenture Trustee, which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated July 17, 2014.

Exhibit 4.6
Form of Global Note to represent the 5.875% Subordinated Notes due August 1, 2024, of the Registrant, which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, dated July 17, 2014.

Exhibit 4.7
Independent Bank 401(k) Profit Sharing Plan, including related Adoption Agreement, which is incorporated herein by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on August 29, 2014.

The other instruments defining the rights of holders of the long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.

Exhibit 10.1
Amendment No. 1 to the Credit Agreement, dated July 14, 2014, between Independent Bank Group, Inc. and U.S. Bank National Association which is incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, dated July 17, 2014.

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

Explanatory Note: Mr. Daniel W. Brooks, Vice Chairman and Chief Risk Officer of the Company, is performing the functions of the principal executive officer of the Company as of the date of this Quarterly Report on Form 10-Q and, in such capacity, is signing and providing the certifications required by paragraphs (a) and (b) of Rule 13a-14 under the Securities Exchange Act of 1934, as amended, to be provided regarding this Quarterly Report on Form 10-Q by the Company’s principal executive officer or the person performing the functions thereof because Mr. David R. Brooks, the Company’s Chairman and Chief Executive Officer, is traveling outside of the United States.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Independent Bank Group, Inc.

Date: November 4, 2014	By: /s/ Daniel W. Brooks

Daniel W. Brooks
Vice Chairman and Chief Risk Officer

Date: November 4, 2014	By: /s/ Michelle S. Hickox

Michelle S. Hickox
Executive Vice President
Chief Financial Officer