Form 10-K
period 2014-12-31
Independent Bank Group, Inc.
filed 2015-02-27
CIK 1564618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For The Fiscal Year Ended December 31, 2014.

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
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non-affiliates based on the closing price of the common stock on the NASDAQ Global Market on June 30, 2014 was approximately $493,878,000 .
At February 26, 2015, the Company had outstanding 17,119,793 shares of common stock, par value $.01 per share.
Documents Incorporated By Reference:
Portions of the Company’s Proxy Statement relating to the 2015 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2014, are incorporated by reference into Part III, Items 10 - 14 of this Annual Report on Form 10-K.

INDEPENDENT BANK GROUP, INC. AND SUBSIDIARIES
Annual Report on Form 10-K
December 31, 2014

PART I

ITEM 1. BUSINESS
The disclosures set forth in this item are qualified by Item 1A. Risk Factors, and the section captioned “Forward-Looking Statements” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.
General
Independent Bank Group (the “Company”) is a registered bank holding company headquartered in McKinney, Texas, which is located in the northern portion of the Dallas-Fort Worth metropolitan area. The Company was organized as a Texas corporation on September 20, 2002. Through the Company’s wholly owned subsidiary, Independent Bank, a Texas state chartered bank, the Company provides a wide range of relationship-driven commercial banking products and services tailored to meet the needs of businesses, professionals and individuals. The Company operates 39 banking offices in the Dallas-Fort Worth metropolitan area, the Austin/Central Texas area, and the Houston metropolitan area. As of December 31, 2014, the Company had consolidated total assets of approximately $4.1 billion, total loans of approximately $3.2 billion, total deposits of approximately $3.2 billion and total stockholders’ equity of approximately $541 million.
The Company’s primary function is to own all of the stock of Independent Bank. Independent Bank is a locally managed community bank that seeks to provide personal attention and professional assistance to its customer base, which consists principally of small to medium sized businesses, professionals and individuals. Independent Bank’s philosophy includes offering direct access to its officers and personnel, providing friendly, informed and courteous service, local and timely decision making, flexible and reasonable operating procedures, and consistently applied credit policies.
The Company consummated the underwritten initial public offering of its common stock in April 2013. The Company’s common stock is traded on the NASDAQ Global Select Market.
Business Strategy
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
Grow Through Acquisitions. The Company plans to continue to take advantage of opportunities to acquire other banking franchises both within and outside the Company’s current footprint. Since mid-2010, the Company has completed eight acquisitions that the Company believes have enhanced shareholder value and the Company’s market presence. The following table summarizes each of the eight acquisitions completed since 2010.

Acquired Institution/Market	Date of Acquisition	Fair Value of Total Assets Acquired
		(dollars in thousands)
Town Center Bank Dallas/North Texas	July 31, 2010	$37,451
Farmersville Bancshares, Inc. Dallas/North Texas	September 30, 2010	$99,420
I Bank Holding Company, Inc. Austin/Central Texas	April 1, 2012	$172,587
The Community Group, Inc. Dallas/North Texas	October 1, 2012	$110,967
Collin Bank Dallas/North Texas	November 30, 2013	$168,320
Live Oak Financial Corp. Dallas/North Texas	January 1, 2014	$131,008
BOH Holdings, Inc. Houston, Texas	April 15, 2014	$1,188,712
Houston City Bancshares, Inc. Houston, Texas	October 1, 2014	$350,747*

* Estimated values subject to change pending final acquisition accounting adjustments

As noted in the table above, the Company completed three acquisitions in 2014, acquiring an aggregate of $1.67 billion in total assets. The assets acquired in these acquisitions represented 84.9% of the Company’s asset growth in 2014.

The BOH Holdings acquisition represented the Company’s entry into the Houston market. Houston City Bancshares was a follow on acquisition in the Houston market. Through these two acquisitions, the Company now operates 10 banking centers in the Houston metropolitan area with an aggregate of $1.32 billion in total assets.

The Company believes there will continue to be numerous small to mid-sized banking organizations available for acquisition in the Company’s existing market regions and in attractive new markets in Texas. At December 31, 2014, there were approximately 350 banks in Texas with total assets of less than $1 billion, which affords the Company future opportunities to make acquisitions that the Company believes would strengthen the Company’s business and increase its franchise value over the long term. The Company plans to explore additional opportunities in the growing sub markets within the Company’s current market regions as well as in attractive new markets such as Fort Worth and the San Antonio metropolitan area. Factors considered by the Company to evaluate expansion opportunities include a) similar management and operating philosophy, b) accretive to earnings and increase shareholder value, c) ability to improve efficiency, d) strategic expansion of Company footprint and e) enhance market presence in existing markets. The Company has a scalable infrastructure and experienced acquisition team which it believes will enable the Company to successfully integrate acquired banks. The Company intends to remain disciplined in its approach to acquisitions using appropriate valuation metrics.

Improve Efficiency and Increase Profitability. The Company employs a systematic and calculated approach to increasing the Company’s profitability and improving the Company’s efficiencies. The Company has updated the Company’s operating capabilities and created synergies within the Company in the areas of technology, data processing, finance, compliance and human resources. The Company believes that the Company’s scalable infrastructure provides the Company with an efficient operating platform from which to grow in the near term without incurring significant incremental noninterest expenses, which will enhance the Company’s returns.

Independent’s Community Banking Services

The Independent Way. Nearly a century after the Company’s beginning, the Company’s dedication to serving the needs of businesses and individuals in the Company’s communities remains stronger than ever. The Company strives to provide the Company’s customers with innovative financial products and services, local decision making and a level of service and responsiveness that is second to none. The Company’s innovative and independent spirit is balanced by adherence to fundamental banking principles that have enabled the Company to remain strong, sound and financially secure even during challenging economic times. The Company is also steeped in a tradition of civic pride as evidenced by the investment of the Company’s time, energies and financial resources in many local organizations to improve and benefit the Company’s communities.
Lending Operations. Through Independent Bank, the Company offers a broad range of commercial and retail lending products to businesses, professionals and individuals. Commercial lending products include owner-occupied commercial real estate loans, interim construction loans, commercial loans (such as SBA guaranteed loans, business term loans, equipment financing and lines of credit and energy related loans) to a diversified mix of small and midsized businesses, and loans to professionals, particularly medical practices. Retail lending products include residential first and second mortgage loans and consumer installment loans, such as loans to purchase cars, boats and other recreational vehicles.
The Company’s strategy is to maintain a broadly diversified loan portfolio by type and location. The Company’s loans are primarily real estate secured loans spread among a variety of types of borrowers, including owner occupied offices for small businesses, medical practices and offices, retail operations and multi-family properties. The Company’s loans are diversified geographically throughout the Company’s Dallas/North Texas region (approximately 42.1%), the Company’s Houston region (approximately 32.6%) and the Company’s Austin/Central Texas region (approximately 25.3%). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio” for a more detailed description of the Company’s lending operations.
Deposits. Deposits are the Company’s principal source of funds for use in lending and other general banking purposes. The Company provides a full range of deposit products and services, including a variety of checking and savings accounts, debit cards, online banking, mobile banking, eStatements and bank-by-mail and direct deposit services. The Company also offers business accounts and management services, including analyzed business checking, business savings, and treasury management services. The Company solicits deposits through its relationship-driven team of dedicated and accessible bankers and through community focused marketing.

Other Services. In connection with our relationship driven approach to our customers, the Company offers residential mortgages through our mortgage brokerage division. As a mortgage broker, the Company originates residential mortgages which are sold into the secondary market shortly after closing. The Company also provides wealth management services to its customers including investment advisory and other related services.

Competition
The Company competes in the commercial banking industry solely through Independent Bank and firmly believes that Independent Bank’s long-standing presence in the community and personal service philosophy enhance the Company’s ability to attract and retain customers. This industry is highly competitive, and Independent Bank faces strong direct competition for deposits, loans and other financial-related services. The Company competes with other commercial banks, thrifts and credit unions. Although some of these competitors are situated locally, others have statewide or nationwide presence. In addition, the Company competes with large banks in major financial centers and other financial intermediaries, such as consumer finance companies, brokerage firms, mortgage banking companies, insurance companies, securities firms, mutual funds and certain government agencies as well as major retailers, all actively engaged in providing various types of loans and other financial services. The Company believes that its banking professionals, the range and quality of products that the Company offers and its emphasis on building long-lasting relationships distinguishes Independent Bank from its competitors.

Employees
As of December 31, 2014, the Company employed approximately 511 persons. The Company provides extensive training to the Company’s employees in an effort to ensure that the Company’s customers receive superior customer service. None of the Company’s employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. The Company believes that the Company’s relations with the Company’s employees are good.
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
1600 Redbud Boulevard, Suite 400
McKinney, Texas 75069-3257
Attention: Michelle S. Hickox
Executive Vice President and Chief Financial Officer
Telephone: (972) 562-9004
Documents filed by the Company with the SEC are also available on the Company’s website, www.ibtx.com. Information furnished by the Company and information on, or accessible through, the SEC’s or the Company’s website is not part of this Annual Report on Form 10 K.

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
Independent Bank Group as a Bank Holding Company
As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, or the BHC Act, and to supervision, examination and enforcement by the Federal Reserve. The BHC Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. The Federal Reserve’s jurisdiction also extends to any company that the Company directly or indirectly controls, such as the Company’s nonbank subsidiaries.

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
Scope of Permissible Activities. Under the BHC Act, the Company is prohibited from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company that is not a bank or financial holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to or performing services for its subsidiary banks, except that the Company may engage in, directly or indirectly, and may own shares of companies engaged in, certain activities found by the Federal Reserve to be so closely related to banking or managing and controlling banks as to be a proper. These activities include, among others, operating a mortgage, finance, credit card or factoring company; performing certain data processing operations; providing investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, nonoperating basis; and providing certain stock brokerage and investment advisory services. In approving acquisitions or the addition of activities, the Federal Reserve considers, among other things, whether the acquisition or the additional activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.
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
Capital Adequacy Requirements. The Federal Reserve has historically utilized a system based upon risk-based capital guidelines under a two-tier capital framework to evaluate the capital adequacy of bank holding companies. Tier 1 capital generally consists of common stockholders’ equity, retained earnings, a limited amount of qualifying perpetual preferred stock, qualifying trust preferred securities and noncontrolling interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangibles. Tier 2 capital generally consists of certain hybrid capital instruments and perpetual debt, mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock, loan loss allowance, and unrealized holding gains on certain equity securities. The regulatory capital requirements are applicable to the Company because its total consolidated assets equal more than $500 million. Independent Bank is subject to the capital requirements of the FDIC.
Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum ratio of total capital to total risk-weighted assets of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. Risk-weighted assets exclude intangible assets such as goodwill and core deposit intangibles.
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
The federal banking agencies’ risk-based and leverage capital ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve guidelines also provide that banking organizations experiencing internal growth or making acquisitions must maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.
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
The new capital rule, when fully phased in, requires, among other things, a new common equity Tier 1 risk-based ratio with a minimum required ratio of 4.5% of total assets and an increase in the minimum required amount of Tier 1 capital from the current level of 4% of total assets to 6% of total risk weighted assets and the continuation of the requirement to maintain total capital of 8% of total risk-weighted assets. Moreover, the new rule requires banks to hold additional capital equal to 2.5% of total assets as a “capital conservation buffer” in order to avoid restrictions on certain activities, including the payment of dividends and certain bonuses. The new rule also provides for a “countercyclical capital buffer” that would be added to the capital conservation buffer generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk.
The Company became subject to the new capital rules on January 1, 2015. The Company believes that it will be in compliance with the new capital rules going forward and that the new capital rules will not have a material impact on the Company.

Proposed Liquidity Requirements. Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III final framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. One test, referred to as the liquidity coverage ratio, or LCR, is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other, referred to as the net stable funding ratio, or NSFR, is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incentivize banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The LCR was introduced as a requirement on January 1, 2015, but the NSFR will not be introduced as a requirement until January 1, 2018. These new standards are subject to further rulemaking and their terms could change before implementation.
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
Acquisitions by Bank Holding Companies. The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before it acquires all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve is required to consider, among other things, the effect of the acquisition on competition, the financial condition, managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served (including the record of performance under the Community Reinvestment Act, or CRA), the effectiveness of the applicant in combating money laundering activities and the extent to which the proposed acquisition would result in greater or more concentrated risks to the stability of the U.S. banking or financial system. The Company’s ability to make future acquisitions will depend on its ability to obtain approval for such acquisitions from the Federal Reserve. The Federal Reserve could deny the Company’s application based on the above criteria or other considerations. For example, the Company could be required to sell banking centers as a condition to receiving regulatory approval, which condition may not be acceptable to the Company or, if acceptable, may reduce the benefit of a proposed acquisition.
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
Regulation of Independent Bank
Independent Bank is a Texas-chartered banking association, the deposits of which are insured by the deposit insurance fund of the FDIC. Independent Bank is not a member of the Federal Reserve System; therefore, Independent Bank is subject to supervision and regulation by the FDIC and the TDB. Such supervision and regulation subject Independent Bank to special restrictions, requirements, potential enforcement actions and periodic examination by the FDIC and the TDB. Because the Federal Reserve regulates the Company, the Federal Reserve also has supervisory authority that directly affects Independent Bank.

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
Restrictions on Transactions with Affiliates and Insiders. Transactions between Independent Bank and its nonbanking subsidiaries and/or affiliates, including the Company, are subject to Section 23A of the Federal Reserve Act. In general, Section 23A of the Federal Reserve Act imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties that are collateralized by the securities or obligations of the Company or its subsidiaries. Covered transactions with any single affiliate may not exceed 10% of the capital stock and surplus of Independent Bank, and covered transactions with all affiliates may not exceed, in the aggregate, 20% of Independent Bank’s capital and surplus. For a bank, capital stock and surplus refers to the bank’s Tier 1 and Tier 2 capital, as calculated under the risk-based capital guidelines, plus the balance of the allowance for credit losses excluded from Tier 2 capital. Independent Bank’s transactions with all of its affiliates in the aggregate are limited to 20% of the foregoing capital. “Covered transactions” are defined by statute to include a loan or extension of credit to an affiliate, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In addition, in connection with covered transactions that are extensions of credit, Independent Bank may be required to hold collateral to provide added security to Independent Bank, and the types of permissible collateral may be limited. The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates.
Affiliate transactions are also subject to Section 23B of the Federal Reserve Act, which generally requires that certain transactions between Independent Bank and its affiliates be on terms substantially the same, or at least as favorable to Independent Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons.
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

Restrictions on Distribution of Subsidiary Bank Dividends and Assets. Dividends paid by Independent Bank have provided a substantial part of the Company’s operating funds, and for the foreseeable future, it is anticipated that dividends paid by Independent Bank to the Company will continue to be the Company’s principal source of operating funds. However, capital adequacy requirements serve to limit the amount of dividends that may be paid by Independent Bank. Under federal law, Independent Bank cannot pay a dividend if, after paying the dividend, it would be undercapitalized. The FDIC may declare a dividend payment to be unsafe and unsound even though Independent Bank would continue to meet its capital requirements after payment of the dividend.
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
Examinations. The FDIC periodically examines and evaluates state nonmember banks. Based on such an evaluation, the FDIC may revalue the assets of the institution and require that it establish specific reserves to compensate for the difference between the FDIC determined value and the book value of such assets. The TDB also conducts examinations of state banks, but may accept the results of a federal examination in lieu of conducting an independent examination. In addition, the FDIC and TDB may elect to conduct a joint examination.
Audit Reports. Insured institutions with total assets of $500 million or more must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the institution’s holding company can be used to satisfy this requirement. Auditors of an insured institution must receive examination reports, supervisory agreements and reports of enforcement actions. For institutions with total assets of $1 billion or more, financial statements prepared in accordance with GAAP, management’s certifications signed by the Company’s and Independent Bank’s chief executive officer and chief accounting or financial officer concerning management’s responsibility for the financial statements, and an attestation by the auditors regarding Independent Bank’s internal controls must also be submitted. For institutions with total assets of more than $3 billion, independent auditors may be required to review quarterly financial statements. The FDICIA requires that Independent Bank have an independent audit committee, consisting only of outside directors, or that the Company has an audit committee that is entirely independent. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers.
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
Corrective Measures for Capital Deficiencies. The federal banking regulators are required by the FDI Act to take “prompt corrective action” with respect to capital-deficient institutions that are FDIC-insured. Agency regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A “well capitalized” bank has a total risk-based capital ratio of 10.0% or higher, a Tier 1 risk-based capital ratio of 6.0% or higher, a leverage ratio of 5.0% or higher, and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An “adequately capitalized” bank has a total risk-based capital ratio of 8.0% or higher, a Tier 1 risk-based capital ratio of 4.0% or higher, a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth), and does not meet the criteria for a well‑capitalized bank. A bank is “undercapitalized” if it fails to meet any one of the ratios required to be adequately capitalized.
In addition to requiring undercapitalized institutions to submit a capital restoration plan, agency regulations contain broad restrictions on certain activities of undercapitalized institutions, including asset growth, acquisitions, branch establishment and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment.
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
Deposit Insurance Assessments. Substantially all of the deposits of Independent Bank are insured up to applicable limits by the deposit insurance fund of the FDIC, and Independent Bank must pay annual deposit insurance assessments to the FDIC for such deposit insurance protection. The FDIC maintains the deposit insurance fund by designating a required reserve ratio. If the reserve ratio falls below the designated level, the FDIC must adopt a restoration plan that provides that the deposit insurance fund will return to an acceptable level generally within five years.
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
On February 7, 2012, the FDIC approved a final rule that amends its existing deposit insurance funds restoration plan and implements certain provisions of the Dodd-Frank Act. Effective as of July 1, 2012, the assessment base is determined using average consolidated total assets minus average tangible equity rather than the current assessment base of adjusted domestic deposits. Because the change resulted in a much larger assessment base, the final rule also lowered the assessment rates in order to keep the total amount collected from financial institutions relatively unchanged from the amounts previously being collected. After the effect of potential base-rate adjustments, the total base assessment rate for Independent Bank could range from 2.5 to 45 basis points on an annualized basis.
Brokered Deposit Restrictions. Adequately capitalized institutions cannot accept, renew or roll over brokered deposits, without receiving a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on any deposits. Undercapitalized institutions may not accept, renew or roll over brokered deposits.
Concentrated Commercial Real Estate Lending Regulations. The federal banking agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and nonfarm residential properties and loans for construction, land development and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address the following key elements: board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending.
Cross-Guarantee Provisions. The Financial Institutions Reform, Recovery and Enforcement Act of 1989, or the FIRREA, contains a “cross-guarantee” provision, which generally makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred in connection with the failure of a commonly controlled depository institution.
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
The Dodd-Frank Act created a new independent Consumer Financial Protection Bureau, which has broad authority to regulate and supervise retail financial services activities of banks, such as Independent Bank, and has the authority to promulgate regulations, issue orders, guidance and policy statements, conduct examinations and bring enforcement actions with regard to consumer financial products and services. In general, however, banks with assets of $10 billion or less, such as Independent Bank, will continue to be examined for consumer compliance by their primary bank regulator.
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
Anti-Money Laundering and Anti-Terrorism Legislation. A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001, or the USA Patriot Act, substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department has issued and, in some cases, proposed a number of regulations that apply various requirements of the USA Patriot Act to financial institutions. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. The USA Patriot Act requires, among other things, financial institutions to comply with certain due diligence requirements in connection with correspondent or private banking relationships with non-U.S. financial institutions or persons, establish an anti-money laundering program that includes employee training and an independent audit, follow minimum standards for identifying customers and maintaining records of the identification information and make regular comparisons of customers against agency lists of suspected terrorists, their organizations and money launderers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.
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
Changes in Laws, Regulations or Policies
In general, regulators have increased their focus on the regulation of financial institutions. From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures. Such initiatives may change banking statutes and the operating environment of the Company and Independent Bank in substantial and unpredictable ways. The Company cannot determine the ultimate effect that any potential legislation, if enacted, or implementing regulations with respect thereto, would have, upon the financial condition or results of operations of the Company or Independent Bank. A change in statutes, regulations or regulatory policies applicable to the Company or Independent Bank could have a material effect on the financial condition, results of operations or business of the Company and Independent Bank.
Enforcement Powers of Federal and State Banking Agencies
The federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements could subject the Company or Independent Bank and their subsidiaries, as well as their respective officers, directors, and other institution‑affiliated parties, to administrative sanctions and potentially substantial civil money penalties. In addition to the grounds discussed above under “Corrective Measures for Capital Deficiencies,” the appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist. The TDB also has broad enforcement powers over Independent Bank, including the power to impose orders, remove officers and directors, impose fines and appoint supervisors and conservators.
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
Federal Reserve monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The Company cannot predict the nature of future monetary policies and the effect of such policies on the business and earnings of it and its subsidiaries.

Item 1A. RISK FACTORS
Item 1A.    Risk Factors
An investment in the Company’s common stock involves risks. The following is a description of the material risks and uncertainties that the Company believes affect its business and an investment in the common stock. Additional risks and uncertainties that the Company is unaware of, or that it currently deems immaterial, also may become important factors that affect the Company and its business. If any of the risks described in this Annual Report on Form 10-K were to occur, the Company’s financial condition, results of operations and cash flows could be materially and adversely affected. If this were to happen, the value of the common stock could decline significantly and you could lose all or part of your investment.
Risks Related to the Company’s Business
The Company’s success depends significantly on the Company’s management team, and the loss of the Company’s senior executive officers or other key employees and the Company’s inability to recruit or retain suitable replacements could adversely affect the Company’s business, results of operations and growth prospects.
The Company’s success depends significantly on the continued service and skills of the Company’s existing executive management team, particularly David Brooks, the Company’s Chairman of the Board and Chief Executive Officer, Torry Berntsen, the Company’s President and Chief Operating Officer, Daniel Brooks, the Company’s Vice Chairman and Chief Risk Officer, Brian Hobart, the Company’s Vice Chairman and Chief Lending Officer, James Stein, the Company's Vice Chairman-Houston Region, and Michelle Hickox, the Company’s Executive Vice President and Chief Financial Officer. The implementation of the Company’s business and growth strategies also depends significantly on the Company’s ability to retain employees with experience and business relationships within their respective market areas. The Company’s officers may terminate their employment with the Company at any time, and the Company could have difficulty replacing such officers with persons who are experienced in the specialized aspects of the Company’s business or who have ties to the communities within the Company’s market areas. The loss of any of the Company’s key personnel could therefore have an adverse impact on the Company’s business and growth.
The Company’s business concentration in Texas imposes risks and may magnify the adverse effects and consequences to the Company resulting from any regional or local economic downturn affecting Texas.
The Company conducts its operations almost exclusively in Texas. This geographic concentration imposes risks from lack of geographic diversification. The economic conditions in Texas affect the Company’s business, financial condition, results of operations, and future prospects, where adverse economic developments, among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of the Company’s loans and loan servicing portfolio. Moreover, if the population or income growth in the Company’s market areas is slower than projected, income levels, deposits and housing starts could be adversely affected and could result in a reduction of the Company’s expansion, growth and profitability. The decline in oil prices in late 2014 and early 2015 and the current instability in oil prices has, and is expected to continue to have, a significant impact on the overall Texas economy. Any regional or local economic downturn that affects Texas or existing or prospective borrowers or property values in such areas may affect the Company and the Company’s profitability more significantly and more adversely than the Company’s competitors whose operations are less geographically concentrated.
If the Company is not able to continue its historical levels of growth, it may not be able to maintain its historical earnings trends.
To achieve its past levels of growth, the Company has focused on both internal growth and acquisitions. The Company may not be able to sustain its historical rate of growth or may not be able to grow at all. More specifically, the Company may not be able to obtain the financing necessary to fund additional growth and may not be able to find suitable acquisition candidates. Various factors, such as economic conditions and competition, may impede or prohibit the opening of new banking centers and the completion of acquisitions. Further, the Company may be unable to attract and retain experienced bankers, which could adversely affect its internal growth. If the Company is not able to continue its historical levels of growth, it may not be able to maintain its historical earnings trends.

The Company’s strategy of pursuing acquisitions exposes the Company to financial, execution and operational risks that could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.
The Company has been pursuing a growth strategy that includes the acquisition of other financial institutions in target markets. The Company has completed eight acquisitions since 2010, and the Company intends to continue this strategy. Such an acquisition strategy, involves significant risks, including the following:

•	finding suitable markets for expansion;

•	finding suitable candidates for acquisition;

•	attracting funding to support additional growth;

•	maintaining asset quality;

•	attracting and retaining qualified management; and

•	maintaining adequate regulatory capital.

Accordingly, the Company may be unable to find suitable acquisition candidates in the future that fit its acquisition and growth strategy.
Acquisitions of financial institutions also involve operational risks and uncertainties, and acquired companies may have unknown or contingent liabilities with no available manner of recourse, exposure to unexpected asset quality problems, key employee and customer retention problems and other problems that could negatively affect the Company’s organization. The Company may not be able to complete future acquisitions or, if completed, the Company may not be able to successfully integrate the operations, management, products and services of the entities that the Company acquires and eliminate redundancies. The integration process may also require significant time and attention from the Company’s management that they would otherwise direct toward servicing existing business and developing new business. Further, the integration process could result in the loss of key employees, disruption of the combined entity’s ongoing business, or inconsistencies in standards, controls, procedures and policies that adversely affect the Company’s ability to maintain relationships with customers or employees or to achieve the anticipated benefits of the transaction. Failure to successfully integrate the entities the Company acquires into the Company’s existing operations may increase the Company’s operating costs significantly and adversely affect the Company’s business and earnings. Acquisitions typically involve the payment of a premium over book and market values and, therefore, some dilution of the Company’s tangible book value and net income per common share may occur in connection with any future transaction.
If the Company does not manage the Company’s growth effectively, the Company’s business, financial condition, results of operations and future prospects could be negatively affected, and the Company may not be able to continue to implement the Company’s business strategy and successfully conduct the Company’s operations.
The Company acquired two separate financial institutions during 2014 which conducted operations in the Houston financial market where the Company had no prior operating experience.
In 2014, the Company acquired two separate banking operations and began operating in the Houston metropolitan area financial market. As a result, the Company is initially relying on the management teams at these banking organizations who joined the Company to provide guidance regarding operating in this new geographic market. Should the Company not be able to retain the services of these key employees or should they be unable to provide the necessary support and guidance for the Company to operate in this new market, the Company may not achieve the results it desires from these two acquisitions. Further, because these acquisitions did not involve as much geographic overlap as some of the Company’s prior acquisitions, the Company may be unable to realize all planned operating efficiencies as a result of the Houston based acquisitions.
The Company may fail to realize the cost savings anticipated from its acquisitions.
Although the Company anticipates that it will realize certain cost savings with respect to the acquisitions that it has completed or will, in the near future, complete, it is possible that the Company may not realize all of the cost savings that the Company has estimated or will estimate that it can realize. For example, unanticipated growth in the Company’s business may require the Company to continue to operate or maintain some facilities or support functions that are expected to be combined or reduced as a result of an acquisition. The Company’s realization of the estimated cost savings also will depend on the Company’s ability to combine the operations of any target bank with Independent Bank in a manner that permits those costs savings to be realized. If the Company is not able to integrate target bank’s operations into Independent Bank’s operations successfully, the anticipated cost savings may not be fully realized, if at all, or may take longer to realize than expected.

If the goodwill that the Company recorded in connection with a business acquisition becomes impaired, it could require charges to earnings, which would have a negative impact on the Company’s financial condition and results of operations.
Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets that the Company acquired in connection with the purchase of another financial institution. The Company reviews goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of the asset might be impaired.
The Company determines impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in the Company’s results of operations in the periods in which they become known. As of December 31, 2014, the Company’s goodwill totaled $229.5 million. While the Company has not recorded any such impairment charges since the Company initially recorded the goodwill, there can be no assurance that the Company’s future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on the Company’s financial condition and results of operations.
If the Company does not effectively manage the Company’s asset quality and credit risk, the Company would experience loan losses, which could have a material adverse effect on the Company’s financial condition and results of operation.
Making any loan involves risk, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt, and risks resulting from changes in economic and market conditions. The Company’s credit risk approval and monitoring procedures may fail to identify or reduce these credit risks, and they cannot completely eliminate all credit risks related to the Company’s loan portfolio. The Company faces a variety of risk related to its types of loans. Adverse developments affecting commercial real estate values in the Company’s market areas could increase the credit risk associated with commercial real estate loans, impair the value of the property pledged as collateral for these loans, and affect the Company’s ability to sell the collateral upon foreclosure without a loss. Further, due to the larger average size of commercial real estate loans, the Company faces risk that losses incurred on a small number of commercial real estate loans could have a material adverse effect on the Company’s financial condition and results of operations. The Company’s commercial real estate loans also have the risk that repayment is subject to the ongoing business operations of the borrower. The Company’s commercial loans equally have the risk that repayment is subject to the ongoing business operations of the borrower. Commercial loans are often secured by personal property, such as inventory, and intangible property, such as accounts receivable, which if the business is unsuccessful, typically have values insufficient to satisfy the loan without a loss.
If the overall economic climate in the United States, generally, or the Company’s market areas in Texas, specifically, experiences material disruption, the Company’s borrowers may experience difficulties in repaying their loans, the collateral the Company holds may decrease in value or become illiquid, and the level of nonperforming loans, charge-offs and delinquencies could rise and require additional provisions for loan losses, which would cause the Company’s net income and return on equity to decrease.
Negative changes in the economy affecting real estate values and liquidity, and business operating conditions generally, could impair the repayment ability of borrowers and the value of collateral securing the Company’s loans which would result in loan and other losses.
As of December 31, 2014, approximately 76.4% of the Company’s loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral, excluding agricultural loans secured by real estate. As a result, adverse developments affecting real estate values in the Company’s market areas could increase the credit risk associated with the Company’s real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of the Company’s markets could increase the credit risk associated with the Company’s loan portfolio, and could result in losses that would adversely affect credit quality, financial condition, and results of operation. Negative changes in the economy affecting real estate values and liquidity in the Company’s market areas could significantly impair the value of property pledged as collateral on loans and affect the Company’s ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses would have a material adverse impact on the Company’s business, results of operations and growth prospects. If real estate values decline, it is also more likely that the Company would be required to increase the Company’s allowance for loan losses, which could adversely affect the Company’s financial condition, results of operations and cash flows.
Further, due to the larger average size of commercial real estate loans, the Company faces risk that losses incurred on a small number of commercial real estate loans could have a material adverse effect on the Company’s financial condition and results of operations. Commercial real estate loans also have the risk that repayment is subject to the ongoing business operations of the borrower. The Company’s commercial loans equally have the risk that repayment is subject to the ongoing business operations of the borrower. Commercial loans are often secured by personal property, such as inventory, and intangible property, such as accounts receivable, which if the business is unsuccessful, typically have values insufficient to satisfy the loan without a loss.
The recent decline in oil prices could have a negative effect on the Company’s asset quality.
As of December 31, 2014, approximately 7% of the Company’s loan portfolio was composed of loans made to companies engaged in oil production. Another 1% of the portfolio was made to borrowers engaged in oilfield services. The significant decline in oil prices during late 2014 and early 2015 and the continuing volatility in oil prices could adversely effect these borrowers’ ability to repay these loans and could impair the value of collateral securing these loans. Further, because energy is a material segment of the overall Texas economy, the decline and volatility in oil prices could have an impact on other segments of the Texas economy, including real estate. If oil prices experience further declines, the Company could be required to increase its allowance for loan losses, which could adversely affect the Company’s financial condition, results of operation and cash flows.
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
As of December 31, 2014, the Company’s allowance for loan losses as a percentage of total loans was 0.58% and as a percentage of total nonperforming loans was 183.43%. Additional loan losses will likely occur in the future and may occur at a rate greater than the Company has previously experienced. The Company may be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses, either due to management’s decision to do so or requirements by the Company’s banking regulators. In addition, bank regulatory agencies will periodically review the Company’s allowance for loan losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require the Company to recognize future charge-offs. These adjustments may adversely affect the Company’s business, financial condition and results of operations.

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
The Company may need to raise additional capital in the future, and if the Company fails to maintain sufficient capital, whether due to losses, an inability to raise additional capital, growth or otherwise, the Company’s financial condition, liquidity and results of operations, as well as the Company’s ability to maintain regulatory compliance, would be adversely affected.
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
The Company’s accounting estimates and risk management processes rely on analytical and forecasting models.
The processes the Company uses to estimate its probable credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on the Company’s financial condition and results of operations, depend upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are accurate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation.
If the models the Company uses for interest rate risk and asset-liability management are inadequate, the Company may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models the Company uses for determining its probable credit losses are inadequate, the allowance for credit losses may not be sufficient to support future charge-offs. If the models the Company uses to measure the fair value of financial instruments is inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what the Company could realize upon sale or settlement of such financial instruments. Any such failure in the Company’s analytical or forecasting models could have a material adverse effect on the Company’s business, financial condition and results of operations.
The Company could recognize losses on securities held in the Company’s securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.
While the Company attempts to invest a significant percentage of its assets in loans (the Company’s loan to deposit ratio was 98.6% as of December 31, 2014), the Company invests a percentage of its total assets (approximately 5.0% as of December 31, 2014) in investment securities as part of its overall liquidity strategy. As of December 31, 2014, the fair value of the Company’s securities portfolio was approximately $206.1 million.
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
System failure or cybersecurity breaches of the Company’s network security could subject the Company to increased operating costs as well as litigation and other liabilities.
The computer systems and network infrastructure the Company uses could be vulnerable to unforeseen problems. The Company’s operations are dependent upon its ability to protect its computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from cybersecurity breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes breakdowns or disruptions in the Company’s customer relationship management, general ledger, deposit, loan and other systems could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company. Computer break-ins, phishing and other cybersecurity disruptions could also jeopardize the security of information stored in and transmitted through the Company’s computer systems and network infrastructure, which may result in significant liability to the Company and may cause existing and potential customers to refrain from doing business with the Company. In addition, advances in computer capabilities could result in a compromise or breach of the systems the Company and the Company’s third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on the Company’s financial condition and results of operations.
The Company may be materially and adversely affected by the creditworthiness and liquidity of other financial institutions.
Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional customers. Many of these transactions expose the Company to credit risk in the event of a default by a counterparty or customer. In addition, the Company’s credit risk may be exacerbated when the collateral held by the Company cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Company. Any such losses could have a material adverse effect on the Company.
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
In addition, the Company relies heavily upon information supplied by third parties, including the information contained in credit applications, property appraisals, title information, equipment pricing and valuation and employment and income documentation, in deciding which loans the Company will originate, as well as the terms of those loans. If any of the information upon which the Company relies is misrepresented, either fraudulently or inadvertently, and the misrepresentation is not detected prior to asset funding, the value of the asset may be significantly lower than expected, or the Company may fund a loan that the Company would not have funded or on terms the Company would not have extended. Whether a misrepresentation is made by the applicant or another third party, the Company generally bears the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsellable or subject to repurchase if it is sold prior to detection of the misrepresentation. The sources of the misrepresentations are often difficult to locate, and it is often difficult to recover any of the monetary losses that the Company may suffer.
New lines of business or new products and services may subject the Company to additional risks.
From time to time, the Company may implement or may acquire new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, the Company may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Company’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Company’s business, financial condition and results of operations.
The Company is subject to claims and litigation pertaining to intellectual property from time to time.
Banking and other financial services companies, such as the Company, rely on technology companies to provide information technology products and services necessary to support the Company’s day-to-day operations. Technology companies frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. Competitors of the Company’s vendors, or other individuals or companies, have from time to time claimed to hold intellectual property sold to the Company by its vendors. Such claims may increase in the future as the financial services sector becomes more reliant on information technology vendors. The plaintiffs in these actions frequently seek injunctions and substantial damages.
Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, the Company may have to engage in protracted litigation. Such litigation is often expensive, time-consuming, disruptive to the Company’s operations and distracting to management. If the Company is found to infringe one or more patents or other intellectual property rights, it may be required to pay substantial damages or royalties to a third-party. In certain cases, the Company may consider entering into licensing agreements for disputed intellectual property, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. These licenses may also significantly increase the Company’s operating expenses. If legal matters related to intellectual property claims were resolved against the Company or settled, the Company could be required to make payments in amounts that could have a material adverse effect on its business, financial condition and results of operations.
The Company could experience claims and litigation pertaining to fiduciary responsibility.
From time to time, customers make claims and take legal action pertaining to the Company’s performance of its fiduciary responsibilities. Whether customer claims and legal action related to the Company’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Company, they may result in significant financial liability, adversely affect the market perception of the Company and its products and services and/or impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on the Company’s business, financial condition and results of operations.
The Company could be subject to environmental risks and associated costs on the Company’s foreclosed real estate assets, which could materially and adversely affect the Company.
A significant portion of the Company’s loan portfolio is secured by real property. During the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Company to incur substantial expenses and may materially reduce the affected property’s value or limit the Company’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Company’s exposure to environmental liability. Although the Company has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company’s financial condition and results of operations.
The Company’s Chairman and Chief Executive Officer, the Company’s largest shareholder, and certain other officers and directors of the Company, are business partners in business ventures in addition to the Company, which creates potential conflicts of interest and corporate governance issues.
Messrs. David Brooks, Viola, Cifu, Berntsen and Daniel Brooks are partners in Himalayan Ventures, LP, a real estate investment partnership. A dispute between these individuals in connection with this business venture outside of the Company could impact their relationship at the Company and, because of their prominence within the Company, the Company itself.
Risks Related to an Investment in the Company’s Common Stock
The Company’s stock can be volatile.
Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. The Company’s stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	actual or anticipated variations in quarterly results of operations;

•	recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to the Company;

•	new reports relating to trends, concerns and other issues in the financial services industry;

•	perceptions in the marketplace regarding the Company and/or its competitors;

•	new technology used, or services offered, by competitors;

•	significant acquisitions or business combinations involving the Company or its competitors;

•	the public float and trading volumes for the Company’s common stock; and

•	changes in government regulations, including tax laws.

The Company is dependent upon Independent Bank for cash flow, and Independent Bank’s ability to make cash distributions is restricted.
The Company’s primary tangible asset is Independent Bank. As such, the Company depends upon Independent Bank for cash distributions (through dividends on Independent Bank’s stock) that the Company uses to pay the Company’s operating expenses, satisfy the Company’s obligations (including the Company’s senior indebtedness, subordinated debentures, and junior subordinated indebtedness issued in connection with trust preferred securities), and to pay dividends on the Company’s common stock and preferred stock. There are numerous laws and banking regulations that limit Independent Bank’s ability to pay dividends to the Company. If Independent Bank is unable to pay dividends to the Company, the Company will not be able to satisfy the Company’s obligations or pay dividends on the Company’s common stock and preferred stock. Federal and state statutes and regulations restrict Independent Bank’s ability to make cash distributions to the Company. These statutes and regulations require, among other things, that Independent Bank maintain certain levels of capital in order to pay a dividend. Further, state and federal banking authorities have the ability to restrict the payment of dividends by supervisory action.
The Company’s dividend policy may change without notice, and the Company’s future ability to pay dividends is subject to restrictions.
The Company may change its dividend policy at any time without notice to the Company’s shareholders. Holders of the Company’s common stock are entitled to receive only such dividends as the Company’s board of directors may declare out of funds legally available for such payments. Any declaration and payment of dividends on preferred stock and common stock will depend upon the Company’s earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the preferred stock and, ultimately, the common stock and other factors deemed relevant by its board of directors. Furthermore, consistent with the Company’s strategic plans, growth initiatives, capital availability, projected liquidity needs, and other factors, the Company has made, and will continue to make, capital management decisions and policies that could adversely impact the amount of dividends, if any, paid to the Company’s common shareholders.
The Federal Reserve has indicated that bank holding companies should carefully review their dividend policy in relation to the organization’s overall asset quality, level of current and prospective earnings and level, composition and quality of capital. The guidance provides that the Company inform and consult with the Federal Reserve prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in an adverse change to the Company’s capital structure, including interest on senior debt, subordinated debt and the subordinated debentures underlying the Company’s trust preferred securities. If required payments on the Company’s outstanding senior debt, subordinated debt and junior subordinated debentures, held by its unconsolidated subsidiary trusts, are not made or are suspended, the Company would be prohibited from paying dividends on its common stock.
The Company has adopted a Stock Repurchase Program which, upon implementation, could have an impact upon the Company’s capital adequacy and its tangible book value.
On January 23, 2015, the Company announced the establishment of a stock repurchase program providing for the repurchase of up to $30 million of its common stock. The amount and timing of any share repurchases will depend upon a variety of factors, including the trading price of the Company’s common stock, liquidity, securities laws restrictions, other regulatory restrictions, potential alternative uses of capital, and market and economic conditions. As of February 26, 2015, the Company had not made any repurchases under the program. If the Company repurchases shares, any such repurchase will reduce the stockholder’s equity of the Company and, depending upon the circumstances, could have a negative effect upon the Company’s overall capital adequacy. Further, such repurchases could result in a reduction in the tangible book value per share of the Company’s common stock depending upon the price paid for the repurchased shares.
The Company’s largest shareholder and board of directors have historically controlled, and in the future will continue to be able to control, the Company.
Collectively, as of January 31, 2015, Messrs. Vincent Viola and David Brooks owned 33.7% of the Company’s outstanding common stock on a fully diluted basis. Vincent Viola, the largest shareholder of the Company, currently owns 27.4% of the

Company’s outstanding common stock, and David Brooks, the Company’s Chairman of the Board and Chief Executive Officer, currently owns 6.3% of the Company’s common stock, each calculated on a fully diluted basis. Further, as of the date hereof, the Company’s other directors and executive officers currently own collectively approximately 11.3% of the Company’s outstanding common stock. As a result, these individuals exert controlling influence in the Company’s management and policies. Further, given the large ownership position of these individuals, it will be difficult for any other shareholder to elect members to the Company’s board of directors or otherwise influence the Company’s management or direction.
In addition, three of the Company’s directors have close professional and personal ties to Vincent Viola, the Company’s largest shareholder. Doug Cifu is the Chief Executive Officer of Virtu Financial, LLC, Mr. Viola’s primary operating entity; Torry Berntsen, the Company’s President and Chief Operating Officer, was formerly Vice Chairman of Virtu Management, LLC, Mr. Viola’s family investment vehicle; and Michael Viola is the son of Vincent Viola. Further, David Brooks, the Company’s Chairman and Chief Executive Officer, has over a 25 year history of ownership and operation of Independent Bank with Vincent Viola; and he has joint investments with Mr. Viola outside of the Company. Given these close relationships, even though he will not serve on the Company’s board, Mr. Viola has and will continue to have a large influence over the direction and operation of the Company.
The Company’s corporate organizational documents and the provisions of Texas law to which the Company is subject contain certain provisions that could have an anti-takeover effect and may delay, make more difficult or prevent an attempted acquisition of the Company that you may favor.
The Company’s certificate of formation and bylaws contain various provisions that could have an anti-takeover effect and may delay, discourage or prevent an attempted acquisition or change in control of the Company. These provisions include the following:

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
The holders of the Company’s debt obligations and any shares of the Company’s preferred stock currently outstanding or that may be outstanding in the future will have priority over the Company’s common stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of interest and preferred dividends.
In the event of any winding up and termination of the Company, the Company common stock would rank below all claims of the holders of the Company’s debt and preferred stock. The Company has a senior, revolving credit facility under which the Company may borrow up to $35 million. As of December 31, 2014, the Company currently had not drawn upon this credit facility. Further, as of December 31, 2014, the Company had outstanding

•	$72.7 million of aggregate principal amount of subordinated indebtedness;

•	$18.1 million of subordinated debentures issued in connection with trust preferred securities; and

•	$23.9 million of its Series A preferred stock.

Upon the winding up and termination of the Company, holders of the Company’s common stock will not be entitled to receive any payment or other distribution of assets until after all of the Company’s obligations to the Company’s debt holders have been satisfied and holders of the Company’s senior debt, subordinated debt, and junior subordinated debentures issued in connection with trust preferred securities have received any payments and other distributions due to them. In addition, the Company is required to pay interest on the Company’s senior debt, subordinated debt and subordinated debentures and junior subordinated debentures issued in connection with the Company’s trust preferred securities before the Company pays any dividends on the Company’s common stock. Furthermore, in addition to the Company’s outstanding preferred stock, the Company’s board of directors may also, in its sole discretion, designate and issue one or more series of preferred stock from the Company’s authorized and unissued preferred stock, which may have preferences with respect to common stock in dissolution, dividends, liquidation or otherwise.
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
The Company is an “emerging growth company,” as defined in the JOBS Act, and the Company is taking advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, even if the Company complies with the greater obligations of public companies that are not emerging growth companies, the Company may avail itself of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as the Company qualifies as an emerging growth company. The Company will remain an emerging growth company for up to five years, though the Company may cease to be an emerging growth company earlier under certain circumstances, including if, before the end of such five years, the Company is deemed to be a large accelerated filer under the rules of the SEC (which depends on, among other things, having a market value of common stock held by nonaffiliates in excess of $700 million). Investors and securities analysts may find it more difficult to evaluate the Company’s common stock because the Company will rely on one or more of these exemptions, and, as a result, investor confidence and the market price of the Company’s common stock may be materially and adversely affected.
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
An investment in the Company’s common stock is not a bank deposit and, therefore, is not insured against loss or guaranteed by the FDIC, any other deposit insurance fund or by any other public or private entity. An investment in the Company’s common stock is inherently risky for the reasons described in this report and shareholders who acquire the Company’s common stock could lose some or all of their investment.
Risks Related to the Business Environment and the Company’s Industry
The Company operates in a highly regulated environment and, as a result, is subject to extensive regulation and supervision.
The Company and the Bank are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not the Company’s shareholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Any change in applicable regulations or federal or state legislation could have a substantial impact on the Company, the Bank and their respective operations.
The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. Additional legislation and regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could significantly affect the Company’s powers, authority and operations, or the powers, authority and operations of the Bank in substantial and unpredictable ways. Further, regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of this regulatory discretion and power could have a negative impact on the Company. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations.
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

The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The Company cannot predict the effects of such policies upon the Company’s business, financial condition and results of operations.
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
Insured depository institution failures have significantly increased the loss provisions of the FDIC, resulting in a decline in the designated reserve ratio of the FDIC in recent years. These developments have caused the FDIC premiums to increase assessments and may result in increased assessments in the future.
On February 7, 2011, the FDIC approved a final rule that amended the Deposit Insurance Fund restoration plan and implemented certain provisions of the Dodd-Frank Act. Effective April 1, 2011, the assessment base is determined using average consolidated total assets minus average tangible equity rather than the previous assessment base of adjusted domestic deposits. The final rule also provides the FDIC’s board with the flexibility to adopt actual rates that are higher or lower than the total base assessment rates adopted on February 7, 2011 without notice and comment, if certain conditions are met. An increase in the assessment rates could materially and adversely affect the Company.
The Company faces a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.
The federal Bank Secrecy Act, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or Patriot Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the Treasury to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. If the Company’s policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that the Company has already acquired or may acquire in the future are deficient, the Company would be subject to liability, including fines and regulatory actions such as restrictions on the Company’s ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of the Company’s business plan (including the Company’s acquisition plans), which would negatively impact the Company’s business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for the Company.
There are substantial regulatory limitations on changes of control of bank holding companies.
With certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10% (5% if the acquirer is a bank holding company) of any class of the Company’s voting stock or obtaining the ability to control in any manner the election of a majority of the Company’s directors or otherwise direct the management or policies of the Company without prior notice or application to and the approval of the Federal Reserve. Accordingly, prospective investors need to be aware of and comply with these requirements, if applicable, in connection with any such purchase of shares of the Company’s common stock. These provisions effectively inhibit certain mergers or other business combinations, which, in turn, could adversely affect the market price of the Company’s common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Company owns its corporate headquarters, which is a 62,000 square foot, four story office building located at 1600 Redbud Blvd., Suite 400, McKinney, Texas 75069, and serves as Independent Bank’s home office. The Company’s building is the most prominent office building in McKinney, providing significant visibility and enhancing the Company’s brand in Collin County. The Company’s remodeling of its headquarters building won U.S. Green Building Council’s “2010 LEED Silver Certification.”
The Company also owns or leases other facilities in which its banking centers are located. The expiration dates of the leases range from 2016 to 2025 and a portion of the leases include renewal periods that may be available at the Company’s option. The following table sets forth specific information regarding the banking centers located in each of the Company’s geographical market areas at December 31, 2014:

County	Number of Banking Centers	Number of Leased Banking Centers	Deposits at December 31, 2014 (in millions)
Brazoria	1	—	$51.0
Collin	10	1	992.4
Dallas	3	1	163.4
Denton	3	0	185.7
Fort Bend	1	1	34.0
Grayson	6	0	322.0
Harris	8	4	1,022.0
Travis	3	0	175.8
Williamson	2	0	128.0
McLennan	2	2	175.3

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

Item 3. LEGAL PROCEEDINGS
In the normal course of business, the Company or any subsidiary is named or threatened to be named as a defendant in various lawsuits. Management, following consultation with legal counsel, does not expect the ultimate disposition of any or a combination of these matters to have a material adverse effect on the Company’s business.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Market Prices
From April 3, 2013 through December 31, 2013, the Company common stock was listed for trading on the NASDAQ Global Market under the symbol “IBTX.” On January 2, 2014, the Company common stock started trading on the NASDAQ Global Select Market. Quotations of the sales volume and the closing sales prices of the common stock of the Company are listed daily in the NASDAQ Global Select Market’s listings. As of February 26, 2015, there were 378 holders of record for the Company's common stock.
The following table sets forth, for the periods indicated, the high and low intraday sales prices for the Company common stock as reported by the NASDAQ Global Market:

	High	Low
Quarter ending March 31, 2015 (through February 26, 2015)	$39.45	$29.73

Quarter ended March 31, 2014	$59.96	$48.54
Quarter ended June 30, 2014	61.49	44.86
Quarter ended September 30, 2014	56.2	46.01
Quarter ended December 31, 2014	48.78	38.13

Quarter ended June 30, 2013 (beginning April 3, 2013)	$31.66	$26.00
Quarter ended September 30, 2013	37.69	29.20
Quarter ended December 31, 2013	50.58	35.67
Prior to April 3, 2013, there was no established public trading market for the Company common stock, and the Company was not aware of any trades or transactions in its common stock that occurred in the period from January 1, 2013, through April 1, 2013.

Dividends
Payment of Dividends on Common Stock. The following table summarizes the cash dividends paid on the Company's common stock for the interim period through February 26, 2015 and for the quarterly periods in the years ended December 31, 2014 and 2013.

Cash Dividends Declared per Share
For the Quarter Ending March 31, 2015 (through February 26, 2015)	$0.08

Quarter ended December 31, 2014	0.06
Quarter ended September 30, 2014	0.06
Quarter ended June 30, 2014	0.06
Quarter ended March 31, 2014	0.06

For the Quarter Ended December 31, 2013	0.06
For the Quarter Ended September 30, 2013	0.06
For the Quarter Ended June 30, 2013	—
For the Quarter Ended March 31, 2013 [1]	0.65
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

The Company currently expects to continue to pay (when, as and if declared by the Company’s board of directors out of funds legally available for that purpose and subject to regulatory restrictions) regular quarterly cash dividends on its common stock; however, there can be no assurance that the Company will continue to pay dividends in the future. Future dividends on the Company common stock will depend upon its earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, its ability to service any equity or debt obligations senior to the common stock (including the Company’s senior debt and preferred stock discussed below) and other factors deemed relevant by the board of directors of the Company.
As a holding company, the Company is ultimately dependent upon its subsidiaries particularly Independent Bank, to provide funding for its operating expenses, debt service and dividends. Various banking laws applicable to Independent Bank limit the payment of dividends and other distributions by Independent Bank to the Company, and may therefore limit the Company’s ability to pay dividends on its common stock and Series A preferred stock. Regulatory authorities could impose administratively stricter limitations on the ability of Independent Bank to pay dividends to the Company if such limits were deemed appropriate to preserve certain capital adequacy requirements.
Under the credit agreement between the Company and U.S. Bank National Association, or U.S. Bank, the Company cannot make any dividend payments without the prior written consent of U.S. Bank; provided, however, that, so long as no default under the credit agreement has occurred and is continuing, or will occur as a result of any such dividend, the Company may pay dividends and distributions to its shareholders as permitted by applicable governmental laws and regulations, including dividends with respect to the Company’s common stock and Series A preferred stock.
Under the terms of the Company’s junior subordinated debentures held by the Company’s unconsolidated subsidiary trusts, if required payments on such junior subordinated debentures are not made or suspended, the Company would be prohibited from paying dividends on its common stock and Series A preferred stock.
So long as any share of Series A preferred stock remains outstanding, the Company may declare and pay dividends on its common stock only if after giving effect to such dividend, the Company satisfies certain formula requirements under the Series A preferred stock and full dividends on all outstanding shares of Series A preferred stock for the most recently completed dividend period have been or are contemporaneously declared and paid. If a dividend is not declared and paid in full on the Series A preferred stock in respect of any dividend period, then from the last day of such dividend period until the last day of the third dividend period immediately following it, no dividend or distribution shall be declared or paid on the common stock (other than dividends payable solely in shares of common stock).
Payment of Dividends on Series A Preferred Stock. Holders of the Company’s Series A preferred stock, which ranks senior to the Company’s common stock, are entitled to receive at the end of each quarterly dividend period an amount equal to one quarter of the applicable dividend rate (which rate is approximately 1% at December 31, 2014) multiplied by the liquidation amount per each share of Series A preferred stock, which liquidation amount is currently equal to $1,000 per share, or approximately $60,000 per quarter.
Recent Sales of Unregistered Securities
None.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of December 31, 2014, regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	N/A	461,785
Equity compensation plans not approved by security holders	—	N/A	—

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Performance Graph
The following Performance Graph compares the cumulative total shareholder return on the Company’s common stock for the period beginning at the close of trading on April 3, 2013 (the end of the first day of trading of the Company’s common stock on the NASDAQ Global Market) to December 31, 2014, with the cumulative total return of the S&P 500 Total Return Index and NASDAQ Bank Index for the same period. Dividend reinvestment has been assumed. The Performance Graph assumes $100 invested on April 3, 2013, in the Company’s common stock, the S&P 500 Total Return Index and NASDAQ Bank Index. The historical stock price performance for the Company’s common stock shown on the graph below is not necessarily indicative of future stock performance.
Comparison of Cumulative Total Return*
Among Independent Bank Group, Inc., the S&P 500 Index and the NASDAQ Bank Index

*	$100 invested on April 3, 2013, in stock or index, including investment of dividends. Fiscal year ended December 31.

	April 3, 2013	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Independent Bank Group, Inc.	$100	$103.54	$122.83	$169.65	$200.93	$190.64	$162.68	$134.1
S&P 500	100	103.91	109.36	120.86	123.04	129.48	130.94	137.4
NASDAQ Bank	100	109.28	114.90	128.58	131.85	128.76	122.63	132.23

(Copyright © 2015 Standard & Poor’s Capital IQ, a division of The McGraw-Hill Companies, Inc. All rights reserved.) (www.spcapitaliq.com)

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data of the Company for, and as of, the end of each of the years in the five-year period ended December 31, 2014, is derived from and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.
You should read the following financial information relating to the Company in conjunction with other information contained in this Annual Report on Form 10-K, including the information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7, beginning on page 35 and the consolidated financial statements of the Company and related accompanying notes included elsewhere in this Annual Report on Form 10-K. The Company’s historical results for any prior period are not necessarily indicative of results to be expected in any future period. As described elsewhere in this Annual Report on Form 10-K, the Company has consummated several acquisitions in recent fiscal periods. The results and other financial information of those acquired operations are not included in the information below for the periods prior to their respective acquisition dates and, therefore, the results for these prior periods are not comparable in all respects and may not be predictive of the Company’s future results.

	As of and for the Year Ended December 31,
(dollars in thousands except per share)	2014	2013	2012	2011	2010
Selected Income Statement Data
Interest income	$140,132	$87,214	$71,890	$59,639	$51,734
Interest expense	15,987	12,281	13,337	13,358	13,669
Net interest income	124,145	74,933	58,553	46,281	38,065
Provision for loan losses	5,359	3,822	3,184	1,650	4,043
Net interest income after provision for loan losses	118,786	71,111	55,369	44,631	34,022
Noninterest income (excluding acquisition gains)	13,624	11,021	9,168	7,708	5,464
Gain on acquisitions	—	—	—	—	6,692
Noninterest expense	88,512	57,671	47,160	38,639	33,062
Income tax expense	14,920	4,661	—	—	—
Net income	28,978	19,800	17,377	13,700	13,116
Preferred stock dividends	169	—	—	—	—
Net income available to common shareholders	28,809	19,800	17,377	13,700	13,116
Pro forma net income (1) (unaudited)	n/a	16,174	12,147	9,357	8,775
Per Share Data (Common Stock)(2)
Earnings:
Basic	$1.86	$1.78	$2.23	$2.00	$1.95
Diluted (3)	1.85	1.77	2.23	2.00	1.95
Pro forma earnings:(1) (unaudited)
Basic	n/a	1.45	1.56	1.37	1.31
Diluted (3)	n/a	1.44	1.56	1.37	1.31
Dividends (4)	0.24	0.77	1.12	0.89	0.63
Book value (5)	30.35	18.96	15.06	12.55	11.13
Tangible book value (6)	16.15	15.89	11.19	10.53	9.02
Selected Period End Balance Sheet Data
Total assets	$4,132,639	$2,163,984	1,740,060	$1,254,377	$1,098,216
Cash and cash equivalents	324,047	93,054	102,290	56,654	86,346
Securities available for sale	206,062	194,038	113,355	93,991	52,611
Total loans (gross)	3,205,537	1,726,543	1,378,676	988,671	860,128
Allowance for loan losses	18,552	13,960	11,478	9,060	8,403
Goodwill and core deposit intangible	241,912	37,852	31,993	13,886	14,453
Other real estate owned	4,763	3,322	6,819	8,392	7,854
Adriatica real estate owned	—	—	9,727	16,065	—
Noninterest-bearing deposits	818,022	302,756	259,664	168,849	133,307
Interest-bearing deposits	2,431,576	1,407,563	1,131,076	861,635	794,236
Borrowings (other than junior subordinated debentures)	306,147	195,214	201,118	118,086	75,656
Junior subordinated debentures (7)	18,147	18,147	18,147	14,538	14,538
Series A Preferred Stock	23,938	—	—	—	—
Total stockholders’ equity	540,851	233,772	124,510	85,997	76,044

Selected Performance Metrics
Return on average assets(8)	0.87%	1.04%	1.17%	1.16%	1.35%
Return on average equity (8)	6.65	9.90	16.54	17.36	19.19
Return on average common equity (8)	6.89	9.90	16.54	17.36	19.19
Pro forma return on average assets(1) (8) (unaudited)	n/a	0.85	0.82	0.79	0.91
Pro forma return on average equity(1) (8) (unaudited)	n/a	8.09	11.56	11.86	12.84
Net interest margin (9)	4.19	4.30	4.40	4.42	4.43
Efficiency ratio (10)	64.25	67.10	69.64	71.57	75.95
Dividend payout ratio (11)	12.90	14.20	11.89	13.26	13.54
Credit Quality Ratios
Nonperforming assets to total assets	0.36%	0.58%	1.59%	2.85%	2.19%
Nonperforming loans to total loans (12)	0.32	0.53	0.81	1.14	1.89
Allowance for loan losses to nonperforming loans (12)	183.43	152.93	104.02	80.32	51.93
Allowance for loan losses to total loans	0.58	0.81	0.83	0.92	0.98
Net charge-offs to average loans outstanding (unaudited)	0.03	0.09	0.06	0.11	0.31
Capital Ratios
Tier 1 capital to average assets	8.15%	10.71%	6.45%	6.89%	6.98%
Tier 1 capital to risk-weighted assets (13)	9.83	12.64	8.22	8.59	8.88
Total capital to risk-weighted assets (13)	12.59	13.83	10.51	11.19	11.10
Total stockholders’ equity to total assets	13.09	10.80	7.16	6.86	6.92
Total common equity to total assets (14)	12.51	10.80	7.16	6.86	6.92
Tangible common equity to tangible assets (14)	7.07	9.21	5.42	5.81	5.68

(1)
Prior to April 1, 2013, the Company elected to be taxed for federal income tax purposes as an S corporation under the provisions of Sections 1361 through 1379 of the Internal Revenue Code of 1986, as amended, and, as a result, the Company did not pay U.S. federal income taxes and has not been required to make any provision or recognize any liability for federal income tax in its consolidated financial statements for any period ended on or before March 31, 2013. As of April 1, 2013, the Company terminated its S corporation election and commenced being subject to federal income taxation as a C corporation. The Company has calculated its pro forma net income, pro forma earnings per share on a basic and diluted basis, pro forma return on average assets and pro forma return on average equity for each period presented by calculating a pro forma provision for federal income taxes using an assumed annual effective federal income tax rate of 33.9%, 30.1%, 31.7% and 33.1% for the years ended December 31, 2013, 2012, 2011 and 2010, respectively, and adjusting its historical net income for each period presented to give effect to the pro forma provision for federal income taxes for such period.

(2)
The per share amounts and the weighted average shares outstanding for each of the periods shown have been adjusted to give effect to the 3.2-for-one split of the shares of the Company’s common stock that was effective as of February 22, 2013.

(3)
The Company calculates its diluted earnings per share for each period shown as its net income divided by the weighted-average number of its common shares outstanding during the relevant period adjusted for the dilutive effect of its outstanding warrants to purchase shares of common stock. The increase in 2013 largely relates to the Company’s initial public offering and the increase in 2014 largely relates to shares issued in three acquisitions completed in 2014. See Note 1 to the Company’s consolidated financial statements appearing elsewhere in this Annual Report on Form 10 K for more information regarding the dilutive effect of its outstanding warrants and regarding certain nonvested shares of common stock, the effect of which is anti-dilutive. Earnings per share on a basic and diluted basis and pro forma earnings per share on a basic and diluted basis were calculated using the following outstanding share amounts:

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
Weighted average shares outstanding-basic	15,208,544	10,921,777	7,626,205	6,668,534	6,518,224
Weighted average shares outstanding-diluted	15,306,998	10,990,245	7,649,366	6,675,078	6,518,224

(4)
Dividends declared include quarterly cash distributions paid to the Company’s shareholders in the relevant period to provide them with funds to pay their federal income tax liabilities incurred as a result of the pass-through of the Company’s net taxable income for the first three months of the year ended December 31, 2013 and for each other such period shown to its shareholders as holders of shares in an S corporation for federal income tax purposes. The aggregate amounts of such cash distributions relating to the payment of tax liabilities were $0.00 per share, $0.52 per share, $0.85 per share, $0.63 per share and $0.36 per share for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

(5)
Book value per share equals the Company’s total common stockholders’ equity (excludes preferred stock) as of the date presented divided by the number of shares of its common stock outstanding as of the date presented. The number of shares of its common stock outstanding as of December 31, 2014, 2013, 2012, 2011 and 2010 was 17,032,669 shares, 12,330,158 shares, 8,269,707 shares, 6,850,288 shares and 6,832,323 shares, respectively.

(6)
The Company calculates tangible book value per share as of the end of a period as total common stockholders’ equity (excluding preferred stock) less goodwill and other intangible assets at the end of the relevant period divided by the outstanding number of shares of its common stock at the end of that period. Tangible book value is a non-GAAP financial measure, and, as the Company calculates tangible book value, the most directly comparable GAAP financial measure is total stockholders’ equity. See the Company’s reconciliation of non-GAAP financial measures presented in the foregoing selected financial information to their most directly comparable GAAP financial measures under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Non-GAAP Financial Measures” in Part II, Item 7.

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

(8)
The Company has calculated its return on average assets and return on average equity for a period by dividing net income for that period by its average assets and average equity, as the case may be, for that period. The Company has calculated its pro forma return on average assets and pro forma return on average equity for a period by calculating its pro forma net income for that period as described in note 1 above and dividing that by its average assets and average equity, as the case be, for that period. The Company calculates its average assets and average equity for a period by dividing the sum of its total asset balance or total stockholder’s equity balance, as the case may be, as of the close of business on each day in the relevant period and dividing by the number of days in the period. The Company calculates its return on average common equity by excluding the preferred stock dividends to derive at net income available to common shareholders and excluding the average balance of its Series A preferred stock from the total average equity to derive at common average equity.

(9)	Net interest margin for a period represents net interest income for that period divided by average interest-earning assets for that period.

(10)
Efficiency ratio for a period represents noninterest expenses for that period divided by the sum of net interest income and noninterest income for that period, excluding bargain purchase gains recognized in connection with certain of the Company’s acquisitions and realized gains or losses from sales of investment securities for that period.

(11)
The Company calculates its dividend payout ratio for each period presented as the dividends paid per share for such period (excluding cash distributions made to shareholders in connection with tax liabilities as described in note (4) above) divided by its basic earnings per share for such period.

(12)	Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest, and accruing loans modified under troubled debt restructurings.

(13)	The Company calculates its risk-weighted assets using the standardized method of the Basel II Framework, as implemented by the Federal Reserve and the FDIC.

(14)
The Company calculates common equity as of the end of the period as total stockholders' equity less the preferred stock at period end. The Company calculates tangible common equity as of the end of a period as total common stockholders’ equity (excluding preferred stock) less goodwill and other intangible assets as of the end of the period and calculates tangible assets as of the end of a period as total assets less goodwill and other intangible assets as of the end of the period. Tangible common equity to tangible assets is a non-GAAP financial measure, and as the Company calculates tangible common equity to tangible assets, the most directly comparable GAAP financial measure is total stockholders’ equity to total assets. See the Company’s reconciliation of non-GAAP financial measures to their most directly comparable GAAP financial measures under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations-GAAP Financial Measure” in Part II, Item 7.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. Certain risks, uncertainties and other factors, including those set forth under “Risk Factors” in Part I, Item 1A, and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis.
Cautionary Note Regarding Forward Looking Statements
This Annual Report on Form 10-K, our other filings with the SEC, and other press releases, documents, reports and announcements that we make, issue or publish may contain statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are statements or projections with respect to matters such as our future results of operations, including our future revenues, income, expenses, provision for taxes, effective tax rate, earnings per share and cash flows, our future capital expenditures and dividends, our future financial condition and changes therein, including changes in our loan portfolio and allowance for loan losses, our future capital structure or changes therein, the plan and objectives of management for future operations, our future or proposed acquisitions, the future or expected effect of acquisitions on our operations, results of operations and financial condition, our future economic performance and the statements of the assumptions underlying any such statement. Such statements are typically identified by the use in the statements of words or phrases such as “aim,” “anticipate,” “estimate,” “expect,” “goal,” “guidance,” “intend,” “is anticipated,” “is estimated,” “is expected,” “is intended,” “objective,” “plan,” “projected,” “projection,” “will affect,” “will be,” “will continue,” “will decrease,” “will grow,” “will impact,” “will increase,” “will incur,” “will reduce,” “will remain,” “will result,” “would be,” variations of such words or phrases (including where the word “could”, “may” or “would” is used rather than the word “will” in a phrase) and similar words and phrases indicating that the statement addresses some future result, occurrence, plan or objective. The forward-looking statements that we make are based on the Company’s current expectations and assumptions regarding its business, the economy, and other future conditions. Because forward-looking statements relate to future results and occurrences, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. The Company’s actual results may differ materially from those contemplated by the forward-looking statements, which are neither statements of historical fact nor guarantees or assurances of future performance. Many possible events or factors could affect the future financial results and performance of the Company and could cause such results or performance to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, the following:

•	worsening business and economic conditions nationally, regionally and in our target markets, particularly in Texas and the geographic areas in which we operate;

•	our dependence on our management team and our ability to attract, motivate and retain qualified personnel;

•	the concentration of our business within our geographic areas of operation in Texas;

•	deteriorating asset quality and higher loan charge-offs;

•	concentration of our loan portfolio in commercial and residential real estate loans and changes in the prices, values and sales volumes of commercial and residential real estate;

•	inaccuracy of the assumptions and estimates we make in establishing reserves for probable loan losses and other estimates;

•	the quality of the assets acquired from other organizations being lower than determined in our due diligence investigation and related exposure to unrecoverable losses on loans acquired;

•	lack of liquidity, including as a result of a reduction in the amount of sources of liquidity we currently have;

•	material decreases in the amount of deposits we hold;

•	regulatory requirements to maintain minimum capital levels and transactions in which we engage that impact our capital levels;

•	changes in market interest rates that affect the pricing of our loans and deposits and our net interest income;

•	fluctuations in the market value and liquidity of the securities that we hold for sale;

•	effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	changes in economic and market conditions that affect the amount of assets that we have under administration;

•	the institution and outcome of litigation and other legal proceeding against us or to which we become subject;

•	worsening market conditions affecting the financial industry generally;

•
the impact of recent and future legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and/or Public Company Accounting Oversight Board:

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

We urge you to consider all of these risks, uncertainties and other factors carefully in evaluating all of the various forward-looking statements that we may make. As a result of these and other matters, including changes in facts, assumptions not being realized or other factors, the actual results relating to the subject matter of any forward-looking statement may different materially from the anticipated results expressed or implied in that forward-looking statement. Any forward-looking statement made by the Company in any report, filing, press release, document, report or announcement speaks only as of the date on which it is made. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.
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

Overview
The Company was organized as a bank holding company in 2002. On January 1, 2009, the Company merged with Independent Bank Group Central Texas, Inc., and, since that time, the Company has pursued a strategy to create long-term shareholder value through organic growth of the Company’s community banking franchise in the Company’s market areas and through selective acquisitions of complementary banking institutions with operations in the Company’s market areas or in new market areas, such as Houston, Texas. On April 8, 2013, the Company consummated the initial public offering of its common stock which is traded on the NASDAQ Global Select Market.
The Company’s principal business is lending to and accepting deposits from businesses, professionals and individuals. The Company conducts all of the Company’s banking operations through Independent Bank. The Company derives its income principally from interest earned on loans and, to a lesser extent, income from securities available for sale. The Company also derives income from noninterest sources, such as fees received in connection with various deposit services and mortgage brokerage operations. From time to time, the Company also realizes gains on the sale of assets. The Company’s principal expenses include interest expense on interest-bearing customer deposits, advances from the Federal Home Loan Bank of Dallas, or FHLB, and other borrowings, operating expenses, such as salaries, employee benefits, occupancy costs, data processing and communication costs, expenses associated with other real estate owned, other administrative expenses, provisions for loan losses and the Company’s assessment for FDIC deposit insurance.
The Company intends for this discussion and analysis to provide the reader with information that will assist in understanding the Company’s financial statements, the changes in certain key items in those financial statements from period to period and the primary factors that accounted for those changes. This discussion relates to the Company and its consolidated subsidiaries and should be read in conjunction with the Company’s consolidated financial statements as of December 31, 2014, 2013 and 2012 and for the fiscal years ended December 31, 2014, 2013 and 2012, and the accompanying notes, appearing elsewhere in this Annual Report on Form 10-K. The Company’s fiscal year ends on December 31.

Certain Events Affect Year-over-Year Comparability
Acquisitions
During 2014, 2013 and 2012, the Company completed a total of six acquisitions. These acquisitions increased total assets, gross loans and deposits on their respective acquisition date as detailed below.

(dollars in millions)	Acquisition Date	Total Assets	Gross Loans	Deposits
I Bank Holding Company	April 1, 2012	$172.6	$116.9	$122.9
The Community Group	October 1, 2012	111.0	63.5	93.6
Collin Bank	November 29, 2013	168.3	72.3	111.7
Live Oak Financial Corp.	January 1, 2014	131.0	71.3	105.0
BOH Holdings, Inc.	April 15, 2014	1,188.7	785.2	820.8
Houston Community Bancshares, Inc. *	October 1, 2014	350.7	194.9	303.1
* Estimated values subject to change pending final acquisition accounting adjustments

The Company issued an aggregate 4,737,067 shares of common stock in connection with the four most recent acquisitions. The comparability of the Company’s consolidated results of operations for the years ended December 31, 2014, 2013 and 2012 are affected by these acquisitions.
For more information on these acquisitions, see the Grow Through Acquisitions section as discussed in Part I, Item 1. Business.
The Company’s Initial Public Offering
The Company consummated the initial public offering of its common stock in April 2013. The period-over-period comparability of certain aspects of the Company’s results of operations and the changes in the Company’s financial condition from December 31, 2012, to December 31, 2014, are affected by the issuance of 3,680,000 shares of the Company’s common stock in that offering and the Company’s receipt of the net proceeds of the sale of those shares of the Company’s common stock. In particular, the period-over-period comparability of the Company’s earnings per share and return on equity is affected by such issuance of the shares in its initial public offering.
S Corporation Status
From its formation in 2002 through March 31, 2013, the Company elected to be taxed for federal income tax purposes as an S corporation under the provisions of Section 1361 through 1379 of the Internal Revenue Code. As a result, the Company’s net income was not subject to, and the Company did not pay, U.S. federal income taxes and the Company was not required to make any provision or recognize any liability for federal income tax in its financial statements for the periods ended on or prior to March 31, 2013. The Company terminated its status as an S corporation in connection with its initial public offering as of April 1, 2013. Starting April 1, 2013, the Company became subject to corporate federal income tax and the Company’s net income for each subsequent fiscal year and each subsequent interim period reflects and, in the future, will reflect, a provision for federal income taxes. As a result of that change in the Company’s status under the federal income tax laws, the net income and earnings per share data presented in the Company’s historical financial statements set forth elsewhere in this Annual Report on Form 10-K, which do not include any provision for federal income taxes, are not comparable with the Company’s net income and earnings per share in periods in which the Company was taxed as a C corporation, which is calculated by including a provision for federal income taxes.
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

Discussion and Analysis of Results of Operations
The following discussion and analysis of the Company’s results of operations compares its results of operations for the year ended December 31, 2014, with its results of operations for the year ended December 31, 2013, and its results of operations for the year ended December 31, 2012.
Results of Operations
The Company’s net income available to common shareholders increased by $9.0 million, or 45.5%, to $28.8 million ($1.85 per common shares on a diluted basis) for the year ended December 31, 2014, from $19.8 million ($1.77 per common share on a diluted basis) for the year ended December 31, 2013. The increase resulted from a $49.2 million increase in net interest income and a $2.6 million increase in noninterest income, partially offset by a $1.5 million increase in the provision for loan losses and a $30.8 million increase in noninterest expense. The Company’s net income for the year ended December 31, 2014, and, therefore, the Company’s return on average assets and the Company’s return on average equity, were adversely affected by $3.6 million of acquisition-related expenses. The Company posted returns on average common equity of 6.89% and 9.90%, returns on average assets of 0.87% and 1.04%, and efficiency ratios of 64.25% and 67.10% for the fiscal years ended December 31, 2014, and 2013, respectively. The efficiency ratio is calculated by dividing total noninterest expense (which does not include the provision for loan losses) by net interest income plus noninterest income. The Company’s dividend payout ratio was 12.90% and 14.20% and the equity to assets ratio was 13.09% and 10.80% for the years ended December 31, 2014 and 2013, respectively.
For the fiscal year ended December 31, 2013, net income was $19.8 million ($1.77 per common share on a diluted basis) compared with $17.4 million ($2.23 per common share on a diluted basis) for the fiscal year ended December 31, 2012. The Company’s net income for the fiscal year ended December 31, 2013 was $16.2 million ($1.44 per common share on a diluted basis) on a proforma basis due to the change in the Company’s taxable status effective April 1, 2013. The Company posted returns on average common equity of 9.90% and 16.54%, returns on average assets of 1.04% and 1.17% and efficiency ratios of 67.10% and 69.64% for the fiscal years ended December 31, 2013 and 2012, respectively. The Company’s dividend payout ratio was 14.20% and 11.89% and the equity to assets ratio was 10.80% and 7.16% for the years ended December 31, 2013 and 2012, respectively.
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
The Company earned net interest income of $124.1 million for the year ended December 31, 2014, an increase of $49.2 million, or 65.7%, from $74.9 million for the year ended December 31, 2013. The increase in net interest income was due to growth of the Company’s average interest-earning assets and a reduction in the Company’s cost of funds for the fiscal year ended 2014 as a result of an increase in noninterest-bearing deposits. The Company’s net interest margin for the fiscal year ended 2014 decreased to 4.19% from 4.30% in the fiscal year ended 2013, and the Company’s interest rate spread for the fiscal year ended 2014 decreased to 4.03% from the 4.15% interest rate spread for the fiscal year ended 2013. The average balance of interest-earning assets for the fiscal year ended 2014 increased by $1.2 billion, or 69.9%, to $3.0 billion from an average balance of $1.7 billion for the fiscal year ended 2013. The average aggregate balance of noninterest-bearing checking accounts increased to $601.8 million for the fiscal year ended 2014 from $259.4 million for the fiscal year ended 2013. The increases in interest-earning assets and noninterest-bearing deposits occurred as a result of the three acquisitions that the Company completed in 2014, while the balance of the increases came from organic loan and deposit growth. The decrease in net interest margin was offset by an increase in the ratio of average interest-earning assets to interest-bearing liabilities to 129.76% for the year ended December 31, 2014 from 121.42% for the prior year. The Company’s net interest margin for the year ended December 31, 2014 was adversely affected by a 28 basis point decline in the weighted-average yield on interest-earning assets to 4.73% for the year ended December 31, 2014, from 5.01% for the year ended December 31, 2013. This decline in yield resulted from changes in market interest rates and the competitive landscape.

Net interest income was $74.9 million for the fiscal year ended December 31, 2013, an increase of $16.4 million, or 28.0%, from $58.6 million at December 31, 2012. This increase is due primarily to a $412.2 million increase, or 31.0%, in average interest earning assets to $1.7 billion for the fiscal year ended December 31, 2013 compared to $1.3 billion for the fiscal year ended December 31, 2012. The greatest portion of the increases in interest-earning assets and noninterest-bearing deposits occurred as a result of the acquisitions the Company completed in October 2012 and November 2013, while the balance of the increases came from organic loan and deposit growth. In addition, discount accretion on acquired loans of $1.4 million and $233 thousand is included in net interest income for the fiscal years ended December 31, 2013 and 2012, respectively. The significant increase in acquired loan accretion was primarily related to the unexpected payoff of four purchased acquired loans which had significant non-accretable discounts. The net interest margin for the fiscal year ended December 31, 2013 decreased 10 basis points to 4.30% compared to 4.40% for the fiscal year ended December 31, 2012. The average yield on interest earning assets decreased 40 basis points from 5.41% to 5.01%. The effect of this decrease was offset by a decrease in the average rate paid on interest bearing liabilities of 28 basis points from 1.14% to 0.86%. The average yield on interest earning assets would have been 4.93% for the fiscal year ended December 31, 2013 compared to 5.39% for the fiscal year ended December 31, 2012 without the effect of the discount accretion on acquired loans.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis.  The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the fiscal years ended December 31, 2014, 2013 and 2012. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances.

	For The Years Ended December 31,
	2014			2013			2012
	Average Outstanding Balance (1)	Interest	Yield/ Rate	Average Outstanding Balance (1)	Interest	Yield/ Rate	Average Outstanding Balance (1)	Interest	Yield/ Rate
(dollars in thousands)
Interest-earning assets:
Loans (1)	$2,628,667	$135,461	5.15%	$1,502,817	$84,350	5.61%	$1,179,007	$69,494	5.89%
Taxable securities	174,578	2,803	1.61	95,259	1,516	1.59	73,731	1,288	1.75%
Nontaxable securities	57,825	1,429	2.47	31,247	1,024	3.28	25,397	828	3.26%
Federal funds sold and other	99,083	439	0.44	112,841	324	0.29	51,811	280	0.54%
Total interest-earning assets	2,960,153	$140,132	4.73	1,742,164	$87,214	5.01	1,329,946	$71,890	5.41%
Noninterest-earning assets	369,449			158,748			157,668
Total assets	$3,329,602			$1,900,912			$1,487,614
Interest-bearing liabilities:
Checking accounts	$1,052,528	$4,797	0.46	$734,475	$3,826	0.52	$579,495	$4,529	0.78
Savings accounts	129,707	345	0.27	114,699	373	0.33	110,118	710	0.64
Money market accounts	123,392	347	0.28	50,661	135	0.27	32,976	117	0.35
Certificates of deposit	674,556	4,048	0.60	334,269	2,640	0.79	285,564	2,995	1.05
Total deposits	1,980,183	9,537	0.48	1,234,104	6,974	0.57	1,008,153	8,351	0.83
FHLB advances	242,695	3,678	1.52	165,354	3,303	2.00	105,072	2,383	2.27
Notes payable, repurchase agreements and other borrowings	40,179	2,230	5.55	17,255	1,461	8.47	39,963	2,072	5.18
Junior subordinated debentures	18,147	542	2.99	18,147	543	2.99	15,260	531	3.48
Total interest-bearing liabilities	2,281,204	15,987	0.70	1,434,860	12,281	0.86	1,168,448	13,337	1.14
Noninterest-bearing checking accounts	601,764			259,432			203,248
Noninterest-bearing liabilities	11,152			6,626			10,863
Stockholders’ equity	435,482			199,994			105,055
Total liabilities and equity	$3,329,602			$1,900,912			$1,487,614
Net interest income		$124,145			$74,933			$58,553
Interest rate spread			4.03%			4.15%			4.27%
Net interest margin (2)			4.19			4.30			4.40
Average interest earning assets to interest bearing liabilities			129.76			121.42			113.82

(1)	Average loan balances include nonaccrual loans.

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

	For the Fiscal Year Ended December 31, 2014 vs. 2013			For the Fiscal Year Ended December 31, 2013 vs. 2012
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
(dollars in thousands)	Volume	Rate		Volume	Rate
Interest-earning assets
Loans	$58,527	$(7,416)	$51,111	$18,310	$(3,454)	$14,856
Taxable securities	1,273	14	1,287	350	(122)	228
Nontaxable securities	705	(300)	405	192	4	196
Federal funds sold and other	(43)	158	115	219	(175)	44
Total interest-earning assets	60,462	(7,544)	52,918	19,071	(3,747)	15,324
Interest-bearing liabilities
Checking accounts	$1,496	$(525)	$971	$1,031	$(1,734)	$(703)
Savings accounts	45	(73)	(28)	28	(365)	(337)
Limited access money market accounts	204	8	212	52	(34)	18
Certificates of deposit	2,165	(757)	1,408	459	(814)	(355)
Total deposits	3,910	(1,347)	2,563	1,570	(2,947)	(1,377)
FHLB advances	1,299	(924)	375	1,232	(312)	920
Notes payable, repurchase agreements and other borrowings	1,410	(641)	769	(1,530)	919	(611)
Junior subordinated debentures	—	(1)	(1)	92	(80)	12
Total interest-bearing liabilities	6,619	(2,913)	3,706	1,364	(2,420)	(1,056)
Net interest income	$53,843	$(4,631)	$49,212	$17,707	$(1,327)	$16,380

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

Interest Income. The Company’s total interest income increased $52.9 million, or 60.7%, to $140.1 million for the year ended December 31, 2014, from $87.2 million for the year ended December 31, 2013. The Company’s total interest income increased $15.3 million, or 21.3%, to $87.2 million for the fiscal year ended December 31, 2013 from $71.9 million for the fiscal year ended December 31, 2012. The following tables set forth the major components of the Company’s interest income for the fiscal years ended December 31, 2014, 2013 and 2012 and the period-over-period variations in such categories of interest income:

(dollars in thousands)	For the Fiscal Year Ended December 31,		Variance	For the Fiscal Year Ended December 31,		Variance
	2014	2013	2014 v. 2013	2013	2012	2013 v. 2012
Interest income
Interest and fees on loans	$135,461	$84,350	$51,111	$84,350	$69,494	$14,856
Interest on taxable securities	2,803	1,516	1,287	1,516	1,288	228
Interest on nontaxable securities	1,429	1,024	405	1,024	828	196
Interest on federal funds sold and other	439	324	115	324	280	44
Total interest income	$140,132	$87,214	$52,918	$87,214	$71,890	$15,324
The 60.6% increase in the Company’s interest and fees on loans for the year ended December 31, 2014, from the year ended December 31, 2013 was primarily attributable to a $1.1 billion increase in the average balance of the Company’s loans to $2.6 billion during the fiscal year ended 2014 as compared with the average balance of $1.5 billion for the fiscal year ended 2013.

The increase resulted from the Company’s acquisition of an aggregate of $1.1 billion of loans in the Live Oak Financial Corp. transaction in January 2014, the BOH Holdings transaction in April 2014 and the Houston City Bancshares transaction in October 2014 and the organic growth of the Company’s loan portfolio.
The 21.4 % increase in the Company’s interest and fees on loans for the fiscal year ended December 31, 2013 from the fiscal year ended December 31, 2012 was primarily attributable to a $323.8 million, or 27.5%, increase in the average balance of the Company’s loans to $1.5 billion during the fiscal year ended December 31, 2013 as compared with the average balance of $1.2 billion for the fiscal year ended December 31, 2012. The increase in average loans was primarily due to organic growth during 2013 with a small increase in average loans due to the Collin Bank acquisition as of November 29, 2013 which added approximately $72 million in total loans.
The interest the Company earned on taxable securities, which consists primarily of government agency and residential pass-through securities, increased 84.9% for the year ended December 31, 2014, due primarily to an 83.3% increase in the average balance of taxable securities from $95.3 million for the year ended December 31, 2013 to $174.6 million for the year ended December 31, 2013. Interest on taxable securities increased 17.7% from 2012 to 2013 primarily due to the increase in average balances of taxable securities during the year from $73.7 million during the year ended December 31, 2012 to $95.3 million for the year ended December 31, 2013.
The interest the Company earned on nontaxable securities during the fiscal year ended 2014 increased by 39.6% from the fiscal year ended 2013 primarily as a result of an increase in the average portfolio balance from $31.2 million for the year ended December 31, 2013 to $57.8 million for the year ended December 31, 2013. The interest the Company earned on nontaxable securities during the fiscal year ended December 31, 2013 increased by 23.7% from the fiscal year ended December 31, 2012, primarily as a result of an increase in the average portfolio balance for the fiscal year ended December 31, 2013. The average balance of nontaxable securities increased by 23.0%, to $31.2 million for the fiscal year ended December 31, 2013, from $25.4 million for the fiscal year ended December 31, 2012.
The increase in average balances for both taxable and nontaxable securities in both periods was due to securities acquired in the Company's acquisition of Collin Bank in November 2013. The increase from 2012 to 2013 was also due to the investment of a portion of the IPO proceeds in securities. The increase from 2013 to 2014 was also affected by the Company's three acquisitions completed during 2014.

Interest Expense. Total interest expense on the Company’s interest-bearing liabilities increased $3.7 million, or 30.2%, to $16.0 million for the year ended December 31, 2014, from $12.3 million in the prior year. Total interest expense on the Company’s interest-bearing liabilities decreased $1.1 million, or 7.9%, to $12.3 million for the fiscal year ended December 31, 2013 from $13.3 million for the fiscal year ended December 31, 2012. The following table sets forth the major components of the Company’s interest expense for the fiscal years ended December 31, 2014, 2013 and 2012 and the period-over-period variations in such categories of interest expense:

(dollars in thousands)	For the Fiscal Year Ended December 31,		Variance	For the Fiscal Year Ended December 31,		Variance
	2014	2013	2014 v. 2013	2013	2012	2013 v. 2012
Interest Expense
Interest on deposits	$9,537	$6,974	$2,563	$6,974	$8,351	$(1,377)
Interest of FHLB advances	3,678	3,303	$375	3,303	2,383	920
Interest on notes payable, repurchase agreements and other borrowings	2,230	1,461	$769	1,461	2,072	(611)
Interest on junior subordinated debentures	542	543	$(1)	543	531	12
Total interest expense	$15,987	$12,281	$3,706	$12,281	$13,337	$(1,056)
Interest expense on deposits for the fiscal year ended 2014 increased by $2.6 million, or 36.8%, primarily as a result of a 60.5% year-over-year increase in the Company’s average balance on the Company’s interest-bearing deposit accounts attributable to the Company’s three acquisitions in 2014 and organic deposit growth. This increase was partially offset by a nine basis point decrease in the weighted-average rate of interest the Company paid on the Company’s deposits. The average rate on the Company’s deposits decreased by 9 basis points to 0.48% on average interest-bearing deposits of $2.0 billion for the fiscal year ended 2014, from 0.57% on average interest-bearing deposits of $1.2 billion for the fiscal year ended 2013. This decrease in cost of funds for this source of funding primarily resulted from lower market interest rates and the 45.1% increase in the portion of deposits represented by average balance of interest-bearing checking, savings and limited access money market accounts, on which the Company typically pays lower rates than those the Company pays on its certificates of deposit.
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
Interest expense on FHLB advances for the fiscal year ended 2014 increased by $375 thousand, or 11.4%, due primarily to a higher average balance of such advances. The average balance of the Company’s FHLB advances increased by $77.3 million primarily as a result of the assumption of $95.0 million of FHLB advances in the Company’s acquisition of BOH Holdings in April 2014.
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
Interest expense on repurchase agreements and other borrowings for the fiscal year ended 2014 increased by $769 thousand, or 52.6%, primarily as a result of a higher average balance of such borrowings. The average balance of the Company’s notes payable and other borrowings increased by $22.9 million primarily as a result of an increase in the Company’s subordinated debentures. The Company issued $65 million of subordinate debt in a public offering in July 2014 to fund the cash portion of the acquisition of Houston City Bancshares and to provide additional capital to the Bank to support growth. Interest expense on this subordinate debt totaled $1.7 million for the year ended December 31, 2014. This increase in interest expense was partially offset by the effect of the repayment of $15.7 million in principal amount of notes payable and $13.1 million in principal amount of subordinated debt during the year ended December 31, 2013.
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
The Company increased the Company’s allowance for loan losses to $18.6 million as of December 31, 2014, by making provisions for loan losses totaling $5.4 million in the fiscal year ended December 31, 2014, which was a $1.5 million, or 40.2%, increase over the provision for loan losses of $3.8 million the Company made in the fiscal year ended December 31, 2013. The increase in the Company’s allowance for loan losses was made as a result organic growth in the Company’s loan portfolio during the year. The effect of the provision for loan losses in the fiscal year ended December 31, 2014, on the Company’s allowance for loan losses was partially offset by net charge-offs for that period of $767 thousand, which net charge-

offs were .03% of the Company’s average loans outstanding during such period. The effect of the provision for loan losses in fiscal year ended December 31, 2013, had been partially offset by net charge-offs of $1.3 million during that period. The Company’s net charge-offs were lower in the fiscal year ended December 31, 2014, as a result of improvement in the quality of the Company’s loan portfolio.
The balance of the provision for loan losses was made based on the Company’s assessment of the credit quality of the Company’s loan portfolio and in view of the amount of the Company’s net charge-offs in that period. The Company did not make any provision for loan losses with respect to the loans acquired in the Company’s three acquisitions completed in 2014 because, in accordance with acquisition accounting standards, the Company recorded the loans acquired in those acquisitions at fair value and determined that the Company’s fair value adjustments appropriately reflected the probability of losses on those loans as of the acquisition date. The Company does not believe there has been any deterioration of credit of these acquired loans since these acquisitions and has not recorded a subsequent provision.
The Company made a $3.8 million provision for loan losses for the fiscal year ended December 31, 2013 compared to $3.2 million for the comparable period in 2012. The increase in the provision was primarily to properly reserve for the growth in the Company’s loan portfolio. Net charge-offs were $1.3 million, or 0.09% of total loans for the fiscal year ended December 31, 2013 compared to $766 thousand, or 0.06% of total loans for the fiscal year ended December 31, 2012. The chargeoffs for 2013 primarily related to three loans totaling $1.1 million.

Noninterest Income
The following table sets forth the major components of noninterest income for the fiscal years ended December 31, 2014, 2013 and 2012 and the period-over-period variations in such categories of noninterest income:

	For the Fiscal Year Ended December 31,		Variance	For the Fiscal Year Ended December 31,		Variance
(dollars in thousands)	2014	2013	2014 v. 2013	2013	2012	2013 v. 2012
Noninterest Income
Service charges on deposit accounts	$6,009	$4,841	$1,168	$4,841	$3,386	$1,455
Mortgage fee income	3,953	3,743	210	3,743	4,116	(373)
Gain on sale of loans	1,078	—	1,078	—	—	—
Gain on sale of branch	—	—	—	—	38	(38)
Gain on sale of other real estate	71	1,507	(1,436)	1,507	1,135	372
Gain (loss) on sale of securities available for sale	362	—	362	—	(3)	3
Loss on sale of premises and equipment	(22)	(18)	(4)	(18)	(343)	325
Increase in cash surrender value of bank owned life insurance	972	348	624	348	327	21
All other noninterest income	1,201	600	601	600	512	88
Total noninterest income	$13,624	$11,021	$2,603	$11,021	$9,168	$1,853
Noninterest income increased $2.6 million, or 23.6%, to $13.6 million for the fiscal year ended 2014 from $11.0 million for fiscal the fiscal year ended 2013. Total noninterest income increased $1.9 million, or 20.2%, for the fiscal year ended December 31, 2013, compared to the fiscal year ended December 31, 2012. Significant changes in the components of noninterest income are discussed below.
Service Charges.  Service charges on deposit accounts increased $1.2 million, or 24.1%, for the fiscal year ended December 31, 2014, as compared to the same period in 2013. The increase in service charge income is due to an increase in deposit accounts due primarily to acquisition growth in late 2013 and in 2014. Service charges on deposit accounts for the fiscal year ended December 31, 2013 increased $1.5 million, or 43.0%, compared to the comparable period in 2012. The increase in the period primarily relates to ATM service fees, which were previously been reported net of related expense and commencing in 2013 were being reported on a gross basis with offsetting expense being reported in noninterest expense, which expense is $1.2 million for the fiscal year ended December 31, 2013. In 2012, ATM fees were settled on a net basis.
Mortgage Fee Income.  Mortgage fee income for the year ended December 31, 2014 increased $210 thousand, or 5.6%, over the same period in 2013. This slight increase from 2013 is due to increased mortgage activity during the second half of 2014 due to stabilized mortgage rates and introduction of this product in our Houston branches. Mortgage fee income for the year ended December 31, 2013 decreased $373.0 thousand, or 9.1%, compared to the comparable period in 2012. This decrease is directly related to a comparable decrease in mortgage loan origination volume from the comparable prior year period.

Gain on Sale of Loans. Gain on sale of loans for the year ended December 31, 2014 totaled $1.1 million due to the sale of a $12.0 million SBA loan portfolio that the Company acquired in the BOH Holdings acquisition. No such sales occurred in 2013 or 2012.
Gain on Sale of Other Real Estate.  Gains on sale of other real estate were $71 thousand for the year ended December 31, 2014, and $1.5 million for the same period in 2013. The 2013 sales relate to several sales of property including the remaining Adriatica property, on which the Company recognized a $1.3 million gain. Other real estate gains of $1.1 million for the year ended December 31, 2012 are related to several sales of property including two sales of Adriatica property. [See “Certain Relationships and Related Transactions and Director Independence-Related Person Transactions” in Part III, Item 13 and Part IV, Item 15, Footnote 22.]
Gain (Loss) on Sale of Securities Available for Sale. The gain on sale of securities available for sale totaled $362 thousand for the year ended December 31, 2014 due the Company's decision to sell a portion of their pass-through securities to take advantage of a favorable position in the market and position the portfolio for reduced interest rate risk. There were no sales during 2013 and the Company recognized a minimal loss on the sale of securities available for sale in 2012.
Loss on Sale of Premises and Equipment.  Loss on sale of premises and equipment was minimal for 2014 and 2013. Loss on gain of sale of premises and equipment totaling $343 for the year ended December 31, 2012 was primarily due to a loss recognized on the sale of the corporate aircraft during that year.
Increase in Cash Surrender Value of Bank Owned Life Insurance. Increase in earnings on bank owned life insurance increased $624 thousand, or 179.3%, for the year ended December 31, 2014, compared to the same period in 2013. The increase in earnings is due to additional investment in insurance policies in the fourth quarter of 2013 and insurance policies acquired in the BOH Holdings acquisition. The change in bank owned life insurance earnings was not significant between years 2013 and 2012.
Other Noninterest Income. Other noninterest income for the year ended December 31, 2014, increased $601 thousand, or 100.2%, compared to the same period in 2013. The increase is directly related the addition of the wealth management group in 2014 as well as increased fee income related to the four acquisitions by the Company completed in November 2013, January 2014, April 2014 and October 2014.

Noninterest Expense
Noninterest expense increased $30.8 million, or 53.5%, to $88.5 million for the year ended 2014 from $57.7 million for the year ended 2013. The increase from 2013 to 2014 is primarily due to increases in salaries and benefits expenses, occupancy expenses, professional fees expenses, acquisition expenses and other noninterest expenses related to completed acquisitions in November 2013, January 2014, April 2014 and October 2014.
Noninterest expense increased $10.5 million, or 22.3%, for the year ended December 31, 2013, compared to the comparable period in 2012. The overall increase from 2012 to 2013 is primarily due to increases in salaries and benefits expenses, occupancy expenses, other real estate impairment and other noninterest expenses related to acquisitions. In addition, the Company had more acquisition-related expenses in 2013 than in 2012 due to the completed acquisition of Collin Bank in November 2013 as well as the announced acquisitions of Live Oak Financial Corp. and BOH Holdings.
The following table sets forth the major components of the Company’s noninterest expense for the years ended December 31, 2014, 2013 and 2012, and the period-over-period variations in such categories of noninterest expense:

	For the Year Ended December 31,		Variance	For the Year Ended December 31,		Variance
(dollars in thousands)	2014	2013	2014 v. 2013	2013	2012	2013 v. 2012
Noninterest Expense
Salaries and employee benefits	$52,337	$31,836	$20,501	$31,836	$26,569	$5,267
Occupancy	13,250	9,042	4,208	9,042	7,317	1,725
Data processing	2,080	1,347	733	1,347	1,198	149
FDIC assessment	1,797	500	1,297	500	800	(300)
Advertising and public relations	835	684	151	684	626	58
Communications	1,787	1,385	402	1,385	1,334	51
Other real estate owned expense, net	232	485	(253)	485	220	265
Net expenses of operations of IBG Adriatica	23	806	(783)	806	832	(26)
Impairment of other real estate	22	549	(527)	549	94	455
Core deposit intangible amortization	1,281	703	578	703	656	47
Professional fees	2,567	1,298	1,269	1,298	1,104	194
Acquisition expense, including legal	3,626	1,956	1,670	1,956	1,401	555
Other	8,675	7,080	1,595	7,080	5,009	2,071
Total noninterest expense	$88,512	$57,671	$30,841	$57,671	$47,160	$10,511

Salaries and Employee Benefits.  Salaries and employee benefits expense, which historically has been the largest component of the Company’s noninterest expense, increased $20.5 million, or 64.4%, for the year ended December 31, 2014, compared to the same period in 2013. The increase was primarily attributable to an increase in the number of the Company’s full-time equivalent employees from 340 to 511, which resulted from the three acquisitions the Company completed in January 2014, April 2014 and October 2014, as well as the addition of new lending personnel. In addition, there was approximately $4.0 million in compensation paid to certain Bank of Houston officers that entered into employment agreements with the Company during the second quarter of 2014. Salaries and employee benefits expense increased $5.3 million, or 19.8%, for the year ended December 31, 2013, compared to the same period in 2012. The increase was primarily attributable to an increase in the number of the Company’s full-time equivalent employees from 316 to 340 and includes the the addition of lending teams in the Company’s high growth markets during the second half of 2012 and third quarter of 2013. Also contributing to the increase is compensation expense relating to the issuance of 111,420 shares of restricted stock under the 2013 Equity Incentive Plan in connection with the Company’s April 2013 initial public offering.
Occupancy Expense.  Occupancy expense increased $4.2 million, or 46.5%, for the year ended December 31, 2014 compared to the same period in 2013 and increased $1.7 million, or 23.6%, for the year ended December 31, 2013 compared to the same period in 2012. The increases resulted from higher maintenance contract expenses, building lease expenses and property taxes, attributable primarily to the six acquisitions completed in the three year period. Eleven, one and three branch(es) were added as a result of the 2014, 2013 and 2012 acquisition(s), respectively. In addition, the increase in both periods was due to the Company's new Austin building in May 2013. The establishment of the Company’s Dallas location in June 2012 also contributed to the increase between 2012 and 2013.
Data Processing. Data processing fees increased $733 thousand, or 54.4%, for the year ended December 31, 2014, compared to the same period in 2013 and increased $149 thousand, or 12.4% for the year . The change is due to increased online banking fees and other costs related directly to an increase in accounts over the same period prior year, related both to organic growth and growth through acquisitions.
FDIC Assessment.  FDIC assessment expense increased $1.3 million, or 259.4%, compared to the same period in 2013. The increase is due to a higher assessment associated with an increase in deposit accounts, both due to organic growth and growth through acquisitions. In addition, the increase is due to a non-recurring refund of $504 thousand of the Company's prepaid assessment during the second quarter of 2013. FDIC assessment decreased $300 thousand for the year ended December 31, 2013, compared to the comparable period in 2012. The decrease is primarily due to the nonrecurring refund of $504 thousand of the Company’s prepaid assessment during the year ended December 31, 2013, offset by a general increase in assessments due to increased deposit levels in 2013 over 2012.
Net expenses from operations of IBG Adriatica. Net expenses from the operations of IBG Adriatica decreased $783 thousand, or 97.1% to $23 thousand for the year ended December 31, 2014 from $806 thousand for the year ended December 31, 2013. The change was due to the Adriatica property being sold at December 31, 2013 and becoming inactive in early 2014. The minimal expenses recognized were due miscellaneous costs related to the winding down of that entity. The change in net expenses of Adritatica from 2012 to 2013 (while the entity was still in operation) was minimal.

Other Real Estate Impairment.  Other real estate impairment totaling $22 thousand was recognized during the year ended December 31, 2014, while there was $549 thousand in impairment charges recognized for the same period in 2013 and $94 thousand in impairment charges recognized in 2012. Approximately $261 thousand of the expense for the for the year ended December 31, 2013, was related to an ORE property located in the Austin, Texas area that was in negotiation to sell at a lower amount than the recorded book value. Approximately $217 thousand of the remaining impairment expense for that period was recorded on two properties located in Frisco, Texas, for which the Company had obtained updated appraisals.
Core Deposit Intangible Amortization. Amortization expense on core deposit intangibles increased $578 thousand for the year ended December 31, 2014, respectively over the same period in 2013. The increase is due primarily to core deposit intangibles of $11,188 acquired in the four acquisitions occurring in November 2013, January 2014, April 2014 and October 2014. The $47 thousand increase from 2012 to 2013 is primarily due to core intangibles of $1,362 acquired in the 2012 acquisitions and partly due to the $582 thousand core intangible added from the Collin bank transaction in November 2013. Core deposit intangibles are being amortized on the straight line method over 10 years.
Professional Fees. Professional fees increased $1.3 million, or 97.8%, for the year ended December 31, 2014, over the same period in 2013. The increase is due to an increase in attorney and accountants fees related to more SEC filings in 2014 including, the Company's annual report, proxy, shelf and other registration statements. The change in professional fees from 2012 to 2013 was not significant.
Acquisition Expense.  Acquisition expense is primarily legal, advisory and accounting fees associated with services to facilitate the acquisition of other banks. Acquisition expenses also include data processing conversion costs. Total acquisition expenses for the year ended December 31, 2014, increased $1.7 million, or 85.4% over the same period in 2013. The increase is primarily due to more acquisition activity in 2014 compared to 2013 as the Bank closed three acquisitions in 2014 (in January, April and October) compared to one in 2013. Total acquisition expenses for year ended December 31, 2013, increased $555 thousand, or 39.6%, over the same period in 2012. Acquisition expenses for the year ended December 31, 2013, is higher than the comparable period in 2012 primarily due to more acquisition activity in 2013 compared to 2012. The Company closed two acquisitions in 2012, one in April and one in October. In 2013, the Company closed the Collin Bank transaction and incurred significant expenses relating to the announced acquisitions of Live Oak Financial Corp. and BOH Holdings, which were completed in 2014.
Other.  Other noninterest expense increased by $1.6 million, or 22.5%, compared to the same period in 2013. The majority of the increase relates to general increases in operations due to organic growth within the Company as well as acquisition activity occurring in January 2014, April 2014 and October 2014. Other expense increased by $2.1 million, or 41.3%, for the year ended December 31, 2013, compared to the comparable period in 2012. The majority of the increase relates to ATM exchange fees, which had settled on a net basis prior to 2013 and were recorded in noninterest income. ATM expense was $1.2 million for the year ended December 31, 2013. In addition, general operating expenses were higher in 2013 due to acquisitions completed in April and October 2012 and November 2013.
Income Tax Expense
Income tax expense was $14.9 million for the year ended December 31, 2014, which is an effective tax rate of 34.0%. Income tax expense was $4.7 million for the year ended December 31, 2013 and includes the initial deferred tax asset recorded on April 1, 2013, that resulted in a credit to income tax expense of $1.8 million. As a result of its prior status as an S corporation as discussed above, the Company had no federal tax expense for the quarters ended on or prior to March 31, 2013. The Company was not subject to income tax expense until April 1, 2013, the date which it became a taxable entity. The Company has determined that had it been taxed as a C corporation and paid federal income taxes in the periods ended prior to April 1, 2013, its federal tax rates would have been 33.9% for the year ended December 31, 2013 and 30.1% for the year ended December 31, 2012. On a pro forma basis, the Company’s federal income tax expense would have been $8.3 million for the year ended December 31, 2013, and $5.2 million for the year ended December 31, 2012, resulting in pro forma net income, after federal taxes, for those periods of $16.2 million and $12.1 million, respectively.
No valuation allowance for deferred tax assets was recorded at December 31, 2014 or 2013, as management believes it is more likely than not that all of the deferred tax assets will be realized.

Quarterly Financial Information
The following table presents certain unaudited consolidated quarterly financial information regarding the Company’s results of operations for the quarters ended December 31, September 30, June 30 and March 31 in the years ended December 31, 2014 and 2013. This information should be read in conjunction with the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2014 and December 31, 2013 appearing elsewhere in this Annual Report on Form 10-K. Prior to April 1, 2013, the Company elected to be taxed for federal income tax purposes as an S corporation under Sections 1361 through 1379 of the Internal Revenue Code of 1986, as amended. As a result and as reflected in the information appearing below, the Company did not pay, and made no provision for, federal income taxes for any quarter ended on or before March 31, 2013.

	Quarter Ended 2014
	December 31	September 30	June 30	March 31
(dollars in thousands, except per share data)	(unaudited)
Interest Income	$42,952	$36,940	$35,078	$25,162
Interest Expense	4,777	4,509	3,674	3,027
Net Interest Income	38,175	32,431	31,404	22,135
Provision for loan losses	1,751	976	1,379	1,253
Net interest income after provision for loan losses	36,424	31,455	30,025	20,882
Noninterest income	3,961	4,210	3,119	2,334
Noninterest expense	24,931	22,162	25,343	16,076
Income before income taxes	15,454	13,503	7,801	7,140
Provision for income taxes	5,356	4,543	2,682	2,339
Net income	$10,098	$8,960	$5,119	$4,801
Preferred stock dividends	60	60	49	—
Net income available to common shareholders	$10,038	$8,900	$5,070	$4,801
Comprehensive income	$10,385	$9,225	$6,521	$6,380
Basic earnings per share	$0.59	$0.54	$0.32	$0.38
Diluted earnings per share	0.59	0.54	0.32	0.38

	Quarter Ended 2013
	December 31	September 30	June 30	March 31
(dollars in thousands, except per share data)	(unaudited)
Interest income	$22,847	$21,841	$21,105	$21,421
Interest expense	2,894	2,926	3,255	3,206
Net interest income	19,953	18,915	17,850	18,215
Provision for loan losses	883	830	1,079	1,030
Net interest income after provision for loan losses	19,070	18,085	16,771	17,185
Noninterest income	3,412	2,451	2,732	2,426
Noninterest expense	15,714	14,650	13,384	13,923
Income before income taxes	$6,768	$5,886	$6,119	$5,688
Provision for income taxes	$2,489	$1,927	$245	$—
Net income	$4,279	$3,959	$5,784	$5,688
Comprehensive income	$3,707	$4,610	$2,971	$4,804
Basic earnings per share	$0.35	$0.33	$0.49	$0.69
Diluted earnings per share	0.35	0.33	0.49	0.68

Discussion and Analysis of Financial Condition
The following discussion and analysis of the Company’s financial condition discusses and analyzes the financial condition of the Company as of December 31, 2014 and 2013 and certain changes in that financial condition from December 31, 2013, to December 31, 2014, and from December 31, 2012, to December 31, 2013.
Assets
The Company’s total assets increased by $2.0 billion, or 91.0%, to $4.1 billion as of December 31, 2014, from $2.2 billion as of December 31, 2013, primarily due to the acquisition of $1.7 billion of total assets from the Company’s three acquisitions in 2014 and organic growth.
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
Loan Portfolio
The Company’s loan portfolio is the largest category of the Company’s earning assets. As of December 31, 2014, loans, net of the allowance for loan losses, totaled $3.2 billion, which is an increase of 86.1% over the total at December 31, 2013. The increase is due to both organic growth and approximately $1.05 billion due to loans acquired in the Company's three acquisitions during the year. As of December 31, 2013, loans, net of allowance for loan losses, totaled $1.7 billion, which is an increase of 25.3% over the previous year end. The growth in the loan portfolio from December 31, 2012 to December 31, 2013 is primarily due to an increase in commercial and commercial real estate loan activity as a result of new lending teams, including experienced energy lenders, added during the second half of 2012.
The following table presents the balance and associated percentage of each major category in the Company’s loan portfolio as of December 31, 2014, 2013, 2012, 2011 and 2010:

	2014		2013		2012		2011		2010
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial	$672,052	21.0%	$241,178	14.0%	$169,882	12.3%	$127,827	12.9%	$121,805	14.2%
Real estate:
Commercial	1,450,434	45.2	843,436	48.9	648,494	47.0	470,820	47.6%	361,106	42.0
Commercial construction, land and land development	334,964	10.5	130,320	7.5	97,329	7.1	79,063	8.0%	81,270	9.4
Residential (1)	518,478	16.2	342,037	19.8	315,349	22.9	222,929	22.6%	211,297	24.6
Single family interim construction	138,278	4.3	83,144	4.8	67,920	4.9	24,592	2.5%	20,402	2.4
Agricultural	38,822	1.2	40,558	2.3	40,127	2.9	34,923	3.5%	32,902	3.8
Consumer	52,267	1.6	45,762	2.7	39,502	2.9	28,437	2.9%	31,270	3.6
Other	242	—	108	—	73	—	80	—	76	—
	3,205,537	100.0%	1,726,543	100.0%	1,378,676	100.0%	988,671	100.0%	860,128	100.0%
Deferred loan fees	(487)		—		—		—		—
Allowance for loan losses	(18,552)		(13,960)		(11,478)		(9,060)		(8,403)
Total loans, net	$3,186,498		$1,712,583		$1,367,198		$979,611		$851,725
(1) Includes mortgage loans held for sale as of December 31, 2014, 2013, 2012, 2011 and 2010 of $4.5 million, $3.4 million, $9.2 million, $3.0 million and $3.3 million, respectively.

Gross loans increased $1.5 billion, or 85.7%, to $3.2 billion at December 31, 2014, from $1.7 billion at December 31, 2013. Gross loans increased $348 million, or 25.2%, to $1.7 billion as of December 31, 2013, and from $1.4 billion as of December 31, 2012. The loan growth is as a result of the organic growth of the Company’s loan portfolio and the Company’s three acquisitions in 2014, one in 2013 and two in 2012.

The following table sets forth the contractual maturities, including scheduled principal repayments, of the Company’s loan portfolio (which includes balloon notes) and the distribution between fixed and adjustable interest rate loans as of December 31, 2014:

As of December 31, 2014	Within One Year		One Year to Five Years		After Five Years		Total
(dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate
Commercial	$47,571	$133,551	$150,900	$284,832	$35,404	$19,794	$233,875	$438,177
Real estate:
Commercial real estate	50,865	23,412	507,518	143,772	208,032	516,835	766,415	684,019
Commercial construction, land and land development	45,414	30,584	104,556	65,986	17,454	70,970	167,424	167,540
Residential real estate	46,462	10,261	210,386	4,874	131,847	114,648	388,695	129,783
Single family interim construction	45,960	67,171	9,230	4,950	9,890	1,077	65,080	73,198
Agricultural	6,636	6,554	11,080	468	1,123	12,961	18,839	19,983
Consumer	10,695	7,183	32,243	1,051	951	144	43,889	8,378
Other	242	—	—	—	—	—	242	—
Total loans	$253,845	$278,716	$1,025,913	$505,933	$404,701	$736,429	$1,684,459	$1,521,078

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
The Company’s commercial loan portfolio increased $430.9 million, or 178.65%, to $672.1 million as of December 31, 2014, from $241.2 million as of December 31, 2013, with the increase primarily attributable to the commercial loans acquired in the Company’s acquisitions in 2014 and growth in the Bank's energy portfolio. The energy E&P portfolio totaled $231.7 million, or approximately 7.2% of the total portfolio at December 31, 2014 up from $68.3 million, or 4.0% of the total portfolio at December 31, 2013. Commercial loans increased $71.3 million, or 42.0%, to $241.2 million as of December 31, 2013 from $169.9 million as of December 31, 2012. This increase is primarily attributable to organic growth in the Company’s commercial loan portfolio.

Commercial real estate loans. The Company’s commercial real estate loans generally are used by customers to finance their purchase of office buildings, retail centers, medical facilities and mixed-use buildings. Approximately 48%, 43% and 55% of the Company’s commercial real estate loans as of December 31, 2014, 2013, and 2012, respectively, were owner-occupied. Such loans generally involve less risk than loans on investment property. The Company expects that commercial real estate loans will continue to be a significant portion of the Company’s total loan portfolio and an area of emphasis in the Company’s lending operations.
The Company’s commercial real estate loans increased $607.0 million, or 72.0%, to $1.45 billion as of December 31, 2014 from $843.4 million as of December 31, 2013, as a result of the Company’s three acquisitions in 2014 and increased lending activity. Commercial real estate loans increased $194.9 million, or 30.1%, to $843.4 million as of December 31, 2013 from $648.5 million as of December 31, 2012. That increase was due to a general increase in lending activity, primarily in the Austin region.

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

The Company’s loans in this segment increased $204.6 million, or 157.0%, to $335.0 million as of December 31, 2014 from $130.3 million as of December 31, 2013. Commercial construction, land and land development loans in this segment of its loan portfolio increased $33.0 million, or 33.9%, to $130.3 million as of December 31, 2013, from $97.3 million as of December 31, 2012. The increase in such loans from December 31, 2013, to December 31, 2014, resulted primarily from the Company’s three acquisitions in 2014 while the increase in loans in this category from December 31, 2012, to December 31, 2013, was primarily as a result of general increased lending activity in this area.

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
Residential real estate loans increased $176.4 million, or 51.6%, to $518.5 million at December 31, 2014 from $342.0 million as of December 31, 2013. The increase in loans in this category from December 31, 2013 to December 31, 2014, resulted from the Company’s three acquisitions and increased lending activity. The Company’s residential real estate loan portfolio grew by $26.7 million, or 8.5%, to a balance of $342.0 million as of December 31, 2013 from $315.3 million as of December 31, 2012. The increase in this loan category resulted from the sustained demand in the residential real estate market. The significantly slower rate of growth in this type of loan from December 31, 2012, to December 31, 2013, reflects the effect of the I Bank acquisition on the rate of growth in 2012.
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
Single family interim construction loans increased $55.1 million, or 66.3%, to $138.3 million at December 31, 2014 from $83.1 million as of December 31, 2013, as a result of the acquisition of these types of loans in the Company’s three acquisitions in 2014. The balance of single-family interim construction loans in the Company’s loan portfolio increased by $15.2 million, or 22.4%, to $83.1 million as of December 31, 2013 from the balance of $67.9 million as of December 31, 2012, which resulted from the sustained demand in the residential real estate market.
Other Categories of Loans. Other categories of loans included in the Company’s loan portfolio include agricultural loans made to farmers and ranchers relating to their operations, consumer loans made to individuals for personal purposes, including automobile purchase loans and personal loans. None of these categories of loans represents more than 3% of the Company’s total loan portfolio as of December 31, 2014, 2013, or 2012 and such categories continue to decline as a % of the Company's total loan portfolio.

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

The Company discontinues accruing interest on a loan when management of the Company believes, after considering the Company’s collection efforts and other factors, that the borrower’s financial condition is such that collection of interest of that loan is doubtful. Loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans, including troubled debt restructurings, that are placed on nonaccrual status or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The Company did not make any changes in the Company’s nonaccrual policy during the fiscal years of 2014, 2013 or 2012.
Placing a loan on nonaccrual status has a two-fold impact on net interest earnings. First, it may cause a charge against earnings for the interest which had been accrued in the current year but not yet collected on the loan. Second, it eliminates future interest income with respect to that particular loan from the Company’s revenues. Interest on such loans is not recognized until the entire principal is collected or until the loan is returned to performing status. The Company had $3.7 million, $2.7 million and $6.6 million in loans on nonaccrual status as of December 31, 2014, 2013, and 2012, respectively. The Company had an increase in loans on nonaccrual status from December 31, 2013 to December 31, 2014 primarily from one commercial loan totaling $1.4 million that was placed on nonaccrual status in the fourth quarter of 2014. The Company’s loans on nonaccrual status decreased from December 31, 2013 to December 31, 2014 primarily as a result of the payoff of a $1.8 million loan that was on nonaccrual status at December 31, 2012 and a foreclosure that resulted in the transfer of a $2.3 million nonaccrual loan to other real estate owned.
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

	As of December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Nonaccrual loans
Commercial	$1,449	$357	$218	$131	$194
Real estate:
Commercial real estate, construction, land and land development	70	253	4,857	1,291	5,531
Residential real estate	2,117	1,852	894	2,864	2,079
Single-family interim construction	—	170	560	91	—
Consumer	67	43	70	54	42
Total nonaccrual loans (1)	3,703	2,675	6,599	4,431	7,846
Loans delinquent 90 days or more and still accruing
Commercial	157	—	—	31	39
Real estate:
Residential real estate	288	—	—	—	92
Agricultural	—	—	—	—	2
Consumer	6	—	2	24	1
Total loans delinquent 90 days or more and still accruing	451	—	2	55	134
Troubled debt restructurings, not included in nonaccrual loans
Commercial	30	107	481	552	147
Real estate:
Commercial real estate, construction, land and land development	4,668	5,090	1,778	6,094	7,671
Residential real estate	1,254	1,288	2,165	136	382
Consumer	8	1	9	12	—
Total troubled debt restructurings, not included in nonaccrual loans	5,960	6,486	4,433	6,794	8,200
Total nonperforming loans	10,114	9,161	11,034	11,280	16,180
Other real estate owned (Bank only):
Commercial real estate, construction, land and land development	4,763	3,322	6,166	7,835	7,164
Agricultural real estate	—	—	—	457	535
Residential real estate		—	653	100	155
Total other real estate owned	4,763	3,322	6,819	8,392	7,854
Adriatica real estate owned	—	—	9,727	16,065	—
Total nonperforming assets	$14,877	$12,483	$27,580	$35,737	$24,034
Ratio of nonperforming loans to total loans	0.32%	0.53%	0.81%	1.14%	1.89%
Ratio of nonperforming assets to total assets	0.36	0.58	1.59	2.85	2.19
(1) Nonaccrual loans include troubled debt restructurings of $1.3 million, $1.5 million, $3.1 million, $305 thousand and $480 thousand as of December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

Nonaccrual loans increased to $3.7 million at December 31, 2014, from $2.7 million as of December 31, 2013 due to the addition of one commercial loan totaling $1.4 million that was placed on nonaccrual in the fourth quarter of 2014. Troubled debt restructurings that were also on nonaccrual status totaled $1.3 million and $1.5 million at December 31, 2014 and December 31, 2013, respectively. Nonaccrual loans decreased from $6.6 million as of December 31, 2012 to $2.7 million as of December 31, 2013. Troubled debt restructurings that were also on nonaccrual status totaled $1.5 million and $3.1 million at December 31, 2013 and December 31, 2012, respectively. These decreases primarily resulted from the payoff of a $1.8 million loan that was on nonaccrual at December 31, 2012 and a foreclosure that resulted in the transfer of a $2.3 million nonaccrual loan to other real estate. Loans past due 90 days and still accruing totaled $451 thousand as of December 31, 2014. The largest portion of this balance was a $288 thousand commercial real estate construction loan that was pending a renewal at December 31, 2014. The loan was subsequently renewed and returned to performing status.

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
The Company did not recognize any interest income on nonaccrual loans during fiscal 2014, 2013 or 2012 while the loans were in nonaccrual status. The amount of interest the Company included in the Company’s net interest income for fiscal year 2014, 2013 and 2012 with respect to nonperforming loans was $433 thousand, $257 thousand and $351 thousand, respectively. Additional interest income that the Company would have recognized on these nonperforming loans had they been current in accordance with their original terms was $203 thousand, $158 thousand and $277 thousand, respectively, during fiscal year 2014, 2013 and 2012.
As of December 31, 2014, the Company had a total of 66 loans with an aggregate principal balance of $16.7 million that were not currently nonaccrual loans, 90 days past due loans or troubled debt restructurings, but where the Company had information about possible credit problems of the borrowers that caused the Company’s management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that could result in those loans becoming nonaccrual loans, 90 days past due loans or troubled debt restructurings in the future.
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
As of December 31, 2014, the Company had other real estate with a carrying value of $4.8 million, up slightly from the $3.3 million balance as of December 31, 2013. The increase is due primarily to three branches totaling $2.4 million that were closed during 2014 and transferred to other real estate owned. As of December 31, 2013, the Company had other real estate with a carrying value of $3.3 million, down $3.5 million from the balance as of December 31, 2012, resulting from the sale of the IBG Adriatica properties and the sale of several other properties during the year.

The Company utilizes an asset risk classification system in compliance with guidelines established by the state and federal banking regulatory agencies as part of the Company’s efforts to improve asset quality. In connection with examinations of insured institutions, examiners have the authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful,” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable and there is a high probability of loss based on currently existing facts, conditions and values. An asset classified as loss is not considered collectible and is of such little value that continuance as an asset is not warranted. The Company produces a problem asset report that is reviewed by Independent Bank’s board of directors monthly. That report also includes “pass/watch” loans and other assets especially mentioned or OAEM. Pass/watch loans have a potential weakness that requires more frequent monitoring. OAEM credits have weaknesses that require attention. Officers and senior management review these loans monthly to determine if a more severe rating is warranted.

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
Analysis of the Allowance for Loan Losses. The following table sets forth the allowance for loan losses by category of loan:

	As of December 31,
	2014		2013		2012		2011		2010
(dollars in thousands)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Commercial loans	$5,051	21.0%	$2,401	14.0%	$2,377	12.3%	$1,259	12.9%	$1,228	14.2%
Real estate:
Commercial real estate, construction, land and land development	10,110	55.7	7,872	56.4	4,924	54.1	5,051	55.6	4,294	51.4
Residential real estate	2,205	16.2	2,440	19.8	2,965	22.9	1,964	22.6	1,639	24.6
Single family interim construction	669	4.3	577	4.8	523	4.9	317	2.5	250	2.4
Agricultural	246	1.2	238	2.3	159	2.9	209	3.5	167	3.8
Consumer	146	1.6	363	2.7	278	2.9	235	2.9	293	3.6
Unallocated	125	—	69	—	252	—	25	—	532	—
Total allowance for loan losses	$18,552	100.0%	$13,960	100.0%	$11,478	100.0%	$9,060	100.0%	$8,403	100.0%

(1) Represents the percentage of Independent’s total loans included in each loan category.

As of December 31, 2014, the allowance for loan losses amounted to $18.6 million, or 0.58%, of total loans held for investment, compared with $14.0 million, or 0.81%, as of December 31, 2012 and $11.5 million, or 0.84%, as of December 31, 2012. The decrease in the December 31, 2014 to December 31, 2013, ratio is attributable to loans acquired in the Live Oak Financial Corp., BOH Holdings and Houston City Bancshares acquisitions that are recorded at fair value and do not have an allowance as of December 31, 2014 as there has been no evidence of credit deterioration since acquisition date. The increase in the allowance of $2.5 million for fiscal year 2013 was primarily in response to the organic growth in its total loans during the fiscal year in addition to loans acquired in the two acquisitions in 2012. The loans acquired in the November 2013 Collin Bank acquisition did not affect the allowance balance at December 31, 2013. The problem assets in that acquisition that might have required an allowance for loan loss if the Company had originated those loans were instead appropriately recorded at their fair value determined in accordance with business combination accounting guidance, as were other loans acquired in the acquisition. The allowance balance increased $2.4 million during fiscal year 2012 in response to organic loan growth during the year. The acquired loans in the 2012 acquisitions were also recorded at fair value at the date of acquisition, thus having minimal effect on the December 31, 2012 allowance balance.

The allowance for loans losses as a percentage of nonperforming loans increased to 183.43% at December 31, 2014 compared to 152.93% at December 31, 2013. The increase is due primarily to the increase in the recorded allowance to account for the Company's organic growth in loan portfolio during this time. As of December 31, 2014, the Company recorded a specific allowance for loan losses of $475 thousand for impaired loans totaling $3.6 million, compared to a specific allowance of $855 thousand on impaired loans totaling $5.4 million as of December 31, 2013.
The allowance for loan losses as a percentage of nonperforming loans increased from 104.02% at December 31, 2012, to 152.93% at December 31, 2013, due to the decrease in nonperforming loans from $11.0 million at December 31, 2012, to $9.2 million at December 31, 2013. As of December 31, 2013, the Company had made a specific allowance for loan losses of $855 thousand for impaired loans totaling $5.4 million, compared with a specific allowance of $989 thousand for impaired loans totaling $7.6 million as of December 31, 2012. This decrease resulted from the foreclosure and transfer of a $2.3 million impaired loan to other real estate owned.
Although the allowance for loan losses to nonperforming loans has increased significantly over the periods presented in the Company’s consolidated financial statements appearing in this Annual Report on Form 10-K, the Company does not expect to decrease the Company’s allowance as a percentage of total loans. The allowance is primarily related to loans evaluated collectively and will continue to increase as the Company’s loan portfolio grows. Additional provision expense will vary depending on future credit quality trends within the portfolio.
The following table provides an analysis of the provisions for loan losses, net charge-offs and recoveries for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 and the effects of those items on the Company’s allowance for loan losses:

	As of and for the Year Ended December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Allowance for loan losses-balance at beginning of year	$13,960	$11,478	$9,060	$8,403	$6,742
Charge-offs
Commercial	(368)	(612)	(169)	(23)	(579)
Real estate:
Commercial real estate, construction, land and land development	(371)	(634)	(484)	(694)	(416)
Residential real estate	(32)	(130)	(178)	(316)	(837)
Single-family interim construction	—	—	—	(20)	(561)
Consumer	(143)	(64)	(86)	(94)	(114)
Total charge-offs	(914)	(1,440)	(917)	(1,147)	(2,507)

Recoveries
Commercial	19	20	26	17	15
Real estate:
Commercial real estate, construction, land and land development	79	28	68	35	3
Residential real estate	8	10	3	—	49
Single-family interim construction	11	—	—	49	10
Consumer	30	42	54	53	48
Total recoveries	147	100	151	154	125
Net charge-offs	(767)	(1,340)	(766)	(993)	(2,382)
Provision for loan losses	5,359	3,822	3,184	1,650	4,043
Allowance for loan losses-balance at end of year	$18,552	$13,960	$11,478	$9,060	$8,403
Ratios
Net charge-offs to average loan outstanding	0.03%	0.09%	0.06%	0.11%	0.31%
Allowance for loan losses to nonperforming loans at end of year	183.43	152.39	104.02	80.32	51.93
Allowance for loan losses to total loans at end of year (1)	0.58	0.81	0.84	0.92	0.98
(1) Calculation excludes loans held for sale from total loans.

The ratio of the Company’s allowance for loan losses to total loans was 0.58% as of December 31, 2014, compared to 0.81% as of December 31, 2013, which primarily resulted from $1.1 billion of acquired loans being recorded at fair value at acquisition date. Such remaining loans having no allowance allocated at December 31, 2014 as their has been no evidence of deterioration of credit post acquisition. The ratio of net charge-offs to average loans outstanding decreased to 0.03% for the year ended December 31, 2014, from 0.09% for the year ended December 31, 2013, as a result of improvement in the financial condition of the Company’s borrowers and the value of the collateral securing the Company’s loans as well as the continued conservative underwriting of the portfolio.

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

Securities Available for Sale
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit, interest rate and duration risk. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions. The following table sets forth the book value, which is equal to fair market value because all investment securities the Company held were classified as available for sale as of the applicable date, and the percentage of each category of securities as of December 31, 2014, 2013 and 2012:

	As of December 31,
	2014		2013		2012
(dollars in thousands)	Book Value	% of Total	Book Value	% of Total	Book Value	% of Total
Securities available for sale
U.S. Treasury securities	$1,006	0.49%	$3,513	1.81%	$3,547	3.13%
Government agency securities	58,023	28.16	94,415	48.66%	70,211	61.94%
Obligations of state and municipal subdivisions	76,899	37.32	36,615	18.87%	36,814	32.48%
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC and FHR	69,053	33.51	57,443	29.60%	680	0.60%
Corporate bonds	1,081	0.52	2,052	1.06%	2,103	1.85%
Total securities available for sale	$206,062	100.00%	$194,038	100.00%	$113,355	100.00%

The Company recognized a gain on sale of securities of $362 thousand during 2014. The Company had no gain or loss on sales of securities in the fiscal year ended December 31, 2013, but recognized a nominal loss on sale of securities during the fiscal year ended December 31, 2012. Securities represented 5.0%, 9.0% and 6.5% of the Company’s total assets at December 31, 2014, 2013 and 2012, respectively.
Certain investment securities are valued at less than their historical cost. Management evaluates securities for other-than-temporary impairment (OTTI) on at least a quarterly basis and more frequently when economic of market conditions warrant such an evaluation. Management does not intend to sell any debt securities it holds and believes the Company more likely than not will not be required to sell any debt securities it holds before their anticipated recovery, at which time the Company will receive full value for the securities. Management has the ability and intent to hold the securities classified as available for sale that were in a loss position as of December 31, 2014 for a period of time sufficient for an entire recovery of the cost basis of the securities. For those securities that are impaired, the unrealized losses are largely due to interest rate changes. The fair value is expected to recover as the securities approach their maturity date. Management believes any impairment in the Company’s securities at December 31, 2014, is temporary and no impairment has been realized in the Company’s consolidated financial statements.

The following table sets forth the book value, scheduled maturities and weighted average yields for the Company’s investment portfolio as of December 31, 2014:

(dollars in thousands)	Book Value	% of Total Investment Securities	Weighted Average Yield
U.S. Treasury securities
Maturing within one year	$—	—%	—%
Maturing in one to five years	1,006	0.49	1.06
Maturing in five to ten years	—	—	—
Maturing after ten years	—	—	—
Total U.S. Treasury securities	1,006	0.49	1.06

Government agency securities
Maturing within one year	—	—	—
Maturing in one to five years	42,062	20.41	1.28
Maturing in five to ten years	14,131	6.86	1.89
Maturing after ten years	1,830	0.89	1.68
Total government agency securities	58,023	28.16	1.45

Obligations of state and municipal subdivisions
Maturing within one year	3,880	1.88	1.24
Maturing in one to five years	6,844	3.32	1.63
Maturing in five to ten years	25,155	12.21	3.21
Maturing after ten years	41,020	19.91	4.50
Total obligations of state and municipal subdivisions	76,899	37.32	3.67

Residential pass through securities guaranteed by FNMA, GNMA, FHLMC and FHR
Maturing within one year	1	—	7.50
Maturing in one to five years	47,271	22.94	2.51
Maturing in five to ten years	18,556	9.01	2.79
Maturing after ten years	3,225	1.56	3.52
Total residential pass through securities guaranteed by FNMA, GNMA, FHLMC and FHR	69,053	33.51	2.63

Corporate bonds
Maturing within one year	—	—	—
Maturing in one to five years	—	—	—
Maturing in five to ten years	1,081	0.52	3.10
Maturing after ten years	—	—	—
Total corporate bonds	1,081	0.52	3.10
Total investment securities	$206,062	100.00%	2.66%

The following table summarizes the amortized cost of securities classified as available for sale and their approximate fair values as of the dates shown:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale
As of December 31, 2014
U.S. treasuries	$999	$7	$—	$1,006
Government agency securities	58,174	199	(350)	58,023
Obligations of state and municipal subdivisions	75,599	1,837	(537)	76,899
Corporate bonds	1,068	13	—	1,081
Residential pass through securities guaranteed by FNMA, GNMA, FHLMC and FHR	67,437	1,616	—	69,053
	$203,277	$3,672	$(887)	$206,062
As of December 31, 2013
U.S. treasuries	$3,498	$15	$—	$3,513
Government agency securities	95,407	84	(1,076)	94,415
Obligations of state and municipal subdivisions	37,861	541	(1,787)	36,615
Corporate bonds	2,079	—	(27)	2,052
Residential pass through securities guaranteed by FNMA, GNMA, FHLMC, FHLB, FFCB and FHR	57,844	67	(468)	57,443
	$196,689	$707	$(3,358)	$194,038
As of December 31, 2012
U.S. treasuries	$3,493	$54	$—	$3,547
Government agency securities	69,636	575	—	70,211
Obligations of state and municipal subdivisions	34,908	2,123	(217)	36,814
Corporate bonds	2,105	23	(25)	2,103
Residential mortgage backed securities guaranteed by FNMA, GNMA, FHLMC and SBA	635	45	—	680
	$110,777	$2,820	$(242)	$113,355

The Company’s securities available for sale, carried at fair value, increased $12.0 million, or 6.2%, during the fiscal year ended December 31, 2014 and increased $80.7 million, or 71.2%, during fiscal 2013 and $19.4 million, or 20.6%, during fiscal 2012. The increase in fiscal 2013 was primarily due to purchases of agency securities for additional liquidity and due to residential pass through securities that were acquired in the Collin Bank acquisition in November 2014. The increase in the Company’s investment portfolio from December 31, 2011 to December 31, 2012 primarily reflected an increase in government agency securities and obligations of state and municipal subdivisions. This growth in the Company’s portfolio occurred primarily as the result of growth in the Company’s assets available for investment and the acquisition of approximately $10.3 million in securities acquired in the Company’s acquisition of CGI, including $6.3 million in municipal securities and $2.1 million in corporate bonds.
Residential pass-through securities (mortgage backed securities) are securities that have been developed by pooling a number of real estate mortgages that are principally issued by federal agencies. These securities are deemed to have high credit ratings, and minimum regular minimum monthly cash flows of principal and interest are guaranteed by the issuing agencies.
Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Premiums and discounts on mortgage-backed securities are amortized over the expected life of the security and may be impacted by prepayments. As such, mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because home owners tend to refinance their mortgages resulting in prepayments and an acceleration of premium amortization, Securities purchased at a discount will generally obtain higher net yields in a decreasing interest rate environment as prepayments result in acceleration of discount accretion.

Cash and Cash Equivalents
Cash and cash equivalents increased $231.0 million, or 248.2%, to $324.0 million as of December 31, 2014, from $93.1 million as of December 31, 2013. Such increase in fiscal 2014 was necessary to maintain compliance with the Company’s liquidity policy of holding cash and investment securities held for sale in an amount equal to at least 10% of the Company’s total assets.
Cash and cash equivalents decreased $9.2 million, or 9.0%, to $93.1 million as of December 31, 2013, from $102.3 million as of December 31, 2012.

Certificates of Deposit Held in Other Banks
The Company owned certificates of deposit held in other banks in the amount of $7.7 million as of December 31, 2012, which the Company acquired in the I Bank acquisition and all of which matured during 2013. There were no certificates of deposit held in other banks as of December 31, 2014 and 2013.
Goodwill and Core Deposit Intangible, Net
The Company’s total goodwill was $229.5 million as of December 31, 2014, $34.7 million as of December 31, 2013, and was $28.7 million as of December 31, 2012. Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired. Goodwill increased by $7.0 million, $165.9 million and $21.2 million relating to the acquisitions of Live Oak Financial Corp., BOH Holdings, Inc. and Houston City Bancshares, respectively and increased by $574 thousand relating to final acquisition accounting adjustments made to Collin Bank during 2014. Goodwill increased $6.0 million from December 31, 2012 to December 31, 2013 related to the acquisition of Collin Bank in November 2013.
The Company’s other intangible asset, the Company’s core deposit intangible, net, was $12.5 million as of December 31, 2014, $3.1 million as of December 31, 2013, and $3.3 million as of December 31, 2012. The Company’s core deposit intangible is amortized on a straight-line basis over its estimated life of 10 years. The decreases in the Company’s core deposit intangible, net, from December 31, 2012 to December 31, 2013 occurred as the result of the amortization of the Company’s core deposit intangible in the fiscal year ended December 31, 2013, offset by the addition of a $600 core deposit intangible acquired in the Collin Bank acquisition. The increase in core deposit intangibles from December 31, 2013 to December 31, 2014 was due to $882 thousand, $7.3 million and $2.5 million in core deposit intangibles acquired in the Live Oak Financial Corp, BOH Holdings, Inc. and Houston City Bancshares transactions, respectively during 2014 and offset partially by the amortization expense on core intangibles for the year.

Liabilities
The Company’s total liabilities increased $1.7 billion, or 86.1%, to $3.6 billion as of December 31, 2014, from $1.9 billion as of December 31, 2013, primarily due to the assumption of deposit liabilities of $1.2 billion in the three acquisitions completed in 2014. The balance of the increase is accounted for by organic growth in the Company’s deposit base, an increase in FHLB advances of $41.9 million, increases in the Company’s subordinated debentures of $65.0 million.
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
The total deposits of $3.2 billion as of December 31, 2014, compared with total deposits of $1.7 billion as of December 31, 2013, reflecting a $1.5 billion, or 90.0%, increase from December 31, 2013. The increase was primarily due to $1.2 billion in deposits acquired in the Company's three acquisitions during 2014, but also in part due to organic deposit growth. As of December 31, 2014 and 2013, noninterest-bearing demand, interest-bearing checking, savings deposits and limited access money market accounts accounted for 75% of the Company’s total deposits, while individual retirement accounts and certificates of deposit made up 25% of total deposits. Noninterest-bearing demand deposits totaled $818.0 million, or 25.2% of

total deposits, as of December 31, 2014, compared with $302.8 million, or 17.7% of total deposits, as of December 31, 2013    , which drives down the total cost of deposits 10 basis points from 0.47% at December 31, 2013 to 0.37% at December 31, 2014. The average cost of interest-bearing deposits was 0.57% per annum for 2014 compared with 0.48% for 2013.
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

The following table summarizes the Company’s average deposit balances and weighted average rates for the periods presented:

	For the Year Ended December 31, 2014		For the Year Ended December 31, 2013		For the Year Ended December 31, 2012
(dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Deposit Type
Noninterest-bearing demand accounts	$601,764	—%	$259,432	—%	$203,248	—%
Interest-bearing checking accounts	1,052,528	0.46	734,475	0.52	579,495	0.78
Savings accounts	129,707	0.27	114,699	0.33	110,118	0.65
Limited access money market accounts	123,392	0.28	50,661	0.27	32,976	0.36
Certificates of deposit, including individual retirement accounts (IRA)	674,556	0.60	334,269	0.79	285,564	1.05
Total deposits	$2,581,947	0.37%	$1,493,536	0.47%	$1,211,401	0.69%

The following table sets forth the maturity of time deposits (including IRA deposits) of $100,000 or more as of December 31, 2014:

	Maturity within:
(dollars in thousands)	Three Months	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
Individual retirement accounts	$2,649	$2,694	$5,515	$5,337	$16,195
Certificates of deposit (excluding CDARS)	134,354	116,301	157,425	120,231	528,311
CDARS	51,411	35,975	48,034	2,850	138,270
Total	$188,414	$154,970	$210,974	$128,418	$682,776

Short-Term Borrowings
The Company’s deposits have historically provided the Company with a major source of funds to meet the daily liquidity needs of the Company’s customers and fund growth in earning assets. However, from time to time the Company may also engage in short-term borrowings. At December 31, 2014, the Company had $55.0 million in short-term borrowings outstanding, all of which were short-term FHLB advances. At December 31, 2013, the Company had $13.0 million in short-term borrowings outstanding, which were assumed in the Collin Bank acquisition and are discussed in the FHLB Advances section below. The Company did not have any other short-term borrowings outstanding at December 31, 2012 as a result of funding available from other sources. The Company has not historically needed to engage in significant short-term borrowing through sources such as federal funds purchased, securities sold under agreements to repurchase or Federal Reserve Discount Window advances to meet the daily liquidity needs of the Company’s customers or fund growth in earning assets.

FHLB Advances
In addition to deposits, the Company utilizes FHLB advances either as a short-term funding source or a longer-term funding source and to manage the Company’s interest rate risk on the Company’s loan portfolio. FHLB advances can be particularly attractive as a longer-term funding source to balance interest rate sensitivity and reduce interest rate risk.
The Company’s FHLB borrowings totaled $229.4 million as of December 31, 2014, compared with $187.5 million as of December 31, 2013, and $164.6 million as of December 31, 2012. The increase from December 31, 2013, to December 31, 2014, is primarily to provide additional short-term liquidity due to loan growth. The increase from December 31, 2012 to December 31, 2013 is due to the assumption of $26.0 million in FHLB advances in connection with the Collin Bank acquisition, including the $13.0 million in short term advances discussed above. As of December 31, 2014, 2013 and 2012, the Company had $727.3 million, $218.0 million and $267.5 million, respectively, in unused and available advances from the FHLB. At December 31, 2014, the Company’s FHLB advances are collateralized by assets, including a blanket pledge of certain loans with a carrying value of $1.3 billion and FHLB stock. As of December 31, 2014, and December 31, 2013, the Company had $354.2 million and $274.6 million, respectively, in undisbursed advance commitments (letters of credit) with the FHLB. The FHLB letters of credit were obtained in lieu of pledging securities to secure public fund deposits that are over the FDIC insurance limit. There were no disbursements against the advance commitments as of either December 31, 2014, or December 31, 2013.

The following table provides a summary of the Company’s FHLB advances at the dates indicated:

	As of December 31,
	2014	2013	2012
Fixed-rate, fixed term, at rates from 0.18% to 6.26%, with a weighted-average of 1.48% (maturing January 2015 through January 2026)	$229,405		—
Fixed-rate, fixed term, at rates from 0.14% to 6.26%, with a weighted-average of 1.83% (maturing January 2014 through January 2026)	—	$187,484
Fixed-rate, fixed term, at rates from 1.12% to 6.26%, with a weighted-average of 2.01% (maturing March 2013 through January 2026)	—	—	$164,601

As of December 31, 2014, the scheduled maturities of the Company’s FHLB advances were as follows (dollars in thousands):

Maturing Within	Principal Amount to Mature
As of December 31, 2014
First Year	$91,000
Second Year	32,513
Third Year	30,000
Fourth Year	35,000
Fifth Year	40,069
Thereafter	823
$229,405

Other Long-Term Indebtedness
As of December 31, 2014, 2013 and 2012, the Company had $72.7 million, $7.7 million, and $36.5 million, respectively, of long-term indebtedness (other than FHLB advances and junior subordinated debentures) outstanding, which included notes payable and subordinated debentures. The increase in the Company’s long-term indebtedness from December 31, 2013, to December 31, 2014, resulted from the issuance of $65.0 million of the Company’s subordinated notes to provide a portion of the funds to complete the Houston City Bancshares acquisition in 2014. The decrease in such long-term indebtedness from December 31, 2012, to December 31, 2013, resulted primarily from the repayment of $28.8 million in principal amount of notes payable and subordinated debentures during that period with a portion of the proceeds of the Company’s initial public offering.

As of December 31, 2014, the scheduled principal maturities of the Company’s other long-term indebtedness are as follows (dollars in thousands):

Maturing Within	Principal Amount to Mature
As of December 31, 2014
First Year	$1,933
Second Year	1,933
Third Year	1,932
Fourth Year	1,932
Fifth Year	—
Thereafter	65,000
$72,730

Junior Subordinated Debentures
As of December 31, 2014, 2013, and 2012, the Company had outstanding an aggregate of $18.1 million principal amount of five series of junior subordinated securities issued to five unconsolidated subsidiary trusts. Each series of debentures was purchased by one of the trusts with the net proceeds of the issuance by such trust of floating rate trust preferred securities. These junior subordinated debentures are unsecured and will mature between March 2033 and June 2037. Each of the series of debentures bears interest at a per annum rate equal to three-month LIBOR plus a spread that ranges from 1.60% to 3.25%, with a weighted average spread of 2.68%. As of December 31, 2014, the interest rate on the various series of debentures was 3.48%, 3.08%, 2.63%, 3.48% and 1.84%, respectively, while as of December 31, 2013, the interest rate on the various series of debentures was 3.49%, 3.09%, 2.64%, 3.49% and 1.84%, respectively. Interest on each series of these debentures is payable quarterly, although the Company may, from time to time defer the payment of interest on any series of these debentures. A deferral of interest payments would, however, restrict the Company’s right to declare and pay cash distributions, including dividends, on the Company’s common stock or making distributions with respect to any of the Company’s future debt instruments that rank equally or are junior to such debentures. The Company may redeem the debentures, which are intended to qualify as Tier 1 capital, at the Company’s option, subject to approval of the Federal Reserve.

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
Total stockholder’s equity was $540.9 million at December 31, 2014, compared with $233.8 million at December 31, 2013, an increase of approximately $307.1 million. The increase was due primarily to the issuance of common stock totaling $250.2 million in connection with the Company's acquisition of Live Oak Financial Corp., BOH Holdings and Houston City Bancshares and the issuance of Series A preferred stock of $23.9 million in connection with the BOH Holdings acquisition. In addition, there was stock awards amortization of $2.9 million, $1.4 million in excess tax benefits on vested restricted stock, an increase of $3.5 million in unrealized gain (loss) on available for sale securities and net income of $29.0 million earned by the Company for the fiscal year ended December 31, 2014, offset by dividends paid of $3.9 million.

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
In addition to the liquidity provided by the sources described above, the Company maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of December 31, 2014, the Company had established federal funds lines of credit totaling $125.0 million with five unaffiliated banks. At December 31, 2013 and 2012, the Company had established federal funds lines of credit with one unaffiliated bank totaling $40.0 million and $25.0 million, respectively, with no amounts advanced against those lines at either of those times. Based on the values of stock, securities, and loans pledged as collateral, as of December 31, 2014, 2013 and 2012, the Company had additional borrowing capacity with the FHLB of $727.3 million, $218.0 million and $267.5 million, respectively. The balances maintained in that account as of December 31, 2014, 2013 and 2012, were not significant. The correspondent account is a demand account. The normal services associated with a correspondent banking relationship, including clearing of checks, sales and purchases of participations in loans and investments and sales and purchases of federal funds.
During 2014, the Company entered into a $35.0 million unsecured revolving line of credit with an unrelated bank. The line bears interest at LIBOR plus 2.50% and matures May 3, 2015. As of December 31, 2014, there is no outstanding balance on the line. The Company is required to meet certain financial covenants on a quarterly basis which includes maintaining $5 million in cash at Independent Bank Group.
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
The Company expects that, as a result of recent developments such as the Dodd-Frank Act and Final BASEL III Rules, the Company will be subject to increasingly stringent regulatory capital requirements. For further discussion of the changing regulatory framework in which the Company operates, see “Supervision and Regulation” under Part I, Item 1, “Business.”
As of December 31, 2014, the risk-based capital standards issued by the FDIC required all state nonmember banks to have “Tier 1 capital” of at least 4% and “total risk-based” capital (Tier 1 and Tier 2) of at least 8.0% of total risk-weighted assets. “Tier 1 capital” generally includes common stock equity and qualifying perpetual preferred stock together with related surpluses and retained earnings, less deduction for goodwill and various other intangibles. “Tier 2 capital” may consist of a limited amount of intermediate-term preferred stock, a limited amount of term subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock not qualifying as Tier 1 capital, and a limited amount (no greater than 1.25% of risk weighted assets) of the general valuation allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.”
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
As of December 31, 2014, 2013, and 2012, the Company exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	As of December 31, 2014
	Actual	Required to be considered well capitalized	Required to be considered adequately capitalized
	Ratio	Ratio	Ratio
Tier 1 capital to average assets ratio	8.15%	≥5.00%	4.00-5.00%
Tier 1 capital to risk-weighted assets ratio	9.83	≥6.00	4.00-6.00
Total capital to risk-weighted assets ratio	12.59	≥10.00	8.00-10.00

	As of December 31, 2013
	Actual	Required to be considered well capitalized	Required to be considered adequately capitalized
	Ratio	Ratio	Ratio
Tier 1 capital to average assets ratio	10.71%	≥5.00%	4.00-5.00%
Tier 1 capital to risk-weighted assets ratio	12.64	≥6.00	4.00-6.00
Total capital to risk-weighted assets ratio	13.83	≥10.00	8.00-10.00

	As of December 31, 2012
	Actual	Required to be considered well capitalized	Required to be considered adequately capitalized
	Ratio	Ratio	Ratio
Tier 1 capital to average assets ratio	6.45%	≥5.00%	4.00-5.00%
Tier 1 capital to risk-weighted assets ratio	8.22	≥6.00	4.00-6.00
Total capital to risk-weighted assets ratio	10.51	≥10.00	8.00-10.00

In July 2013, federal banking agencies issued the final rules (Basel III Capital Rules) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, compared to the current U.S. risk-based capital rules. The final rule implements a revised definition of regulatory capital, a new common equity Tier 1 minimum capital requirement of 4.50%, and a higher minimum Tier 1 capital requirement of 6.00% (which is an increase from 4.00%). Under the final rule, the total capital ratio remains at 8.00% and the minimum leverage ratio (Tier 1 capital to total assets) for all banking organizations, regardless of supervisory rating, is 4.00%. The Basel III Capital Rules are effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions).

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
During the fiscal year ended December 31, 2014, the Company acquired deposit accounts and repurchase agreements in the Live Oak Financial Corp., BOH Holdings and Houston City Bancshares transactions. In addition, the Company assumed leases for five branches acquired in the BOH Holdings and Houston Community Bancshares acquisitions. The Company also issued $65 million in subordinated debt in July 2014. Other than acquired accounts, subordinate debt issued and normal changes in the ordinary course of business, there have been no significant changes in the types of contractual obligations or amounts due since December 31, 2013.

The following table contains supplemental information regarding the Company’s total contractual obligations as of December 31, 2014:

(dollars in thousands)	Payments Due
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Deposits without a stated maturity	$2,426,738	$—	$—	$—	$2,426,738
Time deposits	659,338	135,620	27,835	67	822,860
FHLB advances	91,000	62,513	75,069	823	229,405
Subordinated debt	1,933	3,865	1,932	65,000	72,730
Junior subordinated debentures	—	—	—	18,147	18,147
Operating leases	1,706	3,065	1,372	1,770	7,913
Total contractual obligations	$3,180,715	$205,063	$106,208	$85,807	$3,577,793

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
Independent Bank’s commitments to extend credit and outstanding standby letters of credit were $565.9 million and $8.6 million, respectively, as of December 31, 2014. Independent Bank’s commitments to extend credit and outstanding standby letters of credit were $365.6 million and $2.1 million, respectively, as of December 31, 2013. Independent Bank’s commitments to extend credit and outstanding standby letters of credit were $153.9 million and $2.7 million, respectively, as of December 31, 2012. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. The Company manages the Company’s liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that the Company will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.

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
The Company conducts periodic analyses of our sensitivity to interest rate risks through the use of a third-party proprietary interest-rate sensitivity model. That model has been customized to our specifications. The analyses conducted by use of that model are based on current information regarding our actual interest-earnings assets, interest-bearing liabilities, capital and other financial information that we supply. The third party uses that information in the model to estimate our sensitivity to interest rate risk.
The Company’s interest rate risk model indicated that it was in a balanced position in terms of interest rate sensitivity as of December 31, 2014. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income based on the interest rate risk model as of December 31, 2014:

Hypothetical Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
200	(0.45)%
100	(0.52)
(100)	(4.24)

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
As part of the Company’s asset/liability management strategy, the Company’s management has emphasized the origination of shorter duration loans as well as variable rate loans to limit the negative exposure to a rate increase, as well as obtaining funding with FHLB advances to manage interest rate risks on funding of loan commitments. Additionally, a significant portion of the loans in the Company’s loan portfolio typically have short-term maturities. The Company’s strategy with respect to liabilities has been to emphasize transaction accounts, particularly noninterest or low interest-bearing nonmaturing deposit accounts, which are less sensitive to changes in interest rates. In response to this strategy, nonmaturing deposit accounts have been a large portion of total deposits and totaled 74.7% of total deposits as of December 31, 2014, 75.1% of total deposits as of December 31, 2013, and 78.5% of total deposits as of December 31, 2012. The Company had brokered deposits, including CDARS totaling $355.1 million, $62.4 million and $31.2 million, at December 31, 2014, 2013 and 2012, respectively. The Company intends to focus on the Company’s strategy of increasing noninterest or low interest-bearing nonmaturing deposit accounts, but may consider the use brokered deposits as a stable source of funding.
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
Goodwill and Core Deposit Intangible. The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. The Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a two step impairment test is unnecessary. If the Company concludes otherwise, then it is required to perform a first step of the two step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. In testing for impairment in the past, the fair value of net assets is estimated based on an analysis of the Company’s market value.
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
The Company believes that this non-GAAP financial measure is important information to be provided to you because, as do the Company’s management, banking regulators, many financial analysts and other investors, you can use the tangible book value in conjunction with more traditional bank capital ratios to assess the Company’s capital adequacy without the effect of the Company’s goodwill and other intangible assets and compare the Company’s capital adequacy with the capital adequacy of other banking organizations with significant amounts of goodwill and/or other intangible assets, which typically stem from the use of the acquisition accounting method of accounting for mergers and acquisitions.
The following table presents, as of the dates set forth below, total stockholders’ equity to tangible common equity and presents the Company’s tangible book value per common share compared with the Company’s book value per common share:

	As of December 31,
(dollars in thousands, except per share data)	2014	2013	2012	2011	2010
Tangible Common Equity
Total common stockholders’ equity	$516,913	$233,772	$124,510	$85,997	$76,044
Adjustments:
Goodwill	(229,457)	(34,704)	(28,742)	(11,222)	(11,222)
Core deposit intangibles	(12,455)	(3,148)	(3,251)	(2,664)	(3,231)
Tangible common equity	$275,001	$195,920	$92,517	$ 72,111	$ 61,591
Common shares outstanding(1)	17,032,669	12,330,158	8,269,707	6,850,293	6,832,328

Book value per common share	$30.35	$18.96	$15.06	$12.55	$11.13
Tangible book value per common share	16.15	15.89	11.19	10.53	9.02

(1)	The Company calculates the common shares outstanding as set forth in note 5 to the tabular presentation of Independent’s historical selected financial data and other information appearing above.

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
The following table presents the Company’s total stockholders’ equity (on a GAAP basis) to Tier 1 capital and presents the Tier 1 capital to risk-weighted assets ratio and the ratio of total stockholders’ equity to risk-weighted assets as of the dates set forth below:

	As of December 31,
(dollars in thousands)	2014	2013	2012	2011	2010
Tier 1 Capital
Total common stockholders’ equity-GAAP	$516,913	$233,772	$124,510	$ 85,997	$ 76,044
Adjustments:
Unrealized loss (gain) on available-for-sale securities	(2,403)	1,130	(2,578)	(2,162)	(866)
Goodwill	(229,457)	(34,704)	(28,742)	(11,222)	(11,222)
Other intangibles	(12,455)	(3,148)	(3,251)	(2,664)	(3,231)
Qualifying Restricted Core Capital Elements (TRUPS)	17,600	17,600	17,600	14,100	14,100
Tier 1 capital	$290,198	$214,650	$107,539	$ 84,049	$ 74,825
Total Risk-weighted Assets
On balance sheet	$3,059,172	$1,637,117	$1,297,795	$971,322	$834,898
Off balance sheet	136,241	60,397	10,860	6,850	8,139
Total risk-weighted assets	$3,195,413	$1,697,514	$1,308,655	$978,172	$843,037
Total common stockholders’ equity to risk-weighted assets ratio	16.18%	13.77%	9.51%	8.79%	9.02%
Tier 1 common equity to risk-weighted assets ratio	9.08	12.64	8.22	8.59	8.88

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements, the reports thereon, the notes thereto and supplementary data commence at page 75 of this Annual Report on Form 10-K.

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
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
As of December 31, 2014, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 1992. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y‑9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on the assessment management determined that the Company maintained effective internal control over financial reporting as of December 31, 2014.
McGladrey LLP, the independent registered public accounting firm, audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K. Their report is included in Part IV, Item 15. Exhibits and Financial Statements under the heading "Report of Independent Registered Public Accounting Firm." This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for an Emerging Growth Company.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is incorporated herein by reference to the information under the captions “Election of Directors,” “Current Executive Officers and Directors,” “Beneficial Ownership of the Company’s Common Stock by Management and Principal Shareholders of the Company-Section 16(a) Beneficial Ownership Reporting Compliance,” “Board and Committee Matters-Audit Committee,” “Board and Committee Matters-Director Nominations” and “Board and Committee Matters-Code of Conduct: Code of Ethics for Chief Executive Officer and Senior Financial Officers” in the Company’s definitive Proxy Statement for its 2015 Annual Meeting of Shareholders (the “2015 Proxy Statement”) to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated herein by reference to the information under the captions “Executive Compensation and Other Matters” in the 2015 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Certain information required by this Item 12 is included under “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The other information required by this Item is incorporated herein by reference to the information under the caption “Beneficial Ownership of Common Stock by Management and Principal Shareholders of the Company” and "Securities Authorized for Issuance Under Equity Compensation Plans" in the 2015 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated herein by reference to the information under the captions “Board and Committee Matters-Director Independence” and “Certain Relationships and Related Person Transactions” in the 2015 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is incorporated herein by reference to the information under the caption “Board and Committee Matters-Fees paid to Independent Registered Public Accounting Firm” and “Board and Committee Matters-Audit Committee Pre-Approval Policy” in the 2015 Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements. Reference is made to the Consolidated Financial Statements, the report thereon and the notes thereto commencing at page 79 of this Annual Report on Form 10-K. Set forth below is a list of such Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Income for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements
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
2.1
Agreement and Plan of Reorganization, dated as of June 2, 2014, by and among the Registrant and Houston City Bancshares (incorporated herein by reference to Appendix A to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-197556))

3.1
Amended and Restated Certificate of Formation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-186912) (the “Form S-1 Registration Statement”))

3.2	Certificate of Amendment to Amended and Restated Certificate of Formation of the Registrant (incorporated herein by reference to Exhibit 3.3 to the Form S-1 Registration Statement)
3.3	Third Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Exhibit 3.2 to the Form S-1 Registration Statement)
3.4
Certificate of Merger, dated January 2, 2014, of Live Oak Financial Corp. with and into Independent Bank Group, Inc. (incorporated herein by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-196627 (the “Form S-3 Registration Statement”))

3.5	Certificate of Merger, dated April 15, 2014, of BOH Holdings, Inc. with and into Independent Bank Group, Inc. (incorporated herein by reference to Exhibit 3.6 to the Form S-3 Registration Statement
4.1	Form of certificate representing shares of the Registrant’s common stock (incorporated herein by reference to Exhibit 4.1 to the Form S-1 Registration Statement)
4.2	Form of Common Stock Purchase Warrant, with schedules of differences (incorporated herein by reference to Exhibit 4.2 to the Form S-1 Registration Statement)
4.3
Statement of Designations of Senior Non-Cumulative Perpetual Preferred Stock, Series A of the Registrant, as filed with the Office of the Secretary of State of the State of Texas on April 15, 2014 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 17, 2014)

4.4	Form of certificate representing shares of the Registrant’s Series A preferred stock (incorporated herein by reference to Exhibit 4.3 to the Form S-3 Registration Statement)
4.5
Independent Bank 401(k) Profit Sharing Plan, including the related Adoption Agreement (incorporated herein by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-198483))

The other instruments defining the rights of holders of the long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.

10.1
Loan and Subordinated Debenture Purchase Agreement, dated December 23, 2008, between Independent Bank Group, Inc. and TIB The Independent BankersBank (incorporated herein by reference to Exhibit 10.1 to the Form S-1 Registration Statement)

10.2
Term Promissory Note, dated December 24, 2008, by Independent Bank Group, Inc. payable to TIB The Independent BankersBank in the original principal amount of $12,000,000 (incorporated herein by reference to Exhibit 10.2 to the Form S-1 Registration Statement)

10.3
Subordinated Debenture, dated December 24, 2008, by Independent Bank Group, Inc. payable to TIB The Independent BankersBank in the original principal amount of $4,500,000 (incorporated herein by reference to Exhibit 10.3 to the Form S-1 Registration Statement)

10.4
Pledge and Security Agreement, dated December 24, 2008, between Independent Bank Group, Inc. and TIB The Independent BankersBank (incorporated herein by reference to Exhibit 10.4 to the Form S-1 Registration Statement)

10.5
Letter Loan Agreement, dated March 15, 2012, between Independent Bank Group, Inc. and TIB The Independent BankersBank (incorporated herein by reference to Exhibit 10.5 to the Form S-1 Registration Statement)

10.6
Promissory Note, dated March 15, 2012, by Independent Bank Group, Inc. payable to TIB The Independent BankersBank in the original principal amount of $7,000,000 (incorporated herein by reference to Exhibit 10.6 to the Form S-1 Registration Statement)

10.7
Pledge Agreement, dated March 15, 2012, between Independent Bank Group, Inc. and TIB The Independent BankersBank (incorporated herein by reference to Exhibit 10.7 to the Form S-1 Registration Statement)

10.8
Loan Agreement, dated June 28, 2011, between IBG Adriatica Holdings, Inc. and First United Bank and Trust Company (incorporated herein by reference to Exhibit 10.8 to the Form S-1 Registration Statement)

10.9
Commercial Promissory Note, dated June 28, 2011, by IBG Adriatica Holdings, Inc. payable to First United Bank and Trust Company in the original principal amount of $12,187,500 (incorporated herein by reference to Exhibit 10.9 to the Form S-1 Registration Statement)

10.10
Security Agreement, dated June 28, 2011, between IBG Adriatica Holdings, Inc. and First United Bank and Trust Company (incorporated herein by reference to Exhibit 10.10 to the Form S-1 Registration Statement)

10.11
Commercial Deed of Trust, Security Agreement, Financing Statement and Assignment of Rents, dated July 29, 2011, by IBG Adriatica Holdings, Inc. for the benefit of First United Bank and Trust Company (incorporated herein by reference to Exhibit 10.11 to the Form S-1 Registration Statement)

10.12
Commercial Guaranty Agreement, dated June 28, 2011, by Independent Bank Group, Inc. in favor of First United Bank and Trust Company (incorporated herein by reference to Exhibit 10.12 to the Form S-1 Registration Statement)

10.13
Loan Purchase and Sale Agreement between IBG Adriatica Holdings, Inc., as assignee of Independent Bank Group, Inc., and First United Bank and Trust Company, as amended (incorporated herein by reference to Exhibit 10.13 to the Form S-1 Registration Statement)

10.14
Real Estate Acquisition and Option Agreement, dated the December 22, 2011, between IBG Adriatica Holdings, Inc. and Himalayan Ventures, L.P. (incorporated herein by reference to Exhibit 10.14 to the Form S-1 Registration Statement)

10.15
Real Estate Acquisition Agreement, dated November 15, 2012, between IBG Adriatica Holdings, Inc. and Himalayan St. Paul’s Square Holdings, LLC (incorporated herein by reference to Exhibit 10.15 to the Form S-1 Registration Statement)

10.16
Real Estate Acquisition Agreements by and between IBG Adriatica Holdings, Inc. and Himalayan Ventures, L.P. dated December 5, 2013 (incorporated herein by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-193373) (the “BOH Registration Statement”))

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
10.26
Agreement and Plan of Reorganization by and between Independent Bank Group, Inc. and Collin Bank dated as of July 18, 2013 (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-190946))

10.27
Agreement and Plan of Reorganization by and between Independent Bank Group, Inc. and Live Oak Financial Corp. dated as of August 22, 2013 (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-191670))

10.28
Employment Agreement, dated November 21, 2013, between Independent Bank Group, Inc. and James D. Stein, including related Restricted Stock Grant (incorporated herein by reference to Exhibit 10.28 to the BOH Registration Statement)

10.29
Subordinated Debt Indenture, dated as of June 25, 2014, between Independent Bank Group, Inc. and Wells Fargo Bank Shareowner Services, in its capacity as Indenture Trustee (incorporated herein by reference to Exhibit 4.6 to the Registrant’s Amendment No. 1 to the Form S-3 Registration Statement)

10.30
First Supplemental Indenture, dated as of July 17, 2014, between Independent Bank Group, Inc. and Wells Fargo Bank Shareowner Services, in its capacity as Indenture Trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated July 17, 2014)

10.31
Credit Agreement, dated as of June 4, 2014, between Independent Bank Group, Inc. and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.14 to the Form S-3 Registration Statement)

10.32
Amendment No. 1 to the Credit Agreement, dated July 14, 2014, between Independent Bank Group, Inc. and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated July 17, 2014)

12.1	Statement regarding computation of Earnings to Fixed Charges and Preferred Share Dividends Ratios*
21.1	Subsidiaries of Independent Bank Group, Inc.*
23.1	Consent of McGladrey LLP, Independent Registered Public Accounting Firm of Independent Bank Group, Inc.*
31.1	Chief Executive Officer Section 302 Certification*
31.2	Chief Financial Officer Section 302 Certification*
32.1	Chief Executive Officer Section 906 Certification*
32.2	Chief Financial Officer Section 906 Certification*
101.INS	XBRL Instant Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Independent Bank Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Independent Bank Group, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independent Bank Group, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Dallas, Texas
February 27, 2015

Independent Bank Group, Inc. and Subsidiaries

Consolidated Balance Sheets
December 31, 2014 and 2013
(Dollars in thousands, except share information)

	December 31,
Assets	2014	2013

Cash and due from banks	$153,158	$25,874
Interest-bearing deposits in other banks	170,889	67,180
Cash and cash equivalents	324,047	93,054
Securities available for sale (amortized cost of $203,277 and 196,689, respectively)	206,062	194,038
Loans held for sale	4,453	3,383
Loans, net of allowance for loan losses of $18,552 and $13,960, respectively	3,182,045	1,709,200
Premises and equipment, net	88,902	72,735
Other real estate owned	4,763	3,322
Federal Home Loan Bank (FHLB) of Dallas stock and other restricted stock	12,321	9,494
Bank-owned life insurance (BOLI)	39,784	21,272
Deferred tax asset	2,235	4,834
Goodwill	229,457	34,704
Core deposit intangible, net	12,455	3,148
Other assets	26,115	14,800
Total assets	$4,132,639	$2,163,984

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$818,022	$302,756
Interest-bearing	2,431,576	1,407,563
Total deposits	3,249,598	1,710,319

FHLB advances	229,405	187,484
Repurchase agreements	4,012	—
Other borrowings	69,410	4,460
Other borrowings, related parties	3,320	3,270
Junior subordinated debentures	18,147	18,147
Other liabilities	17,896	6,532
Total liabilities	3,591,788	1,930,212
Commitments and contingencies
Stockholders’ equity:
Series A preferred stock (23,938.35 and 0 shares issued and outstanding, respectively)	23,938	—
Common stock (17,032,669 and 12,330,158 shares outstanding, respectively)	170	123
Additional paid-in capital	476,609	222,116
Retained earnings	37,731	12,663
Accumulated other comprehensive income (loss)	2,403	(1,130)
Total stockholders’ equity	540,851	233,772
Total liabilities and stockholders’ equity	$4,132,639	$2,163,984
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Income
Years Ended December 31, 2014, 2013 and 2012
(Dollars in thousands, except per share information)

	Years ended December 31,
	2014	2013	2012
Interest income:
Interest and fees on loans	$135,461	$84,350	$69,494
Interest on taxable securities	2,803	1,516	1,288
Interest on nontaxable securities	1,429	1,024	828
Interest on federal funds sold and other	439	324	280
Total interest income	140,132	87,214	71,890
Interest expense:
Interest on deposits	9,537	6,974	8,351
Interest on FHLB advances	3,678	3,303	2,383
Interest on repurchase agreements, notes payable and other borrowings	2,230	1,461	2,072
Interest on junior subordinated debentures	542	543	531
Total interest expense	15,987	12,281	13,337
Net interest income	124,145	74,933	58,553
Provision for loan losses	5,359	3,822	3,184
Net interest income after provision for loan losses	118,786	71,111	55,369
Noninterest income:
Service charges on deposit accounts	6,009	4,841	3,386
Mortgage fee income	3,953	3,743	4,116
Gain on sale of loans	1,078	—	—
Gain on sale of branch	—	—	38
Gain on sale of other real estate	71	1,507	1,135
Gain (loss) on sale of securities available for sale	362	—	(3)
Loss on sale of premises and equipment	(22)	(18)	(343)
Increase in cash surrender value of BOLI	972	348	327
Other	1,201	600	512
Total noninterest income	13,624	11,021	9,168
Noninterest expense:
Salaries and employee benefits	52,337	31,836	26,569
Occupancy	13,250	9,042	7,317
Data processing	2,080	1,347	1,198
FDIC assessment	1,797	500	800
Advertising and public relations	835	684	626
Communications	1,787	1,385	1,334
Net other real estate owned expenses (including taxes)	232	485	220
Operations of IBG Adriatica, net	23	806	832
Other real estate impairment	22	549	94
Core deposit intangible amortization	1,281	703	656
Professional fees	2,567	1,298	1,104
Acquisition expense, including legal	3,626	1,956	1,401
Other	8,675	7,080	5,009
Total noninterest expense	88,512	57,671	47,160

Income before taxes	43,898	24,461	17,377
Income tax expense	14,920	4,661	—
Net income	$28,978	$19,800	$17,377
Basic earnings per share	$1.86	$1.78	$2.23
Diluted earnings per share	$1.85	$1.77	$2.23
Pro Forma:
Income tax expense	n/a	8,287	5,230
Net income	n/a	$16,174	$12,147
Basic earnings per share	n/a	$1.45	$1.56
Diluted earnings per share	n/a	$1.44	$1.56
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income
Years Ended December 31, 2014, 2013 and 2012
(Dollars in thousands)

	Years ended December 31,
	2014	2013	2012
Net income	$28,978	$19,800	$17,377
Other comprehensive income (loss) before tax:
Change in net unrealized gains (losses) on available for sale securities during the year	5,798	(5,229)	413
Reclassification adjustment for gain (loss) on sale of securities available for sale included in net income	(362)	—	3
Other comprehensive income (loss) before tax	5,436	(5,229)	416
Income tax expense (benefit)	1,903	(1,521)	—
Other comprehensive income (loss), net of tax	3,533	(3,708)	416
Comprehensive income	$32,511	$16,092	$17,793

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2014, 2013 and 2012
(Dollars in thousands, except for par value and per share information)

	Series A Preferred Stock $.01 Par Value 10 million shares authorized	Common Stock $.01 Par Value 100 million shares authorized		Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance, December 31, 2011	$—	6,852,309	$69	$59,196	$24,594	$(24)	$2,162	$85,997
Net income	—	—	—	—	17,377	—	—	17,377
Other comprehensive income	—	—	—	—	—	—	416	416
Stock issued	—	1,243,824	12	25,253	—	—	—	25,265
Stock issued for acquisition of bank	—	182,221	2	3,699	—	—	—	3,701
Stock based compensation expense	—	—	—	643	—	—	—	643
Treasury stock purchased (6,631 shares)	—	—	—	—	—	(208)	—	(208)
Dividends ($1.12 per share)	—	—	—	—	(8,681)	—	—	(8,681)
Balance, December 31, 2012	—	8,278,354	83	88,791	33,290	(232)	2,578	124,510
Net income	—	—	—	—	19,800	—	—	19,800
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3,708)	(3,708)
Treasury stock retired	—	(8,647)	—	(232)	—	232	—	—
Common stock issued, net of offering costs	—	3,680,000	37	86,534	—	—	—	86,571
Reclassification adjustment for change in taxable status	—	—	—	33,624	(33,624)	—	—	—
Stock issued for acquisition of bank	—	247,731	2	11,859	—	—	—	11,861
Restricted stock granted	—	132,720	1	(1)	—	—	—	—
Excess tax benefit on restricted stock vested	—	—	—	72	—	—	—	72
Stock based compensation expense	—	—	—	1,469	—	—	—	1,469
Dividends ($0.77 per share)	—	—	—	—	(6,803)	—	—	(6,803)
Balance, December 31, 2013	—	12,330,158	123	222,116	12,663	—	(1,130)	233,772
Net income	—	—	—	—	28,978	—	—	28,978
Other comprehensive income, net of tax	—	—	—	—	—	—	3,533	3,533
Series A preferred stock issued	23,938	—	—	—	—	—	—	23,938
Stock issued for acquisition of banks, net of offering costs of $566	—	4,489,336	45	250,172	—	—	—	250,217
Restricted stock forfeited	—	(394)	—	—	—	—	—	—
Restricted stock granted	—	213,569	2	(2)	—	—	—	—
Excess tax benefit on restricted stock vested	—	—	—	1,409	—	—	—	1,409
Stock based compensation expense	—	—	—	2,914	—	—	—	2,914
Preferred stock dividends	—	—	—	—	(169)	—	—	(169)
Dividends ($0.24 per share)	—	—	—	—	(3,741)	—	—	(3,741)
Balance, December 31, 2014	$23,938	17,032,669	$170	$476,609	$37,731	$—	$2,403	$540,851

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 2014, 2013 and 2012
(Dollars in thousands)

	Years ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$28,978	$19,800	$17,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	5,285	4,322	3,524
Amortization of core deposit intangibles	1,281	703	656
Amortization (accretion) of premium (discount) on securities, net	2,002	145	(1)
Stock grants amortized	2,914	1,469	643
FHLB stock dividends	(47)	(27)	(17)
Net loss (gain) on sale of premises and equipment	22	18	343
Gain on sale of loans	(1,078)	—	—
Gain on sale of branch	—	—	(38)
(Gain) loss on sale of securities available for sale	(362)	—	3
Gain recognized on other real estate transactions	(71)	(1,507)	(1,135)
Impairment of other real estate	22	549	94
Deferred tax expense (benefit)	71	(2,083)	—
Provision for loan losses	5,359	3,822	3,184
Increase in cash surrender value of life insurance	(972)	(348)	(327)
Mortgage loans originated for sale	(148,910)	(161,160)	(177,063)
Proceeds from sale of mortgage loans	147,840	166,939	170,892
Net change in other assets	(4,769)	(2,582)	95
Net change in other liabilities	3,047	701	(421)
Net cash provided by operating activities	40,612	30,761	17,809
Cash flows from investing activities:
Proceeds from maturities and paydowns of securities available for sale	1,483,062	282,102	245,581
Proceeds from sale of securities available for sale	19,260	4,067	2,078
Purchases of securities available for sale	(1,430,794)	(309,853)	(256,295)
Proceeds from maturities of certificates held in other banks	—	7,720	9,358
Purchase of bank owned life insurance contracts	—	(10,000)	—
Net redemptions (purchases) of FHLB stock	4,033	(146)	(1,584)
Proceeds from sale of SBA loans	12,147	—	—
Net loans originated	(439,366)	(285,181)	(202,371)
Additions to premises and equipment	(4,854)	(6,795)	(14,063)
Proceeds from sale of premises and equipment	18	442	5,095
Proceeds from sale of other real estate owned	3,415	17,081	8,880
Capitalized additions to other real estate	(28)	(93)	(592)
Cash received from acquired banks	286,596	22,792	46,230
Cash paid in connection with acquisitions	(60,812)	(18,412)	(46,600)
Net cash transferred in branch sale	—	—	(18,563)
Net cash used in investing activities	(127,323)	(296,276)	(222,846)
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	230,070	145,085	183,919
Net increase (decrease) in time deposits	79,850	63,330	(20,039)
Net change in FHLB advances	(53,079)	(3,117)	69,810
Net change in repurchase agreements	279	—	—
Repayments of notes payable and other borrowings	—	(28,787)	(10,958)
Proceeds from other borrowings	65,000	—	11,680
Offering costs paid in connection with acquired banks	(566)	—	—
Proceeds from sale of common stock	—	86,571	25,150
Treasury stock purchased	—	—	(208)
Dividends paid	(3,850)	(6,803)	(8,681)
Net cash provided by financing activities	317,704	256,279	250,673
Net change in cash and cash equivalents	230,993	(9,236)	45,636
Cash and cash equivalents at beginning of year	93,054	102,290	56,654
Cash and cash equivalents at end of year	$324,047	$93,054	$102,290
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Note 1. Summary of Significant Accounting Policies
Nature of Operations: Independent Bank Group, Inc. (IBG) through its subsidiary, Independent Bank, a Texas state banking corporation (Bank) (collectively known as the Company), provides a full range of banking services to individual and corporate customers in the north, central and southeast Texas areas through its various branch locations in those areas. The Company is engaged in traditional community banking activities, which include commercial and retail lending, deposit gathering, investment and liquidity management activities. The Company’s primary deposit products are demand deposits, money market accounts and certificates of deposit, and its primary lending products are commercial business and real estate, real estate mortgage and consumer loans.
Basis of Presentation: The accompanying consolidated financial statements include the accounts of IBG, its wholly-owned subsidiaries, the Bank and IBG Adriatica Holdings, Inc. (Adriatica) and the Bank’s wholly-owned subsidiaries, IBG Real Estate Holdings, Inc., and IBG Aircraft Acquisition, Inc. Adriatica was formed in 2011 to acquire a mixed use residential and retail real estate development in McKinney, Texas (see Note 22). Adriatica became inactive in 2014. All material intercompany transactions and balances have been eliminated in consolidation. In addition, the Company wholly-owns IB Trust I (Trust I), IB Trust II (Trust II), IB Trust III (Trust III), IB Centex Trust I (Centex Trust I) and Community Group Statutory Trust I (CGI Trust I). The Trusts were formed to issue trust preferred securities and do not meet the criteria for consolidation (see Note 13).

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

Cash and cash equivalents include interest-bearing funds of $170,889 and $67,180 at December 31, 2014 and 2013, respectively.

Securities: Securities classified as available for sale are those debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors.

Securities available for sale are reported at fair value with unrealized gains or losses reported as a separate component of other comprehensive income, net of tax. The amortization of premiums and accretion of discounts, computed by the interest method over their contractual lives, are recognized in interest income.

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

Loans, net: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for the allowance for loan losses and deferred loan fees.

Fees and costs associated with originating loans are generally recognized in the period they are incurred, except in the Houston market, which fees are deferred. The provisions of ASC 310, Receivables, generally provide that such fees and related costs be deferred and recognized over the life of the loan as an adjustment of yield. Management believes that not deferring such amounts and amortizing them over the life of the related loans does not materially affect the financial position or results of operations of the Company.

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

Other real estate owned: Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value less estimated selling costs at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell.

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

Restricted stock: The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB of Dallas and Independent Bankers Financial Corporation stock do not have readily determinable fair values as ownership is restricted and they lack a ready market. As a result, these stocks are carried at cost and evaluated periodically by management for impairment. Both cash and stock dividends are reported as income.

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

Management estimates losses on off-balance-sheet financial instruments using the same methodology as for portfolio loans. Estimated losses on off-balance-sheet financial instruments are recorded by charges to the provision for losses and credits to other liabilities in the Company's consolidated balance sheet. There were no estimated losses on off-balance sheet financial instruments as of December 31, 2014 or 2013.

Stock based compensation: Compensation cost is recognized for restricted stock awards issued to employees based on the market price of the Company's common stock on the grant date. Stock-based compensation expense is generally recognized using the straight-line method over the requisite service period for all awards.

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
Pro forma statements: Because the Company was not a taxable entity prior to April 1, 2013, pro forma amounts for income tax expense and basic and diluted earnings per share have been presented assuming the Company’s effective tax rate of 33.9% for the year ended December 31, 2013 as if it had been a C Corporation during the entire period. The difference in the statutory rate of 35% and the Company’s effective rate is primarily due to nontaxable income earned on municipal securities and bank owned life insurance. In addition, the pro forma results for the year ended December 31, 2013 excludes the initial deferred tax credit recorded as a result of the change in tax status as discussed in Note 14.

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

Subsequent events: Companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued. They must recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial statement preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. The Company has evaluated subsequent events through the date of filing these financial statements with the SEC and noted no subsequent events requiring financial statement recognition or disclosure, except as disclosed in Note 25.
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

	Years ended December 31,
	2014	2013	2012
Basic earnings per share:
Net income	$28,978	$19,800	$17,377
Less: Preferred stock dividends	(169)	—	—
Net income after preferred stock dividends	28,809	19,800	17,377
Less:
Undistributed earnings allocated to participating securities	406	259	168
Dividends paid on participating securities	60	135	169
Net income available to common shareholders	$28,343	$19,406	$17,040
Weighted-average basic shares outstanding	15,208,544	10,921,777	7,626,205
Basic earnings per share	$1.86	$1.78	$2.23
Diluted earnings per share:
Net income available to common shareholders	$28,343	$19,406	$17,040
Total weighted-average basic shares outstanding	15,208,544	10,921,777	7,626,205
Add dilutive stock warrants	98,454	68,468	23,161
Total weighted-average diluted shares outstanding	15,306,998	10,990,245	7,649,366
Diluted earnings per share	$1.85	$1.77	$2.23
Pro forma earnings per share:
Pro forma net income	n/a	$16,174	$12,147
Less undistributed earnings allocated to participating securities	n/a	187	66
Less dividends paid on participating securities	n/a	135	169
Pro forma net income available to common shareholders after tax	n/a	$15,852	$11,912
Pro forma basic earnings per share	n/a	$1.45	$1.56
Pro forma diluted earnings per share	n/a	$1.44	$1.56
Anti-dilutive participating securities	96,840	159,485	105,238

Note 2.     Recent Accounting Pronouncements

ASU 2013-11, Income Taxes (Topic 740)--Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. ASU 2013-11 was effective for the Company on January 1, 2014 and did not have a material impact to the Company's financial statements.

Note 3.    Restrictions on Cash and Due From Banks

At December 31, 2014 and 2013, the Company had a deposit reserve requirement of $5,025 and $5,877, respectively, with the Federal Reserve Bank, which was met through usable vault cash as a result of the Company's decision to hold a portion of excess cash with the Federal Reserve.

Note 4. Statement of Cash Flows
The Company has chosen to report on a net basis its cash receipts and cash payments for time deposits accepted and repayments of those deposits, and loans made to customers and principal collections on those loans. The Company uses the indirect method to present cash flows from operating activities. Other supplemental cash flow information is presented below:

	Years ended December 31,
	2014	2013	2012
Cash transactions:
Interest expense paid	$14,016	$12,095	$13,329
Income taxes paid	$7,730	$5,910	$—
Noncash transactions:
Accrued preferred stock dividends	$60	$—	$—
Transfers of loans to other real estate owned	$1,203	$2,919	$885
Loans to facilitate the sale of other real estate owned	$48	$113	$3,473
Writeoff of debt origination costs related to warrants	$—	$223	$—
Security purchased, not yet settled	$327	$—	$—
Excess tax benefit on restricted stock vested	$1,409	$72	$—
Common stock issued for noncompete agreement	$—	$—	$115
Transfer of bank premises to other real estate	$2,400	$—	$379

Supplemental schedule of noncash investing activities from acquisitions and branch sale is as follows:

	Years Ended December 31,
	2014	2013	2012
Noncash assets acquired
Certificates of deposit held in other banks	$—	$—	$17,078
Securities available for sale	79,429	62,373	10,314
Restricted stock	6,813	1,156	1,417
Loans	1,051,390	72,611	180,448
Premises and equipment	19,038	141	5,717
Other real estate owned	1,224	—	1,545
Goodwill	194,179	5,962	17,774
Core deposit intangibles	10,606	600	1,362
Bank owned life insurance	17,540	—	—
Other assets	3,650	2,160	1,669
Total assets	$1,383,869	$145,003	$237,324
Noncash liabilities assumed:
Deposits	$1,228,854	$111,164	$216,444
Repurchase agreements	3,733	—	—
FHLB advances	95,000	26,000	12,500
Junior subordinated debt	—	—	3,609
Other liabilities	7,345	358	700
Total liabilities	$1,334,932	$137,522	$233,253
Cash and cash equivalents acquired from acquisitions	$286,596	$22,792	$46,230
Cash paid to shareholders of acquired banks	$60,812	$18,412	$46,600
Series A preferred stock exchanged in connection with acquired banks	$23,938	$—	$—
Fair value of common stock issued to shareholders of acquired bank	$250,783	$11,861	$3,701
Noncash assets transferred:
Loans	$—	$—	$807
Premises and equipment	—	—	280
Goodwill	—	—	254
Core deposit intangibles	—	—	119
Other assets	—	—	13
Total assets	$—	$—	$1,473
Noncash liabilities transferred:
Deposits	$—	$—	$20,068
Other liabilities	—	—	6
Total liabilities	$—	$—	$20,074
Cash and cash equivalents transferred in branch sale	$—	$—	$133
Deposit premium received	$—	$—	$414
Cash paid to buyer, net of deposit premium	$—	$—	$18,430

In addition, the following measurement-period adjustments were made during the year ended December 31, 2014 relating the 2013 acquisition of Collin Bank:

	Year Ended December 31,
	2014	2013	2012
Noncash assets acquired:
Loans	$(328)	$—	$—
Goodwill	574	—	—
Core deposit intangibles	(18)	—	—
Other assets	297	—	—
Total assets	$525	$—	$—
Noncash liabilities assumed:
Deposits	$505	$—	$—
Other liabilities	20	—	—
Total liabilities	$525	$—	$—

Note 5. Securities Available for Sale
Securities available for sale have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at December 31, 2014 and 2013, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
December 31, 2014:
U.S. treasuries	$999	$7	$—	$1,006
Government agency securities	58,174	199	(350)	58,023
Obligations of state and municipal subdivisions	75,599	1,837	(537)	76,899
Corporate bonds	1,068	13	—	1,081
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC and FHR	67,437	1,616	—	69,053
	$203,277	$3,672	$(887)	$206,062
December 31, 2013:
U.S. treasuries	$3,498	$15	$—	$3,513
Government agency securities	95,407	84	(1,076)	94,415
Obligations of state and municipal subdivisions	37,861	541	(1,787)	36,615
Corporate bonds	2,079	—	(27)	2,052
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC, FHLB, FFCB and FHR	57,844	67	(468)	57,443
	$196,689	$707	$(3,358)	$194,038
Securities with a carrying amount of approximately $174,741 and $111,673 at December 31, 2014 and 2013, respectively, were pledged to secure public fund deposits.

Proceeds from sale of securities available for sale and gross gains and losses for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Years ended December 31,
	2014	2013	2012
Proceeds from sale	$19,260	$4,067	$2,078
Gross gains	$362	$—	$—
Gross losses	$—	$—	$3
The amortized cost and estimated fair value of securities available for sale at December 31, 2014, by contractual maturity, are shown below. Maturities of pass-through certificates will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2014
	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$3,876	$3,880
Due from one year to five years	50,203	49,911
Due from five to ten years	40,104	40,368
Thereafter	41,657	42,850
	135,840	137,009
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC and FHR	67,437	69,053
	$203,277	$206,062

The number of securities, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2014 and 2013, are summarized as follows:

	Less Than 12 Months			Greater Than 12 Months			Total
Description of Securities	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Securities Available for Sale
December 31, 2014
Government agency securities	6	6,396	(24)	14	22,671	(326)	29,067	(350)
Obligations of state and municipal subdivisions	44	16,636	(197)	13	8,541	(340)	25,177	(537)
	50	$23,032	$(221)	27	$31,212	$(666)	$54,244	$(887)

December 31, 2013
Government agency securities	46	$74,331	$(1,076)	—	$—	$—	$74,331	$(1,076)
Obligations of state and municipal subdivisions	21	11,888	(1,139)	6	4,047	(648)	15,935	(1,787)
Corporate bonds	2	2,052	(27)	—	—	—	2,052	(27)
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC, FHLB, FFCB and FHR	14	49,126	(468)	—	—	—	49,126	(468)
	83	$137,397	$(2,710)	6	$4,047	$(648)	$141,444	$(3,358)
Unrealized losses are generally due to changes in interest rates. The Company has the intent to hold these securities until maturity or a forecasted recovery and it is more likely than not that the Company will not have to sell the securities before the recovery of their cost basis. As such, the losses are deemed to be temporary.

Note 6. Loans, Net and Allowance for Loan Losses
Loans, net at December 31, 2014 and 2013, consisted of the following:

	December 31,
	2014	2013
Commercial	$672,052	$241,178
Real estate:
Commercial	1,450,434	843,436
Commercial construction, land and land development	334,964	130,320
Residential	514,025	338,654
Single family interim construction	138,278	83,144
Agricultural	38,822	40,558
Consumer	52,267	45,762
Other	242	108
	3,201,084	1,723,160
Deferred loan fees	(487)	—
Allowance for loan losses	(18,552)	(13,960)
	$3,182,045	$1,709,200

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
Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. The Company’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. These cash flows, however, may not be as expected and the value of collateral securing the loans may fluctuate. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short term loans may be made on an unsecured basis. Additionally, our commercial loan portfolio includes loans made to customers in the energy industry, which is a complex, technical and cyclical industry. Experienced bankers with specialized energy lending experience originate our energy loans. Companies in this industry produce, extract, develop, exploit and explore for oil and natural gas. Loans are primarily collateralized with proven producing oil and gas reserves based on a technical evaluation of these reserves. At December 31, 2014, there was approximately $231.7 million of E&P energy loans outstanding.
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
Land and commercial land development loans are underwritten using feasibility studies, independent appraisal reviews and financial analysis of the developers or property owners. Generally, borrowers must have a proven track record of success. Commercial construction loans are generally based upon estimates of cost and value of the completed project. These estimates may not be accurate. Commercial construction loans often involve the disbursement of substantial funds with the repayment dependent on the success of the ultimate project. Sources of repayment for these loans may be pre-committed permanent financing or sale of the developed property. Management believes the loans in this portfolio are geographically diverse and due to the increased risk are monitored closely by management and the board of directors on a quarterly basis.
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
Most of the Company’s lending activity occurs within the State of Texas, primarily in the north, central and southeast Texas regions. The majority of the Company’s portfolio consists of commercial and residential real estate loans. As of December 31, 2014 and 2013, there were no concentrations of loans related to a single industry in excess of 10% of total loans.
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
Loans requiring an allocated loan loss provision are generally identified at the servicing officer level based on review of weekly past due reports and/or the loan officer’s communication with borrowers. In addition, past due loans are discussed at weekly officer loan committee meetings to determine if classification is warranted. The Company’s credit department has implemented an internal risk based loan review process to identity potential internally classified loans that supplements the annual independent external loan review. The external review generally covers all loans greater than $1.5 million annually. These reviews include analysis of borrower’s financial condition, payment histories and collateral values to determine if a loan should be internally classified. Generally, once classified, an impaired loan analysis is completed by the credit department to determine if the loan is impaired and the amount of allocated allowance required.

The Texas economy, specifically the Company’s lending area of north, central and southeast Texas, has generally performed better and recovered faster than certain other parts of the country. However, the recent drop in oil prices has the potential to have a negative impact on the Texas economy. The risk of loss associated with all segments of the portfolio could increase due to this impact.
The economy and other risk factors are minimized by the Company’s underwriting standards which include the following principles: 1) financial strength of the borrower including strong earnings, high net worth, significant liquidity and acceptable debt to worth ratio, 2) managerial business competence, 3) ability to repay, 4) loan to value, 5) projected cash flow and 6) guarantor financial statements as applicable. The following is a summary of the activity in the allowance for loan losses by loan class for the years ended December 31, 2014, 2013 and 2012:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
Year ended December 31, 2014
Balance at the beginning of year	$2,401	$7,872	$2,440	$577	$238	$363	$—	$69	$13,960
Provision for loan losses	2,999	2,530	(211)	81	8	(104)	—	56	5,359
Charge-offs	(368)	(371)	(32)	—	—	(143)	—	—	(914)
Recoveries	19	79	8	11	—	30	—	—	147
Balance at end of year	$5,051	$10,110	$2,205	$669	$246	$146	$—	$125	$18,552

Year ended December 31, 2013
Balance at the beginning of year	$2,377	$4,924	$2,965	$523	$159	$278	$—	$252	$11,478
Provision for loan losses	616	3,554	(405)	54	79	107	—	(183)	3,822
Charge-offs	(612)	(634)	(130)	—	—	(64)	—	—	(1,440)
Recoveries	20	28	10	—	—	42	—	—	100
Balance at end of year	$2,401	$7,872	$2,440	$577	$238	$363	$—	$69	$13,960

Year ended December 31, 2012
Balance at the beginning of year	$1,259	$5,051	$1,964	$317	$209	$235	$—	$25	$9,060
Provision for loan losses	1,261	289	1,176	206	(50)	75	—	227	3,184
Charge-offs	(169)	(484)	(178)	—	—	(86)	—	—	(917)
Recoveries	26	68	3	—	—	54	—	—	151
Balance at end of year	$2,377	$4,924	$2,965	$523	$159	$278	$—	$252	$11,478

The following table details the amount of the allowance for loan losses and recorded investment in loans by class as of December 31, 2014 and 2013:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
December 31, 2014
Allowance for losses:
Individually evaluated for impairment	$339	$124	$8	$—	$—	$4	$—	$—	$475
Collectively evaluated for impairment	4,712	9,986	2,197	669	246	142	—	125	18,077
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance	$5,051	$10,110	$2,205	$669	$246	$146	$—	$125	$18,552

Loans:
Individually evaluated for impairment	$1,479	$6,768	$3,387	$—	$—	$75	$—	$—	$11,709
Collectively evaluated for impairment	666,830	1,724,514	508,833	138,278	38,822	52,159	242	—	3,129,678
Acquired with deteriorated credit quality	3,743	54,116	1,805	—	—	33	—	—	59,697
Ending balance	$672,052	$1,785,398	$514,025	$138,278	$38,822	$52,267	$242	$—	$3,201,084

December 31, 2013
Allowance for losses:
Individually evaluated for impairment	$313	$504	$14	$—	$—	$24	$—	$—	$855
Collectively evaluated for impairment	2,088	7,368	2,426	577	238	339	—	69	13,105
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance	$2,401	$7,872	$2,440	$577	$238	$363	$—	$69	$13,960

Loans:
Individually evaluated for impairment	$501	$8,013	$3,182	$170	$—	$68	$—	$—	$11,934
Collectively evaluated for impairment	234,103	959,254	334,770	82,974	40,558	45,682	108	—	1,697,449
Acquired with deteriorated credit quality	6,574	6,489	702	—	—	12	—	—	13,777
Ending balance	$241,178	$973,756	$338,654	$83,144	$40,558	$45,762	$108	$—	$1,723,160

Nonperforming loans by loan class at December 31, 2014 and 2013, are summarized as follows:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
December 31, 2014:
Nonaccrual loans	$1,449	$70	$2,117	$—	$—	$67	$—	$3,703
Loans past due 90 days and still accruing	157	288	—	—	—	6	—	451
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	30	4,668	1,254	—	—	8	—	5,960
	$1,636	$5,026	$3,371	$—	$—	$81	$—	$10,114
December 31, 2013:
Nonaccrual loans	$357	$253	$1,852	$170	$—	$43	$—	$2,675
Loans past due 90 days and still accruing	—	—	—	—	—	—	—	—
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	107	5,090	1,288	—	—	1	—	6,486
	$464	$5,343	$3,140	$170	$—	$44	$—	$9,161
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

Impaired loans by loan class at December 31, 2014 and 2013, are summarized as follows:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
December 31, 2014:
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$1,475	$2,056	$13	$—	$—	$7	$—	$3,551
Impaired loans with no allowance for loan losses	4	4,712	3,374	—	—	68	—	8,158
Total	$1,479	$6,768	$3,387	$—	$—	$75	$—	$11,709
Unpaid principal balance of impaired loans	$1,482	$7,274	$3,605	$—	$—	$93	$—	$12,454
Allowance for loan losses on impaired loans	$339	$124	$8	$—	$—	$4	$—	$475
December 31, 2013:
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$401	$3,866	$1,135	$—	$—	$40	$—	$5,442
Impaired loans with no allowance for loan losses	100	4,147	2,047	170	—	28	—	6,492
Total	$501	$8,013	$3,182	$170	$—	$68	$—	$11,934
Unpaid principal balance of impaired loans	$501	$8,408	$3,216	$170	$—	$75	$—	$12,370
Allowance for loan losses on impaired loans	$313	$504	$14	$—	$—	$24	$—	$855
For the year ended December 31, 2014:
Average recorded investment in impaired loans	$502	$7,484	$3,253	$34	$—	$69	$—	$11,342
Interest income recognized on impaired loans	$64	$400	$83	$—	$—	$3	$—	$550
For the year ended December 31, 2013:
Average recorded investment in impaired loans	$649	$8,669	$3,384	$34	$—	$80	$—	$12,816
Interest income recognized on impaired loans	$28	$517	$148	$6	$—	$6	$—	$705
For the year ended December 31, 2012:
Average recorded investment in impaired loans	$777	$12,291	$3,976	$46	$—	$99	$—	$17,189
Interest income recognized on impaired loans	$27	$483	$187	$—	$—	$8	$—	$705
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

A “troubled debt restructured” loan is identified as impaired and measured for credit impairment as of each reporting period in accordance with the guidance in  ASC 310-10-35. The recorded investment in troubled debt restructurings, including those on nonaccrual, was $7,302 and $7,938 as of December 31, 2014 and 2013.
Following is a summary of loans modified under troubled debt restructurings during the years ended December 31, 2014 and 2013:
.

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
Troubled debt restructurings during the year ended December 31, 2014
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
At December 31, 2014 and 2013, there were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the years ended December 31, 2014 and 2013. At December, 31, 2014 and 2013, the Company had no commitments to lend additional funds to any borrowers with loans whose terms have been modified under troubled debt restructurings.
Modifications primarily relate to extending the amortization periods of the loans and interest rate concessions. The majority of these loans were identified as impaired prior to restructuring; therefore, the modifications did not materially impact the Company’s determination of the allowance for loan losses.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents information regarding the aging of past due loans by loan class as of December 31, 2014 and 2013:

	Loans 30-89 Days Past Due	Loans 90 or More Past Due	Total Past Due Loans	Current Loans	Total Loans
December 31, 2014
Commercial	$6,006	$157	$6,163	$665,889	$672,052
Commercial real estate, land and land development	973	288	1,261	1,784,137	1,785,398
Residential real estate	1,258	554	1,812	512,213	514,025
Single-family interim construction	410	—	410	137,868	138,278
Agricultural	—	—	—	38,822	38,822
Consumer	1,899	8	1,907	50,360	52,267
Other		—	—	242	242
	$10,546	$1,007	$11,553	$3,189,531	$3,201,084
December 31, 2013
Commercial	$257	$357	$614	$240,564	$241,178
Commercial real estate, land and land development	2,076	73	2,149	971,607	973,756
Residential real estate	1,322	1,603	2,925	335,729	338,654
Single-family interim construction	—	170	170	82,974	83,144
Agricultural	3	—	3	40,555	40,558
Consumer	97	1	98	45,664	45,762
Other	—		—	108	108
	$3,755	$2,204	$5,959	$1,717,201	$1,723,160
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

A summary of loans by credit quality indicator by class as of December 31, 2014 and 2013, is as follows:

	Pass	Pass/ Watch	OAEM	Substandard	Doubtful	Total
December 31, 2014
Commercial	$647,894	$16,919	$977	$6,262	$—	$672,052
Commercial real estate, construction, land and land development	1,759,533	8,667	6,008	11,190	—	1,785,398
Residential real estate	505,920	2,188	325	5,592	—	514,025
Single-family interim construction	138,278	—	—	—	—	138,278
Agricultural	38,422	57	—	343	—	38,822
Consumer	52,055	39	50	123	—	52,267
Other	242	—	—	—	—	242
	$3,142,344	$27,870	$7,360	$23,510	$—	$3,201,084
December 31, 2013
Commercial	$231,080	$7,199	$1,311	$1,453	$135	$241,178
Commercial real estate, construction, land and land development	952,863	10,697	2,982	7,214	—	973,756
Residential real estate	328,918	5,379	454	3,903	—	338,654
Single-family interim construction	83,144	—	—	—	—	83,144
Agricultural	40,328	210	—	20	—	40,558
Consumer	45,556	82	39	85	—	45,762
Other	108	—	—	—	—	108
	$1,681,997	$23,567	$4,786	$12,675	$135	$1,723,160
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
The following table summarizes the outstanding balance and related carrying amount of purchased credit impaired loans by acquired bank as of the respective acquisition date for the acquisitions occurring in 2014 and 2013:

	Acquisition Date
	October 1, 2014	April 15, 2014	January 1, 2014	November 30, 2013
	Houston City Bancshares *	BOH Holdings	Live Oak Financial Corp.	Collin Bank
Outstanding balance	$12,021	$53,316	$3,583	$11,897
Nonaccretable difference	(1,240)	(3,717)	(519)	(1,810)
Accretable yield	(561)	(3,511)	(182)	(408)
Carrying amount	$10,220	$46,088	$2,882	$9,679
* Amounts represent provisional estimates and are subject to final acquisition accounting adjustments.

The changes in accretable yield during the year ended December 31, 2014 in regard to loans transferred at acquisition for which it was probable that all contractually required payments would not be collected are presented in the table below. Activity in accretable yield for the year ended December 31, 2013 was not material.

2014
Balance at January 1	408
Additions	4,254
Accretion	(2,116)
Net transfers to/from nonaccretable	—
Balance at December 31	2,546

The carrying amount of acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at December 31, 2014 and 2013, were as follows:

	December 31,
	2014	2013
Outstanding balance	$69,371	$15,768
Carrying amount	59,697	13,777
At December 31, 2014 and 2013, there was no allocation established in the allowance for loan losses related to purchased credit impaired loans.

Note 7.    Premises and Equipment, Net

Premises and equipment, net at December 31, 2014 and 2013 consisted of the following:

	December 31,
	2014	2013
Land	$19,421	$14,548
Building	69,243	58,853
Furniture, fixtures and equipment	21,356	16,243
Aircraft	5,298	5,298
Leasehold and tenant improvements	1,416	641
Construction in progress	25	36
	116,759	95,619
Less accumulated depreciation	(27,857)	(22,884)
	$88,902	$72,735

Depreciation expense amounted to $5,285, $4,322 and $3,524 for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company leases offices in the corporate location and other buildings to other unaffiliated tenants. Rental income of $399, $726 and $588 was recognized during the years ended December 31, 2014, 2013 and 2012, respectively. This rental income is recorded in the statements of income as an offset to occupancy expense.

At December 31, 2014, minimum future rental payments receivable from these tenants were as follows:

First year	$196
Second year	71
Third year	31
Fourth year	—
Fifth year	—
$298

Note 8.     Other Real Estate Owned

Other real estate owned at December 31, 2014 and 2013 consisted of the following:

	December 31,
	2014	2013
Construction, land and land development	$1,761	$3,053
Commercial real estate	3,002	269
	$4,763	$3,322

Note 9.    Goodwill and Core Deposit Intangible, Net

At December 31, 2014 and 2013, goodwill totaled $229,457 and $34,704, respectively. In 2013, the Company recorded goodwill of $5,962 relating to the Collin Bank transaction and made measurement-period adjustments of $574 during 2014. In 2014, additional goodwill was recorded totaling $7,046, $165,932 and $21,201 relating the Live Oak Financial Corp., BOH Holdings and Houston City Bancshares acquisitions, respectively (Note 23).

The gross carrying value and accumulated amortization of core deposit intangible is as follows:

	December 31,
	2014	2013
Core deposit intangible	$17,562	$6,974
Less accumulated amortization	(5,107)	(3,826)
	$12,455	$3,148
Amortization of the core deposit intangible amounted to $1,281, $703 and $656 for the years ended December 31, 2014, 2013 and 2012, respectively.

The future amortization expense related to core deposit intangible remaining at December 31, 2014 is as follows:

First year	$1,464
Second year	1,443
Third year	1,443
Fourth year	1,421
Fifth year	1,376
Thereafter	5,308
$12,455

Note 10. Deposits

Deposits at December 31, 2014 and 2013 consisted of the following:

	December 31,
	2014		2013
	Amount	Percent	Amount	Percent
Noninterest-bearing demand accounts	$818,022	25.2%	$302,756	17.7%
Interest-bearing checking accounts	1,213,937	37.4	796,225	46.6
Savings accounts	142,989	4.4	122,257	7.1
Limited access money market accounts	251,790	7.7	62,985	3.7
Certificates of deposit and individual retirement accounts (IRA), less than $250,000	509,072	15.7	264,239	15.4
Certificates of deposit and individual retirement accounts (IRA), $250,000 and greater	313,788	9.6	161,857	9.5
	$3,249,598	100.0%	$1,710,319	100.0%

At December 31, 2014, the scheduled maturities of certificates of deposit, including IRAs, were as follows:

First year	$659,338
Second year	111,483
Third year	24,137
Fourth year	16,436
Fifth year	11,399
Thereafter	67
$822,860

Brokered deposits at December 31, 2014 and 2013 totaled $355,112 and $62,388, respectively. Approximately $36,207 in brokered deposits was acquired in the BOH Holdings, Inc. acquisition in April 2014.

Note 11. Federal Home Loan Bank Advances

At December 31, 2014, the Company has advances from the FHLB of Dallas under note payable arrangements with maturities which range from January 5, 2015 to January 1, 2026. Payments on these notes are made monthly. The weighted average interest rate of all notes was 1.48% and 1.83% at December 31, 2014 and 2013, respectively. The balances outstanding on these advances were $229,405 and $187,484 at December 31, 2014 and 2013, respectively.

Contractual maturities of FHLB advances at December 31, 2014 were as follows:

First year	$91,000
Second year	32,513
Third year	30,000
Fourth year	35,000
Fifth year	40,069
Thereafter	823
$229,405

The advances are secured by FHLB stock owned by the Company and a blanket lien on certain loans with an aggregate available carrying value of $1,309,767 at December 31, 2014. The Company had remaining credit available under the FHLB advance program of $727,311 at December 31, 2014.

At December 31, 2014, the Company had $354,235 in undisbursed advance commitments (letters of credit) with the FHLB. As of December 31, 2014, these commitments mature on various dates from January 2015 through September 2016. The FHLB letters of credit were obtained in lieu of pledging securities to secure public fund deposits that are over the FDIC insurance limit. At December 31, 2014, there were no disbursements against the advance commitments.

Note 12. Repurchase Agreements and Other Borrowings

The Company assumed repurchase agreement accounts in the Live Oak Financial Corp. acquisition on January 1, 2014. At December 31, 2014 and 2013, repurchase accounts totaled $4,012 and $0, respectively. Securities held in safekeeping totaling $5,995 are pledged as security on these repurchase agreement accounts.

Other borrowings at December 31, 2014 and 2013 consisted of the following:

	December 31,
	2014	2013
Unsecured subordinated debentures (notes) in the amount of $65,000. Interest payments of 5.875% will be made semiannually on February 1 and August 1 of each year beginning February 1, 2015. The maturity date is August 1, 2024. The notes may not be redeemed prior to maturity and meet the criteria to be recognized as Tier 2 capital for regulatory purposes.	65,000	—
Unsecured subordinated debentures in the amount of $5,000. Interest payments at 7.00% are made quarterly and semiannual principal payments of $625 will be due beginning January 15, 2015. The remaining principal and accrued interest is due on July 15, 2018. The debentures meet the criteria to be recognized as Tier 2 capital for regulatory purposes.	5,000	5,000
Unsecured subordinated debentures in the amount of $2,730. Interest payments at 7.00% are made quarterly and semiannual principal payments of $341 will be due beginning April 15, 2015. The remaining principal and accrued interest is due on October 15, 2018. The debentures meet the criteria to be recognized as Tier 2 capital for regulatory purposes.	2,730	2,730
	$72,730	$7,730

At December 31, 2014 and 2013, other borrowings included amounts owed to related parties of $3,320 and $3,270, respectively.

At December 31, 2014, the scheduled principal maturities of the Company's other borrowings are as follows:

First year	$1,933
Second year	1,933
Third year	1,932
Fourth year	1,932
Fifth year	—
Thereafter	65,000
$72,730

During 2014, the Company entered into a $35 million unsecured revolving line of credit with an unrelated bank. The line bears interest at LIBOR plus 2.50% and matures May 3, 2015. As of December 31, 2014, there is no outstanding balance on the line. The Company is required to meet certain financial covenants on a quarterly basis, which includes maintaining $5,000 in cash at Independent Bank Group.

In addition, the Company has established federal funds lines of credit note with five unaffiliated banks totaling $125 million of borrowing capacity at December 31, 2014. The Company had a fed funds line with one unaffiliated bank totaling $40 million at December 31, 2013. The lines have no stated maturity date and the lenders may terminate the lines at any time without notice. The lines are provided on an unsecured basis and must be repaid the following business day from when the funds were borrowed. There were no borrowings against the lines at December 31, 2014 or 2013.

Note 13. Junior Subordinated Debentures

In March 2003, IB Trust I, an unconsolidated subsidiary of the Company, issued 5,000 shares of floating rate trust preferred securities at $1,000 per share for an aggregate price of $5,000, all of which was outstanding at December 31, 2014 and 2013. These securities bear an interest rate of 3.25% over the three-month LIBOR (3.48% and 3.49% at December 31, 2014 and 2013, respectively). The trust preferred securities will mature in March 2033. The proceeds from the sale of the trust preferred securities and the issuance of $155 in common securities to the Company were used by Trust I to purchase approximately $5,155 of floating rate junior subordinated debentures of the Company which have the same payment terms as the trust preferred securities. Distributions on the trust preferred securities and on the common securities issued to the Company were payable quarterly beginning June 2003.

In March 2004, IB Trust II, an unconsolidated subsidiary of the Company, issued 3,000 shares of floating rate trust preferred securities at $1,000 per share for an aggregate price of $3,000, all of which was outstanding at December 31, 2014 and 2013. These securities bear an interest rate of 2.85% over the three-month LIBOR (3.08% and 3.09% at December 31, 2014 and 2013, respectively). The trust preferred securities will mature in March 2034. The proceeds from the sale of the trust preferred securities and the issuance of $93 in common securities to the Company were used by Trust II to purchase approximately $3,093 of floating rate junior subordinated debentures of the Company which have the same payment terms as the trust preferred securities. Distributions on the trust preferred securities and on the common securities issued to the Company were payable quarterly beginning June 2004.

In December 2004, IB Trust III, an unconsolidated subsidiary of the Company, issued 3,600 shares of floating rate trust preferred securities at $1,000 per share for an aggregate price of $3,600, all of which was outstanding at December 31, 2014 and 2013. These securities bear an interest rate of 2.40% over the three-month LIBOR (2.63% and 2.64% at December 31, 2014 and 2013, respectively). The trust preferred securities will mature in December 2035. The proceeds from the sale of the trust preferred securities and the issuance of $112 in common securities to the Company were used by Trust I to purchase approximately $3,712 of floating rate junior subordinated debentures of the Company which have the same payment terms as the trust preferred securities. Distributions on the trust preferred securities and on the common securities issued to the Company were payable quarterly beginning March 2005.

In February 2005, IB Centex Trust I, an unconsolidated subsidiary of the Company, issued 2,500 shares of floating rate trust preferred securities at $1,000 per share for an aggregate price of $2,500, all of which was outstanding at December 31, 2014 and 2013. These securities bear an interest rate of 3.25% over the three- month LIBOR (3.48% and 3.49% at December 31, 2014 and 2013, respectively). The trust preferred securities will mature in February 2035. The proceeds from the sale of the trust preferred securities and the issuance of $78 in common securities to the Company were used by Centex Trust I to purchase approximately $2,578 of floating rate junior subordinated debentures of the Company which have the same payment terms as the trust preferred securities. Distributions on the trust preferred securities and on the common securities issued to the Company were payable quarterly beginning June 2005.

In connection with the acquisition of Community Group Inc. in 2012, the Company, assumed $3,500 (3,500 shares with a liquidation amount of $1,000 per security) of Floating Rate Cumulative Trust Preferred Securities (TPS) which were issued through a wholly-owned subsidiary, Community Group Statutory Trust I (CGI Trust I) and all of which were outstanding at December 31, 2014 and 2013. CGI Trust I invested the total proceeds from the sale of TPS and the $109 proceeds from the sale of common stock to CGI in floating rate Junior Subordinated Debentures (Debentures) issued by CGI. Interest on the TPS is payable quarterly on March 15, June 15, September 15, and December 15 of each year at a rate equal to the three month LIBOR rate plus 1.60% (1.84% at December 31, 2014 and 2013). Principal payments are due at maturity on June 21, 2037. The Company may redeem the Debentures, in whole or in part, on any interest payment date on or after the redemption date of June 21, 2012 at an amount equal to the principal amount of the Debentures being redeemed plus accrued and unpaid interest on such Debentures to the redemption date

Except under certain circumstances, the common securities issued to the Company by the trusts possess sole voting rights with respect to matters involving those entities. Under certain circumstances, the Company may, from time to time, defer the debentures' interest payments, which would result in a deferral of distribution payments on the related trust preferred securities and, with certain exceptions, prevent the Company from declaring or paying cash distributions on the Company's common stock and any other future debt ranking equally with or junior to the debentures. The trust preferred securities are guaranteed by the Company.

Note 14. Income Taxes

Income tax expense for the years ended December 31, 2014 and 2013 is as follows:

	Years Ended December 31,
	2014	2013
Current income tax expense	$14,849	$6,744
Deferred income tax expense (benefit)	71	(2,083)
Income tax expense, as reported	$14,920	$4,661

In connection with the initial public offering, the Company terminated its S-Corporation status and became a taxable entity (C Corporation) on April 1, 2013. As such, periods prior to April 1, 2013 will not reflect income tax expense. The reported income tax expense for the year ended December 31, 2013 reflects the initial recording of the deferred tax net asset of $1,760, which is the result of timing differences in the recognition of income/deductions for generally accepted accounting principles (GAAP) and tax purposes. The consolidated statements of income present pro forma results of operations for the prior year period.

Reported income tax expense differed from the amounts computed by applying the U.S. federal statutory income tax rate of 35% to income before income taxes for the years ended December 31, 2014 and 2013 as follows:

	Years Ended December 31,
	2014	2013
Income tax expense computed at the statutory rate	$15,364	$6,571
Initial recording of deferred tax asset	—	(1,760)
Tax-exempt interest income from municipal securities	(500)	(259)
Tax-exempt loan income	(174)	(86)
Bank owned life insurance income	(340)	(93)
Non-deductible acquisition expenses	486	279
Other	84	9
	$14,920	$4,661

Components of deferred tax assets and liabilities are as follows:

	December 31,
	2014	2013
Deferred tax assets:
Allowance for loan losses	$6,420	$4,776
NOL carryforwards from acquisitions	793	1,352
Net unrealized loss on available for sale securities	—	928
Acquired loan fair market value adjustments	4,310	1,159
Restricted stock	1,121	1,044
Reserve for bonuses	138	—
Deferred loan fees	170	—
Acquisition costs	41	140
Securities	—	305
Start up costs	344	329
Other real estate owned	284	310
Unearned rent income	48	55
Nonaccrual loans	32	69
Other	147	76
	13,848	10,543
Deferred tax liabilities:
Premises and equipment	(5,776)	(4,539)
Net unrealized gain on available for sale securities	(975)	—
Core deposit intangibles	(4,348)	(1,102)
Securities	(332)	—
FHLB stock	(52)	(68)
Other	(130)	—
	(11,613)	(5,709)
Net deferred tax asset	$2,235	$4,834

At December 31, 2014, the Company had federal net operating loss carryforwards of approximately $2,266 which expire at various dates from 2028 to 2032. Deferred tax assets are recognized for net operating losses because the benefit is more likely than not to be realized. No valuation allowance for deferred tax assets was recorded at December 31, 2014 or 2013 as management believes it is more likely than not that all of the deferred tax assets will be realized.

The Company does not have any uncertain tax positions and does not have any interest and penalties recorded in the income statement for the years ended December 31, 2014 and 2013. The Company files a consolidated income tax return in the US federal tax jurisdiction. The Company is no longer subject to examination by the US federal tax jurisdiction for years prior to 2011.

Note 15. Commitments and Contingencies

Financial Instruments with Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of this instrument. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At December 31, 2014 and 2013, the approximate amounts of these financial instruments were as follows:

	December 31,
	2014	2013
Commitments to extend credit	$565,881	$365,575
Standby letters of credit	8,571	2,120
	$574,452	$367,695
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
Letters of credit are written conditional commitments used by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan arrangements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table above. If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of December 31, 2014 and 2013, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

Litigation
The Company is involved in certain legal actions arising from normal business activities. Management believes that the outcome of such proceedings will not materially affect the financial position, results of operations or cash flows of the Company.

Lease Commitments
The Company leases certain branch facilities and other facilities. Rent expense related to these leases amounted to $1,410, $716 and $413 for the years ended December 31, 2014, 2013 and 2012, respectively.

At December 31, 2014, minimum future rental payments due under noncancelable lease commitments were as follows:

First year	$1,706
Second year	1731
Third year	1334
Fourth year	774
Fifth year	598
Thereafter	1770
$7,913

Note 16. Related Party Transactions

In the ordinary course of business, the Company has and expects to continue to have transactions, including loans to its officers, directors and their affiliates. In the opinion of management, such transactions are on the same terms as those prevailing at the time for comparable transactions with unaffiliated persons. Loan activity for officers, directors and their affiliates for the year ended December 31, 2014 is as follows:

Balance at beginning of year	$40,756
New loans	7,010
Repayments	(16,406)
Changes in affiliated persons	4,848
Balance at end of year	$36,208

See also Note 12 for related party borrowings.

Note 17. Employee Benefit Plans

The Company has a 401(k) profit sharing plan (Plan) which covers employees over the age of eighteen who have completed ninety days of credited service, as defined by the Plan. The Plan provides for “before tax” employee contributions through salary reduction contributions under Section 401(k) of the Internal Revenue Code. A participant may choose a salary reduction not to exceed the dollar limit set by law each year ($17.5 in 2014). Contributions by the Company and by participants are immediately fully vested. The Plan provides for the Company to make 401(k) matching contributions ranging from 50% to 100% depending upon the employee's years of service, but limited to 6% of the participant's eligible salary. The Plan also provides for the Company to make additional discretionary contributions to the Plan. The Company made contributions of approximately $894, $524 and $435 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of December 31, 2014 and 2013 by level within the ASC Topic 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Measured on a recurring basis:
Assets:
Investment securities available for sale:
U.S. treasuries	$1,006	$—	$1,006	$—
Government agency securities	58,023	—	58,023	—
Obligations of state and municipal subdivisions	76,899	—	76,899	—
Corporate bonds	1,081	—	1,081	—
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC and FHR	69,053	—	69,053	—
December 31, 2013
Measured on a recurring basis:
Assets:
Investment securities available for sale:
U.S. treasuries	$3,513	$—	$3,513	$—
Government agency securities	94,415	—	94,415	—
Obligations of state and municipal subdivisions	36,615	—	36,615	—
Corporate bonds	2,052	—	2,052	—
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC, FHLB, FFCB and FHR	57,443	—	57,443	—
There were no transfers between level categorizations for the years presented.
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

In accordance with ASC Topic 820, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at December 31, 2014 and 2013, for which a nonrecurring change in fair value has been recorded:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Period Ended Total Losses
December 31, 2014
Measured on a nonrecurring basis:
Assets:
Impaired loans	$4,943	$—	$—	$4,943	$188
Other real estate	138	—	—	138	22

December 31, 2013
Measured on a nonrecurring basis:
Assets:
Impaired loans	$1,514	$—	$—	$1,514	$497
Other real estate	2,449	—	—	2,449	537

Impaired loans (loans which are not expected to repay all principal and interest amounts due in accordance with the original contractual terms) are measured at an observable market price (if available) or at the fair value of the loan’s collateral (if collateral dependent). Fair value of the loan’s collateral is determined by appraisals or independent valuation which is then adjusted for the estimated costs related to liquidation of the collateral. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. Therefore, the Company has categorized its impaired loans as Level 3. Impaired loans are evaluated for additional impairment on a quarterly basis and adjusted as necessary.
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
In addition, mortgage loans held for sale are required to be measured at the lower of cost or fair value. The fair value of mortgage loans held for sale is based upon binding quotes or bids from third party investors. As of December 31, 2014 and 2013, all mortgage loans held for sale were recorded at cost.

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
Repurchase agreements and other borrowings: The carrying value of repurchase agreements approximates fair value due to the short term nature. The fair values of privately issued subordinated debentures are based upon prevailing rates on similar debt in the market place. The subordinated debentures that are publicly traded are valued based on indicative bid prices based upon market pricing observations in the current market.
Junior subordinated debentures: The fair value of junior subordinated debentures is estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.
Accrued interest: The carrying amounts of accrued interest approximate their fair values.
Off-balance sheet instruments: Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair value of commitments is not material.

The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instruments were as follows at December 31, 2014 and 2013:

				Fair Value Measurements at Reporting Date Using
		Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Financial assets:
Cash and cash equivalents		$324,047	$324,047	$324,047	$—	$—
Securities available for sale		206,062	206,062	—	206,062	—
Loans held for sale		4,453	4,453	—	4,453	—
Loans, net		3,182,045	3,203,337	—	3,200,261	3,076
FHLB of Dallas stock and other restricted stock		12,321	12,321	—	12,321	—
Accrued interest receivable		9,655	9,655	—	9,655	—
Financial liabilities:
Deposits		3,249,598	3,252,114	—	3,252,114	—
Accrued interest payable		2,919	2,919	—	2,919	—
FHLB advances		229,405	228,607	—	228,607	—
Repurchase agreements	a	4,012	4,012	—	4,012	—
Other borrowings		72,730	75,164	—	75,164	—
Junior subordinated debentures		18,147	18,134	—	18,134	—
Off-balance sheet assets (liabilities):
Commitments to extend credit		—	—	—	—	—
Standby letters of credit		—	—	—	—	—
December 31, 2013
Financial assets:
Cash and cash equivalents		$93,054	$93,054	$93,054	$—	$—
Securities available for sale		194,038	194,038	—	194,038	—
Loans held for sale		3,383	3,383	—	3,383	—
Loans, net		1,709,200	1,714,815	—	1,710,228	4,587
FHLB of Dallas stock and other restricted stock		9,494	9,494	—	9,494	—
Accrued interest receivable		4,713	4,713	—	4,713	—
Financial liabilities:
Deposits		1,710,319	1,712,654	—	1,712,654	—
Accrued interest payable		948	948	—	948	—
FHLB advances		187,484	189,092	—	189,092	—
Other borrowings		7,730	8,061	—	8,061	—
Junior subordinated debentures		18,147	18,099	—	18,099	—
Off-balance sheet assets (liabilities):
Commitments to extend credit		—	—	—	—	—
Standby letters of credit		—	—	—	—	—

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
The following table summarizes the activity in nonvested shares for the years ended December 31, 2014 and 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2013	306,524	$22.75
Granted during the period	201,570	56.07
Vested during the period	(133,014)	20.27
Forfeited during the period	(1,194)	30.37
Nonvested shares, December 31, 2014	373,886	$41.58

Nonvested shares, December 31, 2012	208,608	$17.07
Granted during the period	125,040	29.53
Vested during the period	(27,124)	14.13
Nonvested shares, December 31, 2013	306,524	$22.75
Compensation expense related to these awards is recorded based on the fair value of the award at the date of grant and totaled $2,914, $1,469 and $643 for the years ended December 31, 2014, 2013 and 2012, respectively. Compensation expense is recorded in salaries and employee benefits in the accompanying consolidated statements of income. At December 31, 2014, future compensation expense is estimated to be $12,342 and will be recognized over a remaining weighted average period of 3.5 years.
The fair value of common stock awards that vested during the years ended December 31, 2014, 2013 and 2012 was $6,608, $855 and $609, respectively. The Company has recorded $1,409 and $72 to additional paid in capital, which represents the excess tax benefit recognized on the vested shares for the years ended December 31, 2014 and 2013, respectively.
During 2014, the restricted stock agreement of one employee was modified resulting in an additional 3,000 net shares issued and incremental compensation costs totaling $140. There were no modifications in 2013.
At December 31, 2014, the future vesting schedule of the nonvested shares is as follows:

First year	84,608
Second year	92,138
Third year	106,876
Fourth year	56,364
Fifth year	33,900
Total nonvested shares	373,886
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2014 and 2013, the Company and the Bank meet all capital adequacy requirements to which they are subject.
As of December 31, 2014 and 2013, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized”, the Bank must maintain minimum total risk based, Tier I risk based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.
The actual capital amounts and ratios of the Company and Bank as of December 31, 2014 and 2013, are presented in the following table:

	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
Total capital to risk weighted assets:
Consolidated	$402,326	12.59%	$255,633	8.00%	N/A	N/A
Bank	397,512	12.46	255,219	8.00	$319,024	10.00%
Tier I capital to risk weighted assets:
Consolidated	314,136	9.83	127,817	4.00	N/A	N/A
Bank	378,960	11.88	127,609	4.00	191,414	6.00%
Tier I capital to average assets:
Consolidated	314,136	8.15	154,270	4.00	N/A	N/A
Bank	378,960	9.93	152,598	4.00	190,747	5.00%

December 31, 2013
Total capital to risk weighted assets:
Consolidated	$234,794	13.83%	$135,801	8.00%	N/A	N/A
Bank	212,656	12.54	135,648	8.00	$169,560	10.00%
Tier I capital to risk weighted assets:
Consolidated	214,650	12.64	67,901	4.00	N/A	N/A
Bank	198,696	11.72	67,824	4.00	101,736	6.00%
Tier I capital to average assets:
Consolidated	214,650	10.71	80,204	4.00	N/A	N/A
Bank	198,696	9.97	79,710	4.00	99,637	5.00%

In July 2013, federal banking agencies issued the final rules (Basel III Capital Rules) establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, compared to the current U.S. risk-based capital rules. The final rule implements a revised definition of regulatory capital, a new common equity Tier 1 minimum capital requirement of 4.50%, and a higher minimum Tier 1 capital requirement of 6.00% (which is an increase from 4.00%). Under the final rule, the total capital ratio remains at 8.00% and the minimum leverage ratio (Tier 1 capital to total assets) for all banking organizations, regardless of supervisory rating, is 4.00%. The Basel III Capital Rules are effective for the Company and the Bank on January 1, 2015 (subject to a phase-in period for certain provisions).

Note 21. Small Business Lending Fund Preferred Stock

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

The SBLF Preferred Stock qualifies as Tier 1 capital. The holders of SBLF Preferred Stock are entitled to receive non-cumulative dividends, payable quarterly. The dividend rate was determined based on the level of Qualified Small Business Lending at BOH Holdings and was set at 1.00% at time of acquisition. The Company qualified for the 1.00% rate continuing through January 2016, at which time the dividend rate will increase to 9.00%. During the year ended December 31, 2014, the Company recorded preferred stock dividends of $169.

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

Note 22.    IBG Adriatica

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

In December 2013, the remaining real property was sold to two real estate investment partnerships of which the Company's Chairman, majority shareholder and other directors are also investors. The total sales price was $11,100 generating a net gain of approximately $1.3 million which is included in gains on sale of other real estate. Current appraisals were obtained prior to the transaction to support the sales price and financing for the transaction was provided by an unrelated bank. IBG Adriatica Holdings became inactive in 2014.

Management believes that these transactions have comparable terms to those that could be arranged with an independent third party.

Note 23.    Business Combinations

Houston City Bancshares

On October 1, 2014, the Company acquired 100% of the outstanding stock of Houston City Bancshares, Inc. and its wholly owned subsidiary, Houston Community Bank, Houston, TX (HCB) with branches located in the Houston area. The Company issued 637,856 shares of Company stock and paid $16,804 in cash for the outstanding shares of HCB common stock.

The Company recognized a provisional amount of goodwill of $21,201, which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair market value of identifiable assets acquired. The goodwill in this acquisition resulted from a combination of expected synergies and the intent to expand our presence in the Houston market. None of the goodwill recognized is expected to be deductible for income tax purposes.

The Company has recorded acquired values based on the valuation report, but these values are still subject to final adjustments until the measurement period has ended. The Company does not not expect any significant adjustments to be made to recorded values upon completion of the valuation and settlement of all acquired accounts.

Non-credit impaired loans had an estimated fair value of $184,650 at the date of acquisition and contractual balances of $186,953. The difference of $2,303 will be recognized into interest income as an adjustment to yield over the life of the loans.

The Company has incurred expenses related to the acquisition of approximately $1,126 during the year ended December 31, 2014, which is included in acquisition expenses in the consolidated statements of income. In addition, for the year ended December 31, 2014, the Company paid offering costs totaling $16 which were recorded as a reduction to stock issuance proceeds through additional paid in capital. The acquisition is not considered significant to the Company’s financial statements and therefore, pro forma financial data is not included.

Estimated fair values of the assets acquired and liabilities assumed in this transaction as of the closing date are as follows:

Assets of acquired bank:
Cash and cash equivalents	$118,825
Securities available for sale	3,548
Loans	194,870
Premises and equipment	9,227
Goodwill	21,201
Core deposit intangible	2,459
Other assets	617
Total assets	$350,747

Liabilities of acquired bank:
Deposits	$303,092
Other liabilities	585
Total liabilities	$303,677
Common stock issued in the HCB transaction	$30,266
Cash paid for the HCB transaction	$16,804

BOH Holdings

On April 15, 2014, the Company acquired 100% of the outstanding stock of BOH Holdings, Inc. and its subsidiary, Bank of Houston (BOH), Houston, Texas. This transaction gives the Company branches in the greater Houston area. The Company issued 3,615,886 shares of Company stock and paid $34,010 in cash for the outstanding shares of BOH common stock. In addition, the Company issued 23,938.35 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series A to the US Treasury Department in exchange for the 23,938.35 shares of BOH Series C Preferred Stock. The preferred stock is senior to the Company's common stock with respect to dividend rights and liquidation.

The Company has recognized goodwill of $165,932 which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair market value of identifiable assets acquired. The goodwill in this acquisition resulted from a combination of expected synergies and entrance into a desirable Texas market. None of the goodwill recognized is expected to be deductible for income tax purposes.

The Company has incurred expenses related to the acquisition of approximately $1,911 and $592 for the years ended December 31, 2014 and 2013 and is included in acquisition expenses in the consolidated statements of income. In addition, for the year ended December 31, 2014, the Company paid offering costs totaling $550 which were recorded as a reduction to stock issuance proceeds through additional paid in capital.

Fair values of the assets acquired and liabilities assumed in this transaction as of the closing date and subsequent measurement period adjustments are presented as follows:

	Initially recorded at Acquisition Date	Measurement Period Adjustments	Adjusted Values
Assets of acquired bank:
Cash and cash equivalents	$135,525	$—	$135,525
Securities available for sale	59,141	—	59,141
Loans	786,761	(1,545)	785,216
Premises and equipment	7,211	—	7,211
Other real estate	1,191	33	1,224
Goodwill	164,766	1,166	165,932
Core deposit intangible	7,265	—	7,265
Other assets	27,394	(196)	27,198
Total assets acquired	$1,189,254	$(542)	$1,188,712

Liabilities of acquired bank:
Deposits	$820,752	$—	$820,752
FHLB Advances	95,000	—	95,000
Other liabilities	6,737	(542)	6,195
Total liabilities assumed	$922,489	$(542)	$921,947
Common stock issued	$208,817	$—	$208,817
Series A Preferred Stock Exchanged in connection with acquired bank	$23,938	$—	$23,938
Cash paid	$34,010	$—	$34,010
Non-credit impaired loans had an estimated fair value of $739,128 at the date of acquisition and contractual balances of $739,247. As of the acquisition date, the Company expects that an insignificant amount of the contractual balance of these loans will be uncollectible. The difference of $119 will be recognized into interest income as an adjustment to yield over the life of the loans.

Pro forma net income for the year ended December 31, 2014 was $29,617 and pro forma revenue was $166,223 had the transaction occurred as of January 1, 2013. Pro forma after tax net income for the year ended December 31, 2013 was $26,959 and pro forma revenue was $139,164 had the transaction occurred on January 1, 2013.

Live Oak Financial Corp.
On January 1, 2014, the Company acquired 100% of the outstanding stock of Live Oak Financial Corp. and its wholly owned subsidiary, Live Oak State Bank, Dallas, TX (Live Oak) with one branch located east of downtown Dallas. The Company issued 235,594 shares of Company stock and paid $10,000 in cash for the outstanding shares of Live Oak common stock. During the year ended December 31, 2014, the Company made certain measurement-period adjustments to previous acquisition accounting estimates for this acquisition. The changes resulted from completion of the valuations.
The following table summarizes the previously reported estimates and the measurement-period adjustments made to asset and liability accounts to derive at the final acquisition accounting allocations for Live Oak Financial Corp.

	Initially recorded at Acquisition Date	Measurement Period Adjustments	Adjusted Values
Assets of acquired bank:
Cash and cash equivalents	$32,246	$—	$32,246
Securities available for sale	16,740	—	16,740
Loans	70,627	677	71,304
Premises and equipment	2,675	(75)	2,600
Goodwill	7,619	(573)	7,046
Core deposit intangible	775	107	882
Other assets	256	(66)	190
Total assets	$130,938	$70	$131,008

Liabilities of acquired bank:
Deposits	$104,960	$50	$105,010
Repurchase agreements	3,733	—	3,733
Other liabilities	545	20	565
Total liabilities	$109,238	$70	$109,308
Common stock issued in the Live Oak transaction	$11,700	$—	$11,700
Cash paid in the Live Oak transaction	$10,000	$—	$10,000
The Company recognized goodwill of $7,046 which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair market value of identifiable assets acquired. The goodwill in this acquisition resulted from a combination of expected synergies and a desirable branch location. None of the goodwill recognized is expected to be deductible for income tax purposes.

Non-credit impaired loans had a fair value of $68,422 at the date of acquisition and contractual balances of $68,532. The difference of $95 will be recognized into interest income as an adjustment to yield over the life of the loans.

The Company has incurred expenses related to the acquisition of approximately $354 and $357 for the years ended December 31, 2014 and 2013, which is included in acquisition expenses in the consolidated statements of income. The acquisition is not considered significant to the Company’s financial statements and therefore, pro forma financial data is not included.

Collin Bank

On November 30, 2013, the Company acquired 100% of the outstanding stock of Collin Bank, Plano. The Company issued 247,731 shares of Independent Bank Group common stock and paid $18,412 in cash for the outstanding shares of Collin Bank common stock. During the year ended December 31, 2014, the Company made certain measurement-period adjustments to previous acquisition accounting estimates for this acquisition. The changes resulted from completion of the valuations. The following table summarizes the previously reported estimates and the measurement-period adjustments made to asset and liability accounts to derive at the final acquisition accounting allocations for Collin Bank.

	As Reported at December 31, 2013	Measurement Period Adjustments	Final Recorded Value
Assets of acquired bank:
Cash and cash equivalents	$22,792	$—	$22,792
Securities available for sale	62,373	—	62,373
Loans	72,611	(328)	72,283
Premises and equipment	141	—	141
Investment in FHLB stock	1,156	—	1,156
Goodwill	5,962	574	6,536
Core deposit intangible	600	(18)	582
Deferred tax asset	1,385	287	1,672
Other assets	775	10	785
Total assets	$167,795	$525	$168,320

Liabilities of acquired bank:
Deposits	$111,164	$505	$111,669
FHLB advances	26,000	—	26,000
Other liabilities	358	20	378
Total liabilities	$137,522	$525	$138,047
Common stock issued in the Collin Bank transaction	$11,861	$—	$11,861
Cash paid in the Collin Bank transaction	$18,412	$—	$18,412
The Company recognized goodwill of $6,536 which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair market value of identifiable assets acquired. The goodwill in this acquisition resulted from a combination of expected synergies and a desirable branch location. None of the goodwill recognized is deductible for income tax purposes.

The Company incurred expenses related to the acquisition of approximately $149 and $672 during the years ended December 31, 2014 and 2013, which are included in acquisition expenses in the consolidated statements of income.

At the date of acquisition, non-credit impaired loans had a fair value of $62,604 and a contractual balance totaling $61,947. The difference of $657 will be recorded against interest income as adjustment to yield over the life of the loans.

The operations of Collin Bank were merged into Independent Bank as of the date of the acquisition. Separate revenue and earnings of the former Collin Bank are not available subsequent to the business combination. The acquisition is not considered significant to the Company’s financial statements and therefore pro forma financial data is not included.

Note 24. Parent Company Only Financial Statements

The following balance sheets, statements of income and statements of cash flows for Independent Bank Group, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

Balance Sheets

	December 31,
Assets	2014	2013
Cash and cash equivalents	$5,773	$13,111
Investment in subsidiaries	623,275	246,143
Investment in Trusts	547	547
Other assets	4,627	1,518
Total assets	$634,222	$261,319

Liabilities and Stockholders' Equity
Other borrowings	72,730	7,730
Junior subordinated debentures	18,147	18,147
Other liabilities	2,494	1,670
Total liabilities	93,371	27,547

Stockholders' equity:
Preferred stock	23,938	—
Common stock	170	123
Additional paid-in capital	476,609	222,116
Retained earnings	37,731	12,663
Accumulated other comprehensive income	2,403	(1,130)
Total stockholders' equity	540,851	233,772
Total liabilities and stockholders' equity	$634,222	$261,319

Statements of Income

	Years Ended December 31,
	2014	2013	2012
Interest expense:
Interest on notes payable and other borrowings	$2,225	$1,425	$1,720
Interest on junior subordinated debentures	542	543	531
Total interest expense	2,767	1,968	2,251

Noninterest income:
Dividends from subsidiaries	33,850	11,547	25,634
Other	19	16	24
	33,869	11,563	25,658
Noninterest expense:
Salaries and employee benefits	3,693	2,316	1,163
Professional fees	1,163	157	—
Acquisition expense, including legal	2,681	1,956	1,401
Other	800	397	36
Total noninterest expense	8,337	4,826	2,600
Income before income tax benefit and equity in undistributed income of subsidiaries	22,765	4,769	20,807
Income tax benefit	3,283	2,643	—
Income before equity in undistributed income of subsidiaries	26,048	7,412	20,807
Equity in undistributed income (loss) of subsidiaries	2,930	12,388	(3,430)
Net income	$28,978	$19,800	$17,377

Statements of Cash Flows

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$28,978	$19,800	$17,377
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net (income) loss of subsidiaries	(2,930)	(12,388)	3,430
Stock compensation expense	2,914	1,469	643
Net change in other assets	(3,291)	(531)	(523)
Net change in other liabilities	2,173	783	9
Net cash provided by operating activities	27,844	9,133	20,936

Cash flows from investing activities:
Capital investment in subsidiaries	(52,000)	(33,466)	(2,050)
Cash received from liquidation of Adriatica	10,940	—	—
Cash received from acquired companies	6,108	—	39
Cash paid in acquisitions	(60,814)	(18,412)	(46,600)
Net cash used in investing activities	(95,766)	(51,878)	(48,611)

Cash flows from financing activities:
Repayments of other borrowings	—	(25,308)	(3,245)
Proceeds from other borrowings	65,000	—	11,680
Treasury stock purchased	—	—	(208)
Offering costs paid in connection with acquired banks	(566)	—	—
Proceeds from issuance of common stock	—	86,571	25,150
Dividends paid	(3,850)	(6,803)	(8,681)
Net cash provided by financing activities	60,584	54,460	24,696
Net change in cash and cash equivalents	(7,338)	11,715	(2,979)
Cash and cash equivalents at beginning of year	13,111	1,396	4,375
Cash and cash equivalents at end of year	$5,773	$13,111	$1,396

Note 25. Subsequent Events

Share Repurchase Program

On January 23, 2015, the Company announced the approval of a Share Repurchase Program. Under this program, the Board of Directors has authorized the repurchase of up to $30 million of the Company's common stock. The repurchase program is authorized to continue through December 31, 2015. Repurchased shares will be canceled and returned to unissued status.
No shares have been repurchased by the Company under this program through the date of this report.

Declaration of Dividends

On February 4, 2015, the Company declared a quarterly cash dividend in the amount of $0.08 per share of common stock to the stockholders of record on February 17, 2015. The dividend totaling $1,370 was paid on February 26, 2015.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of McKinney, Texas, on February 27, 2015.

Independent Bank Group, Inc. (Registrant)

Date: February 27, 2015	By: /s/ David R. Brooks

David R. Brooks
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David R. Brooks	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2015
David R. Brooks

/s/ Michelle S. Hickox	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 27, 2015
Michelle S. Hickox

/s/ Torry Berntsen	President, Chief Operating Officer and Director	February 27, 2015
Torry Berntsen

/s/ Daniel W. Brooks	Vice Chairman, Chief Risk Officer and Director	February 27, 2015
Daniel W. Brooks

/s/ James D. Stein	Vice Chairman, Houston Region Chief Executive Officer and Director	February 27, 2015
James D. Stein

/s/ M. Brian Aynesworth	Director	February 27, 2015
M. Brian Aynesworth

/s/ Douglas A. Cifu	Director	February 27, 2015
Douglas A. Cifu

/s/ William E. Fair	Director	February 27, 2015
William E. Fair

/s/ Craig E. Holmes	Director	February 27, 2015
Craig E. Holmes

/s/ J. Webb Jennings III	Director	February 27, 2015
J. Webb Jennings III

/s/ Donald L. Poarch	Director	February 27, 2015
Donald L. Poarch

/s/ Jack M. Radke	Director	February 27, 2015
Jack M. Radke

/s/ G. Stacy Smith	Director	February 27, 2015
G. Stacy Smith

/s/ Michael T. Viola	Director	February 27, 2015
Michael T. Viola