Form 10-Q
period 2015-03-31
Independent Bank Group, Inc.
filed 2015-05-01
CIK 1564618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2015.
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
Common Stock, Par Value $0.01 Per Share – 17,119,376 shares as of April 30, 2015.

INDEPENDENT BANK GROUP, INC. AND SUBSIDIARIES
Form 10-Q
March 31, 2015

***

Independent Bank Group, Inc. and Subsidiaries

Consolidated Balance Sheets
March 31, 2015 and December 31, 2014 (unaudited)
(Dollars in thousands, except share information)

	March 31,	December 31,
Assets	2015	2014

Cash and due from banks	$136,525	$153,158
Interest-bearing deposits in other banks	222,273	170,889
Cash and cash equivalents	358,798	324,047
Securities available for sale (amortized cost of $193,983 and $203,277, respectively)	198,149	206,062
Loans held for sale	7,034	4,453
Loans, net of allowance for loan losses of $20,227 and $18,552, respectively	3,283,021	3,182,045
Premises and equipment, net	88,163	88,902
Other real estate owned	4,587	4,763
Federal Home Loan Bank (FHLB) of Dallas stock and other restricted stock	12,333	12,321
Bank-owned life insurance (BOLI)	40,054	39,784
Deferred tax asset	2,351	2,235
Goodwill	229,639	229,457
Core deposit intangible, net	12,083	12,455
Other assets	22,152	26,115
Total assets	$4,258,364	$4,132,639

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$806,912	$818,022
Interest-bearing	2,579,766	2,431,576
Total deposits	3,386,678	3,249,598

FHLB advances	219,386	229,405
Repurchase agreements	5,783	4,012
Other borrowings	68,785	69,410
Other borrowings, related parties	3,320	3,320
Junior subordinated debentures	18,147	18,147
Other liabilities	5,537	17,896
Total liabilities	3,707,636	3,591,788
Commitments and contingencies
Stockholders’ equity:
Series A preferred stock (23,938.35 shares issued and outsanding)	23,938	23,938
Common stock (17,119,793 and 17,032,669 shares outstanding, respectively)	171	170
Additional paid-in capital	477,564	476,609
Retained earnings	45,754	37,731
Accumulated other comprehensive income	3,301	2,403
Total stockholders’ equity	550,728	540,851
Total liabilities and stockholders’ equity	$4,258,364	$4,132,639
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Income
Three Months Ended March 31, 2015 and 2014 (unaudited)
(Dollars in thousands, except per share information)

	Three months ended March 31,
	2015	2014
Interest income:
Interest and fees on loans	$39,580	$24,123
Interest on taxable securities	609	699
Interest on nontaxable securities	414	257
Interest on federal funds sold and other	133	83
Total interest income	40,736	25,162
Interest expense:
Interest on deposits	2,709	1,907
Interest on FHLB advances	752	852
Interest on repurchase agreements and other borrowings	1,069	135
Interest on junior subordinated debentures	128	133
Total interest expense	4,658	3,027
Net interest income	36,078	22,135
Provision for loan losses	1,670	1,253
Net interest income after provision for loan losses	34,408	20,882
Noninterest income:
Service charges on deposit accounts	1,805	1,211
Mortgage fee income	1,300	730
Gain on sale of other real estate	130	39
Increase in cash surrender value of BOLI	270	149
Other	461	205
Total noninterest income	3,966	2,334
Noninterest expense:
Salaries and employee benefits	14,424	9,134
Occupancy	3,910	2,538
Data processing	688	496
FDIC assessment	519	304
Advertising and public relations	346	234
Communications	539	320
Net other real estate owned expenses (including taxes)	59	79
Operations of IBG Adriatica, net	—	23
Core deposit intangible amortization	372	199
Professional fees	490	368
Acquisition expense, including legal	472	476
Other	2,567	1,905
Total noninterest expense	24,386	16,076

Income before taxes	13,988	7,140
Income tax expense	4,536	2,339
Net income	$9,452	$4,801
Basic earnings per share	$0.55	$0.38
Diluted earnings per share	$0.55	$0.38

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2015 and 2014 (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$9,452	$4,801
Other comprehensive income before tax:
Change in net unrealized gains on available for sale securities during the year	1,381	2,429
Reclassification adjustment for loss on sale of securities available for sale included in net income	—	—
Other comprehensive income before tax	1,381	2,429
Income tax expense	483	850
Other comprehensive income, net of tax	898	1,579
Comprehensive income	$10,350	$6,380

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2015 and 2014 (unaudited)
(Dollars in thousands, except for par value, share and per share information)

	Series A Preferred Stock $.01 Par Value 10 million shares authorized	Common Stock $.01 Par Value 100 million shares authorized		Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance, December 31, 2014	$23,938	17,032,669	$170	$476,609	$37,731	$—	$2,403	$540,851
Net income	—	—	—	—	9,452	—	—	9,452
Other comprehensive income, net of tax	—	—	—	—	—	—	898	898
Offering costs related to acquired bank	—	—	—	(144)	—	—	—	(144)
Restricted stock granted	—	87,124	1	(1)	—	—	—	—
Stock based compensation expense	—	—	—	1,097	—	—	—	1,097
Excess tax benefit on restricted stock vested	—	—	—	3	—	—	—	3
Preferred stock dividends	—	—	—	—	(60)	—	—	(60)
Cash dividends ($0.08 per share)	—	—	—	—	(1,369)	—	—	(1,369)
Balance, March 31, 2015	$23,938	17,119,793	$171	$477,564	$45,754	$—	$3,301	$550,728

Balance, December 31, 2013	$—	12,330,158	$123	$222,116	$12,663	$—	$(1,130)	$233,772
Net income	—	—	—	—	4,801	—	—	4,801
Other comprehensive (loss), net of tax	—	—	—	—	—	—	1,579	1,579
Common stock issued for acquisition of bank	—	235,594	3	11,697	—	—	—	11,700
Restricted stock granted	—	27,183	—	—	—	—	—	—
Excess tax benefit on restricted stock vested	—	—	—	1,022	—	—	—	1,022
Stock based compensation expense	—	—	—	390	—	—	—	390
Cash dividends ($0.06 per share)	—	—	—	—	(756)	—	—	(756)
Balance, March 31, 2014	$—	12,592,935	$126	$235,225	$16,708	$—	$449	$252,508

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Three Months Ended March 31, 2015 and 2014 (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$9,452	$4,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,521	1,145
Amortization of core deposit intangibles	372	199
Amortization of premium on securities, net	426	394
Stock based compensation expense	1,097	390
FHLB stock dividends	(12)	(9)
Gain recognized on other real estate transactions	(130)	(39)
Deferred tax (benefit) expense	(599)	173
Provision for loan losses	1,670	1,253
Increase in cash surrender value of life insurance	(270)	(149)
Loans originated for sale	(55,984)	(28,070)
Proceeds from sale of loans	53,403	29,262
Net change in other assets	6,446	1,012
Net change in other liabilities	(13,081)	(3,326)
Net cash provided by operating activities	4,311	7,036
Cash flows from investing activities:
Proceeds from maturities, calls and pay downs of securities available for sale	8,868	20,941
Purchases of securities available for sale	—	(8,667)
Net purchases of FHLB stock	—	491
Net loans originated	(102,646)	(99,556)
Additions to premises and equipment	(2,782)	(282)
Proceeds from sale of premises and equipment	—	11
Proceeds from sale of other real estate owned	316	552
Capitalized additions to other real estate	(10)	(28)
Cash received from acquired banks	—	32,246
Cash paid in connection with acquisitions	—	(10,000)
Net cash used in investing activities	(96,254)	(64,292)
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	98,901	26,181
Net increase in time deposits	38,179	48,712
Net change in FHLB advances	(10,019)	(13,022)
Net change in repurchase agreements	1,771	802
Repayments of other borrowings	(625)	—
Offering costs paid in connection with acquired banks	(144)	—
Dividends paid	(1,369)	(756)
Net cash provided by financing activities	126,694	61,917
Net change in cash and cash equivalents	34,751	4,661
Cash and cash equivalents at beginning of year	324,047	93,054
Cash and cash equivalents at end of period	$358,798	$97,715

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
The consolidated interim financial statements are unaudited, but include all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented. All such adjustments were of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company's Annual Report of Form10-K for the year ended December 31, 2014. The consolidated statement of condition at December 31, 2014 had been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
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

	Three Months Ended March 31,
	2015	2014
Basic earnings per share:
Net income	$9,452	$4,801
Less: Preferred stock dividends	(60)	—
Net income after preferred stock dividends	9,392	4,801
Less:
Undistributed earnings allocated to participating securities	178	58
Dividends paid on participating securities	30	11
Net income available to common shareholders	$9,184	$4,732
Weighted-average basic shares outstanding	16,712,527	12,403,387
Basic earnings per share	$0.55	$0.38
Diluted earnings per share:
Net income available to common shareholders	$9,184	$4,732
Total weighted-average basic shares outstanding	16,712,527	12,403,387
Add dilutive stock warrants	77,933	101,643
Total weighted-average diluted shares outstanding	16,790,460	12,505,030
Diluted earnings per share	$0.55	$0.38
Anti-dilutive participating securities	19,705	109,040

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

	Three Months Ended March 31,
	2015	2014
Cash transactions:
Interest expense paid	$5,754	$3,045
Income taxes paid	$6,150	$2,700
Noncash transactions:
Accrued preferred stock dividends	$60	$—
Transfers of loans to other real estate owned	$—	$120
Loans to facilitate the sale of other real estate owned	$—	$48
Securities purchased, not yet settled	$—	$2,000
Excess tax benefit on restricted stock vested	$3	$1,022

The supplemental schedule of noncash investing activities from Company acquisition activity is as follows:

	Three Months Ended March 31,
	2015	2014
Noncash assets acquired
Cash and cash equivalents	$—	$32,246
Securities available for sale	—	16,740
Loans	—	71,138
Premises and equipment	—	2,600
Goodwill	—	7,122
Core deposit intangibles	—	882
Other assets	—	230
Total assets	$—	$130,958
Noncash liabilities assumed:
Deposits	$—	$104,960
Repurchase agreements	—	3,733
Other liabilities	—	565
Total liabilities	$—	$109,258
Cash paid to shareholders of acquired banks	$—	$10,000
Fair value of common stock issued to shareholders of acquired bank	$—	$11,700

In addition, the following measurement-period adjustments were made during the period relating to Company acquisition activity:

	Three Months Ended March 31,
	2015	2014
Noncash assets acquired:
Loans	$—	$(328)
Goodwill	182	749
Core deposit intangibles	—	(18)
Deferred tax asset	—	109
Other assets	—	10
Total assets	$182	$522
Noncash liabilities assumed:
Deposits	$—	$505
Other liabilities	182	17
Total liabilities	$182	$522

Note 3. Securities Available for Sale
Securities available for sale have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at March 31, 2015 and December 31, 2014, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
March 31, 2015:
U.S. treasuries	$999	$9	$—	$1,008
Government agency securities	53,964	446	(121)	54,289
Obligations of state and municipal subdivisions	73,587	2,121	(301)	75,407
Corporate bonds	1,066	32	—	1,098
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC and FHR	64,367	1,981	(1)	66,347
	$193,983	$4,589	$(423)	$198,149
December 31, 2014:
U.S. treasuries	$999	$7	$—	$1,006
Government agency securities	58,174	199	(350)	58,023
Obligations of state and municipal subdivisions	75,599	1,837	(537)	76,899
Corporate bonds	1,068	13	—	1,081
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC and FHR	67,437	1,616	—	69,053
	$203,277	$3,672	$(887)	$206,062
Securities with a carrying amount of approximately $141,091 and $174,741 at March 31, 2015 and December 31, 2014, respectively, were pledged to secure public fund deposits and repurchase agreements.

There were no sales of securities during the three months ended March 31, 2015 and 2014.

The amortized cost and estimated fair value of securities available for sale at March 31, 2015, by contractual maturity, are shown below. Maturities of pass-through certificates will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2015
	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$2,801	$2,803
Due from one year to five years	49,616	49,743
Due from five to ten years	36,768	37,433
Thereafter	40,431	41,823
	129,616	131,802
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC and FHR	64,367	66,347
	$193,983	$198,149

The number of securities, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2015 and December 31, 2014, are summarized as follows:

	Less Than 12 Months			Greater Than 12 Months			Total
Description of Securities	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Securities Available for Sale
March 31, 2015
Government agency securities	—	$—	$—	12	$20,877	$(121)	$20,877	$(121)
Obligations of state and municipal subdivisions	9	3,597	(11)	25	11,990	(290)	15,587	(301)
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC and FHR	1	93	(1)	—	—	—	93	(1)
	10	$3,690	$(12)	37	$32,867	$(411)	$36,557	$(423)
December 31, 2014
Government agency securities	6	$6,396	$(24)	14	$22,671	$(326)	$29,067	$(350)
Obligations of state and municipal subdivisions	44	16,636	(197)	13	8,541	(340)	25,177	(537)
	50	$23,032	$(221)	27	$31,212	$(666)	$54,244	$(887)
Unrealized losses are generally due to changes in interest rates. The Company has the intent to hold these securities until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their cost basis. As such, the losses are deemed to be temporary.

Note 4. Loans, Net and Allowance for Loan Losses
Loans, net at March 31, 2015 and December 31, 2014, consisted of the following:

	March 31,	December 31,
	2015	2014
Commercial	$697,449	$672,052
Real estate:
Commercial	1,555,462	1,450,434
Commercial construction, land and land development	301,944	334,964
Residential	515,716	514,025
Single family interim construction	148,202	138,278
Agricultural	37,650	38,822
Consumer	47,387	52,267
Other	139	242
	3,303,949	3,201,084
Deferred loan fees	(701)	(487)
Allowance for loan losses	(20,227)	(18,552)
	$3,283,021	$3,182,045

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
Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. The Company’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. These cash flows, however, may not be as expected and the value of collateral securing the loans may fluctuate. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short term loans may be made on an unsecured basis. Additionally, our commercial loan portfolio includes loans made to customers in the energy industry, which is a complex, technical and cyclical industry. Experienced bankers with specialized energy lending experience originate our energy loans. Companies in this industry produce, extract, develop, exploit and explore for oil and natural gas. Loans are primarily collateralized with proven producing oil and gas reserves based on a technical evaluation of these reserves. At March 31, 2015 and December 31, 2014, there were approximately $239.0 million and $231.7 million of exploration and production (E&P) energy loans outstanding, respectively.
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
Consumer loans represent less than 2% of the outstanding total loan portfolio. Collateral consists primarily of automobiles and other personal assets. Credit score analysis is used to supplement the underwriting process.
Most of the Company’s lending activity occurs within the State of Texas, primarily in the north, central and southeast Texas regions. A large percentage of the Company’s portfolio consists of commercial and residential real estate loans. As of March 31, 2015 and December 31, 2014, there were no concentrations of loans related to a single industry in excess of 10% of total loans.
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

Loans requiring an allocated loan loss provision are generally identified at the servicing officer level based on review of weekly past due reports and/or the loan officer’s communication with borrowers. In addition, past due loans are discussed at weekly officer loan committee meetings to determine if classification is warranted. The Company’s credit department has implemented an internal risk based loan review process to identity potential internally classified loans that supplements the annual independent external loan review. The external review generally covers all loans greater than $2.4 million. These reviews include analysis of borrower’s financial condition, payment histories and collateral values to determine if a loan should be internally classified. Generally, once classified, an impaired loan analysis is completed by the credit department to determine if the loan is impaired and the amount of allocated allowance required.
The Texas economy, specifically the Company’s lending area of north, central and southeast Texas, has generally performed better than certain other parts of the country. However, the recent drop in oil prices has the potential to have negative impact on the Texas economy. The risk of loss associated with all segments of the portfolio could increase due to this impact.
The economy and other risk factors are minimized by the Company’s underwriting standards, which include the following principles: 1) financial strength of the borrower including strong earnings, high net worth, significant liquidity and acceptable debt to worth ratio, 2) managerial business competence, 3) ability to repay, 4) loan to value, 5) projected cash flow and 6) guarantor financial statements as applicable. The following is a summary of the activity in the allowance for loan losses by loan class for the three months ended March 31, 2015 and 2014:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
Three months ended March 31, 2015
Balance at the beginning of period	$5,051	$10,110	$2,205	$669	$246	$146	$—	$125	$18,552
Provision for loan losses	1,023	526	(13)	65	(8)	29	—	48	1,670
Charge-offs	—	—	—	—	—	(36)	—	—	(36)
Recoveries	4	18	2	—	—	17	—	—	41
Balance at end of period	$6,078	$10,654	$2,194	$734	$238	$156	$—	$173	$20,227

Three months ended March 31, 2014
Balance at the beginning of period	$2,401	$7,872	$2,440	$577	$238	$363	$—	$69	$13,960
Provision for loan losses	578	256	(163)	(42)	6	(6)	—	624	1,253
Charge-offs	(363)	(21)	(1)	—	—	(14)	—	—	(399)
Recoveries	4	10	2	1	—	10	—	—	27
Balance at end of period	$2,620	$8,117	$2,278	$536	$244	$353	$—	$693	$14,841

The following table details the amount of the allowance for loan losses and recorded investment in loans by class as of March 31, 2015 and December 31, 2014:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
March 31, 2015
Allowance for losses:
Individually evaluated for impairment	$1,120	$64	$—	$—	$—	$—	$—	$—	$1,184
Collectively evaluated for impairment	4,958	10,590	2,194	734	238	156	—	173	19,043
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance	$6,078	$10,654	$2,194	$734	$238	$156	$—	$173	$20,227

Loans:
Individually evaluated for impairment	$5,899	$6,486	$3,216	$—	$—	$76	$—	$—	$15,677
Collectively evaluated for impairment	688,120	1,801,261	510,777	148,202	37,650	47,286	139	—	3,233,435
Acquired with deteriorated credit quality	3,430	49,659	1,723	—	—	25	—	—	54,837
Ending balance	$697,449	$1,857,406	$515,716	$148,202	$37,650	$47,387	$139	$—	$3,303,949

December 31, 2014
Allowance for losses:
Individually evaluated for impairment	$339	$124	$8	$—	$—	$4	$—	$—	$475
Collectively evaluated for impairment	4,712	9,986	2,197	669	246	142	—	125	18,077
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance	$5,051	$10,110	$2,205	$669	$246	$146	$—	$125	$18,552

Loans:
Individually evaluated for impairment	$1,479	$6,768	$3,387	$—	$—	$75	$—	$—	$11,709
Collectively evaluated for impairment	666,830	1,724,514	508,833	138,278	38,822	52,159	242	—	3,129,678
Acquired with deteriorated credit quality	3,743	54,116	1,805	—	—	33	—	—	59,697
Ending balance	$672,052	$1,785,398	$514,025	$138,278	$38,822	$52,267	$242	$—	$3,201,084

Nonperforming loans by loan class at March 31, 2015 and December 31, 2014, are summarized as follows:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
March 31, 2015
Nonaccrual loans	$5,873	$57	$631	$—	$—	$71	$—	$6,632
Loans past due 90 days and still accruing	—	—	—	—	—	—	—	—
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	27	4,426	2,571	—	—	5	—	7,029
	$5,900	$4,483	$3,202	$—	$—	$76	$—	$13,661
December 31, 2014
Nonaccrual loans	$1,449	$70	$2,117	$—	$—	$67	$—	$3,703
Loans past due 90 days and still accruing	157	288	—	—	—	6	—	451
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	30	4,668	1,254	—	—	8	—	5,960
	$1,636	$5,026	$3,371	$—	$—	$81	$—	$10,114
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

Impaired loans by loan class at March 31, 2015 and December 31, 2014, are summarized as follows:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
March 31, 2015
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$5,865	$1,441	$—	$—	$—	$—	$—	$7,306
Impaired loans with no allowance for loan losses	35	5,044	3,216	—	—	76	—	8,371
Total	$5,900	$6,485	$3,216	$—	$—	$76	$—	$15,677
Unpaid principal balance of impaired loans	$5,904	$6,990	$3,375	$—	$—	$95	$—	$16,364
Allowance for loan losses on impaired loans	$1,120	$64	$—	$—	$—	$—	$—	$1,184
December 31, 2014
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$1,475	$2,056	$13	$—	$—	$7	$—	$3,551
Impaired loans with no allowance for loan losses	4	4,712	3,374	—	—	68	—	8,158
Total	$1,479	$6,768	$3,387	$—	$—	$75	$—	$11,709
Unpaid principal balance of impaired loans	$1,482	$7,274	$3,605	$—	$—	$93	$—	$12,454
Allowance for loan losses on impaired loans	$339	$124	$8	$—	$—	$4	$—	$475
For the three months ended March 31, 2015
Average recorded investment in impaired loans	$3,689	$6,627	$3,302	$—	$—	$76	$—	$13,694
Interest income recognized on impaired loans	$21	$93	$29	$—	$—	$—	$—	$143
For the three months ended March 31, 2014
Average recorded investment in impaired loans	$376	$7,788	$3,207	$85	$—	$63	$—	$11,519
Interest income recognized on impaired loans	$3	$107	$28	$—	$—	$—	$—	$138
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

A “troubled debt restructured” loan is identified as impaired and measured for credit impairment as of each reporting period in accordance with the guidance in  Accounting Standards Codification (ASC) 310-10-35. The recorded investment in troubled debt restructurings, including those on nonaccrual, was $7,045 and $7,302 as of March 31, 2015 and December 31, 2014.
Following is a summary of loans modified under troubled debt restructurings during the three months ended March 31, 2015 and 2014:
.

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
Troubled debt restructurings during the three months ended March 31, 2015
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

At March 31, 2015 and 2014, there were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the three months ended March 31, 2015 and 2014, respectively. At March 31, 2015 and 2014, the Company had no commitments to lend additional funds to any borrowers with loans whose terms have been modified under troubled debt restructurings.
Modifications primarily relate to extending the amortization periods of the loans and interest rate concessions. The majority of these loans were identified as impaired prior to restructuring; therefore, the modifications did not materially impact the Company’s determination of the allowance for loan losses.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents information regarding the aging of past due loans by loan class as of March 31, 2015 and December 31, 2014:

	Loans 30-89 Days Past Due	Loans 90 or More Past Due	Total Past Due Loans	Current Loans	Total Loans
March 31, 2015
Commercial	$244	$5,838	$6,082	$691,367	$697,449
Commercial real estate, land and land development	86	—	86	1,857,320	1,857,406
Residential real estate	1,087	404	1,491	514,225	515,716
Single-family interim construction	—	—	—	148,202	148,202
Agricultural	—	—	—	37,650	37,650
Consumer	1,363	11	1,374	46,013	47,387
Other	—	—	—	139	139
	$2,780	$6,253	$9,033	$3,294,916	$3,303,949
December 31, 2014
Commercial	$6,006	$157	$6,163	$665,889	$672,052
Commercial real estate, land and land development	973	288	1,261	1,784,137	1,785,398
Residential real estate	1,258	554	1,812	512,213	514,025
Single-family interim construction	410	—	410	137,868	138,278
Agricultural	—	—	—	38,822	38,822
Consumer	1,899	8	1,907	50,360	52,267
Other	—	—	—	242	242
	$10,546	$1,007	$11,553	$3,189,531	$3,201,084
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

A summary of loans by credit quality indicator by class as of March 31, 2015 and December 31, 2014, is as follows:

	Pass	Pass/ Watch	OAEM	Substandard	Doubtful	Total
March 31, 2015
Commercial	$619,818	$57,847	$13,536	$6,248	$—	$697,449
Commercial real estate, construction, land and land development	1,832,284	8,626	5,962	10,534	—	1,857,406
Residential real estate	507,953	2,155	190	5,418	—	515,716
Single-family interim construction	148,202	—	—	—	—	148,202
Agricultural	37,595	55	—	—	—	37,650
Consumer	47,188	35	45	119	—	47,387
Other	139	—	—	—	—	139
	$3,193,179	$68,718	$19,733	$22,319	$—	$3,303,949
December 31, 2014
Commercial	$647,894	$16,919	$977	$6,262	$—	$672,052
Commercial real estate, construction, land and land development	1,759,533	8,667	6,008	11,190	—	1,785,398
Residential real estate	505,920	2,188	325	5,592	—	514,025
Single-family interim construction	138,278	—	—	—	—	138,278
Agricultural	38,422	57	—	343	—	38,822
Consumer	52,055	39	50	123	—	52,267
Other	242	—	—	—	—	242
	$3,142,344	$27,870	$7,360	$23,510	$—	$3,201,084
The Company has acquired certain loans which experienced credit deterioration since origination (purchased credit impaired (PCI) loans). Accretion on PCI loans is based on estimated future cash flows, regardless of contractual maturity. There are no PCI loans outstanding for acquisitions prior to 2012. No additional PCI loans were acquired during the three months ended March 31, 2015.
The following table summarizes the outstanding balance and related carrying amount of purchased credit impaired loans by acquired bank as of the respective acquisition date for the acquisitions occurring in 2014:

	Acquisition Date
	October 1, 2014	April 15, 2014	January 1, 2014
	Houston City Bancshares, Inc.	BOH Holdings, Inc.	Live Oak Financial Corp.
Outstanding balance	$12,021	$55,718	$3,583
Nonaccretable difference	(1,240)	(5,798)	(519)
Accretable yield	(561)	(2,579)	(182)
Carrying amount	$10,220	$47,341	$2,882

The carrying amount of all acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at March 31, 2015 and December 31, 2014, were as follows:

	March 31, 2015	December 31, 2014
Outstanding balance	$63,595	$69,371
Carrying amount	54,837	59,697
There was no allocation established in the allowance for loan losses relating to PCI loans at March 31, 2015 or December 31, 2014.

The changes in accretable yield during the three months ended March 31, 2015 in regard to loans transferred at acquisition for which it was probable that all contractually required payments would not be collected are presented in the table below. Activity in accretable yield for the three months ended March 31, 2014 was not material.

Three Months Ended March 31, 2015
Balance at January 1, 2015	$2,546
Additions	—
Accretion	(184)
Net transfers to/from nonaccretable	—
Balance at March 31, 2015	$2,362

Note 5. Commitments and Contingencies

Financial Instruments with Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of this instrument. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At March 31, 2015 and December 31, 2014, the approximate amounts of these financial instruments were as follows:

	March 31,	December 31,
	2015	2014
Commitments to extend credit	$566,165	$565,881
Standby letters of credit	7,110	8,571
	$573,275	$574,452
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
Letters of credit are written conditional commitments used by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan arrangements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table above. If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of March 31, 2015 and December 31, 2014, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

Litigation
The Company is involved in certain legal actions arising from normal business activities. Management believes that the outcome of such proceedings will not materially affect the financial position, results of operations or cash flows of the Company.

Lease Commitments
The Company leases certain branch facilities and other facilities. Rent expense related to these leases amounted to $483 and $198 for the three months ended March 31, 2015 and 2014, respectively.

Other
In March 2015, the Company entered into a purchase agreement totaling $8,800 to purchase a new aircraft for the Company. Through March 31, 2015, the Company has made payments totaling $2,000 with the remaining $6,800 due at time of delivery of the aircraft, which is scheduled for September 2015. The Company is currently in negotiations to sell its current aircraft.

Note 6. Repurchase Agreements and Other Borrowings

At March 31, 2015 and December 31, 2014, repurchase agreements totaled $5,783 and $4,012, respectively. Securities held in safekeeping totaling $5,784 are pledged as security on these repurchase agreement accounts.

Other borrowings, including those borrowings due to related parties totaled $72,105 and $72,730 at March 31, 2015 and December 31, 2014, respectively. Scheduled principal payments of $625 were made on January 15, 2015 for subordinated debentures issued to individuals.

Note 7. Income Taxes

Income tax expense for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015	2014
Income tax expense for the period	$4,536	$2,339
Effective tax rate	32.4%	32.8%

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

The following table represents assets reported on the consolidated balance sheets at their fair value on a recurring basis as of March 31, 2015 and December 31, 2014 by level within the ASC Topic 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2015
Measured on a recurring basis:
Assets:
Investment securities available for sale:
U.S. treasuries	$1,008	$—	$1,008	$—
Government agency securities	54,289	—	54,289	—
Obligations of state and municipal subdivisions	75,407	—	75,407	—
Corporate bonds	1,098	—	1,098	—
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC and FHR	66,347	—	66,347	—
December 31, 2014
Measured on a recurring basis:
Assets:
Investment securities available for sale:
U.S. treasuries	$1,006	$—	$1,006	$—
Government agency securities	58,023	—	58,023	—
Obligations of state and municipal subdivisions	76,899	—	76,899	—
Corporate bonds	1,081	—	1,081	—
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC and FHR	69,053	—	69,053	—
There were no transfers between level categorizations and no changes in valuation methodologies for the periods presented.
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

In accordance with ASC Topic 820, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at March 31, 2015 and December 31, 2014, for which a nonrecurring change in fair value has been recorded:

		Fair Value Measurements at Reporting Date Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Period Ended Total (Gains) Losses
March 31, 2015
Measured on a nonrecurring basis:
Assets:
Impaired loans	$4,203	$—	$—	$4,203	$709
Other real estate	—	—	—	—	$—

December 31, 2014
Measured on a nonrecurring basis:
Assets:
Impaired loans	$4,943	$—	$—	$4,943	$188
Other real estate	138	—	—	138	22
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
In addition, mortgage loans held for sale are required to be measured at the lower of cost or fair value. The fair value of mortgage loans held for sale is based upon binding quotes or bids from third party investors. As of March 31, 2015 and December 31, 2014, all mortgage loans held for sale were recorded at cost.

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

The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instruments were as follows at March 31, 2015 and December 31, 2014:

			Fair Value Measurements at Reporting Date Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2015
Financial assets:
Cash and cash equivalents	$358,798	$358,798	$358,798	$—	$—
Securities available for sale	198,149	198,149	—	198,149	—
Loans held for sale	7,034	7,034	—	7,034	—
Loans, net	3,283,021	3,302,768	—	3,296,646	6,122
FHLB of Dallas stock and other restricted stock	12,333	12,333	—	12,333	—
Accrued interest receivable	9,111	9,111	—	9,111	—
Financial liabilities:
Deposits	3,386,678	3,388,747	—	3,388,747	—
Accrued interest payable	1,823	1,823	—	1,823	—
FHLB advances	219,386	219,556	—	219,556	—
Repurchase agreements	5,783	5,783	—	5,783	—
Other borrowings	72,105	74,686	—	74,686	—
Junior subordinated debentures	18,147	18,137	—	18,137	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2014
Financial assets:
Cash and cash equivalents	$324,047	$324,047	$324,047	$—	$—
Securities available for sale	206,062	206,062	—	206,062	—
Loans held for sale	4,453	4,453	—	4,453	—
Loans, net	3,182,045	3,203,337	—	3,200,261	3,076
FHLB of Dallas stock and other restricted stock	12,321	12,321	—	12,321	—
Accrued interest receivable	9,655	9,655	—	9,655	—
Financial liabilities:
Deposits	3,249,598	3,252,114	—	3,252,114	—
Accrued interest payable	2,919	2,919	—	2,919	—
FHLB advances	229,405	228,607	—	228,607	—
Repurchase agreements	4,012	4,012	—	4,012	—
Other borrowings	72,730	75,164	—	75,164	—
Junior subordinated debentures	18,147	18,134	—	18,134	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

Note 9. Stock Awards and Stock Warrants
The Company grants common stock awards to certain employees of the Company. The common stock issued prior to 2013 vests five years from the date the award is granted and the related compensation expense is recognized over the vesting period. In connection with the initial public offering in April 2013, the Board of Directors adopted a new 2013 Equity Incentive Plan. Under this plan, the Compensation Committee may grant awards in the form of restricted stock, restricted stock rights, restricted stock units, qualified and nonqualified stock options, performance-based share awards and other equity-based awards. The Plan reserved 800,000 shares of common stock to be awarded by the Company’s compensation committee. The shares currently issued under the 2013 Plan are restricted and will vest evenly over the required employment period, generally ranging from three to five years. Shares granted under a previous plan prior to 2012 and those in and subsequent to 2013 under the 2013 Equity Incentive Plan were issued at the date of grant and receive dividends. Shares issued under a revised plan in 2012 are not outstanding shares of the Company until they vest and do not receive dividends.
The following table summarizes the activity in nonvested shares for the three months ended March 31, 2015 and 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2014	373,886	$41.58
Granted during the period	87,124	31.41
Vested during the period	(19,016)	32.98
Nonvested shares, March 31, 2015	441,994	$40.16

Nonvested shares, December 31, 2013	306,524	$22.75
Granted during the period	27,183	50.80
Vested during the period	(92,000)	17.92
Nonvested shares, March 31, 2014	241,707	$27.75
Compensation expense related to these awards is recorded based on the fair value of the award at the date of grant and totaled $1,097 and $390 for the three months ended March 31, 2015 and 2014, respectively. Compensation expense is recorded in salaries and employee benefits in the accompanying consolidated statements of income. At March 31, 2015, future compensation expense is estimated to be $13,650 and will be recognized over a remaining weighted average period of 3.33 years.
The fair value of common stock awards that vested during the three months ended March 31, 2015 and 2014 was $678 and $4,869, respectively. The Company has recorded $3 and $1,022 to additional paid in capital, which represents the excess tax benefit recognized on the vested shares for the three months ended March 31, 2015 and 2014, respectively.
At March 31, 2015, the future vesting schedule of the nonvested shares is as follows:

First year	110,675
Second year	127,348
Third year	111,307
Fourth year	58,564
Fifth year	34,100
Total nonvested shares	441,994
The Company has warrants outstanding representing the right to purchase 150,544 shares of Company stock at $17.19 per share to certain Company directors and shareholders. The warrants were issued in return for the shareholders' agreement to repurchase the subordinated debt outstanding to an unaffiliated bank in the event of Company default. The subordinated debt was paid off by the Company in 2013. The warrants expire in December 2018.

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

In July 2013, the Federal Reserve published final rules for the adoption of the Basel III regulatory capital framework (the "Basel III Capital Rules"). The Basel III Capital Rules, among other things, (i) introduce a new capital measure called "Common Equity Tier 1" ("CET1"), (ii) specify that Tier 1 capital consist of Common Equity Tier 1 and "Additional Tier 1 Capital" instruments meeting specified requirements, (iii) define Common Equity Tier 1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to Common Equity Tier 1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments as compared to existing regulations. The Basel III Capital Rules became effective for the Company on January 1, 2015 with certain transition provisions fully phased in on January 1, 2019.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, CET1 and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2015 and December 31, 2014, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2015 and December 31, 2014, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized," the Bank must maintain minimum total risk based, CET1, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The actual capital amounts and ratios of the Company and Bank as of March 31, 2015 and December 31, 2014, are presented in the following table:

	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2015
Total capital to risk weighted assets:
Consolidated	$412,795	11.88%	$277,924	8.00%	N/A	N/A
Bank	406,452	11.71	277,597	8.00	$346,996	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	323,305	9.31	208,443	6.00	N/A	N/A
Bank	386,225	11.13	208,198	6.00	277,597	8.00%
Common equity tier 1 to risk weighted assets
Consolidated	299,367	8.62	156,333	4.50	N/A	N/A
Bank	386,225	11.13	156,148	4.50	225,547	6.50%
Tier 1 capital to average assets:
Consolidated	323,305	7.78	166,160	4.00	N/A	N/A
Bank	386,225	9.93	155,549	4.00	194,436	5.00%

December 31, 2014
Total capital to risk weighted assets:
Consolidated	$402,326	12.59%	$255,633	8.00%	N/A	N/A
Bank	397,512	12.46	255,219	8.00	$319,024	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	314,136	9.83	127,817	4.00	N/A	N/A
Bank	378,960	11.88	127,609	4.00	191,414	6.00%
Tier 1 capital to average assets:
Consolidated	314,136	8.15	154,270	4.00	N/A	N/A
Bank	378,960	9.93	152,598	4.00	190,747	5.00%

Note 11. Business Combination

BOH Holdings

During the three months ended March 31, 2015, the Company made measurement-period adjustments to previously-reported acquisition accounting estimates for the April 15, 2014 acquisition of BOH Holdings. Additional termination accruals were identified that related to BOH accounts that existed prior to the acquisition and resulted in an increase of $182 to other liabilities and to goodwill.

Note 12. Subsequent Event

Declaration of Dividends

On May 1, 2015, the Company declared a quarterly cash dividend in the amount of $0.08 per share of common stock to the stockholders of record on May 15, 2015. The dividend will be paid on May 28, 2015.

Revised Capital Ratios

Subsequent to the Company’s issuance of its first quarter earnings release on April 27, 2015, the Company changed its calculation of risk weighted assets, which in turn affected the risk weighted capital ratios reported in the earnings release. After the issuance of the earnings release, the Company discovered that an incorrect credit conversion factor had been applied to certain unfunded commitments in calculating the amount of risk weighted assets. Due to this calculation error, risk weighted assets were overstated by approximately $112 million which resulted in the Company’s common equity tier 1 capital to risk weighted assets, tier 1 capital to risk weighted assets and total capital to risk-weighted assets ratios being understated in the earnings release by approximately 27, 29 and 37 basis points, respectively. The Company’s risk weighted capital ratios set forth in footnote 10 of the financial statements are based upon the corrected calculation and reflect an increase in the risk weighted capital ratios previously reported in the earnings release. The Company continues to be well capitalized under applicable regulations.

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

•
our actual cost savings resulting from the acquisitions of BOH Holdings, Houston City Bancshares and Live Oak Financial Corp. are less than expected, we are unable to realize those cost savings as soon as expected or we incur additional or unexpected costs;

•	our revenues after the BOH Holdings, Inc., Houston City Bancshares and Live Oak Financial Corp. acquisitions are less than expected;

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

Overview
This Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s financial condition and results of operation as reflected in the interim consolidated financial statements and accompanying notes appearing in this Quarterly Report on Form 10-Q. This section should be read in conjunction with the Company’s interim consolidated financial statements and accompanying notes included elsewhere in this report and with the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2014.

The Company was organized as a bank holding company in 2002. On January 1, 2009, the Company was merged with Independent Bank Group Central Texas, Inc., and, since that time, has pursued a strategy to create long-term shareholder value through organic growth of our community banking franchise in our market areas and through selective acquisitions of complementary banking institutions with operations in our market areas. On April 8, 2013, the Company consummated the initial public offering, or IPO, of its common stock which is traded on the NASDAQ Global Select Market.

The Company operates 40 full service banking locations, with 22 located in the Dallas/North Texas region, 7 located in the Austin/Central Texas region and 11 in the Houston region. The Company’s headquarters are located at 1600 Redbud, Suite 400, McKinney, Texas 75069, and its telephone number is (972) 562-9004. The Company’s website address is www.ibtx.com. Information contained on the Company’s website is not incorporated by reference into this Quarterly Report on Form 10-Q and is not part of this or any other report.
Our principal business is lending to and accepting deposits from businesses, professionals and individuals. We conduct all of our banking operations through Independent Bank, which is a Texas state banking corporation and our principal subsidiary (the Bank). We derive our income principally from interest earned on loans and, to a lesser extent, income from securities available for sale. We also derive income from non-interest sources, such as fees received in connection with various deposit services and mortgage brokerage operations. From time to time, we also realize gains on the sale of assets. Our principal expenses include interest expense on interest-bearing customer deposits, advances from the Federal Home Loan Bank of Dallas, or the FHLB, and other borrowings, operating expenses, such as salaries, employee benefits, occupancy costs, data processing and communication costs, expenses associated with other real estate owned, other administrative expenses, provisions for loan losses and our assessment for FDIC deposit insurance.

Certain Events Affect Year-over-Year Comparability
Acquisitions. During 2014, the Company completed three acquisitions. These acquisitions increased total assets, gross loans and deposits on the respective acquisition dates as detailed below.

	Acquisition Date	Total Assets	Gross Loans	Deposits
Live Oak Financial Corp.	January 1, 2014	131.0 million	71.3 million	105.0 million
BOH Holdings	April 15, 2014	1.2 billion	785.2 million	820.8 million
Houston Community Bancshares, Inc.	October 1, 2014	350.7 million	194.9 million	303.1 million
The comparability of the Company's results of operations for the three months ended March 31, 2015 and 2014 are affected by these acquisitions.

Discussion and Analysis of Results of Operations for the Three Months Ended March 31, 2015 and 2014

The following discussion and analysis of our results of operations compares our results of operations for the three months ended March 31, 2015 with the three months ended March 31, 2014. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results of operations that may be expected for all of the year ending December 31, 2015.
Results of Operations
For the three months ended March 31, 2015, net income available to common shareholders was $9.4 million ($0.55 per common share on a diluted basis) compared with $4.8 million ($0.38 per common share on a diluted basis) for the three months ended March 31, 2014. The Company posted annualized returns on average common equity of 7.31% and 7.90%, returns on average assets of 0.92% and 0.84% and efficiency ratios of 60.90% and 65.70% for the three months ended March 31, 2015 and 2014, respectively. The efficiency ratio is calculated by dividing total noninterest expense (which does not include the provision for loan losses) by net interest income plus noninterest income.
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
Net interest income was $36.1 million for the three months ended March 31, 2015, an increase of $13.9 million, or 63.0%, from $22.1 million at March 31, 2014. This increase is due primarily to a $1.4 billion increase, or 67.3%, in average interest earning assets to $3.6 billion for the three months ended March 31, 2015 compared to $2.2 billion for the three months ended March 31, 2014. The greatest part of the increases in interest-earning assets and interest-bearing deposits occurred as a result of the acquisitions the Company completed in April and October 2014 but was also due in part to organic loan and deposit growth. The net interest margin for the three months ended March 31, 2015 decreased 10 basis points to 4.07% compared to 4.17% for the three months ended March 31, 2014. The decrease from the prior year is due to interest expense on subordinated debt issued in July 2014 (10 basis point effect on net interest margin for the quarter) and a decrease in loan yields of 40 basis points from the prior year. The average yield on interest earning assets decreased 15 basis points from 4.74% to 4.59%. The effect of this decrease was partially offset by a decrease in the average rate paid on interest bearing liabilities of 3 basis points from 0.71% to 0.68%. This change was due to a decrease in the cost of deposits partially offset by the increase in other borrowings due to the new issuance of the subordinated debt.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis.  The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2015 and 2014. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances.

	For The Three Months Ended March 31,
	2015			2014
	Average Outstanding Balance	Interest	Yield/ Rate (3)	Average Outstanding Balance	Interest	Yield/ Rate (3)
(dollars in thousands)
Interest-earning assets:
Loans (1)	$3,254,038	$39,580	4.93%	$1,835,154	$24,123	5.33%
Taxable securities	134,015	609	1.84	174,880	699	1.62
Nontaxable securities	69,245	414	2.42	32,282	257	3.23
Federal funds sold and other	141,968	133	0.38	108,676	83	0.31
Total interest-earning assets	3,599,266	$40,736	4.59	2,150,992	$25,162	4.74
Noninterest-earning assets	554,741			179,940
Total assets	$4,154,007			$2,330,932
Interest-bearing liabilities:
Checking accounts	$1,267,242	$1,358	0.43	$814,583	$998	0.50
Savings accounts	143,754	65	0.18	122,038	88	0.29
Money market accounts	236,589	100	0.17	91,836	56	0.25
Certificates of deposit	818,773	1,186	0.59	487,408	765	0.64
Total deposits	2,466,358	2,709	0.45	1,515,865	1,907	0.51
FHLB advances	219,842	752	1.39	178,375	852	1.94
Notes payable, repurchase agreements and other borrowings	76,951	1,069	5.63	11,773	135	4.65
Junior subordinated debentures	18,147	128	2.86	18,147	133	2.97
Total interest-bearing liabilities	2,781,298	4,658	0.68	1,724,160	3,027	0.71
Noninterest-bearing checking accounts	819,330			350,136
Noninterest-bearing liabilities	8,542			10,229
Stockholders’ equity	544,837			246,407
Total liabilities and equity	$4,154,007			$2,330,932
Net interest income		$36,078			$22,135
Interest rate spread			3.91%			4.03%
Net interest margin (2)			4.07			4.17
Average interest earning assets to interest bearing liabilities			129.41			124.76

(1)	Average loan balances include nonaccrual loans.

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
The Company made a $1.7 million provision for loan losses for the three months ended March 31, 2015 compared to $1.3 million for the comparable period in 2014. The increase in the provision was primarily related to organic loan growth and the establishment of a $719 specific reserve on an impaired energy loan. The increase for the specific reserve was offset by less charge offs than in the prior year period. The Company was in a net recovery position of $5 thousand for the three months ended March, 31, 2015 compared to a net chargeoff position of $372 thousand for the three months ended March 31, 2014. The higher level of chargeoffs for 2014 primarily relate to three commercial loan chargeoffs totaling $345 thousand while there were no significant chargeoffs or recoveries for the 2015 period.
Noninterest Income
The following table sets forth the components of noninterest income for the three months ended March 31, 2015 and 2014 and the period-over-period variations in such categories of noninterest income:

	For the Three Months Ended March 31,		Variance
(dollars in thousands)	2015	2014	2015 v. 2014
Noninterest Income
Service charges on deposit accounts	$1,805	$1,211	$594
Mortgage fee income	1,300	730	570
Gain on sale of other real estate	130	39	91
Increase in cash surrender value of bank owned life insurance	270	149	121
All other noninterest income	461	205	256
Total noninterest income	$3,966	$2,334	$1,632
Total noninterest income increased $1.6 million, or 69.9% for the three months ended March 31, 2015, respectively compared to the same period in 2014. Significant changes in the components of noninterest income are discussed below.
Service charges on deposit accounts. Service charges on deposit accounts increased $594 thousand, or 49.1% for the three months ended March 31, 2015, respectively as compared to the same period in 2014. The increase in service charge income is due to an increase in deposit accounts due primarily to the three acquisitions closed in January, April and October 2014.
Mortgage fee income.  Mortgage fee income for the three months ended March 31, 2015 increased $570.0 thousand, or 78.1% compared to the same period in 2014. This increase is due to drop in mortgage rates during the quarter which prompted refinancing as well as increased volume of this product in our Austin and Houston branches.
Increase in cash surrender value of bank owned life insurance. Increase in earnings on bank owned life insurance increased $121 thousand, or 81.2% for the three months ended March 31, 2015 compared to the same period in 2014. The increase in earnings is due to insurance policies acquired in the BOH Holdings acquisition.
Other noninterest income. Other noninterest income for the three months ended March 31, 2015 increased $256 thousand, or 124.9% compared to the same period in 2014. The increase is primarily related to fees recognized by the wealth management group which was established in 2014 and minor increases in income due to the acquisitions completed in April and October 2014.

Noninterest Expense
Noninterest expense increased $8.3 million, or 51.7% for the three months ended March 31, 2015 as compared to the same period in 2014. The overall increase from 2014 to 2015 is primarily due to increases in salaries and benefits expenses, occupancy expenses and other noninterest expenses related to completed acquisitions in April and October 2014. The following table sets forth the components of the Company’s noninterest expense for the three months ended March 31, 2015 and 2014 and the period-over-period variations in such categories of noninterest expense:

	For the Three Months Ended March 31,		Variance
(dollars in thousands)	2015	2014	2015 v. 2014
Noninterest Expense
Salaries and employee benefits	$14,424	$9,134	$5,290
Occupancy	3,910	2,538	1,372
Data processing	688	496	192
FDIC assessment	519	304	215
Advertising and public relations	346	234	112
Communications	539	320	219
Other real estate owned expense, net	59	79	(20)
Net expenses of operations of IBG Adriatica	—	23	(23)
Core deposit intangible amortization	372	199	173
Professional fees	490	368	122
Acquisition expense, including legal	472	476	(4)
Other	2,567	1,905	662
Total noninterest expense	$24,386	$16,076	$8,310

Salaries and Employee Benefits.  Salaries and employee benefits expense, which historically has been the largest component of the Company’s noninterest expense, increased $5.3 million, or 57.9% for the three months ended March 31, 2015, compared to the same period in 2014. The increase was primarily attributable to an increase in the number of the Company’s full-time equivalent employees, which resulted from the two acquisitions the Company completed in April 2014 and October 2014 as well as the addition of new lending personnel in our growth markets. In addition, the expense related to amortization of stock awards has increased from $390 in the first quarter of 2014 to $1,097 in the first quarter of 2015 due to restricted stock granted to Bank of Houston and Houston Community bank executives in connection with employment agreements entered into in connection with the acquisitions as well as restricted stock granted to employees for annual bonuses in 2015.
Occupancy Expense.  Occupancy expense increased $1.4 million, or 54.1% for the three months ended March 31, 2015, compared to the same period in 2014. The increase for the period resulted from higher maintenance contract expense, building lease expenses and property taxes, attributable primarily to the acquisitions completed in April and October 2014. Six branches were added as a result of these acquisitions.
Data Processing. Data processing fees increased $192 thousand, or 38.7% for the three months ended March 31, 2015, compared to the same period in 2014. The change is due to increased online banking fees and other costs related directly to an increase in accounts over the same period prior year, related both to organic growth and growth through acquisitions.
FDIC Assessment. FDIC assessment expense increased $215 thousand, or 70.7% for the three months ended March 31, 2015, compared to the same period in 2014. The increase in both periods is due to a higher assessment associated with an increase in deposit accounts, both due to organic growth and growth through acquisitions.
Advertising and Public Relations. Advertising and public relations expense increased $112 thousand, or 47.9% for the three months ended March 31, 2015 as compared to the same period in 2014. The increase is due to the Company's entrance into the Houston market in 2014.
Communications. Communications expense increased $219 thousand, or 68.4% for the three months ended March 31, 2015 as compared to the same period in 2014. The change was due to increased telephone and data line expenses related to the acquisition activity in 2014 as the Company added six additional branches since the prior year.

Core Deposit Intangible Amortization. Amortization expense on core deposit intangibles increased $173 thousand for the three months ended March 31, 2015 over the same period in 2014. The increase is due primarily to core deposit intangibles acquired in the acquisitions occurring in 2014. Core deposit intangibles are being amortized on the straight line method over 10 years.
Professional Fees. Professional fees increased $122 thousand, or 33.2% for the three months ended March 31, 2015 over the same period in 2014. The increase is due to increased audit fees and consulting fees for energy lending and IT related projects.
Other.  Other expense increased by $662 thousand, or 34.8% for the three months ended March 31, 2015, compared to the same period in 2014. The majority of the increases relate to general increases in various operations expenses, including deposit-related expense due to acquisition activity occurring in April and October 2014.
Income Tax Expense
Income tax expense was $4.5 million and $2.3 million for the three months ended March 31, 2015 and 2014, respectively which is an effective tax rate of 32.4% and 32.8%, respectively.

Discussion and Analysis of Financial Condition
The following discussion and analysis of the Company’s financial condition discusses and analyzes the financial condition of the Company as of March 31, 2015 and December 31, 2014.
Assets
The Company’s total assets increased by $125.7 million, or 3.0%, to $4.3 billion as of March 31, 2015, from $4.1 billion at December 31, 2014.
Loan Portfolio
The following table presents the balance and associated percentage of each major category in our loan portfolio as of March 31, 2015 and December 31, 2014:

(dollars in thousands)	March 31, 2015		December 31, 2014
Commercial	$697,449	21.1%	$672,052	21.0%
Real estate:
Commercial	1,555,462	47.0	1,450,434	45.2
Commercial construction, land and land development	301,944	9.1	334,964	10.5
Residential (1)	522,750	15.8	518,478	16.2
Single family interim construction	148,202	4.5	138,278	4.3
Agricultural	37,650	1.1	38,822	1.2
Consumer	47,387	1.4	52,267	1.6
Other	139	—	242	—
	3,310,983	100.0%	3,205,537	100.0%
Deferred loan fees	(701)		(487)
Allowance for loan losses	(20,227)		(18,552)
Total loans, net	$3,290,055		$3,186,498

(1) Includes mortgage loans held for sale as of March 31, 2015 and December 31, 2014 of $7.0 million and $4.5 million, respectively.

Our loan portfolio is the largest category of our earning assets. As of March 31, 2015 and December 31, 2014, loans, net of allowance for loan losses, totaled $3.290 billion and $3.186 billion, respectively, which is an increase of 3.2% between the two dates.

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

(dollars in thousands)	March 31, 2015	December 31, 2014
Nonaccrual loans
Commercial	$5,873	$1,449
Real estate:
Commercial real estate, construction, land and land development	57	70
Residential real estate	631	2,117
Consumer	71	67
Total nonaccrual loans (1)	6,632	3,703
Loans delinquent 90 days or more and still accruing
Commercial	—	157
Real estate:
Residential real estate	—	288
Consumer	—	6
Total loans delinquent 90 days or more and still accruing	—	451
Troubled debt restructurings, not included in nonaccrual loans
Commercial	27	30
Real estate:
Commercial real estate, construction, land and land development	4,426	4,668
Residential real estate	2,571	1,254
Consumer	5	8
Total troubled debt restructurings, not included in nonaccrual loans	7,029	5,960
Total nonperforming loans	13,661	10,114
Other real estate owned (Bank only):
Commercial real estate, construction, land and land development	4,587	4,763
Total other real estate owned	4,587	4,763
Total nonperforming assets	$18,248	$14,877
Ratio of nonperforming loans to total loans	0.41%	0.32%
Ratio of nonperforming assets to total assets	0.43	0.36

(1)	Nonaccrual loans include troubled debt restructurings of $16 thousand and $1.3 million as of March 31, 2015 and December 31, 2014, respectively.

Nonaccrual loans increased to $6.6 million at March 31, 2015 from $3.7 million as of December 31, 2014. The increase in nonaccruals is primarily due to one energy loan totaling $4.3 million that was added to nonaccrual in the first quarter. This was offset by one residential real estate loan totaling $1.3 million that was removed from nonaccrual status due to continued payment performance. Troubled debt restructurings that were also on nonaccrual status totaled $16 thousand and $1.3 million at March 31, 2015 and December 31, 2014, respectively. The decrease in this trend was due to the same residential real estate loan discussed above that was removed from nonaccrual status during the three months ended March 31, 2015. However, this loan continues to be classified as a troubled debt restructuring, and accounts for the majority of the increase in troubled debt restructings not on nonaccrual status for the period from December 31, 2014 to March 31, 2015.

As of March 31, 2015, the Company had a total of 57 substandard loans with an aggregate principal balance of $11.9 million that were not currently nonaccrual loans, 90 days past due loans or troubled debt restructurings, but where the Company had information about possible credit problems of the borrowers that caused the Company’s management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that could result in those loans becoming nonaccrual loans, 90 days past due loans or troubled debt restructurings in the future.
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
Allowance for Loan Losses. The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The Company’s allowance for loan losses represents the Company’s estimate of probable and reasonably estimable loan losses inherent in loans held for investment as of the respective balance sheet date. The Company’s methodology for assessing the adequacy of the allowance for loan losses includes a general allowance for performing loans, which are grouped based on similar characteristics, and an allocated allowance for individual impaired loans. Actual credit losses or recoveries are charged or credited directly to the allowance. As of March 31, 2015, the allowance for loan losses amounted to $20.2 million, or 0.61% of total loans, compared with $18.6 million, or 0.58% of total loans as of December 31, 2014. The increase in this ratio is primarily due to a specific reserve being allocated to one energy loan during the first quarter 2015.
The allowance for loan losses to nonperforming loans has decreased from 183.43% at December 31, 2014 to 148.06% at March 31, 2015 due to an increase in nonperforming loans. Nonperforming loans have increased to $13.7 million at March 31, 2015 compared to $10.1 million at December 31, 2014 primarily due to the $4.3 million previously classified energy loan that was placed on nonaccrual status during the first quarter.

Securities Available for Sale
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit, interest rate and duration risk. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions.
The Company had no sales of securities during the three months ended March 31, 2015 and 2014. Securities represented 4.7% and 5.0% of the Company’s total assets at March 31, 2015 and December 31, 2014, respectively.
Management evaluates securities for other-than-temporary impairment (OTTI) on at least a quarterly basis and more frequently when economic of market conditions warrant such an evaluation. Management does not intend to sell any debt securities it holds and believes the Company more likely than not will not be required to sell any debt securities it holds before their anticipated recovery, at which time the Company will receive full value for the securities. Management has the ability and intent to hold the securities classified as available for sale that were in a loss position as of March 31, 2015 for a period of time sufficient for an entire recovery of the cost basis of the securities. For those securities that are impaired, the unrealized losses are largely due to interest rate changes. The fair value is expected to recover as the securities approach their maturity date. Management believes any impairment in the Company’s securities at March 31, 2015 is temporary and no impairment has been realized in the Company’s consolidated financial statements.

Capital Resources and Regulatory Capital Requirements

Total stockholder’s equity was $550.7 million at March 31, 2015 compared with $540.9 million at December 31, 2014, an increase of approximately $9.9 million. The increase was due primarily to stock awards amortization of $1.1 million, an increase of $898 thousand in unrealized gain (loss) on available for sale securities and net income of $9.5 million earned by the Company for the three months ended March 31, 2015, offset by dividends paid of $1.4 million and offering costs related to an acquired bank of $144 thousand.

Banking regulators measure capital adequacy by means of the risk-based capital ratio and leverage ratio.  As disclosed in the Company's Form 10-K, in July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Wall Street Reform and Consumer Protection Act changes. The rules revise minimum capital requirements and adjust prompt corrective action thresholds. The final rules revise the regulatory capital elements, add a new common equity Tier I capital ratio, increase the minimum Tier 1 capital ratio requirements and implement a new capital conservation buffer. The rules also permit certain banking organizations to retain, through a one-time election, the existing treatment for accumulated other comprehensive income. The Company has made the election to retain the existing treatment for accumulated other comprehensive income. The final rules took effect for the Company on January 1, 2015, subject to a transition period for certain parts of the rules.

The risk based capital rules provide for the weighting of assets and off-balance-sheet commitments and contingencies according to prescribed risk categories ranging from 0% to 400%.  Regulatory capital is then divided by risk weighted assets to determine the risk adjusted capital ratios.  The leverage ratio is computed by dividing shareholders’ equity less intangible assets by quarter-to-date average assets less intangible assets. The final rules also include changes for the calculation of risk weighted assets. The amount of risk weighted assets increased during first quarter 2015 due in part to an increase in the required risk weighting of unfunded commitments with terms of less than one year that previously were weighted at 0% and now range from 20% to 50%.

As of March 31, 2015, the Company exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	As of March 31, 2015
	Actual	Required to be considered well capitalized	Required to be considered adequately capitalized
	Ratio	Ratio	Ratio
Tier 1 capital to average assets ratio	7.78%	≥5.00%	4.00-5.00%
Common equity tier 1 capital to risk-weighted assets ratio	8.35	≥6.50	4.50-6.50
Tier 1 capital to risk-weighted assets ratio	9.02	≥8.00	6.00-8.00
Total capital to risk-weighted assets ratio	11.51	≥10.00	8.00-10.00

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
Liquidity risk management is an important element in the Company’s asset/liability management process. The Company’s short-term and long-term liquidity requirements are primarily to fund on-going operations, including payment of interest on deposits and debt, extensions of credit to borrowers, capital expenditures and shareholder dividends. These liquidity requirements are met primarily through cash flow from operations, redeployment of pre-paid and maturing balances in the Company’s loan and investment portfolios, debt financing and increases in customer deposits. The Company’s liquidity position is supported by management of liquid assets and liabilities and access to alternative sources of funds. Liquid assets include cash, interest-bearing deposits in banks, federal funds sold, securities available for sale and maturing or prepaying balances in the Company’s investment and loan portfolios. Liquid liabilities include core deposits, brokered deposits, federal funds purchased, securities sold under repurchase agreements and other borrowings. Other sources of liquidity include the sale of loans, the ability to acquire additional national market non core deposits, the issuance of additional collateralized borrowings such as FHLB advances, the issuance of debt securities, borrowings through the Federal Reserve’s discount window and the issuance of equity securities. For additional information regarding the Company’s operating, investing and financing cash flows, see the Consolidated Statements of Cash Flows provided in the Company’s consolidated financial statements.
In addition to the liquidity provided by the sources described above, Independent Bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of March 31, 2015 the Bank had established federal funds lines of credit with five unaffiliated banks totaling $125.0 million with no amounts advanced against those lines at that time. In addition, the Company had an unsecured line of credit totaling $35.0 million at an unaffiliated commercial bank. Based on the values of stock, securities, and loans pledged as collateral, as of March 31, 2015, the Company had additional borrowing capacity with the FHLB of $762.7 million.

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
In March 2015, as noted in footnote 5 of the consolidated financial statements, the Company entered into a purchase agreement totaling $8.8 million to purchase an aircraft for Company use. Other than that purchase agreement and normal changes in the ordinary course of business, there have been no significant changes in the types of contractual obligations or amounts due since December 31, 2014.
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
Independent Bank’s commitments to extend credit and outstanding standby letters of credit were $566.2 million and $7.1 million, respectively, as of March 31, 2015. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. The Company manages the Company’s liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that the Company will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.

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

Goodwill and Core Deposit Intangible. The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. Prior to 2012, the evaluation of goodwill impairment was a two-step test. Under current accounting standards, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two step impairment test is unnecessary. If the Company concludes otherwise, then it is required to perform the first step of the two step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. The Company performs its impairment test annually as of December 31. There have been no circumstances since December 31, 2014 that would indicate any impairment has occurred, therefore, management does not believe goodwill is impaired as of March 31, 2015.
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
Our interest rate risk model indicated that we were in a balanced to slightly asset sensitive position in terms of interest rate sensitivity as of March 31, 2015. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income based on the interest rate risk model as of March 31, 2015:

Hypothetical Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
200	(1.06)%
100	(0.82)%
(100)	(4.21)%
These are good faith estimates and assume that the composition of our interest sensitive assets and liabilities existing at each period-end and is based on future maturities and market pricing over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that we might undertake in response to changes in market interest rates. We believe these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities re-price in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, we anticipate that our future results will likely be different from the foregoing estimates, and such differences could be material.

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
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. LEGAL PROCEEDINGS
In the normal course of business, the Company and Independent Bank are named or threatened to be named as defendants in various lawsuits. Managements of the Company and Independent Bank, following consultation with legal counsel, do not expect the ultimate disposition of any or a combination of these matters to have a material adverse effect on the Company’s business, financial condition or results of operations.
Item 1A. RISK FACTORS

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10‑K for the year ended December 31, 2014, as well as the information contained in this Quarterly Report on Form 10-Q and our other reports and registrations statements filed with the SEC.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. MINE SAFETY DISCLOSURES

Not applicable

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

Exhibit 10.1	2015 Performance Award Plan, which is incorporated by reference to Annex A of the Company’s definitive Proxy Statement for its 2015 Annual Meeting of Shareholders, dated April 13, 2015.

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 101.INS *	XBRL Instance Document

Exhibit 101.SCH *	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith as an Exhibit.

**	Furnished herewith as an Exhibit.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Independent Bank Group, Inc.

Date: May 1, 2015	By: /s/ David R. Brooks

David R. Brooks
Chairman and Chief Executive Officer

Date: May 1, 2015	By: /s/ Michelle S. Hickox

Michelle S. Hickox
Executive Vice President
Chief Financial Officer