Form 10-Q
period 2015-06-30
Independent Bank Group, Inc.
filed 2015-07-31
CIK 1564618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2015.
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
Common Stock, Par Value $0.01 Per Share – 17,108,394 shares as of July 30, 2015.

INDEPENDENT BANK GROUP, INC. AND SUBSIDIARIES
Form 10-Q
June 30, 2015

***

Independent Bank Group, Inc. and Subsidiaries

Consolidated Balance Sheets
June 30, 2015 and December 31, 2014 (unaudited)
(Dollars in thousands, except share information)

	June 30,	December 31,
Assets	2015	2014

Cash and due from banks	$117,398	$153,158
Interest-bearing deposits in other banks	306,798	170,889
Cash and cash equivalents	424,196	324,047
Securities available for sale (amortized cost of $178,386 and $203,277, respectively)	180,465	206,062
Loans held for sale	7,237	4,453
Loans, net of allowance for loan losses of $21,764 and $18,552, respectively	3,352,846	3,182,045
Premises and equipment, net	88,118	88,902
Other real estate owned	2,958	4,763
Federal Home Loan Bank (FHLB) of Dallas stock and other restricted stock	11,941	12,321
Bank-owned life insurance (BOLI)	40,322	39,784
Deferred tax asset	2,482	2,235
Goodwill	229,818	229,457
Core deposit intangible, net	11,716	12,455
Other assets	23,628	26,115
Total assets	$4,375,727	$4,132,639

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$886,087	$818,022
Interest-bearing	2,581,397	2,431,576
Total deposits	3,467,484	3,249,598

FHLB advances	194,366	229,405
Repurchase agreements	5,374	4,012
Other borrowings	68,853	69,410
Other borrowings, related parties	2,911	3,320
Junior subordinated debentures	18,147	18,147
Other liabilities	59,145	17,896
Total liabilities	3,816,280	3,591,788
Commitments and contingencies
Stockholders’ equity:
Series A preferred stock (23,938.35 shares issued and outsanding)	23,938	23,938
Common stock (17,108,394 and 17,032,669 shares outstanding, respectively)	171	170
Additional paid-in capital	478,497	476,609
Retained earnings	54,896	37,731
Accumulated other comprehensive income	1,945	2,403
Total stockholders’ equity	559,447	540,851
Total liabilities and stockholders’ equity	$4,375,727	$4,132,639
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Income
Three and Six Months Ended June 30, 2015 and 2014 (unaudited)
(Dollars in thousands, except per share information)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Interest income:
Interest and fees on loans	$41,625	$33,881	$81,205	$58,004
Interest on taxable securities	551	777	1,160	1,476
Interest on nontaxable securities	449	367	863	624
Interest on federal funds sold and other	122	53	255	136
Total interest income	42,747	35,078	83,483	60,240
Interest expense:
Interest on deposits	3,018	2,437	5,727	4,344
Interest on FHLB advances	718	965	1,470	1,817
Interest on repurchase agreements and other borrowings	1,096	136	2,165	271
Interest on junior subordinated debentures	135	136	263	269
Total interest expense	4,967	3,674	9,625	6,701
Net interest income	37,780	31,404	73,858	53,539
Provision for loan losses	1,659	1,379	3,329	2,632
Net interest income after provision for loan losses	36,121	30,025	70,529	50,907
Noninterest income:
Service charges on deposit accounts	1,908	1,453	3,713	2,664
Mortgage fee income	1,429	967	2,729	1,697
Gain on sale of other real estate	49	—	179	39
Gain on sale of securities available for sale	90	—	90	—
Increase in cash surrender value of BOLI	268	260	538	409
Other	365	439	826	644
Total noninterest income	4,109	3,119	8,075	5,453
Noninterest expense:
Salaries and employee benefits	14,650	16,112	29,074	25,246
Occupancy	4,027	3,227	7,937	5,765
Data processing	666	452	1,354	948
FDIC assessment	493	516	1,012	820
Advertising and public relations	253	180	599	414
Communications	554	402	1,093	722
Net other real estate owned expenses (including taxes)	37	57	96	136
Operations of IBG Adriatica, net	—	—	—	23
Other real estate impairment	25	—	25	—
Core deposit intangible amortization	367	299	739	498
Professional fees	677	596	1,167	964
Acquisition expense, including legal	28	1,523	500	1,999
Other	2,678	1,979	5,245	3,884
Total noninterest expense	24,455	25,343	48,841	41,419

Income before taxes	15,775	7,801	29,763	14,941
Income tax expense	5,204	2,682	9,740	5,021
Net income	$10,571	$5,119	$20,023	$9,920
Basic earnings per share	$0.61	$0.32	$1.16	$0.70
Diluted earnings per share	$0.61	$0.32	$1.16	$0.69

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income
Three and Six Months Ended June 30, 2015 and 2014 (unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$10,571	$5,119	$20,023	$9,920
Other comprehensive income (loss) before tax:
Change in net unrealized gains (losses) on available for sale securities during the year	(2,087)	2,157	(706)	4,586
Reclassification adjustment for gain on sale of securities available for sale included in net income	(90)	—	(90)	—
Other comprehensive income (loss) before tax	(2,177)	2,157	(796)	4,586
Income tax expense (benefit)	(821)	755	(338)	1,605
Other comprehensive income (loss), net of tax	(1,356)	1,402	(458)	2,981
Comprehensive income	$9,215	$6,521	$19,565	$12,901

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2015 and 2014 (unaudited)
(Dollars in thousands, except for par value, share and per share information)

	Series A Preferred Stock $.01 Par Value 10 million shares authorized	Common Stock $.01 Par Value 100 million shares authorized		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance, December 31, 2014	$23,938	17,032,669	$170	$476,609	$37,731	$2,403	$540,851
Net income	—	—	—	—	20,023	—	20,023
Other comprehensive (loss), net of tax	—	—	—	—	—	(458)	(458)
Offering costs related to acquired bank	—	—	—	(144)	—	—	(144)
Restricted stock granted	—	87,124	1	(1)	—	—	—
Stock based compensation expense	—	—	—	2,099	—	—	2,099
Income tax deficiency on restricted stock vested	—	—	—	(66)	—	—	(66)
Preferred stock dividends	—	—	—	—	(120)	—	(120)
Cash dividends ($0.16 per share)	—	—	—	—	(2,738)	—	(2,738)
Balance, June 30, 2015	$23,938	17,108,394	$171	$478,497	$54,896	$1,945	$559,447

Balance, December 31, 2013	$—	12,330,158	$123	$222,116	$12,663	$(1,130)	$233,772
Net income	—	—	—	—	9,920	—	9,920
Other comprehensive income, net of tax	—	—	—	—	—	2,981	2,981
Series A preferred stock issued	23,938	—	—	—	—	—	23,938
Common stock issued for acquisition of bank	—	3,851,480	39	220,036	—	—	220,075
Restricted stock granted	—	189,069	2	(2)	—	—	—
Excess tax benefit on restricted stock vested	—	—	—	1,022	—	—	1,022
Stock based compensation expense	—	—	—	1,170	—	—	1,170
Preferred stock dividends	—	—	—	—	(49)	—	(49)
Cash dividends ($0.12 per share)	—	—	—	—	(1,738)	—	(1,738)
Balance, June 30, 2014	$23,938	16,370,707	$164	$444,342	$20,796	$1,851	$491,091

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Six Months Ended June 30, 2015 and 2014 (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$20,023	$9,920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,074	2,435
Amortization of core deposit intangibles	739	498
Amortization of premium on securities, net	772	942
Stock based compensation expense	2,099	1,170
FHLB stock dividends	(22)	(17)
Gain on sale of securities available for sale	(90)	—
Gain recognized on other real estate transactions	(179)	(39)
Impairment of other real estate	25	—
Deferred tax (benefit) expense	194	(7)
Provision for loan losses	3,329	2,632
Increase in cash surrender value of life insurance	(538)	(409)
Loans originated for sale	(113,721)	(63,946)
Proceeds from sale of loans	110,937	61,829
Net change in other assets	4,681	(1,018)
Net change in other liabilities	(12,252)	(5,679)
Net cash provided by operating activities	19,071	8,311
Cash flows from investing activities:
Proceeds from maturities, calls and pay downs of securities available for sale	171,680	48,967
Proceeds from sale of securities available for sale	12,128	—
Purchases of securities available for sale	(156,599)	(21,514)
Net purchases of FHLB stock	402	2,519
Net loans originated	(173,971)	(264,091)
Additions to premises and equipment	(4,290)	(1,577)
Proceeds from sale of premises and equipment	—	11
Proceeds from sale of other real estate owned	1,437	1,255
Capitalized additions to other real estate	(10)	(28)
Cash received from acquired banks	—	167,771
Cash paid in connection with acquisitions	—	(44,010)
Net cash used in investing activities	(149,223)	(110,697)
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	175,533	59,416
Net increase in time deposits	42,353	157,466
Net change in FHLB advances	(35,039)	(13,041)
Net change in repurchase agreements	1,362	199
Proceeds from short-term borrowing	50,000	—
Repayments of other borrowings	(966)	—
Offering costs paid in connection with acquired banks	(144)	(442)
Dividends paid	(2,798)	(1,738)
Net cash provided by financing activities	230,301	201,860
Net change in cash and cash equivalents	100,149	99,474
Cash and cash equivalents at beginning of year	324,047	93,054
Cash and cash equivalents at end of period	$424,196	$192,528

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
Basis of Presentation: The accompanying consolidated financial statements include the accounts of IBG, its wholly-owned subsidiaries, the Bank and IBG Adriatica Holdings, Inc. (Adriatica) and the Bank’s wholly-owned subsidiaries, IBG Real Estate Holdings, Inc. and IBG Aircraft Acquisition, Inc. Adriatica was formed in 2011 to acquire a mixed use residential and retail real estate development in McKinney, Texas. Adriatica became inactive during the first quarter of 2014. All material intercompany transactions and balances have been eliminated in consolidation. In addition, the Company wholly-owns IB Trust I (Trust I), IB Trust II (Trust II), IB Trust III (Trust III), IB Centex Trust I (Centex Trust I) and Community Group Statutory Trust I (CGI Trust I). The Trusts were formed to issue trust preferred securities and do not meet the criteria for consolidation.
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

	Three Months Ended September 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic earnings per share:
Net income	$10,571	$5,119	$20,023	$9,920
Less: Preferred stock dividends	(60)	(49)	(120)	(49)
Net income after preferred stock dividends	10,511	5,070	19,903	9,871
Less:
Undistributed earnings allocated to participating securities	183	80	362	140
Dividends paid on participating securities	27	18	58	29
Net income available to common shareholders	$10,301	$4,972	$19,483	$9,702
Weighted-average basic shares outstanding	16,769,194	15,483,257	16,740,881	13,951,830
Basic earnings per share	$0.61	$0.32	$1.16	$0.70
Diluted earnings per share:
Net income available to common shareholders	$10,301	$4,972	$19,483	$9,702
Total weighted-average basic shares outstanding	16,769,194	15,483,257	16,740,881	13,951,830
Add dilutive stock warrants	87,023	101,383	82,852	101,513
Total weighted-average diluted shares outstanding	16,856,217	15,584,640	16,823,733	14,053,343
Diluted earnings per share	$0.61	$0.32	$1.16	$0.69
Anti-dilutive participating securities	24,379	142,125	43,661	90,203

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

	Six Months Ended June 30,
	2015	2014
Cash transactions:
Interest expense paid	$9,805	$6,483
Income taxes paid	$12,900	$5,625
Noncash transactions:
Accrued preferred stock dividends	$60	$49
Transfers of loans to other real estate owned	$—	$120
Loans to facilitate the sale of other real estate owned	$159	$48
Securities purchased, not yet settled	$3,000	$1,746
Excess tax benefit (tax deficiency) on restricted stock vested	$(66)	$1,022
Transfer of bank premises to other real estate	$—	$391

The supplemental schedule of noncash investing activities from Company acquisition activity is as follows:

	Six Months Ended June 30,
	2015	2014
Assets acquired
Cash and cash equivalents	$—	$167,771
Securities available for sale	—	75,881
Loans	—	858,065
Premises and equipment	—	9,811
Other real estate owned	—	1,191
Goodwill	—	171,722
Core deposit intangibles	—	8,147
Other assets	—	27,624
Total assets	$—	$1,320,212
Liabilities assumed:
Deposits	$—	$925,712
Repurchase agreements	—	3,733
FHLB advances	—	95,000
Other liabilities	—	7,302
Total liabilities	$—	$1,031,747
Cash paid to shareholders of acquired banks	$—	$44,010
Series A preferred stock exchanged in connection with acquired bank	$—	$23,938
Fair value of common stock issued to shareholders of acquired banks	$—	$220,517

In addition, the following measurement-period adjustments were made during the period relating to Company acquisition activity:

	Six Months Ended June 30,
	2015	2014
Assets acquired:
Loans	$—	$(328)
Goodwill	361	749
Other real estate owned	(373)	—
Core deposit intangibles	—	(18)
Deferred tax asset	193	109
Other assets	—	10
Total assets	$181	$522
Liabilities assumed:
Deposits	$—	$505
Other liabilities	181	17
Total liabilities	$181	$522

Note 3. Securities Available for Sale
Securities available for sale have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at June 30, 2015 and December 31, 2014, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
June 30, 2015:
U.S. treasuries	$999	$7	$—	$1,006
Government agency securities	55,374	304	(136)	55,542
Obligations of state and municipal subdivisions	72,810	1,324	(764)	73,370
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC and FHR	49,203	1,344	—	50,547
	$178,386	$2,979	$(900)	$180,465
December 31, 2014:
U.S. treasuries	$999	$7	$—	$1,006
Government agency securities	58,174	199	(350)	58,023
Obligations of state and municipal subdivisions	75,599	1,837	(537)	76,899
Corporate bonds	1,068	13	—	1,081
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC and FHR	67,437	1,616	—	69,053
	$203,277	$3,672	$(887)	$206,062
At June 30, 2015, three securities totaling $3,000 were purchased but did not settle until after month-end. In addition, the Company purchased a $50,000 treasury bill, which is recorded in cash and cash equivalents on the accompanying balance sheet due to the short term maturity. The payable for these purchases is reflected in other liabilities in the accompanying balance sheet.
Securities with a carrying amount of approximately $154,054 and $174,741 at June 30, 2015 and December 31, 2014, respectively, were pledged to secure public fund deposits and repurchase agreements.

Proceeds from sale of securities available for sale and gross gains and gross losses for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Proceeds from sale	12,128	—	12,128	—
Gross gains	90	—	90	—
Gross losses	—	—	—	—
The amortized cost and estimated fair value of securities available for sale at June 30, 2015, by contractual maturity, are shown below. Maturities of pass-through certificates will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2015
	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$2,475	$2,476
Due from one year to five years	57,431	57,460
Due from five to ten years	32,263	32,505
Thereafter	37,014	37,477
	129,183	129,918
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC and FHR	49,203	50,547
	$178,386	$180,465

The number of securities, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2015 and December 31, 2014, are summarized as follows:

	Less Than 12 Months			Greater Than 12 Months			Total
Description of Securities	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Securities Available for Sale
June 30, 2015
Government agency securities	4	$6,286	$(12)	10	$17,875	$(124)	$24,161	$(136)
Obligations of state and municipal subdivisions	51	20,601	(227)	23	10,455	(537)	31,056	(764)
	55	$26,887	$(239)	33	$28,330	$(661)	$55,217	$(900)
December 31, 2014
Government agency securities	6	$6,396	$(24)	14	$22,671	$(326)	$29,067	$(350)
Obligations of state and municipal subdivisions	44	16,636	(197)	13	8,541	(340)	25,177	(537)
	50	$23,032	$(221)	27	$31,212	$(666)	$54,244	$(887)
Unrealized losses are generally due to changes in interest rates. The Company has the intent to hold these securities until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their cost basis. As such, the losses are deemed to be temporary.

Note 4. Loans, Net and Allowance for Loan Losses
Loans, net at June 30, 2015 and December 31, 2014, consisted of the following:

	June 30,	December 31,
	2015	2014
Commercial	$685,944	$672,052
Real estate:
Commercial	1,654,277	1,450,434
Commercial construction, land and land development	286,656	334,964
Residential	527,760	514,025
Single family interim construction	136,395	138,278
Agricultural	37,313	38,822
Consumer	47,031	52,267
Other	177	242
	3,375,553	3,201,084
Deferred loan fees	(943)	(487)
Allowance for loan losses	(21,764)	(18,552)
	$3,352,846	$3,182,045

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
Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. The Company’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. These cash flows, however, may not be as expected and the value of collateral securing the loans may fluctuate. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short term loans may be made on an unsecured basis. Additionally, our commercial loan portfolio includes loans made to customers in the energy industry, which is a complex, technical and cyclical industry. Experienced bankers with specialized energy lending experience originate our energy loans. Companies in this industry produce, extract, develop, exploit and explore for oil and natural gas. Loans are primarily collateralized with proven producing oil and gas reserves based on a technical evaluation of these reserves. At June 30, 2015 and December 31, 2014, there were approximately $226.6 million and $231.7 million of exploration and production (E&P) energy loans outstanding, respectively.
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
Most of the Company’s lending activity occurs within the State of Texas, primarily in the north, central and southeast Texas regions. A large percentage of the Company’s portfolio consists of commercial and residential real estate loans. As of June 30, 2015 and December 31, 2014, there were no concentrations of loans related to a single industry in excess of 10% of total loans.
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
The economy and other risk factors are minimized by the Company’s underwriting standards, which include the following principles: 1) financial strength of the borrower including strong earnings, high net worth, significant liquidity and acceptable debt to worth ratio, 2) managerial business competence, 3) ability to repay, 4) loan to value, 5) projected cash flow and 6) guarantor financial statements as applicable. The following is a summary of the activity in the allowance for loan losses by loan class for the three and six months ended June 30, 2015 and 2014:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
Three months ended June 30, 2015
Balance at the beginning of period	$6,078	$10,654	$2,194	$734	$238	$156	$—	$173	$20,227
Provision for loan losses	658	1,054	122	4	(4)	57	—	(232)	1,659
Charge-offs	(106)	—	—	—	—	(41)	—	—	(147)
Recoveries	2	12	2	—	—	9	—	—	25
Balance at end of period	$6,632	$11,720	$2,318	$738	$234	$181	$—	$(59)	$21,764

Six months ended June 30, 2015
Balance at the beginning of period	$5,051	$10,110	$2,205	$669	$246	$146	$—	$125	$18,552
Provision for loan losses	1,681	1,580	109	69	(12)	86	—	(184)	3,329
Charge-offs	(106)	—	—	—	—	(77)	—	—	(183)
Recoveries	6	30	4	—	—	26	—	—	66
Balance at end of period	$6,632	$11,720	$2,318	$738	$234	$181	$—	$(59)	$21,764

Three months ended June 30, 2014
Balance at the beginning of period	$2,620	$8,117	$2,278	$536	$244	$353	$—	$693	$14,841
Provision for loan losses	1,056	945	42	38	28	16	—	(746)	1,379
Charge-offs	(5)	—	(31)	—	—	(28)	—	—	(64)
Recoveries	5	38	2	10	—	8	—	—	63
Balance at end of period	$3,676	$9,100	$2,291	$584	$272	$349	$—	$(53)	$16,219

Six months ended June 30, 2014
Balance at the beginning of period	$2,401	$7,872	$2,440	$577	$238	$363	$—	$69	$13,960
Provision for loan losses	1,634	1,201	(121)	(4)	34	10	—	(122)	2,632
Charge-offs	(368)	(21)	(32)	—	—	(42)	—	—	(463)
Recoveries	9	48	4	11	—	18	—	—	90
Balance at end of period	$3,676	$9,100	$2,291	$584	$272	$349	$—	$(53)	$16,219

The following table details the amount of the allowance for loan losses and recorded investment in loans by class as of June 30, 2015 and December 31, 2014:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
June 30, 2015
Allowance for losses:
Individually evaluated for impairment	$1,629	$126	$10	$—	$—	$—	$—	$—	$1,765
Collectively evaluated for impairment	5,003	11,594	2,308	738	234	181	—	(59)	19,999
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance	$6,632	$11,720	$2,318	$738	$234	$181	$—	$(59)	$21,764

Loans:
Individually evaluated for impairment	$5,677	$6,291	$3,280	$—	$—	$82	$—	$—	$15,330
Collectively evaluated for impairment	677,232	1,889,844	522,808	136,395	37,313	46,924	177	—	3,310,693
Acquired with deteriorated credit quality	3,035	44,798	1,672	—	—	25	—	—	49,530
Ending balance	$685,944	$1,940,933	$527,760	$136,395	$37,313	$47,031	$177	$—	$3,375,553

December 31, 2014
Allowance for losses:
Individually evaluated for impairment	$339	$124	$8	$—	$—	$4	$—	$—	$475
Collectively evaluated for impairment	4,712	9,986	2,197	669	246	142	—	125	18,077
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance	$5,051	$10,110	$2,205	$669	$246	$146	$—	$125	$18,552

Loans:
Individually evaluated for impairment	$1,479	$6,768	$3,387	$—	$—	$75	$—	$—	$11,709
Collectively evaluated for impairment	666,830	1,724,514	508,833	138,278	38,822	52,159	242	—	3,129,678
Acquired with deteriorated credit quality	3,743	54,116	1,805	—	—	33	—	—	59,697
Ending balance	$672,052	$1,785,398	$514,025	$138,278	$38,822	$52,267	$242	$—	$3,201,084

Nonperforming loans by loan class at June 30, 2015 and December 31, 2014, are summarized as follows:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
June 30, 2015
Nonaccrual loans	$5,654	$150	$683	$—	$—	$78	$—	$6,565
Loans past due 90 days and still accruing	—	—	—	—	—	—	—	—
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	23	4,166	2,584	—	—	4	—	6,777
	$5,677	$4,316	$3,267	$—	$—	$82	$—	$13,342
December 31, 2014
Nonaccrual loans	$1,449	$70	$2,117	$—	$—	$67	$—	$3,703
Loans past due 90 days and still accruing	157	288	—	—	—	6	—	451
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	30	4,668	1,254	—	—	8	—	5,960
	$1,636	$5,026	$3,371	$—	$—	$81	$—	$10,114
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
Impaired loans are those loans where it is probable that all amounts due will not be collected according to contractual terms of the loan agreement. The Company has identified these loans through its normal loan review procedures. Impaired loans are measured based on 1) the present value of expected future cash flows discounted at the loans effective interest rate; 2) the loan's observable market price; or 3) the fair value of collateral if the loan is collateral dependent. Substantially all of the Company’s impaired loans are measured at the fair value of the collateral. In limited cases, the Company may use the other methods to determine the level of impairment of a loan if such loan is not collateral dependent.
All commercial, real estate, agricultural loans and troubled debt restructurings are considered for individual impairment analysis. Smaller balance consumer loans are collectively evaluated for impairment.

Impaired loans by loan class at June 30, 2015 and December 31, 2014, are summarized as follows:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
June 30, 2015
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$5,631	$1,536	$67	$—	$—	$—	$—	$7,234
Impaired loans with no allowance for loan losses	46	4,755	3,213	—	—	82	—	8,096
Total	$5,677	$6,291	$3,280	$—	$—	$82	$—	$15,330
Unpaid principal balance of impaired loans	$5,687	$6,792	$3,419	$—	$—	$121	$—	$16,019
Allowance for loan losses on impaired loans	$1,629	$126	$10	$—	$—	$—	$—	$1,765
December 31, 2014
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$1,475	$2,056	$13	$—	$—	$7	$—	$3,551
Impaired loans with no allowance for loan losses	4	4,712	3,374	—	—	68	—	8,158
Total	$1,479	$6,768	$3,387	$—	$—	$75	$—	$11,709
Unpaid principal balance of impaired loans	$1,482	$7,274	$3,605	$—	$—	$93	$—	$12,454
Allowance for loan losses on impaired loans	$339	$124	$8	$—	$—	$4	$—	$475
For the three months ended June 30, 2015
Average recorded investment in impaired loans	$5,788	$6,389	$3,248	$—	$—	$79	$—	$15,504
Interest income recognized on impaired loans	$22	$97	$63	$—	$—	$—	$—	$182
For the six months ended June 30, 2015
Average recorded investment in impaired loans	$4,352	$6,515	$3,294	$—	$—	$78	$—	$14,239
Interest income recognized on impaired loans	$43	$192	$93	$—	$—	$1	$—	$329
For the three months ended June 30, 2014
Average recorded investment in impaired loans	$197	$7,835	$3,210	$—	$—	$54	$—	$11,296
Interest income recognized on impaired loans	$2	$109	$49	$—	$—	$—	$—	$160
For the six months ended June 30, 2014
Average recorded investment in impaired loans	$298	$7,894	$3,200	$57	$—	$59	$—	$11,508
Interest income recognized on impaired loans	$5	$233	$78	$—	$—	$1	$—	$317
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

A “troubled debt restructured” loan is identified as impaired and measured for credit impairment as of each reporting period in accordance with the guidance in  Accounting Standards Codification (ASC) 310-10-35. The recorded investment in troubled debt restructurings, including those on nonaccrual, was $6,791 and $7,302 as of June 30, 2015 and December 31, 2014.
Following is a summary of loans modified under troubled debt restructurings during the three months ended June 30, 2015 and 2014:
.

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
Troubled debt restructurings during the three months ended June 30, 2015
Number of contracts	—	—	—	—	—	—	—	—
Pre-restructuring outstanding recorded investment	$—	$—	$—	$—	$—	$—	$—	$—
Post-restructuring outstanding recorded investment	$—	$—	$—	$—	$—	$—	$—	$—

Troubled debt restructurings during the six months ended June 30, 2015
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
At June 30, 2015 and 2014, there were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the three and six months ended June 30, 2015 and 2014, respectively. At June 30, 2015 and 2014, the Company had no commitments to lend additional funds to any borrowers with loans whose terms have been modified under troubled debt restructurings.
Modifications primarily relate to extending the amortization periods of the loans and interest rate concessions. The majority of these loans were identified as impaired prior to restructuring; therefore, the modifications did not materially impact the Company’s determination of the allowance for loan losses.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents information regarding the aging of past due loans by loan class as of June 30, 2015 and December 31, 2014:

	Loans 30-89 Days Past Due	Loans 90 or More Past Due	Total Past Due Loans	Current Loans	Total Loans
June 30, 2015
Commercial	$189	$5,628	$5,817	$680,127	$685,944
Commercial real estate, land and land development	1,098	—	1,098	1,939,835	1,940,933
Residential real estate	477	395	872	526,888	527,760
Single-family interim construction	—	—	—	136,395	136,395
Agricultural	—	—	—	37,313	37,313
Consumer	1,541	25	1,566	45,465	47,031
Other	—	—	—	177	177
	$3,305	$6,048	$9,353	$3,366,200	$3,375,553
December 31, 2014
Commercial	$6,006	$157	$6,163	$665,889	$672,052
Commercial real estate, land and land development	973	288	1,261	1,784,137	1,785,398
Residential real estate	1,258	554	1,812	512,213	514,025
Single-family interim construction	410	—	410	137,868	138,278
Agricultural	—	—	—	38,822	38,822
Consumer	1,899	8	1,907	50,360	52,267
Other	—	—	—	242	242
	$10,546	$1,007	$11,553	$3,189,531	$3,201,084
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

A summary of loans by credit quality indicator by class as of June 30, 2015 and December 31, 2014, is as follows:

	Pass	Pass/ Watch	OAEM	Substandard	Doubtful	Total
June 30, 2015
Commercial	$539,351	$91,716	$48,809	$6,068	$—	$685,944
Commercial real estate, construction, land and land development	1,918,918	5,637	5,894	10,484	—	1,940,933
Residential real estate	520,133	1,997	1,032	4,598	—	527,760
Single-family interim construction	136,395	—	—	—	—	136,395
Agricultural	37,258	55	—	—	—	37,313
Consumer	46,806	79	38	108	—	47,031
Other	177	—	—	—	—	177
	$3,199,038	$99,484	$55,773	$21,258	$—	$3,375,553
December 31, 2014
Commercial	$647,894	$16,919	$977	$6,262	$—	$672,052
Commercial real estate, construction, land and land development	1,759,533	8,667	6,008	11,190	—	1,785,398
Residential real estate	505,920	2,188	325	5,592	—	514,025
Single-family interim construction	138,278	—	—	—	—	138,278
Agricultural	38,422	57	—	343	—	38,822
Consumer	52,055	39	50	123	—	52,267
Other	242	—	—	—	—	242
	$3,142,344	$27,870	$7,360	$23,510	$—	$3,201,084
The Company has acquired certain loans which experienced credit deterioration since origination (purchased credit impaired (PCI) loans). Accretion on PCI loans is based on estimated future cash flows, regardless of contractual maturity. There are no PCI loans outstanding for acquisitions prior to 2012. No additional PCI loans were acquired during the six months ended June 30, 2015.
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

The carrying amount of all acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at June 30, 2015 and December 31, 2014, were as follows:

	June 30, 2015	December 31, 2014
Outstanding balance	$57,476	$69,371
Carrying amount	49,530	59,697
There was no allocation established in the allowance for loan losses relating to PCI loans at June 30, 2015 or December 31, 2014.

The changes in accretable yield during the six months ended June 30, 2015 in regard to loans transferred at acquisition for which it was probable that all contractually required payments would not be collected are presented in the table below. Activity in accretable yield for the six months ended June 30, 2014 was not material.

Balance at January 1, 2015	$2,546
Additions	—
Accretion	(460)
Transfers from nonaccretable	748
Balance at June 30, 2015	$2,834

Note 5. Commitments and Contingencies

Financial Instruments with Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of this instrument. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At June 30, 2015 and December 31, 2014, the approximate amounts of these financial instruments were as follows:

	June 30,	December 31,
	2015	2014
Commitments to extend credit	$657,881	$565,881
Standby letters of credit	6,471	8,571
	$664,352	$574,452
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
Letters of credit are written conditional commitments used by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan arrangements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table above. If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of June 30, 2015 and December 31, 2014, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

Litigation
The Company is involved in certain legal actions arising from normal business activities. Management believes that the outcome of such proceedings will not materially affect the financial position, results of operations or cash flows of the Company.

Independent Bank is a party to a legal proceeding inherited by Independent Bank in connection with its acquisition of BOH Holdings, Inc. and its subsidiary, Bank of Houston. Please see Part II, Item 1. for more details on this lawsuit.

Lease Commitments
The Company leases certain branch facilities and other facilities. Rent expense related to these leases amounted to $501 and $984 for the three and six months ended June 30, 2015, respectively, and $318 and $516 for the three and six months ended June 30, 2014, respectively.

Other
In March 2015, the Company entered into a purchase agreement totaling $8,800 to purchase a new aircraft for the Company. Through June 30, 2015, the Company has made payments totaling $2,000 with the remaining $6,800 due at time of delivery of the aircraft, which is scheduled for September 2015. The Company is currently in negotiations to sell its current aircraft.

Note 6. Repurchase Agreements and Other Borrowings

At June 30, 2015 and December 31, 2014, repurchase agreements totaled $5,374 and $4,012, respectively. Securities held in safekeeping totaling $6,544 are pledged as security on these repurchase agreement accounts.

Other borrowings, including those borrowings due to related parties totaled $71,764 and $72,730 at June 30, 2015 and December 31, 2014, respectively. Scheduled principal payments of $625 and $341 were made on January 15, 2015 and April 15, 2015, respectively, for subordinated debentures issued to individuals.

Note 7. Income Taxes

Income tax expense for the three and six months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income tax expense for the period	$5,204	$2,682	$9,740	$5,021
Effective tax rate	33.0%	34.4%	32.7%	33.6%

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

The following table represents assets reported on the consolidated balance sheets at their fair value on a recurring basis as of June 30, 2015 and December 31, 2014 by level within the ASC Topic 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2015
Measured on a recurring basis:
Assets:
Investment securities available for sale:
U.S. treasuries	$1,006	$—	$1,006	$—
Government agency securities	55,542	—	55,542	—
Obligations of state and municipal subdivisions	73,370	—	73,370	—
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC and FHR	50,547	—	50,547	—
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

In accordance with ASC Topic 820, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at June 30, 2015 and December 31, 2014, for which a nonrecurring change in fair value has been recorded:

		Fair Value Measurements at Reporting Date Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Period Ended Total Losses
June 30, 2015
Measured on a nonrecurring basis:
Assets:
Impaired loans	$3,339	$—	$—	$3,339	$1,291
Other real estate	209	—	—	209	$25

December 31, 2014
Measured on a nonrecurring basis:
Assets:
Impaired loans	$4,943	$—	$—	$4,943	$188
Other real estate	138	—	—	138	22
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
In addition, mortgage loans held for sale are required to be measured at the lower of cost or fair value. The fair value of mortgage loans held for sale is based upon binding quotes or bids from third party investors. As of June 30, 2015 and December 31, 2014, all mortgage loans held for sale were recorded at cost.

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

The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instruments were as follows at June 30, 2015 and December 31, 2014:

			Fair Value Measurements at Reporting Date Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2015
Financial assets:
Cash and cash equivalents	$424,196	$424,196	$424,196	$—	$—
Securities available for sale	180,465	180,465	—	180,465	—
Loans held for sale	7,237	7,237	—	7,237	—
Loans, net	3,352,846	3,367,536	—	3,362,067	5,469
FHLB of Dallas stock and other restricted stock	11,941	11,941	—	11,941	—
Accrued interest receivable	9,483	9,483	—	9,483	—
Financial liabilities:
Deposits	3,467,484	3,470,459	—	3,470,459	—
Accrued interest payable	2,739	2,739	—	2,739	—
FHLB advances	194,366	202,278	—	202,278	—
Repurchase agreements	5,374	5,374	—	5,374	—
Other borrowings	71,764	74,241	—	74,241	—
Junior subordinated debentures	18,147	18,120	—	18,120	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2014
Financial assets:
Cash and cash equivalents	$324,047	$324,047	$324,047	$—	$—
Securities available for sale	206,062	206,062	—	206,062	—
Loans held for sale	4,453	4,453	—	4,453	—
Loans, net	3,182,045	3,203,337	—	3,200,261	3,076
FHLB of Dallas stock and other restricted stock	12,321	12,321	—	12,321	—
Accrued interest receivable	9,655	9,655	—	9,655	—
Financial liabilities:
Deposits	3,249,598	3,252,114	—	3,252,114	—
Accrued interest payable	2,919	2,919	—	2,919	—
FHLB advances	229,405	228,607	—	228,607	—
Repurchase agreements	4,012	4,012	—	4,012	—
Other borrowings	72,730	75,164	—	75,164	—
Junior subordinated debentures	18,147	18,134	—	18,134	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

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
The following table summarizes the activity in nonvested shares for the six months ended June 30, 2015 and 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2014	373,886	$41.58
Granted during the period	87,124	31.41
Vested during the period	(79,642)	42.18
Forfeited during the period	(14,599)	28.82
Nonvested shares, June 30, 2015	366,769	$40.19

Nonvested shares, December 31, 2013	306,524	$22.75
Granted during the period	189,069	56.70
Vested during the period	(113,964)	19.93
Nonvested shares, June 30, 2014	381,629	$40.41
Compensation expense related to these awards is recorded based on the fair value of the award at the date of grant and totaled $1,002 and $2,099 for the three and six months ended June 30, 2015, respectively and $780 and $1,170 for the three and six months ended June 30, 2014, respectively. Compensation expense is recorded in salaries and employee benefits in the accompanying consolidated statements of income. At June 30, 2015, future compensation expense is estimated to be $12,559 and will be recognized over a remaining weighted average period of 3.56 years.
The fair value of common stock awards that vested during the six months ended June 30, 2015 and 2014 was $3,045 and $6,015, respectively. The Company has recorded $(66) and $1,022 to additional paid in capital, which represents the income tax deficiency and excess tax benefit, respectively, recognized on the vested shares for the six months ended June 30, 2015 and 2014, respectively.
At June 30, 2015, the future vesting schedule of the nonvested shares is as follows:

First year	106,359
Second year	131,752
Third year	92,058
Fourth year	34,600
Fifth year	2,000
Total nonvested shares	366,769
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, CET1 and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2015 and December 31, 2014, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2015 and December 31, 2014, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized," the Bank must maintain minimum total risk based, CET1, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The actual capital amounts and ratios of the Company and Bank as of June 30, 2015 and December 31, 2014, are presented in the following table:

	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2015
Total capital to risk weighted assets:
Consolidated	$428,491	12.05%	$284,542	8.00%	N/A	N/A
Bank	423,024	11.90	284,338	8.00	$355,423	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	337,669	9.49	213,407	6.00	N/A	N/A
Bank	401,260	11.29	213,254	6.00	284,338	8.00%
Common equity tier 1 to risk weighted assets
Consolidated	296,131	8.33	160,055	4.50	N/A	N/A
Bank	401,260	11.29	159,940	4.50	231,025	6.50%
Tier 1 capital to average assets:
Consolidated	337,669	8.40	160,876	4.00	N/A	N/A
Bank	401,260	9.99	160,727	4.00	200,909	5.00%

December 31, 2014
Total capital to risk weighted assets:
Consolidated	$402,326	12.59%	$255,633	8.00%	N/A	N/A
Bank	397,512	12.46	255,219	8.00	$319,024	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	314,136	9.83	127,817	4.00	N/A	N/A
Bank	378,960	11.88	127,609	4.00	191,414	6.00%
Tier 1 capital to average assets:
Consolidated	314,136	8.15	154,270	4.00	N/A	N/A
Bank	378,960	9.93	152,598	4.00	190,747	5.00%

Note 11. Business Combinations

BOH Holdings

During the six months ended June 30, 2015, the Company made measurement-period adjustments to previously-reported acquisition accounting estimates for the April 15, 2014 acquisition of BOH Holdings. Additional termination accruals were identified that related to BOH accounts that existed prior to the acquisition and resulted in increases of $118 to goodwill and $63 to deferred tax asset and a decrease of $181 to other liabilities. The measurement period for the BOH Holdings acquisition ended April 15, 2015.

Houston Community Bancshares

During the six months ended June 30, 2015, the Company made measurement-period adjustments to previously-reported acquisition accounting estimates for the October 1, 2014 acquisition of Houston Community Bancshares (HCB). The adjustments related to the disposition of two other real estate owned properties and the writedown of one other real estate owned property due to a restriction on the property which the Company became aware of that affected the marketability. The adjustment resulted in increases of $243 to goodwill and $130 to deferred tax asset and a decrease to other real estate owned of $373.

Note 12. Subsequent Events

Line of Credit Renewal

On July 22, 2015, the Company renewed its unsecured line of credit with two unrelated commercial banks and increased the line from $35 million to $50 million. The line bears interest at LIBOR plus 2.50% and matures on July 19, 2016.

Acquisition of Grand Bank

On July 23, 2015, the Company announced that it has entered into a definitive agreement to acquire Grand Bank in Dallas, Texas for an approximate $80.1 million purchase price to be paid with a combination of cash and stock. The transaction is subject to certain conditions, including the approval by Grand Bank’s shareholders and customary regulatory approvals and is expected to close during the fourth quarter of 2015.

Declaration of Dividends

On July 31, 2015, the Company declared a quarterly cash dividend in the amount of $0.08 per share of common stock to the stockholders of record on August 10, 2015. The dividend will be paid on August 20, 2015.

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

	Acquisition Date	Total Assets	Gross Loans	Deposits
Live Oak Financial Corp.	January 1, 2014	$131.0 million	$71.3 million	$105.0 million
BOH Holdings	April 15, 2014	1.2 billion	785.2 million	820.8 million
Houston Community Bancshares, Inc.	October 1, 2014	350.7 million	194.9 million	303.1 million
The comparability of the Company's results of operations for the three and six months ended June 30, 2015 and 2014 are affected by these acquisitions.

Discussion and Analysis of Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014

The following discussion and analysis of our results of operations compares our results of operations for the three and six months ended June 30, 2015 with the three and six months ended June 30, 2014. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results of operations that may be expected for all of the year ending December 31, 2015.
Results of Operations
For the three months ended June 30, 2015, net income available to common shareholders was $10.5 million ($0.61 per common share on a diluted basis) compared with $5.1 million ($0.32 per common share on a diluted basis) for the three months ended June 30, 2014. The Company posted annualized returns on average common equity of 7.91% and 4.68%, returns on average assets of 0.99% and 0.60% and efficiency ratios of 58.38% and 73.4% for the three months ended June 30, 2015 and 2014, respectively. The efficiency ratio is calculated by dividing total noninterest expense (which does not include the provision for loan losses) by net interest income plus noninterest income.
For the six months ended June 30, 2015, net income available to common shareholders was $19.9 million ($1.16 per common share on a diluted basis) compared with $9.9 million ($0.69 per common share on a diluted basis) for the six months ended June 30, 2014. The Company posted annualized returns on average common equity of 7.60% and 6.60%, returns on average assets of 0.96% and 0.82% and efficiency ratios of 59.61% and 70.21% for the six months ended June 30, 2015 and 2014, respectively.
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
Net interest income was $37.8 million for the three months ended June 30, 2015, an increase of $6.4 million, or 20.3%, from $31.4 million for the three months ended June 30, 2014. This increase is due primarily to a $739.5 million increase, or 25.0%, in average interest earning assets to $3.7 billion for the three months ended June 30, 2015 compared to $3.0 billion for the three months ended June 30, 2014. The greatest part of the increases in interest-earning assets and interest-bearing deposits occurred as a result of the acquisition the Company completed in October 2014 but was also due in part to organic loan and deposit growth. The net interest margin for the three months ended June 30, 2015 decreased 16 basis points to 4.10% compared to 4.26% for the three months ended June 30, 2014. The decrease from the prior year is due primarily to decreases in loan yields related to the extended low rate environment and the increase in the cost of liabilities primarily due to the $65 million subordinated debt offering completed in July 2014. The average yield on interest earning assets decreased 12 basis points from 4.76% for the three months ended June 30, 2014 to 4.64% for the three months ended June 30, 2015 primarily as a result of the competitive pricing on our loans in our markets over the entire year. The average yield on interest-earning liabilities increased five basis points to 0.69% for the three months ended June 30, 2015 compared to 0.64% for the three months ended June 30, 2014. This change was due to a decrease in the cost of deposits and average paid on FHLB advances partially offset by the increase in other borrowings due to the new issuance of the subordinated debt.
Net interest income was $73.9 million for the six months ended June 30, 2015, an increase of $20.3 million, or 38.0%, from $53.5 million for the six months ended June 30, 2014. This increase is due primarily to a $1.1 billion increase, or 42.9%, in average interest earning assets to $3.6 billion for the six months ended June 30, 2015 compared to $2.6 billion for the six months ended June 30, 2014. The greatest part of the increases in interest-earning assets and interest-bearing deposits occurred as a result of the acquisitions the Company completed in April and October 2014 but was also due in part to organic loan and deposit growth. The net interest margin for the six months ended June 30, 2015 decreased 15 basis points to 4.08% compared to 4.23% for the six months ended June 30, 2014. The decrease from the prior year is due to a decrease in loan yields of 26 basis points from the prior year and an increase in interest expense due to the subordinated debt issued in July 2014. The average yield on interest earning assets decreased 14 basis points from 4.76% to 4.62% while the average rate paid on interest bearing liabilities increased two basis points from 0.67% to 0.69%.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis.  The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and six months ended June 30, 2015 and 2014. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances.

	For The Three Months Ended June 30,
	2015			2014
	Average Outstanding Balance	Interest	Yield/ Rate (3)	Average Outstanding Balance	Interest	Yield/ Rate (3)
(dollars in thousands)
Interest-earning assets:
Loans (1)	$3,340,796	$41,625	5.00%	$2,646,446	$33,881	5.14%
Taxable securities	127,891	551	1.73	187,242	777	1.66
Nontaxable securities	68,166	449	2.64	64,307	367	2.29
Federal funds sold and other	158,626	122	0.31	57,936	53	0.37
Total interest-earning assets	3,695,479	$42,747	4.64	2,955,931	$35,078	4.76
Noninterest-earning assets	563,855			447,688
Total assets	$4,259,334			$3,403,619
Interest-bearing liabilities:
Checking accounts	$1,316,477	$1,432	0.44	$866,629	$1,051	0.49
Savings accounts	142,948	67	0.19	124,550	93	0.30
Money market accounts	255,235	179	0.28	326,844	267	0.33
Certificates of deposit	857,438	1,340	0.63	694,111	1,026	0.59
Total deposits	2,572,098	3,018	0.47	2,012,134	2,437	0.49
FHLB advances	203,989	718	1.41	259,003	965	1.49
Repurchase agreements and other borrowings	76,416	1,096	5.75	12,075	136	4.52
Junior subordinated debentures	18,147	135	2.98	18,147	136	3.01
Total interest-bearing liabilities	2,870,650	4,967	0.69	2,301,359	3,674	0.64
Noninterest-bearing checking accounts	825,075			621,111
Noninterest-bearing liabilities	6,956			22,443
Stockholders’ equity	556,653			458,706
Total liabilities and equity	$4,259,334			$3,403,619
Net interest income		$37,780			$31,404
Interest rate spread			3.95%			4.12%
Net interest margin (2)			4.10			4.26
Average interest earning assets to interest bearing liabilities			128.73			128.44

(1)	Average loan balances include nonaccrual loans.

(2)
Net interest margins for the periods presented represent: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.

(3)	Yield and rates for the three-month periods are annualized.

	For The Six Months Ended June 30,
	2015			2014
	Average Outstanding Balance	Interest	Yield/ Rate (3)	Average Outstanding Balance	Interest	Yield/ Rate (3)
(dollars in thousands)
Interest-earning assets:
Loans (1)	$3,297,657	$81,205	4.97%	$2,236,503	$58,004	5.23%
Taxable securities	130,937	1,160	1.79	185,936	1,476	1.60
Nontaxable securities	68,702	863	2.53	47,674	624	2.64
Federal funds sold and other	150,343	255	0.34	82,884	136	0.33
Total interest-earning assets	3,647,639	$83,483	4.62	2,552,997	$60,240	4.76
Noninterest-earning assets	549,604			307,677
Total assets	$4,197,243			$2,860,674
Interest-bearing liabilities:
Checking accounts	$1,291,995	$2,790	0.44	$840,913	$2,049	0.49
Savings accounts	143,349	132	0.19	123,428	181	0.30
Money market accounts	245,963	279	0.23	208,252	323	0.31
Certificates of deposit	838,212	2,526	0.61	589,328	1,791	0.61
Total deposits	2,519,519	5,727	0.46	1,761,921	4,344	0.50
FHLB advances	211,871	1,470	1.40	228,439	1,817	1.60
Repurchase agreements and other borrowings	76,683	2,165	5.69	10,526	271	5.19
Junior subordinated debentures	18,147	263	2.92	18,147	269	2.99
Total interest-bearing liabilities	2,826,220	9,625	0.69	2,019,033	6,701	0.67
Noninterest-bearing checking accounts	811,450			461,418
Noninterest-bearing liabilities	7,746			27,074
Stockholders’ equity	551,827			353,149
Total liabilities and equity	$4,197,243			$2,860,674
Net interest income		$73,858			$53,539
Interest rate spread			3.93%			4.09%
Net interest margin (2)			4.08			4.23
Average interest earning assets to interest bearing liabilities			129.06			126.45

(1)	Average loan balances include nonaccrual loans.

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
The Company made a $1.7 million provision for loan losses for the three months ended June 30, 2015 compared to $1.4 million for the comparable period in 2014. Provision expense for the six months ended June 30, 2015 was $3.3 million compared to $2.6 million for the same period in 2014. Provision expense is directly related to organic loan in the respective periods in addition to the establishment of a $1.3 million specific reserve on an impaired energy loan. Net chargeoffs were $122 thousand and $1 thousand for the three months ended June 30, 2015 and 2014, respectively. Net chargeoffs were $117 thousand and $373 thousand for the six months ended June 30, 2015 and 2014, respectively. The higher level of chargeoffs for 2014 primarily relate to three commercial loan chargeoffs totaling $345 thousand while there were no significant chargeoffs or recoveries for the 2015 periods.
Noninterest Income
The following table sets forth the components of noninterest income for the three and six months ended June 30, 2015 and 2014 and the period-over-period variations in such categories of noninterest income:

	For the Three Months Ended June 30,		Variance	For the Six Months Ended June 30,		Variance
(dollars in thousands)	2015	2014	2015 v. 2014	2015	2014	2015 v. 2014
Noninterest Income
Service charges on deposit accounts	$1,908	$1,453	$455	$3,713	$2,664	$1,049
Mortgage fee income	1,429	967	462	2,729	1,697	1,032
Gain on sale of other real estate	49	—	49	179	39	140
Gain on sale of securities available for sale	90	—	90	90	—	90
Increase in cash surrender value of bank owned life insurance	268	260	8	538	409	129
All other noninterest income	365	439	(74)	826	644	182
Total noninterest income	$4,109	$3,119	$990	$8,075	$5,453	$2,622
Total noninterest income increased $990 thousand, or 31.7% and $2.6 million, or 48.1% for the three and six months ended June 30, 2015, respectively compared to the same periods in 2014. Significant changes in the components of noninterest income are discussed below.
Service charges on deposit accounts. Service charges on deposit accounts increased $455 thousand, or 31.3% and $1.0 million, or 39.4% for the three and six months ended June 30, 2015, respectively as compared to the same periods in 2014. The increase in service charge income is due to an increase in deposit accounts due primarily to the acquisitions closed in April and October 2014.
Mortgage fee income.  Mortgage fee income for the three and six months ended June 30, 2015 increased $462.0 thousand, or 47.8% and $1.0 million, or 60.8% compared to the same periods in 2014. This increase is due to improved home purchase activity in our Austin and north Texas markets, as well as continued refinance activity due to borrowers anticipating an increase in rates.
Gain on sale of other real estate. The Company recognized a net gain of $49 thousand on the sale of four other real estate owned properties during the three months ended June 30, 2015. There were no sales during the same period in 2014. The Company recognized a gain on sale of other real estate owned of $179 thousand during the six months ended June 30, 2015 compared to $39 thousand during the same period in 2014. The increase was primarily due to more sales activity and improved marketability of properties during the six month period in 2015 compared to same period in 2014.

Increase in cash surrender value of bank owned life insurance. Earnings on bank owned life insurance increased $8 thousand, or 3.1% and $129 thousand, or 31.5% for the three and six months ended June 30, 2015 compared to the same periods in 2014. The increase in earnings is due to insurance policies acquired in the BOH Holdings acquisition in April 2015.
Other noninterest income. Other noninterest income for the three months ended June 30, 2015 decreased $74 thousand, or 16.9% compared to the same period in 2014 and increased $182 thousand, or 22.0% for the six months ended June 30, 2015 compared to the same period in 2014. The increase for the six month period is primarily due to minor increases in income due to the acquisitions completed in April and October 2014.

Noninterest Expense
Noninterest expense decreased $888 thousand, or 3.5% and increased $7,422, or 17.9% for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. Generally, increases in noninterest expense accounts are due to acquisition activity in 2014, but also in part due to organic growth. The following table sets forth the components of the Company’s noninterest expense for the three and six months ended June 30, 2015 and 2014 and the period-over-period variations in such categories of noninterest expense:

	For the Three Months Ended June 30,		Variance	For the Six Months Ended June 30,		Variance
(dollars in thousands)	2015	2014	2015 v. 2014	2015	2014	2015 v. 2014
Noninterest Expense
Salaries and employee benefits	$14,650	$16,112	$(1,462)	$29,074	$25,246	$3,828
Occupancy	4,027	3,227	800	7,937	5,765	2,172
Data processing	666	452	214	1,354	948	406
FDIC assessment	493	516	(23)	1,012	820	192
Advertising and public relations	253	180	73	599	414	185
Communications	554	402	152	1,093	722	371
Other real estate owned expense, net	37	57	(20)	96	136	(40)
Net expenses of operations of IBG Adriatica	—	—	—	—	23	(23)
Core deposit intangible amortization	367	299	68	739	498	241
Professional fees	677	596	81	1,167	964	203
Acquisition expense, including legal	28	1,523	(1,495)	500	1,999	(1,499)
Other	2,678	1,979	699	5,245	3,884	1,361
Total noninterest expense	$24,455	$25,343	$(888)	$48,841	$41,419	$7,422

Salaries and Employee Benefits.  Salaries and employee benefits expense, which historically has been the largest component of the Company’s noninterest expense, decreased $1.5 million, or 9.1% for the three months ended June 30, 2015, compared to the same period in 2014 and increased $3.8 million, or 15.2% for the six months ended June 30, 2015 as compared to the same period in 2014. The net decrease from the prior year was primarily attributable to non-recurring compensation of approximately$4.0 million paid out in second quarter 2014 relating to the acquisition of BOH Holdings, Inc. Excluding these non-recurring bonus payments, salaries and employee benefits expenses increased for the three and six months ended June 30, 2015 over the same periods in 2014 due to an increase in the number of the Company’s full-time equivalent employees resulting from the two acquisitions the Company completed in April 2014 and October 2014 as well as the addition of new lending personnel in our growth markets.
Occupancy Expense.  Occupancy expense increased $800 thousand, or 24.8%, and $2.2 million, or 37.7% for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The increase for both periods resulted from higher maintenance contract expense, building lease expenses and property taxes, attributable primarily to the acquisitions completed in April and October 2014. Ten branches were added as a result of these acquisitions.
Data Processing. Data processing fees increased $214 thousand, or 47.3%, and $406 thousand, or 42.8%, for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The increase in both periods is due to increased online banking fees and other costs related directly to an increase in accounts over the same period prior year, related both to organic growth and growth through acquisitions.

FDIC Assessment. FDIC assessment expense decreased $23 thousand, or 4.5% for the three months ended June 30, 2015, compared to the same period in 2014 and increased $192 thousand, or 23.4% for the six months ended June 30, 2015 over the same period in 2014. The increase in the six month period is due to a higher assessment associated with an increase in deposit accounts, both due to organic growth and growth through acquisitions.
Advertising and Public Relations. Advertising and public relations expense increased $73 thousand, or 40.6%, and $185 thousand, or 44.7% for the three and six months ended June 30, 2015, respectively as compared to the same periods in 2014. The increase in both periods is due to the Company's entrance into the Houston market in 2014.
Communications. Communications expense increased $152 thousand, or 37.8%, and $371 thousand, or 51.4% for the three months and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. The change was due to increased telephone and data line expenses related to the acquisition activity in 2014 as the Company added six branches in April 2014 and four branches in October 2014.
Core Deposit Intangible Amortization. Amortization expense on core deposit intangibles increased $68 thousand and $241 thousand for the three and six months ended June 30, 2015, respectively, over the same periods in 2014. The increase is due to core deposit intangibles acquired in the acquisitions occurring in 2014, $7.3 million in April 2014 and $2.5 million in October 2014. Core deposit intangibles are being amortized on the straight line method over 10 years.
Professional Fees. Professional fees increased $81 thousand, or 13.6%, and $203 thousand, or 21.1% for the three and six months ended June 30, 2015, respectively, over the same periods in 2014. The increase is due to increased audit fees and consulting fees for energy lending and IT related projects.
Acquisition Expenses. Acquisition expenses decreased $1.5 million for both the three and six month periods ending June 30, 2015 compared to the same periods in 2014. The decrease is directly related to the decrease in acquisition activity since 2014.
Other.  Other expense increased by $699 thousand, or 35.3%, and $1.4 million, or 35.0%, for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The majority of the increases relate to general increases in various operating expenses, including deposit and loan-related expenses, lockbox expenses and charitable contributions due to acquisition activity occurring in April and October 2014.
Income Tax Expense
Income tax expense was $5.2 million and $9.7 million for the the three and six months ended June 30, 2015, respectively, and $2.7 million and $5.0 million for the same periods in 2014. The effective tax rates were 33.0% and 2.7% for the three and six months ended June 30, 2015, respectively, compared to 34.4% and 33.6% for the same periods in 2014.

Discussion and Analysis of Financial Condition
The following discussion and analysis of the Company’s financial condition discusses and analyzes the financial condition of the Company as of June 30, 2015 and December 31, 2014.
Assets
The Company’s total assets increased by $243.1 million, or 5.9%, to $4.4 billion as of June 30, 2015, from $4.1 billion at December 31, 2014.
Loan Portfolio
The following table presents the balance and associated percentage of each major category in our loan portfolio as of June 30, 2015 and December 31, 2014:

(dollars in thousands)	June 30, 2015		December 31, 2014
Commercial	$685,944	20.3%	$672,052	21.0%
Real estate:
Commercial	1,654,277	48.9	1,450,434	45.2
Commercial construction, land and land development	286,656	8.5	334,964	10.5
Residential (1)	534,997	15.8	518,478	16.2
Single family interim construction	136,395	4.0	138,278	4.3
Agricultural	37,313	1.1	38,822	1.2
Consumer	47,031	1.4	52,267	1.6
Other	177	—	242	—
	3,382,790	100.0%	3,205,537	100.0%
Deferred loan fees	(943)		(487)
Allowance for loan losses	(21,764)		(18,552)
Total loans, net	$3,360,083		$3,186,498

(1) Includes mortgage loans held for sale as of June 30, 2015 and December 31, 2014 of $7.2 million and $4.5 million, respectively.

Our loan portfolio is the largest category of our earning assets. As of June 30, 2015 and December 31, 2014, loans, net of allowance for loan losses, totaled $3.360 billion and $3.186 billion, respectively, which is an increase of 5.4% between the two dates.

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

(dollars in thousands)	June 30, 2015	December 31, 2014
Nonaccrual loans
Commercial	$5,654	$1,449
Real estate:
Commercial real estate, construction, land and land development	150	70
Residential real estate	683	2,117
Consumer	78	67
Total nonaccrual loans (1)	6,565	3,703
Loans delinquent 90 days or more and still accruing
Commercial	—	157
Real estate:
Residential real estate	—	288
Consumer	—	6
Total loans delinquent 90 days or more and still accruing	—	451
Troubled debt restructurings, not included in nonaccrual loans
Commercial	23	30
Real estate:
Commercial real estate, construction, land and land development	4,166	4,668
Residential real estate	2,584	1,254
Consumer	4	8
Total troubled debt restructurings, not included in nonaccrual loans	6,777	5,960
Total nonperforming loans	13,342	10,114
Other real estate owned (Bank only):
Commercial real estate, construction, land and land development	2,958	4,763
Total other real estate owned	2,958	4,763
Total nonperforming assets	$16,300	$14,877
Ratio of nonperforming loans to total loans	0.40%	0.32%
Ratio of nonperforming assets to total assets	0.37	0.36

(1)	Nonaccrual loans include troubled debt restructurings of $14 thousand and $1.3 million as of June 30, 2015 and December 31, 2014, respectively.

Nonaccrual loans increased to $6.6 million at June 30, 2015 from $3.7 million as of December 31, 2014. The increase in nonaccruals is primarily due to one energy loan totaling $4.2 million that was added to nonaccrual in the first quarter. This was offset by one residential real estate loan totaling $1.3 million that was removed from nonaccrual status due to continued payment performance. Troubled debt restructurings that were also on nonaccrual status totaled $14 thousand and $1.3 million at June 30, 2015 and December 31, 2014, respectively. The decrease in this trend was due to the same residential real estate loan discussed above that was removed from nonaccrual status during the six months ended June 30, 2015. However, this loan continues to be classified as a troubled debt restructuring, and accounts for the majority of the net increase in troubled debt restructings not on nonaccrual status for the period from December 31, 2014 to June 30, 2015. That increase is offset by paydowns of $430 thousand on a real estate construction loan and smaller paydowns on other loans.

As of June 30, 2015, the Company had a total of 61 substandard loans with an aggregate principal balance of $11.8 million that were not currently nonaccrual loans, 90 days past due loans or troubled debt restructurings, but where the Company had information about possible credit problems of the borrowers that caused the Company’s management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that could result in those loans becoming nonaccrual loans, 90 days past due loans or troubled debt restructurings in the future.
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
Allowance for Loan Losses. The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The Company’s allowance for loan losses represents the Company’s estimate of probable and reasonably estimable loan losses inherent in loans held for investment as of the respective balance sheet date. The Company’s methodology for assessing the adequacy of the allowance for loan losses includes a general allowance for performing loans, which are grouped based on similar characteristics, and an allocated allowance for individual impaired loans. Actual credit losses or recoveries are charged or credited directly to the allowance. As of June 30, 2015, the allowance for loan losses amounted to $21.8 million, or 0.64% of total loans, compared with $18.6 million, or 0.58% of total loans as of December 31, 2014. The increase in this ratio is due to organic loan growth during this period in addition to a specific reserve totaling $1.3 million being allocated to one energy loan during the six months ended June 30, 2015.
The allowance for loan losses to nonperforming loans has decreased from 183.43% at December 31, 2014 to 163.12% at June 30, 2015 due to an increase in nonperforming loans. Nonperforming loans have increased to $13.3 million at June 30, 2015 compared to $10.1 million at December 31, 2014 primarily due to the $4.2 million previously classified energy loan that was placed on nonaccrual status during the six months ended June 30, 2015.

Securities Available for Sale
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit, interest rate and duration risk. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions.
During the three and six months ended June 30, 2015, the Company recognized a gain on sale of securities of $90 thousand. The Company had no sales of securities during the three and six months ended June 30, 2014. Securities represented 4.1 and 5.0% of the Company’s total assets at June 30, 2015 and December 31, 2014, respectively.
Management evaluates securities for other-than-temporary impairment (OTTI) on at least a quarterly basis and more frequently when economic of market conditions warrant such an evaluation. Management does not intend to sell any debt securities it holds and believes the Company more likely than not will not be required to sell any debt securities it holds before their anticipated recovery, at which time the Company will receive full value for the securities. Management has the ability and intent to hold the securities classified as available for sale that were in a loss position as of June 30, 2015 for a period of time sufficient for an entire recovery of the cost basis of the securities. For those securities that are impaired, the unrealized losses are largely due to interest rate changes. The fair value is expected to recover as the securities approach their maturity date. Management believes any impairment in the Company’s securities at June 30, 2015 is temporary and no impairment has been realized in the Company’s consolidated financial statements.

Capital Resources and Regulatory Capital Requirements

Total stockholder’s equity was $559.4 million at June 30, 2015 compared with $540.9 million at December 31, 2014, an increase of approximately $18.6 million. The increase was due primarily to net income of $20.0 million earned by the Company during the six months ended June 30, 2015, as well as stock awards amortization of $2.1 million and offset by dividends paid of $2.9 million, a decrease of $458 thousand in unrealized gain (loss) on available for sale securities and offering costs related to an acquired bank of $144 thousand.

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

As of June 30, 2015, the Company exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	As of June 30, 2015
	Actual	Required to be considered well capitalized	Required to be considered adequately capitalized
	Ratio	Ratio	Ratio
Tier 1 capital to average assets ratio	8.40%	≥5.00%	4.00-5.00%
Common equity tier 1 capital to risk-weighted assets ratio	8.33	≥6.50	4.50-6.50
Tier 1 capital to risk-weighted assets ratio	9.49	≥8.00	6.00-8.00
Total capital to risk-weighted assets ratio	12.05	≥10.00	8.00-10.00
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
In addition to the liquidity provided by the sources described above, Independent Bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of June 30, 2015 the Bank had established federal funds lines of credit with five unaffiliated banks totaling $125.0 million with no amounts advanced against those lines at that time. In addition, the Company has an unsecured line of credit totaling $50.0 million at an unaffiliated commercial bank. Based on the values of stock, securities, and loans pledged as collateral, as of June 30, 2015, the Company had additional borrowing capacity with the FHLB of $837.6 million.

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
Independent Bank’s commitments to extend credit and outstanding standby letters of credit were $657.9 million and $6.5 million, respectively, as of June 30, 2015. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. The Company manages the Company’s liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that the Company will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.

Pending Acquisition. On July 23, 2015, the Company announced the planned acquisition of Grand Bank in Dallas, Texas for an estimated purchase price of $80.1 million to be paid with a combination of cash and stock. Grand Bank currently has two branches in Dallas, Texas and total assets of $609 million as June 30, 2015.
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
Goodwill and Core Deposit Intangible. The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. Prior to 2012, the evaluation of goodwill impairment was a two-step test. Under current accounting standards, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two step impairment test is unnecessary. If the Company concludes otherwise, then it is required to perform the first step of the two step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. The Company performs its impairment test annually as of December 31. There have been no circumstances since December 31, 2014 that would indicate any impairment has occurred, therefore, management does not believe goodwill is impaired as of June 30, 2015.
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
Our interest rate risk model indicated that we were in a balanced to slightly asset sensitive position in terms of interest rate sensitivity as of June 30, 2015. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income based on the interest rate risk model as of June 30, 2015:

Hypothetical Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
200	0.29%
100	(0.10)%
(100)	(4.56)%
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
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. LEGAL PROCEEDINGS
In the normal course of business, the Company and Independent Bank are named as defendants in various lawsuits. Management of the Company and Independent Bank, following consultation with legal counsel, do not expect the ultimate disposition of any, or a combination, of these matters to have a material adverse effect on the business of the Company or Independent Bank. A legal proceeding that the Company believes could become material is described below.

Independent Bank is a party to a legal proceeding inherited by Independent Bank in connection with its acquisition of BOH Holdings, Inc. and its subsidiary, Bank of Houston, or BOH, that was completed on April 15, 2014. Several entities related to R. A. Stanford, or the Stanford Entities, including Stanford International Bank, Ltd., or SIBL, had deposit accounts at BOH. Certain individuals who had purchased certificates of deposit from SIBL filed a class action lawsuit against several banks, including BOH, on November 11, 2009 in the U.S. District Court Northern District of Texas, Dallas Division, alleging, among other things, that the plaintiffs were victims of fraud by SIBL and other Stanford Entities and seeking to recover damages and alleged fraudulent transfers by the defendant banks.

On May 1, 2015, the plaintiffs filed a motion requesting permission to file a Second Amended Class Action Complaint in this case, which motion was subsequently granted. The Second Amended Class Action Complaint asserts previously unasserted claims, including aiding and abetting or participation in a fraudulent scheme based upon the large amount of deposits that the Stanford Entities held at BOH and the alleged knowledge of certain BOH officers. Given the new allegations, Independent Bank notified its insurance carrier of the claim and the Company intends to pursue insurance coverage for these new claims.

Independent Bank believes that the new claims are without merit and is vigorously defending this lawsuit. This is complex litigation involving a number of procedural matters and issues. As such, Independent Bank is unable to predict when this matter may be resolved and, given the uncertainty of litigation, the ultimate outcome of, or potential costs or damages arising from, this case.

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

Exhibit 3.7	Certificate of Merger, dated September 30, 2014, of Houston City Bancshares, Inc. with and into Independent Bank Group, Inc. *

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

Independent Bank Group, Inc.

Date: July 31, 2015	By: /s/ David R. Brooks

David R. Brooks
Chairman and Chief Executive Officer

Date: July 31, 2015	By: /s/ Michelle S. Hickox

Michelle S. Hickox
Executive Vice President
Chief Financial Officer