Form 10-Q
period 2015-09-30
Independent Bank Group, Inc.
filed 2015-10-30
CIK 1564618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2015.
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
Common Stock, Par Value $0.01 Per Share – 17,107,444 shares as of October 29, 2015.

INDEPENDENT BANK GROUP, INC. AND SUBSIDIARIES
Form 10-Q
September 30, 2015

***

Independent Bank Group, Inc. and Subsidiaries

Consolidated Balance Sheets
September 30, 2015 and December 31, 2014 (unaudited)
(Dollars in thousands, except share information)

	September 30,	December 31,
Assets	2015	2014

Cash and due from banks	$126,991	$153,158
Interest-bearing deposits in other banks	226,959	170,889
Cash and cash equivalents	353,950	324,047
Securities available for sale (amortized cost of $196,695 and $203,277, respectively)	200,188	206,062
Loans held for sale	6,218	4,453
Loans, net of allowance for loan losses of $25,088 and $18,552, respectively	3,503,081	3,182,045
Premises and equipment, net	91,154	88,902
Other real estate owned	2,323	4,763
Federal Home Loan Bank (FHLB) of Dallas stock and other restricted stock	13,187	12,321
Bank-owned life insurance (BOLI)	40,590	39,784
Deferred tax asset	5,863	2,235
Goodwill	229,818	229,457
Core deposit intangible, net	11,353	12,455
Other assets	20,614	26,115
Total assets	$4,478,339	$4,132,639

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$884,272	$818,022
Interest-bearing	2,649,768	2,431,576
Total deposits	3,534,040	3,249,598

FHLB advances	263,346	229,405
Repurchase agreements	—	4,012
Other borrowings	68,548	69,410
Other borrowings, related parties	2,591	3,320
Junior subordinated debentures	18,147	18,147
Other liabilities	23,410	17,896
Total liabilities	3,910,082	3,591,788
Commitments and contingencies
Stockholders’ equity:
Series A preferred stock (23,938.35 shares issued and outstanding)	23,938	23,938
Common stock (17,111,394 and 17,032,669 shares outstanding, respectively)	171	170
Additional paid-in capital	479,615	476,609
Retained earnings	61,670	37,731
Accumulated other comprehensive income	2,863	2,403
Total stockholders’ equity	568,257	540,851
Total liabilities and stockholders’ equity	$4,478,339	$4,132,639
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Income
Three and Nine Months Ended September 30, 2015 and 2014 (unaudited)
(Dollars in thousands, except per share information)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Interest income:
Interest and fees on loans	$42,145	$35,633	$123,350	$93,637
Interest on taxable securities	393	711	1,553	2,187
Interest on nontaxable securities	461	404	1,324	1,028
Interest on interest-bearing deposits and other	131	192	386	328
Total interest income	43,130	36,940	126,613	97,180
Interest expense:
Interest on deposits	3,067	2,530	8,794	6,874
Interest on FHLB advances	773	975	2,243	2,792
Interest on repurchase agreements and other borrowings	1,064	871	3,229	1,142
Interest on junior subordinated debentures	137	133	400	402
Total interest expense	5,041	4,509	14,666	11,210
Net interest income	38,089	32,431	111,947	85,970
Provision for loan losses	3,932	976	7,261	3,608
Net interest income after provision for loan losses	34,157	31,455	104,686	82,362
Noninterest income:
Service charges on deposit accounts	2,165	1,541	5,878	4,205
Mortgage fee income	1,353	1,080	4,082	2,777
Gain on sale of loans	116	1,078	116	1,078
Gain on sale of other real estate	41	20	220	59
Gain on sale of securities available for sale	—	—	90	—
Loss on sale of premises and equipment	(374)	(22)	(374)	(22)
Increase in cash surrender value of BOLI	268	281	806	690
Other	230	232	1,056	876
Total noninterest income	3,799	4,210	11,874	9,663
Noninterest expense:
Salaries and employee benefits	14,918	12,551	43,992	37,797
Occupancy	4,117	3,435	12,054	9,200
Data processing	786	472	2,140	1,420
FDIC assessment	541	426	1,553	1,246
Advertising and public relations	313	204	912	618
Communications	550	498	1,643	1,220
Net other real estate owned expenses (including taxes)	88	122	184	258
Operations of IBG Adriatica, net	—	—	—	23
Other real estate impairment	10	22	35	22
Core deposit intangible amortization	363	361	1,102	859
Professional fees	841	828	2,008	1,792
Acquisition expense, including legal	293	629	793	2,628
Other	3,010	2,614	8,255	6,498
Total noninterest expense	25,830	22,162	74,671	63,581

Income before taxes	12,126	13,503	41,889	28,444
Income tax expense	3,924	4,543	13,664	9,564
Net income	$8,202	$8,960	$28,225	$18,880
Basic earnings per share	$0.48	$0.54	$1.64	$1.26
Diluted earnings per share	$0.47	$0.54	$1.63	$1.25

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income
Three and Nine Months Ended September 30, 2015 and 2014 (unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$8,202	$8,960	$28,225	$18,880
Other comprehensive income before tax:
Change in net unrealized gains on available for sale securities during the year	1,414	408	798	4,994
Reclassification adjustment for gain on sale of securities available for sale included in net income	—	—	(90)	—
Other comprehensive income before tax	1,414	408	708	4,994
Income tax expense	496	143	248	1,748
Other comprehensive income, net of tax	918	265	460	3,246
Comprehensive income	$9,120	$9,225	$28,685	$22,126

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2015 and 2014 (unaudited)
(Dollars in thousands, except for par value, share and per share information)

	Series A Preferred Stock $.01 Par Value 10 million shares authorized	Common Stock $.01 Par Value 100 million shares authorized		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance, December 31, 2014	$23,938	17,032,669	$170	$476,609	$37,731	$2,403	$540,851
Net income	—	—	—	—	28,225	—	28,225
Other comprehensive income, net of tax	—	—	—	—	—	460	460
Offering costs related to acquired bank	—	—	—	(144)	—	—	(144)
Restricted stock forfeited	—	(11,399)	—	—	—	—	—
Restricted stock granted	—	90,124	1	(1)	—	—	—
Stock based compensation expense	—	—	—	3,214	—	—	3,214
Income tax deficiency on restricted stock vested	—	—	—	(63)	—	—	(63)
Preferred stock dividends	—	—	—	—	(180)	—	(180)
Cash dividends ($0.24 per share)	—	—	—	—	(4,106)	—	(4,106)
Balance, September 30, 2015	$23,938	17,111,394	$171	$479,615	$61,670	$2,863	$568,257

Balance, December 31, 2013	$—	12,330,158	$123	$222,116	$12,663	$(1,130)	$233,772
Net income	—	—	—	—	18,880	—	18,880
Other comprehensive income, net of tax	—	—	—	—	—	3,246	3,246
Series A preferred stock issued	23,938	—	—	—	—	—	23,938
Common stock issued for acquisition of bank, net of offering costs of $550	—	3,851,480	39	219,928	—	—	219,967
Restricted stock forfeited	—	(394)	—	—	—	—	—
Restricted stock granted	—	189,069	2	(2)	—	—	—
Excess tax benefit on restricted stock vested	—	—	—	1,326	—	—	1,326
Stock based compensation expense	—	—	—	2,011	—	—	2,011
Preferred stock dividends	—	—	—	—	(109)	—	(109)
Cash dividends ($0.18 per share)	—	—	—	—	(2,720)	—	(2,720)
Balance, September 30, 2014	$23,938	16,370,313	$164	$445,379	$28,714	$2,116	$500,311

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2015 and 2014 (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$28,225	$18,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	4,646	3,787
Amortization of core deposit intangibles	1,102	859
Amortization of premium on securities, net	1,160	1,506
Stock based compensation expense	3,214	2,011
FHLB stock dividends	(32)	(33)
Gain on sale of securities available for sale	(90)	—
Net loss on sale of premises and equipment	374	22
Gain on sale of loans	(116)	(1,078)
Gain recognized on other real estate transactions	(220)	(59)
Impairment of other real estate	35	22
Deferred tax (benefit) expense	(2,992)	128
Provision for loan losses	7,261	3,608
Increase in cash surrender value of life insurance	(806)	(690)
Loans originated for sale	(166,506)	(103,165)
Proceeds from sale of loans	164,741	104,737
Net change in other assets	1,818	(4,981)
Net change in other liabilities	(4,678)	(1,587)
Net cash provided by operating activities	37,136	23,967
Cash flows from investing activities:
Proceeds from maturities, calls and pay downs of securities available for sale	528,863	67,927
Proceeds from sale of securities available for sale	12,128	—
Purchases of securities available for sale	(522,599)	(28,364)
Proceeds from sale of loans	8,765	12,147
Net (purchases) redemptions of FHLB stock	(834)	625
Net loans originated	(337,008)	(324,030)
Additions to premises and equipment	(11,500)	(3,423)
Proceeds from sale of premises and equipment	4,228	13
Proceeds from sale of other real estate owned	2,324	1,923
Capitalized additions to other real estate owned	(10)	(28)
Cash received from acquired banks	—	167,771
Cash paid in connection with acquisitions	—	(44,010)
Net cash used in investing activities	(315,643)	(149,449)
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	191,392	85,935
Net increase in time deposits	89,038	91,139
Proceeds from FHLB advances	230,000	384,000
Repayments of FHLB advances	(196,059)	(342,060)
Net change in repurchase agreements	—	1,502
Repayments of other borrowings	(1,591)	—
Proceeds from other borrowings	—	65,000
Offering costs paid in connection with acquired banks	(144)	(550)
Dividends paid	(4,226)	(2,769)
Net cash provided by financing activities	308,410	282,197
Net change in cash and cash equivalents	29,903	156,715
Cash and cash equivalents at beginning of year	324,047	93,054
Cash and cash equivalents at end of period	$353,950	$249,769

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
Basis of Presentation: The accompanying consolidated financial statements include the accounts of IBG, its wholly-owned subsidiaries, the Bank and IBG Adriatica Holdings, Inc. (Adriatica) and the Bank’s wholly-owned subsidiaries, IBG Real Estate Holdings, Inc., IBG Aircraft Acquisition, Inc. and IBG Aircraft Company III. IBG Aircraft Company III was formed in the third quarter 2015 to hold the Company's new aircraft. Adriatica was formed in 2011 to acquire a mixed use residential and retail real estate development in McKinney, Texas. Adriatica became inactive during the first quarter of 2014. All material intercompany transactions and balances have been eliminated in consolidation. In addition, the Company wholly-owns IB Trust I (Trust I), IB Trust II (Trust II), IB Trust III (Trust III), IB Centex Trust I (Centex Trust I) and Community Group Statutory Trust I (CGI Trust I). The Trusts were formed to issue trust preferred securities and do not meet the criteria for consolidation.
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

Subsequent events: Companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued. They must recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial statement preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. The Company has evaluated subsequent events through the date of filing these financial statements with the Securities and Exchange Commission (SEC) and noted no subsequent events requiring financial statement recognition or disclosure, except as disclosed in Note 12.
Earnings per share: Basic earnings per common share are net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. The unvested share-based payment awards that contain rights to non forfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock warrants. The participating non vested common stock was not included in dulitive shares as it was anti-dilutive. Proceeds from the assumed exercise of dilutive stock warrants are assumed to be used to repurchase common stock at the average market price.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic earnings per share:
Net income	$8,202	$8,960	$28,225	$18,880
Less: Preferred stock dividends	(60)	(60)	(180)	(109)
Net income after preferred stock dividends	8,142	8,900	28,045	18,771
Less:
Undistributed earnings allocated to participating securities	131	157	492	291
Dividends paid on participating securities	27	19	84	49
Net income available to common shareholders	$7,984	$8,724	$27,469	$18,431
Weighted-average basic shares outstanding	16,778,405	16,046,935	16,753,526	14,657,873
Basic earnings per share	$0.48	$0.54	$1.64	$1.26
Diluted earnings per share:
Net income available to common shareholders	$7,984	$8,724	$27,469	$18,431
Total weighted-average basic shares outstanding	16,778,405	16,046,935	16,753,526	14,657,873
Add dilutive stock warrants	89,191	98,725	85,161	100,595
Total weighted-average diluted shares outstanding	16,867,596	16,145,660	16,838,687	14,758,468
Diluted earnings per share	$0.47	$0.54	$1.63	$1.25
Anti-dilutive participating securities	50,770	73,120	55,802	122,209

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

	Nine Months Ended September 30,
	2015	2014
Cash transactions:
Interest expense paid	$15,794	$10,222
Income taxes paid	$16,600	$7,730
Noncash transactions:
Accrued preferred stock dividends	$60	$60
Transfers of loans to other real estate owned	$221	$1,088
Loans to facilitate the sale of other real estate owned	$159	$48
Securities purchased, not yet settled	$12,880	$—
Excess tax benefit (tax deficiency) on restricted stock vested	$(63)	$1,326
Transfer of bank premises to other real estate	$—	$356
Transfer of repurchase agreements to deposits	$4,012	$—

The supplemental schedule of noncash investing activities from Company acquisition activity is as follows:

	Nine Months Ended September 30,
	2015	2014
Assets acquired
Cash and cash equivalents	$—	$167,771
Securities available for sale	—	75,881
Loans	—	856,899
Premises and equipment	—	9,811
Other real estate owned	—	1,224
Goodwill	—	172,151
Core deposit intangibles	—	8,147
Other assets	—	27,804
Total assets	$—	$1,319,688
Liabilities assumed:
Deposits	$—	$925,762
Repurchase agreements	—	3,733
FHLB advances	—	95,000
Other liabilities	—	6,728
Total liabilities	$—	$1,031,223
Cash paid to shareholders of acquired banks	$—	$44,010
Series A preferred stock exchanged in connection with acquired bank	$—	$23,938
Fair value of common stock issued to shareholders of acquired banks	$—	$220,517

In addition, the following measurement-period adjustments were made during the period relating to Company acquisition activity:

	Nine Months Ended September 30,
	2015	2014
Assets acquired:
Loans	$—	$(328)
Goodwill	361	752
Other real estate owned	(373)	—
Core deposit intangibles	—	(18)
Deferred tax asset	193	109
Other assets	—	10
Total assets	$181	$525
Liabilities assumed:
Deposits	$—	$505
Other liabilities	181	20
Total liabilities	$181	$525

Note 3. Securities Available for Sale
Securities available for sale have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at September 30, 2015 and December 31, 2014, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
September 30, 2015:
U.S. treasuries	$1,000	$6	$—	$1,006
Government agency securities	80,905	445	(36)	81,314
Obligations of state and municipal subdivisions	69,510	1,875	(305)	71,080
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC and FHR	45,280	1,509	(1)	46,788
	$196,695	$3,835	$(342)	$200,188
December 31, 2014:
U.S. treasuries	$999	$7	$—	$1,006
Government agency securities	58,174	199	(350)	58,023
Obligations of state and municipal subdivisions	75,599	1,837	(537)	76,899
Corporate bonds	1,068	13	—	1,081
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC and FHR	67,437	1,616	—	69,053
	$203,277	$3,672	$(887)	$206,062
Securities with a carrying amount of approximately $135,981 and $174,741 at September 30, 2015 and December 31, 2014, respectively, were pledged to secure public fund deposits and repurchase agreements.

Proceeds from sale of securities available for sale and gross gains and gross losses for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Proceeds from sale	—	—	12,128	—
Gross gains	—	—	90	—
Gross losses	—	—	—	—
The amortized cost and estimated fair value of securities available for sale at September 30, 2015, by contractual maturity, are shown below. Maturities of pass-through certificates will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2015
	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$5,394	$5,423
Due from one year to five years	80,718	81,047
Due from five to ten years	29,737	30,124
Thereafter	35,566	36,806
	151,415	153,400
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC and FHR	45,280	46,788
	$196,695	$200,188

The number of securities, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2015 and December 31, 2014, are summarized as follows:

	Less Than 12 Months			Greater Than 12 Months			Total
Description of Securities	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Securities Available for Sale
September 30, 2015
Government agency securities	1	$2,999	$(1)	9	$14,965	$(35)	$17,964	$(36)
Obligations of state and municipal subdivisions	24	9,522	(56)	21	10,043	(249)	19,565	(305)
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC and FHR	1	91	(1)	—	—	—	91	(1)
	26	$12,612	$(58)	30	$25,008	$(284)	$37,620	$(342)
December 31, 2014
Government agency securities	6	$6,396	$(24)	14	$22,671	$(326)	$29,067	$(350)
Obligations of state and municipal subdivisions	44	16,636	(197)	13	8,541	(340)	25,177	(537)
	50	$23,032	$(221)	27	$31,212	$(666)	$54,244	$(887)
Unrealized losses are generally due to changes in interest rates. The Company has the intent to hold these securities until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their cost basis. As such, the losses are deemed to be temporary.

Note 4. Loans, Net and Allowance for Loan Losses
Loans, net at September 30, 2015 and December 31, 2014, consisted of the following:

	September 30,	December 31,
	2015	2014
Commercial	$668,001	$672,052
Real estate:
Commercial	1,777,401	1,450,434
Commercial construction, land and land development	324,007	334,964
Residential	549,733	514,025
Single family interim construction	140,144	138,278
Agricultural	37,207	38,822
Consumer	32,621	52,267
Other	161	242
	3,529,275	3,201,084
Deferred loan fees	(1,106)	(487)
Allowance for loan losses	(25,088)	(18,552)
	$3,503,081	$3,182,045

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
Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. The Company’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. These cash flows, however, may not be as expected and the value of collateral securing the loans may fluctuate. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short term loans may be made on an unsecured basis. Additionally, our commercial loan portfolio includes loans made to customers in the energy industry, which is a complex, technical and cyclical industry. Experienced bankers with specialized energy lending experience originate our energy loans. Companies in this industry produce, extract, develop, exploit and explore for oil and natural gas. Loans are primarily collateralized with proven producing oil and gas reserves based on a technical evaluation of these reserves. At September 30, 2015 and December 31, 2014, there were approximately $209.6 million and $231.7 million of exploration and production (E&P) energy loans outstanding, respectively.
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
Most of the Company’s lending activity occurs within the State of Texas, primarily in the north, central and southeast Texas regions. A large percentage of the Company’s portfolio consists of commercial and residential real estate loans. As of September 30, 2015 and December 31, 2014, there were no concentrations of loans related to a single industry in excess of 10% of total loans.
The allowance for loan losses is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio.
The allowance is derived from the following two components: 1) allowances established on individual impaired loans, which are based on a review of the individual characteristics of each loan, including the customer’s ability to repay the loan, the underlying collateral values, and the industry in which the customer operates, and 2) allowances based on actual historical loss experience for the last three years for similar types of loans in the Company’s loan portfolio adjusted for primarily changes in the lending policies and procedures; collection, charge-off and recovery practices; nature and volume of the loan portfolio; change in value of underlying collateral; volume and severity of nonperforming loans; existence and effect of any concentrations of credit and the level of such concentrations and current, national and local economic and business conditions. This second component also includes an unallocated allowance to cover uncertainties that could affect management’s estimate of probable losses. The unallocated allowance reflects the imprecision inherent in the underlying assumptions used in the methodologies for estimating this component.
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
The Texas economy, specifically the Company’s lending area of north, central and southeast Texas, has generally performed better than certain other parts of the country. However, the recent drop in oil prices has the potential to have a negative impact on the Texas economy. The risk of loss associated with all segments of the portfolio could increase due to this impact. The Company increased its allowance for loan losses during the quarter ended September 30, 2015 in consideration of this risk to the energy portfolio.
The economy and other risk factors are minimized by the Company’s underwriting standards, which include the following principles: 1) financial strength of the borrower including strong earnings, high net worth, significant liquidity and acceptable debt to worth ratio, 2) managerial business competence, 3) ability to repay, 4) loan to value, 5) projected cash flow and 6) guarantor financial statements as applicable. The following is a summary of the activity in the allowance for loan losses by loan class for the three and nine months ended September 30, 2015 and 2014:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
Three months ended September 30, 2015
Balance at the beginning of period	$6,632	$11,720	$2,318	$738	$234	$181	$—	$(59)	$21,764
Provision for loan losses	3,866	318	(91)	(19)	(17)	48	—	(173)	3,932
Charge-offs	(500)	(69)	(9)	—	—	(65)	—	—	(643)
Recoveries	17	7	1	—	—	10	—	—	35
Balance at end of period	$10,015	$11,976	$2,219	$719	$217	$174	$—	$(232)	$25,088

Nine months ended September 30, 2015
Balance at the beginning of period	$5,051	$10,110	$2,205	$669	$246	$146	$—	$125	$18,552
Provision for loan losses	5,547	1,898	18	50	(29)	134	—	(357)	7,261
Charge-offs	(606)	(69)	(9)	—	—	(142)	—	—	(826)
Recoveries	23	37	5	—	—	36	—	—	101
Balance at end of period	$10,015	$11,976	$2,219	$719	$217	$174	$—	$(232)	$25,088

Three months ended September 30, 2014
Balance at the beginning of period	$3,676	$9,100	$2,291	$584	$272	$349	$—	$(53)	$16,219
Provision for loan losses	427	706	4	(26)	21	(109)	—	(47)	976
Charge-offs	—	(318)	—	—	—	(76)	—	—	(394)
Recoveries	6	23	3	—	—	7	—	—	39
Balance at end of period	$4,109	$9,511	$2,298	$558	$293	$171	$—	$(100)	$16,840

Nine months ended September 30, 2014
Balance at the beginning of period	$2,401	$7,872	$2,440	$577	$238	$363	$—	$69	$13,960
Provision for loan losses	2,061	1,907	(117)	(30)	55	(99)	—	(169)	3,608
Charge-offs	(368)	(339)	(32)	—	—	(118)	—	—	(857)
Recoveries	15	71	7	11	—	25	—	—	129
Balance at end of period	$4,109	$9,511	$2,298	$558	$293	$171	$—	$(100)	$16,840

The following table details the amount of the allowance for loan losses and recorded investment in loans by class as of September 30, 2015 and December 31, 2014:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
September 30, 2015
Allowance for losses:
Individually evaluated for impairment	$2,481	$64	$—	$—	$—	$9	$—	$—	$2,554
Collectively evaluated for impairment	7,534	11,912	2,219	719	217	165	—	(232)	22,534
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance	$10,015	$11,976	$2,219	$719	$217	$174	$—	$(232)	$25,088

Loans:
Individually evaluated for impairment	$4,317	$5,302	$3,083	$—	$—	$119	$—	$—	$12,821
Collectively evaluated for impairment	660,726	2,050,554	545,420	140,144	37,207	32,480	161	—	3,466,692
Acquired with deteriorated credit quality	2,958	45,552	1,230	—	—	22	—	—	49,762
Ending balance	$668,001	$2,101,408	$549,733	$140,144	$37,207	$32,621	$161	$—	$3,529,275

December 31, 2014
Allowance for losses:
Individually evaluated for impairment	$339	$124	$8	$—	$—	$4	$—	$—	$475
Collectively evaluated for impairment	4,712	9,986	2,197	669	246	142	—	125	18,077
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance	$5,051	$10,110	$2,205	$669	$246	$146	$—	$125	$18,552

Loans:
Individually evaluated for impairment	$1,479	$6,768	$3,387	$—	$—	$75	$—	$—	$11,709
Collectively evaluated for impairment	666,830	1,724,514	508,833	138,278	38,822	52,159	242	—	3,129,678
Acquired with deteriorated credit quality	3,743	54,116	1,805	—	—	33	—	—	59,697
Ending balance	$672,052	$1,785,398	$514,025	$138,278	$38,822	$52,267	$242	$—	$3,201,084

Nonperforming loans by loan class at September 30, 2015 and December 31, 2014, are summarized as follows:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
September 30, 2015
Nonaccrual loans	$4,297	$32	$496	$—	$—	$119	$—	$4,944
Loans past due 90 days and still accruing	16	—	95	—	—	—	—	111
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	20	4,061	2,576	—	—	—	—	6,657
	$4,333	$4,093	$3,167	$—	$—	$119	$—	$11,712
December 31, 2014
Nonaccrual loans	$1,449	$70	$2,117	$—	$—	$67	$—	$3,703
Loans past due 90 days and still accruing	157	288	—	—	—	6	—	451
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	30	4,668	1,254	—	—	8	—	5,960
	$1,636	$5,026	$3,371	$—	$—	$81	$—	$10,114
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

Impaired loans by loan class at September 30, 2015 and December 31, 2014, are summarized as follows:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
September 30, 2015
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$4,195	$1,417	$—	$—	$—	$23	$—	$5,635
Impaired loans with no allowance for loan losses	122	3,885	3,083	—	—	96	—	7,186
Total	$4,317	$5,302	$3,083	$—	$—	$119	$—	$12,821
Unpaid principal balance of impaired loans	$4,322	$5,803	$3,175	$—	$—	$141	$—	$13,441
Allowance for loan losses on impaired loans	$2,481	$64	$—	$—	$—	$9	$—	$2,554
December 31, 2014
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$1,475	$2,056	$13	$—	$—	$7	$—	$3,551
Impaired loans with no allowance for loan losses	4	4,712	3,374	—	—	68	—	8,158
Total	$1,479	$6,768	$3,387	$—	$—	$75	$—	$11,709
Unpaid principal balance of impaired loans	$1,482	$7,274	$3,605	$—	$—	$93	$—	$12,454
Allowance for loan losses on impaired loans	$339	$124	$8	$—	$—	$4	$—	$475
For the three months ended September 30, 2015
Average recorded investment in impaired loans	$4,997	$5,797	$3,182	$—	$—	$101	$—	$14,077
Interest income recognized on impaired loans	$—	$88	$44	$—	$—	$—	$—	$132
For the nine months ended September 30, 2015
Average recorded investment in impaired loans	$4,343	$6,212	$3,242	$—	$—	$88	$—	$13,885
Interest income recognized on impaired loans	$48	$258	$136	$—	$—	$2	$—	$444
For the three months ended September 30, 2014
Average recorded investment in impaired loans	$139	$7,538	$3,232	$—	$—	$73	$—	$10,982
Interest income recognized on impaired loans	$2	$101	$44	$—	$—	$1	$—	$148
For the nine months ended September 30, 2014
Average recorded investment in impaired loans	$257	$7,663	$3,219	$43	$—	$68	$—	$11,250
Interest income recognized on impaired loans	$7	$302	$126	$—	$—	$2	$—	$437
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

A “troubled debt restructured” loan is identified as impaired and measured for credit impairment as of each reporting period in accordance with the guidance in  Accounting Standards Codification (ASC) 310-10-35. The recorded investment in troubled debt restructurings, including those on nonaccrual, was $6,669 and $7,302 as of September 30, 2015 and December 31, 2014.
Following is a summary of loans modified under troubled debt restructurings during the three months ended September 30, 2015 and 2014:
.

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
Troubled debt restructurings during the three months ended September 30, 2015
Number of contracts	—	—	—	—	—	—	—	—
Pre-restructuring outstanding recorded investment	$—	$—	$—	$—	$—	$—	$—	$—
Post-restructuring outstanding recorded investment	$—	$—	$—	$—	$—	$—	$—	$—

Troubled debt restructurings during the nine months ended September 30, 2015
Number of contracts	—	—	—	—	—	—	—	—
Pre-restructuring outstanding recorded investment	$—	$—	$—	$—	$—	$—	$—	$—
Post-restructuring outstanding recorded investment	$—	$—	$—	$—	$—	$—	$—	$—

Troubled debt restructurings during the three months ended September 30, 2014
Number of contracts	—	—	—	—	—	1	—	1
Pre-restructuring outstanding recorded investment	$—	$—	$—	$—	$—	$9	$—	$9
Post-restructuring outstanding recorded investment	$—	$—	$—	$—	$—	$9	$—	$9

Troubled debt restructurings during the nine months ended September 30, 2014
Number of contracts	—	2	—	—	—	—	1	3
Pre-restructuring outstanding recorded investment	$—	$1,108	$—	$—	$—	$—	$9	$1,117
Post-restructuring outstanding recorded investment	$—	$1,108	$—	$—	$—	$—	$9	$1,117
At September 30, 2015 and 2014, there were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the three and nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015 and 2014, the Company had no commitments to lend additional funds to any borrowers with loans whose terms have been modified under troubled debt restructurings.
Modifications primarily relate to extending the amortization periods of the loans and interest rate concessions. The majority of these loans were identified as impaired prior to restructuring; therefore, the modifications did not materially impact the Company’s determination of the allowance for loan losses.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents information regarding the aging of past due loans by loan class as of September 30, 2015 and December 31, 2014:

	Loans 30-89 Days Past Due	Loans 90 or More Past Due	Total Past Due Loans	Current Loans	Total Loans
September 30, 2015
Commercial	$582	$4,294	$4,876	$663,125	$668,001
Commercial real estate, land and land development	2,380	—	2,380	2,099,028	2,101,408
Residential real estate	475	375	850	548,883	549,733
Single-family interim construction	—	—	—	140,144	140,144
Agricultural	186	—	186	37,021	37,207
Consumer	143	26	169	32,452	32,621
Other	—	—	—	161	161
	$3,766	$4,695	$8,461	$3,520,814	$3,529,275
December 31, 2014
Commercial	$6,006	$157	$6,163	$665,889	$672,052
Commercial real estate, land and land development	973	288	1,261	1,784,137	1,785,398
Residential real estate	1,258	554	1,812	512,213	514,025
Single-family interim construction	410	—	410	137,868	138,278
Agricultural	—	—	—	38,822	38,822
Consumer	1,899	8	1,907	50,360	52,267
Other	—	—	—	242	242
	$10,546	$1,007	$11,553	$3,189,531	$3,201,084
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

A summary of loans by credit quality indicator by class as of September 30, 2015 and December 31, 2014, is as follows:

	Pass	Pass/ Watch	OAEM	Substandard	Doubtful	Total
September 30, 2015
Commercial	$532,576	$78,006	$24,311	$33,108	$—	$668,001
Commercial real estate, construction, land and land development	2,077,651	10,635	2,749	10,373	—	2,101,408
Residential real estate	540,756	2,001	1,954	5,022	—	549,733
Single-family interim construction	140,144	—	—	—	—	140,144
Agricultural	35,169	226	1,812	—	—	37,207
Consumer	32,375	76	35	135	—	32,621
Other	161	—	—	—	—	161
	$3,358,832	$90,944	$30,861	$48,638	$—	$3,529,275
December 31, 2014
Commercial	$647,894	$16,919	$977	$6,262	$—	$672,052
Commercial real estate, construction, land and land development	1,759,533	8,667	6,008	11,190	—	1,785,398
Residential real estate	505,920	2,188	325	5,592	—	514,025
Single-family interim construction	138,278	—	—	—	—	138,278
Agricultural	38,422	57	—	343	—	38,822
Consumer	52,055	39	50	123	—	52,267
Other	242	—	—	—	—	242
	$3,142,344	$27,870	$7,360	$23,510	$—	$3,201,084
The Company has acquired certain loans which experienced credit deterioration since origination (purchased credit impaired (PCI) loans). Accretion on PCI loans is based on estimated future cash flows, regardless of contractual maturity. There are no PCI loans outstanding for acquisitions prior to 2012. No additional PCI loans were acquired during the nine months ended September 30, 2015.
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

The carrying amount of all acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at September 30, 2015 and December 31, 2014, were as follows:

	September 30, 2015	December 31, 2014
Outstanding balance	$57,648	$69,371
Carrying amount	49,762	59,697
There was no allocation established in the allowance for loan losses relating to PCI loans at September 30, 2015 or December 31, 2014.

The changes in accretable yield during the nine months ended September 30, 2015 in regard to loans transferred at acquisition for which it was probable that all contractually required payments would not be collected are presented in the table below. Activity in accretable yield for the nine months ended September 30, 2014 was not material.

Balance at January 1, 2015	$2,546
Additions	—
Accretion	(791)
Transfers from nonaccretable	748
Balance at September 30, 2015	$2,503

Note 5. Commitments and Contingencies

Financial Instruments with Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of this instrument. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At September 30, 2015 and December 31, 2014, the approximate amounts of these financial instruments were as follows:

	September 30,	December 31,
	2015	2014
Commitments to extend credit	$720,277	$565,881
Standby letters of credit	7,322	8,571
	$727,599	$574,452
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
Letters of credit are written conditional commitments used by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan arrangements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table above. If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of September 30, 2015 and December 31, 2014, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

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

Lease Commitments
The Company leases certain branch facilities and other facilities. Rent expense related to these leases amounted to $583 and $1,567 for the three and nine months ended September 30, 2015, respectively, and $391 and $907 for the three and nine months ended September 30, 2014, respectively.

Note 6. Repurchase Agreements and Other Borrowings

At September 30, 2015 and December 31, 2014, repurchase agreements totaled $0 and $4,012, respectively. During the three months ended September 30, 2015, repurchase agreements were transferred to deposit accounts.

Other borrowings, including those borrowings due to related parties totaled $71,139 and $72,730 at September 30, 2015 and December 31, 2014, respectively. Scheduled principal payments of $625, $341 and $625 were made on January 15, 2015, April 15, 2015 and July 15, 2015, respectively, for subordinated debentures issued to individuals.

Line of Credit Renewal

On July 22, 2015, the Company renewed its unsecured line of credit with two unrelated commercial banks and increased the line from $35 million to $50 million. The line bears interest at LIBOR plus 2.50% and matures on July 19, 2016. At September 30, 2015 and December 31, 2014, there were no advances outstanding on this line.

Note 7. Income Taxes

Income tax expense for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income tax expense for the period	$3,924	$4,543	$13,664	$9,564
Effective tax rate	32.4%	33.6%	32.6%	33.6%

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

The following table represents assets reported on the consolidated balance sheets at their fair value on a recurring basis as of September 30, 2015 and December 31, 2014 by level within the ASC Topic 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015
Measured on a recurring basis:
Assets:
Investment securities available for sale:
U.S. treasuries	$1,006	$—	$1,006	$—
Government agency securities	81,314	—	81,314	—
Obligations of state and municipal subdivisions	71,080	—	71,080	—
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC and FHR	46,788	—	46,788	—
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

In accordance with ASC Topic 820, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at September 30, 2015 and December 31, 2014, for which a nonrecurring change in fair value has been recorded:

		Fair Value Measurements at Reporting Date Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Period Ended Total Losses
September 30, 2015
Measured on a nonrecurring basis:
Assets:
Impaired loans	$1,992	$—	$—	$1,992	$2,380
Other real estate	577	—	—	577	35

December 31, 2014
Measured on a nonrecurring basis:
Assets:
Impaired loans	$4,943	$—	$—	$4,943	$188
Other real estate	138	—	—	138	22
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
In addition, mortgage loans held for sale are required to be measured at the lower of cost or fair value. The fair value of mortgage loans held for sale is based upon binding quotes or bids from third party investors. As of September 30, 2015 and December 31, 2014, all mortgage loans held for sale were recorded at cost.

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

The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instruments were as follows at September 30, 2015 and December 31, 2014:

			Fair Value Measurements at Reporting Date Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015
Financial assets:
Cash and cash equivalents	$353,950	$353,950	$353,950	$—	$—
Securities available for sale	200,188	200,188	—	200,188	—
Loans held for sale	6,218	6,218	—	6,218	—
Loans, net	3,503,081	3,511,799	—	3,508,718	3,081
FHLB of Dallas stock and other restricted stock	13,187	13,187	—	13,187	—
Accrued interest receivable	9,046	9,046	—	9,046	—
Financial liabilities:
Deposits	3,534,040	3,536,984	—	3,536,984	—
Accrued interest payable	1,791	1,791	—	1,791	—
FHLB advances	263,346	270,994	—	270,994	—
Other borrowings	71,139	72,967	—	72,967	—
Junior subordinated debentures	18,147	18,126	—	18,126	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2014
Financial assets:
Cash and cash equivalents	$324,047	$324,047	$324,047	$—	$—
Securities available for sale	206,062	206,062	—	206,062	—
Loans held for sale	4,453	4,453	—	4,453	—
Loans, net	3,182,045	3,203,337	—	3,200,261	3,076
FHLB of Dallas stock and other restricted stock	12,321	12,321	—	12,321	—
Accrued interest receivable	9,655	9,655	—	9,655	—
Financial liabilities:
Deposits	3,249,598	3,252,114	—	3,252,114	—
Accrued interest payable	2,919	2,919	—	2,919	—
FHLB advances	229,405	228,607	—	228,607	—
Repurchase agreements	4,012	4,012	—	4,012	—
Other borrowings	72,730	75,164	—	75,164	—
Junior subordinated debentures	18,147	18,134	—	18,134	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

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
The following table summarizes the activity in nonvested shares for the nine months ended September 30, 2015 and 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2014	373,886	$41.58
Granted during the period	90,124	31.84
Vested during the period	(80,641)	42.12
Forfeited during the period	(14,599)	28.82
Nonvested shares, September 30, 2015	368,770	$40.46

Nonvested shares, December 31, 2013	306,524	$22.75
Granted during the period	189,069	56.70
Vested during the period	(121,364)	19.93
Forfeited during the period	(1,194)	30.37
Nonvested shares, September 30, 2014	373,035	$40.85
Compensation expense related to these awards is recorded based on the fair value of the award at the date of grant and totaled $1,115 and $3,214 for the three and nine months ended September 30, 2015, respectively and $841 and $2,011 for the three and nine months ended September 30, 2014, respectively. Compensation expense is recorded in salaries and employee benefits in the accompanying consolidated statements of income. At September 30, 2015, future compensation expense is estimated to be $11,663 and will be recognized over a remaining weighted average period of 3.23 years.
The fair value of common stock awards that vested during the nine months ended September 30, 2015 and 2014 was $3,192 and $6,288, respectively. The Company has recorded $(63) and $1,326 to additional paid in capital, which represents the income tax deficiency and excess tax benefit, respectively, recognized on the vested shares for the nine months ended September 30, 2015 and 2014, respectively.
At September 30, 2015, the future vesting schedule of the nonvested shares is as follows:

First year	123,787
Second year	117,592
Third year	90,791
Fourth year	34,600
Fifth year	2,000
Total nonvested shares	368,770
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, CET1 and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2015 and December 31, 2014, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2015 and December 31, 2014, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized," the Bank must maintain minimum total risk based, CET1, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The actual capital amounts and ratios of the Company and Bank as of September 30, 2015 and December 31, 2014, are presented in the following table:

	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2015
Total capital to risk weighted assets:
Consolidated	$443,245	11.86%	$299,064	8.00%	N/A	N/A
Bank	437,353	11.72	298,397	8.00	$372,996	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	350,224	9.37	224,298	6.00	N/A	N/A
Bank	412,265	11.05	223,798	6.00	298,397	8.00%
Common equity tier 1 to risk weighted assets
Consolidated	308,686	8.26	168,224	4.50	N/A	N/A
Bank	412,265	11.05	167,848	4.50	242,447	6.50%
Tier 1 capital to average assets:
Consolidated	350,224	8.67	161,513	4.00	N/A	N/A
Bank	412,265	10.21	161,453	4.00	201,817	5.00%

December 31, 2014
Total capital to risk weighted assets:
Consolidated	$402,326	12.59%	$255,633	8.00%	N/A	N/A
Bank	397,512	12.46	255,219	8.00	$319,024	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	314,136	9.83	127,817	4.00	N/A	N/A
Bank	378,960	11.88	127,609	4.00	191,414	6.00%
Tier 1 capital to average assets:
Consolidated	314,136	8.15	154,270	4.00	N/A	N/A
Bank	378,960	9.93	152,598	4.00	190,747	5.00%

Note 11. Business Combinations

BOH Holdings

During the nine months ended September 30, 2015, the Company made measurement-period adjustments to previously-reported acquisition accounting estimates for the April 15, 2014 acquisition of BOH Holdings. Additional termination accruals were identified that related to BOH accounts that existed prior to the acquisition and resulted in increases of $118 to goodwill and $63 to deferred tax asset and a decrease of $181 to other liabilities. The measurement period for the BOH Holdings acquisition ended April 15, 2015.

Houston Community Bancshares

During the nine months ended September 30, 2015, the Company made measurement-period adjustments to previously-reported acquisition accounting estimates for the October 1, 2014 acquisition of Houston Community Bancshares (HCB). The adjustments related to the disposition of two other real estate owned properties and the writedown of one other real estate owned property due to a restriction on the property which the Company became aware of that affected the marketability. The adjustment resulted in increases of $243 to goodwill and $130 to deferred tax asset and a decrease to other real estate owned of $373. The measurement period for the HCB acquisition ended October 1, 2015.

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

Note 12. Subsequent Event

Declaration of Dividends

On October 30, 2015, the Company declared a quarterly cash dividend in the amount of $0.08 per share of common stock to the stockholders of record on November 9, 2015. The dividend will be paid on November 20, 2015.

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
The comparability of the Company's results of operations for the three and nine months ended September 30, 2015 and 2014 are affected by these acquisitions.

Discussion and Analysis of Results of Operations for the Three and Nine Months Ended September 30, 2015 and 2014

The following discussion and analysis of our results of operations compares our results of operations for the three and nine months ended September 30, 2015 with the three and nine months ended September 30, 2014. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results of operations that may be expected for all of the year ending December 31, 2015.
Results of Operations
For the three months ended September 30, 2015, net income available to common shareholders was $8.1 million ($0.47 per common share on a diluted basis) compared with $8.9 million ($0.54 per common share on a diluted basis) for the three months ended September 30, 2014. The Company posted annualized returns on average common equity of 5.96% and 7.60%, returns on average assets of 0.76% and 0.95% and efficiency ratios of 61.66% and 60.48% for the three months ended September 30, 2015 and 2014, respectively. The efficiency ratio is calculated by dividing total noninterest expense (which does not include the provision for loan losses) by net interest income plus noninterest income.
For the nine months ended September 30, 2015, net income available to common shareholders was $28.0 million ($1.63 per common share on a diluted basis) compared with $18.8 million ($1.25 per common share on a diluted basis) for the nine months ended September 30, 2014. The Company posted annualized returns on average common equity of 7.04% and 6.54%, returns on average assets of 0.89% and 0.81% and efficiency ratios of 60.31% and 66.5% for the nine months ended September 30, 2015 and 2014, respectively.
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
Net interest income was $38.1 million for the three months ended September 30, 2015, an increase of $5.7 million, or 17.4%, from $32.4 million for the three months ended September 30, 2014. This increase is due primarily to a $518.9 million increase, or 16.3%, in average interest earning assets to $3.7 billion for the three months ended September 30, 2015 compared to $3.2 billion for the three months ended September 30, 2014. The greatest part of the increases in interest-earning assets and interest-bearing deposits occurred as a result of the acquisition the Company completed in October 2014 but was also due in part to organic loan and deposit growth. The net interest margin for the three months ended September 30, 2015 increased four basis points to 4.08% compared to 4.04% for the three months ended September 30, 2014. The increase from the prior year is due primarily to a decrease in the cost of borrowings due to principal payments made on higher cost subordinated debt. The average yield on interest earning assets increased two basis points from 4.60% for the three months ended September 30, 2014 to 4.62% for the three months ended September 30, 2015 primarily due to a shift in interest earning assets from securities to loans. The average yield on interest-bearing liabilities decreased three basis points to 0.70% for the three months ended September 30, 2015 compared to 0.73% for the three months ended September 30, 2014. This change was primarily due to a decrease in the cost of subordinated debt due to principal payments made on higher cost issuances during 2015.
Net interest income was $111.9 million for the nine months ended September 30, 2015, an increase of $26.0 million, or 30.2%, from $86.0 million for the nine months ended September 30, 2014. This increase is due primarily to a $903.0 million increase, or 32.7%, in average interest earning assets to $3.7 billion for the nine months ended September 30, 2015 compared to $2.8 billion for the nine months ended September 30, 2014. The greatest part of the increases in interest-earning assets and interest-bearing deposits occurred as a result of the acquisition the Company completed in October 2014 but was also due to organic loan and deposit growth. The net interest margin for the nine months ended September 30, 2015 decreased eight basis points to 4.08% compared to 4.16% for the nine months ended September 30, 2014. The decrease from the prior year is primarily due to a decrease in loan yields of 16 basis points from the prior year. The average yield on interest earning assets decreased eight basis points from 4.70% to 4.62% while the average rate paid on interest bearing liabilities decreased one basis point from 0.70% to 0.69%.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis.  The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and nine months ended September 30, 2015 and 2014. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances.

	For The Three Months Ended September 30,
	2015			2014
	Average Outstanding Balance	Interest	Yield/ Rate (3)	Average Outstanding Balance	Interest	Yield/ Rate (3)
(dollars in thousands)
Interest-earning assets:
Loans (1)	$3,411,536	$42,145	4.90%	$2,878,566	$35,633	4.91%
Taxable securities	119,997	393	1.30	170,804	711	1.65
Nontaxable securities	65,440	461	2.79	69,784	404	2.30
Interest-bearing deposits and other	109,031	131	0.48	67,908	192	1.12
Total interest-earning assets	3,706,004	$43,130	4.62	3,187,062	$36,940	4.60
Noninterest-earning assets	564,600			534,261
Total assets	$4,270,604			$3,721,323
Interest-bearing liabilities:
Checking accounts	$1,279,575	$1,416	0.44	$1,126,424	$1,288	0.45
Savings accounts	143,914	66	0.18	125,027	92	0.29
Money market accounts	289,895	211	0.29	111,675	94	0.33
Certificates of deposit	841,009	1,374	0.65	696,272	1,056	0.60
Total deposits	2,554,393	3,067	0.48	2,059,398	2,530	0.49
FHLB advances	212,267	773	1.44	303,458	975	1.27
Repurchase agreements and other borrowings	76,313	1,064	5.53	56,413	871	6.13
Junior subordinated debentures	18,147	137	3.00	18,147	133	2.91
Total interest-bearing liabilities	2,861,120	5,041	0.70	2,437,416	4,509	0.73
Noninterest-bearing checking accounts	836,212			785,054
Noninterest-bearing liabilities	7,395			10,647
Stockholders’ equity	565,877			488,206
Total liabilities and equity	$4,270,604			$3,721,323
Net interest income		$38,089			$32,431
Interest rate spread			3.92%			3.87%
Net interest margin (2)			4.08			4.04
Average interest earning assets to interest bearing liabilities			129.53			130.76

(1)	Average loan balances include nonaccrual loans.

(2)
Net interest margins for the periods presented represent: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.

(3)	Yield and rates for the three month periods are annualized.

	For The Nine Months Ended September 30,
	2015			2014
	Average Outstanding Balance	Interest	Yield/ Rate (3)	Average Outstanding Balance	Interest	Yield/ Rate (3)
(dollars in thousands)
Interest-earning assets:
Loans (1)	$3,336,034	$123,350	4.94%	$2,454,773	$93,637	5.10%
Taxable securities	127,250	1,553	1.63	177,144	2,187	1.65
Nontaxable securities	67,603	1,324	2.62	54,414	1,028	2.53
Interest-bearing deposits and other	136,420	386	0.38	77,940	328	0.56
Total interest-earning assets	3,667,307	$126,613	4.62	2,764,271	$97,180	4.70
Noninterest-earning assets	554,655			323,291
Total assets	$4,221,962			$3,087,562
Interest-bearing liabilities:
Checking accounts	$1,287,810	$4,206	0.44	$1,012,012	$3,522	0.47
Savings accounts	143,539	198	0.18	123,862	273	0.29
Money market accounts	260,768	490	0.25	101,243	232	0.31
Certificates of deposit	839,155	3,900	0.62	626,008	2,847	0.61
Total deposits	2,531,272	8,794	0.46	1,863,125	6,874	0.49
FHLB advances	212,005	2,243	1.41	243,232	2,792	1.53
Repurchase agreements and other borrowings	76,605	3,229	5.64	26,946	1,142	5.67
Junior subordinated debentures	18,147	400	2.95	18,147	402	2.96
Total interest-bearing liabilities	2,838,029	14,666	0.69	2,151,450	11,210	0.70
Noninterest-bearing checking accounts	819,649			528,481
Noninterest-bearing liabilities	7,722			8,968
Stockholders’ equity	556,562			398,663
Total liabilities and equity	$4,221,962			$3,087,562
Net interest income		$111,947			$85,970
Interest rate spread			3.93%			4.00%
Net interest margin (2)			4.08			4.16
Average interest earning assets to interest bearing liabilities			129.22			128.48

(1)	Average loan balances include nonaccrual loans.

(2)
Net interest margins for the periods presented represent: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.

(3)	Yield and rates for the nine month periods are annualized.

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
The Company made a $3.9 million provision for loan losses for the three months ended September 30, 2015 compared to $976 thousand for the comparable period in 2014. Provision expense for the nine months ended September 30, 2015 was $7.3 million compared to $3.6 million for the same period in 2014. Provision expense is directly related to organic loan in the respective periods as well as an additional $1.2 million and $2.5 million in specific reserves on an impaired energy loan for the three and nine months ended September 30, 2015, respectively. Also, during the quarter ended September 30, 2015, qualitative factors related to lower commodity prices necessitated additional increases to the allowance for the energy portfolio. Net chargeoffs were $608 thousand and $355 thousand for the three months ended September 30, 2015 and 2014, respectively. Net chargeoffs were $725 thousand and $728 thousand for the nine months ended September 30, 2015 and 2014, respectively.
Noninterest Income
The following table sets forth the components of noninterest income for the three and nine months ended September 30, 2015 and 2014 and the period-over-period variations in such categories of noninterest income:

	For the Three Months Ended September 30,		Variance	For the Nine Months Ended September 30,		Variance
(dollars in thousands)	2015	2014	2015 v. 2014	2015	2014	2015 v. 2014
Noninterest Income
Service charges on deposit accounts	$2,165	$1,541	$624	$5,878	$4,205	$1,673
Mortgage fee income	1,353	1,080	273	4,082	2,777	1,305
Gain on sale of loans	116	1,078	(962)	116	1,078	(962)
Gain on sale of other real estate	41	20	21	220	59	161
Gain on sale of securities available for sale	—	—	—	90	—	90
Loss on sale of premises and equipment	(374)	(22)	(352)	(374)	(22)	(352)
Increase in cash surrender value of bank owned life insurance	268	281	(13)	806	690	116
All other noninterest income	230	232	(2)	1,056	876	180
Total noninterest income	$3,799	$4,210	$(411)	$11,874	$9,663	$2,211
Total noninterest income decreased $411 thousand, or 9.8% for the three months ended September 30, 2015 and increased $2.2 million, or 22.9% for the nine months ended September 30, 2015, compared to the same periods in 2014. Significant changes in the components of noninterest income are discussed below.
Service charges on deposit accounts. Service charges on deposit accounts increased $624 thousand, or 40.5% and $1.7 million, or 39.8% for the three and nine months ended September 30, 2015, respectively as compared to the same periods in 2014. The increase in service charge income is due to an increase in deposit accounts due primarily to the acquisition closed in October 2014.
Mortgage fee income.  Mortgage fee income for the three and nine months ended September 30, 2015 increased $273 thousand, or 25.3% and $1.3 million, or 47.0% compared to the same periods in 2014. This increase is due to improved home purchase activity in our Austin and north Texas markets, as well as added commissioned producers in our mortgage group.
Gain on sale of loans. The Company recognized gains on the sale of loans totaling $116 thousand and $1.1 million for the three and nine months ended September 30, 2015 and 2014, respectively. During the third quarter 2015, the Company sold its indirect lending portfolio, which resulted in the $116 thousand gain while in August 2014, the SBA portfolio totaling $12.0 million acquired in the BOH transaction was sold resulting in the $1.1 million gain.

Loss on sale of premises and equipment, net. The Company recognized net losses of $374 thousand and $22 thousand on the sale of premises and equipment for the three and nine months ended September 30, 2015 and 2014, respectively. The majority of the loss recognized in 2015 is due to a loss on sale of the Company's aircraft in the amount of $385 thousand.
Change in cash surrender value of bank owned life insurance. Earnings on bank owned life insurance decreased $13 thousand, or 4.6% and increased $116 thousand, or 16.8% for the three and nine months ended September 30, 2015 compared to the same periods in 2014. The increase in year to date earnings is due to insurance policies acquired in the BOH Holdings acquisition in April 2014.
Other noninterest income. Other noninterest income for the three months ended September 30, 2015 decreased $2 thousand, compared to the same period in 2014 and increased $180 thousand, or 20.5% for the nine months ended September 30, 2015 compared to the same period in 2014. The increase for the nine month period is primarily due to minor increases in income due to the acquisition completed in October 2014 and an increase in wealth management income.

Noninterest Expense
Noninterest expense increased $3.7 million, or 16.6% and increased $11.1 million, or 17.4% for the three and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. Generally, increases in noninterest expense accounts are due to acquisition activity in 2014, but also in part due to organic growth. The following table sets forth the components of the Company’s noninterest expense for the three and nine months ended September 30, 2015 and 2014 and the period-over-period variations in such categories of noninterest expense:

	For the Three Months Ended September 30,		Variance	For the Nine Months Ended September 30,		Variance
(dollars in thousands)	2015	2014	2015 v. 2014	2015	2014	2015 v. 2014
Noninterest Expense
Salaries and employee benefits	$14,918	$12,551	$2,367	$43,992	$37,797	$6,195
Occupancy	4,117	3,435	682	12,054	9,200	2,854
Data processing	786	472	314	2,140	1,420	720
FDIC assessment	541	426	115	1,553	1,246	307
Advertising and public relations	313	204	109	912	618	294
Communications	550	498	52	1,643	1,220	423
Other real estate owned expense, net	88	122	(34)	184	258	(74)
Net expenses of operations of IBG Adriatica	—	—	—	—	23	(23)
Impairment of other real estate	10	22	(12)	35	22	13
Core deposit intangible amortization	363	361	2	1,102	859	243
Professional fees	841	828	13	2,008	1,792	216
Acquisition expense, including legal	293	629	(336)	793	2,628	(1,835)
Other	3,010	2,614	396	8,255	6,498	1,757
Total noninterest expense	$25,830	$22,162	$3,668	$74,671	$63,581	$11,090

Salaries and Employee Benefits.  Salaries and employee benefits expense, which historically has been the largest component of the Company’s noninterest expense, increased $2.4 million, or 18.9% for the three months ended September 30, 2015, compared to the same period in 2014 and increased $6.2 million, or 16.4% for the nine months ended September 30, 2015 as compared to the same period in 2014. Salaries and employee benefits expenses increased for the three and nine months ended September 30, 2015 over the same periods in 2014 due to an increase in the number of the Company’s full-time equivalent employees resulting from the acquisitions the Company completed in April and October 2014, the addition of new lending personnel in our growth markets as well as added support staff to support our loan growth over these periods.
Occupancy Expense.  Occupancy expense increased $682 thousand, or 19.9%, and $2.9 million, or 31.0% for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. The increase for both periods resulted from higher maintenance contract expense, building lease expenses and property taxes, attributable primarily to the acquisitions completed in April and October 2014. Ten branches were added as a result of these acquisitions. In addition, the majority of tenants that leased space in the corporate headquarters building moved out in 2015 to allow for the Company's growth, significantly reducing rental income that offset some occupancy expenses.
Data Processing. Data processing fees increased $314 thousand, or 66.5%, and $720 thousand, or 50.7%, for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. The increase in both periods is due to increased online banking fees and other costs related directly to an increase in accounts over the same period prior year, related both to organic growth and growth through acquisitions.
FDIC Assessment. FDIC assessment expense increased $115 thousand, or 27.0% for the three months ended September 30, 2015, compared to the same period in 2014 and increased $307 thousand, or 24.6% for the nine months ended September 30, 2015 over the same period in 2014. The increase in the nine month period is due to a higher assessment associated with an increase in deposit accounts, both due to organic growth and growth through acquisitions.
Advertising and Public Relations. Advertising and public relations expense increased $109 thousand, or 53.4%, and $294 thousand, or 47.6% for the three and nine months ended September 30, 2015, respectively as compared to the same periods in 2014. The increase in both periods is due to the Company's entrance into the Houston market in 2014.
Communications. Communications expense increased $52 thousand, or 10.4%, and $423 thousand, or 34.7% for the three months and nine months ended September 30, 2015, respectively, as compared to the same periods in 2014. The change was due to increased telephone and data line expenses related to the acquisition activity in 2014 as the Company added nine branches in April 2014 and four branches in October 2014.
Core Deposit Intangible Amortization. Amortization expense on core deposit intangibles increased $2 thousand and $243 thousand for the three and nine months ended September 30, 2015, respectively, over the same periods in 2014. The increase is due to core deposit intangibles acquired in the acquisitions occurring in 2014, $7.3 million in April 2014 and $2.5 million in October 2014. Core deposit intangibles are being amortized on the straight line method over 10 years.
Professional Fees. Professional fees increased $13 thousand, or 1.6%, and $216 thousand, or 12.1% for the three and nine months ended September 30, 2015, respectively, over the same periods in 2014. The increase is due to increased audit fees and consulting fees for energy lending and IT related projects.
Acquisition Expenses. Acquisition expenses decreased $336 thousand, or 53.4%, and $1.8 million, or 69.8% for the three and nine month periods ending September 30, 2015 compared to the same periods in 2014. The decrease is directly related to the decrease in acquisition activity in 2015. Acquisition expense in 2015 is related to the announced Grand Bank acquisition and is expected to continue through year end 2015.
Other.  Other expense increased by $396 thousand, or 15.1%, and $1.8 million, or 27.0%, for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. The majority of the increases relate to general increases in various operating expenses, including deposit and loan-related expenses, lockbox expenses and charitable contributions due to acquisition activity in 2014 and Company growth.
Income Tax Expense
Income tax expense was $3.9 million and $13.7 million for the the three and nine months ended September 30, 2015, respectively, and $4.5 million and $9.6 million for the same periods in 2014. The effective tax rates were 32.4% and 32.6% for the three and nine months ended September 30, 2015, respectively, compared to 33.6% for the same periods in 2014.

Discussion and Analysis of Financial Condition
The following discussion and analysis of the Company’s financial condition discusses and analyzes the financial condition of the Company as of September 30, 2015 and December 31, 2014.
Assets
The Company’s total assets increased by $345.7 million, or 8.4%, to $4.5 billion as of September 30, 2015, from $4.1 billion at December 31, 2014.
Loan Portfolio
The following table presents the balance and associated percentage of each major category in our loan portfolio as of September 30, 2015 and December 31, 2014:

(dollars in thousands)	September 30, 2015		December 31, 2014
Commercial	$668,001	18.9%	$672,052	21.0%
Real estate:
Commercial	1,777,401	50.3	1,450,434	45.2
Commercial construction, land and land development	324,007	9.2	334,964	10.5
Residential (1)	555,951	15.7	518,478	16.2
Single family interim construction	140,144	4.0	138,278	4.3
Agricultural	37,207	1.0	38,822	1.2
Consumer	32,621	0.9	52,267	1.6
Other	161	—	242	—
	3,535,493	100.0%	3,205,537	100.0%
Deferred loan fees	(1,106)		(487)
Allowance for loan losses	(25,088)		(18,552)
Total loans, net	$3,509,299		$3,186,498

(1) Includes mortgage loans held for sale as of September 30, 2015 and December 31, 2014 of $6.2 million and $4.5 million, respectively.

Our loan portfolio is the largest category of our earning assets. As of September 30, 2015 and December 31, 2014, loans, net of allowance for loan losses, totaled $3.509 billion and $3.186 billion, respectively, which is an increase of 10.1% between the two dates.

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

(dollars in thousands)	September 30, 2015	December 31, 2014
Nonaccrual loans
Commercial	$4,297	$1,449
Real estate:
Commercial real estate, construction, land and land development	32	70
Residential real estate	496	2,117
Consumer	119	67
Total nonaccrual loans (1)	4,944	3,703
Loans delinquent 90 days or more and still accruing
Commercial	16	157
Real estate:
Residential real estate	95	288
Consumer	—	6
Total loans delinquent 90 days or more and still accruing	111	451
Troubled debt restructurings, not included in nonaccrual loans
Commercial	—	30
Real estate:
Commercial real estate, construction, land and land development	4,081	4,668
Residential real estate	2,576	1,254
Consumer	—	8
Total troubled debt restructurings, not included in nonaccrual loans	6,657	5,960
Total nonperforming loans	11,712	10,114
Other real estate owned and other repossessed assets:
Commercial real estate, construction, land and land development	2,323	4,763
Commercial	1,058	—
Total other real estate owned and other repossessed assets	3,381	4,763
Total nonperforming assets	$15,093	$14,877
Ratio of nonperforming loans to total loans	0.33%	0.32%
Ratio of nonperforming assets to total assets	0.34	0.36

(1)	Nonaccrual loans include troubled debt restructurings of $12 thousand and $1.3 million as of September 30, 2015 and December 31, 2014, respectively.

Nonaccrual loans increased to $4.9 million at September 30, 2015 from $3.7 million as of December 31, 2014. The increase in nonaccruals is primarily due to one energy loan totaling $4.2 million that was added to nonaccrual in the first quarter. This was offset by one residential real estate loan totaling $1.3 million that was removed from nonaccrual status due to continued payment performance and the removal of a $1.4 million commercial loan which was removed from nonaccrual due to the repossession of collateral. Troubled debt restructurings that were also on nonaccrual status totaled $12thousand and $1.3 million at September 30, 2015 and December 31, 2014, respectively. The decrease in this trend was due to the same residential real estate loan discussed above that was removed from nonaccrual status during the nine months ended September 30, 2015. However, this loan continues to be classified as a troubled debt restructuring, and accounts for the majority of the net increase in troubled debt restructings not on nonaccrual status for the period from December 31, 2014 to September 30, 2015. That increase is offset by paydowns of $481 thousand on a real estate construction loan and smaller paydowns on other loans. The net decrease in other real estate owned and repossessed assets is due to the disposition of $2.1 million in other real estate properties during the year offset by the repossession of an airplane totaling $1.1 million that was collateral on a loan.
As of September 30, 2015, the Company had a total of 58 substandard loans with an aggregate principal balance of $39.8 million that were not currently nonaccrual loans, 90 days past due loans or troubled debt restructurings, but where the Company had information about possible credit problems of the borrowers that caused the Company’s management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that could result in those loans becoming nonaccrual loans, 90 days past due loans or troubled debt restructurings in the future.
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
Allowance for Loan Losses. The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The Company’s allowance for loan losses represents the Company’s estimate of probable and reasonably estimable loan losses inherent in loans held for investment as of the respective balance sheet date. The Company’s methodology for assessing the adequacy of the allowance for loan losses includes a general allowance for performing loans, which are grouped based on similar characteristics, and an allocated allowance for individual impaired loans. Actual credit losses or recoveries are charged or credited directly to the allowance. As of September 30, 2015, the allowance for loan losses amounted to $25.1 million, or 0.71% of total loans, compared with $18.6 million, or 0.58% of total loans as of December 31, 2014. The increase in the allowance is due to organic loan growth, specific allocations on impaired assets, and increased qualitative factors in the general allocation in recognition of decreases in commodity prices to serve as an additional energy-related allocation.
The allowance for loan losses to nonperforming loans has increased from 183.43% at December 31, 2014 to 214.21% at September 30, 2015 due to the higher level of allowance due to organic loan growth and increased specific and general allocations relative to the energy portfolio. Nonperforming loans have increased to $11.7 million at September 30, 2015 compared to $10.1 million at December 31, 2014 primarily due to one energy loan totaling $4.2 million that was added to nonaccrual in the first quarter. This was offset by one residential real estate loan totaling $1.3 million that was removed from nonaccrual status due to continued payment performance and the removal of a $1.4 million commercial loan which was removed from nonaccrual due to the repossession of collateral.

Securities Available for Sale
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit, interest rate and duration risk. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions.
During the three and nine months ended September 30, 2015, the Company recognized gains on sales of securities of $0 and $90 thousand, respectively. The Company had no sales of securities during the three and nine months ended September 30, 2014. Securities represented 4.5 and 5.0% of the Company’s total assets at September 30, 2015 and December 31, 2014, respectively.
Management evaluates securities for other-than-temporary impairment (OTTI) on at least a quarterly basis and more frequently when economic of market conditions warrant such an evaluation. Management does not intend to sell any debt securities it holds and believes the Company more likely than not will not be required to sell any debt securities it holds before their anticipated recovery, at which time the Company will receive full value for the securities. Management has the ability and intent to hold the securities classified as available for sale that were in a loss position as of September 30, 2015 for a period of time sufficient for an entire recovery of the cost basis of the securities. For those securities that are impaired, the unrealized losses are largely due to interest rate changes. The fair value is expected to recover as the securities approach their maturity date. Management believes any impairment in the Company’s securities at September 30, 2015 is temporary and no other-than-temporary impairment has been realized in the Company’s consolidated financial statements.

Capital Resources and Regulatory Capital Requirements

Total stockholder’s equity was $568.3 million at September 30, 2015 compared with $540.9 million at December 31, 2014, an increase of approximately $27.4 million. The increase was due primarily to net income of $28.2 million earned by the Company during the nine months ended September 30, 2015, as well as stock awards amortization of $3.2 million and an increase of $460 thousand in unrealized gain (loss) on available for sale securities offset by dividends paid of $4.3 million and offering costs related to an acquired bank of $144 thousand.

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

As of September 30, 2015, the Company exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	As of September 30, 2015
	Actual	Required to be considered well capitalized	Required to be considered adequately capitalized
	Ratio	Ratio	Ratio
Tier 1 capital to average assets ratio	8.67%	≥5.00%	4.00-5.00%
Common equity tier 1 capital to risk-weighted assets ratio	8.26	≥6.50	4.50-6.50
Tier 1 capital to risk-weighted assets ratio	9.37	≥8.00	6.00-8.00
Total capital to risk-weighted assets ratio	11.86	≥10.00	8.00-10.00
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
In addition to the liquidity provided by the sources described above, Independent Bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of September 30, 2015 the Bank had established federal funds lines of credit with eight unaffiliated banks totaling $180.0 million with no amounts advanced against those lines at that time. In addition, the Company has an unsecured line of credit totaling $50.0 million at an unaffiliated commercial bank. Based on the values of stock, securities, and loans pledged as collateral, as of September 30, 2015, the Company had additional borrowing capacity with the FHLB of $815.8 million.

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
Other than normal changes in the ordinary course of business, there have been no significant changes in the types of contractual obligations or amounts due since December 31, 2014.
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
Independent Bank’s commitments to extend credit and outstanding standby letters of credit were $720.3 million and $7.3 million, respectively, as of September 30, 2015. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. The Company manages the Company’s liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that the Company will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.
Pending Acquisition. On July 23, 2015, the Company announced the planned acquisition of Grand Bank in Dallas, Texas for an estimated purchase price of $80.1 million to be paid with a combination of cash and stock. Grand Bank currently has two branches in Dallas, Texas and total assets of $592 million as September 30, 2015. The transaction is expected to close on November 1, 2015.

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

Goodwill and Core Deposit Intangible. The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. Prior to 2012, the evaluation of goodwill impairment was a two-step test. Under current accounting standards, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two step impairment test is unnecessary. If the Company concludes otherwise, then it is required to perform the first step of the two step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. The Company performs its impairment test annually as of December 31. There have been no circumstances since December 31, 2014 that would indicate any impairment has occurred, therefore, management does not believe goodwill is impaired as of September 30, 2015.
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
Our interest rate risk model indicated that we were in a balanced to slightly liability sensitive position in terms of interest rate sensitivity as of September 30, 2015. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income based on the interest rate risk model as of September 30, 2015:

Hypothetical Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
200	(0.96)%
100	(0.73)%
(100)	(4.01)%
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
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 1, 2015, the plaintiffs filed a motion requesting permission to file a Second Amended Class Action Complaint in this case, which motion was subsequently granted. The Second Amended Class Action Complaint asserts previously unasserted claims, including aiding and abetting or participation in a fraudulent scheme based upon the large amount of deposits that the Stanford Entities held at BOH and the alleged knowledge of certain BOH officers. Given the new allegations, Independent Bank notified its insurance carriers of the claims and the Company is pursuing insurance coverage for theseclaims.

Independent Bank believes that the claims made in this lawsuit, including the newly asserted claims, are without merit and is vigorously defending this lawsuit. This is complex litigation involving a number of procedural matters and issues. As such, Independent Bank is unable to predict when this matter may be resolved and, given the uncertainty of litigation, the ultimate outcome of, or potential costs or damages arising from, this case.

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

Exhibit 3.5
Certificate of Merger, dated January 2, 2014, of Live Oak Financial Corp. with and into Independent Bank Group, Inc., which is incorporated herein by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-196627) filed with the SEC on June 25, 2014 (the “S-3 Registration Statement”)

Exhibit 3.6
Certificate of Merger, dated April 15, 2014, of BOH Holdings, Inc. with and into Independent Bank Group, Inc., which is incorporated herein by reference to Exhibit 3.6 to Amendment No. 1 to the S-3 Registration Statement filed with the SEC on June 25, 2014

Exhibit 3.7
Certificate of Merger, dated September 30, 2014, of Houston City Bancshares, Inc. with and into Independent Bank Group, Inc., which are incorporated by reference to Exhibit 3.7 to the Registrant’s Quarterly Report on Form 10‑Q, dated July 31, 2015

Exhibit 4.1
Form of certificate representing shares of the Registrant’s common stock, which is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Form S-1 Registration Statement filed with the SEC on March 18, 2013

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

The other instruments defining the rights of holders of the long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

Exhibit 10.1
Agreement and Plan of Reorganization, dated as of July 23, 2015, by and among Independent Bank Group, Inc. and Grand Bank, which is incorporated by reference to Appendix A to Amendment No. 1 to the Registrant’s Registration Statement on Form S‑4 (Registration No. 333‑206747) filed with the SEC on September 24, 2015 (the “Grand Bank Registration Statement”)

Exhibit 10.2.1
Credit Agreement, dated as of July 22, 2015, between Independent Bank Group, Inc., U.S. Bank National Association and Frost Bank, which is incorporated by reference to Exhibit 10.29.1 to the Grand Bank Registration Statement filed with the SEC on September 24, 2015

Exhibit 10.2.2
Revolving Credit Note, dated July 22, 2015, by Independent Bank Group, Inc., in favor of U.S. Bank National Association, which is incorporated by reference to Exhibit 10.29.2 to the Grand Bank Registration Statement filed with the SEC on September 24, 2015

Exhibit 10.2.3
Revolving Credit Note, dated July 22, 2015, by Independent Bank Group, Inc., in favor of Frost Bank, which is incorporated by reference to Exhibit 10.29.3 to the Grand Bank Registration Statement filed with the SEC on September 24, 2015

Exhibit 10.2.4
Negative Pledge Agreement, dated as of July 22, 2015, by Independent Bank Group, Inc., in favor of U.S. Bank National Association, which is incorporated by reference to Exhibit 10.29.4 to the Grand Bank Registration Statement filed with the SEC on September 24, 2015

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

Independent Bank Group, Inc.

Date: October 30, 2015	By: /s/ David R. Brooks

David R. Brooks
Chairman and Chief Executive Officer

Date: October 30, 2015	By: /s/ Michelle S. Hickox

Michelle S. Hickox
Executive Vice President
Chief Financial Officer