Form 10-K
period 2015-12-31
Independent Bank Group, Inc.
filed 2016-02-25
CIK 1564618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For The Fiscal Year Ended December 31, 2015.

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
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non-affiliates based on the closing price of the common stock on the NASDAQ Global Market on June 30, 2015 was approximately $419,190,000 .
At February 24, 2016, the Company had outstanding 18,464,880 shares of common stock, par value $.01 per share.
Documents Incorporated By Reference:
Portions of the Company’s Proxy Statement relating to the 2016 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2015, are incorporated by reference into Part III, Items 10 - 14 of this Annual Report on Form 10-K.

INDEPENDENT BANK GROUP, INC. AND SUBSIDIARIES
Annual Report on Form 10-K
December 31, 2015

PART I

ITEM 1. BUSINESS
The disclosures set forth in this item are qualified by Item 1A. Risk Factors, and the section captioned “Forward-Looking Statements” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.
General
Independent Bank Group (the “Company”) is a registered bank holding company headquartered in McKinney, Texas, which is located in the northern portion of the Dallas-Fort Worth metropolitan area. The Company was organized as a Texas corporation on September 20, 2002. Through the Company’s wholly owned subsidiary, Independent Bank, a Texas state chartered bank, the Company provides a wide range of relationship-driven commercial banking products and services tailored to meet the needs of businesses, professionals and individuals. The Company operates 42 banking offices in the Dallas-Fort Worth metropolitan area, the Austin/Central Texas area, and the Houston metropolitan area. As of December 31, 2015, the Company had consolidated total assets of approximately $5.0 billion, total loans of approximately $3.9 billion, total deposits of approximately $4.0 billion and total stockholders’ equity of approximately $603 million.
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
Grow Through Acquisitions. The Company plans to continue to take advantage of opportunities to acquire other banking franchises both within and outside the Company’s current footprint. Since mid-2010, the Company has completed nine acquisitions that the Company believes have enhanced shareholder value and the Company’s market presence. The following table summarizes each of the nine acquisitions completed since 2010.

Acquired Institution/Market	Date of Acquisition	Fair Value of Total Assets Acquired
		(dollars in thousands)
Town Center Bank Dallas/North Texas	July 31, 2010	$37,451
Farmersville Bancshares, Inc. Dallas/North Texas	September 30, 2010	99,420
I Bank Holding Company, Inc. Austin/Central Texas	April 1, 2012	172,587
The Community Group, Inc. Dallas/North Texas	October 1, 2012	110,967
Collin Bank Dallas/North Texas	November 30, 2013	168,320
Live Oak Financial Corp. Dallas/North Texas	January 1, 2014	131,008
BOH Holdings, Inc. Houston, Texas	April 15, 2014	1,188,893
Houston City Bancshares, Inc. Houston, Texas	October 1, 2014	350,747
Grand Bank Dallas, Texas	November 1, 2015	620,176 *

* Estimated values subject to change pending final acquisition accounting adjustments

The BOH Holdings acquisition represented the Company’s entry into the Houston market. Houston City Bancshares was a follow on acquisition in the Houston market. Through these two acquisitions, the Company now operates 11 banking centers in the Houston metropolitan area with an aggregate of $1.12 billion in total assets.

The Grand Bank acquisition represented the Company’s continued expansion in the Dallas metropolitan area. Through this acquisition, the Company added two locations in attractive sub markets in the Dallas area and added approximately $620 million in assets. The assets acquired in this acquisition represented 15% of the Company’s asset growth in 2015.

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
The Company’s strategy is to maintain a broadly diversified loan portfolio by type and location. The Company’s loans are primarily real estate secured loans spread among a variety of types of borrowers, including owner occupied offices for small businesses, medical practices and offices, retail operations and multi-family properties. The Company’s loans are diversified geographically throughout the Company’s Dallas/North Texas region (approximately 49%), the Company’s Houston region (approximately 27%) and the Company’s Austin/Central Texas region (approximately 24%). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio” for a more detailed description of the Company’s lending operations.
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

Employees
As of December 31, 2015, the Company employed approximately 587 persons. The Company provides extensive training to the Company’s employees in an effort to ensure that the Company’s customers receive superior customer service. None of the Company’s employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. The Company believes that the Company’s relations with the Company’s employees are good.
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
1600 Redbud Boulevard, Suite 400
McKinney, Texas 75069-3257
Attention: Michelle S. Hickox
Executive Vice President and Chief Financial Officer
Telephone: (972) 562-9004
Documents filed by the Company with the SEC are also available on the Company’s website, www.ibtx.com. Information furnished by the Company and information on, or accessible through, the SEC’s or the Company’s website is not part of this Annual Report on Form 10-K.

Supervision and Regulation
General. The U.S. banking industry is highly regulated under federal and state law. Consequently, the growth and earnings performance of the Company and its subsidiaries will be affected not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. These authorities include the Board of Governors of the Federal Reserve System, or Federal Reserve, the Federal Deposit Insurance Corporation, or the FDIC, the Office of the Comptroller of the Currency, or the OCC, the Texas Department of Banking, or TDB, the Internal Revenue Service and state taxing authorities. The effect of these statutes, regulations and policies, and any changes to such statutes, regulations and policies, can be significant and cannot be predicted.
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
The Dodd-Frank Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act, known as the Dodd-Frank Act, was signed into law on July 21, 2010. The Dodd-Frank Act has had a broad impact on the regulation and operation of financial institutions. The Dodd-Frank Act codified the “source of strength” doctrine, authorized the Consumer Financial Protection Bureau and implemented new mortgage lending rules, established a risk retention rule, imposed limitations on trading activities, made permanent the deposit insurance limit of $250,000 and increased the minimum Deposit Insurance Fund reserve ratio, enhanced the restrictions on transactions with affiliates, and expanded corporate governance requirements and executive compensation limitations for U.S. public companies. Many of the requirements have recently been implemented, or are in the process of being implemented. Given the uncertainty associated with the manner in which the Dodd-Frank Act will be implemented and interpreted, the full impact of these changes will not be known for several years. The changes resulting from the Dodd-Frank Act, to the extent known, are incorporated in the discussion of supervision and regulation of the Company and Independent Bank below.
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
Capital Adequacy Requirements. The Federal Reserve has historically utilized a system based upon risk-based capital guidelines under a two-tier capital framework to evaluate the capital adequacy of bank holding companies. Tier 1 capital generally consists of common stockholders’ equity, retained earnings, a limited amount of qualifying perpetual preferred stock, qualifying trust preferred securities and noncontrolling interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangibles. Tier 2 capital generally consists of certain hybrid capital instruments and perpetual debt, mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock, loan loss allowance, and unrealized holding gains on certain equity securities. The regulatory capital requirements are applicable to the Company because its total consolidated assets equal more than $1 billion. Independent Bank is subject to the capital requirements of the FDIC.
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
The Company’s success depends significantly on the continued service and skills of the Company’s existing executive management team. The implementation of the Company’s business and growth strategies also depends significantly on the Company’s ability to retain officers and employees with experience and business relationships within their respective market areas. The Company could have difficulty replacing officers and employees with persons who are experienced in the specialized aspects of the Company’s business or who have ties to the communities within the Company’s market areas. The unexpected loss of any of the Company’s key personnel could therefore have an adverse impact on the Company’s business and growth.
Volatile market conditions and economic trends could adversely affect the Company’s business, financial condition and results of operations.
The Company is operating in a dynamic and challenging economic environment, including uncertain global, national and local market conditions. In particular, Texas based financial institutions are affected by volatility in the energy markets and the potential impact of that volatility on real estate and other markets. The Company is also subject to uncertain interest rate conditions. These volatile economic conditions could adversely affect borrowers and their businesses as well as the value of collateral (particularly real estate collateral) securing loans, which could adversely affect the Company’s business, financial condition and results of operation.
The Company’s business concentration in Texas imposes risks and may magnify the adverse effects and consequences to the Company resulting from any regional or local economic downturn affecting Texas.
The Company conducts its operations almost exclusively in Texas. This geographic concentration imposes risks from lack of geographic diversification. The economic conditions in Texas affect the Company’s business, financial condition, results of operations, and future prospects, where adverse economic developments, among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of the Company’s loans and loan servicing portfolio. Moreover, if the population or income growth in the Company’s market areas is slower than projected, income levels, deposits and housing starts could be adversely affected and could result in a reduction of the Company’s expansion, growth and profitability. The decline in oil prices in 2015 and the current volatility in oil prices has had, and is expected to continue to have, a significant impact on the overall Texas economy. Any regional or local economic downturn that affects Texas or existing or prospective borrowers or property values in such areas may affect the Company and the Company’s profitability more significantly and more adversely than the Company’s competitors whose operations are less geographically concentrated.
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
As of December 31, 2015, approximately 80% of the Company’s loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral, excluding agricultural loans secured by real estate. As a result, adverse developments affecting real estate values in the Company’s market areas could increase the credit risk associated with the Company’s real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of the Company’s markets could increase the credit risk associated with the Company’s loan portfolio, and could result in losses that would adversely affect credit quality, financial condition, and results of operation. Negative changes in the economy affecting real estate values and liquidity in the Company’s market areas could significantly impair the value of property pledged as collateral on loans and affect the Company’s ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses would have a material adverse impact on the Company’s business, results of operations and growth prospects. If real estate values decline, it is also more likely that the Company would be required to increase the Company’s allowance for loan losses, which could adversely affect the Company’s financial condition, results of operations and cash flows.
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
The decline in oil prices could have a negative effect on the Company’s asset quality.
As of December 31, 2015, approximately 5% of the Company’s loan portfolio was composed of loans made to companies engaged in oil production. Another 1% of the portfolio was made to borrowers engaged in oilfield services. The significant decline in oil prices during 2015 and the continuing volatility in oil prices could adversely effect these borrowers’ ability to repay these loans and could impair the value of collateral securing these loans. Further, because energy is a material segment of the overall Texas economy, the decline and volatility in oil prices could have an impact on other segments of the Texas economy, including real estate. The Houston market economy in particular would be adversely affected. If oil prices remain at historic lows for a sustained period of time, the Company could be required to increase its allowance for loan losses, which could adversely affect the Company’s financial condition, results of operation and cash flows.
The Company’s small to medium-sized business customers may have fewer financial resources than larger entities to weather a downturn in the economy, which may impair a borrower’s ability to repay a loan, and such impairment could adversely affect the Company’s results of operations and financial condition.
The Company focuses its business development and marketing strategy primarily to serve the banking and financial services needs of small to medium-sized businesses. These small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact the Dallas/North Texas, Austin/Central Texas, and Houston market areas in which the Company operates or the Texas market generally and small to medium-sized businesses are adversely affected, the Company’s results of operations and financial condition may be negatively affected.
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
As of December 31, 2015, the Company’s allowance for loan losses as a percentage of total loans was 0.68% and as a percentage of total nonperforming loans was 181.99%. Additional loan losses will likely occur in the future and may occur at a rate greater than the Company has previously experienced. The Company may be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses, either due to management’s decision to do so or requirements by the Company’s banking regulators. In addition, bank regulatory agencies will periodically review the Company’s allowance for loan losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require the Company to recognize future charge-offs. These adjustments may adversely affect the Company’s business, financial condition and results of operations.
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
The Company has been pursuing a growth strategy that includes the acquisition of other financial institutions in target markets. The Company has completed nine acquisitions since 2010, most recently completing the Grand Bank acquisition on November 1, 2015, and the Company intends to continue this strategy. Such an acquisition strategy, involves significant risks, including the following:

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
In 2014, the Company acquired two separate banking operations and began operating in the Houston metropolitan area financial market. As a result, the Company initially relied on the management teams at these banking organizations who joined the Company to provide guidance regarding operating in this new geographic market. Should these key employees be unable to provide the necessary support and guidance for the Company to operate in this new market, the Company may not achieve the results it desires from these two acquisitions. Further, because these acquisitions did not involve as much geographic overlap as some of the Company’s prior acquisitions, the Company may be unable to realize all planned operating efficiencies as a result of the Houston based acquisitions. The Houston market economy has been adversely affected by the disruption in the energy markets and the Company’s lack of prior operating history in Houston could adversely affect the Company’s ability to respond to changing market conditions in Houston.
The Company may fail to realize the cost savings anticipated from its acquisitions.
Although the Company anticipates that it will realize certain cost savings with respect to the acquisitions that it has completed, it is possible that the Company may not realize all of the cost savings that the Company has estimated or will estimate that it can realize. For example, unanticipated growth in the Company’s business may require the Company to continue to operate or maintain some facilities or support functions that are expected to be combined or reduced as a result of an acquisition. The Company’s realization of the estimated cost savings also will depend on the Company’s ability to combine the operations of any target bank with Independent Bank in a manner that permits those costs savings to be realized. If the Company is not able to integrate target bank’s operations into Independent Bank’s operations successfully, the anticipated cost savings may not be fully realized, if at all, or may take longer to realize than expected.
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
The Company determines impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in the Company’s results of operations in the periods in which they become known. As of December 31, 2015, the Company’s goodwill totaled $258.6 million. While the Company has not recorded any such impairment charges since the Company initially recorded the goodwill, there can be no assurance that the Company’s future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on the Company’s financial condition and results of operations.
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
The redemption by the Company of its Series A preferred stock has reduced the Company’s capital levels and could negatively effect the Company’s capital adequacy in the future.
In connection with the acquisition of BOH Holdings, the Company, among other things, issued 23,938.35 shares of its Senior Non-Cumulative Perpetual SBLF Preferred Stock, Series A, or the Series A preferred stock, at $1,000 par value to the Treasury in exchange for the 23,938.35 shares of BOH Holdings Series C SBLF Preferred Stock that the Treasury previously held. The Series A preferred stock qualifies as Tier 1 capital. The Series A preferred stock paid noncumulative dividends, payable quarterly. The dividend rate was determined based on the level of Qualified Small Business Lending at BOH Holdings and was set at 1.00% at time of acquisition. The Company qualified for the 1.00% rate continuing through January 14, 2016, at which time the dividend rate would have increased to 9.00%.
Given the increased cost of the Series A preferred stock, on January 14, 2016, the Company redeemed all 23,938.35 outstanding shares of the Series A preferred stock for a redemption price of $23,946,994.40. The source of funds for the redemption was a dividend from Independent Bank. This redemption reduced the capital levels and ratios of the Company and

Independent Bank. While the Company and Independent Bank continue to be well capitalized for regulatory purposes, the reduction in capital resulting from the redemption could impact the Company’s ability to grow as well as its ability to absorb unanticipated losses. Further, the Company may be unable to replace the capital provided by the Series A preferred stock in the future. If the Company is unable to maintain required capital levels, the Company’s financial condition would be materially and adversely affected.
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
While the Company attempts to invest a significant percentage of its assets in loans (the Company’s loan to deposit ratio was 98.6% as of December 31, 2015), the Company invests a percentage of its total assets (approximately 5.4% as of December 31, 2015) in investment securities as part of its overall liquidity strategy. As of December 31, 2015, the fair value of the Company’s securities portfolio was approximately $273.5 million.
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
Legal and regulatory proceedings could adversely affect the Company’s business, financial condition, and results of operation.
The Company, like all financial institutions, has been and may in the future become involved in legal and regulatory proceedings. The Company considers most of these proceedings to be in the normal course of business or typical for the industry. However, it is inherently difficult to assess the outcome of these matters. Any material legal or regulatory proceeding could impose substantial cost and cause management to divert its attention from the Company’s business and operations. Any adverse determination in a legal or regulatory proceeding could have a material adverse effect on the Company’s business, financial condition and results of operations.
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
Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. The Company’s stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	actual or anticipated variations in quarterly results of operations;

•	recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to the Company;

•	new reports relating to trends, concerns and other issues in the financial services industry;

•	perceptions in the marketplace regarding the Company and/or its competitors;

•	new technology used, or services offered, by competitors;

•	significant acquisitions or business combinations involving the Company or its competitors;

•	the public float and trading volumes for the Company’s common stock;

•	changes in government regulations, including tax laws; and

•	volatility in economic conditions, including changes in interest rates, disruption in energy markets and changes in the global economy.

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
On January 28, 2016, the Company renewed its stock repurchase program providing for the repurchase of up to $30 million of its common stock. The amount and timing of any share repurchases will depend upon a variety of factors, including the trading price of the Company’s common stock, liquidity, securities laws restrictions, other regulatory restrictions, potential alternative uses of capital, and market and economic conditions. As of February 24, 2016, the Company had not made any repurchases under the program. If the Company repurchases shares, any such repurchase will reduce the stockholder’s equity of the Company and, depending upon the circumstances, could have a negative effect upon the Company’s overall capital adequacy. Further, such repurchases could result in a reduction in the tangible book value per share of the Company’s common stock depending upon the price paid for the repurchased shares.
The Company’s largest shareholder and board of directors have historically controlled, and in the future will continue to be able to control, the Company.
Collectively, as of January 31, 2016, Messrs. Vincent Viola and David Brooks owned 31.4% of the Company’s outstanding common stock on a fully diluted basis. Vincent Viola, the largest shareholder of the Company, currently owns 25.5% of the Company’s outstanding common stock, and David Brooks, the Company’s Chairman of the Board and Chief Executive Officer, currently owns 6.0% of the Company’s common stock, each calculated on a fully diluted basis. Further, as of the date hereof, the Company’s other directors and executive officers currently own collectively approximately 9.7% of the Company’s outstanding common stock. As a result, these individuals exert controlling influence in the Company’s management and policies. Further, given the large ownership position of these individuals, it will be difficult for any other shareholder to elect members to the Company’s board of directors or otherwise influence the Company’s management or direction.
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
In the event of any winding up and termination of the Company, the Company common stock would rank below all claims of the holders of the Company’s debt and preferred stock. The Company has a senior, revolving credit facility under which the Company may borrow up to $50 million. As of December 31, 2015, the Company currently had not drawn upon this credit facility. Further, as of December 31, 2015, the Company had outstanding

•	$70.8 million of aggregate principal amount of subordinated indebtedness. Note that $5.8 million was redeemed in January 2016;

•	$18.1 million of subordinated debentures issued in connection with trust preferred securities; and

•	$23.9 million of its Series A preferred stock. Note that the Series A preferred stock was redeemed on January 14, 2016.

Upon the winding up and termination of the Company, holders of the Company’s common stock will not be entitled to receive any payment or other distribution of assets until after all of the Company’s obligations to the Company’s debt holders have been satisfied and holders of the Company’s senior debt, subordinated debt, and junior subordinated debentures issued in connection with trust preferred securities have received any payments and other distributions due to them. In addition, the Company is required to pay interest on the Company’s senior debt, subordinated debt and subordinated debentures and junior subordinated debentures issued in connection with the Company’s trust preferred securities before the Company pays any dividends on the Company’s common stock. Furthermore, the Company’s board of directors may also, in its sole discretion, designate and issue one or more series of preferred stock from the Company’s authorized and unissued preferred stock, which may have preferences with respect to common stock in dissolution, dividends, liquidation or otherwise.
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
The Company and Independent Bank are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not the Company’s shareholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Any change in applicable regulations or federal or state legislation could have a substantial impact on the Company, Independent Bank and their respective operations.
The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. Additional legislation and regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could significantly affect the Company’s powers, authority and operations, or the powers, authority and operations of Independent Bank in substantial and unpredictable ways. Further, regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of this regulatory discretion and power could have a negative impact on the Company. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations.
The Dodd-Frank Act created the Consumer Financial Protection Bureau, or the CFPB, with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority, including the authority to prohibit unfair, deceptive, and abusive acts and practices. Compliance with the CFPB rules required changes to the Company’s underwriting practices with respect to mortgage loans, and has resulted in increased regulatory compliance costs. These rules may subject the Company to increased potential liabilities related to residential mortgage lending activities.
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
Previous economic conditions and the Dodd-Frank Act caused the FDIC to increase deposit insurance assessments and may result in increased assessments in the future. On February 7, 2011, the FDIC approved a final rule that amended the Deposit Insurance Fund restoration plan and implemented certain provisions of the Dodd-Frank Act. Effective April 1, 2011, the assessment base is determined using average consolidated total assets minus average tangible equity rather than the previous assessment base of adjusted domestic deposits. The final rule also provides the FDIC’s board with the flexibility to adopt actual rates that are higher or lower than the total base assessment rates adopted on February 7, 2011 without notice and comment, if certain conditions are met. An increase in the assessment rates could materially and adversely affect the Company.
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
With certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10% (5% if the acquirer is a bank holding company) of any class of the Company’s voting stock or obtaining the ability to control in any manner the election of a majority of the Company’s directors or otherwise direct the management or policies of the Company without prior notice or application to and the approval of the Federal Reserve. Accordingly, prospective investors need to be aware of and comply with these requirements, if applicable, in connection with any such purchase of shares of the Company’s common stock. These provisions effectively inhibit certain mergers or other business combinations, which, in turn, could adversely affect the market price of the Company’s common stock

ITEM 1B. UNRESOLVED STAFF COMMENTS
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
The Company also owns or leases other facilities in which its banking centers are located. The expiration dates of the leases range from 2016 to 2025 and a portion of the leases include renewal periods that may be available at the Company’s option. The following table sets forth specific information regarding the banking centers located in each of the Company’s geographical market areas at December 31, 2015:

County	Number of Banking Centers	Number of Leased Banking Centers	Deposits at December 31, 2015 (in millions)
Brazoria	1	—	$86.0
Collin	10	1	1,109.1
Dallas	5	2	702.6
Denton	3	—	233
Fort Bend	1	1	38.9
Grayson	6	—	354.9
Harris	8	4	926.1
McLennan	2	2	187.0
Montgomery	1	1	15.5
Travis	3	—	205.5
Williamson	2	—	169.7

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

On May 1, 2015, the plaintiffs filed a motion requesting permission to file a Second Amended Class Action Complaint in this case, which motion was subsequently granted. The Second Amended Class Action Complaint asserts previously unasserted claims, including aiding and abetting or participation in a fraudulent scheme based upon the large amount of deposits that the Stanford Entities held at BOH and the alleged knowledge of certain BOH officers. Given the new allegations, Independent Bank notified its insurance carriers of the claims made in the Second Amended Class Action Complaint. The insurance carriers have initially indicated that a “loss” has not yet occurred or that the claims are not covered by the policies. However, Independent Bank is continuing to pursue insurance coverage for these claims, as well as for the reimbursement of defense costs, through the initiation of litigation and other means.

Independent Bank believes that the claims made in this lawsuit are without merit and is vigorously defending this lawsuit. This is complex litigation involving a number of procedural matters and issues. As such, Independent Bank is unable to predict when this matter may be resolved and, given the uncertainty of litigation, the ultimate outcome of, or potential costs or damages arising from, this case.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Market Prices
From April 3, 2013 through December 31, 2013, the Company common stock was listed for trading on the NASDAQ Global Market under the symbol “IBTX.” On January 2, 2014, the Company common stock started trading on the NASDAQ Global Select Market. Quotations of the sales volume and the closing sales prices of the common stock of the Company are listed daily in the NASDAQ Global Select Market’s listings. As of February 24, 2016, there were 422 holders of record for the Company's common stock.
The following table sets forth, for the periods indicated, the high and low intraday sales prices for the Company common stock as reported by the NASDAQ Global Market:

	High	Low
Quarter ending March 31, 2016 (through February 24, 2016)	$34.95	$25.74

Quarter ended March 31, 2015	$39.45	$29.66
Quarter ended June 30, 2015	45.93	38.04
Quarter ended September 30, 2015	46.66	37.85
Quarter ended December 31, 2015	43.16	31.11

Quarter ended March 31, 2014	$59.96	$48.54
Quarter ended June 30, 2014	61.49	44.86
Quarter ended September 30, 2014	56.20	46.01
Quarter ended December 31, 2014	48.78	38.13

Dividends
Payment of Dividends on Common Stock. The following table summarizes the cash dividends paid on the Company's common stock for the interim period through February 24, 2016 and for the quarterly periods in the years ended December 31, 2015 and 2014.

Cash Dividends Declared per Share
For the Quarter Ending March 31, 2016 (through February 24, 2016)	$0.08

Quarter ended December 31, 2015	0.08
Quarter ended September 30, 2015	0.08
Quarter ended June 30, 2015	0.08
Quarter ended March 31, 2015	0.08

Quarter ended December 31, 2014	0.06
Quarter ended September 30, 2014	0.06
Quarter ended June 30, 2014	0.06
Quarter ended March 31, 2014	0.06
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
As a holding company, the Company is ultimately dependent upon its subsidiaries particularly Independent Bank, to provide funding for its operating expenses, debt service and dividends. Various banking laws applicable to Independent Bank limit the payment of dividends and other distributions by Independent Bank to the Company, and may therefore limit the Company’s ability to pay dividends on its common stock. Regulatory authorities could impose administratively stricter limitations on the ability of Independent Bank to pay dividends to the Company if such limits were deemed appropriate to preserve certain capital adequacy requirements.
Under the credit agreement between the Company and U.S. Bank National Association, or U.S. Bank, the Company cannot make any dividend payments without the prior written consent of U.S. Bank; provided, however, that, so long as no default under the credit agreement has occurred and is continuing, or will occur as a result of any such dividend, the Company may pay dividends and distributions to its shareholders as permitted by applicable governmental laws and regulations, including dividends with respect to the Company’s common stock.
Under the terms of the Company’s junior subordinated debentures held by the Company’s unconsolidated subsidiary trusts, if required payments on such junior subordinated debentures are not made or suspended, the Company would be prohibited from paying dividends on its common stock.
Payment of Dividends on Preferred Stock. During 2015, holders of the Company’s Series A preferred stock, which ranked senior to the Company’s common stock, were entitled to receive at the end of each quarterly dividend period an amount equal to one quarter of the applicable dividend rate (which rate is approximately 1% at December 31, 2015) multiplied by the liquidation amount per each share of Series A preferred stock, which liquidation amount is currently equal to $1,000 per share, or approximately $60,000 per quarter. In January 2016, the Company redeemed all 23,938.35 outstanding shares of its Series A preferred stock. As of February 24, 2016, the Company had no shares of preferred stock outstanding. The Company has the authority to issue shares of preferred stock in the future, which may include preferential dividend rights.
Recent Sales of Unregistered Securities
None.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of December 31, 2015, regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	N/A	373,512
Equity compensation plans not approved by security holders	—	N/A	—

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Performance Graph
The following Performance Graph compares the cumulative total shareholder return on the Company’s common stock for the period beginning at the close of trading on April 3, 2013 (the end of the first day of trading of the Company’s common stock on the NASDAQ Global Market) to December 31, 2015, with the cumulative total return of the S&P 500 Total Return Index and NASDAQ Bank Index for the same period. Dividend reinvestment has been assumed. The Performance Graph assumes $100 invested on April 3, 2013, in the Company’s common stock, the S&P 500 Total Return Index and NASDAQ Bank Index. The historical stock price performance for the Company’s common stock shown on the graph below is not necessarily indicative of future stock performance.
Comparison of Cumulative Total Return*
Among Independent Bank Group, Inc., the S&P 500 Index and the NASDAQ Bank Index

*	$100 invested on April 3, 2013, in stock or index, including investment of dividends. Fiscal year ended December 31.

	April 3, 2013	June 30, 2013	December 31, 2013	June 30, 2014	December 31, 2014	June 30, 2015	December 31, 2015
Independent Bank Group, Inc.	$100.00	$103.54	$169.65	$190.64	$134.10	$147.91	$110.76
S&P 500 Index	100.00	103.91	120.86	129.48	137.40	139.09	139.30
NASDAQ Bank Index	100.00	109.28	128.58	128.76	132.23	142.45	140.99

(Copyright © 2016 S&P Capital IQ. All rights reserved.)

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data of the Company for, and as of, the end of each of the years in the five-year period ended December 31, 2015, is derived from and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.
You should read the following financial information relating to the Company in conjunction with other information contained in this Annual Report on Form 10-K, including the information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7, beginning on page 36 and the consolidated financial statements of the Company and related accompanying notes included elsewhere in this Annual Report on Form 10-K. The Company’s historical results for any prior period are not necessarily indicative of results to be expected in any future period. As described elsewhere in this Annual Report on Form 10-K, the Company has consummated several acquisitions in recent fiscal periods. The results and other financial information of those acquired operations are not included in the information below for the periods prior to their respective acquisition dates and, therefore, the results for these prior periods are not comparable in all respects and may not be predictive of the Company’s future results.

	As of and for the Year Ended December 31,
(dollars in thousands except per share)	2015	2014	2013	2012	2011
Selected Income Statement Data
Interest income	$174,027	$140,132	$87,214	$71,890	$59,639
Interest expense	19,929	15,987	12,281	13,337	13,358
Net interest income	154,098	124,145	74,933	58,553	46,281
Provision for loan losses	9,231	5,359	3,822	3,184	1,650
Net interest income after provision for loan losses	144,867	118,786	71,111	55,369	44,631
Noninterest income	16,128	13,624	11,021	9,168	7,708
Noninterest expense	103,198	88,512	57,671	47,160	38,639
Income tax expense	19,011	14,920	4,661	—	—
Net income	38,786	28,978	19,800	17,377	13,700
Preferred stock dividends	240	169	—	—	—
Net income available to common shareholders	38,546	28,809	19,800	17,377	13,700
Pro forma net income (1) (unaudited)	n/a	n/a	16,174	12,147	9,357
Per Share Data (Common Stock)(2)
Earnings:
Basic	$2.23	$1.86	$1.78	$2.23	$2.00
Diluted (3)	2.21	1.85	1.77	2.23	2.00
Pro forma earnings:(1) (unaudited)
Basic	n/a	n/a	1.45	1.56	1.37
Diluted (3)	n/a	n/a	1.44	1.56	1.37
Dividends (4)	0.32	0.24	0.77	1.12	0.89
Book value (5)	32.79	30.35	18.96	15.06	12.55
Tangible book value (6)	17.85	16.15	15.89	11.19	10.53
Selected Period End Balance Sheet Data
Total assets	$5,055,000	$4,132,639	$2,163,984	1,740,060	$1,254,377
Cash and cash equivalents	293,279	324,047	93,054	102,290	56,654
Securities available for sale	273,463	206,062	194,038	113,355	93,991
Total loans (gross)	4,001,704	3,205,537	1,726,543	1,378,676	988,671
Allowance for loan losses	27,043	18,552	13,960	11,478	9,060
Goodwill and core deposit intangible	275,000	241,912	37,852	31,993	13,886
Other real estate owned	2,168	4,763	3,322	6,819	8,392
Adriatica real estate owned	—	—	—	9,727	16,065
Noninterest-bearing deposits	1,071,656	818,022	302,756	259,664	168,849
Interest-bearing deposits	2,956,623	2,431,576	1,407,563	1,131,076	861,635
Borrowings (other than junior subordinated debentures)	371,283	306,147	195,214	201,118	118,086
Junior subordinated debentures (7)	18,147	18,147	18,147	18,147	14,538
Series A Preferred Stock	23,938	23,938	—	—	—
Total stockholders’ equity	603,371	540,851	233,772	124,510	85,997

Selected Performance Metrics
Return on average assets(8)	0.88%	0.87%	1.04%	1.17%	1.16%
Return on average equity (8)	6.83	6.65	9.90	16.54	17.36
Return on average common equity (8)	7.13	6.89	9.90	16.54	17.36
Pro forma return on average assets(1) (8) (unaudited)	n/a	n/a	0.85	0.82	0.79
Pro forma return on average equity(1) (8) (unaudited)	n/a	n/a	8.09	11.56	11.86
Net interest margin (9)	4.05	4.19	4.30	4.40	4.42
Efficiency ratio (10)	60.62	64.25	67.10	69.64	71.57
Dividend payout ratio (11)	14.35	12.90	14.20	11.89	13.26
Credit Quality Ratios
Nonperforming assets to total assets	0.36%	0.36%	0.58%	1.59%	2.85%
Nonperforming loans to total loans (12)	0.37	0.32	0.53	0.81	1.14
Allowance for loan losses to nonperforming loans (12)	1.82	183.43	152.93	104.02	80.32
Allowance for loan losses to total loans	0.68	0.58	0.81	0.83	0.92
Net charge-offs to average loans outstanding (unaudited)	0.02	0.03	0.09	0.06	0.11
Capital Ratios
Common equity tier 1 capital to risk-weighted assets (13)	7.94%	n/a	n/a	n/a	n/a
Tier 1 capital to average assets	8.28	8.15%	10.71%	6.45%	6.89%
Tier 1 capital to risk-weighted assets (13)	8.92	9.83	12.64	8.22	8.59
Total capital to risk-weighted assets (13)	11.14	12.59	13.83	10.51	11.19
Total stockholders’ equity to total assets	11.94	13.09	10.80	7.16	6.86
Total common equity to total assets (14)	12.41	12.51	10.80	7.16	6.86
Tangible common equity to tangible assets (14)	6.37	7.07	9.21	5.42	5.81

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

(3)
The Company calculates its diluted earnings per share for each period shown as its net income divided by the weighted-average number of its common shares outstanding during the relevant period adjusted for the dilutive effect of its outstanding warrants to purchase shares of common stock. The increase in 2013 largely relates to the Company’s initial public offering, the increase in 2014 largely relates to shares issued in three acquisitions completed in 2014 and the increase in 2015 relates to shares issued in the acquisition completed in 2015.. See Note 1 to the Company’s consolidated financial statements appearing elsewhere in this Annual Report on Form 10 K for more information regarding the dilutive effect of its outstanding warrants and regarding certain nonvested shares of common stock, the effect of which is anti-dilutive. Earnings per share on a basic and diluted basis and pro forma earnings per share on a basic and diluted basis were calculated using the following outstanding share amounts:

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
Weighted average shares outstanding-basic	17,321,513	15,208,544	10,921,777	7,626,205	6,668,534
Weighted average shares outstanding-diluted	17,406,108	15,306,998	10,990,245	7,649,366	6,675,078

(4)
Dividends declared include quarterly cash distributions paid to the Company’s shareholders in the relevant period to provide them with funds to pay their federal income tax liabilities incurred as a result of the pass-through of the Company’s net taxable income for the first three months of the year ended December 31, 2013 and for each other such period shown to its shareholders as holders of shares in an S corporation for federal income tax purposes. The aggregate amounts of such cash distributions relating to the payment of tax liabilities were $0.00 per share, $0.00 per share, $0.52 per share, $0.85 per share and $0.63 per share for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

(5)
Book value per share equals the Company’s total common stockholders’ equity (excludes preferred stock) as of the date presented divided by the number of shares of its common stock outstanding as of the date presented. The number of shares of its common stock outstanding as of December 31, 2015, 2014, 2013, 2012 and 2011was 18,399,194 shares, 17,032,669 shares, 12,330,158 shares, 8,269,707 shares and 6,850,288 shares, respectively.

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

(13)
Prior to 2015, the Company calculated its risk-weighted assets using the standardized method of the Basel II Framework, as implemented by the Federal Reserve and the FDIC. Beginning January 1, 2015, the Company calculated its risk-weighted assets using the Basel III Framework. The common equity tier 1 capital to risk-weighted assets ratio was a new ratio required under the Basel III Framework, effective January 1, 2015. This ratio is not applicable for periods prior to January 1, 2015.

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

Overview
The Company was organized as a bank holding company in 2002. On January 1, 2009, the Company merged with Independent Bank Group Central Texas, Inc., and, since that time, the Company has pursued a strategy to create long-term shareholder value through organic growth and through selective acquisitions of complementary banking institutions with operations in the Company’s market areas or in new market areas, such as Houston, Texas. On April 8, 2013, the Company consummated the initial public offering of its common stock which is traded on the NASDAQ Global Select Market.
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
The Company intends for this discussion and analysis to provide the reader with information that will assist in understanding the Company’s financial statements, the changes in certain key items in those financial statements from period to period and the primary factors that accounted for those changes. This discussion relates to the Company and its consolidated subsidiaries and should be read in conjunction with the Company’s consolidated financial statements as of December 31, 2015 and 2014 and for the fiscal years ended December 31, 2015, 2014 and 2013, and the accompanying notes, appearing elsewhere in this Annual Report on Form 10-K. The Company’s fiscal year ends on December 31.

Certain Events Affect Year-over-Year Comparability
Acquisitions
During 2015, 2014 and 2013, the Company completed a total of five acquisitions. These acquisitions increased total assets, gross loans and deposits on their respective acquisition date as detailed below.

(dollars in millions)	Acquisition Date	Total Assets	Gross Loans	Deposits
Collin Bank	November 29, 2013	$168.3	$72.3	$111.7
Live Oak Financial Corp.	January 1, 2014	131.0	71.3	105.0
BOH Holdings, Inc.	April 15, 2014	1,188.9	785.2	820.8
Houston Community Bancshares, Inc.	October 1, 2014	350.7	194.9	303.1
Grand Bank *	November 1, 2015	620.2	273.6	523.7
* Estimated values subject to change pending final acquisition accounting adjustments

The Company issued an aggregate 6,016,599 shares of common stock in connection with these acquisitions. The comparability of the Company’s consolidated results of operations for the years ended December 31, 2015, 2014 and 2013 are affected by these acquisitions.
For more information on these acquisitions, see the Grow Through Acquisitions section as discussed in Part I, Item 1. Business.
The Company’s Initial Public Offering
The Company consummated the initial public offering of its common stock in April 2013. The period-over-period comparability of certain aspects of the Company’s results of operations and the changes in the Company’s financial condition from December 31, 2013, to December 31, 2015, are affected by the issuance of 3,680,000 shares of the Company’s common stock in that offering and the Company’s receipt of the net proceeds of the sale of those shares of the Company’s common stock. In particular, the period-over-period comparability of the Company’s earnings per share and return on equity is affected by such issuance of the shares in its initial public offering.
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

Discussion and Analysis of Results of Operations
The following discussion and analysis of the Company’s results of operations compares its results of operations for the year ended December 31, 2015, with its results of operations for the year ended December 31, 2014, and its results of operations for the year ended December 31, 2013.
Results of Operations
The Company’s net income available to common shareholders increased by $9.7 million, or 33.8%, to $38.5 million ($2.21 per common shares on a diluted basis) for the year ended December 31, 2015, from $28.8 million ($1.85 per common share on a diluted basis) for the year ended December 31, 2014. The increase resulted from a $30.0 million increase in net interest income and a $2.5 million increase in noninterest income, partially offset by a $3.9 million increase in the provision for loan losses, a $14.7 million increase in noninterest expense and a $4.1 million increase in income tax expense. The Company’s net income for the year ended December 31, 2015, and, therefore, the Company’s return on average assets and the Company’s return on average equity, were adversely affected by $1.4 million of acquisition-related expenses. The Company posted returns on average common equity of 7.13% and 6.89%, returns on average assets of 0.88% and 0.87%, and efficiency ratios of 60.62% and 64.25% for the fiscal years ended December 31, 2015, and 2014, respectively. The efficiency ratio is calculated by dividing total noninterest expense (which does not include the provision for loan losses) by net interest income plus noninterest income. The Company’s dividend payout ratio was 14.35% and12.90% and the equity to assets ratio was 12.41% and 13.09% for the years ended December 31, 2015 and 2014, respectively.
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
The Company earned net interest income of $154.1 million for the year ended December 31, 2015, an increase of $30.0 million, or 24.1%, from $124.1 million for the year ended December 31, 2014. The increase in net interest income was primarily due to growth of the Company’s average interest-earning assets during the year. The Company’s net interest margin for 2015 decreased to 4.05% from 4.19% in 2014, and the Company’s interest rate spread for 2015 decreased to 3.89% from the 4.03% interest rate spread for 2014. The average balance of interest-earning assets for 2015 increased by $846.4 million, or 28.6%, to $3.8 billion from an average balance of $3.0 billion for 2014. The increases in interest-earning assets during the year was primarily due to organic loan growth but also in part due to the acquisition that the Company completed in November 2015. The Company’s net interest margin for the year ended December 31, 2015 was adversely affected by a 16 basis point decline in the weighted-average yield on interest-earning assets to 4.57% for the year ended December 31, 2015, from 4.73% for the year ended December 31, 2014. This decline in yield resulted from changes in market interest rates and the competitive landscape in the Company's lending area.
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

Average Balance Sheet Amounts, Interest Earned and Yield Analysis.  The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the fiscal years ended December 31, 2015, 2014 and 2013. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances.

	For The Years Ended December 31,
	2015			2014			2013
	Average Outstanding Balance (1)	Interest	Yield/ Rate	Average Outstanding Balance (1)	Interest	Yield/ Rate	Average Outstanding Balance (1)	Interest	Yield/ Rate
(dollars in thousands)
Interest-earning assets:
Loans (1)	$3,456,128	$169,504	4.90%	$2,628,667	$135,461	5.15%	$1,502,817	$84,350	5.61%
Taxable securities	139,924	2,168	1.55	174,578	2,803	1.61	95,259	1,516	1.59%
Nontaxable securities	69,112	1,783	2.58	57,825	1,429	2.47	31,247	1,024	3.28%
Federal funds sold and other	141,374	572	0.40	99,083	439	0.44	112,841	324	0.29%
Total interest-earning assets	3,806,538	$174,027	4.57	2,960,153	$140,132	4.73	1,742,164	$87,214	5.01%
Noninterest-earning assets	589,014			369,449			158,748
Total assets	$4,395,552			$3,329,602			$1,900,912
Interest-bearing liabilities:
Checking accounts	$1,297,948	$5,649	0.44	$1,052,528	$4,797	0.46	$734,475	$3,826	0.52
Savings accounts	143,476	263	0.18	129,707	345	0.27	114,699	373	0.33
Money market accounts	319,982	829	0.26	123,392	347	0.28	50,661	135	0.27
Certificates of deposit	842,087	5,283	0.63	674,556	4,048	0.60	334,269	2,640	0.79
Total deposits	2,603,493	12,024	0.46	1,980,183	9,537	0.48	1,234,104	6,974	0.57
FHLB advances	225,934	3,077	1.36	242,695	3,678	1.52	165,354	3,303	2.00
Notes payable, repurchase agreements and other borrowings	78,074	4,289	5.49	40,179	2,230	5.55	17,255	1,461	8.47
Junior subordinated debentures	18,147	539	2.97	18,147	542	2.99	18,147	543	2.99
Total interest-bearing liabilities	2,925,648	19,929	0.68	2,281,204	15,987	0.70	1,434,860	12,281	0.86
Noninterest-bearing checking accounts	895,789			601,764			259,432
Noninterest-bearing liabilities	9,688			11,152			6,626
Stockholders’ equity	564,427			435,482			199,994
Total liabilities and equity	$4,395,552			$3,329,602			$1,900,912
Net interest income		$154,098			$124,145			$74,933
Interest rate spread			3.89%			4.03%			4.15%
Net interest margin (2)			4.05			4.19			4.30
Average interest earning assets to interest bearing liabilities			130.11			129.76			121.42

(1)	Average loan balances include nonaccrual loans.

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

	For the Fiscal Year Ended December 31, 2015 vs. 2014			For the Fiscal Year Ended December 31, 2014 vs. 2013
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
(dollars in thousands)	Volume	Rate		Volume	Rate
Interest-earning assets
Loans	$40,856	$(6,813)	$34,043	$58,527	$(7,416)	$51,111
Taxable securities	(540)	(95)	(635)	1,273	14	1,287
Nontaxable securities	289	65	354	705	(300)	405
Federal funds sold and other	174	(41)	133	(43)	158	115
Total interest-earning assets	40,779	(6,884)	33,895	60,462	(7,544)	52,918
Interest-bearing liabilities
Checking accounts	$1,076	$(224)	$852	$1,496	$(525)	$971
Savings accounts	34	(116)	(82)	45	(73)	(28)
Limited access money market accounts	511	(29)	482	204	8	212
Certificates of deposit	1,044	191	1,235	2,165	(757)	1,408
Total deposits	2,665	(178)	2,487	3,910	(1,347)	2,563
FHLB advances	(244)	(357)	(601)	1,299	(924)	375
Notes payable, repurchase agreements and other borrowings	2,082	(23)	2,059	1,410	(641)	769
Junior subordinated debentures	—	(3)	(3)	—	(1)	(1)
Total interest-bearing liabilities	4,503	(561)	3,942	6,619	(2,913)	3,706
Net interest income	$36,276	$(6,323)	$29,953	$53,843	$(4,631)	$49,212

As a result of the current interest rate environment and competitive pressure in the market, yields on the loans the Company makes may decline in future periods. The Company intends to mitigate the effect of any such decreases on the Company’s results of operations by growing the Company’s loan portfolio and managing the liability side of the Company’s balance sheet.

Interest Income. The Company’s total interest income increased $33.9 million, or 24.2%, to $174.0 million for the year ended December 31, 2015, from $140.1 million for the year ended December 31, 2014. The Company’s total interest income increased $52.9 million, or 60.7%, to $140.1 million for the fiscal year ended December 31, 2014 from $87.2 million for the fiscal year ended December 31, 2013. The following tables set forth the major components of the Company’s interest income for the fiscal years ended December 31, 2015, 2014 and 2013 and the period-over-period variations in such categories of interest income:

(dollars in thousands)	For the Fiscal Year Ended December 31,		Variance	For the Fiscal Year Ended December 31,		Variance
	2015	2014	2015 v. 2014	2014	2013	2014 v. 2013
Interest income
Interest and fees on loans	$169,504	$135,461	$34,043	$135,461	$84,350	$51,111
Interest on taxable securities	2,168	2,803	(635)	2,803	1,516	1,287
Interest on nontaxable securities	1,783	1,429	354	1,429	1,024	405
Interest on federal funds sold and other	572	439	133	439	324	115
Total interest income	$174,027	$140,132	$33,895	$140,132	$87,214	$52,918
The 25.1% increase in the Company’s interest and fees on loans for the year ended December 31, 2015, from the year ended December 31, 2014 was primarily attributable to a $827.5 million increase in the average balance of the Company’s loans to $3.5 billion during the fiscal year ended 2015 as compared with the average balance of $2.6 billion for the fiscal year ended

2014. The increase primarily resulted from organic growth in the Company’s loan portfolio but also in part from the Company’s acquisition of $273.6 million of loans in the Grand Bank transaction on November 1, 2015.
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
The interest the Company earned on taxable securities, which consists primarily of government agency and residential pass-through securities, decreased by 22.7% during 2015 as a result of a decrease in the average portfolio balance from $174.6 million during 2014 to $139.9 million during 2015 due to paydowns and maturities of securities, along with several sales of securities during the year. The interest the Company earned on taxable securities increased 84.9% for the year ended December 31, 2014, due primarily to an 83.3% increase in the average balance of taxable securities from $95.3 million for the year ended December 31, 2013 to $174.6 million for the year ended December 31, 2014.
The interest the Company earned on nontaxable securities during 2015 increased by 24.8% from 2014 primarily as a result of an increase in the average portfolio balance from $57.8 million for the year ended December 31, 2014 to $69.1 million for the year ended December 31, 2015. The interest the Company earned on nontaxable securities during the fiscal year ended 2014 increased by 39.6% from 2013 primarily as a result of an increase in the average portfolio balance from $31.2 million for the year ended December 31, 2013 to $57.8 million for the year ended December 31, 2014.

Interest Expense. Total interest expense on the Company’s interest-bearing liabilities increased $3.9 million, or 24.7%, to $19.9 million for the year ended December 31, 2015, from $16.0 million in the prior year. Total interest expense on the Company’s interest-bearing liabilities increased $3.7 million, or 30.2%, to $16.0 million for 2014 from $12.3 million for 2013. The following table sets forth the major components of the Company’s interest expense for the fiscal years ended December 31, 2015, 2014 and 2013 and the period-over-period variations in such categories of interest expense:

(dollars in thousands)	For the Fiscal Year Ended December 31,		Variance	For the Fiscal Year Ended December 31,		Variance
	2015	2014	2015 v. 2014	2014	2013	2014 v. 2013
Interest Expense
Interest on deposits	$12,024	$9,537	$2,487	$9,537	$6,974	$2,563
Interest of FHLB advances	3,077	3,678	$(601)	3,678	3,303	375
Interest on notes payable, repurchase agreements and other borrowings	4,289	2,230	$2,059	2,230	1,461	769
Interest on junior subordinated debentures	539	542	$(3)	542	543	(1)
Total interest expense	$19,929	$15,987	$3,942	$15,987	$12,281	$3,706
Interest expense on deposits for 2015 increased by $2.5 million, or 26.1%, primarily as a result of a 31.5% increase in the average balance on the Company’s interest-bearing deposit accounts from $2.0 billion in 2014 to $2.6 billion in 2015. The increase in average balances during this time was both due to organic growth and growth through accounts acquired in the Grand Bank transaction. This increase was partially offset by a two basis point decrease in the weighted-average rate of interest the Company paid on the Company’s deposits during the year from 0.48% to 0.46%. This decrease in cost of funds for this source of funding primarily resulted from lower market interest rates and the 34.9% increase in the portion of deposits represented by average balance of interest-bearing checking, savings and limited access money market accounts, on which the Company typically pays lower rates than those the Company pays on its certificates of deposit.
Interest expense on deposits for 2014 increased by $2.6 million, or 36.8%, primarily as a result of a 60.5% year-over-year increase in the Company’s average balance on the Company’s interest-bearing deposit accounts attributable to the Company’s three acquisitions in 2014 and organic deposit growth. This increase was partially offset by a nine basis point decrease in the weighted-average rate of interest the Company paid on the Company’s deposits. The average rate on the Company’s deposits decreased by 9 basis points to 0.48% on average interest-bearing deposits of $2.0 billion for the fiscal year ended 2014, from 0.57% on average interest-bearing deposits of $1.2 billion for the fiscal year ended 2013. This decrease in cost of funds for this source of funding primarily resulted from lower market interest rates and the 45.1% increase in the portion of deposits represented by average balance of interest-bearing checking, savings and limited access money market accounts, on which the Company typically pays lower rates than those the Company pays on its certificates of deposit.

Interest expense on FHLB advances for 2015 decreased by $601 thousand, or 16.3%, due primarily to a lower average balance of such advances over the period, from $242.7 million in 2014 to $225.9 million in 2015.
Interest expense on FHLB advances for 2014 increased by $375 thousand, or 11.4%, due primarily to a higher average balance of such advances. The average balance of the Company’s FHLB advances increased by $77.3 million primarily as a result of the assumption of $95.0 million of FHLB advances in the Company’s acquisition of BOH Holdings in April 2014.
Interest expense on repurchase agreements and other borrowings for 2015 increased by $2.1 million, or 92.3%, primarily as a result of a higher average balance of such borrowings. This is due to an increase in the average balance of the Company’s subordinated debentures which were outstanding the whole year. The Company issued $65 million of subordinate debt in a public offering in July 2014 so the 2015 average balance and interest paid included a full year compared to half of the year in 2014. Interest expense on this subordinate debt totaled $3.8 million in 2015 compared to $1.9 million in 2014. This increase in interest expense was partially offset by the effect of the repayment of $1.9 million in principal amounts of subordinated debt due to individuals.
Interest expense on repurchase agreements and other borrowings for the fiscal year ended 2014 increased by $769 thousand, or 52.6%, primarily as a result of a higher average balance of such borrowings. The average balance of the Company’s notes payable and other borrowings increased by $22.9 million primarily as a result of an increase in the Company’s subordinated debentures. The Company issued $65 million of subordinate debt in a public offering in July 2014 to fund the cash portion of the acquisition of Houston City Bancshares and to provide additional capital to the Bank to support growth. Interest expense on this subordinate debt totaled $1.9 million for the year ended December 31, 2014. This increase in interest expense was partially offset by the effect of the repayment of $15.7 million in principal amount of notes payable and $13.1 million in principal amount of subordinated debt during the year ended December 31, 2013.
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
The Company increased its allowance for loan losses to $27.0 million at December 31, 2015, by making provisions for loan losses totaling $9.2 million during the year ended December 31, 2015. This is an increase of $3.9 million, or 72.3% in provision expense over the total provision expense of $5.4 million made by the Company in 2014. The increase in provision expense is primarily due to organic growth during the year as well as an increase in general reserves for the energy portfolio in recognition of continued declines and uncertainties in commodity prices. Increased specific reserves of $2.7 million on certain energy loans in the portfolio also contributes to the overall increase in provision expense during the year. Offsetting the increase to the allowance balance were charge-offs totaling $740 thousand for 2015, which is 0.02% of the Company's average loans outstanding during the period.
The Company increased the Company’s allowance for loan losses to $18.6 million as of December 31, 2014, by making provisions for loan losses totaling $5.4 million in the fiscal year ended December 31, 2014, which was a $1.5 million, or 40.2%, increase over the provision for loan losses of $3.8 million the Company made in the fiscal year ended December 31, 2013. The increase in the Company’s allowance for loan losses was made as a result organic growth in the Company’s loan portfolio during the year. The effect of the provision for loan losses in the fiscal year ended December 31, 2014, on the Company’s allowance for loan losses was partially offset by net charge-offs for that period of $767 thousand, which net charge-offs were .03% of the Company’s average loans outstanding during such period. The effect of the provision for loan losses in fiscal year ended December 31, 2013, had been partially offset by net charge-offs of $1.3 million during that period. The Company’s net charge-offs were lower in the fiscal year ended December 31, 2014, as a result of improvement in the quality of the Company’s loan portfolio.
The balance of the provision for loan losses was made based on the Company’s assessment of the credit quality of the Company’s loan portfolio and in view of the amount of the Company’s net charge-offs in that period. The Company did not make any provision for loan losses with respect to the loans acquired in the Company’s acquisition completed in 2015 because, in accordance with acquisition accounting standards, the Company recorded the loans acquired in those acquisitions at fair value and determined that the Company’s fair value adjustments appropriately reflected the probability of losses on those loans as of the acquisition date. The Company does not believe there has been any deterioration of credit of these acquired loans since these acquisitions and has not recorded a subsequent provision. For the three acquisitions completed in 2014, the Company has begun phasing the acquired portfolios into the allowance allocation as acquired loans are being renewed.

Noninterest Income
The following table sets forth the major components of noninterest income for the fiscal years ended December 31, 2015, 2014 and 2013 and the period-over-period variations in such categories of noninterest income:

	For the Fiscal Year Ended December 31,		Variance	For the Fiscal Year Ended December 31,		Variance
(dollars in thousands)	2015	2014	2015 v. 2014	2014	2013	2014 v. 2013
Noninterest Income
Service charges on deposit accounts	$7,982	$6,009	$1,973	$6,009	$4,841	$1,168
Mortgage fee income	5,269	3,953	1,316	3,953	3,743	210
Gain on sale of loans	116	1,078	(962)	1,078	—	1,078
Gain on sale of other real estate	290	71	219	71	1,507	(1,436)
Gain on sale of securities available for sale	134	362	(228)	362	—	362
Loss on sale of premises and equipment	(358)	(22)	(336)	(22)	(18)	(4)
Increase in cash surrender value of bank owned life insurance	1,077	972	105	972	348	624
All other noninterest income	1,618	1,201	417	1,201	600	601
Total noninterest income	$16,128	$13,624	$2,504	$13,624	$11,021	$2,603
Noninterest income increased $2.5 million, or 18.4%, to $16.1 million for the fiscal year ended 2015 from $13.6 million for fiscal the year ended 2014. Total noninterest income increased $2.6 million, or 23.6%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. Significant changes in the components of noninterest income are discussed below.
Service Charges.  Service charges on deposit accounts increased $2.0 million, or 32.8%, for the year ended December 31, 2015, as compared to the same period in 2014. The increase in service charge income is due to an increase in deposit accounts due primarily to acquisition growth in 2014 and 2015. Service charges on deposit accounts for the year ended December 31, 2014 increased $1.2 million, or 24.1%, compared to the year ended December 31, 2013. The increase during 2014 is due to an increase in deposits accounts primarily due to acquisition activity in late 2013 and 2014.
Mortgage Fee Income.  Mortgage fee income for the year ended December 31, 2015 increased $1.3 million, or 33.3%, over the same period in 2014. This increase is due to increased home purchase activity in our Austin and north Texas markets, as well as added commissioned producers in our mortgage group. Mortgage fee income for the year ended December 31, 2014 increased $210 thousand, or 5.6%, compared to the comparable period in 2013. This slight increase from 2013 is due to increased mortgage activity during the second half of 2014 due to stabilized mortgage rates and introduction of the mortgage product in our Houston branches.
Gain on Sale of Loans. Gain on sale of loans for the year ended December 31, 2015 and 2014 totaled $116 thousand and $1.1 million, respectively. During 2015, the Company sold its indirect lending portfolio, which resulted in the $116 thousand gain while in 2014, the SBA loan portfolio totaling $12.0 million that the Company acquired in the BOH Holdings acquisition was sold resulting in the $1.1 million gain. No such sales occurred in 2013.
Gain on Sale of Other Real Estate.  Gains on sale of other real estate were $290 thousand, $71 thousand and $1.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. The large gain in 2013 relates to several sales of property including the remaining Adriatica property, on which the Company recognized a $1.3 million gain.
Gain on Sale of Securities Available for Sale. The gain on sale of securities available for sale totaled $134 thousand and $362 thousand for the years ended December 31, 2015 and 2014, respectively, due the Company's decision to sell a portion of their pass-through securities to take advantage of a favorable position in the market and position the portfolio for reduced interest rate risk. There were no sales during 2013.

Loss on Sale of Premises and Equipment.  Loss on sale of premises and equipment totaling $358 thousand for the year ended December 31, 2015 was primarily due to a loss recognized on the sale of the Company's aircraft. Loss on sale of premises and equipment was minimal for 2014 and 2013.
Increase in Cash Surrender Value of Bank Owned Life Insurance. The increase in cash surrender value of bank owned life insurance increased $105 thousand, or 10.8% from $972 thousand in 2014 to $1.1 million in 2015. The increase is due to insurance contracts acquired in the BOH transaction in April 2014 earning interest for a full year in 2015 compared to just since the acquisition date as was the case in the prior year. Increase in earnings on bank owned life insurance increased $624 thousand, or 179.3%, for the year ended December 31, 2014, compared to the same period in 2013. The increase in earnings is due to insurance policies acquired in the BOH Holdings acquisition in April 2014.
Other Noninterest Income. Other noninterest income for the year ended December 31, 2015, increased $417 thousand, or 34.7%, compared to the same period in 2014. The increase is primarily due to increased earning credits on correspondent accounts and an increase in wealth management fees over the prior year. Other noninterest income increased $601 thousand, or 100.2%, for the year ended December 31, 2014 compared to the same period in 2013. The increase is directly related to the addition of the wealth management group in 2014 as well as increased fee income related to the four acquisitions by the Company completed in November 2013, January 2014, April 2014 and October 2014.

Noninterest Expense
Noninterest expense increased $14.7 million, or 16.6%, to $103.2 million for the year ended 2015 from $88.5 million for the year ended 2014. The increase from 2014 to 2015 is primarily due to increases in salaries and benefits expenses, occupancy expenses, data processing expenses and other noninterest expenses due to organic growth within the Company but also due to a full year or expenses from prior acquisitions and also in part due to the acquisition of Grand Bank in November 2015. Offsetting the overall increase is a decrease to acquisition expenses of $2.2 million. The lower amount in 2015 is due to less acquisition activity. with only one acquisition in 2015 compared to three acquisitions in 2014.
Noninterest expense increased $30.8 million, or 53.5%, for the year ended December 31, 2014, compared to the comparable period in 2013. The increase from 2013 to 2014 is primarily due to increases in salaries and benefits expenses, occupancy expenses, professional fees expenses, acquisition expenses and other noninterest expenses related to completed acquisitions in November 2013, January 2014, April 2014 and October 2014.
The following table sets forth the major components of the Company’s noninterest expense for the years ended December 31, 2015, 2014 and 2013, and the period-over-period variations in such categories of noninterest expense:

	For the Year Ended December 31,		Variance	For the Year Ended December 31,		Variance
(dollars in thousands)	2015	2014	2015 v. 2014	2014	2013	2014 v. 2013
Noninterest Expense
Salaries and employee benefits	$60,541	$52,337	$8,204	$52,337	$31,836	$20,501
Occupancy	16,058	13,250	2,808	13,250	9,042	4,208
Data processing	3,384	2,080	1,304	2,080	1,347	733
FDIC assessment	2,259	1,797	462	1,797	500	1,297
Advertising and public relations	1,038	835	203	835	684	151
Communications	2,219	1,787	432	1,787	1,385	402
Other real estate owned expense, net	169	232	(63)	232	485	(253)
Net expenses of operations of IBG Adriatica	—	23	(23)	23	806	(783)
Impairment of other real estate	35	22	13	22	549	(527)
Core deposit intangible amortization	1,555	1,281	274	1,281	703	578
Professional fees	3,191	2,567	624	2,567	1,298	1,269
Acquisition expense, including legal	1,420	3,626	(2,206)	3,626	1,956	1,670
Other	11,329	8,675	2,654	8,675	7,080	1,595
Total noninterest expense	$103,198	$88,512	$14,686	$88,512	$57,671	$30,841

Salaries and Employee Benefits.  Salaries and employee benefits expense, which historically has been the largest component of the Company’s noninterest expense, increased $8.2 million, or 15.7%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase was primarily attributable to an increase in the number of the Company’s full-time equivalent employees from 511 to 587, which resulted primarily from organic growth within the Company during the year but also in part due to employees acquired in the Grand Bank transaction. Salaries and employee benefits expense increased $20.5 million, or 64.4%, for the year ended December 31, 2014, compared to the same period in 2013. The increase was primarily attributable to an increase in the number of the Company’s full-time equivalent employees from 340 to 511, which primarily resulted from the three acquisitions the Company completed in January 2014, April 2014 and October 2014, as well as the addition of new lending personnel. In addition, there was approximately $4.0 million in compensation paid to certain Bank of Houston officers that entered into employment agreements with the Company during the second quarter of 2014.
Occupancy Expense.  Occupancy expense increased $2.8 million, or 21.2%, for the year ended December 31, 2015 compared to the same period in 2014 and increased $4.2 million, or 46.5%, for the year ended December 31, 2014 compared to the same period in 2013. The increases resulted from higher maintenance contract expenses, building lease expenses and property taxes, attributable primarily to the five acquisitions completed in the three year period. Two branches were added in late 2015, eleven branches were added in 2014 and one branch was added in 2013 as a result of the acquisitions during those years. In addition, the increase in 2014 was due to the Company's new Austin building in May 2013 as there were occupancy expenses for a full year in 2014 compared to half a year in 2013.
Data Processing. Data processing fees increased $1.3 million, or 62.7%, for the year ended December 31, 2015, compared to the same period in 2014 and increased $733 thousand, or 54.4% for the year ended December 31, 2014 compared to the same period in 2013. The change is due to increased online banking fees and other costs related directly to an increase in accounts as well as added employees and locations over the same period prior year, related both to organic growth and growth through acquisitions.
FDIC Assessment.  FDIC assessment expense increased $462 thousand, or 25.7%, for the year ended December 31, 2015, compared to the same period in 2014 and increased $1.3 million, or 259.4% for the year ended December 31, 2014 compared to the same period in 2013 . The increase is due to a higher assessment associated with an increase in deposit accounts, both due to organic growth and growth through acquisitions. In addition, the increase from 2013 to 2014 is due to a non-recurring refund of $504 thousand of the Company's prepaid assessment during the second quarter of 2013.
Professional Fees. Professional fees increased $624 thousand, or 24.3%, for the year ended December 31, 2015, over the same period in 2014 and increased $1.3 million, or 97.8% for the year ended December 31, 2014 compared to the same period in 2013. The increase in 2015 is primarily due to increased legal fees on existing litigation inherited in the BOH transaction. The increase in 2014 over 2013 is due to an increase in attorney and accountants fees related to more SEC filings in 2014 including, the Company's annual report, proxy, shelf and other registration statements.
Acquisition Expense.  Acquisition expense is primarily legal, advisory and accounting fees associated with services to facilitate the acquisition of other banks. Acquisition expenses also include data processing conversion costs. Total acquisition expenses for the year ended December 31, 2015, decreased $2.2 million, or 30.6% over the same period in 2014. The total acquisition expense in 2014 increased $1.7 million, or 85.4% over the same period in 2013. The change in the respective period is directly related to the acquisition activity in those periods. The Company closed one acquisition in 2015, three acquisitions in 2014 and one in 2013.
Other.  Other noninterest expense for the year ended December 31, 2015 increased by $2.7 million, or 30.6%, compared to the same period in 2014. Other noninterest expense increased by $1.6 million, or 22.5%, for the year ended December 31, 2014, compared to the same period in 2013. The majority of the increase for each period relates to general increases in operations due to organic growth within the Company as well as acquisition activity occurring in November 2015, October 2014, April 2014, January 2014 and November 2013.

Income Tax Expense
Income tax expense was $19.1 million for the year ended December 31, 2015, which is an effective tax rate of 32.9%. Income tax expense was $14.9 million for the year ended December 31, 2014, which is an effective tax rate of 34.0%. The increased rate for 2014 was due to the effect of certain non-deductible acquisition expenses during the year due to increased acquisition activity. Income tax expense was $4.7 million for the year ended December 31, 2013 and includes the initial deferred tax asset recorded on April 1, 2013, that resulted in a credit to income tax expense of $1.8 million. As a result of its prior status as an S corporation as discussed above, the Company had no federal tax expense for the quarters ended on or prior to March 31, 2013. The Company was not subject to income tax expense until April 1, 2013, the date which it became a taxable entity. The Company has determined that had it been taxed as a C corporation and paid federal income taxes in the periods ended prior to April 1, 2013, its federal tax rate would have been 33.9% for the year ended December 31, 2013. On a pro forma basis, the Company’s federal income tax expense would have been $8.3 million for the year ended December 31, 2013, resulting in pro forma net income, after federal taxes, for that period of $16.2 million.
No valuation allowance for deferred tax assets was recorded at December 31, 2015, 2014 or 2013, as management believes it is more likely than not that all of the deferred tax assets will be realized.

Quarterly Financial Information
The following table presents certain unaudited consolidated quarterly financial information regarding the Company’s results of operations for the quarters ended December 31, September 30, June 30 and March 31 in the years ended December 31, 2015 and 2014. This information should be read in conjunction with the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2015 and December 31, 2014 appearing elsewhere in this Annual Report on Form 10-K.

	Quarter Ended 2015
	December 31	September 30	June 30	March 31
(dollars in thousands, except per share data)	(unaudited)
Interest Income	$47,414	$43,130	$42,747	$40,736
Interest Expense	5,263	5,041	4,967	4,658
Net Interest Income	42,151	38,089	37,780	36,078
Provision for loan losses	1,970	3,932	1,659	1,670
Net interest income after provision for loan losses	40,181	34,157	36,121	34,408
Noninterest income	4,254	3,799	4,109	3,966
Noninterest expense	28,527	25,830	24,455	24,386
Income before income taxes	$15,908	$12,126	$15,775	$13,988
Provision for income taxes	5,347	3,924	5,204	4,536
Net income	$10,561	$8,202	$10,571	$9,452
Preferred stock dividends	60	60	60	60
Net income available to common shareholders	$10,501	$8,142	$10,511	$9,392
Comprehensive income	$10,080	$9,120	$9,215	$10,350
Basic earnings per share	$0.58	$0.48	$0.61	$0.55
Diluted earnings per share	0.58	0.47	0.61	0.55

	Quarter Ended 2014
	December 31	September 30	June 30	March 31
(dollars in thousands, except per share data)	(unaudited)
Interest income	$42,952	$36,940	$35,078	$25,162
Interest expense	4,777	4,509	3,674	3,027
Net interest income	38,175	32,431	31,404	22,135
Provision for loan losses	1,751	976	1,379	1,253
Net interest income after provision for loan losses	36,424	31,455	30,025	20,882
Noninterest income	3,961	4,210	3,119	2,334
Noninterest expense	24,931	22,162	25,343	16,076
Income before income taxes	$15,454	$13,503	$7,801	$7,140
Provision for income taxes	5,356	4,543	2,682	2,339
Net income	$10,098	$8,960	$5,119	$4,801
Preferred stock dividends	60	60	49	—
Net income available to common shareholders	$10,038	$8,900	$5,070	$4,801
Comprehensive income	$10,385	$9,225	$6,521	$6,380
Basic earnings per share	$0.59	$0.54	$0.32	$0.38
Diluted earnings per share	0.59	0.54	0.32	0.38

Discussion and Analysis of Financial Condition
The following discussion and analysis of the Company’s financial condition discusses and analyzes the financial condition of the Company as of December 31, 2015 and 2014 and certain changes in that financial condition from December 31, 2014, to December 31, 2015, and from December 31, 2013, to December 31, 2014.
Assets
The Company's total assets increased by $922.4 million, or 22.3%, to $5.1 billion as of December 31, 2015 from $4.1 billion at December 31, 2014. The growth during the year was due to both organic growth and growth through the acquisition of Grand Bank in November 2015. The Company’s total assets increased by $2.0 billion, or 91.0%, to $4.1 billion as of December 31, 2014, from $2.2 billion as of December 31, 2013, primarily due to the acquisition of $1.7 billion of total assets from the Company’s three acquisitions in 2014 and organic growth.
Loan Portfolio
The Company’s loan portfolio is the largest category of the Company’s earning assets. As of December 31, 2015, the Company's loan portfolio, net of the allowance for loan losses, totaled $4.0 billion, which is an increase of 24.7% over total loans, net of the allowance for loan losses at December 31, 2014. The increase is primarily due to organic growth, but also due to $273.6 million acquired in the Grand Bank acquisition in November 2015. As of December 31, 2014, loans, net of the allowance for loan losses, totaled $3.2 billion, which is an increase of 86.1% over the total at December 31, 2013. The increase is due to both organic growth and approximately $1.05 billion due to loans acquired in the Company's three acquisitions during 2014.
The following table presents the balance and associated percentage of each major category in the Company’s loan portfolio as of December 31, 2015, 2014, 2013, 2012 and 2011:

	2015		2014		2013		2012		2011
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial	$731,818	18.3%	$672,052	21.0%	$241,178	14.0%	$169,882	12.3%	$127,827	12.9%
Real estate:
Commercial	1,949,734	48.7	1,450,434	45.2	843,436	48.9	648,494	47.0%	470,820	47.6
Commercial construction, land and land development	419,611	10.5	334,964	10.5	130,320	7.5	97,329	7.1%	79,063	8.0
Residential (1)	620,289	15.5	518,478	16.2	342,037	19.8	315,349	22.9%	222,929	22.6
Single family interim construction	187,984	4.7	138,278	4.3	83,144	4.8	67,920	4.9%	24,592	2.5
Agricultural	50,178	1.3	38,822	1.2	40,558	2.3	40,127	2.9%	34,923	3.5
Consumer	41,966	1.0	52,267	1.6	45,762	2.7	39,502	2.9%	28,437	2.9
Other	124	—	242	—	108	—	73	—	80	—
	4,001,704	100.0%	3,205,537	100.0%	1,726,543	100.0%	1,378,676	100.0%	988,671	100.0%
Deferred loan fees	(1,553)		(487)		—		—		—
Allowance for loan losses	(27,043)		(18,552)		(13,960)		(11,478)		(9,060)
Total loans, net	$3,973,108		$3,186,498		$1,712,583		$1,367,198		$979,611
(1) Includes mortgage loans held for sale as of December 31, 2015, 2014, 2013, 2012 and 2011 of $12.3 million, $4.5 million, $3.4 million, $9.2 million and$3.0 million, respectively.

Gross loans increased $796.2 million, or 24.8%, to $4.0 billion at December 31, 2015 from $3.2 billion at December 31, 2014. Gross loans increased $1.5 billion, or 85.7%, to $3.2 billion at December 31, 2014, from $1.7 billion at December 31, 2013. The loan growth is as a result of the organic growth of the Company’s loan portfolio and the Company’s acquisition activity, one in 2015 and three in 2014.
The following table sets forth the contractual maturities, including scheduled principal repayments, of the Company’s loan portfolio (which includes balloon notes) and the distribution between fixed and adjustable interest rate loans as of

December 31, 2015:

As of December 31, 2015	Within One Year		One Year to Five Years		After Five Years		Total
(dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate
Commercial	$66,747	$248,057	$159,315	$189,182	$31,592	$36,925	$257,654	$474,164
Real estate:
Commercial real estate	69,710	22,207	702,773	282,557	229,634	642,853	1,002,117	947,617
Commercial construction, land and land development	60,506	36,842	114,483	115,514	31,672	60,594	206,661	212,950
Residential real estate	69,800	14,185	216,092	16,168	178,501	125,543	464,393	155,896
Single family interim construction	72,666	84,234	3,918	9,695	13,381	4,090	89,965	98,019
Agricultural	7,100	5,321	18,198	3,237	1,574	14,748	26,872	23,306
Consumer	16,572	3,901	17,705	2,629	978	181	35,255	6,711
Other	124	—	—	—	—	—	124	—
Total loans	$363,225	$414,747	$1,232,484	$618,982	$487,332	$884,934	$2,083,041	$1,918,663

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
The Company’s commercial loan portfolio increased $59.8 million, or 8.9%, to $731.8 million as of December 31, 2015, from $672.1 million as of December 31, 2014. The Company’s commercial loan portfolio increased $430.9 million, or 178.65%, to $672.1 million as of December 31, 2014, from $241.2 million as of December 31, 2013, with the increase primarily attributable to the commercial loans acquired in the Company’s acquisitions in 2014 and growth in the Bank's energy portfolio. The energy exploration and production (E&P) portfolio totaled $182.5 million, or approximately 4.6% as of December 31, 2015, which is a decrease of 21.2% from $231.7 million, or approximately 7.2% of the total portfolio at December 31, 2014. The E&P energy portfolio totaled $68.3 million, or 4.0% of the total portfolio at December 31, 2013.

Commercial real estate loans. The Company’s commercial real estate loans generally are used by customers to finance their purchase of office buildings, retail centers, medical facilities and mixed-use buildings. Approximately 40%, 48% and 43% of the Company’s commercial real estate loans as of December 31, 2015, 2014, and 2013, respectively, were owner-occupied. Such loans generally involve less risk than loans on investment property. The Company expects that commercial real estate loans will continue to be a significant portion of the Company’s total loan portfolio and an area of emphasis in the Company’s lending operations.
Commercial real estate loans increased $499.3 million, or 34.4%, to $1.95 billion as of December 31, 2015 from $1.45 billion as of December 31, 2014. The increase was primarily due to organic loan growth in this loan type during the year primarily related to the Austin and north Texas markets. The Company’s commercial real estate loans increased $607.0 million, or 72.0%, to $1.45 billion as of December 31, 2014 from $843.4 million as of December 31, 2013, as a result of the Company’s three acquisitions in 2014 and increased lending activity.

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
Commercial construction, land and land development loans increased $84.6 million, or 25.3% to $419.6 million at December 31, 2015 from $335.0 million at December 31, 2014, both due to organic loan growth in this type of loan and also due in part to loans acquired in the Grand Bank transaction in November 2015. The Company’s loans in this segment increased $204.6 million, or 157.0%, to $335.0 million as of December 31, 2014 from $130.3 million as of December 31, 2013. The increase in such loans from December 31, 2013, to December 31, 2014, resulted primarily from the Company’s three acquisitions in 2014.

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
The Company’s residential real estate loan portfolio grew by $101.8 million, or 19.6%, to a balance of $620.3 million as of December 31, 2015 from $518.5 million as of December 31, 2014. The increase in this category was due to both organic loan growth and loans acquired in the Grand Bank transaction. Residential real estate loans increased $176.4 million, or 51.6%, to $518.5 million at December 31, 2014 from $342.0 million as of December 31, 2013. The increase in loans in this category from December 31, 2013 to December 31, 2014, resulted from the Company’s three acquisitions and increased lending activity.
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
The balance of single-family interim construction loans in the Company’s loan portfolio increased by $49.7 million, or 35.9%, to $188.0 million as of December 31, 2015 from the balance of $138.3 million as of December 31, 2014, which resulted primarily from these types of loans being acquired in the Grand Bank transaction. Single family interim construction loans increased $55.1 million, or 66.3%, to $138.3 million at December 31, 2014 from $83.1 million as of December 31, 2013, as a result of the acquisition of these types of loans in the Company’s three acquisitions in 2014.
Other Categories of Loans. Other categories of loans included in the Company’s loan portfolio include agricultural loans made to farmers and ranchers relating to their operations, consumer loans made to individuals for personal purposes, including automobile purchase loans and personal loans. None of these categories of loans represents more than 3% of the Company’s total loan portfolio as of December 31, 2015, 2014, or 2013 and such categories continue to decline as a % of the Company's total loan portfolio.

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
The Company discontinues accruing interest on a loan when management of the Company believes, after considering the Company’s collection efforts and other factors, that the borrower’s financial condition is such that collection of interest of that loan is doubtful. Loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans, including troubled debt restructurings, that are placed on nonaccrual status or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-

basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The Company did not make any changes in the Company’s nonaccrual policy during the fiscal years of 2015, 2014 or 2013.
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

	As of December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Nonaccrual loans
Commercial	$7,366	$1,449	$357	$218	$131
Real estate:
Commercial real estate, construction, land and land development	591	70	253	4,857	1,291
Residential real estate	552	2,117	1,852	894	2,864
Single-family interim construction	—	—	170	560	91
Agricultural	170	—	—	—	—
Consumer	111	67	43	70	54
Total nonaccrual loans (1)	8,790	3,703	2,675	6,599	4,431
Loans delinquent 90 days or more and still accruing
Commercial	—	157	—	—	31
Real estate:
Residential real estate	—	288	—	—	—
Consumer	—	6	—	2	24
Total loans delinquent 90 days or more and still accruing	—	451	—	2	55
Troubled debt restructurings, not included in nonaccrual loans
Commercial	16	30	107	481	552
Real estate:
Commercial real estate, construction, land and land development	3,480	4,668	5,090	1,778	6,094
Residential real estate	2,574	1,254	1,288	2,165	136
Consumer	—	8	1	9	12
Total troubled debt restructurings, not included in nonaccrual loans	6,070	5,960	6,486	4,433	6,794
Total nonperforming loans	14,860	10,114	9,161	11,034	11,280
Other real estate owned and other repossessed assets (Bank only):
Commercial real estate, construction, land and land development	2,168	4,763	3,322	6,166	7,835
Commercial	1,050	—	—	—	—
Consumer	14	—	—	—	—
Agricultural real estate	—	—	—	—	457
Residential real estate	—	—	—	653	100
Total other real estate owned and other repossessed assets	3,232	4,763	3,322	6,819	8,392
Adriatica real estate owned	—	—	—	9,727	16,065
Total nonperforming assets	$18,092	$14,877	$12,483	$27,580	$35,737
Ratio of nonperforming loans to total loans	0.37%	0.32%	0.53%	0.81%	1.14%
Ratio of nonperforming assets to total assets	0.36	0.36	0.58	1.59	2.85
(1) Nonaccrual loans include troubled debt restructurings of $621 thousand, $1.3 million, $1.5 million, $3.1 million and $305 thousand as of December 31, 2015, 2014, 2013, 201 and, 2011, respectively.

The Company had $8.8 million, $3.7 million and $2.7 million in loans on nonaccrual status as of December 31, 2015, 2014, and 2013, respectively. The increase from December 21, 2015 to December 31, 2015 was primarily due to two energy loans totaling $7.1 million being placed on nonaccrual during 2015 and offset by a $1.4 million commercial loan being removed from nonaccrual status during the year due to the repossession of collateral. The Company had an increase in loans on nonaccrual status from December 31, 2013 to December 31, 2014 primarily from one commercial loan totaling $1.4 million that was placed on nonaccrual status in the fourth quarter of 2014.
Troubled debt restructurings that were also on nonaccrual status totaled $621 thousand, $1.3 million and $1.5 million at December 31, 2015, 2014 and 2013, respectively. Loans past due 90 days and still accruing totaled $451 thousand as of

December 31, 2014. The largest portion of this balance was a $288 thousand commercial real estate construction loan that was pending a renewal at December 31, 2014. The loan was subsequently renewed and returned to performing status.

The Company did not recognize any interest income on nonaccrual loans during fiscal 2015, 2014 or 2013 while the loans were in nonaccrual status. The amount of interest the Company included in the Company’s net interest income for fiscal year 2015, 2014 and 2013 with respect to nonperforming loans was $638 thousand, $433 thousand and $257 thousand, respectively. Additional interest income that the Company would have recognized on these nonperforming loans had they been current in accordance with their original terms was $329 thousand, $203 thousand and $158 thousand, respectively, during fiscal year 2015, 2014 and 2013, respectively.
As of December 31, 2015, the Company had a total of 51 loans with an aggregate principal balance of $21.0 million that were not currently nonaccrual loans, 90 days past due loans or troubled debt restructurings, but where the Company had information about possible credit problems of the borrowers that caused the Company’s management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that could result in those loans becoming nonaccrual loans, 90 days past due loans or troubled debt restructurings in the future.
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
As of December 31, 2015, the Company had other real estate owned of $2.2 million, which is a decrease of 54.5% from the balance of $4.8 million for prior year. This was due to numerous sales of other real estate properties during 2015 and with minimal foreclosures during the year. As of December 31, 2014, the Company had other real estate with a carrying value of $4.8 million, up slightly from the $3.3 million balance as of December 31, 2013. The increase is due primarily to three branches totaling $2.4 million that were closed during 2014 and transferred to other real estate owned. In addition, at December 31, 2015, the Company had total repossessed assets totaling $1.1 million, which is primarily comprised of one commercial aircraft that the Company repossessed during the year.

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
Analysis of the Allowance for Loan Losses. The following table sets forth the allowance for loan losses by category of loan:

	As of December 31,
	2015		2014		2013		2012		2011
(dollars in thousands)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Commercial loans	$10,573	18.3%	$5,051	21.0%	$2,401	14%	$2,377	12.3%	$1,259	12.9%
Real estate:
Commercial real estate, construction, land and land development	13,007	59.2	10,110	55.7	7,872	56.4	4,924	54.1	5,051	55.6
Residential real estate	2,339	15.5	2,205	16.2	2,440	19.8	2,965	22.9	1,964	22.6
Single family interim construction	769	4.7	669	4.3	577	4.8	523	4.9	317	2.5
Agricultural	215	1.3	246	1.2	238	2.3	159	2.9	209	3.5
Consumer	164	1.0	146	1.6	363	2.7	278	2.9	235	2.9
Unallocated	(24)	—	125	—	69	—	252	—	25	—
Total allowance for loan losses	$27,043	100.0%	$18,552	100.0%	$13,960	100.0%	$11,478	100.0%	$9,060	100.0%

(1) Represents the percentage of Independent’s total loans included in each loan category.

As of December 31, 2015, the allowance for loan losses amounted to $27.0 million, or 0.68%, of total loans held for investment, compared with $18.6 million, or 0.58%, as of December 31, 2014 and $14.0 million, or 0.81%, as of December 31, 2013. The increase in the allowance balance and allowance to total loans ratio for 2015 is due to increased provisions due to organic loan growth, increased general reserves on acquired loans renewed since acquisition date and increased general allocations due to prolonged declines in commodity prices and increased specific reserves, primarily on two of the Company's energy loans. The decrease in the December 31, 2014 to December 31, 2013, ratio is attributable to loans acquired in the Live Oak Financial Corp., BOH Holdings and Houston City Bancshares acquisitions that are recorded at fair value and do not have an allowance as of December 31, 2014. The increase in the allowance of $2.5 million for fiscal year 2013 was primarily in response to the organic growth in its total loans during the fiscal year in addition to loans acquired in the two acquisitions in 2012. The loans acquired in the November 2013 Collin Bank acquisition did not affect the allowance balance at December 31, 2013. The problem assets in that acquisition that might have required an allowance for loan loss if the Company had originated those loans were instead appropriately recorded at their fair value determined in accordance with business combination accounting guidance, as were other loans acquired in the acquisition.

The allowance for loan losses as a percentage of nonperforming loans decreased slightly from 183.43% at December 31, 2014, to 181.99% at December 31, 2015, due to a combination of increases in both the allowance and nonperforming loan balances. As of December 31, 2015, the Company had made a specific allowance for loan losses of $3.2 million for impaired loans totaling $15.5 million, compared with a specific allowance of $475 thousand for impaired loans totaling $11.7 million as of December 31, 2014. This increase in impaired loans and related specific reserves was due primarily to the addition of two impaired energy loans during 2015 with balances and specific reserves totaling $7.1 million and $3.0 million, respectively.
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
The following table provides an analysis of the provisions for loan losses, net charge-offs and recoveries for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 and the effects of those items on the Company’s allowance for loan losses:

	As of and for the Year Ended December 31,
(dollars in thousands)	2015	2014	2013	2012	2011
Allowance for loan losses-balance at beginning of year	$18,552	$13,960	$11,478	$9,060	$8,403
Charge-offs
Commercial	(606)	(368)	(612)	(169)	(23)
Real estate:
Commercial real estate, construction, land and land development	(69)	(371)	(634)	(484)	(694)
Residential real estate	(9)	(32)	(130)	(178)	(316)
Single-family interim construction	—	—	—	—	(20)
Consumer	(176)	(143)	(64)	(86)	(94)
Total charge-offs	(860)	(914)	(1,440)	(917)	(1,147)

Recoveries
Commercial	28	19	20	26	17
Real estate:
Commercial real estate, construction, land and land development	42	79	28	68	35
Residential real estate	5	8	10	3	—
Single-family interim construction	—	11	—	—	49
Consumer	45	30	42	54	53
Total recoveries	120	147	100	151	154
Net charge-offs	(740)	(767)	(1,340)	(766)	(993)
Provision for loan losses	9,231	5,359	3,822	3,184	1,650
Allowance for loan losses-balance at end of year	$27,043	$18,552	$13,960	$11,478	$9,060
Ratios
Net charge-offs to average loan outstanding	0.02%	0.03%	0.09%	0.06%	0.11%
Allowance for loan losses to nonperforming loans at end of year	181.99	183.43	152.39	104.02	80.32
Allowance for loan losses to total loans at end of year (1)	0.68	0.58	0.81	0.84	0.92
(1) Calculation excludes loans held for sale from total loans.

The Company’s ratio of allowance to loan losses to total loans as of December 31, 2015 was 0.68%, up from 0.58% at December 31, 2014. The increased ratio for 2015 is due to increased provisions due to organic loan growth, increased general allocations due to prolonged declines in commodity prices and increased specific reserves, primarily on two of the Company's energy loans as discussed above. Furthermore, as loans acquired in the 2014 acquisitions are being renewed, they are being included back in the general allocation of the allowance. The ratio of net charge-offs to average loans outstanding during the fiscal year ended December 31, 2015 improved slightly to 0.02% from 0.03% for the year ended December 31, 2014.

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

Securities Available for Sale
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit, interest rate and duration risk. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions. The following table sets forth the book value, which is equal to fair market value because all investment securities the Company held were classified as available for sale as of the applicable date, and the percentage of each category of securities as of December 31, 2015, 2014 and 2013:

	As of December 31,
	2015		2014		2013
(dollars in thousands)	Book Value	% of Total	Book Value	% of Total	Book Value	% of Total
Securities available for sale
U.S. Treasury securities	$1,002	0.37%	$1,006	0.37%	$3,513	1.70%
Government agency securities	135,300	49.48	58,023	21.22	94,415	45.82
Obligations of state and municipal subdivisions	85,416	31.23	76,899	28.12	36,615	17.77
Residential pass-through securities	51,745	18.92	69,053	25.25	57,443	27.88
Corporate bonds	—	—	1,081	0.40	2,052	1.00
Total securities available for sale	$273,463	100.00%	$206,062	75.36%	$194,038	94.17%

The Company recognized gains on the sale of securities of $134 thousand and $362 thousand for the years ended December 31, 2015 and 2014, respectively. The Company had no gain or loss on sales of securities in the fiscal year ended December 31, 2013. Securities represented 5.4%, 5.0% and 9.0% of the Company’s total assets at December 31, 2015, 2014 and 2013, respectively.
Certain investment securities are valued at less than their historical cost. Management evaluates securities for other-than-temporary impairment (OTTI) on at least a quarterly basis and more frequently when economic of market conditions warrant such an evaluation. Management does not intend to sell any debt securities it holds and believes the Company more likely than not will not be required to sell any debt securities it holds before their anticipated recovery, at which time the Company will receive full value for the securities. Management has the ability and intent to hold the securities classified as available for sale that were in a loss position as of December 31, 2015 for a period of time sufficient for an entire recovery of the cost basis of the securities. For those securities that are impaired, the unrealized losses are largely due to interest rate changes. The fair value is expected to recover as the securities approach their maturity date. Management believes any impairment in the Company’s securities at December 31, 2015, is temporary and no impairment has been realized in the Company’s consolidated financial statements.

The following table sets forth the book value, scheduled maturities and weighted average yields for the Company’s investment portfolio as of December 31, 2015:

(dollars in thousands)	Book Value	% of Total Investment Securities	Weighted Average Yield
U.S. Treasury securities
Maturing within one year	$1,002	0.37%	1.06%
Maturing in one to five years	—	—	—
Maturing in five to ten years	—	—	—
Maturing after ten years	—	—	—
Total U.S. Treasury securities	1,002	0.37	1.06

Government agency securities
Maturing within one year	7,509	2.75	1.04
Maturing in one to five years	119,870	43.83	1.14
Maturing in five to ten years	7,921	2.90	1.70
Maturing after ten years	—	—	—
Total government agency securities	135,300	49.48	1.17

Obligations of state and municipal subdivisions
Maturing within one year	8,896	3.25	0.69
Maturing in one to five years	17,321	6.33	1.42
Maturing in five to ten years	22,503	8.23	2.25
Maturing after ten years	36,696	13.42	3.53
Total obligations of state and municipal subdivisions	85,416	31.23	2.35

Residential pass through securities
Maturing within one year	—	—	—
Maturing in one to five years	50,728	18.55	2.10
Maturing in five to ten years	—	—	—
Maturing after ten years	1,017	0.37	2.93
Total residential pass through securities	51,745	18.92	2.12
Total investment securities	$273,463	100.00%	1.70%

The following table summarizes the amortized cost of securities classified as available for sale and their approximate fair values as of the dates shown:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale
As of December 31, 2015
U.S. treasuries	$999	$3	$—	$1,002
Government agency securities	135,630	237	(567)	135,300
Obligations of state and municipal subdivisions	83,442	2,222	(248)	85,416
Residential pass through securities guaranteed by FNMA, GNMA and FHLMC	50,640	1,202	(97)	51,745
	$270,711	$3,664	$(912)	$273,463
As of December 31, 2014
U.S. treasuries	$999	$7	$—	$1,006
Government agency securities	58,174	199	(350)	58,023
Obligations of state and municipal subdivisions	75,599	1,837	(537)	76,899
Corporate bonds	1,068	13	—	1,081
Residential pass through securities guaranteed by FNMA, GNMA, FHLMC and FHR	67,437	1,616	—	69,053
	$203,277	$3,672	$(887)	$206,062
As of December 31, 2013
U.S. treasuries	$3,498	$15	$—	$3,513
Government agency securities	95,407	84	(1,076)	94,415
Obligations of state and municipal subdivisions	37,861	541	(1,787)	36,615
Corporate bonds	2,079	—	(27)	2,052
Residential pass through securities guaranteed by FNMA, GNMA, FHLMC, FHLB, FFCB and FHR	57,844	67	(468)	57,443
	$196,689	$707	$(3,358)	$194,038

The Company’s securities available for sale, carried at fair value, increased $67.4 million, or 32.7%, during 2015 and increased $12.0 million, or 6.2% during 2014. The increase in 2015 was due to securities acquired in the Grand Bank transaction in November 2015. Securities held for sale remained fairly stable in 2014, due to liquidity needs for loan growth.
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

Cash and Cash Equivalents
Cash and cash equivalents decreased by $30.8 million, or 9.5% to $293.3 million at December 31, 2015 from $324.0 million at December 31, 2014. Cash and cash equivalents increased $231.0 million, or 248.2%, to $324.0 million as of December 31, 2014, from $93.1 million as of December 31, 2013. Such increase in 2014 was necessary to maintain compliance with the Company’s liquidity policy of holding cash and investment securities held for sale in an amount equal to at least 10% of the Company’s total assets.

Certificates of Deposit Held in Other Banks
The Company owned certificates of deposit held in other banks in the amount of $61.7 million as of December 31, 2015, all of which were acquired in the Grand Bank transaction in November 2015. There were no certificates of deposit held in other banks as of December 31, 2014 and 2013.
Goodwill and Core Deposit Intangible, Net
Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired. The Company’s total goodwill was $258.6 million at December 31, 2015, $229.5 million as of December 31, 2014 and $34.7 million as of December 31, 2013. The increase in the goodwill balance from December 31, 2014 to December 31, 2015 was due primarily to $28,825 in goodwill recognized from the Grand Bank transaction with the remainder of the change being from measurement period adjustments from prior acquisitions. During the year ended December 31, 2014, goodwill increased by $7.0 million, $165.9 million and $21.2 million relating to the acquisitions of Live Oak Financial Corp., BOH Holdings, Inc. and Houston City Bancshares, respectively and increased by $574 thousand relating to final acquisition accounting adjustments made to Collin Bank during 2014.
The Company’s core deposit intangible, net, was $16.4 million as of December 31, 2015, $12.5 million as of December 31, 2014 and $3.1 million as of December 31, 2013. The Company’s core deposit intangible is amortized on a straight-line basis over its estimated life of 10 years. The increase in core deposit intangibles from 2014 to 2015 was due to $5.5 million in core deposit intangibles acquired in the Grand Bank transaction offset partially by the amortization expense during the year. The increase in core deposit intangibles from December 31, 2013 to December 31, 2014 was due to $882 thousand, $7.3 million and $2.5 million in core deposit intangibles acquired in the Live Oak Financial Corp, BOH Holdings, Inc. and Houston City Bancshares transactions, respectively during 2014 and offset partially by the amortization expense on core intangibles for the year.

Liabilities

Total liabilities increased $835.9 million, or 23.3%, to $4.4 million as of December 31, 2015, from $3.6 million as of December 31, 2014, primarily due to the assumption of deposit liabilities of $523.7 million from the Grand Bank transaction. The remainder of the increase is due to organic deposit growth and an increase of $58.9 million in FHLB advances.

The Company’s total liabilities increased $1.7 billion, or 86.1%, to $3.6 billion as of December 31, 2014, from $1.9 billion as of December 31, 2013, primarily due to the assumption of deposit liabilities of $1.2 billion in the three acquisitions completed in 2014. The balance of the increase is accounted for by organic growth in the Company’s deposit base, an increase in FHLB advances of $41.9 million and an increase in the Company’s subordinated debentures of $65.0 million.

Deposits
Deposits represent Independent Bank’s primary source of funds. The Company continues to focus on growing core deposits through the Company’s relationship driven banking philosophy and community-focused marketing programs.
Total deposits increased $778.7 million, or 24.0%, to $4.0 billion as of December 31, 2015 from $3.2 billion as of December 31, 2014. The increase was primarily due to $523.7 million in deposit accounts acquired in the Grand Bank transaction, but also in part due to organic deposit growth as well as an increase in use of brokered funds. Brokered deposits totaled $476.6 million and $355.1 million at December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, noninterest-bearing demand, interest-bearing checking, savings deposits and limited access money market accounts accounted for 79% and 75%, respectively, of the Company’s total deposits, while individual retirement accounts and certificates of deposit made up 21% and 25%, respectively, of total deposits. Noninterest-bearing demand deposits totaled $1.1 billion, or 26.6% of total deposits, as of December 31, 2015, compared with $818.0 million, or 25.2% of total deposits, as of December 31, 2014    , which slightly decreases the total cost of deposits three basis points from 0.37% at December 31, 2014 to 0.34% at December 31, 2015. The average cost of interest-bearing deposits was 0.46% per annum for 2015 compared with 0.48% for 2014.
Total deposits of $3.2 billion as of December 31, 2014, compared with total deposits of $1.7 billion as of December 31, 2013, reflecting a $1.5 billion, or 90.0%, increase from December 31, 2013. The increase was primarily due to $1.2 billion in deposits acquired in the Company's three acquisitions during 2014, but also in part due to organic deposit growth, including an increase in brokered deposits during the period. Brokered deposits totaled $355.1 million and $62.4 million at December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, noninterest-bearing demand, interest-bearing checking, savings deposits and limited access money market accounts accounted for 75% of the Company’s total deposits, while individual retirement accounts and certificates of deposit made up 25% of total deposits. Noninterest-bearing demand deposits totaled $818.0 million, or 25.2% of total deposits, as of December 31, 2014, compared with $302.8 million, or 17.7% of total deposits, as of December 31, 2013    , which drives down the total cost of deposits 10 basis points from 0.47% at December 31, 2013 to 0.37% at December 31, 2014. The average cost of interest-bearing deposits was 0.48% per annum for 2014 compared with 0.57% for 2013.
The decrease in the average cost of deposits during the comparable periods was primarily the result of decreases in interest rates offered on certain deposit products due to decreases in average market interest rates and decreases in renewal interest rates on maturing certificates of deposit given the current low interest rate environment.

The following table summarizes the Company’s average deposit balances and weighted average rates for the periods presented:

	For the Year Ended December 31, 2015		For the Year Ended December 31, 2014		For the Year Ended December 31, 2013
(dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Deposit Type
Noninterest-bearing demand accounts	$895,789	—%	$601,764	—%	$259,432	—%
Interest-bearing checking accounts	1,297,948	0.44	1,052,528	0.46	734,475	0.52
Savings accounts	143,476	0.18	129,707	0.27	114,699	0.33
Limited access money market accounts	319,982	0.26	123,392	0.28	50,661	0.27
Certificates of deposit, including individual retirement accounts (IRA)	842,087	0.63	674,556	0.60	334,269	0.79
Total deposits	$3,499,282	0.34%	$2,581,947	0.37%	$1,493,536	0.47%

The following table sets forth the maturity of time deposits (including IRA deposits) of $100,000 or more as of December 31, 2015:

	Maturity within:
(dollars in thousands)	Three Months	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
Individual retirement accounts	$2,726	$2,823	$5,756	$5,910	$17,215
Certificates of deposit (excluding CDARS)	163,791	120,655	157,070	119,569	561,085
CDARS	86,479	18,988	33,520	257	139,244
Total	$252,996	$142,466	$196,346	$125,736	$717,544

Short-Term Borrowings
The Company’s deposits have historically provided the Company with a major source of funds to meet the daily liquidity needs of the Company’s customers and fund growth in earning assets. However, from time to time the Company may also engage in short-term borrowings. At December 31, 2015, 2014 and 2013, the Company had $70.0 million, $55.0 million and $13.0 million, respectively, in short-term borrowings outstanding, all of which were short-term FHLB advances. These were recorded on the balance sheet under FHLB advances and are included in the total advances outstanding as discussed in the section below. The Company had no other short-term borrowings outstanding at December 31, 2015, 2014 and 2013. The Company has not historically needed to engage in significant short-term borrowing through sources such as federal funds purchased, securities sold under agreements to repurchase or Federal Reserve Discount Window advances to meet the daily liquidity needs of the Company’s customers or fund growth in earning assets.

FHLB Advances
In addition to deposits, the Company utilizes FHLB advances either as a short-term funding source or a longer-term funding source and to manage the Company’s interest rate risk on the Company’s loan portfolio. FHLB advances can be particularly attractive as a longer-term funding source to balance interest rate sensitivity and reduce interest rate risk.
The Company’s FHLB borrowings totaled $288.3 million as of December 31, 2015, compared with $229.4 million as of December 31, 2014, and $187.5 million as of December 31, 2013. The increase for each respective year is primarily to provide additional short-term liquidity due to loan growth. As of December 31, 2015, 2014 and 2013, the Company had $817.0 million, $727.3 million and $218.0 million, respectively, in unused and available advances from the FHLB. At December 31, 2015, the Company’s FHLB advances are collateralized by assets, including a blanket pledge of certain loans with a carrying value of $1.6 billion and FHLB stock. As of December 31, 2015 and 2014, the Company had $461.5 million and $354.2 million, respectively, in undisbursed advance commitments (letters of credit) with the FHLB. The FHLB letters of credit were obtained in lieu of pledging securities to secure public fund deposits that are over the FDIC insurance limit. There were no disbursements against the advance commitments as of either December 31, 2015 or 2014.

The following table provides a summary of the Company’s FHLB advances at the dates indicated:

	As of December 31,
	2015	2014	2013
Fixed-rate, fixed term, at rates from 0.31% to 6.26%, with a weighted-average of 1.21% (maturing January 2016 through January 2026)	$288,325	—	—
Fixed-rate, fixed term, at rates from 0.18% to 6.26%, with a weighted-average of 1.48% (maturing January 2015 through January 2026)	—	$229,405	—
Fixed-rate, fixed term, at rates from 0.14% to 6.26%, with a weighted-average of 1.83% (maturing January 2014 through January 2026)	—	—	$187,484

As of December 31, 2015, the scheduled maturities of the Company’s FHLB advances were as follows (dollars in thousands):

Maturing Within	Principal Amount to Mature
As of December 31, 2015
First Year	$152,504
Second Year	30,000
Third Year	65,000
Fourth Year	40,054
Fifth Year	—
Thereafter	767
$288,325

Other Long-Term Indebtedness
As of December 31, 2015, 2014 and 2013, the Company had $70.8 million, 72.7 million and $7.7 million, respectively, of long-term indebtedness (other than FHLB advances and junior subordinated debentures) outstanding, which included subordinated debentures. The slight decrease in borrowings from December 31, 2014 to December 31, 2014 was due to principal paydowns of $1.9 million during the year. The increase in the Company’s long-term indebtedness from December 31, 2013, to December 31, 2014, resulted from the issuance of $65.0 million of the Company’s subordinated notes to provide a portion of the funds to complete the Houston City Bancshares acquisition in 2014.

As of December 31, 2015, the scheduled principal maturities of the Company’s other long-term indebtedness are as follows (dollars in thousands):

Maturing Within	Principal Amount to Mature
As of December 31, 2015
First Year	$1,933
Second Year	1,933
Third Year	1,932
Fourth Year	—
Fifth Year	—
Thereafter	65,000
$70,798
In January 2016, the Company redeemed two of the subordinated debenture issuances in full with principal payments totaling $5,798 plus all interest accrued at time of redemption.

Junior Subordinated Debentures
As of December 31, 2015, 2014 and 2013, the Company had outstanding an aggregate of $18.1 million principal amount of five series of junior subordinated securities issued to five unconsolidated subsidiary trusts. Each series of debentures was purchased by one of the trusts with the net proceeds of the issuance by such trust of floating rate trust preferred securities. These junior subordinated debentures are unsecured and will mature between March 2033 and June 2037. Each of the series of debentures bears interest at a per annum rate equal to three-month LIBOR plus a spread that ranges from 1.60% to 3.25%, with a weighted average spread of 2.68%. As of December 31, 2015, the interest rate on the various series of debentures was 3.58%, 3.17%, 2.78%, 3.63% and 2.11%, respectively, while as of December 31, 2014, the interest rate on the various series of debentures was 3.48%, 3.08%, 2.63%, 3.48% and 1.84%, respectively. Interest on each series of these debentures is payable quarterly, although the Company may, from time to time defer the payment of interest on any series of these debentures. A deferral of interest payments would, however, restrict the Company’s right to declare and pay cash distributions, including dividends on the Company’s common stock, or making distributions with respect to any of the Company’s future debt instruments that rank equally or are junior to such debentures. The Company may redeem the debentures, which are intended to qualify as Tier 1 capital, at the Company’s option, subject to approval of the Federal Reserve.

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
Total stockholder’s equity was $603.4 million at December 31, 2015, compared with $540.9 million at December 31, 2014, an increase of approximately $62.5 million. The increase was due primarily to the issuance of common stock totaling $49.3 million in connection with the Company's acquisition of Grand Bank. In addition, there was stock awards amortization of $4.3 million and net income of $38.8 million earned by the Company for the year ended December 31, 2015, offset by dividends paid of $5.8 million and the transfer of $23.9 million of Series A preferred stock to temporary equity due to the notice given to the US Treasury of the intent to redeem it shortly after December 31, 2015.

Total stockholder’s equity was $540.9 million at December 31, 2014, compared with $233.8 million at December 31, 2013, an increase of approximately $307.1 million. The increase was due primarily to the issuance of common stock totaling $250.2 million in connection with the Company's acquisition of Live Oak Financial Corp., BOH Holdings and Houston City Bancshares and the issuance of Series A preferred stock of $23.9 million in connection with the BOH Holdings acquisition. In addition, there was stock awards amortization of $2.9 million, $1.4 million in excess tax benefits on vested restricted stock, an increase of $3.5 million in unrealized gain (loss) on available for sale securities and net income of $29.0 million earned by the Company for the year ended December 31, 2014, offset by dividends paid of $3.9 million.

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
In addition to the liquidity provided by the sources described above, the Company maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of December 31, 2015, the Company had established federal funds lines of credit with nine unaffiliated banks totaling $200 million. As of December 31, 2014, the Company had established federal funds lines of credit totaling $125.0 million with five unaffiliated banks. At December 31, 2013, the Company had established a federal funds line of credit with one unaffiliated bank totaling $40.0 million, with no amounts advanced against the line. Based on the values of stock, securities, and loans pledged as collateral, as of December 31, 2015, 2014 and 2013, the Company had additional borrowing capacity with the FHLB of $817.0 million, $727.3 million and $218.0 million, respectively.
During 2014, the Company entered into a $35 million unsecured revolving line of credit with an unrelated bank. During 2015, the Company renewed the unsecured line of credit with two unrelated commercial banks and increased the line from $35 million to $50 million. The line bears interest at LIBOR plus 2.50% and matures July 19, 2016. As of December 31, 2015 and 2014, there was no outstanding balance on the line. The Company is required to meet certain financial covenants on a quarterly basis, which includes maintaining $5,000 in cash at Independent Bank Group.

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
The Basel III Capital Rules became effective for the Company on January 1, 2015 (subject to a phase-in period for certain provisions). In connection with the adoption of the Basel III Capital Rules, we elected to opt-out of the requirement to include most components of accumulated other comprehensive income in regulatory capital. Accordingly, amounts reported as accumulated other comprehensive income/loss related to securities available for sale do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Please refer to Note 20 - Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.

The FDIC has promulgated regulations setting the levels at which an insured institution such as Independent Bank would be considered well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Independent Bank is considered well-capitalized for purposes of the applicable prompt corrective action regulations.

As of December 31, 2015, 2014, and 2013, the Company exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	As of December 31, 2015
	Actual	Required to be considered well capitalized	Required to be considered adequately capitalized
	Ratio	Ratio	Ratio
Tier 1 capital to average assets ratio	8.28%	≥5.00%	4.00-5.00%
Common equity tier 1 to risk-weighted assets ratio	7.94	≥6.50	4.50-6.50
Tier 1 capital to risk-weighted assets ratio	8.92	≥8.00	6.00-8.00
Total capital to risk-weighted assets ratio	11.14	≥10.00	8.00-10.00

	As of December 31, 2014
	Actual	Required to be considered well capitalized	Required to be considered adequately capitalized
	Ratio	Ratio	Ratio
Tier 1 capital to average assets ratio	8.15%	≥5.00%	4.00-5.00%
Tier 1 capital to risk-weighted assets ratio	9.83	≥6.00	4.00-6.00
Total capital to risk-weighted assets ratio	12.59	≥10.00	8.00-10.00

	As of December 31, 2013
	Actual	Required to be considered well capitalized	Required to be considered adequately capitalized
	Ratio	Ratio	Ratio
Tier 1 capital to average assets ratio	10.71%	≥5.00%	4.00-5.00%
Tier 1 capital to risk-weighted assets ratio	12.64	≥6.00	4.00-6.00
Total capital to risk-weighted assets ratio	13.83	≥10.00	8.00-10.00

Share Repurchase Program

On January 23, 2015, the Company announced the approval of a Share Repurchase Program. Under this program, the Board of Directors has authorized the repurchase by the Company of up to $30 million of the Company's common stock. On January 28,

2016, the Company announced the renewal of its repurchase program, which is authorized to continue through December 31, 2016. No shares have been repurchased by the Company under this program through the date of this report.

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
During the fiscal year ended December 31, 2015, the Company acquired deposit accounts and repurchase agreements in the Grand Bank transaction. In addition, the Company assumed an operating lease for one of the branches acquired. Other than acquired accounts and normal changes in the ordinary course of business, there have been no significant changes in the types of contractual obligations or amounts due since December 31, 2014.
The following table contains supplemental information regarding the Company’s total contractual obligations as of December 31, 2015:

(dollars in thousands)	Payments Due
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Deposits without a stated maturity	$3,183,018	$—	$—	$—	$3,183,018
Time deposits	688,500	127,023	29,670	68	845,261
FHLB advances	152,504	95,000	40,054	767	288,325
Subordinated debt	1,933	3,865	—	65,000	70,798
Junior subordinated debentures	—	—	—	18,147	18,147
Operating leases	2,047	2,756	1,873	1,946	8,622
Total contractual obligations	$4,028,002	$228,644	$71,597	$85,928	$4,414,171

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
Commitments to extend credit and outstanding standby letters of credit were $838.3 million and $10.4 million, respectively, as of December 31, 2015. Commitments to extend credit and outstanding standby letters of credit were $565.9 million and $8.6 million, respectively, as of December 31, 2014. Commitments to extend credit and outstanding standby letters of credit were $365.6 million and $2.1 million, respectively, as of December 31, 2013. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. The Company manages the Company’s liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that the Company will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.

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
The Company’s interest rate risk model indicated that it was in a balanced position in terms of interest rate sensitivity as of December 31, 2015. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income based on the interest rate risk model as of December 31, 2015:

Hypothetical Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
200	0.21%
100	(0.05)
(100)	(4.58)

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
As part of the Company’s asset/liability management strategy, the Company’s management has emphasized the origination of shorter duration loans as well as variable rate loans to limit the negative exposure to a rate increase, as well as obtaining funding with FHLB advances to manage interest rate risks on funding of loan commitments. Additionally, a significant portion of the loans in the Company’s loan portfolio typically have short-term maturities. The Company’s strategy with respect to liabilities has been to emphasize transaction accounts, particularly noninterest or low interest-bearing nonmaturing deposit accounts, which are less sensitive to changes in interest rates. In response to this strategy, nonmaturing deposit accounts have been a large portion of total deposits and totaled 79.0% of total deposits as of December 31, 2015, 74.7% of total deposits as of December 31, 2014 and 75.1% of total deposits as of December 31, 2013. The Company had brokered deposits, including CDARS totaling $476.6 million, $355.1 million and $62.4 million, at December 31, 2015, 2014 and 2013, respectively. The Company intends to focus on the Company’s strategy of increasing noninterest or low interest-bearing nonmaturing deposit accounts, but may consider the use brokered deposits as a stable source of lower cost funding.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements, the reports thereon, the notes thereto and supplementary data commence at page 74 of this Annual Report on Form 10-K.

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
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
As of December 31, 2015, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 1992. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y‑9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on the assessment management determined that the Company maintained effective internal control over financial reporting as of December 31, 2015.
RSM US LLP, the independent registered public accounting firm, audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K. Their report is included in Part IV, Item 15. Exhibits and Financial Statements under the heading "Report of Independent Registered Public Accounting Firm." This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for an Emerging Growth Company.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is incorporated herein by reference to the information under the captions “Election of Directors,” “Current Executive Officers and Directors,” “Beneficial Ownership of the Company’s Common Stock by Management and Principal Shareholders of the Company-Section 16(a) Beneficial Ownership Reporting Compliance,” “Board and Committee Matters-Audit Committee,” “Board and Committee Matters-Director Nominations” and “Board and Committee Matters-Code of Conduct: Code of Ethics for Chief Executive Officer and Senior Financial Officers” in the Company’s definitive Proxy Statement for its 2016 Annual Meeting of Shareholders (the “2016 Proxy Statement”) to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated herein by reference to the information under the captions “Executive Compensation and Other Matters” in the 2016 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Certain information required by this Item 12 is included under “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The other information required by this Item is incorporated herein by reference to the information under the caption “Beneficial Ownership of Common Stock by Management and Principal Shareholders of the Company” and "Securities Authorized for Issuance Under Equity Compensation Plans" in the 2016 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated herein by reference to the information under the captions “Board and Committee Matters-Director Independence” and “Certain Relationships and Related Person Transactions” in the 2016 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is incorporated herein by reference to the information under the caption “Board and Committee Matters-Fees paid to Independent Registered Public Accounting Firm” and “Board and Committee Matters-Audit Committee Pre-Approval Policy” in the 2016 Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements. Reference is made to the Consolidated Financial Statements, the report thereon and the notes thereto commencing at page 77 of this Annual Report on Form 10-K. Set forth below is a list of such Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Income for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements
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
3.4
Certificate of Merger, dated January 2, 2014, of Live Oak Financial Corp. with and into Independent Bank Group, Inc. (incorporated herein by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-196627 (the “Form S-3 Registration Statement”))

3.5
Certificate of Merger, dated April 15, 2014, of BOH Holdings, Inc. with and into Independent Bank Group, Inc., which is incorporated herein by reference to Exhibit 3.6 to the Form S-3 Registration Statement

3.6
Certificate of Merger, dated September 30, 2014, of Houston City Bancshares, Inc. with and into Independent Bank Group, Inc., which are incorporated by reference to Exhibit 3.7 to the Registrant’s Quarterly Report on Form 10-Q, dated July 31, 2015

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

10.1	Form of Indemnification Agreement for directors and officers (incorporated herein by reference to Exhibit 10.16 to the Form S-1 Registration Statement)
10.2	Form of S-Corporation Revocation, Tax Allocation and Indemnification Agreement (incorporated herein by reference to Exhibit 10.17 to the Form S-1 Registration Statement)
10.3	2015 Performance Award Plan, which is incorporated by reference to Annex A of the Company’s definitive Proxy Statement for its 2015 Annual Meeting of Shareholders, dated April 13,2015
10.4
2005 Stock Grant Plan, with form of Notice of Grant Letter Agreement, as amended, and related Form of Notice of Grant Letter Agreement relating to the written compensation contracts (incorporated herein by reference to Exhibit 10.18 to the Form S-1 Registration Statement)

10.5	2012 Stock Grant Plan, with form of Notice of Grant Letter Agreement (incorporated herein by reference to Exhibit 10.19 to the Form S-1 Registration Statement)
10.6	2013 Equity Incentive Plan, with form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.20 to the Form S-1 Registration Statement)
10.7
Employment Agreement, dated November 21, 2013, between Independent Bank Group, Inc. and James D. Stein, including related Restricted Stock Grant (incorporated herein by reference to Exhibit 10.28 to the Registration Statement on Form S-4 (Registration No. 333-193373)

10.8
Subordinated Debt Indenture, dated as of June 25, 2014, between Independent Bank Group, Inc. and Wells Fargo Bank Shareowner Services, in its capacity as Indenture Trustee (incorporated herein by reference to Exhibit 4.6 to the Registrant’s Amendment No. 1 to the Form S-3 Registration Statement)

10.9
First Supplemental Indenture, dated as of July 17, 2014, between Independent Bank Group, Inc. and Wells Fargo Bank Shareowner Services, in its capacity as Indenture Trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated July 17, 2014)

10.10.1
Credit Agreement, dated as of July 22, 2015, between Independent Bank Group, Inc., U.S. Bank National Association and Frost Bank, which is incorporated by reference to Exhibit 10.29.1 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-206747) filed with the SEC on September 24, 2015 (the “Grand Bank Registration Statement”)

10.10.2
Revolving Credit Note, dated July 22, 2015, by Independent Bank Group, Inc., in favor of U.S. Bank National Association, which is incorporated by reference to Exhibit 10.29.2 to the Grand Bank Registration Statement filed with the SEC on September 24, 2015

10.10.3
Revolving Credit Note, dated July 22, 2015, by Independent Bank Group, Inc., in favor of Frost Bank, which is incorporated by reference to Exhibit 10.29.3 to the Grand Bank Registration Statement filed with the SEC on September 24, 2015

10.10.4
Negative Pledge Agreement, dated as of July 22, 2015, by Independent Bank Group, Inc., in favor of U.S. Bank National Association, which is incorporated by reference to Exhibit 10.29.4 to the Grand Bank Registration Statement filed with the SEC on September 24, 2015

12.1	Statement regarding computation of Earnings to Fixed Charges and Preferred Share Dividends Ratios*
21.1	Subsidiaries of Independent Bank Group, Inc.*
23.1	Consent of RSM US LLP, Independent Registered Public Accounting Firm of Independent Bank Group, Inc.*
31.1	Chief Executive Officer Section 302 Certification*
31.2	Chief Financial Officer Section 302 Certification*
32.1	Chief Executive Officer Section 906 Certification**
32.2	Chief Financial Officer Section 906 Certification**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Filed herewith as an Exhibit

**	Furnished herewith as an Exhibit

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Independent Bank Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Independent Bank Group, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independent Bank Group, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Dallas, Texas
February 25, 2016

Independent Bank Group, Inc. and Subsidiaries

Consolidated Balance Sheets
December 31, 2015 and 2014
(Dollars in thousands, except share information)

	December 31,
Assets	2015	2014

Cash and due from banks	$151,285	$153,158
Interest-bearing deposits in other banks	141,994	170,889
Cash and cash equivalents	293,279	324,047
Certificates of deposit held in other banks	61,746	—
Securities available for sale (amortized cost of $270,711 and $203,277, respectively)	273,463	206,062
Loans held for sale	12,299	4,453
Loans, net of allowance for loan losses of $27,043 and $18,552, respectively	3,960,809	3,182,045
Premises and equipment, net	93,015	88,902
Other real estate owned	2,168	4,763
Federal Home Loan Bank (FHLB) of Dallas stock and other restricted stock	14,256	12,321
Bank-owned life insurance (BOLI)	40,861	39,784
Deferred tax asset	5,892	2,235
Goodwill	258,643	229,457
Core deposit intangible, net	16,357	12,455
Other assets	22,212	26,115
Total assets	$5,055,000	$4,132,639

Liabilities, Temporary Equity and Stockholders’ Equity
Deposits:
Noninterest-bearing	$1,071,656	$818,022
Interest-bearing	2,956,623	2,431,576
Total deposits	4,028,279	3,249,598

FHLB advances	288,325	229,405
Repurchase agreements	12,160	4,012
Other borrowings	68,295	69,410
Other borrowings, related parties	2,503	3,320
Junior subordinated debentures	18,147	18,147
Other liabilities	9,982	17,896
Total liabilities	4,427,691	3,591,788
Commitments and contingencies

Temporary equity: Series A preferred stock (28,938.35 shares issued and outstanding)	23,938	—
Stockholders’ equity:
Series A preferred stock (23,938.35 shares issued and outstanding)	—	23,938
Common stock (18,399,194 and 17,032,669 shares outstanding, respectively)	184	170
Additional paid-in capital	530,107	476,609
Retained earnings	70,698	37,731
Accumulated other comprehensive income	2,382	2,403
Total stockholders’ equity	603,371	540,851
Total liabilities, temporary equity and stockholders’ equity	$5,055,000	$4,132,639
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Income
Years Ended December 31, 2015, 2014 and 2013
(Dollars in thousands, except per share information)

	Years ended December 31,
	2015	2014	2013
Interest income:
Interest and fees on loans	$169,504	$135,461	$84,350
Interest on taxable securities	2,168	2,803	1,516
Interest on nontaxable securities	1,783	1,429	1,024
Interest on federal funds sold and other	572	439	324
Total interest income	174,027	140,132	87,214
Interest expense:
Interest on deposits	12,024	9,537	6,974
Interest on FHLB advances	3,077	3,678	3,303
Interest on repurchase agreements, notes payable and other borrowings	4,289	2,230	1,461
Interest on junior subordinated debentures	539	542	543
Total interest expense	19,929	15,987	12,281
Net interest income	154,098	124,145	74,933
Provision for loan losses	9,231	5,359	3,822
Net interest income after provision for loan losses	144,867	118,786	71,111
Noninterest income:
Service charges on deposit accounts	7,982	6,009	4,841
Mortgage fee income	5,269	3,953	3,743
Gain on sale of loans	116	1,078	—
Gain on sale of other real estate	290	71	1,507
Gain on sale of securities available for sale	134	362	—
Loss on sale of premises and equipment	(358)	(22)	(18)
Increase in cash surrender value of BOLI	1,077	972	348
Other	1,618	1,201	600
Total noninterest income	16,128	13,624	11,021
Noninterest expense:
Salaries and employee benefits	60,541	52,337	31,836
Occupancy	16,058	13,250	9,042
Data processing	3,384	2,080	1,347
FDIC assessment	2,259	1,797	500
Advertising and public relations	1,038	835	684
Communications	2,219	1,787	1,385
Net other real estate owned expenses (including taxes)	169	232	485
Operations of IBG Adriatica, net	—	23	806
Other real estate impairment	35	22	549
Core deposit intangible amortization	1,555	1,281	703
Professional fees	3,191	2,567	1,298
Acquisition expense, including legal	1,420	3,626	1,956
Other	11,329	8,675	7,080
Total noninterest expense	103,198	88,512	57,671

Income before taxes	57,797	43,898	24,461
Income tax expense	19,011	14,920	4,661
Net income	$38,786	$28,978	$19,800
Basic earnings per share	$2.23	$1.86	$1.78
Diluted earnings per share	$2.21	$1.85	$1.77
Pro Forma:
Income tax expense	n/a	n/a	8,287
Net income	n/a	n/a	$16,174
Basic earnings per share	n/a	n/a	$1.45
Diluted earnings per share	n/a	n/a	$1.44
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income
Years Ended December 31, 2015, 2014 and 2013
(Dollars in thousands)

	Years ended December 31,
	2015	2014	2013
Net income	$38,786	$28,978	$19,800
Other comprehensive income (loss) before tax:
Change in net unrealized gains (losses) on available for sale securities during the year	101	5,798	(5,229)
Reclassification adjustment for gain on sale of securities available for sale included in net income	(134)	(362)	—
Other comprehensive income (loss) before tax	(33)	5,436	(5,229)
Income tax expense (benefit)	(12)	1,903	(1,521)
Other comprehensive income (loss), net of tax	(21)	3,533	(3,708)
Comprehensive income	$38,765	$32,511	$16,092

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2015, 2014 and 2013
(Dollars in thousands, except for par value, share and per share information)

	Series A Preferred Stock $.01 Par Value 10 million shares authorized	Common Stock $.01 Par Value 100 million shares authorized		Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance, December 31, 2012	$—	8,278,354	$83	$88,791	$33,290	$(232)	$2,578	$124,510
Net income	—	—	—	—	19,800	—	—	19,800
Other comprehensive loss, net of tax	—	—	—	—	—	—	(3,708)	(3,708)
Treasury stock retired	—	(8,647)	—	(232)	—	232	—	—
Common stock issued, net of offering costs	—	3,680,000	37	86,534	—	—	—	86,571
Reclassification adjustment for change in taxable status	—	—	—	33,624	(33,624)	—	—	—
Stock issued for acquisition of bank	—	247,731	2	11,859	—	—	—	11,861
Restricted stock granted	—	132,720	1	(1)	—	—	—	—
Excess tax benefit on restricted stock vested	—	—	—	72	—	—	—	72
Stock based compensation expense	—	—	—	1,469	—	—	—	1,469
Dividends ($0.77 per share)	—	—	—	—	(6,803)	—	—	(6,803)
Balance, December 31, 2013	$—	12,330,158	$123	$222,116	$12,663	$—	$(1,130)	$233,772
Net income	—	—	—	—	28,978	—	—	28,978
Other comprehensive income, net of tax	—	—	—	—	—	—	3,533	3,533
Series A preferred stock issued	23,938	—	—	—	—	—	—	23,938
Stock issued for acquisition of banks, net of offering costs of $566	—	4,489,336	45	250,172	—	—	—	250,217
Restricted stock forfeited	—	(394)	—	—	—	—	—	—
Restricted stock granted	—	213,569	2	(2)	—	—	—	—
Excess tax benefit on restricted stock vested	—	—	—	1,409	—	—	—	1,409
Stock based compensation expense	—	—	—	2,914	—	—	—	2,914
Preferred stock dividends	—	—	—	—	(169)	—	—	(169)
Dividends ($0.24 per share)	—	—	—	—	(3,741)	—	—	(3,741)
Balance, December 31, 2014	$23,938	17,032,669	$170	$476,609	$37,731	$—	$2,403	$540,851
Net income	—	—	—	—	38,786	—	—	38,786
Other comprehensive loss, net of tax	—	—	—	—	—	—	(21)	(21)
Stock issued for acquisition of bank, net of offering costs of $568	—	1,279,532	13	49,257	—	—	—	49,270
Restricted stock forfeited	—	(19,131)	—	—	—	—	—	—
Restricted stock granted	—	106,124	1	(1)	—	—	—	—
Income tax deficiency on restricted stock vested	—	—	—	(72)	—	—	—	(72)
Reclassification to temporary equity	(23,938)	—	—	—	—	—	—	(23,938)
Stock based compensation expense	—	—	—	4,314	—	—	—	4,314
Preferred stock dividends	—	—	—	—	(240)	—	—	(240)
Dividends ($0.32 per share)	—	—	—	—	(5,579)	—	—	(5,579)
Balance, December 31, 2015	$—	18,399,194	$184	$530,107	$70,698	$—	$2,382	$603,371

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 2015, 2014 and 2013
(Dollars in thousands)

	Years ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$38,786	$28,978	$19,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	6,270	5,285	4,322
Amortization of core deposit intangibles	1,555	1,281	703
Amortization of premium on securities, net	1,558	2,002	145
Stock grants amortized	4,314	2,914	1,469
FHLB stock dividends	(43)	(47)	(27)
Net loss on sale of premises and equipment	358	22	18
Gain on sale of loans	(116)	(1,078)	—
Gain on sale of securities available for sale	(134)	(362)	—
Gain on sale of other real estate owned	(290)	(71)	(1,507)
Impairment of other real estate	35	22	549
Deferred tax (benefit) expense	(3,935)	71	(2,083)
Provision for loan losses	9,231	5,359	3,822
Increase in cash surrender value of life insurance	(1,077)	(972)	(348)
Mortgage loans originated for sale	(215,404)	(148,910)	(161,160)
Proceeds from sale of mortgage loans	208,129	147,840	166,939
Net change in other assets	6,087	(4,769)	(2,582)
Net change in other liabilities	(9,032)	3,107	701
Net cash provided by operating activities	46,292	40,672	30,761
Cash flows from investing activities:
Proceeds from maturities and paydowns of securities available for sale	535,141	1,483,062	282,102
Proceeds from sale of securities available for sale	14,915	19,260	4,067
Purchases of securities available for sale	(546,294)	(1,430,794)	(309,853)
Proceeds from maturities of certificates of deposits held in other banks	22,781	—	7,720
Purchase of bank owned life insurance contracts	—	—	(10,000)
Net (purchases) redemptions of FHLB stock	(1,552)	4,033	(146)
Proceeds from sale of loans	4,765	12,147	—
Net loans originated	(520,620)	(439,366)	(285,181)
Additions to premises and equipment	(13,781)	(4,854)	(6,795)
Proceeds from sale of premises and equipment	4,254	18	442
Proceeds from sale of other real estate owned	2,460	3,415	17,081
Capitalized additions to other real estate	(10)	(28)	(93)
Cash received from acquired banks	152,913	286,596	22,792
Cash paid in connection with acquisitions	(24,103)	(60,812)	(18,412)
Net cash used in investing activities	(369,131)	(127,323)	(296,276)
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	245,831	230,070	145,085
Net increase in time deposits	6,128	79,850	63,330
Repayments of FHLB advances	(293,916)	(517,079)	(3,117)
Proceeds from FHLB advances	350,000	464,000	—
Net change in repurchase agreements	(7,653)	279	—
Repayments of notes payable and other borrowings	(1,932)	—	(28,787)
Proceeds from other borrowings	—	65,000	—
Offering costs paid in connection with acquired banks	(568)	(566)	—
Proceeds from sale of common stock	—	—	86,571
Dividends paid	(5,819)	(3,910)	(6,803)
Net cash provided by financing activities	292,071	317,644	256,279
Net change in cash and cash equivalents	(30,768)	230,993	(9,236)
Cash and cash equivalents at beginning of year	324,047	93,054	102,290
Cash and cash equivalents at end of year	$293,279	$324,047	$93,054
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
Basis of Presentation: The accompanying consolidated financial statements include the accounts of IBG, its wholly-owned subsidiaries, the Bank and IBG Adriatica Holdings, Inc. (Adriatica) and the Bank’s wholly-owned subsidiaries, IBG Real Estate Holdings, Inc., IBG Aircraft Acquisition, Inc., IBG Aircraft Company III and Preston Grand, Inc. IBG Aircraft Company III was formed in 2015 to hold the Company's new aircraft and Preston Grand, Inc. was acquired in the Grand Bank acquisition (see Note 22) and holds the Bank building and land for that acquired branch. Adriatica became inactive in 2014 and IBG Aircraft Acquisition, Inc. was dissolved during 2015. All material intercompany transactions and balances have been eliminated in consolidation. In addition, the Company wholly-owns IB Trust I (Trust I), IB Trust II (Trust II), IB Trust III (Trust III), IB Centex Trust I (Centex Trust I) and Community Group Statutory Trust I (CGI Trust I). The Trusts were formed to issue trust preferred securities and do not meet the criteria for consolidation (see Note 13).

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
In connection with the initial public offering, the Company terminated its S-Corporation status and became a taxable corporate entity (C Corporation) on April 1, 2013. The consolidated statement of changes in stockholders' equity presents a constructive distribution to the owners followed by a contribution to the capital of the corporate entity. The transfer did not affect total stockholders’ equity.

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

Cash and cash equivalents include interest-bearing funds of $141,994 and $170,889 at December 31, 2015 and 2014, respectively.

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

Loans held for sale: The Company originates residential mortgage loans that may subsequently be sold tounaffiliated third parties. The loans are not securitized and if sold, are sold without recourse. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Gains and losses on sales of loans are recognized in noninterest income at settlement dates and are determined by the difference between the sales proceeds and the carrying value of the loans.

Acquired loans: Acquired loans from the transactions accounted for as a business combination include both non-performing loans with evidence of credit deterioration since their origination date and performing loans. The Company is accounting for the non-performing loans acquired in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. At the date of the acquisition, the acquired loans are recorded at their fair value and there is no carryover of the seller's allowance for loan losses.

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

Fees and costs associated with originating loans are generally recognized in the period they are incurred, except in the Houston market and former Grand Bank branches, which fees are deferred. The provisions of ASC 310, Receivables, generally provide that such fees and related costs be deferred and recognized over the life of the loan as an adjustment of yield. Management believes that not deferring such amounts and amortizing them over the life of the related loans does not materially affect the financial position or results of operations of the Company.

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

Management estimates losses on off-balance-sheet financial instruments using the same methodology as for portfolio loans. Estimated losses on off-balance-sheet financial instruments are recorded by charges to the provision for losses and credits to other liabilities in the Company's consolidated balance sheet. There were no estimated losses on off-balance sheet financial instruments as of December 31, 2015 or 2014.

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
Pro forma statements: Because the Company was not a taxable entity prior to April 1, 2013, pro forma amounts for income tax expense and basic and diluted earnings per share have been presented assuming the Company’s effective tax rate of 33.9% for the year ended December 31, 2013 as if it had been a C Corporation during the entire period. The difference in the statutory rate of 35% and the Company’s effective rate is primarily due to nontaxable income earned on municipal securities and bank owned life insurance. In addition, the pro forma results for the year ended December 31, 2013 excludes the initial deferred tax credit recorded as a result of the change in tax status.

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

	Years ended December 31,
	2015	2014	2013
Basic earnings per share:
Net income	$38,786	$28,978	$19,800
Less: Preferred stock dividends	(240)	(169)	—
Net income after preferred stock dividends	38,546	28,809	19,800
Less:
Undistributed earnings allocated to participating securities	661	406	259
Dividends paid on participating securities	111	60	135
Net income available to common shareholders	$37,774	$28,343	$19,406
Weighted-average basic shares outstanding	16,974,484	15,208,544	10,921,777
Basic earnings per share	$2.23	$1.86	$1.78
Diluted earnings per share:
Net income available to common shareholders	$37,774	$28,343	$19,406
Total weighted-average basic shares outstanding	16,974,484	15,208,544	10,921,777
Add dilutive stock warrants	84,595	98,454	68,468
Total weighted-average diluted shares outstanding	17,059,079	15,306,998	10,990,245
Diluted earnings per share	$2.21	$1.85	$1.77
Pro forma earnings per share:
Pro forma net income	n/a	n/a	$16,174
Less undistributed earnings allocated to participating securities	n/a	n/a	187
Less dividends paid on participating securities	n/a	n/a	135
Pro forma net income available to common shareholders after tax	n/a	n/a	$15,852
Pro forma basic earnings per share	n/a	n/a	$1.45
Pro forma diluted earnings per share	n/a	n/a	$1.44
Anti-dilutive participating securities	58,726	96,840	159,485

Note 2.     Recent Accounting Pronouncements

ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for the Company on January 1, 2016 and will change the presentation of debt issuance costs from an asset to a direct reduction of the related debt liability on the balance sheet. ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, further addresses the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. This update is also effective on January 1, 2016 and is not expected to have a significant impact to the Company.

ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. This update will be effective for the Company on January 1, 2016 and is not expected to have a significant impact to the Company's financial statements.

ASU 2016-01, Financial Instruments─Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01, among other things, i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. This update will be effective for the Company on January 1, 2018 and is not expected to have a significant impact to the Company's financial statements.

Note 3.    Restrictions on Cash and Due From Banks

At December 31, 2015 and 2014, the Company had a deposit reserve requirement of $22,513 and $5,025, respectively, with the Federal Reserve Bank.

Note 4. Statement of Cash Flows
The Company has chosen to report on a net basis its cash receipts and cash payments for time deposits accepted and repayments of those deposits, and loans made to customers and principal collections on those loans. The Company uses the indirect method to present cash flows from operating activities. Other supplemental cash flow information is presented below:

	Years ended December 31,
	2015	2014	2013
Cash transactions:
Interest expense paid	$20,056	$14,016	$12,095
Income taxes paid	$24,450	$7,730	$5,910
Noncash transactions:
Transfers of loans to other real estate owned	$221	$1,203	$2,919
Loans to facilitate the sale of other real estate owned	$248	$48	$113
Transfers of loans to other assets	$1,064	$—	$—
Writeoff of debt origination costs related to warrants	$—	$—	$223
Security purchased, not yet settled	$—	$327	$—
Excess tax benefit (tax deficiency) on restricted stock vested	$(72)	$1,409	$72
Transfer of bank premises to other real estate	$—	$2,400	$—
Transfer of repurchase accounts to deposits	$3,072	$—	$—

Supplemental schedule of noncash investing activities from acquisitions is as follows:

	Years Ended December 31,
	2015	2014	2013
Noncash assets acquired
Certificates of deposit held in other banks	$84,527	$—	$—
Securities available for sale	72,619	79,429	62,373
Restricted stock	340	6,813	1,156
Loans	273,632	1,051,390	72,611
Premises and equipment	1,214	19,038	141
Other real estate owned	—	1,224	—
Goodwill	28,825	194,179	5,962
Core deposit intangibles	5,457	10,606	600
Bank owned life insurance	—	17,540	—
Other assets	649	3,650	2,160
Total assets	$467,263	$1,383,869	$145,003
Noncash liabilities assumed:
Deposits	$523,650	$1,228,854	$111,164
Repurchase agreements	18,873	3,733	—
FHLB advances	2,836	95,000	26,000
Other liabilities	876	7,345	358
Total liabilities	$546,235	$1,334,932	$137,522
Cash and cash equivalents acquired from acquisitions	$152,913	$286,596	$22,792
Cash paid to shareholders of acquired banks	$24,103	$60,812	$18,412
Series A preferred stock exchanged in connection with acquired banks	$—	$23,938	$—
Fair value of common stock issued to shareholders of acquired bank	$49,838	$250,783	$11,861

In addition, the following measurement-period adjustments were made during the years ended December 31, 2015, 2014 and 2013 relating to Company acquisition activity:

	Year Ended December 31,
	2015	2014	2013
Noncash assets acquired:
Loans	$—	$(328)	$—
Goodwill	361	574	—
Core deposit intangibles	—	(18)	—
Other assets	(180)	297	—
Total assets	$181	$525	$—
Noncash liabilities assumed:
Deposits	$—	$505	$—
Other liabilities	181	20	—
Total liabilities	$181	$525	$—

Note 5. Securities Available for Sale
Securities available for sale have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at December 31, 2015 and 2014, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
December 31, 2015:
U.S. treasuries	$999	$3	$—	$1,002
Government agency securities	135,630	237	(567)	135,300
Obligations of state and municipal subdivisions	83,442	2,222	(248)	85,416
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	50,640	1,202	(97)	51,745
	$270,711	$3,664	$(912)	$273,463
December 31, 2014:
U.S. treasuries	$999	$7	$—	$1,006
Government agency securities	58,174	199	(350)	58,023
Obligations of state and municipal subdivisions	75,599	1,837	(537)	76,899
Corporate bonds	1,068	13	—	1,081
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC and FHR	67,437	1,616	—	69,053
	$203,277	$3,672	$(887)	$206,062
Securities with a carrying amount of approximately $195,479 and $174,741 at December 31, 2015 and 2014, respectively, were pledged to secure public fund deposits.

Proceeds from sale of securities available for sale and gross gains and losses for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Years ended December 31,
	2015	2014	2013
Proceeds from sale	$14,915	$19,260	$4,067
Gross gains	$136	$362	$—
Gross losses	$2	$—	$—
The amortized cost and estimated fair value of securities available for sale at December 31, 2015, by contractual maturity, are shown below. Maturities of pass-through certificates will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2015
	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$17,387	$17,407
Due from one year to five years	137,589	137,191
Due from five to ten years	29,986	30,424
Thereafter	35,109	36,696
	220,071	221,718
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	50,640	51,745
	$270,711	$273,463

The number of securities, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2015 and 2014, are summarized as follows:

	Less Than 12 Months			Greater Than 12 Months			Total
Description of Securities	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Securities Available for Sale
December 31, 2015
Government agency securities	25	$84,798	$(531)	4	$4,964	$(36)	$89,762	$(567)
Obligations of state and municipal subdivisions	32	16,202	(88)	19	8,662	(160)	24,864	(248)
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	6	10,765	(97)	—	—	—	10,765	(97)
	63	$111,765	$(716)	23	$13,626	$(196)	$125,391	$(912)

December 31, 2014
Government agency securities	6	$6,396	$(24)	14	$22,671	$(326)	$29,067	$(350)
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC and FHR	44	16,636	(197)	13	8,541	(340)	25,177	(537)
	50	$23,032	$(221)	27	$31,212	$(666)	$54,244	$(887)
Unrealized losses are generally due to changes in interest rates. The Company has the intent to hold these securities until maturity or a forecasted recovery and it is more likely than not that the Company will not have to sell the securities before the recovery of their cost basis. As such, the losses are deemed to be temporary.

Note 6. Loans, Net and Allowance for Loan Losses
Loans, net at December 31, 2015 and 2014, consisted of the following:

	December 31,
	2015	2014
Commercial	$731,818	$672,052
Real estate:
Commercial	1,949,734	1,450,434
Commercial construction, land and land development	419,611	334,964
Residential	607,990	514,025
Single family interim construction	187,984	138,278
Agricultural	50,178	38,822
Consumer	41,966	52,267
Other	124	242
	3,989,405	3,201,084
Deferred loan fees	(1,553)	(487)
Allowance for loan losses	(27,043)	(18,552)
	$3,960,809	$3,182,045

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
Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. The Company’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. These cash flows, however, may not be as expected and the value of collateral securing the loans may fluctuate. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short term loans may be made on an unsecured basis. Additionally, our commercial loan portfolio includes loans made to customers in the energy industry, which is a complex, technical and cyclical industry. Experienced bankers with specialized energy lending experience originate our energy loans. Companies in this industry produce, extract, develop, exploit and explore for oil and natural gas. Loans are primarily collateralized with proven producing oil and gas reserves based on a technical evaluation of these reserves. At December 31, 2015 and 2014, there was approximately $182.5 million and $231.7 million, respectively, of exploration and production (E&P) energy loans outstanding.
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
Most of the Company’s lending activity occurs within the State of Texas, primarily in the north, central and southeast Texas regions. The majority of the Company’s portfolio consists of commercial and residential real estate loans. As of December 31, 2015 and 2014, there were no concentrations of loans related to a single industry in excess of 10% of total loans.
The allowance for loan losses is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio.
The allowance is derived from the following two components: 1) allowances established on individual impaired loans, which are based on a review of the individual characteristics of each loan, including the customer’s ability to repay the loan, the underlying collateral values, and the industry the customer operates, and 2) allowances based on actual historical loss experience for the last three years for similar types of loans in the Company’s loan portfolio adjusted for primarily changes in the lending policies and procedures; collection, charge-off and recovery practices; nature and volume of the loan portfolio; change in value of underlying collateral; volume and severity of nonperforming loans; existence and effect of any concentrations of credit and the level of such concentrations and current, national and local economic and business conditions. This second component also includes an unallocated allowance to cover uncertainties that could affect management’s estimate of probable losses. The unallocated allowance reflects the imprecision inherent in the underlying assumptions used in the methodologies for estimating this component.
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
Loans requiring an allocated loan loss provision are generally identified at the servicing officer level based on review of weekly past due reports and/or the loan officer’s communication with borrowers. In addition, past due loans are discussed at weekly officer loan committee meetings to determine if classification is warranted. The Company’s credit department has implemented an internal risk based loan review process to identity potential internally classified loans that supplements the annual independent external loan review. The external review generally covers all loans greater than $2.4 million annually. These reviews include analysis of borrower’s financial condition, payment histories and collateral values to determine if a loan should be internally classified. Generally, once classified, an impaired loan analysis is completed by the credit department to determine if the loan is impaired and the amount of allocated allowance required.

The Texas economy has been affected by the continued decline in oil prices over the past year, however, the north and central Texas areas that the Company lends in have continued to experience economic growth. The southeast area of Texas has been the most impacted by commodity prices. These prolonged declines in oil prices have the potential to further negatively impact the Texas economy and increase the risk of loss for all segments of the portfolio. The Company increased its allowance for loan losses during the year ended December 31, 2015 in consideration of this risk to the energy portfolio.
The economy and other risk factors are minimized by the Company’s underwriting standards which include the following principles: 1) financial strength of the borrower including strong earnings, high net worth, significant liquidity and acceptable debt to worth ratio, 2) managerial business competence, 3) ability to repay, 4) loan to value, 5) projected cash flow and 6) guarantor financial statements as applicable. The following is a summary of the activity in the allowance for loan losses by loan class for the years ended December 31, 2015, 2014 and 2013:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
Year ended December 31, 2015
Balance at the beginning of year	$5,051	$10,110	$2,205	$669	$246	$146	$—	$125	$18,552
Provision for loan losses	6,100	2,924	138	100	(31)	149	—	(149)	9,231
Charge-offs	(606)	(69)	(9)	—	—	(176)	—	—	(860)
Recoveries	28	42	5	—	—	45	—	—	120
Balance at end of year	$10,573	$13,007	$2,339	$769	$215	$164	$—	$(24)	$27,043

Year ended December 31, 2014
Balance at the beginning of year	$2,401	$7,872	$2,440	$577	$238	$363	$—	$69	$13,960
Provision for loan losses	2,999	2,530	(211)	81	8	(104)	—	56	5,359
Charge-offs	(368)	(371)	(32)	—	—	(143)	—	—	(914)
Recoveries	19	79	8	11	—	30	—	—	147
Balance at end of year	$5,051	$10,110	$2,205	$669	$246	$146	$—	$125	$18,552

Year ended December 31, 2013
Balance at the beginning of year	$2,377	$4,924	$2,965	$523	$159	$278	$—	$252	$11,478
Provision for loan losses	616	3,554	(405)	54	79	107	—	(183)	3,822
Charge-offs	(612)	(634)	(130)	—	—	(64)	—	—	(1,440)
Recoveries	20	28	10	—	—	42	—	—	100
Balance at end of year	$2,401	$7,872	$2,440	$577	$238	$363	$—	$69	$13,960

The following table details the amount of the allowance for loan losses and recorded investment in loans by class as of December 31, 2015 and 2014:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
December 31, 2015
Allowance for losses:
Individually evaluated for impairment	$3,085	$116	$—	$—	$—	$2	$—	$—	$3,203
Collectively evaluated for impairment	7,488	12,891	2,339	769	215	162	—	(24)	23,840
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance	$10,573	$13,007	$2,339	$769	$215	$164	$—	$(24)	$27,043

Loans:
Individually evaluated for impairment	$7,382	$4,671	$3,136	$—	$170	$111	$—	$—	$15,470
Collectively evaluated for impairment	720,732	2,321,209	602,206	187,984	50,008	41,835	124	—	3,924,098
Acquired with deteriorated credit quality	3,704	43,465	2,648	—	—	20	—	—	49,837
Ending balance	$731,818	$2,369,345	$607,990	$187,984	$50,178	$41,966	$124	$—	$3,989,405

December 31, 2014
Allowance for losses:
Individually evaluated for impairment	$339	$124	$8	$—	$—	$4	$—	$—	$475
Collectively evaluated for impairment	4,712	9,986	2,197	669	246	142	—	125	18,077
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance	$5,051	$10,110	$2,205	$669	$246	$146	$—	$125	$18,552

Loans:
Individually evaluated for impairment	$1,479	$6,768	$3,387	$—	$—	$75	$—	$—	$11,709
Collectively evaluated for impairment	666,830	1,724,514	508,833	138,278	38,822	52,159	242	—	3,129,678
Acquired with deteriorated credit quality	3,743	54,116	1,805	—	—	33	—	—	59,697
Ending balance	$672,052	$1,785,398	$514,025	$138,278	$38,822	$52,267	$242	$—	$3,201,084

Nonperforming loans by loan class at December 31, 2015 and 2014, are summarized as follows:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
December 31, 2015:
Nonaccrual loans	$7,366	$591	$552	$—	$170	$111	$—	$8,790
Loans past due 90 days and still accruing	—	—	—	—	—	—	—	—
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	16	3,480	2,574	—	—	—	—	6,070
	$7,382	$4,071	$3,126	$—	$170	$111	$—	$14,860
December 31, 2014:
Nonaccrual loans	$1,449	$70	$2,117	$—	$—	$67	$—	$3,703
Loans past due 90 days and still accruing	157	288	—	—	—	6	—	451
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	30	4,668	1,254	—	—	8	—	5,960
	$1,636	$5,026	$3,371	$—	$—	$81	$—	$10,114
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

Impaired loans by loan class at December 31, 2015 and 2014, are summarized as follows:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
December 31, 2015:
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$7,221	$1,930	$—	$—	$—	$5	$—	$9,156
Impaired loans with no allowance for loan losses	161	2,741	3,136	—	170	106	—	6,314
Total	$7,382	$4,671	$3,136	$—	$170	$111	$—	$15,470
Unpaid principal balance of impaired loans	$7,520	$4,936	$3,204	$—	$172	$133	$—	$15,965
Allowance for loan losses on impaired loans	$3,085	$116	$—	$—	$—	$2	$—	$3,203
December 31, 2014:
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$1,475	$2,056	$13	$—	$—	$7	$—	$3,551
Impaired loans with no allowance for loan losses	4	4,712	3,374	—	—	68	—	8,158
Total	$1,479	$6,768	$3,387	$—	$—	$75	$—	$11,709
Unpaid principal balance of impaired loans	$1,482	$7,274	$3,605	$—	$—	$93	$—	$12,454
Allowance for loan losses on impaired loans	$339	$124	$8	$—	$—	$4	$—	$475
For the year ended December 31, 2015:
Average recorded investment in impaired loans	$4,951	$5,904	$3,220	$—	$34	$93	$—	$14,202
Interest income recognized on impaired loans	$189	$286	$181	$—	$10	$24	$—	$690
For the year ended December 31, 2014:
Average recorded investment in impaired loans	$502	$7,484	$3,253	$34	$—	$69	$—	$11,342
Interest income recognized on impaired loans	$64	$400	$83	$—	$—	$3	$—	$550
For the year ended December 31, 2013:
Average recorded investment in impaired loans	$649	$8,669	$3,384	$34	$—	$80	$—	$12,816
Interest income recognized on impaired loans	$28	$517	$148	$6	$—	$6	$—	$705
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

A “troubled debt restructured” loan is identified as impaired and measured for credit impairment as of each reporting period in accordance with the guidance in  ASC 310-10-35. The recorded investment in troubled debt restructurings, including those on nonaccrual, was $6,691 and $7,302 as of December 31, 2015 and 2014.
Following is a summary of loans modified under troubled debt restructurings during the years ended December 31, 2015 and 2014:
.

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
Troubled debt restructurings during the year ended December 31, 2015
Number of contracts	1	1	—	—	—	—	—	2
Pre-restructuring outstanding recorded investment	$90	$776	$—	$—	$—	$—	$—	$866
Post-restructuring outstanding recorded investment	$90	$776	$—	$—	$—	$—	$—	$866

Troubled debt restructurings during the year ended December 31, 2014
Number of contracts	—	2	—	—	—	1	—	3
Pre-restructuring outstanding recorded investment	$—	$1,108	$—	$—	$—	$9	$—	$1,117
Post-restructuring outstanding recorded investment	$—	$1,108	$—	$—	$—	$9	$—	$1,117
At December 31, 2015 and 2014, there were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the years ended December 31, 2015 and 2014. At December, 31, 2015 and 2014, the Company had no commitments to lend additional funds to any borrowers with loans whose terms have been modified under troubled debt restructurings.
Modifications primarily relate to extending the amortization periods of the loans and interest rate concessions. The majority of these loans were identified as impaired prior to restructuring; therefore, the modifications did not materially impact the Company’s determination of the allowance for loan losses.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents information regarding the aging of past due loans by loan class as of December 31, 2015 and 2014:

	Loans 30-89 Days Past Due	Loans 90 or More Past Due	Total Past Due Loans	Current Loans	Total Loans
December 31, 2015
Commercial	$2,740	$7,220	$9,960	$721,858	$731,818
Commercial real estate, land and land development	2,059	—	2,059	2,367,286	2,369,345
Residential real estate	1,456	330	1,786	606,204	607,990
Single-family interim construction	503	—	503	187,481	187,984
Agricultural	89	170	259	49,919	50,178
Consumer	290	26	316	41,650	41,966
Other	—	—	—	124	124
	$7,137	$7,746	$14,883	$3,974,522	$3,989,405
December 31, 2014
Commercial	$6,006	$157	$6,163	$665,889	$672,052
Commercial real estate, land and land development	973	288	1,261	1,784,137	1,785,398
Residential real estate	1,258	554	1,812	512,213	514,025
Single-family interim construction	410	—	410	137,868	138,278
Agricultural	—	—	—	38,822	38,822
Consumer	1,899	8	1,907	50,360	52,267
Other	—	—	—	242	242
	$10,546	$1,007	$11,553	$3,189,531	$3,201,084
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

A summary of loans by credit quality indicator by class as of December 31, 2015 and 2014, is as follows:

	Pass	Pass/ Watch	OAEM	Substandard	Doubtful	Total
December 31, 2015
Commercial	$616,149	$46,607	$44,469	$24,593	$—	$731,818
Commercial real estate, construction, land and land development	2,343,883	18,463	3,341	3,658	—	2,369,345
Residential real estate	599,937	2,150	982	4,921	—	607,990
Single-family interim construction	187,984	—	—	—	—	187,984
Agricultural	48,185	66	1,757	170	—	50,178
Consumer	41,601	57	32	276	—	41,966
Other	124	—	—	—	—	124
	$3,837,863	$67,343	$50,581	$33,618	$—	$3,989,405
December 31, 2014
Commercial	$647,894	$16,919	$977	$6,262	$—	$672,052
Commercial real estate, construction, land and land development	1,759,533	8,667	6,008	11,190	—	1,785,398
Residential real estate	505,920	2,188	325	5,592	—	514,025
Single-family interim construction	138,278	—	—	—	—	138,278
Agricultural	38,422	57	—	343	—	38,822
Consumer	52,055	39	50	123	—	52,267
Other	242	—	—	—	—	242
	$3,142,344	$27,870	$7,360	$23,510	$—	$3,201,084
The Company has acquired certain loans which experienced credit deterioration since origination (purchased credit impaired (PCI) loans). Accretion on PCI loans is based on estimated future cash flows, regardless of contractual maturity. There are no PCI loans outstanding for acquisitions prior to 2012.
The following table summarizes the outstanding balance and related carrying amount of purchased credit impaired loans by acquired bank as of the respective acquisition date for the acquisitions occurring in 2015 and 2014:

	Acquisition Date
	November 1, 2015	October 1, 2014	April 15, 2014	January 1, 2014
	Grand Bank *	Houston City Bancshares	BOH Holdings	Live Oak Financial Corp.
Outstanding balance	$3,548	$12,021	$53,316	$3,583
Nonaccretable difference	(660)	(1,240)	(3,717)	(519)
Accretable yield	—	(561)	(3,511)	(182)
Carrying amount	$2,888	$10,220	$46,088	$2,882
* Amounts represent provisional estimates and are subject to final acquisition accounting adjustments.

The changes in accretable yield during the years ended December 31, 2015 and 2014 in regard to loans transferred at acquisition for which it was probable that all contractually required payments would not be collected are presented in the table below.

	2015	2014
Balance at January 1	$2,546	$408
Additions	—	4,254
Accretion	(1,048)	(2,116)
Net transfers to/from nonaccretable	882	—
Balance at December 31	$2,380	$2,546

The carrying amount of acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at December 31, 2015 and 2014, were as follows:

	December 31,
	2015	2014
Outstanding balance	$57,178	$69,371
Carrying amount	49,837	59,697
At December 31, 2015 and 2014, there was no allocation established in the allowance for loan losses related to purchased credit impaired loans.

Note 7.    Premises and Equipment, Net

Premises and equipment, net at December 31, 2015 and 2014 consisted of the following:

	December 31,
	2015	2014
Land	$20,081	$19,421
Building	71,448	69,243
Furniture, fixtures and equipment	23,629	21,356
Aircraft	8,807	5,298
Leasehold and tenant improvements	1,714	1,416
Construction in progress	642	25
	126,321	116,759
Less accumulated depreciation	(33,306)	(27,857)
	$93,015	$88,902

Depreciation expense amounted to $6,270, $5,285 and $4,322 for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company leases offices in the corporate location and other buildings to other unaffiliated tenants. Rental income of $277, $399 and $726 was recognized during the years ended December 31, 2015, 2014 and 2013, respectively. This rental income is recorded in the statements of income as an offset to occupancy expense.

At December 31, 2015, minimum future rental payments receivable from these tenants were as follows:

First year	$176
Second year	116
Third year	43
Fourth year	—
Fifth year	—
$335

Note 8.     Other Real Estate Owned

Other real estate owned at December 31, 2015 and 2014 consisted of the following:

	December 31,
	2015	2014
Construction, land and land development	$1,198	$1,761
Commercial real estate	970	3,002
	$2,168	$4,763

Note 9.    Goodwill and Core Deposit Intangible, Net

At December 31, 2015 and 2014, goodwill totaled $258,643 and $229,457, respectively. In 2015, the Company made measurement-period adjustments of $118 and $243 relating to the BOH Holdings and Houston City Bancshares acquisitions, respectively, and recorded goodwill of $28,825 relating to the acquisition of Grand Bank in November 2015 (Note 22).

The gross carrying value and accumulated amortization of core deposit intangible is as follows:

	December 31,
	2015	2014
Core deposit intangible	$23,019	$17,562
Less accumulated amortization	(6,662)	(5,107)
	$16,357	$12,455

Amortization of the core deposit intangible amounted to $1,555, $1,281 and $703 for the years ended December 31, 2015, 2014 and 2013, respectively.

The future amortization expense related to core deposit intangible remaining at December 31, 2015 is as follows:

First year	$1,989
Second year	1,989
Third year	1,967
Fourth year	1,921
Fifth year	1,891
Thereafter	6,600
$16,357

Note 10. Deposits

Deposits at December 31, 2015 and 2014 consisted of the following:

	December 31,
	2015		2014
	Amount	Percent	Amount	Percent
Noninterest-bearing demand accounts	$1,071,656	26.6%	$818,022	25.2%
Interest-bearing checking accounts	1,401,078	34.8	1,213,937	37.4
Savings accounts	141,792	3.5	142,989	4.4
Limited access money market accounts	568,492	14.1	251,790	7.7
Certificates of deposit and individual retirement accounts (IRA), less than $250,000	470,336	11.7	509,072	15.7
Certificates of deposit and individual retirement accounts (IRA), $250,000 and greater	374,925	9.3	313,788	9.6
	$4,028,279	100.0%	$3,249,598	100.0%
At December 31, 2015, the scheduled maturities of certificates of deposit, including IRAs, were as follows:

First year	$688,500
Second year	83,074
Third year	43,949
Fourth year	10,956
Fifth year	18,714
Thereafter	68
$845,261

Brokered deposits at December 31, 2015 and 2014 totaled $476,558 and $355,112, respectively.

Note 11. Federal Home Loan Bank Advances

At December 31, 2015, the Company has advances from the FHLB of Dallas under note payable arrangements with maturities which range from January 15, 2016 to January 1, 2026. Interest payments on these notes are made monthly. The weighted average interest rate of all notes was 1.21% and 1.48% at December 31, 2015 and 2014, respectively. The balances outstanding on these advances were $288,325 and $229,405 at December 31, 2015 and 2014, respectively.

Contractual maturities of FHLB advances at December 31, 2015 were as follows:

First year	$152,504
Second year	30,000
Third year	65,000
Fourth year	40,054
Fifth year	—
Thereafter	767
$288,325

The advances are secured by FHLB stock owned by the Company and a blanket lien on certain loans with an aggregate available carrying value of $1,566,180 at December 31, 2015. The Company had remaining credit available under the FHLB advance program of $817,049 at December 31, 2015.

At December 31, 2015, the Company had $461,455 in undisbursed advance commitments (letters of credit) with the FHLB. As of December 31, 2015, these commitments mature on various dates from January 2016 through October 2017. The FHLB letters of credit were obtained in lieu of pledging securities to secure public fund deposits that are over the FDIC insurance limit. At December 31, 2015, there were no disbursements against the advance commitments.

Note 12. Repurchase Agreements and Other Borrowings

At December 31, 2015 and 2014, repurchase accounts totaled $12,160 and $4,012, respectively. At December 31, 2015, securities held in safekeeping totaling $24,916 were pledged as security on these repurchase agreement accounts.

Other borrowings at December 31, 2015 and 2014 consisted of the following:

	December 31,
	2015	2014
Unsecured subordinated debentures (notes) in the amount of $65,000. Interest payments of 5.875% are made semiannually on February 1 and August 1 of each year beginning February 1, 2015. The maturity date is August 1, 2024. The notes may not be redeemed prior to maturity and meet the criteria to be recognized as Tier 2 capital for regulatory purposes.	$65,000	$65,000
Unsecured subordinated debentures in the original amount of $5,000. Interest payments at 7.00% are made quarterly with semiannual principal payments of $625. The remaining principal and accrued interest is due on July 15, 2018. The debentures may be redeemed prior to maturity and meet the criteria to be recognized as Tier 2 capital for regulatory purposes.	3,750	5,000
Unsecured subordinated debentures in the original amount of $2,730. Interest payments at 7.00% are made quarterly with semiannual principal payments of $341. The remaining principal and accrued interest is due on October 15, 2018. The debentures may be redeemed prior to maturity and meet the criteria to be recognized as Tier 2 capital for regulatory purposes.	2,048	2,730
	$70,798	$72,730

At December 31, 2015 and 2014, other borrowings included amounts owed to related parties of $2,503 and $3,320, respectively.

At December 31, 2015, the scheduled principal maturities of the Company's other borrowings were as follows:

First year	$1,933
Second year	1,933
Third year	1,932
Fourth year	—
Fifth year	—
Thereafter	65,000
$70,798

In January 2016, the Company redeemed the two small subordinated debenture issuances in full with principal payments totaling $5,798 plus all interest accrued at time of redemption.

In 2014, the Company entered into a $35 million unsecured revolving line of credit with an unrelated bank. During 2015, the Company renewed the unsecured line of credit with two unrelated commercial banks and increased the line from $35 million to $50 million. The line bears interest at LIBOR plus 2.50% and matures July 19, 2016. As of December 31, 2015 and 2014, there was no outstanding balance on the line. The Company is required to meet certain financial covenants on a quarterly basis, which includes maintaining $5,000 in cash at Independent Bank Group.

In addition, the Company has established federal funds lines of credit notes with nine unaffiliated banks totaling $200 million of borrowing capacity at December 31, 2015. The Company had federal funds lines with five unaffiliated banks totaling $125 million of borrowing capacity at December 31, 2014. The lines have no stated maturity date and the lenders may terminate the lines at any time without notice. The lines are provided on an unsecured basis and must be repaid the following business day from when the funds were borrowed. There were no borrowings against the lines at December 31, 2015 or 2014.

Note 13. Junior Subordinated Debentures

In March 2003, IB Trust I, an unconsolidated subsidiary of the Company, issued 5,000 shares of floating rate trust preferred securities at $1,000 per share for an aggregate price of $5,000, all of which was outstanding at December 31, 2015 and 2014. These securities bear an interest rate of 3.25% over the three-month LIBOR (3.58% and 3.48% at December 31, 2015 and 2014, respectively). The trust preferred securities will mature in March 2033. The proceeds from the sale of the trust preferred securities and the issuance of $155 in common securities to the Company were used by Trust I to purchase approximately $5,155 of floating rate junior subordinated debentures of the Company which have the same payment terms as the trust preferred securities. Distributions on the trust preferred securities and on the common securities issued to the Company are payable quarterly.

In March 2004, IB Trust II, an unconsolidated subsidiary of the Company, issued 3,000 shares of floating rate trust preferred securities at $1,000 per share for an aggregate price of $3,000, all of which was outstanding at December 31, 2015 and 2014. These securities bear an interest rate of 2.85% over the three-month LIBOR (3.17% and 3.08% at December 31, 2015 and 2014, respectively). The trust preferred securities will mature in March 2034. The proceeds from the sale of the trust preferred securities and the issuance of $93 in common securities to the Company were used by Trust II to purchase approximately $3,093 of floating rate junior subordinated debentures of the Company which have the same payment terms as the trust preferred securities. Distributions on the trust preferred securities and on the common securities issued to the Company are payable quarterly.

In December 2004, IB Trust III, an unconsolidated subsidiary of the Company, issued 3,600 shares of floating rate trust preferred securities at $1,000 per share for an aggregate price of $3,600, all of which was outstanding at December 31, 2015 and 2014. These securities bear an interest rate of 2.40% over the three-month LIBOR (2.78% and 2.63% at December 31, 2015 and 2014, respectively). The trust preferred securities will mature in December 2035. The proceeds from the sale of the trust preferred securities and the issuance of $112 in common securities to the Company were used by Trust I to purchase approximately $3,712 of floating rate junior subordinated debentures of the Company which have the same payment terms as the trust preferred securities. Distributions on the trust preferred securities and on the common securities issued to the Company are payable quarterly.

In February 2005, IB Centex Trust I, an unconsolidated subsidiary of the Company, issued 2,500 shares of floating rate trust preferred securities at $1,000 per share for an aggregate price of $2,500, all of which was outstanding at December 31, 2015 and 2014. These securities bear an interest rate of 3.25% over the three-month LIBOR (3.63% and 3.48% at December 31, 2015 and 2014, respectively). The trust preferred securities will mature in February 2035. The proceeds from the sale of the trust preferred securities and the issuance of $78 in common securities to the Company were used by Centex Trust I to purchase approximately $2,578 of floating rate junior subordinated debentures of the Company which have the same payment terms as the trust preferred securities. Distributions on the trust preferred securities and on the common securities issued to the Company are payable quarterly.

In connection with the acquisition of Community Group Inc. in 2012, the Company, assumed $3,500 (3,500 shares with a liquidation amount of $1,000 per security) of Floating Rate Cumulative Trust Preferred Securities (TPS) which were issued through a wholly-owned subsidiary, Community Group Statutory Trust I (CGI Trust I) and all of which were outstanding at December 31, 2015 and 2014. CGI Trust I invested the total proceeds from the sale of TPS and the $109 proceeds from the sale of common stock to CGI in floating rate Junior Subordinated Debentures (Debentures) issued by CGI. Interest on the TPS is payable quarterly at a rate equal to the three-month LIBOR rate plus 1.60% (2.11% and 1.84% at December 31, 2015 and 2014). Principal payments are due at maturity on June 21, 2037. The Company may redeem the Debentures, in whole or in part, on any interest payment date at an amount equal to the principal amount of the Debentures being redeemed plus accrued and unpaid interest.

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

Note 14. Income Taxes

Income tax expense for the years ended December 31, 2015, 2014 and 2013 was as follows:

	Years Ended December 31,
	2015	2014	2013
Current income tax expense	$22,946	$14,849	$6,744
Deferred income tax expense (benefit)	(3,935)	71	(2,083)
Income tax expense, as reported	$19,011	$14,920	$4,661

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

Reported income tax expense differed from the amounts computed by applying the U.S. federal statutory income tax rate of 35% to income before income taxes for the years ended December 31, 2015, 2014 and 2013 as follows:

	Years Ended December 31,
	2015	2014	2013
Income tax expense computed at the statutory rate	$20,229	$15,364	$6,571
Initial recording of deferred tax asset	—	—	(1,760)
Tax-exempt interest income from municipal securities	(624)	(500)	(259)
Tax-exempt loan income	(398)	(174)	(86)
Bank owned life insurance income	(377)	(340)	(93)
Non-deductible acquisition expenses	108	486	279
Other	73	84	9
	$19,011	$14,920	$4,661

Components of deferred tax assets and liabilities are as follows:

	December 31,
	2015	2014
Deferred tax assets:
Allowance for loan losses	$9,428	$6,420
NOL carryforwards from acquisitions	571	793
Acquired loan fair market value adjustments	4,540	4,310
Restricted stock	1,422	1,121
Reserve for bonuses	1,045	138
Deferred loan fees	424	170
Acquisition costs	—	41
Start up costs	294	344
Other real estate owned	80	284
Unearned rent income	91	48
Nonaccrual loans	45	32
Other	235	147
	18,175	13,848
Deferred tax liabilities:
Premises and equipment	(4,900)	(5,776)
Net unrealized gain on available for sale securities	(963)	(975)
Core deposit intangibles	(5,715)	(4,348)
Securities	(330)	(332)
FHLB stock	(66)	(52)
Acquired tax accounting method changes	(255)	—
Other	(54)	(130)
	(12,283)	(11,613)
Net deferred tax asset	$5,892	$2,235

At December 31, 2015, the Company had federal net operating loss carryforwards of approximately $1,630 which expire in 2028 and 2029. Deferred tax assets are recognized for net operating losses because the benefit is more likely than not to be realized. No valuation allowance for deferred tax assets was recorded at December 31, 2015 or 2014 as management believes it is more likely than not that all of the deferred tax assets will be realized.

The Company does not have any uncertain tax positions and does not have any interest and penalties recorded in the income statement for the years ended December 31, 2015, 2014 and 2013. The Company files a consolidated income tax return in the US federal tax jurisdiction. The Company is no longer subject to examination by the US federal tax jurisdiction for years prior to 2012.

Note 15. Commitments and Contingencies

Financial Instruments with Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of this instrument. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At December 31, 2015 and 2014, the approximate amounts of these financial instruments were as follows:

	December 31,
	2015	2014
Commitments to extend credit	$838,341	$565,881
Standby letters of credit	10,361	8,571
	$848,702	$574,452
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
Letters of credit are written conditional commitments used by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan arrangements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table above. If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of December 31, 2015 and 2014, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

Litigation
The Company is involved in certain legal actions arising from normal business activities. Management believes that the outcome of such proceedings will not materially affect the financial position, results of operations or cash flows of the Company. A legal proceeding that the Company believes could become material is described below.

Independent Bank is a party to a legal proceeding inherited by Independent Bank in connection with its acquisition of BOH Holdings, Inc. and its subsidiary, Bank of Houston (BOH). The plaintiffs in the case are alleging that Independent Bank aided and abetted or participated in a fraudulent scheme. Independent Bank is pursuing insurance coverage for these claims, including reimbursement for defense costs. The Company believes the claims made in this lawsuit are without merit and is vigorously defending the lawsuit. The Company is unable to predict when the matter will be resolved, the ultimate outcome or potential costs or damages to be incurred. Please see Part I, Item 3. for more details on this lawsuit.

Lease Commitments
The Company leases certain branch facilities and other facilities. Rent expense related to these leases amounted to $2,182, $1,410 and $716 for the years ended December 31, 2015, 2014 and 2013, respectively.

At December 31, 2015, minimum future rental payments due under noncancelable lease commitments were as follows:

First year	$2,047
Second year	1,652
Third year	1,104
Fourth year	933
Fifth year	940
Thereafter	1,946
$8,622

Note 16. Related Party Transactions

In the ordinary course of business, the Company has and expects to continue to have transactions, including loans to its officers, directors and their affiliates. In the opinion of management, such transactions are on the same terms as those prevailing at the time for comparable transactions with unaffiliated persons. Loan activity for officers, directors and their affiliates for the year ended December 31, 2015 is as follows:

Balance at beginning of year	$36,208
New loans	29,101
Repayments	(8,403)
Changes in affiliated persons	(227)
Balance at end of year	$56,679

See also Note 12 for related party borrowings.

Note 17. Employee Benefit Plans

The Company has a 401(k) profit sharing plan (Plan) which covers employees over the age of eighteen who have completed ninety days of credited service, as defined by the Plan. The Plan provides for “before tax” employee contributions through salary reduction contributions under Section 401(k) of the Internal Revenue Code. A participant may choose a salary reduction not to exceed the dollar limit set by law each year ($18 in 2015). Contributions by the Company and by participants are immediately fully vested. The Plan provides for the Company to make 401(k) matching contributions ranging from 50% to 100% depending upon the employee's years of service, but limited to 6% of the participant's eligible salary. The Plan also provides for the Company to make additional discretionary contributions to the Plan. The Company made contributions of approximately $1,208, $894 and $524 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of December 31, 2015 and 2014 by level within the ASC Topic 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Measured on a recurring basis:
Assets:
Investment securities available for sale:
U.S. treasuries	$1,002	$—	$1,002	$—
Government agency securities	135,300	—	135,300	—
Obligations of state and municipal subdivisions	85,416	—	85,416	—
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	51,745	—	51,745	—
December 31, 2014
Measured on a recurring basis:
Assets:
Investment securities available for sale:
U.S. treasuries	$1,006	$—	$1,006	$—
Government agency securities	58,023	—	58,023	—
Obligations of state and municipal subdivisions	76,899	—	76,899	—
Corporate bonds	1,081	—	1,081	—
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC and FHR	69,053	—	69,053	—
There were no transfers between level categorizations and no changes in valuation methodologies for the years presented.
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

In accordance with ASC Topic 820, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at December 31, 2015 and 2014, for which a nonrecurring change in fair value has been recorded:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Period Ended Total Losses
December 31, 2015
Measured on a nonrecurring basis:
Assets:
Impaired loans	$4,827	$—	$—	$4,827	$3,029
Other real estate	577	—	—	577	35

December 31, 2014
Measured on a nonrecurring basis:
Assets:
Impaired loans	$4,943	$—	$—	$4,943	$188
Other real estate	138	—	—	138	22

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
In addition, mortgage loans held for sale are required to be measured at the lower of cost or fair value. The fair value of mortgage loans held for sale is based upon binding quotes or bids from third party investors. As of December 31, 2015 and 2014, all mortgage loans held for sale were recorded at cost.

The methods and assumptions used by the Company in estimating fair values of financial instruments as disclosed herein in accordance with ASC Topic 825, Financial Instruments, other than for those measured at fair value on a recurring and nonrecurring basis discussed above, are as follows:
Cash and cash equivalents: The carrying amounts of cash and cash equivalents approximate their fair value.
Certificates of deposit held in other banks: The fair value of certificates of deposit held in other banks is based upon current rates in the market.
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

The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instruments were as follows at December 31, 2015 and 2014:

			Fair Value Measurements at Reporting Date Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Financial assets:
Cash and cash equivalents	$293,279	$293,279	$293,279	$—	$—
Certificates of deposit held in other banks	61,746	61,873	—	61,873	—
Securities available for sale	273,463	273,463	—	273,463	—
Loans held for sale	12,299	12,299	—	12,299	—
Loans, net	3,960,809	3,966,199	—	3,960,246	5,953
FHLB of Dallas stock and other restricted stock	14,256	14,256	—	14,256	—
Accrued interest receivable	10,991	10,991	—	10,991	—
Financial liabilities:
Deposits	4,028,279	4,031,365	—	4,031,365	—
Accrued interest payable	2,792	2,792	—	2,792	—
FHLB advances	288,325	295,345	—	295,345	—
Repurchase agreements	12,160	12,160	—	12,160	—
Other borrowings	70,798	70,935	—	70,935	—
Junior subordinated debentures	18,147	18,128	—	18,128	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2014
Financial assets:
Cash and cash equivalents	$324,047	$324,047	$324,047	$—	$—
Securities available for sale	206,062	206,062	—	206,062	—
Loans held for sale	4,453	4,453	—	4,453	—
Loans, net	3,182,045	3,203,337	—	3,200,261	3,076
FHLB of Dallas stock and other restricted stock	12,321	12,321	—	12,321	—
Accrued interest receivable	9,655	9,655	—	9,655	—
Financial liabilities:
Deposits	3,249,598	3,252,114	—	3,252,114	—
Accrued interest payable	2,919	2,919	—	2,919	—
FHLB advances	229,405	228,607	—	228,607	—
Repurchase agreements	4,012	4,012	—	4,012	—
Other borrowings	72,730	75,164	—	75,164	—
Junior subordinated debentures	18,147	18,134	—	18,134	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

Note 19. Stock Awards and Stock Warrants
The Company grants common stock awards to certain employees of the Company. The common stock issued prior to 2013 vests five years from the date the award is granted and the related compensation expense is recognized over the vesting period. In connection with the initial public offering in April 2013, the Board of Directors adopted a new 2013 Equity Incentive Plan. Under this plan, the Compensation Committee may grant awards in the form of restricted stock, restricted stock rights, restricted stock units, qualified and nonqualified stock options, performance-based share awards and other equity-based awards. The Plan reserved 800,000 shares of common stock to be awarded by the Company’s compensation committee. The shares issued under the 2013 Plan are restricted and will generally vest evenly over the employment period, ranging from three to five years. Shares granted under a previous plan prior to 2012 and those in and subsequent to 2013 under the 2013 Equity Incentive Plan were issued at the date of grant and receive dividends. Shares issued under a revised plan in 2012 are not outstanding shares of the Company until they vest and do not receive dividends.
The following table summarizes the activity in nonvested shares for the years ended December 31, 2015 and 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2014	373,886	$41.58
Granted during the period	106,124	32.91
Vested during the period	(84,107)	42.32
Forfeited during the period	(22,331)	33.64
Nonvested shares, December 31, 2015	373,572	$40.29

Nonvested shares, December 31, 2013	306,524	$22.75
Granted during the period	201,570	56.07
Vested during the period	(133,014)	20.27
Forfeited during the period	(1,194)	30.37
Nonvested shares, December 31, 2014	373,886	$41.58
Compensation expense related to these awards is recorded based on the fair value of the award at the date of grant and totaled $4,314, $2,914 and $1,469 for the years ended December 31, 2015, 2014 and 2013, respectively. Compensation expense is recorded in salaries and employee benefits in the accompanying consolidated statements of income. At December 31, 2015, future compensation expense is estimated to be $10,856 and will be recognized over a remaining weighted average period of 3.02 years.
The fair value of common stock awards that vested during the years ended December 31, 2015, 2014 and 2013 was $3,300, $6,608 and $855, respectively. The Company has recorded $(72), $1,409 and $72 to additional paid in capital, which represents the income tax deficiency and excess tax benefit, respectively, recognized on the vested shares for the years ended December 31, 2015, 2014 and 2013, respectively.
There were no significant modifications of stock agreements during 2015. In 2014, the restricted stock agreement of one employee was modified resulting in an additional 3,000 net shares issued and incremental compensation costs totaling $140.
At December 31, 2015, the future vesting schedule of the nonvested shares is as follows:

First year	123,522
Second year	126,628
Third year	83,222
Fourth year	36,800
Fifth year	3,400
Total nonvested shares	373,572
The Company has issued warrants representing the right to purchase 150,544 shares of Company stock at $17.19 per share to certain Company directors and shareholders. The warrants were issued in return for the shareholders' agreement to repurchase the subordinated debt outstanding to an unaffiliated bank in the event of Company default. The warrants were recorded as equity awards at fair value and were being amortized over the term of the debt. The Company paid off the related subordinated debt in 2013. The warrants expire in December 2018.

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
Starting in January 2016, the implementation of the capital conservation buffer will be effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and effectively increases the minimum required risk-weighted capital ratios.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, CET1 and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2015 and 2014, the Company and the Bank meet all capital adequacy requirements to which they are subject.
As of December 31, 2015 and 2014, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized," the Bank must maintain minimum total risk based, CET1, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The actual capital amounts and ratios of the Company and Bank as of December 31, 2015 and 2014, are presented in the following table:

	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2015
Total capital to risk weighted assets:
Consolidated	$473,993	11.14%	$340,533	8.00%	N/A	N/A
Bank	470,495	11.06	340,259	8.00	$425,323	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	379,631	8.92	255,400	6.00	N/A	N/A
Bank	443,452	10.43	255,194	6.00	340,259	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	338,093	7.94	191,550	4.50	N/A	N/A
Bank	443,452	10.43	191,396	4.50	276,460	6.50
Tier 1 capital to average assets:
Consolidated	379,631	8.28	183,379	4.00	N/A	N/A
Bank	443,452	9.72	182,421	4.00	228,026	5.00

December 31, 2014
Total capital to risk weighted assets:
Consolidated	$402,326	12.59%	$255,633	8.00%	N/A	N/A
Bank	397,512	12.46	255,219	8.00	$319,024	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	314,136	9.83	127,817	4.00	N/A	N/A
Bank	378,960	11.88	127,609	4.00	191,414	6.00
Tier 1 capital to average assets:
Consolidated	314,136	8.15	154,270	4.00	N/A	N/A
Bank	378,960	9.93	152,598	4.00	190,747	5.00

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

The SBLF Preferred Stock qualifies as Tier 1 capital. The holders of SBLF Preferred Stock are entitled to receive non-cumulative dividends, payable quarterly. The dividend rate was determined based on the level of Qualified Small Business Lending at BOH Holdings and was set at 1.00% at time of acquisition. The Company qualified for the 1.00% rate continuing through January 2016, at which time the dividend rate will increase to 9.00%. During the years ended December 31, 2015 and 2014, the Company recorded preferred stock dividends of $240 and $169, respectively.

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

In December 2015, the Board of Directors approved the redemption of the SBLF Series A Preferred Stock and the redemption was approved by both the Federal Reserve and U.S. Department of Treasury. Upon such approval, the shares became redeemable at a determinable price and date; therefore, the Company reclassified the preferred stock to temporary equity on its balance sheet. On January 14, 2016, the Company redeemed all 23,938.35 outstanding shares of its Senior Non-Cumulative Perpetual Small Business Lending Fund Series A Preferred Stock and related accrued dividends for a total redemption price of $23,947.

Note 22.    Business Combinations

Grand Bank

On November 1, 2015, the Company acquired 100% of the outstanding stock of Grand Bank with two branches located in Dallas, TX. The Company issued 1,279,532 shares of Company stock and paid $24,103 in cash for the outstanding shares of Grand Bank common stock.

The Company recognized a provisional amount of goodwill of $28,825, which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair value of identifiable assets acquired. The goodwill in this acquisition resulted from a combination of expected synergies and the intent to expand our presence in the Dallas market. None of the goodwill recognized is expected to be deductible for income tax purposes.

Provisional estimates for loans, goodwill, core deposit intangible and deposits have been recorded for the acquisition as independent valuations have not been finalized. The Company does not not expect any significant differences from estimated values upon completion of the valuations.

Non-credit impaired loans had an estimated fair value of $270,744 at the date of acquisition and contractual balances of $273,680. The difference of $2,936 will be recognized into interest income as an adjustment to yield over the life of the loans.

The Company has incurred expenses related to the acquisition of approximately $902 during the year ended December 31, 2015, which is included in acquisition expenses in the consolidated statements of income. In addition, for the year ended December 31, 2015, the Company paid offering costs totaling $424 which were recorded as a reduction to stock issuance proceeds through additional paid in capital. The acquisition is not considered significant to the Company’s financial statements and therefore, pro forma financial data is not included.

Estimated fair values of the assets acquired and liabilities assumed in this transaction as of the closing date are as follows:

Assets of acquired bank:
Cash and cash equivalents	$152,913
Time deposits with other banks	84,527
Securities available for sale	72,619
Loans	273,632
Premises and equipment	1,214
Goodwill	28,825
Core deposit intangible	5,457
Other assets	989
Total assets	$620,176

Liabilities of acquired bank:
Deposits	$523,650
Repurchase accounts	18,873
FHLB advances	2,836
Other liabilities	876
Total liabilities	$546,235
Common stock issued in the Grand Bank transaction	$49,838
Cash paid for the Grand Bank transaction	$24,103

Houston City Bancshares

On October 1, 2014, the Company acquired 100% of the outstanding stock of Houston City Bancshares, Inc. and its wholly owned subsidiary, Houston Community Bank, Houston, TX (HCB) with branches located in the Houston area. The Company issued 637,856 shares of Company stock and paid $16,804 in cash for the outstanding shares of HCB common stock.

The Company has recognized total goodwill of $21,444, which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair value of identifiable assets acquired. The goodwill in this acquisition resulted from a combination of expected synergies and the intent to expand our presence in the Houston market. None of the goodwill recognized is deductible for income tax purposes.

Non-credit impaired loans had an estimated fair value of $184,650 at the date of acquisition and contractual balances of $186,953. The difference of $2,303 will be recognized into interest income as an adjustment to yield over the life of the loans.

The Company has incurred expenses related to the acquisition of approximately $422 and $1,126 during the years ended December 31, 2015 and 2014, which is included in acquisition expenses in the consolidated statements of income. In addition, for the years ended December 31, 2015 and 2014, the Company paid offering costs totaling $144 and $16, respectively, which were recorded as a reduction to stock issuance proceeds through additional paid in capital. The acquisition is not considered significant to the Company’s financial statements and therefore, pro forma financial data is not included.

The following table summarizes the previously reported estimates and the measurement-period adjustments made during 2015 to asset and liability accounts to derive at the final acquisition accounting allocations for HCB:

Assets of acquired bank:	As reported at December 31, 2014	Measurement period adjustments	Final recorded value
Cash and cash equivalents	$118,825	$—	$118,825
Securities available for sale	3,548	—	3,548
Loans	194,870	—	194,870
Premises and equipment	9,227	—	9,227
Goodwill	21,201	243	21,444
Core deposit intangible	2,459	—	2,459
Other assets	617	(243)	374
Total assets	$350,747	$—	$350,747

Liabilities of acquired bank:
Deposits	$303,092	$—	303,092
Other liabilities	585	—	585
Total liabilities	$303,677	—	303,677
Common stock issued in the HCB transaction	$30,266	—	30,266
Cash paid for the HCB transaction	$16,804	—	16,804

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

The Company has recognized goodwill of $166,050 which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair value of identifiable assets acquired. The goodwill in this acquisition resulted from a combination of expected synergies and entrance into a desirable Texas market. None of the goodwill recognized is deductible for income tax purposes.

The Company has incurred expenses related to the acquisition of approximately $1,911 and $592 for the years ended December 31, 2014 and 2013 which is included in acquisition expenses in the consolidated statements of income. In addition, for the year ended December 31, 2014, the Company paid offering costs totaling $550 which were recorded as a reduction to stock issuance proceeds through additional paid in capital.

The following table summarizes the previously reported estimates and the measurement period adjustments made to asset and liability accounts to derive at the final acquisition accounting allocations for BOH:

	Reported Estimates at December 31, 2014	Measurement Period Adjustments	Final Recorded Values
Assets of acquired bank:
Cash and cash equivalents	$135,525	$—	$135,525
Securities available for sale	59,141	—	59,141
Loans	785,216	—	785,216
Premises and equipment	7,211	—	7,211
Other real estate	1,224	—	1,224
Goodwill	165,932	118	166,050
Core deposit intangible	7,265	—	7,265
Other assets	27,198	63	27,261
Total assets acquired	$1,188,712	$181	$1,188,893

Liabilities of acquired bank:
Deposits	$820,752	$—	$820,752
FHLB Advances	95,000	—	95,000
Other liabilities	6,195	181	6,376
Total liabilities assumed	$921,947	$181	$922,128
Common stock issued	$208,817	$—	$208,817
Series A Preferred Stock Exchanged in connection with acquired bank	$23,938	$—	$23,938
Cash paid	$34,010	$—	$34,010
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
The following table summarizes the final fair values of the assets acquired and liabilities assumed in the transaction:

Assets of acquired bank:
Cash and cash equivalents	$32,246
Securities available for sale	16,740
Loans	71,304
Premises and equipment	2,600
Goodwill	7,046
Core deposit intangible	882
Other assets	190
Total assets	$131,008

Liabilities of acquired bank:
Deposits	$105,010
Repurchase agreements	3,733
Other liabilities	565
Total liabilities	$109,308
Common stock issued in the Live Oak transaction	$11,700
Cash paid in the Live Oak transaction	$10,000
The Company recognized goodwill of $7,046 which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair value of identifiable assets acquired. The goodwill in this acquisition resulted from a combination of expected synergies and a desirable branch location. None of the goodwill recognized is expected to be deductible for income tax purposes.

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

Note 23. Parent Company Only Financial Statements

The following balance sheets, statements of income and statements of cash flows for Independent Bank Group, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

Balance Sheets

	December 31,
Assets	2015	2014
Cash and cash equivalents	$6,624	$5,773
Investment in subsidiaries	708,730	623,275
Investment in Trusts	547	547
Other assets	2,856	4,627
Total assets	$718,757	$634,222

Liabilities, Temporary Equity and Stockholders' Equity
Other borrowings	$70,798	$72,730
Junior subordinated debentures	18,147	18,147
Other liabilities	2,503	2,494
Total liabilities	91,448	93,371

Temporary equity: Preferred stock	23,938	—

Stockholders' equity:
Preferred stock	—	23,938
Common stock	184	170
Additional paid-in capital	530,107	476,609
Retained earnings	70,698	37,731
Accumulated other comprehensive income	2,382	2,403
Total stockholders' equity	603,371	540,851
Total liabilities, temporary equity and stockholders' equity	$718,757	$634,222

Statements of Income

	Years Ended December 31,
	2015	2014	2013
Interest expense:
Interest on notes payable and other borrowings	$4,282	$2,225	$1,425
Interest on junior subordinated debentures	539	542	543
Total interest expense	4,821	2,767	1,968

Noninterest income:
Dividends from subsidiaries	35,250	33,850	11,547
Other	16	19	16
	35,266	33,869	11,563
Noninterest expense:
Salaries and employee benefits	4,270	3,693	2,316
Professional fees	546	1,163	157
Acquisition expense, including legal	1,282	2,681	1,956
Other	1,217	800	397
Total noninterest expense	7,315	8,337	4,826
Income before income tax benefit and equity in undistributed income of subsidiaries	23,130	22,765	4,769
Income tax benefit	4,121	3,283	2,643
Income before equity in undistributed income of subsidiaries	27,251	26,048	7,412
Equity in undistributed income of subsidiaries	11,535	2,930	12,388
Net income	$38,786	$28,978	$19,800

Statements of Cash Flows

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$38,786	$28,978	$19,800
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(11,535)	(2,930)	(12,388)
Stock compensation expense	4,314	2,914	1,469
Net change in other assets	1,771	(3,291)	(531)
Net change in other liabilities	(63)	2,233	783
Net cash provided by operating activities	33,273	27,904	9,133

Cash flows from investing activities:
Capital investment in subsidiaries	—	(52,000)	(33,466)
Cash received from liquidation of Adriatica	—	10,940	—
Cash received from acquired companies	—	6,108	—
Cash paid in acquisitions	(24,103)	(60,814)	(18,412)
Net cash used in investing activities	(24,103)	(95,766)	(51,878)

Cash flows from financing activities:
Repayments of other borrowings	(1,932)	—	(25,308)
Proceeds from other borrowings	—	65,000	—
Offering costs paid in connection with acquired banks	(568)	(566)	—
Proceeds from issuance of common stock	—	—	86,571
Dividends paid	(5,819)	(3,910)	(6,803)
Net cash (used in) provided by financing activities	(8,319)	60,524	54,460
Net change in cash and cash equivalents	851	(7,338)	11,715
Cash and cash equivalents at beginning of year	5,773	13,111	1,396
Cash and cash equivalents at end of year	$6,624	$5,773	$13,111

Note 24. Subsequent Events

Redemption of Small Business Lending Fund Series A Preferred Stock and Subordinated Debentures

On January 14, 2016, the Company redeemed all 23,938.35 outstanding shares of its Senior Non-Cumulative Perpetual Small Business Lending Fund Series A Preferred Stock held by the Treasury and related accrued dividends for a total redemption price of $23,947.

Also on January 14, 2016, the Company redeemed the subordinated debentures owed to individuals with principal balances totaling $5,798. The total redemption price including accrued interest totaled $5,899.

Share Repurchase Program Renewal

On January 28, 2016, the Company announced the renewal of its stock repurchase program. The program authorizes the repurchase by the Company of up to $30 million of the Company's common stock. The repurchase program is authorized to continue through December 31, 2016. No shares have been repurchased by the Company under this program through the date of this report.

Declaration of Dividends

On January 28, 2016, the Company declared a quarterly cash dividend in the amount of $0.08 per share of common stock to the stockholders of record on February 8, 2016. The dividend totaling $1,477 was paid on February 18, 2016.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of McKinney, Texas, on February 25, 2016.

Independent Bank Group, Inc. (Registrant)

Date: February 25, 2016	By: /s/ David R. Brooks

David R. Brooks
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David R. Brooks	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2016
David R. Brooks

/s/ Michelle S. Hickox	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 25, 2016
Michelle S. Hickox

/s/ Torry Berntsen	President, Chief Operating Officer and Director	February 25, 2016
Torry Berntsen

/s/ Daniel W. Brooks	Vice Chairman, Chief Risk Officer and Director	February 25, 2016
Daniel W. Brooks

/s/ James D. Stein	Vice Chairman, Houston Region Chief Executive Officer and Director	February 25, 2016
James D. Stein

/s/ M. Brian Aynesworth	Director	February 25, 2016
M. Brian Aynesworth

/s/ Douglas A. Cifu	Director	February 25, 2016
Douglas A. Cifu

/s/ William E. Fair	Director	February 25, 2016
William E. Fair

/s/ Craig E. Holmes	Director	February 25, 2016
Craig E. Holmes

/s/ J. Webb Jennings III	Director	February 25, 2016
J. Webb Jennings III

/s/ Donald L. Poarch	Director	February 25, 2016
Donald L. Poarch

/s/ Jack M. Radke	Director	February 25, 2016
Jack M. Radke

/s/ G. Stacy Smith	Director	February 25, 2016
G. Stacy Smith

/s/ Michael T. Viola	Director	February 25, 2016
Michael T. Viola