Form 10-Q
period 2016-03-31
Independent Bank Group, Inc.
filed 2016-04-27
CIK 1564618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2016.
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
Common Stock, Par Value $0.01 Per Share – 18,460,978 shares as of April 26, 2016.

INDEPENDENT BANK GROUP, INC. AND SUBSIDIARIES
Form 10-Q
March 31, 2016

***

Independent Bank Group, Inc. and Subsidiaries

Consolidated Balance Sheets
March 31, 2016 and December 31, 2015 (unaudited)
(Dollars in thousands, except share information)

	March 31,	December 31,
Assets	2016	2015

Cash and due from banks	$89,631	$129,096
Interest-bearing deposits in other banks	266,895	164,183
Cash and cash equivalents	356,526	293,279
Certificates of deposit held in other banks	39,334	61,746
Securities available for sale (amortized cost of $298,693 and $270,711, respectively)	302,650	273,463
Loans held for sale	8,515	12,299
Loans, net of allowance for loan losses of $29,984 and $27,043, respectively	4,098,573	3,960,809
Premises and equipment, net	92,599	93,015
Other real estate owned	1,745	2,168
Federal Home Loan Bank (FHLB) of Dallas stock and other restricted stock	22,400	14,256
Bank-owned life insurance (BOLI)	41,126	40,861
Deferred tax asset	4,754	5,892
Goodwill	258,319	258,643
Core deposit intangible, net	15,653	16,357
Other assets	19,773	22,212
Total assets	$5,261,967	$5,055,000

Liabilities, Temporary Equity and Stockholders’ Equity
Deposits:
Noninterest-bearing	$1,070,611	$1,071,656
Interest-bearing	3,101,341	2,956,623
Total deposits	4,171,952	4,028,279

FHLB advances	380,805	288,325
Repurchase agreements	—	12,160
Other borrowings	63,890	68,295
Other borrowings, related parties	50	2,503
Junior subordinated debentures	18,147	18,147
Other liabilities	10,865	9,982
Total liabilities	4,645,709	4,427,691
Commitments and contingencies

Temporary equity: Series A preferred stock (0 and 23,938.35 shares issued and outstanding, respectively)	—	23,938
Stockholders’ equity:
Common stock (18,461,480 and 18,399,194 shares outstanding, respectively)	185	184
Additional paid-in capital	531,243	530,107
Retained earnings	81,665	70,698
Accumulated other comprehensive income	3,165	2,382
Total stockholders’ equity	616,258	603,371
Total liabilities, temporary equity and stockholders’ equity	$5,261,967	$5,055,000
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Income
Three Months Ended March 31, 2016 and 2015 (unaudited)
(Dollars in thousands, except per share information)

	Three Months Ended March 31,
	2016	2015
Interest income:
Interest and fees on loans	$49,910	$39,580
Interest on taxable securities	730	609
Interest on nontaxable securities	451	414
Interest on interest-bearing deposits and other	373	133
Total interest income	51,464	40,736
Interest expense:
Interest on deposits	3,651	2,709
Interest on FHLB advances	1,001	752
Interest on repurchase agreements and other borrowings	1,003	1,069
Interest on junior subordinated debentures	149	128
Total interest expense	5,804	4,658
Net interest income	45,660	36,078
Provision for loan losses	2,997	1,670
Net interest income after provision for loan losses	42,663	34,408
Noninterest income:
Service charges on deposit accounts	1,695	1,585
Mortgage fee income	1,376	1,300
Gain on sale of other real estate	43	130
Gain on sale of premises and equipment	38	—
Increase in cash surrender value of BOLI	265	270
Other	1,053	681
Total noninterest income	4,470	3,966
Noninterest expense:
Salaries and employee benefits	16,774	14,424
Occupancy	4,040	3,910
Data processing	1,182	688
FDIC assessment	726	519
Advertising and public relations	295	346
Communications	535	539
Net other real estate owned expenses (including taxes)	33	59
Other real estate impairment	55	—
Core deposit intangible amortization	488	372
Professional fees	660	490
Acquisition expense, including legal	639	472
Other	3,092	2,567
Total noninterest expense	28,519	24,386

Income before taxes	18,614	13,988
Income tax expense	6,162	4,536
Net income	$12,452	$9,452
Basic earnings per share	$0.67	$0.55
Diluted earnings per share	$0.67	$0.55

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2016 and 2015 (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$12,452	$9,452
Other comprehensive income before tax:
Change in net unrealized gains on available for sale securities during the year	1,205	1,381
Reclassification adjustment for gain on sale of securities available for sale included in net income	—	—
Other comprehensive income before tax	1,205	1,381
Income tax expense	422	483
Other comprehensive income, net of tax	783	898
Comprehensive income	$13,235	$10,350

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2016 and 2015 (unaudited)
(Dollars in thousands, except for par value, share and per share information)

	Series A Preferred Stock $.01 Par Value 10 million shares authorized	Common Stock $.01 Par Value 100 million shares authorized		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
		Shares	Amount
Balance, December 31, 2015	$—	18,399,194	$184	$530,107	$70,698	$2,382	$603,371
Net income	—	—	—	—	12,452	—	12,452
Other comprehensive income, net of tax	—	—	—	—	—	783	783
Restricted stock forfeited	—	(5,534)	—	—	—	—	—
Restricted stock granted	—	67,820	1	(1)	—	—	—
Stock based compensation expense	—	—	—	1,220	—	—	1,220
Income tax deficiency on restricted stock vested	—	—	—	(83)	—	—	(83)
Preferred stock dividends	—	—	—	—	(8)	—	(8)
Cash dividends ($0.08 per share)	—	—	—	—	(1,477)	—	(1,477)
Balance, March 31, 2016	$—	18,461,480	$185	$531,243	$81,665	$3,165	$616,258

Balance, December 31, 2014	$23,938	17,032,669	$170	$476,609	$37,731	$2,403	$540,851
Net income	—	—	—	—	9,452	—	9,452
Other comprehensive income, net of tax	—	—	—	—	—	898	898
Offering costs related to acquired bank	—	—	—	(144)	—	—	(144)
Restricted stock granted	—	87,124	1	(1)	—	—	—
Excess tax benefit on restricted stock vested	—	—	—	3	—	—	3
Stock based compensation expense	—	—	—	1,097	—	—	1,097
Preferred stock dividends	—	—	—	—	(60)	—	(60)
Cash dividends ($0.08 per share)	—	—	—	—	(1,369)	—	(1,369)
Balance, March 31, 2015	$23,938	17,119,793	$171	$477,564	$45,754	$3,301	$550,728

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Three Months Ended March 31, 2016 and 2015 (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$12,452	$9,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,639	1,521
Accretion of income recognized on acquired loans	(1,333)	(113)
Amortization of core deposit intangibles	488	372
Amortization of premium on securities, net	377	426
Stock based compensation expense	1,220	1,097
FHLB stock dividends	(36)	(12)
Gain on sale of premises and equipment	(38)	—
Gain recognized on other real estate transactions	(43)	(130)
Impairment of other real estate	55	—
Deferred tax expense (benefit)	594	(599)
Provision for loan losses	2,997	1,670
Increase in cash surrender value of life insurance	(265)	(270)
Loans originated for sale	(49,481)	(55,984)
Proceeds from sale of loans	53,265	53,403
Net change in other assets	1,326	6,446
Net change in other liabilities	780	(13,081)
Net cash provided by operating activities	23,997	4,198
Cash flows from investing activities:
Proceeds from maturities, calls and pay downs of securities available for sale	16,479	8,868
Purchases of securities available for sale	(44,838)	—
Proceeds from maturities of certificates held in other banks	22,412	—
Net purchases of FHLB stock	(8,108)	—
Net loans originated	(138,693)	(102,533)
Additions to premises and equipment	(1,269)	(2,782)
Proceeds from sale of premises and equipment	84	—
Proceeds from sale of other real estate owned	411	316
Capitalized additions to other real estate owned	—	(10)
Net cash used in investing activities	(153,522)	(96,141)
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	163,847	98,901
Net (decrease) increase in time deposits	(40,862)	38,179
Proceeds from FHLB advances	225,000	55,000
Repayments of FHLB advances	(132,520)	(65,019)
Net change in repurchase agreements	8,528	1,771
Repayments of other borrowings	(5,798)	(625)
Redemption of preferred stock	(23,938)	—
Offering costs paid in connection with acquired banks	—	(144)
Dividends paid	(1,485)	(1,369)
Net cash provided by financing activities	192,772	126,694
Net change in cash and cash equivalents	63,247	34,751
Cash and cash equivalents at beginning of year	293,279	324,047
Cash and cash equivalents at end of period	$356,526	$358,798

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
Basis of Presentation: The accompanying consolidated financial statements include the accounts of IBG, its wholly-owned subsidiaries, the Bank and IBG Adriatica Holdings, Inc. (Adriatica) and the Bank’s wholly-owned subsidiaries, IBG Real Estate Holdings, Inc., IBG Aircraft Company III, Preston Grand, Inc, and McKinney Avenue Holdings, Inc. and its wholly owned subsidiary, McKinney Avenue SPE 1, Inc. McKinney Avenue Holdings, Inc. and its subsidiary were formed during the first quarter 2016 for the purpose of possible future asset holdings. Adriatica became inactive in 2014. All material intercompany transactions and balances have been eliminated in consolidation. In addition, the Company wholly-owns IB Trust I (Trust I), IB Trust II (Trust II), IB Trust III (Trust III), IB Centex Trust I (Centex Trust I) and Community Group Statutory Trust I (CGI Trust I). The Trusts were formed to issue trust preferred securities and do not meet the criteria for consolidation.
The consolidated interim financial statements are unaudited, but include all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented. All such adjustments were of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company's Annual Report of Form10-K for the year ended December 31, 2015. The consolidated statement of condition at December 31, 2015 had been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
Segment Reporting: The Company has one reportable segment. The Company’s chief operating decision-maker uses consolidated results to make operating and strategic decisions.
Reclassifications: Certain prior period financial statement amounts have been reclassified to conform to current period presentation.

Redemption of Small Business Lending Fund Series A Preferred Stock: On January 14, 2016, the Company redeemed all outstanding shares of its Senior Non-Cumulative Perpetual Small Business Lending Fund Series A Preferred Stock held by the Treasury and related accrued dividends.

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
Earnings per share: Basic earnings per common share are net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. The unvested share-based payment awards that contain rights to non forfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock warrants. The participating nonvested common stock was not included in dilutive shares as it was anti-dilutive for the three months ended March 31, 2015. Proceeds from the assumed exercise of dilutive stock warrants are assumed to be used to repurchase common stock at the average market price.

	Three Months Ended March 31,
	2016	2015
Basic earnings per share:
Net income	$12,452	$9,452
Less: Preferred stock dividends	(8)	(60)
Net income after preferred stock dividends	12,444	9,392
Less:
Undistributed earnings allocated to participating securities	211	178
Dividends paid on participating securities	28	30
Net income available to common shareholders	$12,205	$9,184
Weighted-average basic shares outstanding	18,089,853	16,712,527
Basic earnings per share	$0.67	$0.55
Diluted earnings per share:
Net income available to common shareholders	$12,205	$9,184
Total weighted-average basic shares outstanding	18,089,853	16,712,527
Add dilutive stock warrants	61,492	77,933
Add dilutive participating securities	22,255	—
Total weighted-average diluted shares outstanding	18,173,600	16,790,460
Diluted earnings per share	$0.67	$0.55
Anti-dilutive participating securities	—	19,705

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

	Three Months Ended March 31,
	2016	2015
Cash transactions:
Interest expense paid	$6,823	$5,754
Income taxes paid	$760	$6,150
Noncash transactions:
Accrued preferred stock dividends	$—	$60
Excess tax benefit (tax deficiency) on restricted stock vested	$(83)	$3
Transfer of repurchase agreements to deposits	$20,688	$—

The supplemental schedule of noncash investing activities from Company acquisition activity includes the following measurement-period adjustments made during the period:

	Three Months Ended March 31,
	2016	2015
Assets acquired:
Loans	$735	$—
Goodwill	(324)	182
Core deposit intangibles	(216)	—
Deferred tax asset	(175)	—
Total assets	$20	$182
Liabilities assumed:
Other liabilities	20	182
Total liabilities	$20	$182

Note 3. Securities Available for Sale
Securities available for sale have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at March 31, 2016 and December 31, 2015, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
March 31, 2016
U.S. treasuries	$999	$2	$—	$1,001
Government agency securities	171,397	420	(197)	171,620
Obligations of state and municipal subdivisions	78,603	2,401	(189)	80,815
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	47,694	1,520	—	49,214
	$298,693	$4,343	$(386)	$302,650
December 31, 2015
U.S. treasuries	$999	$3	$—	$1,002
Government agency securities	135,630	237	(567)	135,300
Obligations of state and municipal subdivisions	83,442	2,222	(248)	85,416
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	50,640	1,202	(97)	51,745
	$270,711	$3,664	$(912)	$273,463
Securities with a carrying amount of approximately $193,326 and $195,479 at March 31, 2016 and December 31, 2015, respectively, were pledged to secure public fund deposits and repurchase agreements.
There were no sales of securities during the three months ended March 31, 2016 and 2015.
The amortized cost and estimated fair value of securities available for sale at March 31, 2016, by contractual maturity, are shown below. Maturities of pass-through certificates will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2016
	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$18,520	$18,530
Due from one year to five years	168,443	168,695
Due from five to ten years	28,662	29,256
Thereafter	35,374	36,955
	250,999	253,436
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	47,694	49,214
	$298,693	$302,650

The number of securities, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2016 and December 31, 2015, are summarized as follows:

	Less Than 12 Months			Greater Than 12 Months			Total
Description of Securities	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Securities Available for Sale
March 31, 2016
Government agency securities	29	$78,228	$(189)	2	$1,992	$(8)	$80,220	$(197)
Obligations of state and municipal subdivisions	27	12,845	(106)	8	4,652	(83)	17,497	(189)
	56	$91,073	$(295)	10	$6,644	$(91)	$97,717	$(386)
December 31, 2015
Government agency securities	25	$84,798	$(531)	4	$4,964	$(36)	$89,762	$(567)
Obligations of state and municipal subdivisions	32	16,202	(88)	19	8,662	(160)	24,864	(248)
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	6	10,765	(97)	—	—	—	10,765	(97)
	63	$111,765	$(716)	23	$13,626	$(196)	$125,391	$(912)
Unrealized losses are generally due to changes in interest rates. The Company has the intent to hold these securities until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their cost basis. As such, the losses are deemed to be temporary.

Note 4. Loans, Net and Allowance for Loan Losses
Loans, net at March 31, 2016 and December 31, 2015, consisted of the following:

	March 31,	December 31,
	2016	2015
Commercial	$714,789	$731,818
Real estate:
Commercial	2,080,550	1,949,734
Commercial construction, land and land development	418,197	419,611
Residential	619,647	607,990
Single family interim construction	218,746	187,984
Agricultural	46,616	50,178
Consumer	31,821	41,966
Other	130	124
	4,130,496	3,989,405
Deferred loan fees	(1,939)	(1,553)
Allowance for loan losses	(29,984)	(27,043)
	$4,098,573	$3,960,809

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
Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. The Company’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. These cash flows, however, may not be as expected and the value of collateral securing the loans may fluctuate. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short term loans may be made on an unsecured basis. Additionally, our commercial loan portfolio includes loans made to customers in the energy industry, which is a complex, technical and cyclical industry. Experienced bankers with specialized energy lending experience originate our energy loans. Companies in this industry produce, extract, develop, exploit and explore for oil and natural gas. Loans are primarily collateralized with proven producing oil and gas reserves based on a technical evaluation of these reserves. At March 31, 2016 and December 31, 2015, there were approximately $173.2 million and $182.5 million of exploration and production (E&P) energy loans outstanding, respectively.
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
Consumer loans represent less than 1% of the outstanding total loan portfolio. Collateral consists primarily of automobiles and other personal assets. Credit score analysis is used to supplement the underwriting process.
Most of the Company’s lending activity occurs within the State of Texas, primarily in the north, central and southeast Texas regions. A large percentage of the Company’s portfolio consists of commercial and residential real estate loans. As of March 31, 2016 and December 31, 2015, there were no concentrations of loans related to a single industry in excess of 10% of total loans.
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
The Texas economy, specifically the Company’s lending area of north, central and southeast Texas, has generally performed better than certain other parts of the country. However, the ongoing volatility in oil prices has the potential to have a negative impact on the Texas economy, specifically in Houston. The risk of loss associated with all segments of the portfolio could increase due to this impact. The Company increased its allowance for loan losses during the quarter ended March 31, 2016 in consideration of this risk to the energy portfolio.
The economy and other risk factors are minimized by the Company’s underwriting standards, which include the following principles: 1) financial strength of the borrower including strong earnings, high net worth, significant liquidity and acceptable debt to worth ratio, 2) managerial business competence, 3) ability to repay, 4) loan to value, 5) projected cash flow and 6) guarantor financial statements as applicable. The following is a summary of the activity in the allowance for loan losses by loan class for the three months ended March 31, 2016 and 2015:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
Three months ended March 31, 2016
Balance at the beginning of period	$10,573	$13,007	$2,339	$769	$215	$164	$—	$(24)	$27,043
Provision for loan losses	1,592	1,046	133	220	(28)	(3)	30	7	2,997
Charge-offs	—	(54)	—	—	—	(1)	(23)	—	(78)
Recoveries	8	2	1	—	—	2	9	—	22
Balance at end of period	$12,173	$14,001	$2,473	$989	$187	$162	$16	$(17)	$29,984

Three months ended March 31, 2015
Balance at the beginning of period	$5,051	$10,110	$2,205	$669	$246	$146	$—	$125	$18,552
Provision for loan losses	1,023	526	(13)	65	(8)	29	—	48	1,670
Charge-offs	—	—	—	—	—	(36)	—	—	(36)
Recoveries	4	18	2	—	—	17	—	—	41
Balance at end of period	$6,078	$10,654	$2,194	$734	$238	$156	$—	$173	$20,227

The following table details the amount of the allowance for loan losses and recorded investment in loans by class as of March 31, 2016 and December 31, 2015:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
March 31, 2016
Allowance for losses:
Individually evaluated for impairment	$3,563	$4	$—	$—	$—	$—	$—	$—	$3,567
Collectively evaluated for impairment	8,610	13,997	2,473	989	187	162	16	(17)	26,417
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance	$12,173	$14,001	$2,473	$989	$187	$162	$16	$(17)	$29,984

Loans:
Individually evaluated for impairment	$23,973	$2,186	$3,178	$—	$—	$76	$—	$—	$29,413
Collectively evaluated for impairment	686,828	2,462,162	614,438	218,746	46,616	31,725	130	—	4,060,645
Acquired with deteriorated credit quality	3,988	34,399	2,031	—	—	20	—	—	40,438
Ending balance	$714,789	$2,498,747	$619,647	$218,746	$46,616	$31,821	$130	$—	$4,130,496

December 31, 2015
Allowance for losses:
Individually evaluated for impairment	$3,085	$116	$—	$—	$—	$2	$—	$—	$3,203
Collectively evaluated for impairment	7,488	12,891	2,339	769	215	162	—	(24)	23,840
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance	$10,573	$13,007	$2,339	$769	$215	$164	$—	$(24)	$27,043

Loans:
Individually evaluated for impairment	$7,382	$4,671	$3,136	$—	$170	$111	$—	$—	$15,470
Collectively evaluated for impairment	720,732	2,321,209	602,206	187,984	50,008	41,835	124	—	3,924,098
Acquired with deteriorated credit quality	3,704	43,465	2,648	—	—	20	—	—	49,837
Ending balance	$731,818	$2,369,345	$607,990	$187,984	$50,178	$41,966	$124	$—	$3,989,405

Nonperforming loans by loan class at March 31, 2016 and December 31, 2015, are summarized as follows:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
March 31, 2016
Nonaccrual loans	$23,961	$60	$558	$—	$—	$76	$—	$24,655
Loans past due 90 days and still accruing	—	—	472	—	—	3	—	475
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	12	2,126	2,611	—	—	—	—	4,749
	$23,973	$2,186	$3,641	$—	$—	$79	$—	$29,879
December 31, 2015
Nonaccrual loans	$7,366	$591	$552	$—	$170	$111	$—	$8,790
Loans past due 90 days and still accruing	—	—	—	—	—	—	—	—
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	16	3,480	2,574	—	—	—	—	6,070
	$7,382	$4,071	$3,126	$—	$170	$111	$—	$14,860
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

Impaired loans by loan class at March 31, 2016 and December 31, 2015, are summarized as follows:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
March 31, 2016
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$6,799	$78	$—	$—	$—	$—	$—	$6,877
Impaired loans with no allowance for loan losses	17,174	2,108	3,178	—	—	76	—	22,536
Total	$23,973	$2,186	$3,178	$—	$—	$76	$—	$29,413
Unpaid principal balance of impaired loans	$24,109	$2,227	$3,195	$—	$—	$99	$—	$29,630
Allowance for loan losses on impaired loans	$3,563	$4	$—	$—	$—	$—	$—	$3,567
December 31, 2015
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$7,221	$1,930	$—	$—	$—	$5	$—	$9,156
Impaired loans with no allowance for loan losses	161	2,741	3,136	—	170	106	—	6,314
Total	$7,382	$4,671	$3,136	$—	$170	$111	$—	$15,470
Unpaid principal balance of impaired loans	$7,520	$4,936	$3,204	$—	$172	$133	$—	$15,965
Allowance for loan losses on impaired loans	$3,085	$116	$—	$—	$—	$2	$—	$3,203
For the three months ended March 31, 2016
Average recorded investment in impaired loans	$15,677	$3,429	$3,157	$—	$85	$94	$—	$22,442
Interest income recognized on impaired loans	$366	$36	$40	$—	$—	$—	$—	$442
For the three months ended March 31, 2015
Average recorded investment in impaired loans	$3,689	$6,627	$3,302	$—	$—	$76	$—	$13,694
Interest income recognized on impaired loans	$21	$93	$29	$—	$—	$—	$—	$143
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

A “troubled debt restructured” loan is identified as impaired and measured for credit impairment as of each reporting period in accordance with the guidance in  Accounting Standards Codification (ASC) 310-10-35. Modifications primarily relate to extending the amortization periods of the loans and interest rate concessions. The majority of these loans were identified as impaired prior to restructuring; therefore, the modifications did not materially impact the Company’s determination of the allowance for loan losses. The recorded investment in troubled debt restructurings, including those on nonaccrual, was $4,845 and $6,691 as of March 31, 2016 and December 31, 2015.
Following is a summary of loans modified under troubled debt restructurings during the three months ended March 31, 2016 and 2015:
.

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
Troubled debt restructurings during the three months ended March 31, 2016
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

At March 31, 2016 and 2015, there were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016 and 2015, the Company had no commitments to lend additional funds to any borrowers with loans whose terms have been modified under troubled debt restructurings.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents information regarding the aging of past due loans by loan class as of March 31, 2016 and December 31, 2015:

	Loans 30-89 Days Past Due	Loans 90 or More Past Due	Total Past Due Loans	Current Loans	Total Loans
March 31, 2016
Commercial	$21,573	$6,770	$28,343	$686,446	$714,789
Commercial real estate, land and land development	1,520	—	1,520	2,497,227	2,498,747
Residential real estate	1,259	708	1,967	617,680	619,647
Single-family interim construction	967	—	967	217,779	218,746
Agricultural	43	—	43	46,573	46,616
Consumer	125	3	128	31,693	31,821
Other	—	—	—	130	130
	$25,487	$7,481	$32,968	$4,097,528	$4,130,496
December 31, 2015
Commercial	$2,740	$7,220	$9,960	$721,858	$731,818
Commercial real estate, land and land development	2,059	—	2,059	2,367,286	2,369,345
Residential real estate	1,456	330	1,786	606,204	607,990
Single-family interim construction	503	—	503	187,481	187,984
Agricultural	89	170	259	49,919	50,178
Consumer	290	26	316	41,650	41,966
Other	—	—	—	124	124
	$7,137	$7,746	$14,883	$3,974,522	$3,989,405
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

A summary of loans by credit quality indicator by class as of March 31, 2016 and December 31, 2015, is as follows:

	Pass	Pass/ Watch	OAEM	Substandard	Doubtful	Total
March 31, 2016
Commercial	$590,490	$55,912	$19,446	$48,941	$—	$714,789
Commercial real estate, construction, land and land development	2,482,565	11,469	3,281	1,432	—	2,498,747
Residential real estate	612,026	1,436	1,288	4,897	—	619,647
Single-family interim construction	217,779	—	967	—	—	218,746
Agricultural	44,850	64	1,702	—	—	46,616
Consumer	31,540	30	19	232	—	31,821
Other	130	—	—	—	—	130
	$3,979,380	$68,911	$26,703	$55,502	$—	$4,130,496
December 31, 2015
Commercial	$616,149	$46,607	$44,469	$24,593	$—	$731,818
Commercial real estate, construction, land and land development	2,343,883	18,463	3,341	3,658	—	2,369,345
Residential real estate	599,937	2,150	982	4,921	—	607,990
Single-family interim construction	187,984	—	—	—	—	187,984
Agricultural	48,185	66	1,757	170	—	50,178
Consumer	41,601	57	32	276	—	41,966
Other	124	—	—	—	—	124
	$3,837,863	$67,343	$50,581	$33,618	$—	$3,989,405
The Company has acquired certain loans which experienced credit deterioration since origination (purchased credit impaired (PCI) loans). Accretion on PCI loans is based on estimated future cash flows, regardless of contractual maturity. There are no PCI loans outstanding for acquisitions prior to 2012. No additional PCI loans were acquired during the three months ended March 31, 2016.
The following table summarizes the outstanding balance and related carrying amount of purchased credit impaired loans as of the respective acquisition date for the acquisition occurring in 2015:

Acquisition Date
November 1, 2015
Grand Bank
Outstanding balance	$3,548
Nonaccretable difference	(593)
Accretable yield	—
Carrying amount	$2,955

The carrying amount of all acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at March 31, 2016 and December 31, 2015, were as follows:

	March 31, 2016	December 31, 2015
Outstanding balance	$46,514	$57,178
Carrying amount	40,438	49,837
There was no allocation established in the allowance for loan losses relating to PCI loans at March 31, 2016 or December 31, 2015.

The changes in accretable yield during the three months ended March 31, 2016 and 2015 in regard to loans transferred at acquisition for which it was probable that all contractually required payments would not be collected are presented in the table below.

	For the Three Months Ended March 31,
	2016	2015
Balance at January 1,	$2,380	$2,546
Additions	—	—
Accretion	(302)	(184)
Transfers from nonaccretable	—	—
Balance at March 31,	$2,078	$2,362

Note 5. Commitments and Contingencies

Financial Instruments with Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of this instrument. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At March 31, 2016 and December 31, 2015, the approximate amounts of these financial instruments were as follows:

	March 31,	December 31,
	2016	2015
Commitments to extend credit	$858,317	$838,341
Standby letters of credit	9,835	10,361
	$868,152	$848,702
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
Letters of credit are written conditional commitments used by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan arrangements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table above. If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of March 31, 2016 and December 31, 2015, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

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

Lease Commitments
The Company leases certain branch facilities and other facilities. Rent expense related to these leases amounted to $675 and $483 for the three months ended March 31, 2016 and 2015, respectively.

Note 6. Repurchase Agreements and Other Borrowings

At March 31, 2016 and December 31, 2015, repurchase agreements totaled $0 and $12,160, respectively. During the three months ended March 31, 2016, repurchase agreements were transferred to deposit accounts.

Other borrowings, including those borrowings due to related parties totaled $63,940 and $70,798 at March 31, 2016 and December 31, 2015, respectively. The balance of borrowings at March 31, 2016 is net of deferred originations costs of $1,060. In January 2016, the Company redeemed two debenture issuances in full with principal payments totaling $5,798 plus all interest accrued at time of redemption.

Note 7. Income Taxes

Income tax expense for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
	2016	2015
Income tax expense for the period	$6,162	$4,536
Effective tax rate	33.1%	32.4%

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

The following table represents assets reported on the consolidated balance sheets at their fair value on a recurring basis as of March 31, 2016 and December 31, 2015 by level within the ASC Topic 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016
Measured on a recurring basis:
Assets:
Investment securities available for sale:
U.S. treasuries	$1,001	$—	$1,001	$—
Government agency securities	171,620	—	171,620	—
Obligations of state and municipal subdivisions	80,815	—	80,815	—
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	49,214	—	49,214	—
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

In accordance with ASC Topic 820, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at March 31, 2016 and December 31, 2015, for which a nonrecurring change in fair value has been recorded:

		Fair Value Measurements at Reporting Date Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Period Ended Total Losses
March 31, 2016
Measured on a nonrecurring basis:
Assets:
Impaired loans	$6,194	$—	$—	$6,194	$480
Other real estate	702	—	—	702	55

December 31, 2015
Measured on a nonrecurring basis:
Assets:
Impaired loans	$4,827	$—	$—	$4,827	$3,029
Other real estate	577	—	—	577	35

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
In addition, mortgage loans held for sale are required to be measured at the lower of cost or fair value. The fair value of mortgage loans held for sale is based upon binding quotes or bids from third party investors. As of March 31, 2016 and December 31, 2015, all mortgage loans held for sale were recorded at cost.

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

The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instruments were as follows at March 31, 2016 and December 31, 2015:

			Fair Value Measurements at Reporting Date Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016
Financial assets:
Cash and cash equivalents	$356,526	$356,526	$356,526	$—	$—
Certificates of deposit held in other banks	39,334	39,389	—	39,389	—
Securities available for sale	302,650	302,650	—	302,650	—
Loans held for sale	8,515	8,515	—	8,515	—
Loans, net	4,098,573	4,102,030	—	4,098,720	3,310
FHLB of Dallas stock and other restricted stock	22,400	22,400	—	22,400	—
Accrued interest receivable	10,472	10,472	—	10,472	—
Financial liabilities:
Deposits	4,171,952	4,175,251	—	4,175,251	—
Accrued interest payable	1,773	1,773	—	1,773	—
FHLB advances	380,805	380,237	—	380,805	—
Other borrowings	63,940	64,025	—	64,025	—
Junior subordinated debentures	18,147	18,140	—	18,140	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2015
Financial assets:
Cash and cash equivalents	$293,279	$293,279	$293,279	$—	$—
Certificates of deposit held in other banks	61,746	61,873	—	61,873	—
Securities available for sale	273,463	273,463	—	273,463	—
Loans held for sale	12,299	12,299	—	12,299	—
Loans, net	3,960,809	3,966,199	—	3,960,246	5,953
FHLB of Dallas stock and other restricted stock	14,256	14,256	—	14,256	—
Accrued interest receivable	10,991	10,991	—	10,991	—
Financial liabilities:
Deposits	4,028,279	4,031,365	—	4,031,365	—
Accrued interest payable	2,792	2,792	—	2,792	—
FHLB advances	288,325	295,345	—	295,345	—
Repurchase agreements	12,160	12,160	—	12,160	—
Other borrowings	70,798	70,935	—	70,935	—
Junior subordinated debentures	18,147	18,128	—	18,128	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

Note 9. Stock Awards and Stock Warrants
The Company grants common stock awards to certain employees of the Company. The common stock issued prior to 2013 vests five years from the date the award is granted and the related compensation expense is recognized over the vesting period. In connection with the initial public offering in April 2013, the Board of Directors adopted a new 2013 Equity Incentive Plan. Under this plan, the Compensation Committee may grant awards in the form of restricted stock, restricted stock rights, restricted stock units, qualified and nonqualified stock options, performance-based share awards and other equity-based awards. The Plan reserved 800,000 shares of common stock to be awarded by the Company’s compensation committee. The shares currently issued under the 2013 Plan are restricted and will vest evenly over the required employment period, generally ranging from three to five years. Shares granted under a previous plan prior to 2012 and those in and subsequent to 2013 under the 2013 Equity Incentive Plan were issued at the date of grant and receive dividends. Shares issued under a revised plan in 2012 are not outstanding shares of the Company until they vest and do not receive dividends. During the three months ended March 31, 2016, 1,600 shares that were issued under the 2012 Plan vested during the period.
The following table summarizes the activity in nonvested shares for the three months ended March 31, 2016 and 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2015	373,572	$40.29
Granted during the period	66,220	29.91
Vested during the period	(44,220)	32.61
Forfeited during the period	(6,334)	42.25
Nonvested shares, March 31, 2016	389,238	$39.20

Nonvested shares, December 31, 2014	373,886	$41.58
Granted during the period	87,124	31.41
Vested during the period	(19,016)	32.98
Nonvested shares, March 31, 2015	441,994	$40.16
Compensation expense related to these awards is recorded based on the fair value of the award at the date of grant and totaled $1,220 and $1,097 for the three months ended March 31, 2016 and 2015, respectively. Compensation expense is recorded in salaries and employee benefits in the accompanying consolidated statements of income. At March 31, 2016, future compensation expense is estimated to be $11,385 and will be recognized over a remaining weighted average period of 2.62 years.
The fair value of common stock awards that vested during the three months ended March 31, 2016 and 2015 was $1,306 and $635, respectively. The Company has recorded $(83) and $3 to additional paid in capital, which represents the income tax deficiency and excess tax benefit, respectively, recognized on the vested shares for the three months ended March 31, 2016 and 2015, respectively.
At March 31, 2016, the future vesting schedule of the nonvested shares is as follows:

First year	144,098
Second year	125,752
Third year	81,388
Fourth year	35,800
Fifth year	2,200
Total nonvested shares	389,238
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

The Company is subject to the Basel III regulatory capital framework (the "Basel III Capital Rules"). Starting in January 2016, the implementation of the capital conservation buffer was effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company's ability to make capital distributions, including dividend payments and stock repurchases and to pay discretionary bonuses to executive officers.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, CET1 and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2016 and December 31, 2015, the Company and the Bank meet all capital adequacy requirements to which they are subject, including the capital buffer requirement.

As of March 31, 2016 and December 31, 2015, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized," the Bank must maintain minimum total risk based, CET1, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The actual capital amounts and ratios of the Company and Bank as of March 31, 2016 and December 31, 2015, are presented in the following table:

	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2016
Total capital to risk weighted assets:
Consolidated	$461,253	10.53%	$350,554	8.00%	N/A	N/A
Bank	455,475	10.35	352,216	8.00	$440,270	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	366,269	8.36	262,915	6.00	N/A	N/A
Bank	425,491	9.66	264,162	6.00	352,216	8.00%
Common equity tier 1 to risk weighted assets
Consolidated	348,669	7.96	197,187	4.50	N/A	N/A
Bank	425,491	9.66	198,121	4.50	286,175	6.50%
Tier 1 capital to average assets:
Consolidated	366,269	7.36	199,114	4.00	N/A	N/A
Bank	425,491	8.55	199,021	4.00	248,776	5.00%

December 31, 2015
Total capital to risk weighted assets:
Consolidated	$473,993	11.14%	$340,533	8.00%	N/A	N/A
Bank	470,495	11.06	340,259	8.00	$425,323	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	379,631	8.92	255,400	6.00	N/A	N/A
Bank	443,452	10.43	255,194	6.00	340,259	8.00%
Common equity tier 1 to risk weighted assets
Consolidated	338,093	7.94	191,550	4.50	N/A	N/A
Bank	443,452	10.43	191,396	4.50	276,460	6.50%
Tier 1 capital to average assets:
Consolidated	379,631	8.28	183,379	4.00	N/A	N/A
Bank	443,452	9.72	182,421	4.00	228,026	5.00%

Note 11. Business Combinations

Grand Bank

During the three months ended March 31, 2016, the Company made measurement-period adjustments to previously-reported acquisition accounting estimates for the November 1, 2015 acquisition of Grand Bank. The adjustments were a result of finalizing the fair value valuation analysis for the acquired loans and core deposits, and additional termination accruals identified that related to Grand Bank accounts that existed prior to the acquisition. The adjustments resulted in decreases of $324 to goodwill, $175 to deferred tax asset, $216 to core deposit intangible, and increases of $735 to loans and $20 to other liabilities.

Note 12. Subsequent Event

Declaration of Dividends

On April 27, 2016, the Company declared a quarterly cash dividend in the amount of $0.08 per share of common stock to the stockholders of record on May 9, 2016. The dividend will be paid on May 19, 2016.

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

Overview
This Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s financial condition and results of operation as reflected in the interim consolidated financial statements and accompanying notes appearing in this Quarterly Report on Form 10-Q. This section should be read in conjunction with the Company’s interim consolidated financial statements and accompanying notes included elsewhere in this report and with the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2015.

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

The Company operates 42 full service banking locations, with 24 located in the Dallas/North Texas region, 7 located in the Austin/Central Texas region and 11 in the Houston region. The Company’s headquarters are located at 1600 Redbud, Suite 400, McKinney, Texas 75069, and its telephone number is (972) 562-9004. The Company’s website address is www.ibtx.com. Information contained on the Company’s website is not incorporated by reference into this Quarterly Report on Form 10-Q and is not part of this or any other report.
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

Certain Events Affect Year-over-Year Comparability
Acquisition. The Company completed the acquisition of Grand Bank effective November 1, 2015. This acquisition increased total assets by $620.2 million, gross loans by $274.4 million and deposits by $523.7 million on the acquisition date. The comparability of the Company's results of operations for the three months ended March 31, 2016 and 2015 are affected by this acquisition.

Discussion and Analysis of Results of Operations for the Three Months Ended March, 2016 and 2015

The following discussion and analysis of our results of operations compares our results of operations for the three months ended March 31, 2016 with the three months ended March 31, 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results of operations that may be expected for all of the year ending December 31, 2016.
Results of Operations
For the three months ended March 31, 2016, net income after preferred stock dividends was $12.4 million ($0.67 per common share on a diluted basis) compared with $9.4 million ($0.55 per common share on a diluted basis) for the three months ended March 31, 2015. The Company posted annualized returns on average common equity of 8.10% and 7.31%, returns on average assets of 0.95% and 0.92% and efficiency ratios of 56.89% and 60.90% for the three months ended March 31, 2016 and 2015, respectively. The efficiency ratio is calculated by dividing total noninterest expense (which does not include the provision for loan losses) by net interest income plus noninterest income.
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
Net interest income was $45.7 million for the three months ended March 31, 2016, an increase of $9.6 million, or 26.6%, from $36.1 million for the three months ended March 31, 2015. This increase is due primarily to a $901.3 million increase, or 25.0%, in average interest earning assets to $4.5 billion for the three months ended March 31, 2016 compared to $3.6 billion for the three months ended March 31, 2015. The greatest part of the increases in interest-earning assets and interest-bearing deposits occurred as a result of the acquisition the Company completed in November 2015 but was also due in part to organic loan and deposit growth. The average yield on interest earning assets increased one basis point from 4.59% for the three months ended March 31, 2015 to 4.60% for the three months ended March 31, 2016 primarily due to an increase in the loan yield from 4.93% for the three months ended March 31, 2015 to 4.98% for the three months ended March 31, 2016. The increase in loan yield was primarily due to increased accretion income on acquired loans during the period as well as interest income recognized on the payoff a nonaccrual loan and the recognition of a large extension fee on an energy credit offset by a decrease in yield on taxable securities. The average cost on interest-bearing liabilities decreased three basis points to 0.65% for the three months ended March 31, 2016 compared to 0.68% for the three months ended March 31, 2015. This change was primarily due to a decrease in the cost of borrowings due to maturities of higher rate FHLB advances during 2015 as well as the retirement of $5.8 million of 7% debentures during the first quarter of 2016. The aforementioned changes resulted in a one basis point increase in the net interest margin for the three months ended March 31, 2016 to 4.08% compared to 4.07% for the three months ended March 31, 2015.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis.  The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2016 and 2015. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances.

	Three Months Ended March 31,
	2016			2015
	Average Outstanding Balance	Interest	Yield/ Rate (3)	Average Outstanding Balance	Interest	Yield/ Rate (3)
(dollars in thousands)
Interest-earning assets:
Loans (1)	$4,031,322	$49,910	4.98%	$3,254,038	$39,580	4.93%
Taxable securities	208,740	730	1.41	134,015	609	1.84
Nontaxable securities	74,609	451	2.43	69,245	414	2.42
Interest-bearing deposits and other	185,855	373	0.81	141,968	133	0.38
Total interest-earning assets	4,500,526	$51,464	4.60	3,599,266	$40,736	4.59
Noninterest-earning assets	741,763			554,741
Total assets	$5,242,289			$4,154,007
Interest-bearing liabilities:
Checking accounts	$1,593,295	$1,745	0.44	$1,267,242	$1,358	0.43
Savings accounts	144,315	64	0.18	143,754	65	0.18
Money market accounts	504,616	459	0.37	236,589	100	0.17
Certificates of deposit	825,353	1,383	0.67	818,773	1,186	0.59
Total deposits	3,067,579	3,651	0.48	2,466,358	2,709	0.45
FHLB advances	435,730	1,001	0.92	219,842	752	1.39
Repurchase agreements and other borrowings	72,297	1,003	5.58	76,951	1,069	5.63
Junior subordinated debentures	18,147	149	3.30	18,147	128	2.86
Total interest-bearing liabilities	3,593,753	5,804	0.65	2,781,298	4,658	0.68
Noninterest-bearing checking accounts	1,016,032			819,330
Noninterest-bearing liabilities	11,026			8,542
Stockholders’ equity	621,478			544,837
Total liabilities and equity	$5,242,289			$4,154,007
Net interest income		$45,660			$36,078
Interest rate spread			3.95%			3.91%
Net interest margin (2)			4.08			4.07
Average interest earning assets to interest bearing liabilities			125.23			129.41

(1)	Average loan balances include nonaccrual loans.

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
The Company made a $3.0 million provision for loan losses for the three months ended March 31, 2016 compared to $1.7 million for the comparable period in 2015. The increase in provision expense is directly related to loan growth in the respective period as well as increased general reserve allocations on the energy portfolio primarily due to continued volatility in commodity prices. Net chargeoffs were $56 thousand for the three months ended March 31, 2016 compared to net recoveries of $5 thousand for the same period in 2015.
Noninterest Income
The following table sets forth the components of noninterest income for the three months ended March 31, 2016 and 2015 and the period-over-period variations in such categories of noninterest income:

	For the Three Months Ended March 31,		Variance
(dollars in thousands)	2016	2015	2016 v. 2015
Noninterest Income
Service charges on deposit accounts	$1,695	$1,585	$110
Mortgage fee income	1,376	1,300	76
Gain on sale of other real estate	43	130	(87)
Gain on sale of premises and equipment	38	—	38
Increase in cash surrender value of bank owned life insurance	265	270	(5)
All other noninterest income	1,053	681	372
Total noninterest income	$4,470	$3,966	$504
Total noninterest income increased $504 thousand, or 12.7% for the three months ended March 31, 2016 compared to the same period in 2015. Significant changes in the components of noninterest income are discussed below.
Service charges on deposit accounts. Service charges on deposit accounts increased $110 thousand, or 6.9% for the three months ended March 31, 2016, as compared to the same period in 2015. The increase in service charge income is due to an increase in deposit accounts due to both organic growth between periods and growth through the acquisition closed in November 2015.
Other noninterest income. Other noninterest income for the three months ended March 31, 2016 increased $372 thousand, or 54.6% compared to the same period in 2015. A large portion of the increase in other noninterest income from the prior year is related to increased earning credits on correspondent accounts and an increase in income distributions from small business fund investments during the first quarter 2016.

Noninterest Expense
Noninterest expense increased $4.1 million, or 16.9% for the three months ended March 31, 2016, respectively, as compared to the same period in 2015. The following table sets forth the components of the Company’s noninterest expense for the three months ended March 31, 2016 and 2015 and the period-over-period variations in such categories of noninterest expense:

	For the Three Months Ended March 31,		Variance
(dollars in thousands)	2016	2015	2016 v. 2015
Noninterest Expense
Salaries and employee benefits	$16,774	$14,424	$2,350
Occupancy	4,040	3,910	130
Data processing	1,182	688	494
FDIC assessment	726	519	207
Advertising and public relations	295	346	(51)
Communications	535	539	(4)
Other real estate owned expense, net	33	59	(26)
Impairment of other real estate	55	—	55
Core deposit intangible amortization	488	372	116
Professional fees	660	490	170
Acquisition expense, including legal	639	472	167
Other	3,092	2,567	525
Total noninterest expense	$28,519	$24,386	$4,133

Salaries and Employee Benefits.  Salaries and employee benefits expense, which historically has been the largest component of the Company’s noninterest expense, increased $2.4 million, or 16.3% for the three months ended March 31, 2016, compared to the same period in 2015. Salaries and employee benefits expenses increased for the three months ended March 31, 2016 over the same period in 2015 due to an increase in the number of the Company’s full-time equivalent employees both resulting from organic growth within the Company and growth through the acquisition completed by the Company in November 2015.
Data Processing. Data processing fees increased $494 thousand, or 71.8% for the three months ended March 31, 2016, respectively, compared to the same period in 2015. The increase is due to increased online banking fees and other costs related directly to an increase in accounts over the same period prior year, related both to organic growth and growth through acquisition.
FDIC Assessment. FDIC assessment expense increased $207 thousand, or 39.9% for the three months ended March 31, 2016, compared to the same period in 2015. The increase is due to a higher assessment associated with an increase in deposit accounts, both due to organic growth and growth through the Grand Bank acquisition in November 2015.
Core Deposit Intangible Amortization. Amortization expense on core deposit intangibles increased $116 thousand for the three months ended March 31, 2016 over the same period in 2015. The increase is due to core deposit intangibles acquired in the Grand Bank acquisition in November 2015. Core deposit intangibles are being amortized on the straight line method over 10 years.
Professional Fees. Professional fees increased $170 thousand, or 34.7% for the three months ended March 31, 2016 over the same period in 2015. The increase in professional fees is primarily due to increased legal fees on existing litigation inherited in the Bank of Houston transaction.
Acquisition Expenses. Acquisition expenses increased $167 thousand, or 35.4% for the three month period ending March 31, 2016 compared to the same period in 2015. The increase in acquisition-related expenses primarily related to additional fees incurred relating to the core data system conversion of Grand Bank during the first quarter 2016.
Other.  Other expense increased by $525 thousand, or 20.5% for the three months ended March 31, 2016 compared to the same period in 2015. The majority of the increase in this category from the prior period is due to increased loan related expenses, including $307 thousand expense to repair a repossessed airplane.
Income Tax Expense
Income tax expense was $6.2 million and $4.5 million for the three months ended March 31, 2016 and 2015, respectively. The effective tax rates were 33.1% and 32.4% for the three months ended March 31, 2016 and 2015, respectively.

Discussion and Analysis of Financial Condition
The following discussion and analysis of the Company’s financial condition discusses and analyzes the financial condition of the Company as of March 31, 2016 and December 31, 2015.
Assets
The Company’s total assets increased by $207.0 million, or 4.1%, to $5.3 billion as of March 31, 2016 from $5.1 billion at December 31, 2015.
Loan Portfolio
The following table presents the balance and associated percentage of each major category in our loan portfolio as of March 31, 2016 and December 31, 2015:

(dollars in thousands)	March 31, 2016		December 31, 2015
Commercial	$714,789	17.3%	$731,818	18.3%
Real estate:
Commercial	2,080,550	50.3	1,949,734	48.7
Commercial construction, land and land development	418,197	10.1	419,611	10.5
Residential (1)	628,162	15.2	620,289	15.5
Single family interim construction	218,746	5.3	187,984	4.7
Agricultural	46,616	1.0	50,178	1.3
Consumer	31,821	0.8	41,966	1.0
Other	130	—	124	—
	4,139,011	100.0%	4,001,704	100.0%
Deferred loan fees	(1,939)		(1,553)
Allowance for loan losses	(29,984)		(27,043)
Total loans, net	$4,107,088		$3,973,108

(1) Includes mortgage loans held for sale as of March 31, 2016 and December 31, 2015 of $8.5 million and $12.3 million, respectively.

Our loan portfolio is the largest category of our earning assets. As of March 31, 2016 and December 31, 2015, loans, net of allowance for loan losses, totaled $4.107 billion and $3.973 billion, respectively, which is an increase of 3.4% between the two dates.

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

(dollars in thousands)	March 31, 2016	December 31, 2015
Nonaccrual loans
Commercial	$23,961	$7,366
Real estate:
Commercial real estate, construction, land and land development	60	591
Residential real estate	558	552
Agricultural	—	170
Consumer	76	111
Total nonaccrual loans (1)	24,655	8,790
Loans delinquent 90 days or more and still accruing
Real estate:
Residential real estate	472	—
Consumer	3	—
Total loans delinquent 90 days or more and still accruing	475	—
Troubled debt restructurings, not included in nonaccrual loans
Commercial	12	16
Real estate:
Commercial real estate, construction, land and land development	2,126	3,480
Residential real estate	2,611	2,574
Total troubled debt restructurings, not included in nonaccrual loans	4,749	6,070
Total nonperforming loans	29,879	14,860
Other real estate owned and other repossessed assets:
Commercial real estate, construction, land and land development	1,745	2,168
Commercial	1,050	1,050
Consumer	10	14
Total other real estate owned and other repossessed assets	2,805	3,232
Total nonperforming assets	$32,684	$18,092
Ratio of nonperforming loans to total loans	0.72%	0.37%
Ratio of nonperforming assets to total assets	0.62	0.36

(1)	Nonaccrual loans include troubled debt restructurings of $96 thousand and $621 thousand as of March 31, 2016 and December 31, 2015, respectively.

Nonaccrual loans increased to $24.7 million at March 31, 2016 from $8.8 million as of December 31, 2015. The increase in nonaccruals is due to one energy loan participation totaling $17.1 million that was placed on nonaccrual by the lead bank in the first quarter. Troubled debt restructurings that were not on nonaccrual status totaled $4.7 million and $6.1 million at March 31, 2016 and December 31, 2015, respectively. The decrease was primarily due to a payoff of one commercial real estate loan totaling $1.3 million. The net decrease in other real estate owned and repossessed assets is due to the disposition of $368 thousand and a $55 thousand write-down in other real estate properties during the first quarter.

As of March 31, 2016, the Company had a total of 53 substandard loans with an aggregate principal balance of $27.9 million that were not currently nonaccrual loans, 90 days past due loans or troubled debt restructurings, but where the Company had information about possible credit problems of the borrowers that caused the Company’s management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that could result in those loans becoming nonaccrual loans, 90 days past due loans or troubled debt restructurings in the future.
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
Allowance for Loan Losses. The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The Company’s allowance for loan losses represents the Company’s estimate of probable and reasonably estimable loan losses inherent in loans held for investment as of the respective balance sheet date. The Company’s methodology for assessing the adequacy of the allowance for loan losses includes a general allowance for performing loans, which are grouped based on similar characteristics, and an allocated allowance for individual impaired loans. Actual credit losses or recoveries are charged or credited directly to the allowance. As of March 31, 2016, the allowance for loan losses amounted to $30.0 million, or 0.73% of total loans, compared with $27.0 million, or 0.68% of total loans as of December 31, 2015. The increase in the allowance is due to general reserves for organic loan growth, specific allocations on impaired assets, and increased qualitative factors in the general allocation in recognition of continued volatility in commodity prices.
The allowance for loan losses to nonperforming loans has decreased from 181.99% at December 31, 2015 to 100.35% at March 31, 2016 primarily due to the energy loan participation noted above totaling $17.1 million that was placed on nonaccrual in the first quarter. Nonperforming loans have increased to $29.9 million at March 31, 2016 compared to $14.9 million at December 31, 2015 also due to the one energy loan that was added to nonaccrual in the first quarter.

Securities Available for Sale
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit, interest rate and duration risk. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions.
The Company had no sales of securities during the three months ended March 31, 2016 and 2015. Securities represented 5.8% and 5.4% of the Company’s total assets at March 31, 2016 and December 31, 2015, respectively.
Management evaluates securities for other-than-temporary impairment (OTTI) on at least a quarterly basis and more frequently when economic of market conditions warrant such an evaluation. Management does not intend to sell any debt securities it holds and believes the Company more likely than not will not be required to sell any debt securities it holds before their anticipated recovery, at which time the Company will receive full value for the securities. Management has the ability and intent to hold the securities classified as available for sale that were in a loss position as of March 31, 2016 for a period of time sufficient for an entire recovery of the cost basis of the securities. For those securities that are impaired, the unrealized losses are largely due to interest rate changes. The fair value is expected to recover as the securities approach their maturity date. Management believes any impairment in the Company’s securities at March 31, 2016 is temporary and no other-than-temporary impairment has been realized in the Company’s consolidated financial statements.

Capital Resources and Regulatory Capital Requirements

Total stockholder’s equity was $616.3 million at March 31, 2016 compared with $603.4 million at December 31, 2015, an increase of approximately $12.9 million. The increase was due primarily to net income of $12.5 million earned by the Company during the three months ended March 31, 2016, as well as stock awards amortization of $1.2 million and an increase of $783 thousand in unrealized gain (loss) on available for sale securities offset by dividends paid of $1.5 million.

As of March 31, 2016, the Company exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	As of March 31, 2016
	Actual	Required to be considered well capitalized	Required to be considered adequately capitalized
	Ratio	Ratio	Ratio
Tier 1 capital to average assets ratio	7.36%	≥5.00%	4.00-5.00%
Common equity tier 1 capital to risk-weighted assets ratio	7.96	≥6.50	4.50-6.50
Tier 1 capital to risk-weighted assets ratio	8.36	≥8.00	6.00-8.00
Total capital to risk-weighted assets ratio	10.53	≥10.00	8.00-10.00
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
In addition to the liquidity provided by the sources described above, Independent Bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of March 31, 2016, the Bank had established federal funds lines of credit with nine unaffiliated banks totaling $200.0 million with no amounts advanced against those lines at that time. In addition, the Company has an unsecured line of credit totaling $50.0 million at an unaffiliated commercial bank. Based on the values of stock, securities, and loans pledged as collateral, as of March 31, 2016, the Company had additional borrowing capacity with the FHLB of $868.0 million.
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

Other than normal changes in the ordinary course of business, there have been no significant changes in the types of contractual obligations or amounts due since December 31, 2015.
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
Independent Bank’s commitments to extend credit and outstanding standby letters of credit were $858.3 million and $9.8 million, respectively, as of March 31, 2016. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. The Company manages the Company’s liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that the Company will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.

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
Goodwill and Core Deposit Intangible. The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. Under current accounting standards, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, no further testing is necessary. If the Company concludes otherwise, then it is required to perform the first step of the two step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. The Company performs its impairment test annually as of December 31. There have been no circumstances since December 31, 2015 that would indicate any impairment has occurred, therefore, management does not believe goodwill is impaired as of March 31, 2016.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The principal objective of the Company’s asset and liability management function is to evaluate the interest rate risk within the balance sheet and pursue a controlled assumption of interest rate risk while maximizing net income and preserving adequate levels of liquidity and capital. The Investment Committee of the Bank’s Board of Directors has oversight of our asset and liability management function, which is managed by our Treasurer. Our Treasurer meets with our Chief Financial Officer and senior executive management team regularly to review, among other things, the sensitivity of the Company’s assets and liabilities to market interest rate changes, local and national market conditions and market interest rates. That group also reviews the liquidity, capital, deposit mix, loan mix and investment positions of our Company.
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
We conduct periodic analyses of our sensitivity to interest rate risks through the use of a third-party proprietary interest-rate sensitivity model. That model has been customized to our specifications on an installment level basis. The analyses conducted by use of that model are based on current information regarding our actual interest-earnings assets, interest-bearing liabilities, capital and other financial information that we supply. The third party uses that information in the model to estimate our sensitivity to interest rate risk.
Our interest rate risk model indicated that we were in a balanced position in terms of interest rate sensitivity as of March 31, 2016. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income based on the interest rate risk model as of March 31, 2016:

Hypothetical Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
200	(1.43)%
100	(0.86)%
(100)	(5.77)%

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
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. RISK FACTORS

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as well as the information contained in this Quarterly Report on Form 10-Q and our other reports and registrations statements filed with the SEC.

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

Independent Bank Group, Inc.

Date: April 27, 2016	By: /s/ David R. Brooks

David R. Brooks
Chairman and Chief Executive Officer

Date: April 27, 2016	By: /s/ Michelle S. Hickox

Michelle S. Hickox
Executive Vice President
Chief Financial Officer