Form 10-Q
period 2016-06-30
Independent Bank Group, Inc.
filed 2016-07-27
CIK 1564618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2016.
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
Common Stock, Par Value $0.01 Per Share – 18,475,978 shares as of July 26, 2016.

INDEPENDENT BANK GROUP, INC. AND SUBSIDIARIES
Form 10-Q
June 30, 2016

***

Independent Bank Group, Inc. and Subsidiaries

Consolidated Balance Sheets
June 30, 2016 (unaudited) and December 31, 2015
(Dollars in thousands, except share information)

	June 30,	December 31,
Assets	2016	2015

Cash and due from banks	$153,975	$129,096
Interest-bearing deposits in other banks	282,630	164,183
Cash and cash equivalents	436,605	293,279
Certificates of deposit held in other banks	12,886	61,746
Securities available for sale (amortized cost of $282,616 and $270,711, respectively)	287,976	273,463
Loans held for sale	13,942	12,299
Loans, net of allowance for loan losses of $30,916 and $27,043, respectively	4,218,549	3,960,809
Premises and equipment, net	93,151	93,015
Other real estate owned	1,567	2,168
Federal Home Loan Bank (FHLB) of Dallas stock and other restricted stock	26,379	14,256
Bank-owned life insurance (BOLI)	56,396	40,861
Deferred tax asset	5,192	5,892
Goodwill	258,319	258,643
Core deposit intangible, net	15,161	16,357
Other assets	20,674	22,212
Total assets	$5,446,797	$5,055,000

Liabilities, Temporary Equity and Stockholders’ Equity
Deposits:
Noninterest-bearing	$1,107,620	$1,071,656
Interest-bearing	3,100,785	2,956,623
Total deposits	4,208,405	4,028,279

FHLB advances	470,784	288,325
Repurchase agreements	—	12,160
Other borrowings	107,335	68,295
Other borrowings, related parties	50	2,503
Junior subordinated debentures	18,147	18,147
Other liabilities	12,448	9,982
Total liabilities	4,817,169	4,427,691
Commitments and contingencies

Temporary equity: Series A preferred stock (0 and 23,938.35 shares issued and outstanding, respectively)	—	23,938
Stockholders’ equity:
Common stock (18,475,978 and 18,399,194 shares outstanding, respectively)	185	184
Additional paid-in capital	533,369	530,107
Retained earnings	91,997	70,698
Accumulated other comprehensive income	4,077	2,382
Total stockholders’ equity	629,628	603,371
Total liabilities, temporary equity and stockholders’ equity	$5,446,797	$5,055,000
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Income
Three and Six Months Ended June 30, 2016 and 2015 (unaudited)
(Dollars in thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income:
Interest and fees on loans	$50,418	$41,625	$100,328	$81,205
Interest on taxable securities	764	551	1,494	1,160
Interest on nontaxable securities	444	449	895	863
Interest on interest-bearing deposits and other	315	122	688	255
Total interest income	51,941	42,747	103,405	83,483
Interest expense:
Interest on deposits	3,923	3,018	7,574	5,727
Interest on FHLB advances	998	718	1,999	1,470
Interest on repurchase agreements and other borrowings	987	1,096	1,990	2,165
Interest on junior subordinated debentures	150	135	299	263
Total interest expense	6,058	4,967	11,862	9,625
Net interest income	45,883	37,780	91,543	73,858
Provision for loan losses	2,123	1,659	5,120	3,329
Net interest income after provision for loan losses	43,760	36,121	86,423	70,529
Noninterest income:
Service charges on deposit accounts	1,752	1,679	3,447	3,264
Mortgage fee income	2,021	1,429	3,397	2,729
Gain on sale of other real estate	10	49	53	179
Gain on sale of securities available for sale	4	90	4	90
Gain on sale of premises and equipment	3	—	41	—
Increase in cash surrender value of BOLI	270	268	535	538
Other	869	594	1,922	1,275
Total noninterest income	4,929	4,109	9,399	8,075
Noninterest expense:
Salaries and employee benefits	19,567	14,650	36,341	29,074
Occupancy	4,041	4,027	8,081	7,937
Data processing	1,203	666	2,385	1,354
FDIC assessment	869	493	1,595	1,012
Advertising and public relations	251	253	546	599
Communications	550	554	1,085	1,093
Net other real estate owned expenses (including taxes)	2	37	35	96
Other real estate impairment	—	25	55	25
Core deposit intangible amortization	492	367	980	739
Professional fees	977	677	1,637	1,167
Acquisition expense, including legal	90	28	729	500
Other	2,981	2,678	6,073	5,245
Total noninterest expense	31,023	24,455	59,542	48,841

Income before taxes	17,666	15,775	36,280	29,763
Income tax expense	5,857	5,204	12,019	9,740
Net income	$11,809	$10,571	$24,261	$20,023
Basic earnings per share	$0.64	$0.61	$1.31	$1.16
Diluted earnings per share	$0.64	$0.61	$1.31	$1.16

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income
Three and Six Months Ended June 30, 2016 and 2015 (unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$11,809	$10,571	$24,261	$20,023
Other comprehensive income (loss) before tax:
Change in net unrealized gains (losses) on available for sale securities during the year	1,407	(2,087)	2,612	(706)
Reclassification adjustment for gain on sale of securities available for sale included in net income	(4)	(90)	(4)	(90)
Other comprehensive income (loss) before tax	1,403	(2,177)	2,608	(796)
Income tax expense (benefit)	491	(821)	913	(338)
Other comprehensive income (loss), net of tax	912	(1,356)	1,695	(458)
Comprehensive income	$12,721	$9,215	$25,956	$19,565

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2016 and 2015 (unaudited)
(Dollars in thousands, except for par value, share and per share information)

	Series A Preferred Stock $.01 Par Value 10 million shares authorized	Common Stock $.01 Par Value 100 million shares authorized		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
		Shares	Amount
Balance, December 31, 2015	$—	18,399,194	$184	$530,107	$70,698	$2,382	$603,371
Net income	—	—	—	—	24,261	—	24,261
Other comprehensive income, net of tax	—	—	—	—	—	1,695	1,695
Restricted stock forfeited	—	(6,036)	—	—	—	—	—
Restricted stock granted	—	82,820	1	(1)	—	—	—
Stock based compensation expense	—	—	—	3,641	—	—	3,641
Income tax deficiency on restricted stock vested	—	—	—	(378)	—	—	(378)
Preferred stock dividends	—	—	—	—	(8)	—	(8)
Cash dividends ($0.16 per share)	—	—	—	—	(2,954)	—	(2,954)
Balance, June 30, 2016	$—	18,475,978	$185	$533,369	$91,997	$4,077	$629,628

Balance, December 31, 2014	$23,938	17,032,669	$170	$476,609	$37,731	$2,403	$540,851
Net income	—	—	—	—	20,023	—	20,023
Other comprehensive loss, net of tax	—	—	—	—	—	(458)	(458)
Offering costs related to acquired bank	—	—	—	(144)	—	—	(144)
Restricted stock forfeited	—	(11,399)	—	—	—	—	—
Restricted stock granted	—	87,124	1	(1)	—	—	—
Income tax deficiency on restricted stock vested	—	—	—	(66)	—	—	(66)
Stock based compensation expense	—	—	—	2,099	—	—	2,099
Preferred stock dividends	—	—	—	—	(120)	—	(120)
Cash dividends ($0.16 per share)	—	—	—	—	(2,738)	—	(2,738)
Balance, June 30, 2015	$23,938	17,108,394	$171	$478,497	$54,896	$1,945	$559,447

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Six Months Ended June 30, 2016 and 2015 (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$24,261	$20,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,306	3,074
Accretion of income recognized on acquired loans	(3,362)	(1,211)
Amortization of core deposit intangibles	980	739
Amortization of premium on securities, net	812	772
Amortization of discount and origination costs on other borrowings	64	75
Stock based compensation expense	3,641	2,099
FHLB stock dividends	(103)	(22)
Gain on sale of securities available for sale	(4)	(90)
Gain on sale of premises and equipment	(41)	—
Gain recognized on other real estate transactions	(53)	(179)
Impairment of other real estate	55	25
Deferred tax (benefit) expense	(388)	194
Provision for loan losses	5,120	3,329
Increase in cash surrender value of life insurance	(535)	(538)
Loans originated for sale	(133,684)	(113,721)
Proceeds from sale of loans	132,041	110,937
Net change in other assets	446	6,243
Net change in other liabilities	2,068	36,111
Net cash provided by operating activities	34,624	67,860
Cash flows from investing activities:
Proceeds from maturities, calls and pay downs of securities available for sale	399,799	171,680
Proceeds from sale of securities available for sale	5,399	12,128
Purchases of securities available for sale	(417,911)	(156,599)
Proceeds from maturities of certificates held in other banks	48,860	—
Purchase of bank owned life insurance contracts	(15,000)	—
Net (purchases) redemptions of FHLB stock	(12,020)	402
Net loans originated	(259,286)	(172,760)
Additions to premises and equipment	(3,564)	(4,290)
Proceeds from sale of premises and equipment	163	—
Proceeds from sale of other real estate owned	1,122	1,437
Capitalized additions to other real estate owned	—	(10)
Net cash used in investing activities	(252,438)	(148,012)
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	213,324	175,533
Net (decrease) increase in time deposits	(53,886)	42,353
Proceeds from FHLB advances	525,000	105,000
Repayments of FHLB advances	(342,541)	(140,039)
Net change in repurchase agreements	8,528	1,362
Repayments of other borrowings	(5,798)	(966)
Proceeds from other borrowings	43,413	—
Redemption of preferred stock	(23,938)	—
Offering costs paid in connection with acquired banks	—	(144)
Dividends paid	(2,962)	(2,798)
Net cash provided by financing activities	361,140	180,301
Net change in cash and cash equivalents	143,326	100,149
Cash and cash equivalents at beginning of year	293,279	324,047
Cash and cash equivalents at end of period	$436,605	$424,196

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
Reclassifications: Certain prior period financial statement amounts have been reclassified to conform to current period presentation. The reclassifications have no effect on net income or stockholders' equity as previously reported.

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
Earnings per share: Basic earnings per common share are net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. The unvested share-based payment awards that contain rights to non forfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock warrants. The participating nonvested common stock was not included in dilutive shares as it was anti-dilutive. Proceeds from the assumed exercise of dilutive stock warrants are assumed to be used to repurchase common stock at the average market price.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic earnings per share:
Net income	$11,809	$10,571	$24,261	$20,023
Less: Preferred stock dividends	—	(60)	(8)	(120)
Net income after preferred stock dividends	11,809	10,511	24,253	19,903
Less:
Undistributed earnings allocated to participating securities	174	183	385	362
Dividends paid on participating securities	25	27	53	58
Net income available to common shareholders	$11,610	$10,301	$23,815	$19,483
Weighted-average basic shares outstanding	18,157,372	16,769,194	18,123,585	16,740,881
Basic earnings per share	$0.64	$0.61	$1.31	$1.16
Diluted earnings per share:
Net income available to common shareholders	$11,610	$10,301	$23,815	$19,483
Total weighted-average basic shares outstanding	18,157,372	16,769,194	18,123,585	16,740,881
Add dilutive stock warrants	77,892	87,023	70,721	82,852
Total weighted-average diluted shares outstanding	18,235,264	16,856,217	18,194,306	16,823,733
Diluted earnings per share	$0.64	$0.61	$1.31	$1.16
Anti-dilutive participating securities	35,504	24,379	38,533	43,661

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

	Six Months Ended June 30,
	2016	2015
Cash transactions:
Interest expense paid	$10,855	$9,805
Income taxes paid	$12,010	$12,900
Noncash transactions:
Accrued preferred stock dividends	$—	$60
Transfers of loans to other real estate owned	$523	$—
Loans to facilitate the sale of other real estate owned	$—	$159
Securities purchased, not yet settled	$—	$3,000
Excess tax deficiency on restricted stock vested	$(378)	$(66)
Transfer of repurchase agreements to deposits	$20,688	$—

The supplemental schedule of noncash investing activities from Company acquisition activity includes the following measurement-period adjustments made during the period:

	Six Months Ended June 30,
	2016	2015
Assets acquired:
Loans	$735	$—
Goodwill	(324)	361
Other real estate owned	—	(373)
Core deposit intangibles	(216)	—
Deferred tax asset	(175)	193
Total assets	$20	$181
Liabilities assumed:
Other liabilities	20	181
Total liabilities	$20	$181

Note 3. Securities Available for Sale
Securities available for sale have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at June 30, 2016 and December 31, 2015, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
June 30, 2016
U.S. treasuries	$1,000	$1	$—	$1,001
Government agency securities	137,766	653	(5)	138,414
Obligations of state and municipal subdivisions	80,781	3,014	(87)	83,708
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	63,069	1,799	(15)	64,853
	$282,616	$5,467	$(107)	$287,976
December 31, 2015
U.S. treasuries	$999	$3	$—	$1,002
Government agency securities	135,630	237	(567)	135,300
Obligations of state and municipal subdivisions	83,442	2,222	(248)	85,416
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	50,640	1,202	(97)	51,745
	$270,711	$3,664	$(912)	$273,463
Securities with a carrying amount of approximately $197,429 and $195,479 at June 30, 2016 and December 31, 2015, respectively, were pledged to secure public fund deposits and repurchase agreements.
Proceeds from sale of securities available for sale and gross gains and gross losses for the three months and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Proceeds from sale	5,399	$12,128	$5,399	$12,128
Gross gains	4	90	4	90
Gross losses	—	—	—	—
The amortized cost and estimated fair value of securities available for sale at June 30, 2016, by contractual maturity, are shown below. Maturities of pass-through certificates will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2016
	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$28,438	$28,449
Due from one year to five years	129,613	130,355
Due from five to ten years	22,947	23,676
Thereafter	38,549	40,643
	219,547	223,123
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	63,069	64,853
	$282,616	$287,976

The number of securities, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2016 and December 31, 2015, are summarized as follows:

	Less Than 12 Months			Greater Than 12 Months			Total
Description of Securities	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Securities Available for Sale
June 30, 2016
Government agency securities	1	$1,176	$(5)	1	$1,000	$—	$2,176	$(5)
Obligations of state and municipal subdivisions	12	5,509	(16)	8	4,295	(71)	9,804	(87)
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	3	7,701	(15)	—	—	—	7,701	(15)
	16	$14,386	$(36)	9	$5,295	$(71)	$19,681	$(107)
December 31, 2015
Government agency securities	25	$84,798	$(531)	4	$4,964	$(36)	$89,762	$(567)
Obligations of state and municipal subdivisions	32	16,202	(88)	19	8,662	(160)	24,864	(248)
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	6	10,765	(97)	—	—	—	10,765	(97)
	63	$111,765	$(716)	23	$13,626	$(196)	$125,391	$(912)
Unrealized losses are generally due to changes in interest rates. The Company has the intent to hold these securities until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their cost basis. As such, the losses are deemed to be temporary.

Note 4. Loans, Net and Allowance for Loan Losses
Loans, net at June 30, 2016 and December 31, 2015, consisted of the following:

	June 30,	December 31,
	2016	2015
Commercial	$636,557	$731,818
Real estate:
Commercial	2,229,913	1,949,734
Commercial construction, land and land development	444,738	419,611
Residential	626,245	607,990
Single family interim construction	232,658	187,984
Agricultural	48,976	50,178
Consumer	32,233	41,966
Other	137	124
	4,251,457	3,989,405
Deferred loan fees	(1,992)	(1,553)
Allowance for loan losses	(30,916)	(27,043)
	$4,218,549	$3,960,809

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
Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. The Company’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. These cash flows, however, may not be as expected and the value of collateral securing the loans may fluctuate. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short term loans may be made on an unsecured basis. Additionally, our commercial loan portfolio includes loans made to customers in the energy industry, which is a complex, technical and cyclical industry. Experienced bankers with specialized energy lending experience originate our energy loans. Companies in this industry produce, extract, develop, exploit and explore for oil and natural gas. Loans are primarily collateralized with proven producing oil and gas reserves based on a technical evaluation of these reserves. At June 30, 2016 and December 31, 2015, there were approximately $108.9 million and $182.5 million of exploration and production (E&P) energy loans outstanding, respectively.
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
Most of the Company’s lending activity occurs within the State of Texas, primarily in the north, central and southeast Texas regions. A large percentage of the Company’s portfolio consists of commercial and residential real estate loans. As of June 30, 2016 and December 31, 2015, there were no concentrations of loans related to a single industry in excess of 10% of total loans.
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

Loans requiring an allocated loan loss provision are generally identified at the servicing officer level based on review of weekly past due reports and/or the loan officer’s communication with borrowers. In addition, past due loans are discussed at weekly officer loan committee meetings to determine if classification is warranted. The Company’s credit department has implemented an internal risk based loan review process to identity potential internally classified loans that supplements the annual independent external loan review. The external review generally covers all loans greater than $2.9 million annually. These reviews include analysis of borrower’s financial condition, payment histories and collateral values to determine if a loan should be internally classified. Generally, once classified, an impaired loan analysis is completed by the credit department to determine if the loan is impaired and the amount of allocated allowance required.
The Texas economy, specifically the Company’s lending area of north, central and southeast Texas, has generally performed better than certain other parts of the country. However, the ongoing volatility in oil prices has the potential to have a negative impact on the Texas economy, specifically in Houston. The risk of loss associated with all segments of the portfolio could increase due to this impact. The Company increased its allowance for loan losses during the first quarter 2016 in consideration of this risk to the energy portfolio. Due to the stabilization of commodity prices and reductions to the energy portfolio during the second quarter 2016, no additional allocations were warranted.
The economy and other risk factors are minimized by the Company’s underwriting standards, which include the following principles: 1) financial strength of the borrower including strong earnings, high net worth, significant liquidity and acceptable debt to worth ratio, 2) managerial business competence, 3) ability to repay, 4) loan to value, 5) projected cash flow and 6) guarantor financial statements as applicable. The following is a summary of the activity in the allowance for loan losses by loan class for the three and six months ended June 30, 2016 and 2015:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
Three months ended June 30, 2016
Balance at the beginning of period	$12,173	$14,001	$2,473	$989	$187	$162	$16	$(17)	$29,984
Provision for loan losses	374	1,491	52	132	(12)	7	23	56	2,123
Charge-offs	(1,191)	—	—	—	—	(1)	(22)	—	(1,214)
Recoveries	1	—	8	—	—	3	11	—	23
Balance at end of period	$11,357	$15,492	$2,533	$1,121	$175	$171	$28	$39	$30,916

Six months ended June 30, 2016
Balance at the beginning of period	$10,573	$13,007	$2,339	$769	$215	$164	$—	$(24)	$27,043
Provision for loan losses	1,966	2,537	185	352	(40)	4	53	63	5,120
Charge-offs	(1,191)	(54)	—	—	—	(2)	(45)	—	(1,292)
Recoveries	9	2	9	—	—	5	20	—	45
Balance at end of period	$11,357	$15,492	$2,533	$1,121	$175	$171	$28	$39	$30,916

Three months ended June 30, 2015
Balance at the beginning of period	$6,078	$10,654	$2,194	$734	$238	$156	$—	$173	$20,227
Provision for loan losses	658	1,054	122	4	(4)	57	—	(232)	1,659
Charge-offs	(106)	—	—	—	—	(41)	—	—	(147)
Recoveries	2	12	2	—	—	9	—	—	25
Balance at end of period	$6,632	$11,720	$2,318	$738	$234	$181	$—	$(59)	$21,764

Six months ended June 30, 2015
Balance at the beginning of period	$5,051	$10,110	$2,205	$669	$246	$146	$—	$125	$18,552
Provision for loan losses	1,681	1,580	109	69	(12)	86	—	(184)	3,329
Charge-offs	(106)	—	—	—	—	(77)	—	—	(183)
Recoveries	6	30	4	—	—	26	—	—	66
Balance at end of period	$6,632	$11,720	$2,318	$738	$234	$181	$—	$(59)	$21,764

The following table details the amount of the allowance for loan losses and recorded investment in loans by class as of June 30, 2016 and December 31, 2015:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
June 30, 2016
Allowance for losses:
Individually evaluated for impairment	$3,587	$4	$—	$—	$—	$—	$—	$—	$3,591
Collectively evaluated for impairment	7,770	15,488	2,533	1,121	175	171	28	39	27,325
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance	$11,357	$15,492	$2,533	$1,121	$175	$171	$28	$39	$30,916

Loans:
Individually evaluated for impairment	$11,959	$1,392	$3,703	$—	$—	$64	$—	$—	$17,118
Collectively evaluated for impairment	621,716	2,641,515	620,529	232,658	48,976	32,152	137	—	4,197,683
Acquired with deteriorated credit quality	2,882	31,744	2,013	—	—	17	—	—	36,656
Ending balance	$636,557	$2,674,651	$626,245	$232,658	$48,976	$32,233	$137	$—	$4,251,457

December 31, 2015
Allowance for losses:
Individually evaluated for impairment	$3,085	$116	$—	$—	$—	$2	$—	$—	$3,203
Collectively evaluated for impairment	7,488	12,891	2,339	769	215	162	—	(24)	23,840
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance	$10,573	$13,007	$2,339	$769	$215	$164	$—	$(24)	$27,043

Loans:
Individually evaluated for impairment	$7,382	$4,671	$3,136	$—	$170	$111	$—	$—	$15,470
Collectively evaluated for impairment	720,732	2,321,209	602,206	187,984	50,008	41,835	124	—	3,924,098
Acquired with deteriorated credit quality	3,704	43,465	2,648	—	—	20	—	—	49,837
Ending balance	$731,818	$2,369,345	$607,990	$187,984	$50,178	$41,966	$124	$—	$3,989,405

Nonperforming loans by loan class at June 30, 2016 and December 31, 2015, are summarized as follows:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
June 30, 2016
Nonaccrual loans	$11,950	$56	$1,141	$—	$—	$82	$—	$13,229
Loans past due 90 days and still accruing	7	—	—	—	—	—	—	7
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	9	1,336	2,597	—	—	—	—	3,942
	$11,966	$1,392	$3,738	$—	$—	$82	$—	$17,178
December 31, 2015
Nonaccrual loans	$7,366	$591	$552	$—	$170	$111	$—	$8,790
Loans past due 90 days and still accruing	—	—	—	—	—	—	—	—
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	16	3,480	2,574	—	—	—	—	6,070
	$7,382	$4,071	$3,126	$—	$170	$111	$—	$14,860
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

Impaired loans by loan class at June 30, 2016 and December 31, 2015, are summarized as follows:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
June 30, 2016
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$6,777	$78	$—	$—	$—	$—	$—	$6,855
Impaired loans with no allowance for loan losses	5,182	1,314	3,703	—	—	64	—	10,263
Total	$11,959	$1,392	$3,703	$—	$—	$64	$—	$17,118
Unpaid principal balance of impaired loans	$13,488	$1,436	$3,723	$—	$—	$80	$—	$18,727
Allowance for loan losses on impaired loans	$3,587	$4	$—	$—	$—	$—	$—	$3,591
December 31, 2015
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$7,221	$1,930	$—	$—	$—	$5	$—	$9,156
Impaired loans with no allowance for loan losses	161	2,741	3,136	—	170	106	—	6,314
Total	$7,382	$4,671	$3,136	$—	$170	$111	$—	$15,470
Unpaid principal balance of impaired loans	$7,520	$4,936	$3,204	$—	$172	$133	$—	$15,965
Allowance for loan losses on impaired loans	$3,085	$116	$—	$—	$—	$2	$—	$3,203
For the three months ended June 30, 2016
Average recorded investment in impaired loans	$17,966	$1,789	$3,441	$—	$—	$70	$—	$23,266
Interest income recognized on impaired loans	$—	$13	$32	$—	$—	$—	$—	$45
For the six months ended June 30, 2016
Average recorded investment in impaired loans	$14,438	$2,750	$3,339	$—	$57	$84	$—	$20,668
Interest income recognized on impaired loans	$—	$38	$72	$—	$—	$—	$—	$110
For the three months ended June 30, 2015
Average recorded investment in impaired loans	$5,788	$6,389	$3,248	$—	$—	$79	$—	$15,504
Interest income recognized on impaired loans	$22	$97	$63	$—	$—	$—	$—	$182
For the six months ended June 30, 2015
Average recorded investment in impaired loans	$4,352	$6,515	$3,294	$—	$—	$78	$—	$14,239
Interest income recognized on impaired loans	$43	$192	$93	$—	$—	$1	$—	$329
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

A “troubled debt restructured” loan is identified as impaired and measured for credit impairment as of each reporting period in accordance with the guidance in  Accounting Standards Codification (ASC) 310-10-35. Modifications primarily relate to extending the amortization periods of the loans and interest rate concessions. The majority of these loans were identified as impaired prior to restructuring; therefore, the modifications did not materially impact the Company’s determination of the allowance for loan losses. The recorded investment in troubled debt restructurings, including those on nonaccrual, was $4,052 and $6,691 as of June 30, 2016 and December 31, 2015.
Following is a summary of loans modified under troubled debt restructurings during the three and six months ended June 30, 2016 and 2015:
.

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
Troubled debt restructurings during the three months ended June 30, 2016
Number of contracts	1	—	—	—	—	—	—	1
Pre-restructuring outstanding recorded investment	$24	$—	$—	$—	$—	$—	$—	$24
Post-restructuring outstanding recorded investment	$24	$—	$—	$—	$—	$—	$—	$24

Troubled debt restructurings during the six months ended June 30, 2016
Number of contracts	1	—	—	—	—	—	—	1
Pre-restructuring outstanding recorded investment	$24	$—	$—	$—	$—	$—	$—	$24
Post-restructuring outstanding recorded investment	$24	$—	$—	$—	$—	$—	$—	$24

Troubled debt restructurings during the three months ended June 30, 2015
Number of contracts	—	—	—	—	—	—	—	—
Pre-restructuring outstanding recorded investment	$—	$—	$—	$—	$—	$—	$—	$—
Post-restructuring outstanding recorded investment	$—	$—	$—	$—	$—	$—	$—	$—

Troubled debt restructurings during the six months ended June 30, 2015
Number of contracts	—	—	—	—	—	—	—	—
Pre-restructuring outstanding recorded investment	$—	$—	$—	$—	$—	$—	$—	$—
Post-restructuring outstanding recorded investment	$—	$—	$—	$—	$—	$—	$—	$—
At June 30, 2016 and 2015, there were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the three and six months ended June 30, 2016 and 2015, respectively. At June 30, 2016 and 2015, the Company had no commitments to lend additional funds to any borrowers with loans whose terms have been modified under troubled debt restructurings.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents information regarding the aging of past due loans by loan class as of June 30, 2016 and December 31, 2015:

	Loans 30-89 Days Past Due	Loans 90 or More Past Due	Total Past Due Loans	Current Loans	Total Loans
June 30, 2016
Commercial	$183	$8,949	$9,132	$627,425	$636,557
Commercial real estate, land and land development	531	41	572	2,674,079	2,674,651
Residential real estate	1,986	328	2,314	623,931	626,245
Single-family interim construction	1,243	—	1,243	231,415	232,658
Agricultural	252	—	252	48,724	48,976
Consumer	88	47	135	32,098	32,233
Other	—	—	—	137	137
	$4,283	$9,365	$13,648	$4,237,809	$4,251,457
December 31, 2015
Commercial	$2,740	$7,220	$9,960	$721,858	$731,818
Commercial real estate, land and land development	2,059	—	2,059	2,367,286	2,369,345
Residential real estate	1,456	330	1,786	606,204	607,990
Single-family interim construction	503	—	503	187,481	187,984
Agricultural	89	170	259	49,919	50,178
Consumer	290	26	316	41,650	41,966
Other	—	—	—	124	124
	$7,137	$7,746	$14,883	$3,974,522	$3,989,405
The Company’s internal classified report is segregated into the following categories: 1) Pass/Watch, 2) Special Mention, 3) Substandard and 4) Doubtful. The loans placed in the Pass/Watch category reflect the Company’s opinion that the loans reflect potential weakness that requires monitoring on a more frequent basis. The loans in the Special Mention category reflect the Company’s opinion that the credit contains weaknesses which represent a greater degree of risk and warrant extra attention. These loans are reviewed monthly by officers and senior management to determine if a change in category is warranted. The loans placed in the Substandard category are considered to be potentially inadequately protected by the current debt service capacity of the borrower and/or the pledged collateral. These credits, even if apparently protected by collateral value, have shown weakness related to adverse financial, managerial, economic, market or political conditions, which may jeopardize repayment of principal and interest. There is possibility that some future loss could be sustained by the Company if such weakness is not corrected. The Doubtful category includes loans that are in default or principal exposure is probable. Substandard and Doubtful loans are individually evaluated to determine if they should be classified as impaired and an allowance is allocated if deemed necessary under ASC 310-10.
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

A summary of loans by credit quality indicator by class as of June 30, 2016 and December 31, 2015, is as follows:

	Pass	Pass/ Watch	Special Mention	Substandard	Doubtful	Total
June 30, 2016
Commercial	$561,126	$35,057	$7,590	$32,784	$—	$636,557
Commercial real estate, construction, land and land development	2,659,724	10,024	3,499	1,404	—	2,674,651
Residential real estate	619,256	1,688	376	4,925	—	626,245
Single-family interim construction	232,658	—	—	—	—	232,658
Agricultural	48,925	51	—	—	—	48,976
Consumer	32,085	26	19	103	—	32,233
Other	137	—	—	—	—	137
	$4,153,911	$46,846	$11,484	$39,216	$—	$4,251,457
December 31, 2015
Commercial	$616,149	$46,607	$44,469	$24,593	$—	$731,818
Commercial real estate, construction, land and land development	2,343,883	18,463	3,341	3,658	—	2,369,345
Residential real estate	599,937	2,150	982	4,921	—	607,990
Single-family interim construction	187,984	—	—	—	—	187,984
Agricultural	48,185	66	1,757	170	—	50,178
Consumer	41,601	57	32	276	—	41,966
Other	124	—	—	—	—	124
	$3,837,863	$67,343	$50,581	$33,618	$—	$3,989,405
The Company has acquired certain loans which experienced credit deterioration since origination (purchased credit impaired (PCI) loans). Accretion on PCI loans is based on estimated future cash flows, regardless of contractual maturity. No additional PCI loans were acquired during the six months ended June 30, 2016.
The following table summarizes the outstanding balance and related carrying amount of purchased credit impaired loans as of the respective acquisition date for the acquisition occurring in 2015:

Acquisition Date
November 1, 2015
Grand Bank
Outstanding balance	$3,548
Nonaccretable difference	(593)
Accretable yield	—
Carrying amount	$2,955

The carrying amount of all acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at June 30, 2016 and December 31, 2015, were as follows:

	June 30, 2016	December 31, 2015
Outstanding balance	$41,799	$57,178
Carrying amount	36,656	49,837
There was no allocation established in the allowance for loan losses relating to PCI loans at June 30, 2016 or December 31, 2015.

The changes in accretable yield during the six months ended June 30, 2016 and 2015 in regard to loans transferred at acquisition for which it was probable that all contractually required payments would not be collected are presented in the table below.

	For the Six Months Ended June 30,
	2016	2015
Balance at January 1,	$2,380	$2,546
Additions	—	—
Accretion	(653)	(460)
Transfers from nonaccretable	—	748
Balance at June 30,	$1,727	$2,834

Note 5. Commitments and Contingencies

Financial Instruments with Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of this instrument. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At June 30, 2016 and December 31, 2015, the approximate amounts of these financial instruments were as follows:

	June 30,	December 31,
	2016	2015
Commitments to extend credit	$871,230	$838,341
Standby letters of credit	10,192	10,361
	$881,422	$848,702
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
Letters of credit are written conditional commitments used by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan arrangements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table above. If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of June 30, 2016 and December 31, 2015, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

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

Lease Commitments
The Company leases certain branch facilities and other facilities. Rent expense related to these leases amounted to $638 and $1,313 for the three and six months ended June 30, 2016, respectively, and $501 and $984 for the three and six months ended June 30, 2015, respectively.

Note 6. Repurchase Agreements and Other Borrowings

At June 30, 2016 and December 31, 2015, repurchase agreements totaled $0 and $12,160, respectively. During the six months ended June 30, 2016, repurchase agreements were transferred to deposit accounts.

Other borrowings, including those borrowings due to related parties totaled $107,385 and $70,798 at June 30, 2016 and December 31, 2015, respectively. The balance of borrowings at June 30, 2016 is net of discount and origination costs totaling $2,615.

In June 2016, the Company issued an additional $45,000 in aggregate principal of it's 5.875% subordinated notes (notes) due August 1, 2024. The notes were sold at an original discount of $787.5, which will be amortized into interest expense over the life of the notes. Interest on the notes is payable semiannually. The notes may not be redeemed prior to maturity and meet the criteria to be recognized as Tier 2 capital for regulatory purposes.

In January 2016, the Company redeemed two debenture issuances in full with principal payments totaling $5,798 plus all interest accrued at time of redemption.

Note 7. Income Taxes

Income tax expense for the three and six months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income tax expense for the period	$5,857	$5,204	$12,019	$9,740
Effective tax rate	33.2%	33.0%	33.1%	32.7%

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

The following table represents assets reported on the consolidated balance sheets at their fair value on a recurring basis as of June 30, 2016 and December 31, 2015 by level within the ASC Topic 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016
Measured on a recurring basis:
Assets:
Investment securities available for sale:
U.S. treasuries	$1,001	$—	$1,001	$—
Government agency securities	138,414	—	138,414	—
Obligations of state and municipal subdivisions	83,708	—	83,708	—
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	64,853	—	64,853	—
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

In accordance with ASC Topic 820, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at June 30, 2016 and December 31, 2015, for which a nonrecurring change in fair value has been recorded:

		Fair Value Measurements at Reporting Date Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Period Ended Total Losses
June 30, 2016
Measured on a nonrecurring basis:
Assets:
Impaired loans	$6,155	$—	$—	$6,155	$504
Other real estate	—	—	—	—	—

December 31, 2015
Measured on a nonrecurring basis:
Assets:
Impaired loans	$4,827	$—	$—	$4,827	$3,029
Other real estate	577	—	—	577	35

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
In addition, mortgage loans held for sale are required to be measured at the lower of cost or fair value. The fair value of mortgage loans held for sale is based upon binding quotes or bids from third party investors. As of June 30, 2016 and December 31, 2015, all mortgage loans held for sale were recorded at cost.

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

The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instruments were as follows at June 30, 2016 and December 31, 2015:

			Fair Value Measurements at Reporting Date Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016
Financial assets:
Cash and cash equivalents	$436,605	$436,605	$436,605	$—	$—
Certificates of deposit held in other banks	12,886	12,894	—	12,894	—
Securities available for sale	287,976	287,976	—	287,976	—
Loans held for sale	13,942	13,942	—	13,942	—
Loans, net	4,218,549	4,217,715	—	4,214,451	3,264
FHLB of Dallas stock and other restricted stock	26,379	26,379	—	26,379	—
Accrued interest receivable	11,345	11,345	—	11,345	—
Financial liabilities:
Deposits	4,208,405	4,211,631	—	4,211,631	—
Accrued interest payable	3,799	3,799	—	3,799	—
FHLB advances	470,784	461,899	—	461,899	—
Other borrowings	107,385	108,075	—	108,075	—
Junior subordinated debentures	18,147	18,147	—	18,147	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2015
Financial assets:
Cash and cash equivalents	$293,279	$293,279	$293,279	$—	$—
Certificates of deposit held in other banks	61,746	61,873	—	61,873	—
Securities available for sale	273,463	273,463	—	273,463	—
Loans held for sale	12,299	12,299	—	12,299	—
Loans, net	3,960,809	3,966,199	—	3,960,246	5,953
FHLB of Dallas stock and other restricted stock	14,256	14,256	—	14,256	—
Accrued interest receivable	10,991	10,991	—	10,991	—
Financial liabilities:
Deposits	4,028,279	4,031,365	—	4,031,365	—
Accrued interest payable	2,792	2,792	—	2,792	—
FHLB advances	288,325	295,345	—	295,345	—
Repurchase agreements	12,160	12,160	—	12,160	—
Other borrowings	70,798	70,935	—	70,935	—
Junior subordinated debentures	18,147	18,128	—	18,128	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

Note 9. Stock Awards and Stock Warrants
The Company grants common stock awards to certain employees of the Company. The common stock issued prior to 2013 vests five years from the date the award is granted and the related compensation expense is recognized over the vesting period. In connection with the initial public offering in April 2013, the Board of Directors adopted a new 2013 Equity Incentive Plan. Under this plan, the Compensation Committee may grant awards in the form of restricted stock, restricted stock rights, restricted stock units, qualified and nonqualified stock options, performance-based share awards and other equity-based awards. The Plan reserved 800,000 shares of common stock to be awarded by the Company’s compensation committee. The shares currently issued under the 2013 Plan are restricted and will vest evenly over the required employment period, generally ranging from three to five years. Shares granted under a previous plan prior to 2012 and those in and subsequent to 2013 under the 2013 Equity Incentive Plan were issued at the date of grant and receive dividends. Shares issued under a revised plan in 2012 are not outstanding shares of the Company until they vest and do not receive dividends. During the six months ended June 30, 2016, 1,600 shares that were issued under the 2012 Plan vested during the period.
The following table summarizes the activity in nonvested shares for the six months ended June 30, 2016 and 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2015	373,572	$40.29
Granted during the period	81,220	30.88
Vested during the period	(107,539)	39.95
Forfeited during the period	(6,836)	41.34
Nonvested shares, June 30, 2016	340,417	$34.87

Nonvested shares, December 31, 2014	373,886	$41.58
Granted during the period	87,124	31.41
Vested during the period	(79,642)	42.18
Forfeited during the period	(14,599)	28.82
Nonvested shares, June 30, 2015	366,769	$40.19
Compensation expense related to these awards is recorded based on the fair value of the award at the date of grant and totaled $2,421 and $3,641 for the three and six months ended June 30, 2016, respectively and $1,002 and $2,099 for the three and six months ended June 30, 2015, respectively. Compensation expense is recorded in salaries and employee benefits in the accompanying consolidated statements of income. At June 30, 2016, future compensation expense is estimated to be $8,559 and will be recognized over a remaining weighted average period of 2.77 years.
The fair value of common stock awards that vested during the six months ended June 30, 2016 and 2015 was $3,185 and $3,045, respectively. The Company has recorded $(378) and $(66) to additional paid in capital, which represents the income tax deficiency recognized on the vested shares for the six months ended June 30, 2016 and 2015, respectively.
During the six months ended June 30, 2016, the Company modified the restricted stock agreements for two employees, which resulted in 3,000 net shares issued and incremental compensation costs of $1,014. There were no significant modifications for the six months ended June 30, 2015.
At June 30, 2016, the future vesting schedule of the nonvested shares is as follows:

First year	179,525
Second year	100,197
Third year	49,495
Fourth year	6,600
Fifth year	4,600
Total nonvested shares	340,417
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, CET1 and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2016 and December 31, 2015, the Company and the Bank meet all capital adequacy requirements to which they are subject, including the capital buffer requirement.

As of June 30, 2016 and December 31, 2015, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized," the Bank must maintain minimum total risk based, CET1, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The actual capital amounts and ratios of the Company and Bank as of June 30, 2016 and December 31, 2015, are presented in the following table:

	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2016
Total capital to risk weighted assets:
Consolidated	$519,835	11.35%	$366,375	8.00%	N/A	N/A
Bank	513,567	11.22	366,177	8.00	$457,722	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	378,919	8.27	274,781	6.00	N/A	N/A
Bank	482,651	10.54	274,633	6.00	366,177	8.00%
Common equity tier 1 to risk weighted assets
Consolidated	361,319	7.89	206,086	4.50	N/A	N/A
Bank	482,651	10.54	205,975	4.50	297,519	6.50%
Tier 1 capital to average assets:
Consolidated	378,919	7.42	204,149	4.00	N/A	N/A
Bank	482,651	9.46	204,061	4.00	255,076	5.00%

December 31, 2015
Total capital to risk weighted assets:
Consolidated	$473,993	11.14%	$340,533	8.00%	N/A	N/A
Bank	470,495	11.06	340,259	8.00	$425,323	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	379,631	8.92	255,400	6.00	N/A	N/A
Bank	443,452	10.43	255,194	6.00	340,259	8.00%
Common equity tier 1 to risk weighted assets
Consolidated	338,093	7.94	191,550	4.50	N/A	N/A
Bank	443,452	10.43	191,396	4.50	276,460	6.50%
Tier 1 capital to average assets:
Consolidated	379,631	8.28	183,379	4.00	N/A	N/A
Bank	443,452	9.72	182,421	4.00	228,026	5.00%

Note 11. Business Combinations

Grand Bank

During the six months ended June 30, 2016, the Company made measurement-period adjustments to previously-reported acquisition accounting estimates for the November 1, 2015 acquisition of Grand Bank. The adjustments were a result of finalizing the fair value valuation analysis for the acquired loans and core deposits, and additional termination accruals identified that related to Grand Bank accounts that existed prior to the acquisition. The adjustments resulted in decreases of $324 to goodwill, $175 to deferred tax asset, $216 to core deposit intangible, and increases of $735 to loans and $20 to other liabilities.

Note 12. Subsequent Events

Line of Credit Amendment

On July 18, 2016, the Company's unsecured line of credit with two unrelated commercial banks was amended to extend the termination date and to change certain loan agreement terms related to the Company's capital ratios. The line bears interest at LIBOR plus 2.50% and matures on July 17, 2017. As of June 30, 2016, there were no borrowings outstanding against this line.

Declaration of Dividends

On July 27, 2016, the Company declared a quarterly cash dividend in the amount of $0.08 per share of common stock to the stockholders of record on August 8, 2016. The dividend will be paid on August 18, 2016.

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

•
our actual cost savings resulting from the acquisitions of Grand Bank, BOH Holdings, Houston City Bancshares and Live Oak Financial Corp. are less than expected, we are unable to realize those cost savings as soon as expected or we incur additional or unexpected costs;

•	our revenues after the Grand Bank, BOH Holdings, Inc., Houston City Bancshares and Live Oak Financial Corp. acquisitions are less than expected;

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

Certain Events Affect Year-over-Year Comparability
Acquisition. The Company completed the acquisition of Grand Bank effective November 1, 2015. This acquisition increased total assets by $620.2 million, gross loans by $274.4 million and deposits by $523.7 million on the acquisition date. The comparability of the Company's results of operations for the three and six months ended June 30, 2016 and 2015 are affected by this acquisition.

Discussion and Analysis of Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015

The following discussion and analysis of our results of operations compares our results of operations for the three and six months ended June 30, 2016 with the three and six months ended June 30, 2015. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results of operations that may be expected for all of the year ending December 31, 2016.
Results of Operations
For the three months ended June 30, 2016, net income was $11.8 million ($0.64 per common share on a diluted basis) compared with net income after preferred stock dividends of $10.5 million ($0.61 per common share on a diluted basis) for the three months ended June 30, 2015. The Company posted annualized returns on average common equity of 7.60% and 7.91%, returns on average assets of 0.88% and 0.99% and efficiency ratios of 61.05% and 58.38% for the three months ended June 30, 2016 and 2015, respectively. The efficiency ratio is calculated by dividing total noninterest expense (which does not include the provision for loan losses) by net interest income plus noninterest income.
For the six months ended June 30, 2016, net income after preferred stock dividends was $24.3 million ($1.31 per common share on a diluted basis) compared with $19.9 million ($1.16 per common share on a diluted basis) for the six months ended June 30, 2015. The Company posted annualized returns on average common equity of 7.85% and 7.60%, returns on average assets of 0.92% and 0.96% and efficiency ratios of 58.99% and 59.61% for the six months ended June 30, 2016 and 2015, respectively.
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
Net interest income was $45.9 million for the three months ended June 30, 2016, an increase of $8.1 million, or 21.4%, from $37.8 million for the three months ended June 30, 2015. This increase is due primarily to a $960.8 million increase, or 26.0%, in average interest earning assets to $4.7 billion for the three months ended June 30, 2016 compared to $3.7 billion for the three months ended June 30, 2015. The greatest part of the increases in interest-earning assets and interest-bearing deposits occurred as a result of the acquisition the Company completed in November 2015 but was also due in part to organic loan and deposit growth. The average yield on interest earning assets decreased 15 basis points from 4.64% for the three months ended June 30, 2015 to 4.49% for the three months ended June 30, 2016 primarily due to a decrease in the loan yield from 5.00% for the three months ended June 30, 2015 to 4.85% for the three months ended June 30, 2016. The decrease in loan yield was primarily due to decreased market rates over the year and also due in part to lower accretion income on acquired loans for the three months ending June 30, 2016 compared to the same period in 2015. The average cost of interest-bearing liabilities decreased three basis points to 0.66% for the three months ended June 30, 2016 compared to 0.69% for the three months ended June 30, 2015. This change was primarily due to a decrease in the cost of borrowings due to maturities of higher rate FHLB advances during 2015. The aforementioned changes resulted in a 14 basis point decrease in the net interest margin for the three months ended June 30, 2016 to 3.96% compared to 4.10% for the three months ended June 30, 2015.
Net interest income was $91.5 million for the six months ended June 30, 2016, an increase of $17.7 million, or 23.9%, from $73.9 million for the six months ended June 30, 2015. This increase is due primarily to a $930.8 million increase, or 25.5%, in average interest earning assets to $4.6 billion for the six months ended June 30, 2016 compared to $3.6 billion for the six months ended June 30, 2015. The increases in interest-earning assets and interest-bearing deposits is due to organic growth and the result of the acquisition completed in November 2015. The net interest margin for the six months ended June 30, 2016 decreased six basis points to 4.02% compared to 4.08% for the six months ended June 30, 2015. The decrease from prior year is primarily due to a decrease in loan yields of five basis points from prior year.. The average yield on interest earning assets decreased eight basis points from 4.62% for the six months ended June 30, 2015 to 4.54% while the average rate paid on interest bearing liabilities decreased three basis points from 0.69% to 0.66%.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis.  The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and six months ended June 30, 2016 and 2015. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances.

	Three Months Ended June 30,
	2016			2015
	Average Outstanding Balance	Interest	Yield/ Rate (3)	Average Outstanding Balance	Interest	Yield/ Rate (3)
(dollars in thousands)
Interest-earning assets:
Loans (1)	$4,177,451	$50,418	4.85%	$3,340,796	$41,625	5.00%
Taxable securities	233,522	764	1.32	127,891	551	1.73
Nontaxable securities	71,097	444	2.51	68,166	449	2.64
Interest-bearing deposits and other	174,227	315	0.73	158,626	122	0.31
Total interest-earning assets	4,656,297	$51,941	4.49	3,695,479	$42,747	4.64
Noninterest-earning assets	711,638			563,855
Total assets	$5,367,935			$4,259,334
Interest-bearing liabilities:
Checking accounts	$1,770,050	$1,998	0.45	$1,316,477	$1,432	0.44
Savings accounts	149,349	66	0.18	142,948	67	0.19
Money market accounts	401,386	452	0.45	255,235	179	0.28
Certificates of deposit	806,403	1,407	0.70	857,438	1,340	0.63
Total deposits	3,127,188	3,923	0.50	2,572,098	3,018	0.47
FHLB advances	461,231	998	0.87	203,989	718	1.41
Repurchase agreements and other borrowings	64,497	987	6.15	76,416	1,096	5.75
Junior subordinated debentures	18,147	150	3.32	18,147	135	2.98
Total interest-bearing liabilities	3,671,063	6,058	0.66	2,870,650	4,967	0.69
Noninterest-bearing checking accounts	1,060,507			825,075
Noninterest-bearing liabilities	11,384			6,956
Stockholders’ equity	624,981			556,653
Total liabilities and equity	$5,367,935			$4,259,334
Net interest income		$45,883			$37,780
Interest rate spread			3.83%			3.95%
Net interest margin (2)			3.96			4.10
Average interest earning assets to interest bearing liabilities			126.84			128.73

(1)	Average loan balances include nonaccrual loans.

(2)
Net interest margins for the periods presented represent: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.

(3)	Yield and rates for the three month periods are annualized.

	For The Six Months Ended June 30,
	2016			2015
	Average Outstanding Balance	Interest	Yield/ Rate (3)	Average Outstanding Balance	Interest	Yield/ Rate (3)
(dollars in thousands)
Interest-earning assets:
Loans (1)	$4,104,386	$100,328	4.92%	$3,297,657	$81,205	4.97%
Taxable securities	221,131	1,494	1.36	130,937	1,160	1.79
Nontaxable securities	72,853	895	2.47	68,702	863	2.53
Interest-bearing deposits and other	180,041	688	0.77	150,343	255	0.34
Total interest-earning assets	4,578,411	$103,405	4.54	3,647,639	$83,483	4.62
Noninterest-earning assets	726,698			549,604
Total assets	$5,305,109			$4,197,243
Interest-bearing liabilities:
Checking accounts	$1,681,673	$3,743	0.45	$1,291,995	$2,790	0.44
Savings accounts	146,832	130	0.18	143,349	132	0.19
Money market accounts	453,001	911	0.40	245,963	279	0.23
Certificates of deposit	815,878	2,790	0.69	838,212	2,526	0.61
Total deposits	3,097,384	7,574	0.49	2,519,519	5,727	0.46
FHLB advances	448,480	1,999	0.90	211,871	1,470	1.40
Repurchase agreements and other borrowings	68,397	1,990	5.85	76,683	2,165	5.69
Junior subordinated debentures	18,147	299	3.31	18,147	263	2.92
Total interest-bearing liabilities	3,632,408	11,862	0.66	2,826,220	9,625	0.69
Noninterest-bearing checking accounts	1,038,270			811,450
Noninterest-bearing liabilities	11,202			7,746
Stockholders’ equity	623,229			551,827
Total liabilities and equity	$5,305,109			$4,197,243
Net interest income		$91,543			$73,858
Interest rate spread			3.88%			3.93%
Net interest margin (2)			4.02			4.08
Average interest earning assets to interest bearing liabilities			126.04			129.06

(1)	Average loan balances include nonaccrual loans.

(2)
Net interest margins for the periods presented represent: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.

(3)	Yield and rates for the six month periods are annualized.

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
The Company recorded a $2.1 million provision for loan losses for the three months ended June 30, 2016 compared to $1.7 million for the comparable period in 2015. Provision expense for the six months ended June 30, 2016 was $5.1 million compared to $3.3 million for the same period in 2015. Provision expense is directly related to organic loan growth and net charge-offs during the respective periods. In addition, the Company increased general reserve allocations on the energy portfolio during the first quarter 2016 primarily due to continued volatility in commodity prices. Net charge-offs were $1.2 million and $122 thousand for the three months ended June 30, 2016 and 2015, respectively and $1.2 million and $117 thousand for the six months ended June 30, 2016 and 2015, respectively. The higher level of charge-offs in 2016 is primarily due to charge-offs on energy related credits.

Noninterest Income
The following table sets forth the components of noninterest income for the three and six months ended June 30, 2016 and 2015 and the period-over-period variations in such categories of noninterest income:

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
(dollars in thousands)	2016	2015	2016 v. 2015	2016	2015	2016 v. 2015
Noninterest Income
Service charges on deposit accounts	$1,752	$1,679	$73	$3,447	$3,264	$183
Mortgage fee income	2,021	1,429	592	3,397	2,729	668
Gain on sale of other real estate	10	49	(39)	53	179	(126)
Gain on sale of securities available for sale	4	90	(86)	4	90	(86)
Gain on sale of premises and equipment	3	—	3	41	—	41
Increase in cash surrender value of bank owned life insurance	270	268	2	535	538	(3)
All other noninterest income	869	594	275	1,922	1,275	647
Total noninterest income	$4,929	$4,109	$820	$9,399	$8,075	$1,324
Total noninterest income increased $820 thousand, or 20.0% and $1.3 million, or 16.4% for the three and six months ended June 30, 2016, respectively, over same periods in 2015. Significant changes in the components of noninterest income are discussed below.
Mortgage Fee Income. Mortgage fee income for the three and six months ended June 30, 2016 increased $592 thousand, or 41.4% and $668 thousand, or 24.4%, respectively, compared to the same periods in 2015. This increase is due to housing market growth and home purchase activity in the north Texas and Austin areas along with continued refinance activity due to borrowers taking advantage of increased home values and decreased interest rates.
Other noninterest income. Other noninterest income for the three and six months ended June 30, 2016 increased $275 thousand, or 46.3% and $647 thousand, or 50.7%, respectively, compared to the same periods in 2015. A large portion of this increase in other noninterest income from the prior periods is related to increased earning credits on correspondent accounts and an increase in income distributions from small business fund investments during 2016.

Noninterest Expense
Noninterest expense increased $6.6 million, or 26.9% and $10.7 million, or 21.9% for the three and six months and ended June 30, 2016, respectively, as compared to the same periods in 2015. The following table sets forth the components of the Company’s noninterest expense for the three and six months ended June 30, 2016 and 2015 and the period-over-period variations in such categories of noninterest expense:

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
(dollars in thousands)	2016	2015	2016 v. 2015	2016	2015	2016 v. 2015
Noninterest Expense
Salaries and employee benefits	$19,567	$14,650	$4,917	$36,341	$29,074	$7,267
Occupancy	4,041	4,027	14	8,081	7,937	144
Data processing	1,203	666	537	2,385	1,354	1,031
FDIC assessment	869	493	376	1,595	1,012	583
Advertising and public relations	251	253	(2)	546	599	(53)
Communications	550	554	(4)	1,085	1,093	(8)
Other real estate owned expense, net	2	37	(35)	35	96	(61)
Impairment of other real estate	—	25	(25)	55	25	30
Core deposit intangible amortization	492	367	125	980	739	241
Professional fees	977	677	300	1,637	1,167	470
Acquisition expense, including legal	90	28	62	729	500	229
Other	2,981	2,678	303	6,073	5,245	828
Total noninterest expense	$31,023	$24,455	$6,568	$59,542	$48,841	$10,701

Salaries and Employee Benefits.  Salaries and employee benefits expense, which historically has been the largest component of the Company’s noninterest expense, increased $4.9 million, or 33.6% and $7.3 million, or 25.0% for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. Salaries and employee benefits expenses increased in 2016 over the same prior year periods due to an increase in the number of the Company’s full-time equivalent employees both resulting from organic growth within the Company and growth through the acquisition completed by the Company in November 2015. The increase in salaries and benefits from the prior periods is also due to compensation costs of approximately $2.6 million recognized during the second quarter of 2016 relating to the Company's senior leadership restructure including $2 million for the former Houston Region CEO's Separation Agreement.
Data Processing. Data processing fees increased $537 thousand, or 80.6% and $1.0 million, or 76.1% for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The increase is due to increased online banking fees and other costs related directly to an increase in accounts over the same prior year periods, related both to organic growth and growth through acquisition.
FDIC Assessment. FDIC assessment expense increased $376 thousand, or 76.3% and $583 thousand, or 57.6% for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The increase is due to a higher assessment associated with an increase in deposit accounts, both due to organic growth and growth through the Grand Bank acquisition in November 2015.
Core Deposit Intangible Amortization. Amortization expense on core deposit intangibles increased $125 thousand and $241 thousand for the three and six months ended June 30, 2016, respectively, over the same periods in 2015. The increase is due to core deposit intangibles acquired in the Grand Bank acquisition in November 2015. Core deposit intangibles are being amortized on the straight line method over 10 years.
Professional Fees. Professional fees increased $300 thousand, or 44.3% and $470 thousand, or 40.3% for the three and six months ended June 30, 2016, respectively, over the same periods in 2015. The increase in professional fees is primarily due to increased legal fees on existing litigation inherited in the Bank of Houston transaction and legal fees related to energy loan workouts.
Acquisition Expenses. Acquisition expenses increased $62 thousand and $229 thousand for the three and six month period ending June 30, 2016, respectively, compared to the same periods in 2015. The 45.8% increase in acquisition-related expenses for the six months ended June 30, 2016 over the six month period ending June 30, 2015 primarily related to additional fees incurred relating to the core data system conversion of Grand Bank during the first quarter 2016.
Other.  Other expense increased by $303 thousand, or 11.3% and $828 thousand, or 15.8% for the three and six months ended June 30, 2016 compared to the same periods in 2015. The majority of the increase in this category from the same prior periods is related to general increases in various operating expenses related both to organic growth and growth through acquisition specific to deposit and loan-related expenses.
Income Tax Expense
Income tax expense was $5.9 million and $12.0 million for the three and six months ended June 30, 2016, respectively and $5.2 million and $9.7 million for the same periods in 2015. The effective tax rates were 33.2% and 33.1% for the three and six months ended June 30, 2016, respectively, compared to 33.0% and 32.7% for the same periods in 2015.

Discussion and Analysis of Financial Condition
The following discussion and analysis of the Company’s financial condition discusses and analyzes the financial condition of the Company as of June 30, 2016 and December 31, 2015.
Assets
The Company’s total assets increased by $391.8 million, or 7.8%, to $5.4 billion as of June 30, 2016 from $5.1 billion at December 31, 2015.
Loan Portfolio
The following table presents the balance and associated percentage of each major category in our loan portfolio as of June 30, 2016 and December 31, 2015:

(dollars in thousands)	June 30, 2016		December 31, 2015
Commercial	$636,557	14.9%	$731,818	18.3%
Real estate:
Commercial	2,229,913	52.3	1,949,734	48.7
Commercial construction, land and land development	444,738	10.4	419,611	10.5
Residential (1)	640,187	15.0	620,289	15.5
Single family interim construction	232,658	5.5	187,984	4.7
Agricultural	48,976	1.1	50,178	1.3
Consumer	32,233	0.8	41,966	1.0
Other	137	—	124	—
	4,265,399	100.0%	4,001,704	100.0%
Deferred loan fees	(1,992)		(1,553)
Allowance for loan losses	(30,916)		(27,043)
Total loans, net	$4,232,491		$3,973,108

(1) Includes mortgage loans held for sale as of June 30, 2016 and December 31, 2015 of $13.9 million and $12.3 million, respectively.

Our loan portfolio is the largest category of our earning assets. As of June 30, 2016 and December 31, 2015, loans, net of allowance for loan losses, totaled $4.232 billion and $3.973 billion, respectively, which is an increase of 6.5% between the two dates.

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

(dollars in thousands)	June 30, 2016	December 31, 2015
Nonaccrual loans
Commercial	$11,950	$7,366
Real estate:
Commercial real estate, construction, land and land development	56	591
Residential real estate	1,141	552
Agricultural	—	170
Consumer	82	111
Total nonaccrual loans (1)	13,229	8,790
Loans delinquent 90 days or more and still accruing
Commercial	7	—
Total loans delinquent 90 days or more and still accruing	7	—
Troubled debt restructurings, not included in nonaccrual loans
Commercial	9	16
Real estate:
Commercial real estate, construction, land and land development	1,336	3,480
Residential real estate	2,597	2,574
Total troubled debt restructurings, not included in nonaccrual loans	3,942	6,070
Total nonperforming loans	17,178	14,860
Other real estate owned and other repossessed assets:
Commercial real estate, construction, land and land development	1,044	2,168
Commercial	—	1,050
Single family interim construction	523	—
Consumer	—	14
Total other real estate owned and other repossessed assets	1,567	3,232
Total nonperforming assets	$18,745	$18,092
Ratio of nonperforming loans to total loans	0.40%	0.37%
Ratio of nonperforming assets to total assets	0.34	0.36

(1)	Nonaccrual loans include troubled debt restructurings of $111 thousand and $621 thousand as of June 30, 2016 and December 31, 2015, respectively.

Nonaccrual loans increased to $13.2 million at June 30, 2016 from $8.8 million as of December 31, 2015. The increase in nonaccruals is primarily due to one energy loan totaling $4.0 million that was placed on nonaccrual in the second quarter. Troubled debt restructurings that were not on nonaccrual status totaled $3.9 million and $6.1 million at June 30, 2016 and December 31, 2015, respectively. The decrease was primarily due to the payoffs of two commercial real estate loans totaling $1.9 million. The net decrease in other real estate owned and repossessed assets is due to the disposition of two other real estate properties and a repossessed airplane during the second quarter 2016.
As of June 30, 2016, the Company had a total of 50 substandard loans with an aggregate principal balance of $23.5 million that were not currently nonaccrual loans, 90 days past due loans or troubled debt restructurings, but where the Company had information about possible credit problems of the borrowers that caused the Company’s management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that could result in those loans becoming nonaccrual loans, 90 days past due loans or troubled debt restructurings in the future.
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
Allowance for Loan Losses. The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The Company’s allowance for loan losses represents the Company’s estimate of probable and reasonably estimable loan losses inherent in loans held for investment as of the respective balance sheet date. The Company’s methodology for assessing the adequacy of the allowance for loan losses includes a general allowance for performing loans, which are grouped based on similar characteristics, and an allocated allowance for individual impaired loans. Actual credit losses or recoveries are charged or credited directly to the allowance. As of June 30, 2016, the allowance for loan losses amounted to $30.9 million, or 0.73% of total loans, compared with $27.0 million, or 0.68% of total loans as of December 31, 2015. The increase in the allowance is due to general reserves for organic loan growth, specific allocations on impaired assets, and increased qualitative factors in the general allocation in recognition of continued volatility in commodity prices.
The allowance for loan losses to nonperforming loans has decreased slightly from 181.99% at December 31, 2015 to 179.97% at June, 2016. Nonperforming loans have increased to $17.2 million at June 30, 2016 compared to $14.9 million at December 31, 2015 primarily due to two energy loans totaling $5.1 million being added to nonaccrual during the period offset by the payoff of two commercial real estate loans totaling $1.9 million.

Securities Available for Sale
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit, interest rate and duration risk. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions.
The Company recognized a $4 thousand gain on the sale of securities for the three and six months ended June 30, 2016 and a gain of $90 thousand on the sale of securities during the three and six months ended June 30, 2015. Securities represented 5.3% and 5.4% of the Company’s total assets at June 30, 2016 and December 31, 2015, respectively.
Management evaluates securities for other-than-temporary impairment (OTTI) on at least a quarterly basis and more frequently when economic of market conditions warrant such an evaluation. Management does not intend to sell any debt securities it holds and believes the Company more likely than not will not be required to sell any debt securities it holds before their anticipated recovery, at which time the Company will receive full value for the securities. Management has the ability and intent to hold the securities classified as available for sale that were in a loss position as of June 30, 2016 for a period of time sufficient for an entire recovery of the cost basis of the securities. For those securities that are impaired, the unrealized losses are largely due to interest rate changes. The fair value is expected to recover as the securities approach their maturity date. Management believes any impairment in the Company’s securities at June 30, 2016 is temporary and no other-than-temporary impairment has been realized in the Company’s consolidated financial statements.

Capital Resources and Regulatory Capital Requirements

Total stockholder’s equity was $629.6 million at June 30, 2016 compared with $603.4 million at December 31, 2015, an increase of approximately $26.3 million. The increase was due primarily to net income of $24.3 million earned by the Company during the six months ended June 30, 2016, as well as stock based compensation of $3.6 million and an increase of $1.7 million in unrealized gain (loss) on available for sale securities offset by dividends paid of $3.0 million.

As of June 30, 2016, the Company exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	As of June 30, 2016
	Actual	Required to be considered well capitalized	Required to be considered adequately capitalized
	Ratio	Ratio	Ratio
Tier 1 capital to average assets ratio	7.42%	≥5.00%	4.00-5.00%
Common equity tier 1 capital to risk-weighted assets ratio	7.89	≥6.50	4.50-6.50
Tier 1 capital to risk-weighted assets ratio	8.27	≥8.00	6.00-8.00
Total capital to risk-weighted assets ratio	11.35	≥10.00	8.00-10.00
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
In addition to the liquidity provided by the sources described above, Independent Bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of June 30, 2016, the Bank had established federal funds lines of credit with nine unaffiliated banks totaling $225.0 million with no amounts advanced against those lines at that time. In addition, the Company has an unsecured line of credit totaling $50.0 million at an unaffiliated commercial bank. Based on the values of stock, securities, and loans pledged as collateral, as of June 30, 2016, the Company had additional borrowing capacity with the FHLB of $776.4 million.
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
Independent Bank’s commitments to extend credit and outstanding standby letters of credit were $871.2 million and $10.2 million, respectively, as of June 30, 2016. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. The Company manages the Company’s liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that the Company will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.

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
Goodwill and Core Deposit Intangible. The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. Under current accounting standards, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, no further testing is necessary. If the Company concludes otherwise, then it is required to perform the first step of the two step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. The Company performs its impairment test annually as of December 31. There have been no circumstances since December 31, 2015 that would indicate any impairment has occurred, therefore, management does not believe goodwill is impaired as of June 30, 2016.
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
Our interest rate risk model indicated that we were liability sensitive as of June 30, 2016. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income based on the interest rate risk model as of June 30, 2016:

Hypothetical Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
200	(3.09)%
100	(1.67)%
(100)	3.04%

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
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Independent Bank is a party to a legal proceeding inherited by Independent Bank in connection with the Company's acquisition of BOH Holdings, Inc. and its subsidiary, Bank of Houston, or BOH, that was completed on April 15, 2014. Several entities related to R. A. Stanford, or the Stanford Entities, including Stanford International Bank, Ltd., or SIBL, had deposit accounts at BOH. Certain individuals who had purchased certificates of deposit from SIBL filed a class action lawsuit against several banks, including BOH, on November 11, 2009 in the U.S. District Court Northern District of Texas, Dallas Division, alleging, among other things, that the plaintiffs were victims of fraud by SIBL and other Stanford Entities and seeking to recover damages and alleged fraudulent transfers by the defendant banks.

On May 1, 2015, the plaintiffs filed a motion requesting permission to file a Second Amended Class Action Complaint in this case, which motion was subsequently granted. The Second Amended Class Action Complaint asserted previously unasserted claims, including aiding and abetting or participation in a fraudulent scheme based upon the large amount of deposits that the Stanford Entities held at BOH and the alleged knowledge of certain BOH officers. Given the new allegations, Independent Bank notified its insurance carriers of the claims made in the Second Amended Class Action Complaint. The insurance carriers have initially indicated that a “loss” has not yet occurred or that the claims are not covered by the policies. However, Independent Bank is continuing to pursue insurance coverage for these claims, as well as for the reimbursement of defense costs, through the initiation of litigation and other means.

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

Item 1A. RISK FACTORS

In evaluating an investment in our securities, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, in the information contained in this Quarterly Report on Form 10-Q and our other reports and registrations statements, and, with respect to our 5.875% Subordinated Notes due August 1, 2024, in the Prospectus Supplement filed pursuant to Rule 424(b)(5) on June 23, 2016, in each case as filed with the SEC.

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

Exhibit 4.7
Form of Global Note to represent the 5.875% Subordinated Notes due August 1, 2024, of the Registrant, which is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8‑K, dated June 22, 2016.

Exhibit 4.8
Independent Bank 401(k) Profit Sharing Plan, including related Adoption Agreement, which is incorporated herein by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on August 29, 2014.

Exhibit 10.1*	Employment Agreement, dated March 25, 2016, between Independent Bank and James C. White and joined in by the Registrant.

Exhibit 10.2*	Separation Agreement, dated April 21, 2016, between Independent Bank and James D. Stein and joined in by the Registrant.

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

Independent Bank Group, Inc.

Date: July 27, 2016	By: /s/ David R. Brooks

David R. Brooks
Chairman and Chief Executive Officer

Date: July 27, 2016	By: /s/ Michelle S. Hickox

Michelle S. Hickox
Executive Vice President
Chief Financial Officer