Form 10-Q
period 2016-09-30
Independent Bank Group, Inc.
filed 2016-10-27
CIK 1564618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2016.
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
Common Stock, Par Value $0.01 Per Share – 18,469,562 shares as of October 26, 2016.

INDEPENDENT BANK GROUP, INC. AND SUBSIDIARIES
Form 10-Q
September 30, 2016

***

Independent Bank Group, Inc. and Subsidiaries

Consolidated Balance Sheets
September 30, 2016 (unaudited) and December 31, 2015
(Dollars in thousands, except share information)

	September 30,	December 31,
Assets	2016	2015

Cash and due from banks	$150,968	$129,096
Interest-bearing deposits in other banks	438,632	164,183
Cash and cash equivalents	589,600	293,279
Certificates of deposit held in other banks	—	61,746
Securities available for sale (amortized cost of $263,236 and $270,711, respectively)	267,860	273,463
Loans held for sale	7,097	12,299
Loans, net of allowance for loan losses of $29,575 and $27,043, respectively	4,329,217	3,960,809
Premises and equipment, net	89,928	93,015
Other real estate owned	2,083	2,168
Federal Home Loan Bank (FHLB) of Dallas stock and other restricted stock	26,452	14,256
Bank-owned life insurance (BOLI)	56,798	40,861
Deferred tax asset	5,349	5,892
Goodwill	258,319	258,643
Core deposit intangible, net	14,669	16,357
Other assets	19,823	22,212
Total assets	$5,667,195	$5,055,000

Liabilities, Temporary Equity and Stockholders’ Equity
Deposits:
Noninterest-bearing	$1,143,479	$1,071,656
Interest-bearing	3,273,014	2,956,623
Total deposits	4,416,493	4,028,279

FHLB advances	470,765	288,325
Repurchase agreements	—	12,160
Other borrowings	107,159	68,295
Other borrowings, related parties	50	2,503
Junior subordinated debentures	18,147	18,147
Other liabilities	11,328	9,982
Total liabilities	5,023,942	4,427,691
Commitments and contingencies

Temporary equity: Series A preferred stock (0 and 23,938.35 shares issued and outstanding, respectively)	—	23,938
Stockholders’ equity:
Common stock (18,488,628 and 18,399,194 shares outstanding, respectively)	185	184
Additional paid-in capital	534,446	530,107
Retained earnings	105,023	70,698
Accumulated other comprehensive income	3,599	2,382
Total stockholders’ equity	643,253	603,371
Total liabilities, temporary equity and stockholders’ equity	$5,667,195	$5,055,000
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Income
Three and Nine Months Ended September 30, 2016 and 2015 (unaudited)
(Dollars in thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income:
Interest and fees on loans	$51,194	$42,145	$151,522	$123,350
Interest on taxable securities	573	393	2,067	1,553
Interest on nontaxable securities	394	461	1,289	1,324
Interest on interest-bearing deposits and other	579	131	1,267	386
Total interest income	52,740	43,130	156,145	126,613
Interest expense:
Interest on deposits	4,049	3,067	11,623	8,794
Interest on FHLB advances	1,063	773	3,062	2,243
Interest on repurchase agreements and other borrowings	1,733	1,064	3,723	3,229
Interest on junior subordinated debentures	158	137	457	400
Total interest expense	7,003	5,041	18,865	14,666
Net interest income	45,737	38,089	137,280	111,947
Provision for loan losses	2,123	3,932	7,243	7,261
Net interest income after provision for loan losses	43,614	34,157	130,037	104,686
Noninterest income:
Service charges on deposit accounts	1,840	1,777	5,287	5,041
Mortgage fee income	1,922	1,353	5,319	4,082
Gain on sale of loans	—	116	—	116
Loss on sale of branch	(43)	—	(43)	—
Gain on sale of other real estate	4	41	57	220
Gain on sale of securities available for sale	—	—	4	90
Gain (loss) on sale of premises and equipment	(9)	(374)	32	(374)
Increase in cash surrender value of BOLI	402	268	937	806
Other	816	618	2,738	1,893
Total noninterest income	4,932	3,799	14,331	11,874
Noninterest expense:
Salaries and employee benefits	15,303	14,918	51,644	43,992
Occupancy	4,038	4,117	12,119	12,054
Data processing	1,190	786	3,575	2,140
FDIC assessment	1,123	541	2,718	1,553
Advertising and public relations	229	313	775	912
Communications	563	550	1,648	1,643
Net other real estate owned expenses (including taxes)	145	88	180	184
Other real estate impairment	51	10	106	35
Core deposit intangible amortization	492	363	1,472	1,102
Professional fees	717	841	2,354	2,008
Acquisition expense, including legal	3	293	732	793
Other	3,033	3,010	9,106	8,255
Total noninterest expense	26,887	25,830	86,429	74,671

Income before taxes	21,659	12,126	57,939	41,889
Income tax expense	7,155	3,924	19,174	13,664
Net income	$14,504	$8,202	$38,765	$28,225
Basic earnings per share	$0.78	$0.48	$2.10	$1.64
Diluted earnings per share	$0.78	$0.47	$2.09	$1.63

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income
Three and Nine Months Ended September 30, 2016 and 2015 (unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$14,504	$8,202	$38,765	$28,225
Other comprehensive income (loss) before tax:
Change in net unrealized gains (losses) on available for sale securities during the year	(736)	1,414	1,876	798
Reclassification adjustment for gain on sale of securities available for sale included in net income	—	—	(4)	(90)
Other comprehensive income (loss) before tax	(736)	1,414	1,872	708
Income tax expense (benefit)	(258)	496	655	248
Other comprehensive income (loss), net of tax	(478)	918	1,217	460
Comprehensive income	$14,026	$9,120	$39,982	$28,685

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2016 and 2015 (unaudited)
(Dollars in thousands, except for par value, share and per share information)

	Series A Preferred Stock $.01 Par Value 10 million shares authorized	Common Stock $.01 Par Value 100 million shares authorized		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
		Shares	Amount
Balance, December 31, 2015	$—	18,399,194	$184	$530,107	$70,698	$2,382	$603,371
Net income	—	—	—	—	38,765	—	38,765
Other comprehensive income, net of tax	—	—	—	—	—	1,217	1,217
Restricted stock forfeited	—	(6,036)	—	—	—	—	—
Restricted stock granted	—	95,470	1	(1)	—	—	—
Stock based compensation expense	—	—	—	4,533	—	—	4,533
Income tax deficiency on restricted stock vested	—	—	—	(193)	—	—	(193)
Preferred stock dividends	—	—	—	—	(8)	—	(8)
Cash dividends ($0.24 per share)	—	—	—	—	(4,432)	—	(4,432)
Balance, September 30, 2016	$—	18,488,628	$185	$534,446	$105,023	$3,599	$643,253

Balance, December 31, 2014	$23,938	17,032,669	$170	$476,609	$37,731	$2,403	$540,851
Net income	—	—	—	—	28,225	—	28,225
Other comprehensive income, net of tax	—	—	—	—	—	460	460
Offering costs related to acquired bank	—	—	—	(144)	—	—	(144)
Restricted stock forfeited	—	(11,399)	—	—	—	—	—
Restricted stock granted	—	90,124	1	(1)	—	—	—
Income tax deficiency on restricted stock vested	—	—	—	(63)	—	—	(63)
Stock based compensation expense	—	—	—	3,214	—	—	3,214
Preferred stock dividends	—	—	—	—	(180)	—	(180)
Cash dividends ($0.24 per share)	—	—	—	—	(4,106)	—	(4,106)
Balance, September 30, 2015	$23,938	17,111,394	$171	$479,615	$61,670	$2,863	$568,257

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2016 and 2015 (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$38,765	$28,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	5,027	4,646
Accretion of income recognized on acquired loans	(4,218)	(1,587)
Amortization of core deposit intangibles	1,472	1,102
Amortization of premium on securities, net	1,528	1,160
Amortization of discount and origination costs on other borrowings	151	110
Stock based compensation expense	4,533	3,214
FHLB stock dividends	(176)	(32)
Gain on sale of securities available for sale	(4)	(90)
(Gain) loss on sale of premises and equipment	(32)	374
Gain on sale of loans	—	(116)
Loss on sale of branch	43	—
Gain recognized on other real estate transactions	(57)	(220)
Impairment of other real estate	106	35
Deferred tax benefit	(151)	(2,992)
Provision for loan losses	7,243	7,261
Increase in cash surrender value of life insurance	(937)	(806)
Loans originated for sale	(206,567)	(166,506)
Proceeds from sale of loans	211,769	164,741
Net change in other assets	1,161	1,708
Net change in other liabilities	1,163	(4,678)
Net cash provided by operating activities	60,819	35,549
Cash flows from investing activities:
Proceeds from maturities, calls and pay downs of securities available for sale	1,107,530	528,863
Proceeds from sale of securities available for sale	5,399	12,128
Purchases of securities available for sale	(1,106,978)	(522,599)
Proceeds from maturities of certificates held in other banks	61,746	—
Proceeds from sale of loans	—	8,765
Purchase of bank owned life insurance contracts	(15,000)	—
Net purchases of FHLB stock	(12,020)	(834)
Net loans originated	(372,524)	(335,421)
Additions to premises and equipment	(4,680)	(11,500)
Proceeds from sale of premises and equipment	579	4,228
Proceeds from sale of other real estate owned	1,860	2,324
Capitalized additions to other real estate owned	—	(10)
Cash paid in connection with branch sale	(107)	—
Net cash transferred in branch sale	(2,399)	—
Net cash used in investing activities	(336,594)	(314,056)
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	336,624	191,392
Net increase in time deposits	35,530	89,038
Proceeds from FHLB advances	575,000	230,000
Repayments of FHLB advances	(392,560)	(196,059)
Net change in repurchase agreements	8,528	—
Repayments of other borrowings	(5,798)	(1,591)
Proceeds from other borrowings	43,150	—
Redemption of preferred stock	(23,938)	—
Offering costs paid in connection with acquired banks	—	(144)
Dividends paid	(4,440)	(4,226)
Net cash provided by financing activities	572,096	308,410
Net change in cash and cash equivalents	296,321	29,903
Cash and cash equivalents at beginning of year	293,279	324,047
Cash and cash equivalents at end of period	$589,600	$353,950

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

The following table presents a reconciliation of net income available to common shareholders and the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic earnings per share:
Net income	$14,504	$8,202	$38,765	$28,225
Less: Preferred stock dividends	—	60	8	180
Net income after preferred stock dividends	14,504	8,142	38,757	28,045
Less:
Undistributed earnings allocated to participating securities	204	131	593	492
Dividends paid on participating securities	23	27	76	84
Net income available to common shareholders	$14,277	$7,984	$38,088	$27,469
Weighted-average basic shares outstanding	18,189,163	16,778,405	18,145,604	16,753,526
Basic earnings per share	$0.78	$0.48	$2.10	$1.64
Diluted earnings per share:
Net income available to common shareholders	$14,277	$7,984	$38,088	$27,469
Total weighted-average basic shares outstanding	18,189,163	16,778,405	18,145,604	16,753,526
Add dilutive stock warrants	90,333	89,191	78,659	85,161
Total weighted-average diluted shares outstanding	18,279,496	16,867,596	18,224,263	16,838,687
Diluted earnings per share	$0.78	$0.47	$2.09	$1.63
Anti-dilutive participating securities	106,355	50,770	69,460	55,802

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

	Nine Months Ended September 30,
	2016	2015
Cash transactions:
Interest expense paid	$19,381	$15,794
Income taxes paid	$19,560	$16,600
Noncash transactions:
Accrued preferred stock dividends	$—	$60
Transfers of loans to other real estate owned	$1,824	$221
Loans to facilitate the sale of other real estate owned	$—	$159
Securities purchased, not yet settled	$—	$12,880
Excess tax deficiency on restricted stock vested	$(193)	$(63)
Transfer of repurchase agreements to deposits	$20,688	$4,012

Supplemental schedule of noncash investing activities from branch sale is as follows:

	Nine Months Ended September 30,
	2016	2015
Noncash assets transferred:
Loans	$2	$—
Premises and equipment	2,193	—
Total assets	$2,195	$—
Noncash liabilities transferred:
Deposits	$4,628	$—
Other liabilities	30	—
Total liabilities	$4,658	$—
Cash and cash equivalents transferred in branch sale	$208	$—
Deposit premium received	$64	$—
Cash paid to buyer, net of deposit premium	$2,191	$—

The supplemental schedule of noncash investing activities from Company acquisition activity includes the following measurement-period adjustments made during the period:

	Nine Months Ended September 30,
	2016	2015
Assets acquired:
Loans	$735	$—
Goodwill	(324)	361
Other real estate owned	—	(373)
Core deposit intangibles	(216)	—
Deferred tax asset	(175)	193
Total assets	$20	$181
Liabilities assumed:
Other liabilities	20	181
Total liabilities	$20	$181

Note 3. Securities Available for Sale
Securities available for sale have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at September 30, 2016 and December 31, 2015, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
September 30, 2016
Government agency securities	$107,660	$495	$(78)	$108,077
Obligations of state and municipal subdivisions	82,422	2,424	(163)	84,683
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	73,154	1,951	(5)	75,100
	$263,236	$4,870	$(246)	$267,860
December 31, 2015
U.S. treasuries	$999	$3	$—	$1,002
Government agency securities	135,630	237	(567)	135,300
Obligations of state and municipal subdivisions	83,442	2,222	(248)	85,416
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	50,640	1,202	(97)	51,745
	$270,711	$3,664	$(912)	$273,463
Securities with a carrying amount of approximately $172,232 and $195,479 at September 30, 2016 and December 31, 2015, respectively, were pledged to secure public fund deposits and repurchase agreements.
Proceeds from sale of securities available for sale and gross gains and gross losses for the three months and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Proceeds from sale	$—	$—	$5,399	$12,128
Gross gains	—	—	4	90
Gross losses	—	—	—	—
The amortized cost and estimated fair value of securities available for sale at September 30, 2016, by contractual maturity, are shown below. Maturities of pass-through certificates will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2016
	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$27,928	$27,945
Due from one year to five years	88,464	88,997
Due from five to ten years	29,812	30,442
Thereafter	43,878	45,376
	190,082	192,760
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	73,154	75,100
	$263,236	$267,860

The number of securities, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2016 and December 31, 2015, are summarized as follows:

	Less Than 12 Months			Greater Than 12 Months			Total
Description of Securities	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Securities Available for Sale
September 30, 2016
Government agency securities	9	$18,955	$(77)	1	$999	$(1)	$19,954	$(78)
Obligations of state and municipal subdivisions	42	22,205	(155)	4	1,560	(8)	23,765	(163)
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	2	4,295	(5)	—	—	—	4,295	(5)
	53	$45,455	$(237)	5	$2,559	$(9)	$48,014	$(246)
December 31, 2015
Government agency securities	25	$84,798	$(531)	4	$4,964	$(36)	$89,762	$(567)
Obligations of state and municipal subdivisions	32	16,202	(88)	19	8,662	(160)	24,864	(248)
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	6	10,765	(97)	—	—	—	10,765	(97)
	63	$111,765	$(716)	23	$13,626	$(196)	$125,391	$(912)
Unrealized losses are generally due to changes in interest rates. The Company has the intent to hold these securities until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their cost basis. As such, the losses are deemed to be temporary.

Note 4. Loans, Net and Allowance for Loan Losses
Loans, net, at September 30, 2016 and December 31, 2015, consisted of the following:

	September 30,	December 31,
	2016	2015
Commercial	$618,257	$731,818
Real estate:
Commercial	2,279,628	1,949,734
Commercial construction, land and land development	499,639	419,611
Residential	632,412	607,990
Single family interim construction	248,425	187,984
Agricultural	51,684	50,178
Consumer	30,485	41,966
Other	160	124
	4,360,690	3,989,405
Deferred loan fees	(1,898)	(1,553)
Allowance for loan losses	(29,575)	(27,043)
	$4,329,217	$3,960,809

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
Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. The Company’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. These cash flows, however, may not be as expected and the value of collateral securing the loans may fluctuate. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short term loans may be made on an unsecured basis. Additionally, our commercial loan portfolio includes loans made to customers in the energy industry, which is a complex, technical and cyclical industry. Experienced bankers with specialized energy lending experience originate our energy loans. Companies in this industry produce, extract, develop, exploit and explore for oil and natural gas. Loans are primarily collateralized with proven producing oil and gas reserves based on a technical evaluation of these reserves. At September 30, 2016 and December 31, 2015, there were approximately $112.5 million and $182.5 million of exploration and production (E&P) energy loans outstanding, respectively.
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
Most of the Company’s lending activity occurs within the State of Texas, primarily in the north, central and southeast Texas regions. A large percentage of the Company’s portfolio consists of commercial and residential real estate loans. As of September 30, 2016 and December 31, 2015, there were no concentrations of loans related to a single industry in excess of 10% of total loans.
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
The Texas economy, specifically the Company’s lending area of north, central and southeast Texas, has generally performed better than certain other parts of the country. However, the ongoing volatility in oil prices has the potential to have a negative impact on the Texas economy, specifically in Houston. The risk of loss associated with all segments of the portfolio could increase due to this impact. The Company increased its allowance for loan losses during the first quarter 2016 in consideration of this risk to the energy portfolio. Due to the stabilization of commodity prices and reductions to the energy portfolio, no additional allocations were warranted in second and third quarters 2016.
The economy and other risk factors are minimized by the Company’s underwriting standards, which include the following principles: 1) financial strength of the borrower including strong earnings, high net worth, significant liquidity and acceptable debt to worth ratio, 2) managerial business competence, 3) ability to repay, 4) loan to value, 5) projected cash flow and 6) guarantor financial statements as applicable. The following is a summary of the activity in the allowance for loan losses by loan class for the three and nine months ended September 30, 2016 and 2015:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
Three months ended September 30, 2016
Balance at the beginning of period	$11,357	$15,492	$2,533	$1,121	$175	$171	$28	$39	$30,916
Provision for loan losses	412	1,021	601	113	13	(6)	23	(54)	2,123
Charge-offs	(3,025)	—	(421)	—	—	(5)	(33)	—	(3,484)
Recoveries	3	4	2	—	—	2	9	—	20
Balance at end of period	$8,747	$16,517	$2,715	$1,234	$188	$162	$27	$(15)	$29,575

Nine months ended September 30, 2016
Balance at the beginning of period	$10,573	$13,007	$2,339	$769	$215	$164	$—	$(24)	$27,043
Provision for loan losses	2,378	3,558	786	465	(27)	(2)	76	9	7,243
Charge-offs	(4,216)	(54)	(421)	—	—	(7)	(78)	—	(4,776)
Recoveries	12	6	11	—	—	7	29	—	65
Balance at end of period	$8,747	$16,517	$2,715	$1,234	$188	$162	$27	$(15)	$29,575

Three months ended September 30, 2015
Balance at the beginning of period	$6,632	$11,720	$2,318	$738	$234	$181	$—	$(59)	$21,764
Provision for loan losses	3,866	318	(91)	(19)	(17)	48	—	(173)	3,932
Charge-offs	(500)	(69)	(9)	—	—	(65)	—	—	(643)
Recoveries	17	7	1	—	—	10	—	—	35
Balance at end of period	$10,015	$11,976	$2,219	$719	$217	$174	$—	$(232)	$25,088

Nine months ended September 30, 2015
Balance at the beginning of period	$5,051	$10,110	$2,205	$669	$246	$146	$—	$125	$18,552
Provision for loan losses	5,547	1,898	18	50	(29)	134	—	(357)	7,261
Charge-offs	(606)	(69)	(9)	—	—	(142)	—	—	(826)
Recoveries	23	37	5	—	—	36	—	—	101
Balance at end of period	$10,015	$11,976	$2,219	$719	$217	$174	$—	$(232)	$25,088

The following table details the amount of the allowance for loan losses and recorded investment in loans by class as of September 30, 2016 and December 31, 2015:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
September 30, 2016
Allowance for losses:
Individually evaluated for impairment	$125	$4	$—	$—	$—	$—	$—	$—	$129
Collectively evaluated for impairment	8,622	16,513	2,715	1,234	188	162	27	(15)	29,446
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance	$8,747	$16,517	$2,715	$1,234	$188	$162	$27	$(15)	$29,575

Loans:
Individually evaluated for impairment	$7,881	$1,284	$1,958	$—	$—	$60	$—	$—	$11,183
Collectively evaluated for impairment	607,762	2,747,289	628,466	248,425	51,684	30,412	160	—	4,314,198
Acquired with deteriorated credit quality	2,614	30,694	1,988	—	—	13	—	—	35,309
Ending balance	$618,257	$2,779,267	$632,412	$248,425	$51,684	$30,485	$160	$—	$4,360,690

December 31, 2015
Allowance for losses:
Individually evaluated for impairment	$3,085	$116	$—	$—	$—	$2	$—	$—	$3,203
Collectively evaluated for impairment	7,488	12,891	2,339	769	215	162	—	(24)	23,840
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance	$10,573	$13,007	$2,339	$769	$215	$164	$—	$(24)	$27,043

Loans:
Individually evaluated for impairment	$7,382	$4,671	$3,136	$—	$170	$111	$—	$—	$15,470
Collectively evaluated for impairment	720,732	2,321,209	602,206	187,984	50,008	41,835	124	—	3,924,098
Acquired with deteriorated credit quality	3,704	43,465	2,648	—	—	20	—	—	49,837
Ending balance	$731,818	$2,369,345	$607,990	$187,984	$50,178	$41,966	$124	$—	$3,989,405

Nonperforming loans by loan class at September 30, 2016 and December 31, 2015, are summarized as follows:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
September 30, 2016
Nonaccrual loans	$7,876	$49	$934	$—	$—	$60	$—	$8,919
Loans past due 90 days and still accruing	—	—	—	—	—	10	—	10
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	5	1,235	1,016	—	—	—	—	2,256
	$7,881	$1,284	$1,950	$—	$—	$70	$—	$11,185
December 31, 2015
Nonaccrual loans	$7,366	$591	$552	$—	$170	$111	$—	$8,790
Loans past due 90 days and still accruing	—	—	—	—	—	—	—	—
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	16	3,480	2,574	—	—	—	—	6,070
	$7,382	$4,071	$3,126	$—	$170	$111	$—	$14,860
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

Impaired loans by loan class at September 30, 2016 and December 31, 2015, are summarized as follows:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
September 30, 2016
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$157	$78	$—	$—	$—	$—	$—	$235
Impaired loans with no allowance for loan losses	7,724	1,206	1,958	—	—	60	—	10,948
Total	$7,881	$1,284	$1,958	$—	$—	$60	$—	$11,183
Unpaid principal balance of impaired loans	$11,022	$1,328	$2,149	$—	$—	$72	$—	$14,571
Allowance for loan losses on impaired loans	$125	$4	$—	$—	$—	$—	$—	$129
December 31, 2015
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$7,221	$1,930	$—	$—	$—	$5	$—	$9,156
Impaired loans with no allowance for loan losses	161	2,741	3,136	—	170	106	—	6,314
Total	$7,382	$4,671	$3,136	$—	$170	$111	$—	$15,470
Unpaid principal balance of impaired loans	$7,520	$4,936	$3,204	$—	$172	$133	$—	$15,965
Allowance for loan losses on impaired loans	$3,085	$116	$—	$—	$—	$2	$—	$3,203
For the three months ended September 30, 2016
Average recorded investment in impaired loans	$9,920	$1,338	$2,831	$—	$—	$62	$—	$14,151
Interest income recognized on impaired loans	$57	$18	$12	$—	$—	$—	$—	$87
For the nine months ended September 30, 2016
Average recorded investment in impaired loans	$12,799	$2,383	$2,994	$—	$43	$78	$—	$18,297
Interest income recognized on impaired loans	$57	$56	$84	$—	$—	$—	$—	$197
For the three months ended September 30, 2015
Average recorded investment in impaired loans	$4,997	$5,797	$3,182	$—	$—	$101	$—	$14,077
Interest income recognized on impaired loans	$—	$88	$44	$—	$—	$—	$—	$132
For the nine months ended September 30, 2015
Average recorded investment in impaired loans	$4,343	$6,212	$3,242	$—	$—	$88	$—	$13,885
Interest income recognized on impaired loans	$48	$258	$136	$—	$—	$2	$—	$444
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

A “troubled debt restructured” loan is identified as impaired and measured for credit impairment as of each reporting period in accordance with the guidance in  Accounting Standards Codification (ASC) 310-10-35. Modifications primarily relate to extending the amortization periods of the loans and interest rate concessions. The majority of these loans were identified as impaired prior to restructuring; therefore, the modifications did not materially impact the Company’s determination of the allowance for loan losses. The recorded investment in troubled debt restructurings, including those on nonaccrual, was $2,342 and $6,691 as of September 30, 2016 and December 31, 2015.
Following is a summary of loans modified under troubled debt restructurings during the three and nine months ended September 30, 2016 and 2015:
.

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
Troubled debt restructurings during the three months ended September 30, 2016
Number of contracts	—	—	—	—	—	—	—	—
Pre-restructuring outstanding recorded investment	$—	$—	$—	$—	$—	$—	$—	$—
Post-restructuring outstanding recorded investment	$—	$—	$—	$—	$—	$—	$—	$—

Troubled debt restructurings during the nine months ended September 30, 2016
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
At September 30, 2016 and 2015, there were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the three and nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016 and 2015, the Company had no commitments to lend additional funds to any borrowers with loans whose terms have been modified under troubled debt restructurings.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents information regarding the aging of past due loans by loan class as of September 30, 2016 and December 31, 2015:

	Loans 30-89 Days Past Due	Loans 90 or More Past Due	Total Past Due Loans	Current Loans	Total Loans
September 30, 2016
Commercial	$276	$7,791	$8,067	$610,190	$618,257
Commercial real estate, land and land development	6,188	—	6,188	2,773,079	2,779,267
Residential real estate	1,027	152	1,179	631,233	632,412
Single-family interim construction	955	—	955	247,470	248,425
Agricultural	—	—	—	51,684	51,684
Consumer	21	56	77	30,408	30,485
Other	—	—	—	160	160
	$8,467	$7,999	$16,466	$4,344,224	$4,360,690
December 31, 2015
Commercial	$2,740	$7,220	$9,960	$721,858	$731,818
Commercial real estate, land and land development	2,059	—	2,059	2,367,286	2,369,345
Residential real estate	1,456	330	1,786	606,204	607,990
Single-family interim construction	503	—	503	187,481	187,984
Agricultural	89	170	259	49,919	50,178
Consumer	290	26	316	41,650	41,966
Other	—	—	—	124	124
	$7,137	$7,746	$14,883	$3,974,522	$3,989,405
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

A summary of loans by credit quality indicator by class as of September 30, 2016 and December 31, 2015, is as follows:

	Pass	Pass/ Watch	Special Mention	Substandard	Doubtful	Total
September 30, 2016
Commercial	$538,721	$35,413	$16,969	$27,154	$—	$618,257
Commercial real estate, construction, land and land development	2,762,919	5,513	3,404	7,431	—	2,779,267
Residential real estate	627,257	1,482	373	3,300	—	632,412
Single-family interim construction	247,558	867	—	—	—	248,425
Agricultural	51,634	50	—	—	—	51,684
Consumer	30,355	23	20	87	—	30,485
Other	160	—	—	—	—	160
	$4,258,604	$43,348	$20,766	$37,972	$—	$4,360,690
December 31, 2015
Commercial	$616,149	$46,607	$44,469	$24,593	$—	$731,818
Commercial real estate, construction, land and land development	2,343,883	18,463	3,341	3,658	—	2,369,345
Residential real estate	599,937	2,150	982	4,921	—	607,990
Single-family interim construction	187,984	—	—	—	—	187,984
Agricultural	48,185	66	1,757	170	—	50,178
Consumer	41,601	57	32	276	—	41,966
Other	124	—	—	—	—	124
	$3,837,863	$67,343	$50,581	$33,618	$—	$3,989,405
The Company has acquired certain loans which experienced credit deterioration since origination (purchased credit impaired (PCI) loans). Accretion on PCI loans is based on estimated future cash flows, regardless of contractual maturity. No additional PCI loans were acquired during the nine months ended September 30, 2016.
The following table summarizes the outstanding balance and related carrying amount of purchased credit impaired loans as of the respective acquisition date for the acquisition occurring in 2015:

Acquisition Date
November 1, 2015
Grand Bank
Outstanding balance	$3,548
Nonaccretable difference	(593)
Accretable yield	—
Carrying amount	$2,955

The carrying amount of all acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at September 30, 2016 and December 31, 2015, were as follows:

	September 30, 2016	December 31, 2015
Outstanding balance	$40,236	$57,178
Carrying amount	35,309	49,837
There was no allocation established in the allowance for loan losses relating to PCI loans at September 30, 2016 or December 31, 2015.

The changes in accretable yield during the nine months ended September 30, 2016 and 2015 in regard to loans transferred at acquisition for which it was probable that all contractually required payments would not be collected are presented in the table below.

	For the Nine Months Ended September 30,
	2016	2015
Balance at January 1,	$2,380	$2,546
Additions	—	—
Accretion	(759)	(791)
Transfers from nonaccretable	—	748
Balance at September 30,	$1,621	$2,503

Note 5. Commitments and Contingencies

Financial Instruments with Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of this instrument. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At September 30, 2016 and December 31, 2015, the approximate amounts of these financial instruments were as follows:

	September 30,	December 31,
	2016	2015
Commitments to extend credit	$854,016	$838,341
Standby letters of credit	10,948	10,361
	$864,964	$848,702
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
Letters of credit are written conditional commitments used by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan arrangements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table above. If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of September 30, 2016 and December 31, 2015, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

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

Lease Commitments
The Company leases certain branch facilities and other facilities. Rent expense related to these leases amounted to $611 and $1,924 for the three and nine months ended September 30, 2016, respectively, and $583 and $1,567 for the three and nine months ended September 30, 2015, respectively.

Note 6. Repurchase Agreements and Other Borrowings

At September 30, 2016 and December 31, 2015, repurchase agreements totaled $0 and $12,160, respectively. During the nine months ended September 30, 2016, repurchase agreements were transferred to deposit accounts.

Other borrowings, including those borrowings due to related parties totaled $107,209 and $70,798 at September 30, 2016 and December 31, 2015, respectively. The balance of borrowings at September 30, 2016 is net of discount and origination costs totaling $2,791.

In June 2016, the Company issued an additional $45,000 in aggregate principal of its 5.875% subordinated notes (notes) due August 1, 2024. The notes were sold at an original discount of $787.5, which will be amortized into interest expense over the life of the notes. Interest on the notes is payable semiannually. The notes may not be redeemed prior to maturity and meet the criteria to be recognized as Tier 2 capital for regulatory purposes.

In January 2016, the Company redeemed two debenture issuances in full with principal payments totaling $5,798 plus all interest accrued at time of redemption.

Line of Credit Amendment

On July 18, 2016, the Company's unsecured line of credit with two unrelated commercial banks was amended to extend the termination date and to change certain loan agreement terms related to the Company's capital ratios. The line bears interest at LIBOR plus 2.50% and matures on July 17, 2017. At September 30, 2016 and December 31, 2015, there were no advances outstanding on this line.

Note 7. Income Taxes

Income tax expense for the three and nine months ended September 30, 2016 and 2015 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income tax expense for the period	$7,155	$3,924	$19,174	$13,664
Effective tax rate	33.0%	32.4%	33.1%	32.6%

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

The following table represents assets reported on the consolidated balance sheets at their fair value on a recurring basis as of September 30, 2016 and December 31, 2015 by level within the ASC Topic 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016
Measured on a recurring basis:
Assets:
Investment securities available for sale:
Government agency securities	$108,077	$—	$108,077	$—
Obligations of state and municipal subdivisions	84,683	—	84,683	—
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	75,100	—	75,100	—
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

In accordance with ASC Topic 820, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at September 30, 2016 and December 31, 2015, for which a nonrecurring change in fair value has been recorded:

		Fair Value Measurements at Reporting Date Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Period Ended Total Losses
September 30, 2016
Measured on a nonrecurring basis:
Assets:
Impaired loans	$789	$—	$—	$789	$593
Other real estate	340	—	—	340	52

December 31, 2015
Measured on a nonrecurring basis:
Assets:
Impaired loans	$4,827	$—	$—	$4,827	$3,029
Other real estate	577	—	—	577	35

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
In addition, mortgage loans held for sale are required to be measured at the lower of cost or fair value. The fair value of mortgage loans held for sale is based upon binding quotes or bids from third party investors. As of September 30, 2016 and December 31, 2015, all mortgage loans held for sale were recorded at cost.

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

The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instruments were as follows at September 30, 2016 and December 31, 2015:

			Fair Value Measurements at Reporting Date Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016
Financial assets:
Cash and cash equivalents	$589,600	$589,600	$589,600	$—	$—
Securities available for sale	267,860	267,860	—	267,860	—
Loans held for sale	7,097	7,097	—	7,097	—
Loans, net	4,329,217	4,350,215	—	4,350,109	106
FHLB of Dallas stock and other restricted stock	26,452	26,452	—	26,452	—
Accrued interest receivable	10,267	10,267	—	10,267	—
Financial liabilities:
Deposits	4,416,493	4,420,693	—	4,420,693	—
Accrued interest payable	2,276	2,276	—	2,276	—
FHLB advances	470,765	471,043	—	471,043	—
Other borrowings	107,209	110,550	—	110,550	—
Junior subordinated debentures	18,147	18,153	—	18,153	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2015
Financial assets:
Cash and cash equivalents	$293,279	$293,279	$293,279	$—	$—
Certificates of deposit held in other banks	61,746	61,873	—	61,873	—
Securities available for sale	273,463	273,463	—	273,463	—
Loans held for sale	12,299	12,299	—	12,299	—
Loans, net	3,960,809	3,966,199	—	3,960,246	5,953
FHLB of Dallas stock and other restricted stock	14,256	14,256	—	14,256	—
Accrued interest receivable	10,991	10,991	—	10,991	—
Financial liabilities:
Deposits	4,028,279	4,031,365	—	4,031,365	—
Accrued interest payable	2,792	2,792	—	2,792	—
FHLB advances	288,325	295,345	—	295,345	—
Repurchase agreements	12,160	12,160	—	12,160	—
Other borrowings	70,798	70,935	—	70,935	—
Junior subordinated debentures	18,147	18,128	—	18,128	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

Note 9. Stock Awards and Stock Warrants
The Company grants common stock awards to certain employees of the Company. The common stock issued prior to 2013 vests five years from the date the award is granted and the related compensation expense is recognized over the vesting period. In connection with the initial public offering in April 2013, the Board of Directors adopted a new 2013 Equity Incentive Plan. Under this plan, the Compensation Committee may grant awards in the form of restricted stock, restricted stock rights, restricted stock units, qualified and nonqualified stock options, performance-based share awards and other equity-based awards. The Plan reserved 800,000 shares of common stock to be awarded by the Company’s compensation committee. The shares currently issued under the 2013 Plan are restricted and will vest evenly over the required employment period, generally ranging from three to five years. Shares granted under a previous plan prior to 2012 and those in and subsequent to 2013 under the 2013 Equity Incentive Plan were issued at the date of grant and receive dividends. Shares issued under a revised plan in 2012 are not outstanding shares of the Company until they vest and do not receive dividends. During the nine months ended September 30, 2016, 8,000 shares that were issued under the 2012 Plan vested during the period.
The following table summarizes the activity in nonvested shares for the nine months ended September 30, 2016 and 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2015	373,572	$40.29
Granted during the period	87,470	31.82
Vested during the period	(139,699)	36.55
Forfeited during the period	(6,836)	36.11
Nonvested shares, September 30, 2016	314,507	$36.35

Nonvested shares, December 31, 2014	373,886	$41.58
Granted during the period	90,124	31.84
Vested during the period	(80,641)	42.12
Forfeited during the period	(14,599)	28.82
Nonvested shares, September 30, 2015	368,770	$40.46
Compensation expense related to these awards is recorded based on the fair value of the award at the date of grant and totaled $892 and $4,533 for the three and nine months ended September 30, 2016, respectively and $1,115 and $3,214 for the three and nine months ended September 30, 2015, respectively. Compensation expense is recorded in salaries and employee benefits in the accompanying consolidated statements of income. At September 30, 2016, future compensation expense is estimated to be $7,316 and will be recognized over a remaining weighted average period of 2.45 years.
The fair value of common stock awards that vested during the nine months ended September 30, 2016 and 2015 was $4,554 and $3,192, respectively. The Company has recorded $(193) and $(63) to additional paid in capital, which represents the income tax deficiency recognized on the vested shares for the nine months ended September 30, 2016 and 2015, respectively.
At September 30, 2016, the future vesting schedule of the nonvested shares is as follows:

First year	157,815
Second year	94,472
Third year	49,120
Fourth year	7,250
Fifth year	5,850
Total nonvested shares	314,507
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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, CET1 and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2016 and December 31, 2015, the Company and the Bank meet all capital adequacy requirements to which they are subject, including the capital buffer requirement.

As of September 30, 2016 and December 31, 2015, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized," the Bank must maintain minimum total risk based, CET1, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The actual capital amounts and ratios of the Company and Bank as of September 30, 2016 and December 31, 2015, are presented in the following table:

	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2016
Total capital to risk weighted assets:
Consolidated	$532,789	11.24%	$379,360	8.00%	N/A	N/A
Bank	524,038	11.06	379,168	8.00	$473,960	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	393,214	8.29	284,520	6.00	N/A	N/A
Bank	494,463	10.43	284,376	6.00	379,168	8.00%
Common equity tier 1 to risk weighted assets
Consolidated	375,614	7.92	213,390	4.50	N/A	N/A
Bank	494,463	10.43	213,282	4.50	308,074	6.50%
Tier 1 capital to average assets:
Consolidated	393,214	7.46	210,847	4.00	N/A	N/A
Bank	494,463	9.39	210,745	4.00	263,431	5.00%

December 31, 2015
Total capital to risk weighted assets:
Consolidated	$473,993	11.14%	$340,533	8.00%	N/A	N/A
Bank	470,495	11.06	340,259	8.00	$425,323	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	379,631	8.92	255,400	6.00	N/A	N/A
Bank	443,452	10.43	255,194	6.00	340,259	8.00%
Common equity tier 1 to risk weighted assets
Consolidated	338,093	7.94	191,550	4.50	N/A	N/A
Bank	443,452	10.43	191,396	4.50	276,460	6.50%
Tier 1 capital to average assets:
Consolidated	379,631	8.28	183,379	4.00	N/A	N/A
Bank	443,452	9.72	182,421	4.00	228,026	5.00%

Note 11. Business Combinations

Grand Bank

During the nine months ended September 30, 2016, the Company made measurement-period adjustments to previously-reported acquisition accounting estimates for the November 1, 2015 acquisition of Grand Bank. The adjustments were a result of finalizing the fair value valuation analysis for the acquired loans and core deposits, and additional termination accruals identified that related to Grand Bank accounts that existed prior to the acquisition. The adjustments resulted in decreases of $324 to goodwill, $175 to deferred tax asset, $216 to core deposit intangible, and increases of $735 to loans and $20 to other liabilities.

Note 12. Subsequent Event

Declaration of Dividends

On October 27, 2016, the Company declared a quarterly cash dividend in the amount of $0.10 per share of common stock to the stockholders of record on November 7, 2016. The dividend will be paid on November 18, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q, our other filings with the SEC, and other press releases, documents, reports and announcements that we make, issue or publish may contain statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are statements or projections with respect to matters such as our future results of operations, including our future revenues, income, expenses, provision for taxes, effective tax rate, earnings per share and cash flows, our future capital expenditures and dividends, our future financial condition and changes therein, including changes in our loan portfolio and allowance for loan losses, our future capital structure or changes therein, the plan and objectives of management for future operations, our future or proposed acquisitions and the integration thereof, the future or expected effect of acquisitions on our operations, results of operations and financial condition, our future economic performance and the statements of the assumptions underlying any such statement. Such statements are typically identified by the use in the statements of words or phrases such as “aim,” “anticipate,” “estimate,” “expect,” “goal,” “guidance,” “intend,” “is anticipated,” “is estimated,” “is expected,” “is intended,” “objective,” “plan,” “projected,” “projection,” “will affect,” “will be,” “will continue,” “will decrease,” “will grow,” “will impact,” “will increase,” “will incur,” “will reduce,” “will remain,” “will result,” “would be,” variations of such words or phrases (including where the word “could”, “may” or “would” is used rather than the word “will” in a phrase) and similar words and phrases indicating that the statement addresses some future result, occurrence, plan or objective. The forward-looking statements that we make are based on the Company’s current expectations and assumptions regarding its business, the economy, and other future conditions. Because forward-looking statements relate to future results and occurrences, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. The Company’s actual results may differ materially from those contemplated by the forward-looking statements, which are neither statements of historical fact nor guarantees or assurances of future performance. Many possible events or factors could affect the future financial results and performance of the Company and could cause such results or performance to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, the following:

•	worsening business and economic conditions nationally, regionally and in our target markets, particularly in Texas and the geographic areas in which we operate;

•	our dependence on our management team and our ability to attract, motivate and retain qualified personnel;

•	the concentration of our business within our geographic areas of operation in Texas;

•	deteriorating asset quality and higher loan charge-offs;

•	concentration of our loan portfolio in commercial and residential real estate loans and changes in the prices, values and sales volumes of commercial and residential real estate;

•	inaccuracy of the assumptions and estimates we make in establishing reserves for probable loan losses and other estimates;

•	lack of liquidity, including as a result of a reduction in the amount of sources of liquidity we currently have;

•	material decreases in the amount of deposits we hold;

•	regulatory requirements to maintain minimum capital levels or maintenance of capital at levels sufficient to support our anticipated growth;

•	changes in market interest rates that affect the pricing of our loans and deposits and our net interest income;

•	fluctuations in the market value and liquidity of the securities we hold for sale;

•	effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	changes in economic and market conditions that affect the amount of assets we have under administration;

•	the institution and outcome of litigation and other legal proceeding against us or to which we become subject;

•	the occurrence of market conditions adversely affecting the financial industry generally;

•
the impact of recent and future legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the SEC and the Public Company Accounting Oversight Board:

•	governmental monetary and fiscal policies;

•	changes in the scope and cost of FDIC insurance and other coverage;

•
the effects of war or other conflicts, acts of terrorism (including cyber attacks) or other catastrophic events, including storms, droughts, tornadoes and flooding, that may affect general economic conditions;

•
our actual cost savings resulting from previous or future acquisitions are less than expected, we are unable to realize those cost savings as soon as expected, or we incur additional or unexpected costs;

•	our revenues after previous or future acquisitions are less than expected;

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

We urge you to consider all of these risks, uncertainties and other factors carefully in evaluating all such forward-looking statements that we may make. As a result of these and other matters, including changes in facts and assumptions not being realized, the actual results relating to the subject matter of any forward-looking statement may differ materially from the anticipated results expressed or implied in that forward-looking statement. Any forward-looking statement made by the Company in any report, filing, press release, document, report or announcement speaks only as of the date on which it is made. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.
A forward looking-statement may include a statement of the assumptions or bases underlying the forward-looking statement. The Company believes it has chosen these assumptions or bases in good faith and they are reasonable. However, the Company cautions you that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material. The Company undertakes no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

The Company operates 41 full service banking locations, with 23 located in the Dallas/North Texas region, seven located in the Austin/Central Texas region and 11 in the Houston region. During the three months ended September 30, 2016, the Company sold a branch transferring premises and equipment totaling $2.2 million and deposits of $4.6 million. The sale resulted in a net loss of $43 thousand. The Company’s headquarters are located at 1600 Redbud, Suite 400, McKinney, Texas 75069, and its telephone number is (972) 562-9004. The Company’s website address is www.ibtx.com. Information contained on the Company’s website is not incorporated by reference into this Quarterly Report on Form 10-Q and is not part of this or any other report.
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

Certain Events Affect Year-over-Year Comparability
Acquisition. The Company completed the acquisition of Grand Bank effective November 1, 2015. This acquisition increased total assets by $620.2 million, gross loans by $274.4 million and deposits by $523.7 million on the acquisition date. The comparability of the Company's results of operations for the three and nine months ended September 30, 2016 and 2015 are affected by this acquisition.

Discussion and Analysis of Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015

The following discussion and analysis of our results of operations compares our results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results of operations that may be expected for all of the year ending December 31, 2016.
Results of Operations
For the three months ended September 30, 2016, net income was $14.5 million ($0.78 per common share on a diluted basis) compared with net income after preferred stock dividends of $8.1 million ($0.47 per common share on a diluted basis) for the three months ended September 30, 2015. The Company posted annualized returns on average common equity of 9.04% and 5.96%, returns on average assets of 1.04% and 0.76% and efficiency ratios of 53.06% and 61.66% for the three months ended September 30, 2016 and 2015, respectively. The efficiency ratio is calculated by dividing total noninterest expense (which does not include the provision for loan losses) by net interest income plus noninterest income.
For the nine months ended September 30, 2016, net income after preferred stock dividends was $38.8 million ($2.09 per common share on a diluted basis) compared with $28.0 million ($1.63 per common share on a diluted basis) for the nine months ended September 30, 2015. The Company posted annualized returns on average common equity of 8.25% and 7.04%, returns on average assets of 0.96% and 0.89% and efficiency ratios of 57.01% and 60.33% for the nine months ended September 30, 2016 and 2015, respectively.
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
Net interest income was $45.7 million for the three months ended September 30, 2016, an increase of $7.6 million, or 20.1%, from $38.1 million for the three months ended September 30, 2015. This increase is due primarily to a $1.3 billion increase, or 34.0%, in average interest earning assets to $5.0 billion for the three months ended September 30, 2016 compared to $3.7 billion for the three months ended September 30, 2015. The greatest part of the increases in interest-earning assets and interest-bearing deposits occurred as a result of the acquisition the Company completed in November 2015 but was also due in part to organic growth. The average yield on interest earning assets decreased 40 basis points from 4.62% for the three months ended September 30, 2015 to 4.22% for the three months ended September 30, 2016 primarily due to a decrease in the loan yield from 4.90% for the three months ended September 30, 2015 to 4.73% for the three months ended September 30, 2016. The decrease in loan yield is driven by decreased fee income and payoffs of energy loans that had been accruing at higher default rates. The average cost of interest-bearing liabilities increased 4 basis points to 0.74% for the three months ended September 30, 2016 compared to 0.70% for the three months ended September 30, 2015. This change was primarily due to an increase in the cost of other borrowings due to the issuance of subordinated debt in 2016 offset by the maturities of higher rate FHLB advances carried in 2015. The aforementioned changes resulted in a 42 basis point decrease in the net interest margin for the three months ended September 30, 2016 to 3.66% compared to 4.08% for the three months ended September 30, 2015.
Net interest income was $137.3 million for the nine months ended September 30, 2016, an increase of $25.3 million, or 22.6%, from $111.9 million for the nine months ended September 30, 2015. This increase is due primarily to a $1.0 billion increase, or 28.4%, in average interest earning assets to $4.7 billion for the nine months ended September 30, 2016 compared to $3.7 billion for the nine months ended September 30, 2015. The increases in interest-earning assets and interest-bearing deposits are due to organic growth and the result of the acquisition completed in November 2015. The net interest margin for the nine months ended September 30, 2016 decreased 19 basis points to 3.89% compared to 4.08% for the nine months ended September 30, 2015. The decrease from prior year is primarily due to a decrease in loan yields of nine basis points from prior year. The average yield on interest earning assets decreased 19 basis points from 4.62% for the nine months ended September 30, 2015 to 4.43% while the average rate paid on interest bearing liabilities decreased one basis point from 0.69% to 0.68% over the same period.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis.  The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and nine months ended September 30, 2016 and 2015. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances.

	Three Months Ended September 30,
	2016			2015
	Average Outstanding Balance	Interest	Yield/ Rate (3)	Average Outstanding Balance	Interest	Yield/ Rate (3)
(dollars in thousands)
Interest-earning assets:
Loans (1)	$4,302,570	$51,194	4.73%	$3,411,536	$42,145	4.90%
Taxable securities	218,286	573	1.04	119,997	393	1.30
Nontaxable securities	75,559	394	2.07	65,440	461	2.79
Interest-bearing deposits and other	370,011	579	0.62	109,031	131	0.48
Total interest-earning assets	4,966,426	$52,740	4.22	3,706,004	$43,130	4.62
Noninterest-earning assets	568,777			564,600
Total assets	$5,535,203			$4,270,604
Interest-bearing liabilities:
Checking accounts	$1,791,228	$1,946	0.43	$1,279,575	$1,416	0.44
Savings accounts	153,526	66	0.17	143,914	66	0.18
Money market accounts	396,441	474	0.48	289,895	211	0.29
Certificates of deposit	821,283	1,563	0.76	841,009	1,374	0.65
Total deposits	3,162,478	4,049	0.51	2,554,393	3,067	0.48
FHLB advances	494,141	1,063	0.86	212,267	773	1.44
Repurchase agreements and other borrowings	107,284	1,733	6.43	76,313	1,064	5.53
Junior subordinated debentures	18,147	158	3.46	18,147	137	3.00
Total interest-bearing liabilities	3,782,050	7,003	0.74	2,861,120	5,041	0.70
Noninterest-bearing checking accounts	1,100,613			836,212
Noninterest-bearing liabilities	14,185			7,395
Stockholders’ equity	638,355			565,877
Total liabilities and equity	$5,535,203			$4,270,604
Net interest income		$45,737			$38,089
Interest rate spread			3.48%			3.92%
Net interest margin (2)			3.66			4.08
Average interest earning assets to interest bearing liabilities			131.32			129.53

(1)	Average loan balances include nonaccrual loans.

(2)
Net interest margins for the periods presented represent: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.

(3)	Yield and rates for the three month periods are annualized.

	For The Nine Months Ended September 30,
	2016			2015
	Average Outstanding Balance	Interest	Yield/ Rate (3)	Average Outstanding Balance	Interest	Yield/ Rate (3)
(dollars in thousands)
Interest-earning assets:
Loans (1)	$4,170,930	$151,522	4.85%	$3,336,034	$123,350	4.94%
Taxable securities	220,176	2,067	1.25	127,250	1,553	1.63
Nontaxable securities	73,761	1,289	2.33	67,603	1,324	2.62
Interest-bearing deposits and other	243,827	1,267	0.69	136,420	386	0.38
Total interest-earning assets	4,708,694	$156,145	4.43	3,667,307	$126,613	4.62
Noninterest-earning assets	673,676			554,655
Total assets	$5,382,370			$4,221,962
Interest-bearing liabilities:
Checking accounts	$1,718,458	$5,689	0.44	$1,287,810	$4,206	0.44
Savings accounts	149,080	196	0.18	143,539	198	0.18
Money market accounts	434,010	1,385	0.43	260,768	490	0.25
Certificates of deposit	817,693	4,353	0.71	839,155	3,900	0.62
Total deposits	3,119,241	11,623	0.50	2,531,272	8,794	0.46
FHLB advances	463,811	3,062	0.88	212,005	2,243	1.41
Repurchase agreements and other borrowings	81,454	3,723	6.11	76,605	3,229	5.64
Junior subordinated debentures	18,147	457	3.36	18,147	400	2.95
Total interest-bearing liabilities	3,682,653	18,865	0.68	2,838,029	14,666	0.69
Noninterest-bearing checking accounts	1,059,202			819,649
Noninterest-bearing liabilities	12,207			7,722
Stockholders’ equity	628,308			556,562
Total liabilities and equity	$5,382,370			$4,221,962
Net interest income		$137,280			$111,947
Interest rate spread			3.75%			3.93%
Net interest margin (2)			3.89			4.08
Average interest earning assets to interest bearing liabilities			127.86			129.22

(1)	Average loan balances include nonaccrual loans.

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
The Company recorded a $2.1 million provision for loan losses for the three months ended September 30, 2016 compared to $3.9 million for the comparable period in 2015. Provision expense for the nine months ended September 30, 2016 was $7.2 million compared to $7.3 million for the same period in 2015. Provision expense is directly related to organic loan growth and net charge-offs during the respective periods. In addition, the Company increased reserve allocations on the energy portfolio during the three and nine months ended September 2015 and the first quarter 2016 primarily due to continued volatility in commodity prices. Net charge-offs were $3.5 million and $608 thousand for the three months ended September 30, 2016 and 2015, respectively and $4.7 million and $725 thousand for the nine months ended September 30, 2016 and 2015, respectively. The higher level of charge-offs in 2016 is primarily due to charge-offs on energy related credits which had been reserved in the prior periods.
Noninterest Income
The following table sets forth the components of noninterest income for the three and nine months ended September 30, 2016 and 2015 and the period-over-period variations in such categories of noninterest income:

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
(dollars in thousands)	2016	2015	2016 v. 2015	2016	2015	2016 v. 2015
Noninterest Income
Service charges on deposit accounts	$1,840	$1,777	$63	$5,287	$5,041	$246
Mortgage fee income	1,922	1,353	569	5,319	4,082	1,237
Gain on sale of loans	—	116	(116)	—	116	(116)
Loss on sale of branch	(43)	—	(43)	(43)	—	(43)
Gain on sale of other real estate	4	41	(37)	57	220	(163)
Gain on sale of securities available for sale	—	—	—	4	90	(86)
Gain (loss) on sale of premises and equipment	(9)	(374)	365	32	(374)	406
Increase in cash surrender value of bank owned life insurance	402	268	134	937	806	131
All other noninterest income	816	618	198	2,738	1,893	845
Total noninterest income	$4,932	$3,799	$1,133	$14,331	$11,874	$2,457
Total noninterest income increased $1.1 million, or 29.8% and $2.5 million, or 20.7% for the three and nine months ended September 30, 2016, respectively, over same periods in 2015. Significant changes in the components of noninterest income are discussed below.
Mortgage Fee Income. Mortgage fee income for the three and nine months ended September 30, 2016 increased $569 thousand, or 42.1% and $1.2 million, or 30.3%, respectively, compared to the same periods in 2015. This increase is due to housing market growth and home purchase activity in the north Texas and Austin areas along with continued refinance activity due to borrowers taking advantage of increased home values and low interest rates.
Gain (Loss) on sale of premises and equipment, net. The Company recognized a net loss of $9 thousand and net gain of $32 for the three and nine months ended September 30, 2016, respectively and a net loss of $374 thousand on the sale of premises and equipment for the three and nine months ended September 30, 2015. The majority of the loss recognized in 2015 is due to a loss on sale of the Company's aircraft in the amount of $385 thousand.

Other noninterest income. Other noninterest income for the three and nine months ended September 30, 2016 increased $198 thousand, or 32.0% and $845 thousand, or 44.6%, respectively, compared to the same periods in 2015. A large portion of this increase in other noninterest income from the prior periods is related to increased earning credits on correspondent accounts, an increase in income distributions from small business fund investments, and an increase in wealth management income during 2016.

Noninterest Expense
Noninterest expense increased $1.1 million, or 4.1% and $11.8 million, or 15.7% for the three and nine months and ended September 30, 2016, respectively, as compared to the same periods in 2015. The following table sets forth the components of the Company’s noninterest expense for the three and nine months ended September 30, 2016 and 2015 and the period-over-period variations in such categories of noninterest expense:

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
(dollars in thousands)	2016	2015	2016 v. 2015	2016	2015	2016 v. 2015
Noninterest Expense
Salaries and employee benefits	$15,303	$14,918	$385	$51,644	$43,992	$7,652
Occupancy	4,038	4,117	(79)	12,119	12,054	65
Data processing	1,190	786	404	3,575	2,140	1,435
FDIC assessment	1,123	541	582	2,718	1,553	1,165
Advertising and public relations	229	313	(84)	775	912	(137)
Communications	563	550	13	1,648	1,643	5
Other real estate owned expense, net	145	88	57	180	184	(4)
Impairment of other real estate	51	10	41	106	35	71
Core deposit intangible amortization	492	363	129	1,472	1,102	370
Professional fees	717	841	(124)	2,354	2,008	346
Acquisition expense, including legal	3	293	(290)	732	793	(61)
Other	3,033	3,010	23	9,106	8,255	851
Total noninterest expense	$26,887	$25,830	$1,057	$86,429	$74,671	$11,758

Salaries and Employee Benefits.  Salaries and employee benefits expense, which historically has been the largest component of the Company’s noninterest expense, increased $385 thousand, or 2.6% and $7.7 million, or 17.4% for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. Salaries and employee benefits expenses increased in 2016 over the same prior year periods due to an increase in the number of the Company’s full-time equivalent employees both resulting from organic growth within the Company and growth through the acquisition completed by the Company in November 2015. The increase in salaries and benefits from the year to date prior period is also due to compensation costs of approximately $2.6 million recognized during the second quarter of 2016 relating to the Company's management restructure.
Data Processing. Data processing fees increased $404 thousand, or 51.4% and $1.4 million, or 67.1% for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The increase is due to increased online banking fees and other costs related directly to an increase in accounts over the same prior year periods, related both to organic growth and growth through acquisition.
FDIC Assessment. FDIC assessment expense increased $582 thousand, or 107.6% and $1.2 million, or 75.0% for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The increase is due to a higher assessment associated with an increase in deposit accounts, both due to organic growth and growth through the Grand Bank acquisition in November 2015.
Core Deposit Intangible Amortization. Amortization expense on core deposit intangibles increased $129 thousand and $370 thousand for the three and nine months ended September 30, 2016, respectively, over the same periods in 2015. The increase is due to core deposit intangibles acquired in the Grand Bank acquisition in November 2015. Core deposit intangibles are being amortized on the straight line method over 10 years.

Professional Fees. Professional fees increased $346 thousand, or 17.2% for the nine months ended September 30, 2016, respectively, over the same period in 2015. The increase in professional fees is primarily due to increased legal fees on existing litigation inherited in the Bank of Houston transaction and legal fees related to energy loan workouts.
Acquisition Expenses. Acquisition expenses decreased $290 thousand and $61 thousand for the three and nine month period ending September 30, 2016, respectively, compared to the same periods in 2015. The decrease in acquisition-related expenses over the prior periods is primarily related to fees incurred related to the Grand Bank acquisition in November 2015.
Other.  Other expense increased by $851 thousand, or 10.3% for the nine months ended September 30, 2016 compared to the same period in 2015. The majority of the increase in this category from the same prior periods is related to general increases in various operating expenses related both to organic growth and growth through acquisition specific to deposit and loan-related expenses.
Income Tax Expense
Income tax expense was $7.2 million and $19.2 million for the three and nine months ended September 30, 2016, respectively and $3.9 million and $13.7 million for the same periods in 2015. The effective tax rates were 33.0% and 33.1% for the three and nine months ended September 30, 2016, respectively, compared to 32.4% and 32.6% for the same periods in 2015.

Discussion and Analysis of Financial Condition
The following discussion and analysis of the Company’s financial condition discusses and analyzes the financial condition of the Company as of September 30, 2016 and December 31, 2015.
Assets
The Company’s total assets increased by $612.2 million, or 12.1%, to $5.7 billion as of September 30, 2016 from $5.1 billion at December 31, 2015.
Loan Portfolio
The following table presents the balance and associated percentage of each major category in our loan portfolio as of September 30, 2016 and December 31, 2015:

(dollars in thousands)	September 30, 2016		December 31, 2015
Commercial	$618,257	14.2%	$731,818	18.3%
Real estate:
Commercial	2,279,628	52.2	1,949,734	48.7
Commercial construction, land and land development	499,639	11.4	419,611	10.5
Residential (1)	639,509	14.6	620,289	15.5
Single family interim construction	248,425	5.7	187,984	4.7
Agricultural	51,684	1.2	50,178	1.3
Consumer	30,485	0.7	41,966	1.0
Other	160	—	124	—
	4,367,787	100.0%	4,001,704	100.0%
Deferred loan fees	(1,898)		(1,553)
Allowance for loan losses	(29,575)		(27,043)
Total loans, net	$4,336,314		$3,973,108

(1) Includes mortgage loans held for sale as of September 30, 2016 and December 31, 2015 of $7.1 million and $12.3 million, respectively.

Our loan portfolio is the largest category of our earning assets. As of September 30, 2016 and December 31, 2015, loans, net of allowance for loan losses, totaled $4.336 billion and $3.973 billion, respectively, which is an increase of 9.1% between the two dates.

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

(dollars in thousands)	September 30, 2016	December 31, 2015
Nonaccrual loans
Commercial	$7,876	$7,366
Real estate:
Commercial real estate, construction, land and land development	49	591
Residential real estate	934	552
Agricultural	—	170
Consumer	60	111
Total nonaccrual loans (1)	8,919	8,790
Loans delinquent 90 days or more and still accruing
Consumer	10	—
Total loans delinquent 90 days or more and still accruing	10	—
Troubled debt restructurings, not included in nonaccrual loans
Commercial	5	16
Real estate:
Commercial real estate, construction, land and land development	1,235	3,480
Residential real estate	1,016	2,574
Total troubled debt restructurings, not included in nonaccrual loans	2,256	6,070
Total nonperforming loans	11,185	14,860
Other real estate owned and other repossessed assets:
Commercial	—	1,050
Commercial real estate, construction, land and land development	783	2,168
Residential Real Estate	1,300	—
Consumer	—	14
Total other real estate owned and other repossessed assets	2,083	3,232
Total nonperforming assets	$13,268	$18,092
Ratio of nonperforming loans to total loans	0.26%	0.37%
Ratio of nonperforming assets to total assets	0.23	0.34

(1)	Nonaccrual loans include troubled debt restructurings of $85 thousand and $621 thousand as of September 30, 2016 and December 31, 2015, respectively.

Nonaccrual loans increased slightly to $8.9 million at September 30, 2016 from $8.8 million as of December 31, 2015. Troubled debt restructurings that were not on nonaccrual status totaled $2.3 million and $6.1 million at September 30, 2016 and December 31, 2015, respectively. The decrease was primarily due to the payoffs of two commercial real estate loans totaling $1.9 million and the foreclosure of a residential real estate property totaling $1.4 million. The net decrease in other real estate owned and repossessed assets is due to the disposition of three other real estate properties totaling $1.3 million and a repossessed airplane totaling $1.1 million offset by the same residential real estate foreclosure discussed above.

As of September 30, 2016, the Company had a total of 60 substandard loans with an aggregate principal balance of $28.1 million that were not currently impaired loans, nonaccrual loans, 90 days past due loans or troubled debt restructurings, but where the Company had information about possible credit problems of the borrowers that caused the Company’s management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that could result in those loans becoming nonaccrual loans, 90 days past due loans or troubled debt restructurings in the future.
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
Allowance for Loan Losses. The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The Company’s allowance for loan losses represents the Company’s estimate of probable and reasonably estimable loan losses inherent in loans held for investment as of the respective balance sheet date. The Company’s methodology for assessing the adequacy of the allowance for loan losses includes a general allowance for performing loans, which are grouped based on similar characteristics, and an allocated allowance for individual impaired loans. Actual credit losses or recoveries are charged or credited directly to the allowance. As of September 30, 2016, the allowance for loan losses amounted to $29.6 million, or 0.68% of total loans, compared with $27.0 million, or 0.68% of total loans as of December 31, 2015. The increase in the allowance is due to general reserves for organic loan growth and increased qualitative factors in the general allocation related to the energy portfolio. This increase is offset by higher chargeoffs during the year, specifically the $3 million chargeoff of an impaired energy loan, which was previously fully reserved at time of chargeoff.
The allowance for loan losses to nonperforming loans has increased from 181.99% at December 31, 2015 to 264.42% at September 30, 2016. Nonperforming loans have decreased to $11.2 million at September 30, 2016 compared to $14.9 million at December 31, 2015 primarily due to the payoff of two commercial real estate loans totaling $1.9 million and the foreclosure of a residential real estate property totaling $1.4 million.

Securities Available for Sale
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit, interest rate and duration risk. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions.
The Company recognized a $0 and $4 thousand gain on the sale of securities for the three and nine months ended September 30, 2016 and a gain of $0 and $90 thousand on the sale of securities during the three and nine months ended September 30, 2015. Securities represented 4.7% and 5.4% of the Company’s total assets at September 30, 2016 and December 31, 2015, respectively.
Management evaluates securities for other-than-temporary impairment (OTTI) on at least a quarterly basis and more frequently when economic of market conditions warrant such an evaluation. Management does not intend to sell any debt securities it holds and believes the Company more likely than not will not be required to sell any debt securities it holds before their anticipated recovery, at which time the Company will receive full value for the securities. Management has the ability and intent to hold the securities classified as available for sale that were in a loss position as of September 30, 2016 for a period of time sufficient for an entire recovery of the cost basis of the securities. For those securities that are impaired, the unrealized losses are largely due to interest rate changes. The fair value is expected to recover as the securities approach their maturity date. Management believes any impairment in the Company’s securities at September 30, 2016 is temporary and no other-than-temporary impairment has been realized in the Company’s consolidated financial statements.

Capital Resources and Regulatory Capital Requirements

Total stockholder’s equity was $643.3 million at September 30, 2016 compared with $603.4 million at December 31, 2015, an increase of approximately $39.9 million. The increase was due primarily to net income of $38.8 million earned by the Company during the nine months ended September 30, 2016, as well as stock based compensation of $4.5 million and an increase of $1.2 million in unrealized gain (loss) on available for sale securities offset by dividends paid of $4.4 million.

As of September 30, 2016, the Company exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	As of September 30, 2016
	Actual	Required to be considered well capitalized	Required to be considered adequately capitalized
	Ratio	Ratio	Ratio
Tier 1 capital to average assets ratio	7.46%	≥5.00%	4.00-5.00%
Common equity tier 1 capital to risk-weighted assets ratio	7.92	≥6.50	4.50-6.50
Tier 1 capital to risk-weighted assets ratio	8.29	≥8.00	6.00-8.00
Total capital to risk-weighted assets ratio	11.24	≥10.00	8.00-10.00
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
In addition to the liquidity provided by the sources described above, Independent Bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of September 30, 2016, the Bank had established federal funds lines of credit with nine unaffiliated banks totaling $225.0 million with no amounts advanced against those lines at that time. In addition, the Company has an unsecured line of credit totaling $50.0 million at two unaffiliated commercial banks. Based on the values of stock, securities, and loans pledged as collateral, as of September 30, 2016, the Company had additional borrowing capacity with the FHLB of $784.3 million.
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
Independent Bank’s commitments to extend credit and outstanding standby letters of credit were $854.0 million and $10.9 million, respectively, as of September 30, 2016. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. The Company manages the Company’s liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that the Company will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.

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
Goodwill and Core Deposit Intangible. The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. Under current accounting standards, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, no further testing is necessary. If the Company concludes otherwise, then it is required to perform the first step of the two step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. The Company performs its impairment test annually as of December 31. There have been no circumstances since December 31, 2015 that would indicate any impairment has occurred, therefore, management does not believe goodwill is impaired as of September 30, 2016.
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
Our interest rate risk model indicated that we were in a balanced rate sensitive position as of September 30, 2016. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income based on the interest rate risk model as of September 30, 2016:

Hypothetical Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
200	(0.78)%
100	(0.47)%
(100)	2.86%

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
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Exhibit 4.7
Form of Global Note to represent the 5.875% Subordinated Notes due August 1, 2024, of the Registrant, which is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated June 22, 2016.

Exhibit 4.8
Independent Bank 401(k) Profit Sharing Plan, including related Adoption Agreement, which is incorporated herein by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on August 29, 2014.

Exhibit 10.1(a)*	Form of Change in Control Agreement, dated July 26, 2016, between Independent Bank Group, Inc. and certain Executive Officers

Exhibit 10.1(b)*	Schedule of Executive Officers who have Executed a Change in Control Agreement

Exhibit 10.2*	Employment Agreement, dated July 26, 2016, between Independent Bank Group, Inc. and Torry Berntsen

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

Independent Bank Group, Inc.

Date: October 27, 2016	By: /s/ David R. Brooks

David R. Brooks
Chairman, Chief Executive Officer and President

Date: October 27, 2016	By: /s/ Michelle S. Hickox

Michelle S. Hickox
Executive Vice President
Chief Financial Officer