Form 10-K
period 2016-12-31
Independent Bank Group, Inc.
filed 2017-03-08
CIK 1564618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For The Fiscal Year Ended December 31, 2016.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to                    .
Commission file number 001-35854
Independent Bank Group, Inc.
(Exact name of registrant as specified in its charter)

Texas	13-4219346
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 Redbud Boulevard, Suite 400 McKinney, Texas	75069-3257
(Address of principal executive offices)	(Zip Code)
(972) 562-9004
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	The Nasdaq Stock Market, LLC, Global Select Market

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
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non-affiliates based on the closing price of the common stock on the Nasdaq Global Select Market on June 30, 2016 was approximately $471,064,000.
At March 6, 2017, the Company had outstanding 18,922,726 shares of common stock, par value $.01 per share.
Documents Incorporated By Reference:
Portions of the Company’s Proxy Statement relating to the 2017 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2016, are incorporated by reference into Part III, Items 10 - 14 of this Annual Report on Form 10-K.

INDEPENDENT BANK GROUP, INC. AND SUBSIDIARIES
Annual Report on Form 10-K
December 31, 2016

PART I

ITEM 1. BUSINESS
The disclosures set forth in this item are qualified by Item 1A. Risk Factors, and the section captioned “Forward-Looking Statements” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.
General
Independent Bank Group, Inc. (the “Company”) is a registered bank holding company headquartered in McKinney, Texas, which is located in the northern portion of the Dallas-Fort Worth metropolitan area. The Company was organized as a Texas corporation on September 20, 2002. Through the Company’s wholly owned subsidiary, Independent Bank, a Texas state chartered bank, the Company provides a wide range of relationship-driven commercial banking products and services tailored to meet the needs of businesses, professionals and individuals. The Company operates 41 banking offices in the Dallas/North Texas area, the Austin/Central Texas area, and the Houston metropolitan area. As of December 31, 2016, the Company had consolidated total assets of approximately $5.9 billion, total loans of approximately $4.5 billion, total deposits of approximately $4.6 billion and total stockholders’ equity of approximately $672 million.
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
Grow Organically. The Company focuses on continued organic growth through the Company’s existing footprint and business lines. The Company plans to follow a community-focused, relationship-driven customer strategy to increase loans and deposits through the Company’s existing locations. Preserving the safety and soundness of the Company’s loan portfolio is a fundamental element of the Company’s organic growth strategy. The Company has a strong and conservative credit culture, which allows the Company to maintain its asset quality as the Company grows.
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

Acquired Institution/Market	Date of Acquisition	Fair Value of Total Assets Acquired
		(dollars in thousands)
Town Center Bank Dallas/North Texas	July 31, 2010	$37,451
Farmersville Bancshares, Inc. Dallas/North Texas	September 30, 2010	99,420
I Bank Holding Company, Inc. Austin/Central Texas	April 1, 2012	172,587
The Community Group, Inc. Dallas/North Texas	October 1, 2012	110,967
Collin Bank Dallas/North Texas	November 30, 2013	168,320
Live Oak Financial Corp. Dallas/North Texas	January 1, 2014	131,008
BOH Holdings, Inc. Houston, Texas	April 15, 2014	1,188,893
Houston City Bancshares, Inc. Houston, Texas	October 1, 2014	350,747
Grand Bank Dallas, Texas	November 1, 2015	620,196

Pending Acquisition of Carlile Bancshares, Inc. On November 21, 2016, the Company entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") to acquire Carlile Bancshares, Inc. (“Carlile”), and its subsidiary, Northstar Bank, Denton, Texas, a Texas state chartered bank. Pursuant to the Reorganization Agreement, Carlile will be merged with and into the Company, with the Company continuing as the surviving company and Carlile ceasing to exist. Immediately following the Carlile acquisition, Northstar Bank will be merged with and into Independent Bank, with Independent Bank being the surviving bank. After the bank merger occurs, Northstar Bank will cease to exist and the existing locations of Northstar Bank will become banking centers of Independent Bank. Carlile, through Northstar Bank, operates 24 full service banking locations in Texas and 18 full service banking locations in Colorado. As of September 30, 2016, Carlile, on a consolidated basis, reported total assets of $2.3 billion, total deposits of $1.9 billion, and total equity capital of $385 million. Based upon its September 30, 2016 balance sheet, the Company would have total assets of approximately $8.0 billion upon completion of the transaction. The Company expects to complete the Carlile acquisition on April 1, 2017, although delays could occur.

Under the terms of the Carlile acquisition, the Company would acquire all of the outstanding shares of Carlile common stock in exchange for the Company’s issuance of shares of its common stock. The exact number of shares of Company common stock to be issued in the Carlile acquisition will be determined based upon a number of factors as set forth in the reorganization agreement. In addition, the Company will make a payment to cash out options to acquire Carlile common stock. As part of the transaction, three representatives of Carlile will join the Board of Directors of the Company. The transaction is subject to certain conditions, including the approval by shareholders of the Company and Carlile and customary regulatory approvals.

Future Opportunities. The Company plans to explore additional opportunities in the growing sub markets within the Company’s current market regions, within the attractive new Fort Worth/Tarrant County and Colorado (I-25 corridor from Denver to Colorado Springs) markets being acquired in the Carlile acquisition, and attractive new markets in Texas such as San Antonio. Factors considered by the Company to evaluate expansion opportunities include a) similar management and operating philosophy, b) accretive to earnings and increase shareholder value, c) ability to improve efficiency, d) strategic expansion of Company footprint and e) enhance market presence in existing markets. The Company has a scalable infrastructure and experienced acquisition team which it believes will enable the Company to successfully integrate acquired banks. The Company intends to remain disciplined in its approach to acquisitions using appropriate valuation metrics.

Improve Efficiency and Increase Profitability. The Company employs a systematic and calculated approach to increasing the Company’s profitability and improving the Company’s efficiencies. During 2016, the Company restructured its executive leadership team and streamlined its management function. The Company continues to update its operating capabilities and create synergies within the Company in the areas of technology, data processing, finance, compliance and human resources. The Company believes that the Company’s scalable infrastructure provides the Company with an efficient operating platform from which to grow in the near term without incurring significant incremental noninterest expenses, which will enhance the Company’s returns.

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
Lending Operations. Through Independent Bank, the Company offers a broad range of commercial and retail lending products to businesses, professionals and individuals. Commercial lending products include owner-occupied commercial real estate loans, interim construction loans, commercial loans (such as SBA guaranteed loans, business term loans, equipment financing and lines of credit and energy related loans) to a diversified mix of small and midsized businesses, and loans to professionals, including medical practices. Retail lending products include residential first and second mortgage loans and consumer installment loans, such as loans to purchase cars, boats and other recreational vehicles.
The Company’s strategy is to maintain a broadly diversified loan portfolio by type and location. The Company’s loans are primarily real estate secured loans spread among a variety of types of borrowers, including owner occupied offices for small businesses, medical practices and offices, retail operations and multi-family properties. The Company’s loans are diversified geographically throughout the Company’s Dallas/North Texas region (approximately 47%), the Company’s Houston region (approximately 28%) and the Company’s Austin/Central Texas region (approximately 25%). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio” for a more detailed description of the Company’s lending operations.
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
Employees
As of December 31, 2016, the Company employed approximately 577 persons. The Company provides extensive training to the Company’s employees in an effort to ensure that the Company’s customers receive superior customer service. None of the Company’s employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. The Company believes that the Company’s relations with the Company’s employees are good.
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
The Dodd-Frank Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act, known as the Dodd-Frank Act, was signed into law on July 21, 2010. The Dodd-Frank Act has had a broad impact on the regulation and operation of financial institutions. The Dodd-Frank Act codified the “source of strength” doctrine, authorized the Consumer Financial Protection Bureau and implemented new mortgage lending rules, established a risk retention rule, imposed limitations on trading activities, made permanent the deposit insurance limit of $250,000 and increased the minimum Deposit Insurance Fund reserve ratio, enhanced the restrictions on transactions with affiliates, and expanded corporate governance requirements and executive compensation limitations for U.S. public companies. Many of the requirements have recently been implemented, or are in the process of being implemented. Given the uncertainty associated with the manner in which the Dodd-Frank Act will be implemented and interpreted, the full impact of these changes will not be known for several years. The changes resulting from the Dodd-Frank Act, to the extent known, are incorporated in the discussion of supervision and regulation of the Company and Independent Bank below. The Company’s management continues to review the provisions, implementation, and legislative status of the Dodd-Frank Act and assess its potential impact on the Company’s operations.
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
The Company became subject to the new capital rules on January 1, 2015. A number of changes in what constitutes regulatory capital compared to the rules in effect prior to January 1, 2015 are subject to transition periods. These changes include the phasing-out of certain instruments as qualifying capital. Mortgage servicing rights and deferred tax assets over designated percentages of CET1 are deducted from capital. In addition, Tier 1 capital includes accumulated other comprehensive income, which includes all unrealized gains and losses on available for sale debt and equity securities. However, because of our asset size, we were eligible for the one-time option of permanently opting out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in our capital calculations. We elected this option.

For purposes of determining risk-based capital, assets and certain off-balance sheet items are risk-weighted from 0% to 1,250%, depending on the risk characteristics of the asset or item. The new regulations make certain changes in the risk-weighting of assets to better reflect credit risk and other risk exposure compared to the earlier capital rules. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days past due or otherwise in nonaccrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; and a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital.

In addition to the minimum CET1, Tier 1 and total risk-based capital ratios, the Company and the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The new capital conservation buffer requirement began on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, which will increase each year until the buffer requirement is fully implemented on January 1, 2019.

Under the FRB’s prompt corrective action standards, in order to be considered well-capitalized, the Bank must have a ratio of CET1 capital to risk-weighted assets of 6.5%, a ratio of Tier 1 capital to risk-weighted assets of 8%, a ratio of total capital to risk-weighted assets of 10%, and a leverage ratio of 5%; and must not be subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. In order to be considered adequately capitalized, an institution must have the minimum capital ratios described above. As of December 31, 2016, the Bank was “well-capitalized.” An institution that is not well capitalized is subject to certain restrictions on brokered deposits and interest rates on deposits.

Dodd-Frank Stress Testing. The Dodd-Frank Act and regulations issued by the Federal Reserve require that financial institutions with consolidated assets of greater than $10 billion evaluate and support their capital position under baseline, adverse, and severely adverse scenarios on an annual basis. These scenarios are created by banking regulatory agencies and include a wide array of macro-economic conditions. The goal of stress testing is to provide bank regulatory agencies with forward looking information to assist in the supervision and planning process regarding a bank’s risk profile and capital adequacy.

Dodd-Frank Stress Testing requires a significant amount of data gathering and analysis and development of financial forecasting models. The Company has initiated a planning process to prepare for the Dodd-Frank Stress Testing requirements in anticipation of crossing the $10 billion threshold.

Interchange Fees. The Durbin Amendment to the Dodd-Frank Act limits the amount of interchange fees that banks with assets of $10 billion or more may charge to process electronic debit transactions. The Company is monitoring developments with respect to the Durbin Amendment and is otherwise analyzing its potential impact on operations in anticipation of crossing the $10 billion threshold.

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
The Company’s success depends significantly on the continued service and skills of the Company’s existing executive management team. The implementation of the Company’s business and growth strategies also depends significantly on the Company’s ability to retain officers and employees with experience and business relationships within their respective market areas. The Company’s ability to attract and retain key employees is dependent upon its compensation and benefits programs, continued growth and profitability, and reputation for rewarding and promoting qualified employees. The cost of employee compensation constitutes a significant portion of the Company’s non-interest expense and can materially impact results of operations. The Company could have difficulty replacing departed officers and employees with persons who are experienced in the specialized aspects of the Company’s business or who have ties to the communities within the Company’s market areas. The unexpected loss of any of the Company’s key personnel could therefore have an adverse impact on the Company’s business and growth. The Company’s continued success is dependent upon the ability of its executive management and the development of an appropriate succession plan for key officers.
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
The Company conducts its operations almost exclusively in Texas. This geographic concentration imposes risks from lack of geographic diversification. The economic conditions in Texas affect the Company’s business, financial condition, results of operations, and future prospects, where adverse economic developments, among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of the Company’s loans and loan servicing portfolio. Moreover, if the population or income growth in the Company’s market areas is slower than projected, income levels, deposits and housing starts could be adversely affected and could result in a reduction of the Company’s expansion, growth and profitability. While the Texas economy is more diversified than in the past, the energy sector has had, and is expected to continue to have, a significant impact on the overall Texas economy. Any regional or local economic downturn that affects Texas or existing or prospective borrowers or property values in such areas may affect the Company and the Company’s profitability more significantly and more adversely than the Company’s competitors whose operations are less geographically concentrated.

If the Company does not effectively manage the Company’s asset quality and credit risk, the Company would experience loan losses, which could have a material adverse effect on the Company’s financial condition and results of operation.
Making any loan involves risk, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt, and risks resulting from changes in economic and market conditions. The Company’s credit risk approval and monitoring procedures may fail to identify or reduce these credit risks, and they cannot completely eliminate all credit risks related to the Company’s loan portfolio. The Company faces a variety of risk related to its types of loans. Adverse developments affecting commercial real estate values in the Company’s market areas could increase the credit risk associated with commercial real estate loans, impair the value of the property pledged as collateral for these loans, and affect the Company’s ability to sell the collateral upon foreclosure without a loss. Further, due to the larger average size of commercial real estate loans, the Company faces risk that losses incurred on a small number of commercial real estate loans could have a material adverse effect on the Company’s financial condition and results of operations. The Company’s commercial real estate loans also have the risk that repayment is subject to the ongoing business operations of the borrower. The Company’s commercial loans also have the risk that repayment is subject to the ongoing business operations of the borrower. Commercial loans are often secured by personal property, such as inventory, and intangible property, such as accounts receivable, which if the business is unsuccessful, typically have values insufficient to satisfy the loan without a loss. If the overall economic climate in the United States, generally, or the Company’s market areas in Texas, specifically, experiences material disruption, the Company’s borrowers may experience difficulties in repaying their loans, the collateral the Company holds may decrease in value or become illiquid, and the level of nonperforming loans, charge-offs and delinquencies could rise and require additional provisions for loan losses, which would cause the Company’s net income and return on equity to decrease.
Negative changes in the economy affecting real estate values and liquidity, and business operating conditions generally, could impair the repayment ability of borrowers and the value of collateral securing the Company’s loans which would result in loan and other losses.
As of December 31, 2016, approximately 86% of the Company’s loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral, excluding agricultural loans secured by real estate. As a result, adverse developments affecting real estate values in the Company’s market areas could increase the credit risk associated with the Company’s real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of the Company’s markets could increase the credit risk associated with the Company’s loan portfolio, and could result in losses that would adversely affect credit quality, financial condition, and results of operation. Negative changes in the economy affecting real estate values and liquidity in the Company’s market areas could significantly impair the value of property pledged as collateral on loans and affect the Company’s ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses would have a material adverse impact on the Company’s business, results of operations and growth prospects. If real estate values decline, it is also more likely that the Company would be required to increase the Company’s allowance for loan losses, which could adversely affect the Company’s financial condition, results of operations and cash flows.
Adverse developments in the energy industry could have a negative effect on the Company’s asset quality.
As of December 31, 2016, approximately 2.7% of the Company’s loan portfolio was composed of loans made to companies engaged in oil production and oilfield services. The significant decline in oil prices during 2015 adversely effected some of these borrowers’ ability to repay these loans and impaired the value of collateral securing some of these loans. The Company experienced an increase in non-performing assets and loan loss provisions in 2015 and early 2016 primarily due to energy loans. Further, because energy is a material segment of the overall Texas economy, the decline and volatility in oil prices could have an impact on other segments of the Texas economy, including real estate. The Houston market economy in particular could be adversely affected. The Company’s asset quality and results of operations could be adversely impacted by the direct and indirect effects of current and future conditions in the Texas energy industry.
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
As of December 31, 2016, the Company’s allowance for loan losses as a percentage of total loans was 0.69% and as a percentage of total nonperforming loans was 177.06%. Additional loan losses will likely occur in the future and may occur at a rate greater than the Company has previously experienced. The Company may be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses, either due to management’s decision to do so or requirements by the Company’s banking regulators. In addition, bank regulatory agencies will periodically review the Company’s allowance for loan losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require the Company to recognize future charge-offs. These adjustments may adversely affect the Company’s business, financial condition and results of operations.
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
The Company has been pursuing a growth strategy that includes the acquisition of other financial institutions in target markets. The Company has completed nine acquisitions since 2010, most recently completing the Grand Bank acquisition on November 1, 2015. In addition, the Company announced the acquisition of Carlile Bancshares, Inc. (“Carlile”) on November 21, 2016 and, absent delays, expects to close the Carlile acquisition on April 1, 2017. The Company intends to continue its acquisition strategy. Such an acquisition strategy, involves significant risks, including the following:

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

The Company’s proposed acquisition of Carlile may not be completed.

Completion of the acquisition of Carlile is subject to a number of conditions precedent, including shareholder and regulatory approval, as well as satisfaction of certain financial requirements applicable to Carlile. If the conditions precedent are not satisfied, or waived, the transaction would not be consummated.
Integrating Northstar Bank into Independent Bank’s operations may be more difficult, costly or time-consuming than the Company expects.
Independent Bank and Northstar Bank have operated and, until the merger is completed, will continue to operate, independently. Accordingly, the process of integrating Northstar Bank’s operations into Independent Bank’s operations could result in the disruption of operations, the loss of Northstar Bank customers and employees and make it more difficult to achieve the intended benefits of the merger. Inconsistencies between the standards, controls, procedures and policies of Independent Bank and those of Northstar Bank could adversely affect Independent Bank’s ability to maintain relationships with current customers and employees of Northstar Bank if and when the merger is completed.
As with any merger of banking institutions, business disruptions may occur that may cause Independent Bank to lose customers or may cause Northstar Bank’s customers to withdraw their deposits from Northstar Bank prior to the merger’s consummation and from Independent Bank thereafter. The realization of the anticipated benefits of the merger may depend in large part on Independent’s ability to integrate Northstar Bank‘s operations into Independent Bank’s operations, and to address differences in business models and cultures. If the Company is unable to integrate the operations of Carlile and Northstar Bank into the Company’s and Independent Bank’s operations successfully and on a timely basis, some or all of the expected benefits of the merger may not be realized. Difficulties encountered with respect to such matters could result in an adverse effect on the financial condition, results of operations, capital, liquidity or cash flows of Independent Bank and the Company.
The Company is entering the Fort Worth/Tarrant County and Colorado financial markets for the first time and the Company’s failure to achieve the post-merger results it desires in those markets could materially adversely affect its operations, results of operations, liquidity or cash flows.
Upon consummation of the Company’s merger with Carlile and the merger of Northstar Bank into Independent Bank, the Company would be entering the Fort Worth/Tarrant County and Colorado financial markets for the first time. The Company has no experience with operations in those markets, and, as a result, would initially rely on the management team at Northstar Bank to provide guidance regarding operation in those new geographic markets. Should the Company be unable to retain the services of these employees after the mergers or should those employees be unable to provide the necessary support and guidance to the Company necessary for it to operate successfully in the new market, the Company may not achieve the results it desires from the merger and may be unable to realize all planned operating efficiencies as a result of the merger of Independent Bank’s and Northstar Bank’s operations. Moreover, to the extent that operating in either of those markets presents difficulties that the Company has not anticipated or does not anticipate in planning for the integration of the operations of Northstar Bank into those of Independent Bank, that integration may be more difficult, costly or time-consuming than the Company anticipates the integration to be and could require that the Company devote more management time and more resources to that integration than now expected. To the extent the Company is unable to successfully integrate the Northstar Bank operations in the Fort Worth/Tarrant County and Colorado markets into the Company’s operations, the Company may be unable to retain the current customers of Northstar Bank in those new markets, their deposits and their other banking business to the degree now expected and the anticipated benefits of the acquisition of Carlile to the Company and its shareholders would not be as substantial as anticipated. Any unsuccessful or materially inadequate integration of those operations could materially adversely affect the Company’s financial condition, results of operations, liquidity and cash flows.
The Company may fail to realize the cost savings anticipated from the merger.
Although the Company anticipates that it would realize certain cost savings as to the operations of Carlile and Northstar Bank and otherwise from the merger if and when the operations of Carlile and Northstar Bank are fully integrated in the Company’s and Independent Bank’s operations, it is possible that the Company may not realize all of the cost savings that the Company has estimated it can realize from the merger. For example, for a variety of reasons, the Company may be required to continue to operate or maintain some facilities or support functions that are currently expected to be combined or reduced as a result of the merger. The Company’s realization of the estimated cost savings also will depend on the Company’s ability to combine the operations of the Company and Independent Bank with the operations of Carlile and Northstar Bank in a manner that permits those costs savings to be realized. If the Company is not able to integrate the operations of Carlile and Northstar Bank into the Company’s and Independent Bank’s operations successfully and to reduce the combined costs of conducting the integration operations of the two banks, the anticipated cost savings may not be fully realized, if at all, or may take longer to realize than expected. The Company’s failure to realize those cost savings could materially adversely affect the Company’s financial condition, results of operations, capital, liquidity or cash flows.
The completion of the Company’s merger with Carlile would result in the immediate dilution of the Company’s existing shareholders’ ownership percentages in the Company’s common stock and their voting power, which could adversely affect the market for the Company’s common stock.
The merger of Carlile with and into the Company would result in the issuance of a substantial number of additional shares of the Company’s common stock. That issuance would result in the immediate dilution of the percentage ownership and voting power of the existing holders of the Company’s common stock. Although the Company believes that the merger will be accretive to all of the Company’s shareholders, factors associated with the consummation of the merger of Carlile with and into the Company, such as those discussed above, could adversely affect the market for the Company’s common stock.
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
The Company determines impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in the Company’s results of operations in the periods in which they become known. As of December 31, 2016, the Company’s goodwill totaled $258.3 million. While the Company has not recorded any such impairment charges since the Company initially recorded the goodwill, there can be no assurance that the Company’s future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on the Company’s financial condition and results of operations.
Changes in interest rates may reduce net interest income and otherwise negatively impact the Company’s financial condition and results of operations.
The majority of the Company’s banking assets are monetary in nature and subject to risk from changes in interest rates. Like most financial institutions, the Company’s earnings are significantly dependent on the Company’s net interest income, the principal component of the Company’s earnings, which is the difference between interest earned by the Company from the Company’s interest-earning assets, such as loans and investment securities, and interest paid by the Company on the Company’s interest-bearing liabilities, such as deposits and borrowings. The Company expects that it will periodically experience “gaps” in the interest rate sensitivities of the Company’s assets and liabilities, meaning that either its interest-

bearing liabilities will be more sensitive to changes in market interest rates than the Company’s interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to the Company’s position, this “gap” will negatively impact the Company’s earnings. The impact on earnings is more adverse when the slope of the yield curve flattens, that is, when short-term interest rates increase more than long-term interest rates or when long-term interest rates decrease more than short-term interest rates. Many factors impact interest rates, including governmental monetary policies, inflation, recession, changes in unemployment, the money supply, and international disorder and instability in domestic and foreign financial markets.
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
The current interest rate environment has had, and may continue to have, an adverse effect upon the Company’s net interest income.
Interest rates, which remain largely at historically low levels, are highly sensitive to many factors that are beyond our control such as general economic conditions and policies of the federal government, in particular the Federal Open Market Committee. In an attempt to help the overall economy, the FRB has kept interest rates low through its targeted Fed Funds rate. In December 2016, the FRB increased the Fed Funds rate by 25 basis points and indicates further increases during 2017, subject to economic conditions. As the FRB increases the Fed Funds rate, overall interest rates will likely rise, which may negatively impact the U.S. economic recovery. Further, changes in monetary policy, including changes in interest rates, could influence (i) the amount of interest the Company receives on loans and securities, (ii) the amount of interest the Company pays on deposits and borrowings, (iii) the Company's ability to originate loans and obtain deposits, (iv) the fair value of the Company's assets and liabilities, and (v) the reinvestment risk associated with a reduced duration of the Company's mortgage-backed securities portfolio as borrowers refinance to reduce borrowing costs. When interest-bearing liabilities reprice or mature more quickly than interest-earning assets, an increase in interest rates generally would tend to result in a decrease in net interest income.

Although management believes it has implemented an effective asset and liability management strategy to manage the potential effects of changes in interest rates, including the use of adjustable rate and/or short-term assets, and FHLB advances, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company's financial condition and results of the Company's operation and/or the Company's strategies may not always be successful in managing the risk associated with changes in interest rates.

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
While the Company attempts to invest a significant percentage of its assets in loans (the Company’s loan to deposit ratio was 99.9% as of December 31, 2016), the Company invests a percentage of its total assets (approximately 5.4% as of December 31, 2016) in investment securities as part of its overall liquidity strategy. As of December 31, 2016, the fair value of the Company’s securities portfolio was approximately $316.4 million.
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
Employee errors and employee and customer misconduct could subject the Company to financial losses or regulatory sanctions and seriously harm the Company’s reputation. Misconduct by the Company’s employees could include hiding unauthorized activities from the Company, improper or unauthorized activities on behalf of the Company’s customers or improper use of confidential information. Customers are also subject to financial crimes, including fraud, wire fraud, and cyber-crimes, which could adversely impact their ability to pay loans or result in a fraudulent removal of funds from their deposit accounts. It is not always possible to prevent employee errors and misconduct, or fraudulent schemes impacting customers, and the precautions the Company takes to prevent and detect this activity may not be effective in all cases. Employee errors could also subject the Company to financial claims for negligence.
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

Natural disasters, severe weather events, worldwide hostilities, including terrorist attacks, and other external events may adversely affect the general economy, the financial services industry, the industries of customers, and the Company.
Natural disasters, severe weather events, including those prominent in Texas and those prominent in the geographic areas of vendors and business partners, together with worldwide hostilities, including terrorist attacks, and other external events could have a significant impact on the Company’s ability to conduct business. These events could also affect the stability of the Company’s deposit base, borrowers’ ability to repay loans, impair collateral, result in a loss of revenue or an increase in expenses. Although the Company has established disaster recovery and business continuity procedures and plans, the occurrence of any such event may adversely affect the Company’s business, which in turn could have a material adverse effect on the Company’s financial condition and results of operations.
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
Messrs. David Brooks, Viola, Cifu, and Daniel Brooks are partners in Himalayan Ventures, LP, a real estate investment partnership. A dispute between these individuals in connection with this business venture outside of the Company could impact their relationship at the Company and, because of their prominence within the Company, the Company itself.
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

In addition, although the Company’s common stock is listed for trading on the NASDAQ Global Select Market, the trading volume of the Company’s common stock is less than that of other, larger financial institutions. Given the lower trading volume, significant sales of Company common stock, or the expectation of such sales, could cause the stock price to fall.

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
The Company’s largest shareholder and board of directors have historically controlled, and in the future may continue to be able to control, the Company.
Collectively, as of February 28, 2017, Messrs. Vincent Viola and David Brooks owned 28.6% of the Company’s outstanding common stock on a fully diluted basis. Vincent Viola, the largest shareholder of the Company, currently owns 23.9% of the Company’s outstanding common stock, and David Brooks, the Company’s Chairman of the Board and Chief Executive Officer, currently owns 4.7% of the Company’s common stock, each calculated on a fully diluted basis. Further, as of the date hereof, the Company’s other directors and executive officers currently own collectively approximately 5.5% of the Company’s outstanding common stock. As a result, these individuals exert controlling influence in the Company’s management and policies. Further, given the large ownership position of these individuals, it will be difficult for any other shareholder to elect members to the Company’s board of directors or otherwise influence the Company’s management or direction.
In addition, two of the Company’s directors have close professional and personal ties to Vincent Viola, the Company’s largest shareholder. Doug Cifu is the Chief Executive Officer of Virtu Financial, LLC, Mr. Viola’s primary operating entity; and Michael Viola is the son of Vincent Viola. Further, David Brooks, the Company’s Chairman and Chief Executive Officer, has over a 25 year history of ownership and operation of Independent Bank with Vincent Viola; and he has joint investments with Mr. Viola outside of the Company. Given these close relationships, even though he does not serve on the Company’s board, Mr. Viola has and will continue to have a large influence over the direction and operation of the Company.

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
In the event of any winding up and termination of the Company, the Company common stock would rank below all claims of the holders of the Company’s debt and any preferred stock then outstanding. The Company has a senior, revolving credit facility under which the Company may borrow up to $50 million. As of December 31, 2016, the Company currently had not drawn upon this credit facility. Further, as of December 31, 2016, the Company had outstanding

•	$110.0 million of aggregate principal amount of subordinated indebtedness; and

•	$18.1 million of subordinated debentures issued in connection with trust preferred securities

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
With the Company approaching $10 billion in consolidated assets following the Carlile acquisition, management is beginning to prepare for satisfying the stress testing requirements contained in the Dodd-Frank Act (“DFAST”). DFAST stress testing is designed to evaluate the Company’s capital and liquidity planning. The Company expects to incur significant expense in analyzing its current capital planning systems, implementing new data gathering systems and expanding its regulatory compliance and financial staff to satisfy the DFAST stress testing requirements. These costs and expenses will adversely impact the Company’s earnings. Further, uncertainties regarding how the financial models created pursuant to this requirement will respond to the regulatory scenarios issued annually, and how the regulators will evaluate the Company’s report of the results obtained through the stress testing process, subject the Company to risk when and if the Company becomes subject to DFAST and as the standards for DFAST evolve. Any change to the Company’s DFAST stress testing practices or any additional capital required by regulators in connection with the DFAST requirements may have a material adverse effect on the Company’s financial condition and results of operations.

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
The Company also owns or leases other facilities in which its banking centers are located. The expiration dates of the leases range from 2018 to 2026 and a portion of the leases include renewal periods that may be available at the Company’s option. The following table sets forth specific information regarding the banking centers located in each of the Company’s geographical market areas at December 31, 2016:

County	Total Number of Banking Centers	Number of Leased Banking Centers
Brazoria	1	—
Collin	10	1
Dallas	5	2
Denton	2	—
Fort Bend	1	1
Grayson	6	—
Harris	8	4
McLennan	2	2
Montgomery	1	1
Travis	3	—
Williamson	2	—

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Market Prices
Since January 2, 2014, the Company common stock has traded on the Nasdaq Global Select Market under the symbol “IBTX”. Quotations of the sales volume and the closing sales prices of the common stock of the Company are listed daily in the Nasdaq Global Select Market’s listings. As of March 6, 2017, there were 369 holders of record for the Company's common stock.
The following table sets forth, for the periods indicated, the high and low intraday sales prices for the Company common stock as reported by the Nasdaq Global Select Market:

	High	Low
Quarter ending March 31, 2017 (through March 6, 2017)	$66.85	$59.60

Quarter ended March 31, 2016	$34.95	$25.74
Quarter ended June 30, 2016	43.00	25.50
Quarter ended September 30, 2016	45.00	34.00
Quarter ended December 31, 2016	65.65	43.00

Quarter ended March 31, 2015	$39.45	$29.73
Quarter ended June 30, 2015	45.93	38.04
Quarter ended September 30, 2015	46.66	37.85
Quarter ended December 31, 2015	43.16	31.11

Dividends
Payment of Dividends on Common Stock. The following table summarizes the cash dividends paid on the Company's common stock for the interim period through March 6, 2017 and for the quarterly periods in the years ended December 31, 2016 and 2015.

Cash Dividends Declared per Share
For the Quarter Ending March 31, 2017 (through March 6, 2017)	$0.10

Quarter ended December 31, 2016	0.10
Quarter ended September 30, 2016	0.08
Quarter ended June 30, 2016	0.08
Quarter ended March 31, 2016	0.08

Quarter ended December 31, 2015	0.08
Quarter ended September 30, 2015	0.08
Quarter ended June 30, 2015	0.08
Quarter ended March 31, 2015	0.08
The Company currently expects to continue to pay (when, as and if declared by the Company’s board of directors out of funds legally available for that purpose and subject to regulatory restrictions) regular quarterly cash dividends on its common stock; however, there can be no assurance that the Company will continue to pay dividends in the future. Future dividends on the Company common stock will depend upon its earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company's ability to service any equity or debt obligations senior to the common stock (including the Company’s senior debt and preferred stock discussed below) and other factors deemed relevant by the board of directors of the Company.

As a holding company, the Company is ultimately dependent upon its subsidiaries, particularly Independent Bank, to provide funding for its operating expenses, debt service and dividends. Various banking laws applicable to Independent Bank limit the payment of dividends and other distributions by Independent Bank to the Company, and may therefore limit the Company’s ability to pay dividends on its common stock. Regulatory authorities could impose administratively stricter limitations on the ability of Independent Bank to pay dividends to the Company if such limits were deemed appropriate to preserve certain capital adequacy requirements.
Under the credit agreement between the Company and U.S. Bank National Association, or U.S. Bank, the Company cannot make any dividend payments without the prior written consent of U.S. Bank; provided, however, that, so long as no default under the credit agreement has occurred and is continuing, or will occur as a result of any such dividend, the Company may pay dividends to its shareholders as permitted by applicable governmental laws and regulations, including dividends with respect to the Company’s common stock.
Under the terms of the Company’s junior subordinated debentures held by the Company’s unconsolidated subsidiary trusts, if required payments on such junior subordinated debentures are not made or suspended, the Company would be prohibited from paying dividends on its common stock.
Recent Sales of Unregistered Securities
On November 21, 2016, the Company entered into securities purchase agreements, or Stock Purchase Agreements, with a limited number of institutional investors who were all accredited investors pursuant to which the Company agreed to sell in a private placement an aggregate of 400,000 shares of the Company’s common stock, or the Private Placement Shares, at a purchase price of $52.50 per Private Placement Share. The gross proceeds of the sale of such Private Placement Shares was approximately $21 million, and the placement discount/commission to Stephens, Inc., as placement agent, was $1,050,000. The transaction closed on November 29, 2016. The Company used the proceeds of the offering to support the Carlile acquisition and for general corporate purposes.
The Stock Purchase Agreements contained representations and warranties, covenants and indemnification provisions that are customary for private placements of shares of common stock by companies with shares of common stock listed for trading on a national securities exchange.
The Private Placement Shares were not registered under the Securities Act of 1933, as amended, or the Securities Act, in reliance on the exemption from registration in Section 4(a)(2) of the Securities Act and Regulation D of the Commission promulgated under the Securities Act, and, as a result, the Private Placement Shares may not be offered or sold in the United States absent a registration statement or exemption from registration. As agreed in the Stock Purchase Agreements, the Company filed with the Commission a registration statement (File No. 333-215137) with respect to the resale of the Private Placement Shares purchased by the investors under the Stock Purchase Agreements and that registration statement was declared effective by the Commission on December 21, 2016.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of December 31, 2016, regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	N/A	310,394
Equity compensation plans not approved by security holders	—	N/A	—

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Performance Graph
The following Performance Graph compares the cumulative total shareholder return on the Company’s common stock for the period beginning at the close of trading on April 3, 2013 (the end of the first day of trading of the Company’s common stock on the Nasdaq Global Market and the Nasdaq Global Select Market) to December 31, 2016, with the cumulative total return of the S&P 500 Total Return Index and the Nasdaq Bank Index for the same period. Dividend reinvestment has been assumed. The Performance Graph assumes $100 invested on April 3, 2013, in the Company’s common stock, the S&P 500 Total Return Index and Nasdaq Bank Index. The historical stock price performance for the Company’s common stock shown on the graph below is not necessarily indicative of future stock performance.
Comparison of Cumulative Total Return*
Among Independent Bank Group, Inc., the S&P 500 Index and the Nasdaq Bank Index

*	$100 invested on April 3, 2013, in stock or index, including investment of dividends.

	April 3, 2013	June 30, 2013	December 31, 2013	June 30, 2014	December 31, 2014	June 30, 2015	December 31, 2015	June 30, 2016	December 31, 2016
Independent Bank Group, Inc.	$100.00	$103.54	$169.65	$190.64	$134.10	$147.91	$110.76	$149.26	$217.82
S&P 500 Index	100.00	103.91	120.86	129.48	137.40	139.09	139.30	144.65	155.96
Nasdaq Bank Index	100.00	109.28	128.58	128.76	132.23	142.45	140.99	135.10	190.37

(Copyright © 2017 S&P Capital IQ. All rights reserved.)

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data of the Company for, and as of, the end of each of the years in the five-year period ended December 31, 2016, is derived from and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.
You should read the following financial information relating to the Company in conjunction with other information contained in this Annual Report on Form 10-K, including the information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7, beginning on page 39 and the consolidated financial statements of the Company and related accompanying notes included elsewhere in this Annual Report on Form 10-K. The Company’s historical results for any prior period are not necessarily indicative of results to be expected in any future period. As described elsewhere in this Annual Report on Form 10-K, the Company has consummated several acquisitions in recent fiscal periods. The results and other financial information of those acquired operations are not included in the information below for the periods prior to their respective acquisition dates and, therefore, the results for these prior periods are not comparable in all respects and may not be predictive of the Company’s future results.

	As of and for the Year Ended December 31,
(dollars in thousands except per share)	2016	2015	2014	2013	2012
Selected Income Statement Data
Interest income	$210,049	$174,027	$140,132	$87,214	$71,890
Interest expense	26,243	19,929	15,987	12,281	13,337
Net interest income	183,806	154,098	124,145	74,933	58,553
Provision for loan losses	9,440	9,231	5,359	3,822	3,184
Net interest income after provision for loan losses	174,366	144,867	118,786	71,111	55,369
Noninterest income	19,555	16,128	13,624	11,021	9,168
Noninterest expense	113,790	103,198	88,512	57,671	47,160
Income tax expense	26,591	19,011	14,920	4,661	—
Net income	53,540	38,786	28,978	19,800	17,377
Preferred stock dividends	8	240	169	—	—
Net income available to common shareholders	53,532	38,546	28,809	19,800	17,377
Pro forma net income (1) (unaudited)	n/a	n/a	n/a	16,174	12,147
Per Share Data (Common Stock)(2)
Earnings:
Basic	$2.89	$2.23	$1.86	$1.78	$2.23
Diluted (3)	2.88	2.21	1.85	1.77	2.23
Pro forma earnings:(1) (unaudited)
Basic	n/a	n/a	n/a	1.45	1.56
Diluted (3)	n/a	n/a	n/a	1.44	1.56
Dividends (4)	0.34	0.32	0.24	0.77	1.12
Book value (5)	35.63	32.79	30.35	18.96	15.06
Selected Period End Balance Sheet Data
Total assets	$5,852,801	$5,055,000	$4,132,639	$2,163,984	$1,740,060
Cash and cash equivalents	505,027	293,279	324,047	93,054	102,290
Securities available for sale	316,435	273,463	206,062	194,038	113,355
Total loans (gross)	4,582,566	4,001,704	3,205,537	1,726,543	1,378,676
Allowance for loan losses	31,591	27,043	18,552	13,960	11,478
Goodwill and core deposit intangible	272,496	275,000	241,912	37,852	31,993
Other real estate owned	1,972	2,168	4,763	3,322	6,819
Adriatica real estate owned	—	—	—	—	9,727
Noninterest-bearing deposits	1,117,927	1,071,656	818,022	302,756	259,664
Interest-bearing deposits	3,459,182	2,956,623	2,431,576	1,407,563	1,131,076
Borrowings (other than junior subordinated debentures)	568,045	371,283	306,147	195,214	201,118
Junior subordinated debentures (6)	18,147	18,147	18,147	18,147	18,147
Series A Preferred Stock	—	23,938	23,938	—	—
Total stockholders’ equity	672,365	603,371	540,851	233,772	124,510
Selected Performance Metrics

Return on average assets (7)	0.98%	0.88%	0.87%	1.04%	1.17%
Return on average equity (7)	8.42	6.83	6.65	9.90	16.54
Return on average common equity (7)	8.42	7.13	6.89	9.90	16.54
Pro forma return on average assets (1) (7) (unaudited)	n/a	n/a	n/a	0.85	0.82
Pro forma return on average equity (1) (7) (unaudited)	n/a	n/a	n/a	8.09	11.56
Net interest margin (8)	3.81	4.05	4.19	4.30	4.40
Efficiency ratio (9)	55.95	60.62	64.25	67.10	69.64
Dividend payout ratio (10)	11.76	14.35	12.90	14.20	11.89
Credit Quality Ratios
Nonperforming assets to total assets	0.34%	0.36%	0.36%	0.58%	1.59%
Nonperforming loans to total loans (11)	0.39	0.37	0.32	0.53	0.81
Allowance for loan losses to nonperforming loans (11)	177.06	181.99	183.43	152.39	104.02
Allowance for loan losses to total loans	0.69	0.68	0.58	0.81	0.84
Net charge-offs to average loans outstanding (unaudited)	0.12	0.02	0.03	0.09	0.06
Capital Ratios
Common equity tier 1 capital to risk-weighted assets (12)	8.20%	7.94%	n/a	n/a	n/a
Tier 1 capital to average assets	7.82	8.28	8.15%	10.71%	6.45%
Tier 1 capital to risk-weighted assets (12)	8.55	8.92	9.83	12.64	8.22
Total capital to risk-weighted assets (12)	11.38	11.14	12.59	13.83	10.51
Total stockholders’ equity to total assets	11.49	11.94	13.09	10.80	7.16
Total common equity to total assets (13)	11.49	11.94	12.51	10.80	7.16

(1)
Prior to April 1, 2013, the Company elected to be taxed for federal income tax purposes as an S corporation under the provisions of Sections 1361 through 1379 of the Internal Revenue Code of 1986, as amended, and, as a result, the Company did not pay U.S. federal income taxes and has not been required to make any provision or recognize any liability for federal income tax in its consolidated financial statements for any period ended on or before March 31, 2013. As of April 1, 2013, the Company terminated its S corporation election and commenced being subject to federal income taxation as a C corporation. The Company has calculated its pro forma net income, pro forma earnings per share on a basic and diluted basis, pro forma return on average assets and pro forma return on average equity for each period presented by calculating a pro forma provision for federal income taxes using an assumed annual effective federal income tax rate of 33.9% and 30.1% for the years ended December 31, 2013 and 2012, respectively, and adjusting its historical net income for each period presented to give effect to the pro forma provision for federal income taxes for such period.

(2)
The per share amounts and the weighted average shares outstanding for each of the periods shown have been adjusted to give effect to the 3.2-for-one split of the shares of the Company’s common stock that was effective as of February 22, 2013.

(3)
The Company calculates its diluted earnings per share for each period shown as its net income divided by the weighted-average number of its common shares outstanding during the relevant period adjusted for the dilutive effect of its outstanding warrants to purchase shares of common stock. The increase in 2013 largely relates to the Company’s initial public offering, the increase in 2014 largely relates to shares issued in three acquisitions completed in 2014, the increase in 2015 relates to shares issued in the acquisition completed in November 2015, and the increase in 2016 relates to the weighted effect of the shares issued in November 2015 along with shares issued in a private offering during 2016. See Note 1 to the Company’s consolidated financial statements appearing elsewhere in this Annual Report on Form 10 K for more information regarding the dilutive effect of its outstanding warrants and regarding certain nonvested shares of common stock, the effect of which is anti-dilutive. Earnings per share on a basic and diluted basis and pro forma earnings per share on a basic and diluted basis were calculated using the following outstanding share amounts:

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
Weighted average shares outstanding-basic	18,501,663	17,321,513	15,208,544	10,921,777	7,626,205
Weighted average shares outstanding-diluted	18,588,509	17,406,108	15,306,998	10,990,245	7,649,366

(4)
Dividends declared for the years ended December 31, 2013 and 2012 include quarterly cash distributions paid to the Company’s shareholders as to the three months ended March 31, 2013 and the year ended December 31, 2012 to provide them with funds to pay their federal income tax liabilities incurred as a result of the pass-through of the Company’s net taxable income for such periods to its shareholders as holders of shares in an S corporation for federal income tax purposes. The aggregate amounts of such cash distributions relating to the payment of tax liabilities were $0.52 per share and$0.85 per share for the years ended December 31, 2013 and 2012, respectively.

(5)
Book value per share equals the Company’s total common stockholders’ equity (excludes preferred stock) as of the date presented divided by the number of shares of its common stock outstanding as of the date presented. The number of shares of its common stock outstanding as of December 31, 2016, 2015, 2014, 2013 and 2012 was 18,870,312 shares, 18,399,194 shares, 17,032,669 shares, 12,330,158 shares, and 8,269,707 shares, respectively.

(6)
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

(7)
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

(8)	Net interest margin for a period represents net interest income for that period divided by average interest-earning assets for that period.

(9)
Efficiency ratio for a period represents noninterest expenses for that period divided by the sum of net interest income and noninterest income for that period, excluding bargain purchase gains recognized in connection with certain of the Company’s acquisitions and realized gains or losses from sales of investment securities for that period.

(10)
The Company calculates its dividend payout ratio for each period presented as the dividends paid per share for such period (excluding cash distributions made to shareholders in connection with tax liabilities as described in note (4) above) divided by its basic earnings per share for such period.

(11)	Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest, and accruing loans modified under troubled debt restructurings.

(12)
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

(13)	The Company calculates common equity as of the end of the period as total stockholders' equity less the preferred stock at period end.

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
The Company intends for this discussion and analysis to provide the reader with information that will assist in understanding the Company’s financial statements, the changes in certain key items in those financial statements from period to period and the primary factors that accounted for those changes. This discussion relates to the Company and its consolidated subsidiaries and should be read in conjunction with the Company’s consolidated financial statements as of December 31, 2016 and 2015 and for the fiscal years ended December 31, 2016, 2015 and 2014, and the accompanying notes, appearing elsewhere in this Annual Report on Form 10-K. The Company’s fiscal year ends on December 31.

Certain Events Affect Year-over-Year Comparability
Acquisitions
There were no acquisitions completed in 2016. During 2015 and 2014, the Company completed a total of four acquisitions. These acquisitions increased total assets, gross loans and deposits on their respective acquisition date as detailed below.

(dollars in millions)	Acquisition Date	Total Assets	Gross Loans	Deposits
Live Oak Financial Corp.	January 1, 2014	$131.0	$71.3	$105.0
BOH Holdings, Inc.	April 15, 2014	1,188.9	785.2	820.8
Houston Community Bancshares, Inc.	October 1, 2014	350.7	194.9	303.1
Grand Bank	November 1, 2015	620.2	274.4	523.7
The Company issued an aggregate 5,768,868 shares of common stock in connection with these acquisitions. The comparability of the Company’s consolidated results of operations for the years ended December 31, 2016, 2015 and 2014 are affected by these acquisitions.
At December 31, 2016, the Company had pending the acquisition of Carlile Bancshares, Inc., which is expected to close in the second quarter of 2017. For more information on this acquisition, see the Pending Acquisition of Carlile Bancshares, Inc. section as discussed in Part I, Item 1. Business.

Discussion and Analysis of Results of Operations
The following discussion and analysis of the Company’s results of operations compares its results of operations for the year ended December 31, 2016, with its results of operations for the year ended December 31, 2015, and its results of operations for the year ended December 31, 2014.
Results of Operations
The Company’s net income available to common shareholders increased by $15.0 million, or 38.9%, to $53.5 million ($2.88 per common share on a diluted basis) for the year ended December 31, 2016, from $38.5 million ($2.21 per common share on a diluted basis) for the year ended December 31, 2015. The increase resulted from a $29.7 million increase in net interest income and a $3.4 million increase in noninterest income, partially offset by a $6.3 million increase in the interest expense, a $10.6 million increase in noninterest expense and a $7.6 million increase in income tax expense. The Company’s net income for the year ended December 31, 2016, and, therefore, the Company’s return on average assets and the Company’s return on average equity, were adversely affected by $1.5 million of acquisition-related expenses and $2.5 million of senior leadership restructuring expenses. The Company posted returns on average common equity of 8.42% and 7.13%, returns on average assets of 0.98% and 0.88%, and efficiency ratios of 55.95% and 60.62% for the fiscal years ended December 31, 2016 and 2015, respectively. The efficiency ratio is calculated by dividing total noninterest expense (which does not include the provision for loan losses) by net interest income plus noninterest income. The Company’s dividend payout ratio was 11.76% and 14.35% and the equity to assets ratio was 11.49% and 11.94% for the years ended December 31, 2016 and 2015, respectively.
The Company’s net income available to common shareholders increased by $9.7 million, or 33.8%, to $38.5 million ($2.21 per common share on a diluted basis) for the year ended December 31, 2015, from $28.8 million ($1.85 per common share on a diluted basis) for the year ended December 31, 2014. The increase resulted from a $30.0 million increase in net interest income and a $2.5 million increase in noninterest income, partially offset by a $3.9 million increase in the provision for loan losses, a $14.7 million increase in noninterest expense and a $4.1 million increase in income tax expense. The Company’s net income for the year ended December 31, 2015, and, therefore, the Company’s return on average assets and the Company’s return on average equity, were adversely affected by $1.4 million of acquisition-related expenses. The Company posted returns on average common equity of 7.13% and 6.89%, returns on average assets of 0.88% and 0.87%, and efficiency ratios of 60.62% and 64.25% for the fiscal years ended December 31, 2015, and 2014, respectively. The efficiency ratio is calculated by dividing total noninterest expense (which does not include the provision for loan losses) by net interest income plus noninterest income. The Company’s dividend payout ratio was 14.35% and 12.90% and the equity to assets ratio was 11.94% and 13.09% for the years ended December 31, 2015 and 2014, respectively.

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
The Company earned net interest income of $183.8 million for the year ended December 31, 2016, an increase of $29.7 million, or 19.3%, from $154.1 million for the year ended December 31, 2015. The increase in net interest income was primarily due to growth of the Company’s average interest-earning assets during the year. The Company’s net interest margin for 2016 decreased to 3.81% from 4.05% in 2015, and the Company’s interest rate spread for 2016 decreased to 3.66% from the 3.89% interest rate spread for 2015. The average balance of interest-earning assets for 2016 increased by $1.0 billion, or 26.6%, to $4.8 billion from an average balance of $3.8 billion for 2015. The increases in interest-earning assets during the year was primarily due to strong organic loan growth of 14.6% for the year but also due in part to assets acquired during the fourth quarter 2015. The Company’s net interest margin for the year ended December 31, 2016 was adversely affected by a 21 basis point decline in the weighted-average yield on interest-earning assets to 4.36% for the year ended December 31, 2016, from 4.57% for the year ended December 31, 2015. This decline in yield reflects an increase in the Company's variable rate loan fundings during the second half of 2016 which resulted from changes in market interest rates and the competitive lending landscape.
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

Average Balance Sheet Amounts, Interest Earned and Yield Analysis.  The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the fiscal years ended December 31, 2016, 2015 and 2014. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances.

	For The Years Ended December 31,
	2016			2015			2014
	Average Outstanding Balance (1)	Interest	Yield/ Rate	Average Outstanding Balance (1)	Interest	Yield/ Rate	Average Outstanding Balance (1)	Interest	Yield/ Rate
(dollars in thousands)
Interest-earning assets:
Loans (1)	$4,234,368	$203,577	4.81%	$3,456,128	$169,504	4.90%	$2,628,667	$135,461	5.15%
Taxable securities	221,905	2,681	1.21	139,924	2,168	1.55	174,578	2,803	1.61%
Nontaxable securities	74,227	1,768	2.38	69,112	1,783	2.58	57,825	1,429	2.47%
Federal funds sold and other	290,316	2,023	0.70	141,374	572	0.40	99,083	439	0.44%
Total interest-earning assets	4,820,816	$210,049	4.36	3,806,538	$174,027	4.57	2,960,153	$140,132	4.73%
Noninterest-earning assets	648,726			589,014			369,449
Total assets	$5,469,542			$4,395,552			$3,329,602
Interest-bearing liabilities:
Checking accounts	$1,761,509	$7,770	0.44%	$1,297,948	$5,649	0.44%	$1,052,528	$4,797	0.46%
Savings accounts	150,223	260	0.17	143,476	263	0.18	129,707	345	0.27
Money market accounts	429,647	1,911	0.44	319,982	829	0.26	123,392	347	0.28
Certificates of deposit	830,964	6,134	0.74	842,087	5,283	0.63	674,556	4,048	0.60
Total deposits	3,172,343	16,075	0.51	2,603,493	12,024	0.46	1,980,183	9,537	0.48
FHLB advances	465,010	4,119	0.89	225,934	3,077	1.36	242,695	3,678	1.52
Repurchase agreements and other borrowings	87,943	5,428	6.17	78,074	4,289	5.49	40,179	2,230	5.55
Junior subordinated debentures	18,147	621	3.42	18,147	539	2.97	18,147	542	2.99
Total interest-bearing liabilities	3,743,443	26,243	0.70	2,925,648	19,929	0.68	2,281,204	15,987	0.70
Noninterest-bearing checking accounts	1,076,340			895,789			601,764
Noninterest-bearing liabilities	13,895			9,688			11,152
Stockholders’ equity	635,864			564,427			435,482
Total liabilities and equity	$5,469,542			$4,395,552			$3,329,602
Net interest income		$183,806			$154,098			$124,145
Interest rate spread			3.66%			3.89%			4.03%
Net interest margin (2)			3.81			4.05			4.19
Average interest earning assets to interest bearing liabilities			128.78			130.11			129.76

(1)	Average loan balances include nonaccrual loans.

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

	For the Fiscal Year Ended December 31, 2016 vs. 2015			For the Fiscal Year Ended December 31, 2015 vs. 2014
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
(dollars in thousands)	Volume	Rate		Volume	Rate
Interest-earning assets
Loans	$37,476	$(3,403)	$34,073	$40,856	$(6,813)	$34,043
Taxable securities	1,067	(554)	513	(540)	(95)	(635)
Nontaxable securities	127	(142)	(15)	289	65	354
Federal funds sold and other	861	590	1,451	174	(41)	133
Total interest-earning assets	$39,531	$(3,509)	$36,022	$40,779	$(6,884)	$33,895
Interest-bearing liabilities
Checking accounts	$2,044	$77	$2,121	$1,076	$(224)	$852
Savings accounts	12	(15)	(3)	34	(116)	(82)
Limited access money market accounts	350	732	1,082	511	(29)	482
Certificates of deposit	(71)	922	851	1,044	191	1,235
Total deposits	2,335	1,716	4,051	2,665	(178)	2,487
FHLB advances	2,400	(1,358)	1,042	(244)	(357)	(601)
Notes payable, repurchase agreements and other borrowings	576	563	1,139	2,082	(23)	2,059
Junior subordinated debentures	—	82	82	—	(3)	(3)
Total interest-bearing liabilities	5,311	1,003	6,314	4,503	(561)	3,942
Net interest income	$34,220	$(4,512)	$29,708	$36,276	$(6,323)	$29,953

Interest Income. The Company’s total interest income increased $36.0 million, or 20.7%, to $210.0 million for the year ended December 31, 2016, from $174.0 million for the year ended December 31, 2015. The Company’s total interest income increased $33.9 million, or 24.2%, to $174.0 million for the fiscal year ended December 31, 2015 from $140.1 million for the fiscal year ended December 31, 2014. The following tables set forth the major components of the Company’s interest income for the fiscal years ended December 31, 2016, 2015 and 2014 and the period-over-period variations in such categories of interest income:

(dollars in thousands)	For the Fiscal Year Ended December 31,		Variance	For the Fiscal Year Ended December 31,		Variance
	2016	2015	2016 v. 2015	2015	2014	2015 v. 2014
Interest income
Interest and fees on loans	$203,577	$169,504	$34,073	$169,504	$135,461	$34,043
Interest on taxable securities	2,681	2,168	513	2,168	2,803	(635)
Interest on nontaxable securities	1,768	1,783	(15)	1,783	1,429	354
Interest on federal funds sold and other	2,023	572	1,451	572	439	133
Total interest income	$210,049	$174,027	$36,022	$174,027	$140,132	$33,895
The 20.1% increase in the Company’s interest and fees on loans for the year ended December 31, 2016, from the year ended December 31, 2015 was primarily attributable to a $778.2 million increase in the average balance of the Company’s loans to $4.2 billion during the fiscal year ended 2016 as compared with the average balance of $3.5 billion for the fiscal year ended 2015. The increase primarily resulted from strong organic growth in the Company’s loan portfolio of 14.6% for the year but also due in part to assets acquired during the fourth quarter 2015.

The 25.1% increase in the Company’s interest and fees on loans for the year ended December 31, 2015, from the year ended December 31, 2014 was primarily attributable to a $827.5 million increase in the average balance of the Company’s loans to $3.5 billion during the fiscal year ended 2015 as compared with the average balance of $2.6 billion for the fiscal year ended 2014. The increase primarily resulted from organic growth in the Company’s loan portfolio but also in part from the Company’s acquisition of $274.4 million of loans in the Grand Bank transaction on November 1, 2015.
The interest the Company earned on taxable securities, which consists primarily of government agency and residential pass-through securities, increased 23.7% for the year ended December 31, 2016, due primarily to a 58.6% increase in the average balance of taxable securities from $139.9 million for the year ended December 31, 2015 to $221.9 million for the year ended December 31, 2016. The interest the Company earned on taxable securities decreased by 22.7% during 2015 as a result of a decrease in the average portfolio balance from $174.6 million during 2014 to $139.9 million during 2015 due to paydowns and maturities of securities, along with several sales of securities during the year.
The interest the Company earned on nontaxable securities during 2016 remained fairly consistent with 2015. The interest the Company earned on nontaxable securities during 2015 increased by 24.8% from 2014 primarily as a result of an increase in the average portfolio balance from $57.8 million for the year ended December 31, 2014 to $69.1 million for the year ended December 31, 2015.
The 253.7% increase in the Company's interest on federal funds sold and other for the year ended December 31, 2016, from the year ended December 31, 2015 was primarily attributable to a 105.4% increase in the average balance from $141.4 million for the year ended December 31, 2015 to $290.3 million for the year ended December 31, 2016, which the Company strategically placed into higher yielding interest-bearing accounts during 2016.

Interest Expense. Total interest expense on the Company’s interest-bearing liabilities increased $6.3 million, or 31.7%, to $26.2 million for the year ended December 31, 2016, from $19.9 million in the prior year. Total interest expense on the Company’s interest-bearing liabilities increased $3.9 million, or 24.7%, to $19.9 million for 2015 from $16.0 million for 2014. The following table sets forth the major components of the Company’s interest expense for the fiscal years ended December 31, 2016, 2015 and 2014 and the period-over-period variations in such categories of interest expense:

(dollars in thousands)	For the Fiscal Year Ended December 31,		Variance	For the Fiscal Year Ended December 31,		Variance
	2016	2015	2016 v. 2015	2015	2014	2015 v. 2014
Interest Expense
Interest on deposits	$16,075	$12,024	$4,051	$12,024	$9,537	$2,487
Interest of FHLB advances	4,119	3,077	1,042	3,077	3,678	(601)
Interest on repurchase agreements and other borrowings	5,428	4,289	1,139	4,289	2,230	2,059
Interest on junior subordinated debentures	621	539	82	539	542	(3)
Total interest expense	$26,243	$19,929	$6,314	$19,929	$15,987	$3,942
Interest expense on deposits for 2016 increased by $4.1 million, or 33.7%, primarily as a result of a 21.8% year-over-year increase in the average balance on the Company’s interest-bearing deposit accounts from $2.6 billion in 2015 to $3.2 billion in 2016 resulting from organic growth as well as deposits acquired in the November 2015 acquisition. The average rate on the Company’s deposits increased by 5 basis points to 0.51% on average interest-bearing deposits for the fiscal year ended 2016, from 0.46% on average interest-bearing deposits for the fiscal year ended 2015. This increase in cost of funds for this source of funding primarily resulted from higher variable interest rates on brokered money market accounts and public fund time deposits which tend to be more rate sensitive.
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

Interest expense on FHLB advances for 2016 increased by $1.0 million, or 33.9%, due primarily to a higher average balance of such advances over the period, from $225.9 million in 2015 to $465.0 million in 2016, resulting from the use of short term FHLB advances during the applicable period.
Interest expense on FHLB advances for 2015 decreased by $601 thousand, or 16.3%, due primarily to a lower average balance of such advances over the period, from $242.7 million in 2014 to $225.9 million in 2015.
Interest expense on repurchase agreements and other borrowings for the fiscal year ended 2016 increased by $1.1 million, or 26.6%, primarily as a result of a higher average balance of such borrowings. The average balance of the Company’s notes payable and other borrowings increased by $9.9 million primarily as a result of an increase in the Company’s subordinated debentures. The Company issued an additional $45 million of its subordinate debt in a public offering in June 2016 to provide additional capital to the Bank to support growth. Interest expense on the additional subordinate debt totaled $1.3 million for the year ended December 31, 2016. This increase in interest expense was partially offset by the effect of $12.1 million in repurchase agreements held as December 31, 2015 which were transferred to deposit accounts during 2016 and the repayment of $5.8 million in principal amounts of subordinated debt during the year ended December 31, 2016.
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
The Company increased its allowance for loan losses to $31.6 million at December 31, 2016, by making provisions for loan losses totaling $9.4 million during the year ended December 31, 2016. This is an increase of $209 thousand, or 2.3% in provision expense over the total provision expense of $9.2 million made by the Company in 2015. Provision expense is primarily reflective of organic loan growth during the year as well as increased reserve allocations related to the risks associated with the energy portfolio due to commodity price volatility during the majority of 2016. Offsetting the increase to the allowance balance were net charge-offs totaling $4.9 million for 2016, which is 0.12% of the Company's average loans outstanding during the period. The 2016 charge-offs were primarily on energy related credits which had been reserved during late 2015 and early 2016.
The Company increased its allowance for loan losses to $27.0 million at December 31, 2015, by making provisions for loan losses totaling $9.2 million during the year ended December 31, 2015. This is an increase of $3.9 million, or 72.3% in provision expense over the total provision expense of $5.4 million made by the Company in 2014. The increase in provision expense is primarily due to organic growth during the year as well as an increase in general reserves for the energy portfolio in recognition of continued declines and uncertainties in commodity prices. Increased specific reserves of $2.7 million on certain energy loans in the portfolio contributed to the overall increase in provision expense during the year. Offsetting the increase to the allowance balance were charge-offs totaling $740 thousand for 2015, which is 0.02% of the Company's average loans outstanding during the period. The effect of the provision for loan losses in the fiscal year ended December 31, 2014, on the Company’s allowance for loan losses was partially offset by net charge-offs for that period of $767 thousand, which net charge-offs were 0.03% of the Company’s average loans outstanding during such period.
The balance of the provision for loan losses was made based on the Company’s assessment of the credit quality of the Company’s loan portfolio and in view of the amount of the Company’s net charge-offs in that period. The Company did not make any provision for loan losses with respect to the loans acquired in the Company’s acquisition completed in 2015 because, in accordance with acquisition accounting standards, the Company recorded the loans acquired in those acquisitions at fair value and determined that the Company’s fair value adjustments appropriately reflected the probability of losses on those loans as of the acquisition date. The Company does not believe there has been any deterioration of credit of these acquired loans since these acquisitions and has not recorded a subsequent provision. The Company will begin phasing the acquired portfolio into the allowance allocation as acquired loans are being renewed in 2017.

Noninterest Income
The following table sets forth the major components of noninterest income for the fiscal years ended December 31, 2016, 2015 and 2014 and the period-over-period variations in such categories of noninterest income:

	For the Year Ended December 31,		Variance	For the Year Ended December 31,		Variance
(dollars in thousands)	2016	2015	2016 v. 2015	2015	2014	2015 v. 2014
Noninterest Income
Service charges on deposit accounts	$7,222	$6,898	$324	$6,898	$5,884	$1,014
Mortgage fee income	7,038	5,269	1,769	5,269	3,953	1,316
Gain on sale of loans	—	116	(116)	116	1,078	(962)
Loss on sale of branch	(43)	—	(43)	—	—	—
Gain on sale of other real estate	57	290	(233)	290	71	219
Gain on sale of securities available for sale	4	134	(130)	134	362	(228)
Gain (loss) on sale of premises and equipment	32	(358)	390	(358)	(22)	(336)
Increase in cash surrender value of bank owned life insurance	1,348	1,077	271	1,077	972	105
All other noninterest income	3,897	2,702	1,195	2,702	1,326	1,376
Total noninterest income	$19,555	$16,128	$3,427	$16,128	$13,624	$2,504
Noninterest income increased $3.4 million, or 21.2%, to $19.6 million for the fiscal year ended 2016 from $16.1 million for fiscal the year ended 2015. Total noninterest income increased $2.5 million, or 18.4%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. Significant changes in the components of noninterest income are discussed below.
Service Charges.  Service charges on deposit accounts increased $324 thousand, or 4.7%, for the year ended December 31, 2016, as compared to the same period in 2015. The increase in service charge income is due to an increase in deposit accounts due primarily to organic growth and acquisition activity in late 2015. Service charges on deposit accounts for the year ended December 31, 2015 increased $1.0 million, or 17.2%, compared to the year ended December 31, 2014. The increase during 2015 is due to an increase in deposits accounts primarily due to acquisition growth in 2014 and 2015.
Mortgage Fee Income.  Mortgage fee income for the year ended December 31, 2016 increased $1.8 million, or 33.6%, over the same period in 2015. This increase is due to housing market growth and home purchase activity in our Austin and north Texas markets, along with continued refinance activity due to borrowers taking advantage of increased home values and low interest rates. Mortgage fee income for the year ended December 31, 2015 increased $1.3 million, or 33.3%, compared to the comparable period in 2014. This increase is due to housing activity noted above as well as added commissioned mortgage producers.
Gain on Sale of Loans. No loan sales occurred in 2016. Gain on sale of loans for the year ended December 31, 2015 and 2014 totaled $116 thousand and $1.1 million, respectively. During 2015, the Company sold its indirect lending portfolio, which resulted in the $116 thousand gain while in 2014, the SBA loan portfolio totaling $12.0 million that the Company acquired in the BOH Holdings acquisition was sold resulting in the $1.1 million gain.
Gain (Loss) on Sale of Premises and Equipment.  Gain (loss) on sale of premises and equipment totaled $32 thousand, $(358) thousand and $(22) thousand for the years ended December 31, 2016, 2015 and 2014, respectively. The majority of the loss recognized in 2015 was due to a loss on the sale of the Company's aircraft.
Increase in Cash Surrender Value of Bank Owned Life Insurance. The cash surrender value of bank owned life insurance increased $271 thousand, or 25.2% from $1.1 million in 2015 to $1.3 million in 2016. The increase is a result of $15 million in policies purchased in June 2016. The cash surrender value of bank owned life insurance increased $105 thousand, or 10.8% from $972 thousand in 2014 to $1.1 million in 2015. The increase is due to insurance contracts acquired in the BOH transaction in April 2014 earning interest for a full year in 2015.

Other Noninterest Income. Other noninterest income increased $1.2 million, or 44.2%, for the year ended December 31, 2016 compared to the same period in 2015. The increase is primarily related to increased earning credits on correspondent accounts, increased wealth management income and increased bank card merchant income. Other noninterest income for the year ended December 31, 2015, increased $1.4 million, or 103.8%, compared to the same period in 2014. The increase is primarily due to increased earning credits on correspondent accounts and an increase in wealth management fees which were recognized for a full year compared to the prior year.
Noninterest Expense
Noninterest expense increased $10.6 million, or 10.3%, to $113.8 million for the year ended 2016 from $103.2 million for the year ended 2015. The increase from 2015 to 2016 is primarily due to increases in salaries and benefits expenses, data processing expenses, FDIC assessment and other noninterest expenses due to organic growth within the Company but also due to a full year of expenses from the acquisition in November 2015.
Noninterest expense increased $14.7 million, or 16.6%, for the year ended December 31, 2015, compared to the same period in 2014. The increase from 2014 to 2015 is primarily due to increases in salaries and benefits expenses, occupancy expenses, data processing expenses and other noninterest expenses due to organic growth within the Company but also due to a full year of expenses from prior acquisitions and also in part due to the acquisition of Grand Bank in November 2015. Offsetting the overall increase is a decrease to acquisition expenses of $2.2 million. The lower amount in 2015 is due to less acquisition activity, with only one acquisition in 2015 compared to three acquisitions in 2014.
The following table sets forth the major components of the Company’s noninterest expense for the years ended December 31, 2016, 2015 and 2014, and the period-over-period variations in such categories of noninterest expense:

	For the Year Ended December 31,		Variance	For the Year Ended December 31,		Variance
(dollars in thousands)	2016	2015	2016 v. 2015	2015	2014	2015 v. 2014
Noninterest Expense
Salaries and employee benefits	$66,762	$60,541	$6,221	$60,541	$52,337	$8,204
Occupancy	16,101	16,058	43	16,058	13,250	2,808
Data processing	4,752	3,384	1,368	3,384	2,080	1,304
FDIC assessment	3,889	2,259	1,630	2,259	1,797	462
Advertising and public relations	1,107	1,038	69	1,038	835	203
Communications	2,116	2,219	(103)	2,219	1,787	432
Other real estate owned expense, net	205	169	36	169	232	(63)
Impairment of other real estate	106	35	71	35	22	13
Core deposit intangible amortization	1,964	1,555	409	1,555	1,281	274
Professional fees	3,212	3,191	21	3,191	2,567	624
Acquisition expense, including legal	1,517	1,420	97	1,420	3,626	(2,206)
Other	12,059	11,329	730	11,329	8,698	2,631
Total noninterest expense	$113,790	$103,198	$10,592	$103,198	$88,512	$14,686

Salaries and Employee Benefits.  Salaries and employee benefits expense, which historically has been the largest component of the Company’s noninterest expense, increased $6.2 million, or 10.3%, for the year ended December 31, 2016, compared to the year ended December 31, 2015. The increase is primarily due to approximately $2.6 million in compensation costs recognized during the second quarter of 2016 relating to the Company's senior leadership restructure of which $2 million related to the former Houston Region CEO's Separation Agreement, increased bonuses related to mortgage production, and a full year of Grand Bank employees' salaries.
Salaries and employee benefits expense increased $8.2 million, or 15.7%, for the year ended December 31, 2015, compared to the same period in 2014. The increase was primarily attributable to an increase in the number of the Company’s full-time equivalent employees from 511 to 587, which resulted primarily from organic growth within the Company during the year but also in part due to employees acquired in the Grand Bank transaction.
Occupancy Expense.  Occupancy expense remained consistent for the year ended December 31, 2016 compared to the same period in 2015 and increased $2.8 million, or 21.2%, for the year ended December 31, 2015 compared to the same period in

2014. The increase in 2015 from 2014 resulted from higher maintenance contract expenses, building lease expenses and property taxes, attributable primarily to the four acquisitions completed in 2014 and 2015. Two branches were added in late 2015 and eleven branches were added in 2014 as a result of the acquisitions during those years.
Data Processing. Data processing fees increased $1.4 million, or 40.4%, for the year ended December 31, 2016, compared to the same period in 2015 and increased $1.3 million, or 62.7% for the year ended December 31, 2015 compared to the same period in 2014. The change is due to increased online banking fees and other costs related directly to an increase in accounts as well as added employees and locations over the same period prior year, related both to organic growth and growth through acquisitions.
FDIC Assessment.  FDIC assessment expense increased $1.6 million, or 72.2%, for the year ended December 31, 2016, compared to the same period in 2015 and increased $462 thousand, or 25.7% for the year ended December 31, 2015 compared to the same period in 2014 . The increase is due to a higher assessment associated with an increase in deposit accounts, both due to organic growth and growth through acquisitions.
Professional Fees. Professional fees increased $21 thousand, or 0.7%, for the year ended December 31, 2016, over the same period in 2015 and increased $624 thousand, or 24.3% for the year ended December 31, 2015 compared to the same period in 2014. The increase in 2015 and 2016 is primarily due to increased legal fees on existing litigation inherited in the BOH transaction as well as increased legal fees related to energy loan workouts during 2016.
Acquisition Expense.  Acquisition expense is primarily legal, advisory and accounting fees associated with services to facilitate the acquisition of other banks. Acquisition expenses also include data processing conversion costs. Total acquisition expenses for the year ended December 31, 2016, increased $97 thousand, or 6.8% over the same period in 2015. The total acquisition expense in 2015 decreased $2.2 million, or 30.6% over the same period in 2014. The change in the respective period is directly related to the acquisition activity in those periods. The Company incurred expenses related to the announced acquisition of Carlile Bancshares, Inc. in late 2016 and closed one acquisition in 2015 along with three acquisitions in 2014.
Other.  Other noninterest expense for the year ended December 31, 2016 increased by $730 thousand, or 6.4%, compared to the same period in 2015. Other noninterest expense increased by $2.6 million, or 30.2%, for the year ended December 31, 2015, compared to the same period in 2014. The majority of the increase for each period relates to general increases in operations due to organic growth within the Company as well as acquisition activity occurring in November 2015, October 2014, April 2014, and January 2014.

Income Tax Expense
Income tax expense was $26.6 million for the year ended December 31, 2016, which is an effective tax rate of 33.2%. Income tax expense was $19.1 million for the year ended December 31, 2015, which is an effective tax rate of 32.9%. Income tax expense was $14.9 million for the year ended December 31, 2014, which is an effective tax rate of 34.0%. The increased rate for 2014 was due to the effect of certain non-deductible acquisition expenses during the year due to increased acquisition activity.
No valuation allowance for deferred tax assets was recorded at December 31, 2016, 2015 or 2014, as management believes it is more likely than not that all of the deferred tax assets will be realized.

Quarterly Financial Information
The following table presents certain unaudited consolidated quarterly financial information regarding the Company’s results of operations for the quarters ended December 31, September 30, June 30 and March 31 in the years ended December 31, 2016 and 2015. This information should be read in conjunction with the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2016 and December 31, 2015 appearing elsewhere in this Annual Report on Form 10-K.

	Quarter Ended 2016
	December 31	September 30	June 30	March 31
(dollars in thousands, except per share data)	(unaudited)
Interest Income	$53,904	$52,740	$51,941	$51,464
Interest Expense	7,378	7,003	6,058	5,804
Net Interest Income	46,526	45,737	45,883	45,660
Provision for loan losses	2,197	2,123	2,123	2,997
Net interest income after provision for loan losses	44,329	43,614	43,760	42,663
Noninterest income	5,224	4,932	4,929	4,470
Noninterest expense	27,361	26,887	31,023	28,519
Income before income taxes	22,192	21,659	17,666	18,614
Provision for income taxes	7,417	7,155	5,857	6,162
Net income	14,775	14,504	11,809	12,452
Preferred stock dividends	—	—	—	8
Net income available to common shareholders	$14,775	$14,504	$11,809	$12,444
Comprehensive income	$10,076	$14,026	$12,721	$13,235
Basic earnings per share	$0.79	$0.78	$0.64	$0.67
Diluted earnings per share	0.79	0.78	0.64	0.67

	Quarter Ended 2015
	December 31	September 30	June 30	March 31
(dollars in thousands, except per share data)	(unaudited)
Interest income	$47,414	$43,130	$42,747	$40,736
Interest expense	5,263	5,041	4,967	4,658
Net interest income	42,151	38,089	37,780	36,078
Provision for loan losses	1,970	3,932	1,659	1,670
Net interest income after provision for loan losses	40,181	34,157	36,121	34,408
Noninterest income	4,254	3,799	4,109	3,966
Noninterest expense	28,527	25,830	24,455	24,386
Income before income taxes	15,908	12,126	15,775	13,988
Provision for income taxes	5,347	3,924	5,204	4,536
Net income	10,561	8,202	10,571	9,452
Preferred stock dividends	60	60	60	60
Net income available to common shareholders	$10,501	$8,142	$10,511	$9,392
Comprehensive income	$10,080	$9,120	$9,215	$10,350
Basic earnings per share	$0.58	$0.48	$0.61	$0.55
Diluted earnings per share	0.58	0.47	0.61	0.55

Discussion and Analysis of Financial Condition
The following discussion and analysis of the Company’s financial condition discusses and analyzes the financial condition of the Company as of December 31, 2016 and 2015 and certain changes in that financial condition from December 31, 2015, to December 31, 2016, and from December 31, 2014, to December 31, 2015.
Assets
The Company's total assets increased by $797.8 million, or 15.8%, to $5.9 billion as of December 31, 2016 from $5.1 billion at December 31, 2015 due to organic growth during the period. The Company's total assets increased by $922.4 million, or 22.3%, to $5.1 billion as of December 31, 2015 from $4.1 billion at December 31, 2014. The growth during this period was due to both organic growth and growth through the acquisition of Grand Bank in November 2015.
Loan Portfolio
The Company’s loan portfolio is the largest category of the Company’s earning assets. The following table presents the balance and associated percentage of each major category in the Company’s loan portfolio as of December 31, 2016, 2015, 2014, 2013 and 2012:

	2016		2015		2014		2013		2012
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial	$630,805	13.7%	$731,818	18.3%	$672,052	21.0%	$241,178	14.0%	$169,882	12.3%
Real estate:
Commercial	2,459,221	53.7	1,949,734	48.7	1,450,434	45.2	843,436	48.9	648,494	47.0
Commercial construction, land and land development	531,481	11.6	419,611	10.5	334,964	10.5	130,320	7.5	97,329	7.1
Residential (1)	644,340	14.1	620,289	15.5	518,478	16.2	342,037	19.8	315,349	22.9
Single family interim construction	235,475	5.1	187,984	4.7	138,278	4.3	83,144	4.8	67,920	4.9
Agricultural	53,548	1.2	50,178	1.3	38,822	1.2	40,558	2.3	40,127	2.9
Consumer	27,530	0.6	41,966	1.0	52,267	1.6	45,762	2.7	39,502	2.9
Other	166	—	124	—	242	—	108	—	73	—
	4,582,566	100.0%	4,001,704	100.0%	3,205,537	100.0%	1,726,543	100.0%	1,378,676	100.0%
Deferred loan fees	(2,117)		(1,553)		(487)		—		—
Allowance for loan losses	(31,591)		(27,043)		(18,552)		(13,960)		(11,478)
Total loans, net	$4,548,858		$3,973,108		$3,186,498		$1,712,583		$1,367,198
(1) Includes mortgage loans held for sale as of December 31, 2016, 2015, 2014, 2013 and 2012 of $9.8 million, $12.3 million, $4.5 million, $3.4 million and $9.2 million, respectively.

As of December 31, 2016, the Company's loan portfolio, net of the allowance for loan losses and deferred fees, totaled $4.5 billion, which is an increase of 14.5% over total net loans at December 31, 2015 and for which increase was due to organic loan growth during the year. As of December 31, 2015, the Company's loan portfolio, net of the allowance for loan losses and deferred fees, totaled $4.0 billion, which is an increase of 24.7% over total net loans at December 31, 2014. The increase was primarily due to organic growth, but also due in part to approximately $274.4 million acquired in the Company's acquisition of Grand Bank in November 2015.
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

The Company’s commercial loan portfolio decreased $101.0 million, or 13.8%, to $630.8 million as of December 31, 2016, from $731.8 million as of December 31, 2015 and from $672.1 million at December 31, 2014. The decrease in this portfolio type is primarily due to a decrease in the energy portfolio during 2016. The energy exploration and production (E&P) portfolio totaled $115.3 million, or approximately 2.5% of the total loans portfolio as of December 31, 2016, down 36.8% from $182.5 million, or approximately 4.6% as of December 31, 2015 and $231.7 million, or approximately 7.2% of the total portfolio at December 31, 2014.

Commercial real estate loans. The Company’s commercial real estate loans generally are used by customers to finance their purchase of office buildings, retail centers, medical facilities and mixed-use buildings. Approximately 35%, 40% and 48% of the Company’s commercial real estate loans as of December 31, 2016, 2015, and 2014, respectively, were owner-occupied. Such loans generally involve less risk than loans on investment property. The Company expects that commercial real estate loans will continue to be a significant portion of the Company’s total loan portfolio and an area of emphasis in the Company’s lending operations.
Commercial real estate loans increased $509.5 million, or 26.1%, to $2.5 billion as of December 31, 2016 from $2.0 billion as of December 31, 2015. The increase was due to organic loan growth in this loan type during the year across all of our markets. Commercial real estate loans increased $499.3 million, or 34.4%, to $2.0 billion as of December 31, 2015 from $1.5 billion as of December 31, 2014. The increase was primarily due to organic loan growth in this loan type during the year primarily related to the Austin and north Texas markets.

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
Commercial construction, land and land development loans increased $111.9 million, or 26.7% to $531.5 million at December 31, 2016 from $419.6 million at December 31, 2015, due to organic loan growth in this type of loan. The Company’s loans in this segment increased $84.6 million, or 25.3% to $419.6 million at December 31, 2015 from $335.0 million at December 31, 2014, both due to organic loan growth in this type of loan and also due in part to loans acquired in the Grand Bank transaction in November 2015.

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
The Company’s residential real estate loan portfolio grew by $24.1 million, or 3.9%, to a balance of $644.3 million as of December 31, 2016 from $620.3 million as of December 31, 2015. This portfolio grew by $101.8 million, or 19.6%, to a balance of $620.3 million as of December 31, 2015 from $518.5 million as of December 31, 2014. The increase in this category was due to both organic loan growth and loans acquired in the Grand Bank transaction.
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
The balance of single-family interim construction loans in the Company’s loan portfolio increased by $47.5 million, or 25.3%, to $235.5 million as of December 31, 2016 from the balance of $188.0 million as of December 31, 2015. The increase during the year was due to continuing new home activity as a result of continued low mortgage rates. Single family interim construction loans increased by $49.7 million, or 35.9%, to $188.0 million as of December 31, 2015 from the balance of $138.3 million as of December 31, 2014, which resulted primarily from these types of loans being acquired in the Grand Bank transaction.
Other Categories of Loans. Other categories of loans included in the Company’s loan portfolio include agricultural loans made to farmers and ranchers relating to their operations, consumer loans made to individuals for personal purposes, including automobile purchase loans and personal loans. None of these categories of loans represents more than 2% of the Company’s total loan portfolio as of December 31, 2016, 2015, or 2014 and such categories continue to decline as a % of the Company's total loan portfolio.

The following table sets forth the contractual maturities, including scheduled principal repayments, of the Company’s loan portfolio (which includes balloon notes) and the distribution between fixed and adjustable interest rate loans as of December 31, 2016:

As of December 31, 2016	Within One Year		One Year to Five Years		After Five Years		Total
(dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate
Commercial	$69,793	$197,914	$145,926	$162,361	$20,571	$34,240	$236,290	$394,515
Real estate:
Commercial real estate	76,918	64,595	925,260	423,934	195,818	772,696	1,197,996	1,261,225
Commercial construction, land and land development	69,949	69,914	178,982	118,748	18,727	75,161	267,658	263,823
Residential real estate	72,043	21,995	203,916	16,040	197,699	132,647	473,658	170,682
Single family interim construction	87,702	94,253	8,093	7,332	32,436	5,659	128,231	107,244
Agricultural	12,693	7,269	11,774	14,626	493	6,693	24,960	28,588
Consumer	6,877	5,720	13,685	351	735	162	21,297	6,233
Other	166	—	—	—	—	—	166	—
Total loans	$396,141	$461,660	$1,487,636	$743,392	$466,479	$1,027,258	$2,350,256	$2,232,310

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
The Company discontinues accruing interest on a loan when management of the Company believes, after considering the Company’s collection efforts and other factors, that the borrower’s financial condition is such that collection of interest of that loan is doubtful. Loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans, including troubled debt restructurings, that are placed on nonaccrual status or charged off is reversed against interest income. Cash collections on nonaccrual loans are generally credited to the loan receivable balance, and no interest income is recognized on those loans until the principal balance has been collected. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The Company did not make any changes in the Company’s nonaccrual policy during the fiscal years of 2016, 2015 or 2014.
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
Real estate the Company has acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned until sold. The Company’s policy is to initially record other real estate owned at fair value less estimated costs to sell at the date of foreclosure. After foreclosure, other real estate is carried at the lower of the initial carrying amount (fair value less estimated costs to sell or lease), or at the value determined by subsequent appraisals or internal valuations of the other real estate.
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

	As of December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Nonaccrual loans
Commercial	$7,718	$7,366	$1,449	$357	$218
Real estate:
Commercial real estate, construction, land and land development	5,885	591	70	253	4,857
Residential real estate	866	552	2,117	1,852	894
Single-family interim construction	884	—	—	170	560
Agricultural	—	170	—	—	—
Consumer	273	111	67	43	70
Total nonaccrual loans (1)	15,626	8,790	3,703	2,675	6,599
Loans delinquent 90 days or more and still accruing
Commercial	—	—	157	—	—
Real estate:
Residential real estate	—	—	288	—	—
Consumer	—	—	6	—	2
Total loans delinquent 90 days or more and still accruing	—	—	451	—	2
Troubled debt restructurings, not included in nonaccrual loans
Commercial	1	16	30	107	481
Real estate:
Commercial real estate, construction, land and land development	1,204	3,480	4,668	5,090	1,778
Residential real estate	1,011	2,574	1,254	1,288	2,165
Consumer	—	—	8	1	9
Total troubled debt restructurings, not included in nonaccrual loans	2,216	6,070	5,960	6,486	4,433
Total nonperforming loans	17,842	14,860	10,114	9,161	11,034
Other real estate owned and other repossessed assets (Bank only):
Commercial real estate, construction, land and land development	783	2,168	4,763	3,322	6,166
Commercial	—	1,050	—	—	—
Consumer	4	14	—	—	—
Residential real estate	1,189	—	—	—	653
Total other real estate owned and other repossessed assets	1,976	3,232	4,763	3,322	6,819
Adriatica real estate owned	—	—	—	—	9,727
Total nonperforming assets	$19,818	$18,092	$14,877	$12,483	$27,580
Ratio of nonperforming loans to total loans	0.39%	0.37%	0.32%	0.53%	0.81%
Ratio of nonperforming assets to total assets	0.34	0.36	0.36	0.58	1.59
(1) Nonaccrual loans include troubled debt restructurings of $209 thousand, $621 thousand, $1.3 million, $1.5 million and $3.1 million as of December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

The Company had $15.6 million, $8.8 million and $3.7 million in loans on nonaccrual status as of December 31, 2016, 2015, and 2014, respectively. The increase from December 31, 2015 to December 31, 2016 was due to $10.8 million in loans being placed on nonaccrual during the year offset by a $3 million partial chargeoff on an energy loan and other reductions in other real estate and repossessed assets during the period. The increase from December 31, 2014 to December 31, 2015 was primarily due to two energy loans totaling $7.1 million being placed on nonaccrual during 2015 and offset by a $1.4 million commercial loan being removed from nonaccrual status during the year due to the repossession of collateral.

Troubled debt restructurings that were also on nonaccrual status totaled $209 thousand, $621 thousand and $1.3 million at December 31, 2016, 2015 and 2014, respectively. Loans past due 90 days and still accruing totaled $451 thousand as of December 31, 2014. The largest portion of this balance was a $288 thousand commercial real estate construction loan that was pending a renewal at December 31, 2014. The loan was subsequently renewed and returned to performing status.

The Company did not recognize any interest income on nonaccrual loans during fiscal 2016, 2015 or 2014 while the loans were in nonaccrual status. The amount of interest the Company included in the Company’s net interest income for fiscal year 2016, 2015 and 2014 with respect to nonperforming loans was $207 thousand, $638 thousand and $433 thousand, respectively. Additional interest income that the Company would have recognized on these nonperforming loans had they been current in accordance with their original terms was $623 thousand, $329 thousand and $203 thousand, respectively, during fiscal year 2016, 2015 and 2014, respectively.
As of December 31, 2016, the Company had a total of 55 loans with an aggregate principal balance of $21.0 million that were not currently impaired loans, nonaccrual loans, 90 days past due loans or troubled debt restructurings, but where the Company had information about possible credit problems of the borrowers that caused the Company’s management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that could result in those loans becoming nonaccrual loans, 90 days past due loans or troubled debt restructurings in the future.
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
As of December 31, 2016, the Company had other real estate owned of $2.0 million, which is a slight decrease from the balance of $2.2 million for prior year. This was due to decreased foreclosure and disposition activity during 2016. As of December 31, 2015, the Company had other real estate owned of $2.2 million, which is a decrease of 54.5% from the balance of $4.8 million for prior year. This was due to numerous sales of other real estate properties during 2015 and with minimal foreclosures during the year. In addition, at December 31, 2015, the Company had total repossessed assets totaling $1.1 million, which is primarily comprised of one commercial aircraft that the Company repossessed during the year. The aircraft was sold during 2016.

The Company utilizes an asset risk classification system in compliance with guidelines established by the state and federal banking regulatory agencies as part of the Company’s efforts to improve asset quality. In connection with examinations of insured institutions, examiners have the authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful,” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full questionable and there is a high probability of loss based on currently existing facts, conditions and values. An asset classified as loss is not considered collectible and is of such little value that continuance as an asset is not warranted. The Company produces a problem asset report that is reviewed by Independent Bank’s board of directors monthly. That report also includes “pass/watch” loans and Special Mention. Pass/watch loans have a potential weakness that requires more frequent monitoring. Special Mention credits have weaknesses that require attention. Officers and senior management review these loans monthly to determine if a more severe rating is warranted.

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
Analysis of the Allowance for Loan Losses. The following table sets forth the allowance for loan losses by category of loan:

	As of December 31,
	2016		2015		2014		2013		2012
(dollars in thousands)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Commercial loans	$8,593	13.7%	$10,573	18.3%	$5,051	21.0%	$2,401	14.0%	$2,377	12.3%
Real estate:
Commercial real estate, construction, land and land development	18,399	65.3	13,007	59.2	10,110	55.7	7,872	56.4	4,924	54.1
Residential real estate	2,760	14.1	2,339	15.5	2,205	16.2	2,440	19.8	2,965	22.9
Single family interim construction	1,301	5.1	769	4.7	669	4.3	577	4.8	523	4.9
Agricultural	207	1.2	215	1.3	246	1.2	238	2.3	159	2.9
Consumer	242	0.6	164	1.0	146	1.6	365	2.7	278	2.9
Other	29	—	8	—	—	—	2	—	5	—
Unallocated	60	—	(32)	—	125	—	65	—	247	—
Total allowance for loan losses	$31,591	100.0%	$27,043	100.0%	$18,552	100.0%	$13,960	100.0%	$11,478	100.0%

(1) Represents the percentage of Independent’s total loans included in each loan category.

As of December 31, 2016, the allowance for loan losses amounted to $31.6 million, or 0.69%, of total loans held for investment, compared with $27.0 million, or 0.68%, as of December 31, 2015 and $18.6 million, or 0.58%, as of December 31, 2014. The increase in the allowance during 2016 was primarily due to an increase in general reserves for organic growth and for risks within our energy portfolio during the first half of the year, primarily related to lower oil prices. Higher chargeoffs during the period offset the overall increase and mostly relate to chargeoffs of energy loans. The increase in the allowance balance and allowance to total loans ratio for 2015 is due to increased provisions due to organic loan growth, increased general reserves on acquired loans renewed since acquisition date and increased general allocations due to prolonged declines in commodity prices during that time and increased specific reserves, primarily on two of the Company's energy loans.

The allowance for loan losses as a percentage of nonperforming loans decreased slightly from 181.99% at December 31, 2015, to 177.06% at December 31, 2016, due to a combination of increases in both the allowance and nonperforming loan balances. As of December 31, 2016, the Company had made a specific allowance for loan losses of $185 thousand for impaired loans totaling $17.9 million, compared with a specific allowance of $3.2 million for impaired loans totaling $15.5 million as of December 31, 2015. This decrease in specific reserves was due primarily to chargeoffs on energy loans during the year as discussed above.
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
The following table provides an analysis of the provisions for loan losses, net charge-offs and recoveries for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 and the effects of those items on the Company’s allowance for loan losses:

	As of and for the Year Ended December 31,
(dollars in thousands)	2016	2015	2014	2013	2012
Allowance for loan losses-balance at beginning of year	$27,043	$18,552	$13,960	$11,478	$9,060
Charge-offs
Commercial	(4,384)	(606)	(368)	(612)	(169)
Real estate:
Commercial real estate, construction, land and land development	(54)	(69)	(371)	(634)	(484)
Residential real estate	(401)	(9)	(32)	(130)	(178)
Consumer	(27)	(52)	(63)	(10)	(40)
Other	(104)	(124)	(80)	(54)	(46)
Total charge-offs	(4,970)	(860)	(914)	(1,440)	(917)

Recoveries
Commercial	13	28	19	20	26
Real estate:
Commercial real estate, construction, land and land development	10	42	79	28	68
Residential real estate	12	5	8	10	3
Single-family interim construction	—	—	11	—	—
Consumer	8	14	6	17	27
Other	35	31	24	25	27
Total recoveries	78	120	147	100	151
Net charge-offs	(4,892)	(740)	(767)	(1,340)	(766)
Provision for loan losses	9,440	9,231	5,359	3,822	3,184
Allowance for loan losses-balance at end of year	$31,591	$27,043	$18,552	$13,960	$11,478
Ratios
Net charge-offs to average loan outstanding	0.12%	0.02%	0.03%	0.09%	0.06%
Allowance for loan losses to nonperforming loans at end of year	177.06	181.99	183.43	152.39	104.02
Allowance for loan losses to total loans at end of year (1)	0.69	0.68	0.58	0.81	0.84
(1) Calculation excludes loans held for sale from total loans.

The Company’s ratio of allowance to loan losses to total loans as of December 31, 2016 was 0.69%, up slightly from 0.68% at December 31, 2015. The slight increase is due to provisions for organic growth during the period. Due to the stabilization of oil prices during the second half of 2016 and reductions in the energy portfolio, no additional provisions for the energy portfolio were necessary during the second half of the year. The ratio of net charge-offs to average loans outstanding during the fiscal year ended December 31, 2016 increased to 0.12% from 0.02% for the year ended December 31, 2015. The increase in chargeoffs during 2016 is primarily related to energy-related chargeoffs, which were mostly reserved at December 31, 2015.

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

Securities Available for Sale
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit, interest rate and duration risk. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions. The following table sets forth the book value, which is equal to fair market value because all investment securities the Company held were classified as available for sale as of the applicable date, and the percentage of each category of securities as of December 31, 2016, 2015 and 2014:

	As of December 31,
	2016		2015		2014
(dollars in thousands)	Book Value	% of Total	Book Value	% of Total	Book Value	% of Total
Securities available for sale
U.S. Treasury securities	$3,147	0.99%	$1,002	0.37%	$1,006	0.49%
Government agency securities	122,267	38.64	135,300	49.48	58,023	28.16
Obligations of state and municipal subdivisions	87,256	27.58	85,416	31.23	76,899	37.32
Residential pass-through securities	103,765	32.79	51,745	18.92	69,053	33.51
Corporate bonds	—	—	—	—	1,081	0.52
Total securities available for sale	$316,435	100.00%	$273,463	100.00%	$206,062	100.00%

The Company recognized gains on the sale of securities of $4 thousand, $134 thousand and $362 thousand for the years ended December 31, 2016, 2015 and 2014, respectively. Securities represented 5.4%, 5.4% and 5.0% of the Company’s total assets at December 31, 2016, 2015 and 2014, respectively.
Certain investment securities are valued at less than their historical cost. Management evaluates securities for other-than-temporary impairment (OTTI) on at least a quarterly basis and more frequently when economic of market conditions warrant such an evaluation. Management does not intend to sell any debt securities it holds and believes the Company more likely than not will not be required to sell any debt securities it holds before their anticipated recovery, at which time the Company will receive full value for the securities. Management has the ability and intent to hold the securities classified as available for sale that were in a loss position as of December 31, 2016 for a period of time sufficient for an entire recovery of the cost basis of the securities. For those securities that are impaired, the unrealized losses are largely due to interest rate changes. The fair value is expected to recover as the securities approach their maturity date. Management believes any impairment in the Company’s securities at December 31, 2016, is temporary and no impairment has been realized in the Company’s consolidated financial statements.

The following table sets forth the book value, scheduled maturities and weighted average yields for the Company’s investment portfolio as of December 31, 2016:

(dollars in thousands)	Book Value	% of Total Investment Securities	Weighted Average Yield
U.S. Treasury securities
Maturing within one year	$—	—%	—%
Maturing in one to five years	3,147	1.00	1.48
Maturing in five to ten years	—	—	—
Maturing after ten years	—	—	—
Total U.S. Treasury securities	3,147	1.00	1.48

Government agency securities
Maturing within one year	26,762	8.46	0.73
Maturing in one to five years	82,825	26.17	1.27
Maturing in five to ten years	10,357	3.27	2.07
Maturing after ten years	2,323	0.73	2.13
Total government agency securities	122,267	38.63	1.24

Obligations of state and municipal subdivisions
Maturing within one year	5,811	1.84	1.24
Maturing in one to five years	12,807	4.05	1.67
Maturing in five to ten years	19,092	6.03	2.59
Maturing after ten years	49,546	15.66	2.87
Total obligations of state and municipal subdivisions	87,256	27.58	2.53

Residential pass through securities
Maturing within one year	275	0.09	3.18
Maturing in one to five years	101,303	32.01	1.96
Maturing in five to ten years	1,395	0.44	1.55
Maturing after ten years	792	0.25	2.93
Total residential pass through securities	103,765	32.79	1.97
Total investment securities	$316,435	100.00%	1.83%

The following table summarizes the amortized cost of securities classified as available for sale and their approximate fair values as of the dates shown:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale
As of December 31, 2016
U.S. treasuries	$3,208	$—	$(61)	$3,147
Government agency securities	123,605	141	(1,479)	122,267
Obligations of state and municipal subdivisions	88,358	920	(2,022)	87,256
Residential pass through securities guaranteed by FNMA, GNMA and FHLMC	103,869	928	(1,032)	103,765
	$319,040	$1,989	$(4,594)	$316,435
As of December 31, 2015
U.S. treasuries	$999	$3	$—	$1,002
Government agency securities	135,630	237	(567)	135,300
Obligations of state and municipal subdivisions	83,442	2,222	(248)	85,416
Residential pass through securities guaranteed by FNMA, GNMA and FHLMC	50,640	1,202	(97)	51,745
	$270,711	$3,664	$(912)	$273,463
As of December 31, 2014
U.S. treasuries	$999	$7	$—	$1,006
Government agency securities	58,174	199	(350)	58,023
Obligations of state and municipal subdivisions	75,599	1,837	(537)	76,899
Corporate bonds	1,068	13	—	1,081
Residential pass through securities guaranteed by FNMA, GNMA, FHLMC and FHR	67,437	1,616	—	69,053
	$203,277	$3,672	$(887)	$206,062

The Company’s securities available for sale, carried at fair value, increased $43.0 million, or 15.7%, during 2016 and increased $67.4 million, or 32.7% during 2015. The increase in 2016 is due to excess liquidity attributed to organic asset growth in addition to maintaining the portfolio at targeted percent of total assets. The increase in 2015 was due to securities acquired in the Grand Bank transaction in November 2015.
Residential pass-through securities (mortgage backed securities) are securities that have been developed by pooling a number of real estate mortgages that are principally issued by federal agencies. These securities are deemed to have high credit ratings, and minimum regular monthly cash flows of principal and interest are guaranteed by the issuing agencies. Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Premiums and discounts on mortgage-backed securities are amortized over the expected life of the security and may be impacted by prepayments. As such, mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because home owners tend to refinance their mortgages resulting in prepayments and an acceleration of premium amortization, Securities purchased at a discount will generally obtain higher net yields in a decreasing interest rate environment as prepayments result in acceleration of discount accretion.

Cash and Cash Equivalents
Cash and cash equivalents increased by $211.7 million, or 72.2% to $505.0 million at December 31, 2016 from $293.3 million at December 31, 2015. The increase in cash and cash equivalents is primarily due to the bank maintaining additional cash in 2016 due to cash needs and volatility of several large title company accounts acquired in the Grand acquisition. Cash and cash equivalents decreased by $30.8 million, or 9.5% to $293.3 million at December 31, 2015 from $324.0 million at December 31, 2014.

Certificates of Deposit Held in Other Banks
The Company owned certificates of deposit held in other banks in the amount of $2.7 million and $61.7 million as of December 31, 2016 and 2015, respectively. All of the certificates held at December 31, 2015 were acquired in the Grand Bank transaction in November 2015. There were no certificates of deposit held in other banks as of December 31, 2014.
Goodwill and Core Deposit Intangible, Net
Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired. The Company’s total goodwill was $258.3 million at December 31, 2016, $258.6 million as of December 31, 2015 and $229.5 million as of December 31, 2014. The slight decrease in the goodwill balance from December 31, 2015 to December 31, 2016 was due to small measurement period adjustments related to the Grand Bank acquisition.
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

Liabilities

Total liabilities increased $752.7 million, or 17.0%, to $5.2 billion as of December 31, 2016, from $4.4 billion as of December 31, 2015, primarily due to organic deposit growth and increases of $172.4 million in FHLB advances and $45.0 million in other borrowings (subordinated debentures), respectively.

Total liabilities increased $835.9 million, or 23.3%, to $4.4 billion as of December 31, 2015, from $3.6 billion as of December 31, 2014, primarily due to the assumption of deposit liabilities of $523.7 million from the Grand Bank transaction. The remainder of the increase is due to organic deposit growth and an increase of $58.9 million in FHLB advances.

Deposits
Deposits represent Independent Bank’s primary source of funds. The Company continues to focus on growing core deposits through the Company’s relationship driven banking philosophy and community-focused marketing programs.
Total deposits increased $548.8 million, or 13.6%, to $4.6 billion as of December 31, 2016 from $4.0 billion as of December 31, 2015. The increase was due to organic deposit growth as well as an increase in use of brokered funds. Brokered deposits totaled $497.4 million and $476.6 million at December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, noninterest-bearing demand, interest-bearing checking, savings deposits and limited access money market accounts accounted for 81.3% and 79.0%, respectively, of the Company’s total deposits, while individual retirement accounts and certificates of deposit made up 18.7% and 21.0%, respectively, of total deposits. Noninterest-bearing demand deposits totaled $1.1 billion, or 24.4% of total deposits, as of December 31, 2016, compared with $1.1 billion, or 26.6% of total deposits, as of December 31, 2015.The total cost of deposits increased four basis points from 0.34% at December 31, 2015 to 0.38% at December 31, 2016. The average cost of interest-bearing deposits was 0.51% per annum for 2016 compared with 0.46% for 2015. The increase in cost of funds was primarily due to increased rates on public fund accounts.
Total deposits increased $778.7 million, or 24.0%, to $4.0 billion as of December 31, 2015 from $3.2 billion as of December 31, 2014. The increase was primarily due to $523.7 million in deposit accounts acquired in the Grand Bank transaction, but also in part due to organic deposit growth as well as an increase in use of brokered funds. Brokered deposits totaled $476.6 million and $355.1 million at December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, noninterest-bearing demand, interest-bearing checking, savings deposits and limited access money market accounts accounted for 79% and 75%, respectively, of the Company’s total deposits, while individual retirement accounts and certificates of deposit made up 21% and 25%, respectively, of total deposits. Noninterest-bearing demand deposits totaled $1.1 billion, or 26.6% of total deposits, as of December 31, 2015, compared with $818.0 million, or 25.2% of total deposits, as of December 31, 2014, which slightly decreases the total cost of deposits three basis points from 0.37% at December 31, 2014 to 0.34% at December 31, 2015. The average cost of interest-bearing deposits was 0.46% per annum for 2015 compared with 0.48% for 2014. The decrease in the average cost of deposits during the comparable periods was primarily the result of decreases in interest rates offered on certain deposit products due to decreases in average market interest rates and decreases in renewal interest rates on maturing certificates of deposit given the current low interest rate environment.

The following table summarizes the Company’s average deposit balances and weighted average rates for the periods presented:

	For the Year Ended December 31, 2016		For the Year Ended December 31, 2015		For the Year Ended December 31, 2014
(dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Deposit Type
Noninterest-bearing demand accounts	$1,076,340	—%	$895,789	—%	$601,764	—%
Interest-bearing checking accounts	1,761,509	0.44	1,297,948	0.44	1,052,528	0.46
Savings accounts	150,223	0.17	143,476	0.18	129,707	0.27
Limited access money market accounts	429,647	0.44	319,982	0.26	123,392	0.28
Certificates of deposit, including individual retirement accounts (IRA)	830,964	0.74	842,087	0.63	674,556	0.60
Total deposits	$4,248,683	0.38%	$3,499,282	0.34%	$2,581,947	0.37%

The following table sets forth the maturity of time deposits (including IRA deposits) of $100,000 or more as of December 31, 2016:

	Maturity within:
(dollars in thousands)	Three Months	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
Individual retirement accounts	$3,375	$2,422	$6,146	$7,000	$18,943
Certificates of deposit (excluding CDARS)	116,612	123,689	177,644	216,698	634,643
CDARS	43,336	24,071	19,653	2,048	89,108
Total	$163,323	$150,182	$203,443	$225,746	$742,694

Short-Term Borrowings
The Company’s deposits have historically provided the Company with a major source of funds to meet the daily liquidity needs of the Company’s customers and fund growth in earning assets. However, from time to time the Company may also engage in short-term borrowings. The Company had no short-term borrowings at December 31, 2016. At December 31, 2015 and 2014 , the Company had $70.0 million and $55.0 million, respectively, in short-term borrowings outstanding, all of which were short-term FHLB advances. These were recorded on the balance sheet under FHLB advances and are included in the total advances outstanding as discussed in the section below. The Company has not historically needed to engage in significant short-term borrowing through sources such as federal funds purchased, securities sold under agreements to repurchase or Federal Reserve Discount Window advances to meet the daily liquidity needs of the Company’s customers or fund growth in earning assets.

FHLB Advances
In addition to deposits, the Company utilizes FHLB advances either as a short-term funding source or a longer-term funding source and to manage the Company’s interest rate risk on the Company’s loan portfolio. FHLB advances can be particularly attractive as a longer-term funding source to balance interest rate sensitivity and reduce interest rate risk.
The Company’s FHLB borrowings totaled $460.7 million as of December 31, 2016, compared with $288.3 million as of December 31, 2015, and $229.4 million as of December 31, 2014. The increase for FHLB borrowings during 2016 is primarily to manage liquidity needs related to the Grand acquisition, primarily due to volatility from the title company accounts and increased wire volume as well as organic loan growth. The increase for each respective years 2015 and 2014 is primarily to provide additional short-term liquidity due to loan growth. As of December 31, 2016, 2015 and 2014, the Company had $830.8 million, $817.0 million and $727.3 million, respectively, in unused and available advances from the FHLB. At December 31, 2016, the Company’s FHLB advances are collateralized by assets, including a blanket pledge of certain loans with a carrying value of $2.0 billion and FHLB stock. As of December 31, 2016, 2015 and 2014, the Company had $691.7 million, $461.5 million and $354.2 million, respectively, in undisbursed advance commitments (letters of credit) with the FHLB. The FHLB letters of credit were obtained in lieu of pledging securities to secure public fund deposits that are over the FDIC insurance limit. There were no disbursements against the advance commitments as of December 31, 2016, 2015 or 2014.

The following table provides a summary of the Company’s FHLB advances at the dates indicated:

	As of December 31,
	2016	2015	2014
Fixed-rate, fixed term, at rates from 0.46% to 5.57%, with a weighted-average of 0.98% (maturing October 2017 through January 2026)	$460,746	—	—
Fixed-rate, fixed term, at rates from 0.31% to 6.26%, with a weighted-average of 1.21% (maturing January 2016 through January 2026)	—	$288,325	—
Fixed-rate, fixed term, at rates from 0.18% to 6.26%, with a weighted-average of 1.48% (maturing January 2015 through January 2026)	—	—	$229,405

As of December 31, 2016, the scheduled maturities of the Company’s FHLB advances were as follows (dollars in thousands):

Maturing Within	Principal Amount to Mature
As of December 31, 2016
First Year	$30,000
Second Year	340,000
Third Year	65,037
Fourth Year	—
Fifth Year	25,000
Thereafter	709
$460,746

Other Long-Term Indebtedness
As of December 31, 2016, 2015 and 2014, the Company had $107.3 million, $70.8 million and $72.7 million, respectively, of long-term indebtedness (other than FHLB advances and junior subordinated debentures) outstanding, which included subordinated debentures. The increase from December 31, 2015 to December 31, 2016 was due to the issuance of $45.0 million in the Company's subordinated notes, net of discount and offering costs offset by the repayments totaling $5.8 million of other subordinated debentures. The slight decrease in borrowings from December 31, 2014 to December 31, 2015 was due to principal paydowns of $1.9 million during the year.
As of December 31, 2016, the Company’s long-term indebtedness will mature on August 1, 2024.

Junior Subordinated Debentures
As of December 31, 2016, 2015 and 2014, the Company had outstanding an aggregate of $18.1 million principal amount of five series of junior subordinated securities issued to five unconsolidated subsidiary trusts. Each series of debentures was purchased by one of the trusts with the net proceeds of the issuance by such trust of floating rate trust preferred securities.

These junior subordinated debentures are unsecured and will mature between March 2033 and June 2037. Each of the series of debentures bears interest at a per annum rate equal to three-month LIBOR plus a spread that ranges from 2.56% to 4.17%, with a weighted average spread of 3.59%. As of December 31, 2016, the interest rate on the various series of debentures was 4.14%, 3.73%, 3.32%, 4.17% and 2.56%, respectively, while as of December 31, 2015, the interest rate on the various series of debentures was 3.58%, 3.17%, 2.78%, 3.63% and 2.11%, respectively. Interest on each series of these debentures is payable quarterly, although the Company may, from time to time defer the payment of interest on any series of these debentures. A deferral of interest payments would, however, restrict the Company’s right to declare and pay cash distributions, including dividends on the Company’s common stock, or making distributions with respect to any of the Company’s future debt instruments that rank equally or are junior to such debentures. The Company may redeem the debentures, which are intended to qualify as Tier 1 capital, at the Company’s option, subject to approval of the Federal Reserve.

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
Total stockholder’s equity was $672.4 million at December 31, 2016, compared with $603.4 million at December 31, 2015, an increase of approximately $69.0 million. The increase was due primarily to the net income earned for the year totaling $53.5 million and the issuance of common stock, net of offering costs totaling $19.9 million. In addition, there was stock awards amortization of $5.4 million offset by dividends paid of $6.3 million and a decrease in the unrealized gain (loss) on securities totaling $3.5 million.

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
In addition to the liquidity provided by the sources described above, the Company maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of December 31, 2016 and 2015, the Company had established federal funds lines of credit with nine unaffiliated banks totaling $225 million and $200 million, respectively. As of December 31, 2014, the Company had established federal funds lines of credit totaling $125.0 million with five unaffiliated banks. Based on the values of stock, securities, and loans pledged as collateral, as of December 31, 2016, 2015 and 2014, the Company had additional borrowing capacity with the FHLB of $830.8 million, $817.0 million and $727.3 million, respectively.
The Company also maintains a secured line of credit with the Federal Reserve Bank with an availability to borrow approximately $384,168 and $484,659 at December 31, 2016 and 2015, respectively. Approximately $515,194 and $661,849 of commercial loans were pledged as collateral at December 31, 2016 and 2015, respectively. There were no borrowings against this line as of December 31, 2016 or 2015.

Also in 2015, the Company began participation with an exchange that provides direct overnight borrowings with other financial institutions. The funds are provided on an unsecured basis. Borrowing availability totaled $75 million and $8 million at December 31, 2016 and 2015, respectively. There were no borrowings as of December 31, 2016 or 2015.

During 2014, the Company entered into a $35 million unsecured revolving line of credit with an unrelated bank. During 2015, the Company renewed the unsecured line of credit with two unrelated commercial banks and increased the line from $35 million to $50 million. The line bears interest at LIBOR plus 2.50% and matures July 17, 2017. As of December 31, 2016, 2015 and 2014, there was no outstanding balance on the line. The Company is required to meet certain financial covenants on a quarterly basis, which includes maintaining $5.0 million in cash at Independent Bank Group.

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
The Basel III Capital Rules became effective for the Company on January 1, 2015. Starting in January 2016, the implementation of the capital conservation buffer became effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company's ability to make capital distributions, including dividend payments and stock repurchases and to pay discretionary bonuses to executive officers.

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

As of December 31, 2016, 2015, and 2014, the Company exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	As of December 31, 2016
	Actual	Required to be considered well capitalized	Required to be considered adequately capitalized
	Ratio	Ratio	Ratio
Tier 1 capital to average assets ratio	7.82%	≥5.00%	4.00-5.00%
Common equity tier 1 to risk-weighted assets ratio	8.20	≥6.50	4.50-6.50
Tier 1 capital to risk-weighted assets ratio	8.55	≥8.00	6.00-8.00
Total capital to risk-weighted assets ratio	11.38	≥10.00	8.00-10.00

	As of December 31, 2015
	Actual	Required to be considered well capitalized	Required to be considered adequately capitalized
	Ratio	Ratio	Ratio
Tier 1 capital to average assets ratio	8.28%	≥5.00%	4.00-5.00%
Common equity tier 1 to risk-weighted assets ratio	7.94	≥6.50	4.50-6.50
Tier 1 capital to risk-weighted assets ratio	8.92	≥8.00	6.00-8.00
Total capital to risk-weighted assets ratio	11.14	≥10.00	8.00-10.00

	As of December 31, 2014
	Actual	Required to be considered well capitalized	Required to be considered adequately capitalized
	Ratio	Ratio	Ratio
Tier 1 capital to average assets ratio	8.15%	≥5.00%	4.00-5.00%
Tier 1 capital to risk-weighted assets ratio	9.83	≥6.00	4.00-6.00
Total capital to risk-weighted assets ratio	12.59	≥10.00	8.00-10.00

Share Repurchase Program

On January 23, 2015, the Company announced the approval of a Share Repurchase Program. Under this program, the Board of Directors has authorized the repurchase by the Company of up to $30 million of the Company's common stock. On January 28, 2016, the Company announced the renewal of its repurchase program, which was authorized to continue through December 31, 2016. The repurchase program was not subsequently renewed. No shares have been repurchased by the Company under this program.

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
As noted earlier, the Company issued $45.0 million in subordinated debentures during 2016. Other than these subordinated debentures and normal changes in the ordinary course of business, there have been no significant changes in the types of contractual obligations or amounts due since December 31, 2015.
The following table contains supplemental information regarding the Company’s total contractual obligations as of December 31, 2016:

(dollars in thousands)	Payments Due
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Deposits without a stated maturity	$3,720,589	$—	$—	$—	$3,720,589
Time deposits	597,601	214,778	44,141	—	856,520
FHLB advances	30,000	405,037	25,000	709	460,746
Subordinated debt	—	—	—	107,299	107,299
Junior subordinated debentures	—	—	—	18,147	18,147
Operating leases	2,049	3,849	3,496	2,412	11,806
Total contractual obligations	$4,350,239	$623,664	$72,637	$128,567	$5,175,107

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
Commitments to extend credit were $865.7 million, $838.3 million and $565.9 million, as of December 31, 2016, 2015 and 2014, respectively. Outstanding standby letters of credit were $10.6 million, $10.4 million and $8.6 million, as of December 31, 2016, 2015 and 2014, respectively. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. The Company manages the Company’s liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that the Company will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.

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
Asset/Liability Management and Interest Rate Risk
The principal objective of the Company’s asset and liability management function is to evaluate the interest rate risk within the balance sheet and pursue a controlled assumption of interest rate risk while maximizing net income and preserving adequate levels of liquidity and capital. The Investment Committee of Independent Bank’s board of directors has oversight of Independent Bank’s asset and liability management function, which is managed by the Company’s Treasurer. The Treasurer meets with the Company’s Chief Financial Officer and senior executive team regularly to review, among other things, the sensitivity of the Company’s assets and liabilities to market interest rate changes, local and national market conditions and market interest rates. That group also reviews the liquidity, capital, deposit mix, loan mix and investment positions of the Company.
The Company’s management and the board of directors are responsible for managing interest rate risk and employing risk management policies that monitor and limit the Company’s exposure to interest rate risk. Interest rate risk is measured using net interest income simulations and market value of portfolio equity analyses. These analyses use various assumptions, including the nature and timing of interest rate changes, yield curve shape, prepayments on loans, securities and deposits, deposit decay rates, pricing decisions on loans and deposits, reinvestment/ replacement of asset and liability cash flows.
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
The Company’s interest rate risk model indicated that it was in a balanced rate sensitive position in terms of interest rate sensitivity as of December 31, 2016. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income based on the interest rate risk model as of December 31, 2016:

Hypothetical Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
200	(1.52)%
100	(0.78)
(100)	2.91

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
As part of the Company’s asset/liability management strategy, the Company’s management has emphasized the origination of shorter duration loans as well as variable rate loans to limit the negative exposure to a rate increase, as well as obtaining funding with FHLB advances to manage interest rate risks on funding of loan commitments. Additionally, a significant portion of the loans in the Company’s loan portfolio typically have short-term maturities. The Company’s strategy with respect to liabilities has been to emphasize transaction accounts, particularly noninterest or low interest-bearing nonmaturing deposit accounts, which are less sensitive to changes in interest rates. In response to this strategy, nonmaturing deposit accounts have been a large portion of total deposits and totaled 81.3%, 79.0% and 74.7% of total deposits as of December 31, 2016, 2015 and 2014, respectively. The Company had brokered deposits, including CDARS totaling $497.4 million, $476.6 million and $355.1 million, at December 31, 2016, 2015 and 2014, respectively. The Company intends to focus on the Company’s strategy of increasing noninterest or low interest-bearing nonmaturing deposit accounts, but may consider the use brokered deposits as a stable source of lower cost funding.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective as of the end of the period covered by this report.
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
As of December 31, 2016, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission in 1992. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y‑9C) to meet the reporting requirements of Section 112 of the FDICIA. Based on the assessment management determined that the Company maintained effective internal control over financial reporting as of December 31, 2016.
RSM US LLP, the independent registered public accounting firm, audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K. Their report is included in Part IV, Item 15. Exhibits and Financial Statements under the heading "Report of Independent Registered Public Accounting Firm." This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the SEC for an "emerging growth company" as defined in the JOBS Act.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is incorporated herein by reference to the information under the captions “Election of Directors,” “Current Executive Officers and Directors,” “Beneficial Ownership of the Company’s Common Stock by Management and Principal Shareholders of the Company-Section 16(a) Beneficial Ownership Reporting Compliance,” “Board and Committee Matters-Audit Committee,” “Board and Committee Matters-Director Nominations” and “Board and Committee Matters-Code of Conduct: Code of Ethics for Chief Executive Officer and Senior Financial Officers” in the Company’s definitive Proxy Statement for its 2017 Annual Meeting of Shareholders (the “2017 Proxy Statement”) to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated herein by reference to the information under the captions “Executive Compensation and Other Matters” in the 2017 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Certain information required by this Item 12 is included under “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The other information required by this Item is incorporated herein by reference to the information under the caption “Beneficial Ownership of Common Stock by Management and Principal Shareholders of the Company” and "Securities Authorized for Issuance Under Equity Compensation Plans" in the 2017 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated herein by reference to the information under the captions “Board and Committee Matters-Director Independence” and “Certain Relationships and Related Person Transactions” in the 2017 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is incorporated herein by reference to the information under the caption “Board and Committee Matters-Fees paid to Independent Registered Public Accounting Firm” and “Board and Committee Matters-Audit Committee Pre-Approval Policy” in the 2017 Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements. Reference is made to the Consolidated Financial Statements, the report thereon and the notes thereto commencing at page 78 of this Annual Report on Form 10-K. Set forth below is a list of such Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Income for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015, 2014
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements
2. Financial Statement Schedules. All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.
3. The exhibits to this Annual Report on Form 10-K listed below have been included only with the copy of this report filed with the SEC. The Company will furnish a copy of any exhibit to shareholders upon written request to the Company and payment of a reasonable fee not to exceed the Company’s reasonable expense.
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

10.10.5	First Amendment to Credit Agreement, dated July 18, 2016, among Independent Bank Group, Inc., U.S. Bank National Association and Frost Bank*
10.11
Employment Agreement, dated March 25, 2016, between Independent Bank and James C. White and joined in by the Registrant, which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2016

10.12
Separation Agreement, dated April 21, 2016, between Independent Bank and James D. Stein and joined in by the Registrant, which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2016

10.13(a)
Form of Change in Control Agreement, dated July 26, 2016, between Independent Bank Group, Inc. and certain Executive Officers, which is incorporated herein by reference to Exhibit 10.1(a) to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2016

10.13(b)
Schedule of Executive Officers who have Executed a Change in Control Agreement, which is incorporated herein by reference to Exhibit 10.1(b) to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2016

10.14
Employment Agreement, dated July 26, 2016, between Independent Bank Group, Inc. and Torry Berntsen, which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2016

10.15
Agreement and Plan of Reorganization, dated as of November 21, 2016, by and among the Registrant and Carlile Bancshares, Inc. (incorporated herein by reference to Appendix A to the joint proxy statement/prospectus, which forms a part of the Registrant’s Registration Statement on Form S-4 (Registration No. 333-215644)).

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Independent Bank Group, Inc.

We have audited the accompanying consolidated balance sheets of Independent Bank Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Independent Bank Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Dallas, Texas
March 8, 2017

Independent Bank Group, Inc. and Subsidiaries

Consolidated Balance Sheets
December 31, 2016 and 2015
(Dollars in thousands, except share information)

	December 31,
Assets	2016	2015

Cash and due from banks	$158,686	$129,096
Interest-bearing deposits in other banks	336,341	164,183
Federal funds sold	10,000	—
Cash and cash equivalents	505,027	293,279
Certificates of deposit held in other banks	2,707	61,746
Securities available for sale, at fair value	316,435	273,463
Loans held for sale	9,795	12,299
Loans, net	4,539,063	3,960,809
Premises and equipment, net	89,898	93,015
Other real estate owned	1,972	2,168
Federal Home Loan Bank (FHLB) of Dallas stock and other restricted stock	26,536	14,256
Bank-owned life insurance (BOLI)	57,209	40,861
Deferred tax asset	9,631	5,892
Goodwill	258,319	258,643
Core deposit intangible, net	14,177	16,357
Other assets	22,032	22,212
Total assets	$5,852,801	$5,055,000

Liabilities, Temporary Equity and Stockholders’ Equity
Deposits:
Noninterest-bearing	$1,117,927	$1,071,656
Interest-bearing	3,459,182	2,956,623
Total deposits	4,577,109	4,028,279

FHLB advances	460,746	288,325
Repurchase agreements	—	12,160
Other borrowings	107,249	68,295
Other borrowings, related parties	50	2,503
Junior subordinated debentures	18,147	18,147
Other liabilities	17,135	9,982
Total liabilities	5,180,436	4,427,691
Commitments and contingencies

Temporary equity: Series A preferred stock (0 and 23,938.35 shares issued and outstanding, respectively)	—	23,938
Stockholders’ equity:
Common stock (18,870,312 and 18,399,194 shares outstanding, respectively)	189	184
Additional paid-in capital	555,325	530,107
Retained earnings	117,951	70,698
Accumulated other comprehensive income (loss)	(1,100)	2,382
Total stockholders’ equity	672,365	603,371
Total liabilities, temporary equity and stockholders’ equity	$5,852,801	$5,055,000
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Income
Years Ended December 31, 2016, 2015 and 2014
(Dollars in thousands, except per share information)

	Years ended December 31,
	2016	2015	2014
Interest income:
Interest and fees on loans	$203,577	$169,504	$135,461
Interest on taxable securities	2,681	2,168	2,803
Interest on nontaxable securities	1,768	1,783	1,429
Interest on federal funds sold and other	2,023	572	439
Total interest income	210,049	174,027	140,132
Interest expense:
Interest on deposits	16,075	12,024	9,537
Interest on FHLB advances	4,119	3,077	3,678
Interest on repurchase agreements and other borrowings	5,428	4,289	2,230
Interest on junior subordinated debentures	621	539	542
Total interest expense	26,243	19,929	15,987
Net interest income	183,806	154,098	124,145
Provision for loan losses	9,440	9,231	5,359
Net interest income after provision for loan losses	174,366	144,867	118,786
Noninterest income:
Service charges on deposit accounts	7,222	6,898	5,884
Mortgage fee income	7,038	5,269	3,953
Gain on sale of loans	—	116	1,078
Loss on sale of branch	(43)	—	—
Gain on sale of other real estate	57	290	71
Gain on sale of securities available for sale	4	134	362
Gain (loss) on sale of premises and equipment	32	(358)	(22)
Increase in cash surrender value of BOLI	1,348	1,077	972
Other	3,897	2,702	1,326
Total noninterest income	19,555	16,128	13,624
Noninterest expense:
Salaries and employee benefits	66,762	60,541	52,337
Occupancy	16,101	16,058	13,250
Data processing	4,752	3,384	2,080
FDIC assessment	3,889	2,259	1,797
Advertising and public relations	1,107	1,038	835
Communications	2,116	2,219	1,787
Net other real estate owned expenses (including taxes)	205	169	232
Other real estate impairment	106	35	22
Core deposit intangible amortization	1,964	1,555	1,281
Professional fees	3,212	3,191	2,567
Acquisition expense, including legal	1,517	1,420	3,626
Other	12,059	11,329	8,698
Total noninterest expense	113,790	103,198	88,512

Income before taxes	80,131	57,797	43,898
Income tax expense	26,591	19,011	14,920
Net income	$53,540	$38,786	$28,978
Basic earnings per share	$2.89	$2.23	$1.86
Diluted earnings per share	$2.88	$2.21	$1.85
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income
Years Ended December 31, 2016, 2015 and 2014
(Dollars in thousands)

	Years ended December 31,
	2016	2015	2014
Net income	$53,540	$38,786	$28,978
Other comprehensive income (loss) before tax:
Change in net unrealized gains (losses) on available for sale securities during the year	(5,353)	101	5,798
Reclassification adjustment for gain on sale of securities available for sale included in net income	(4)	(134)	(362)
Other comprehensive income (loss) before tax	(5,357)	(33)	5,436
Income tax expense (benefit)	(1,875)	(12)	1,903
Other comprehensive income (loss), net of tax	(3,482)	(21)	3,533
Comprehensive income	$50,058	$38,765	$32,511

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2016, 2015 and 2014
(Dollars in thousands, except for par value, share and per share information)

	Series A Preferred Stock $.01 Par Value 10 million shares authorized	Common Stock $.01 Par Value 100 million shares authorized		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance, December 31, 2013	$—	12,330,158	$123	$222,116	$12,663	$(1,130)	$233,772
Net income	—	—	—	—	28,978	—	28,978
Other comprehensive income, net of tax	—	—	—	—	—	3,533	3,533
Series A preferred stock issued	23,938	—	—	—	—	—	23,938
Stock issued for acquisition of banks, net of offering costs of $566	—	4,489,336	45	250,172	—	—	250,217
Restricted stock forfeited	—	(394)	—	—	—	—	—
Restricted stock granted	—	213,569	2	(2)	—	—	—
Excess tax benefit on restricted stock vested	—	—	—	1,409	—	—	1,409
Stock based compensation expense	—	—	—	2,914	—	—	2,914
Preferred stock dividends	—	—	—	—	(169)	—	(169)
Dividends ($0.24 per share)	—	—	—	—	(3,741)	—	(3,741)
Balance, December 31, 2014	$23,938	17,032,669	$170	$476,609	$37,731	$2,403	$540,851
Net income	—	—	—	—	38,786	—	38,786
Other comprehensive loss, net of tax	—	—	—	—	—	(21)	(21)
Stock issued for acquisition of bank, net of offering costs of $568	—	1,279,532	13	49,257	—	—	49,270
Restricted stock forfeited	—	(19,131)	—	—	—	—	—
Restricted stock granted	—	106,124	1	(1)	—	—	—
Income tax deficiency on restricted stock vested	—	—	—	(72)	—	—	(72)
Reclassification to temporary equity	(23,938)	—	—	—	—	—	(23,938)
Stock based compensation expense	—	—	—	4,314	—	—	4,314
Preferred stock dividends	—	—	—	—	(240)	—	(240)
Dividends ($0.32 per share)	—	—	—	—	(5,579)	—	(5,579)
Balance, December 31, 2015	$—	18,399,194	$184	$530,107	$70,698	$2,382	$603,371
Net income	—	—	—	—	53,540	—	53,540
Other comprehensive loss, net of tax	—	—	—	—	—	(3,482)	(3,482)
Common stock issued, net of offering costs	—	400,000	4	19,925	—	—	19,929
Restricted stock forfeited	—	(25,102)	—	—	—	—	—
Restricted stock granted	—	96,220	1	(1)	—	—	—
Income tax deficiency on restricted stock vested	—	—	—	(137)	—	—	(137)
Stock based compensation expense	—	—	—	5,431	—	—	5,431
Preferred stock dividends	—	—	—	—	(8)	—	(8)
Dividends ($0.34 per share)	—	—	—	—	(6,279)	—	(6,279)
Balance, December 31, 2016	$—	18,870,312	$189	$555,325	$117,951	$(1,100)	$672,365

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 2016, 2015 and 2014
(Dollars in thousands)

	Years ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$53,540	$38,786	$28,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	6,763	6,270	5,285
Accretion related to acquired loans	(4,482)	(2,774)	(5,084)
Amortization of core deposit intangibles	1,964	1,555	1,281
Amortization of premium on securities, net	2,230	1,558	2,002
Amortization of discount and origination costs on other borrowings	241	194	77
Stock grants amortized	5,431	4,314	2,914
FHLB stock dividends	(261)	(43)	(47)
Net (gain) loss on sale of premises and equipment	(32)	358	22
Gain on sale of loans	—	(116)	(1,078)
Loss on sale of branch	43	—	—
Gain on sale of securities available for sale	(4)	(134)	(362)
Gain on sale of other real estate owned	(57)	(290)	(71)
Impairment of other real estate	106	35	22
Deferred tax (benefit) expense	(1,849)	(3,935)	71
Provision for loan losses	9,440	9,231	5,359
Increase in cash surrender value of life insurance	(1,348)	(1,077)	(972)
Mortgage loans originated for sale	(276,679)	(215,404)	(148,910)
Proceeds from sale of mortgage loans	279,183	208,129	147,840
Net change in other assets	(978)	5,893	(4,846)
Net change in other liabilities	7,026	(9,032)	3,107
Net cash provided by operating activities	80,277	43,518	35,588
Cash flows from investing activities:
Proceeds from maturities and paydowns of securities available for sale	1,569,462	535,141	1,483,062
Proceeds from sale of securities available for sale	5,399	14,915	19,260
Purchases of securities available for sale	(1,625,416)	(546,294)	(1,430,794)
Purchases of certificates of deposits held in other banks	(2,707)	—	—
Proceeds from maturities of certificates of deposits held in other banks	61,746	22,781	—
Purchase of bank owned life insurance contracts	(15,000)	—	—
Net (purchases) redemptions of FHLB stock	(12,019)	(1,552)	4,033
Proceeds from sale of loans	—	4,765	12,147
Net loans originated	(584,316)	(517,846)	(434,282)
Additions to premises and equipment	(6,139)	(13,781)	(4,854)
Proceeds from sale of premises and equipment	332	4,254	18
Proceeds from sale of other real estate owned	1,860	2,460	3,415
Capitalized additions to other real estate	—	(10)	(28)
Cash received from acquired banks	—	152,913	286,596
Cash paid in connection with acquisitions	—	(24,103)	(60,812)
Cash paid in connection with branch sale	(107)	—	—
Net cash transferred in branch sale	(2,399)	—	—
Net cash used in investing activities	(609,304)	(366,357)	(122,239)
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	521,100	245,831	230,070
Net increase in time deposits	11,670	6,128	79,850
Repayments of FHLB advances	(402,579)	(293,916)	(517,079)
Proceeds from FHLB advances	575,000	350,000	464,000
Net change in repurchase agreements	8,528	(7,653)	279
Repayments of notes payable and other borrowings	(5,798)	(1,932)	—
Proceeds from other borrowings, net of issuance costs	43,150	—	65,000
Offering costs paid in connection with acquired banks	—	(568)	(566)
Net proceeds from sale of common stock	19,929	—	—
Redemption of preferred stock	(23,938)	—	—
Dividends paid	(6,287)	(5,819)	(3,910)
Net cash provided by financing activities	740,775	292,071	317,644
Net change in cash and cash equivalents	211,748	(30,768)	230,993
Cash and cash equivalents at beginning of year	293,279	324,047	93,054
Cash and cash equivalents at end of year	$505,027	$293,279	$324,047
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Note 1. Summary of Significant Accounting Policies
Nature of Operations: Independent Bank Group, Inc. (IBG) through its subsidiary, Independent Bank, a Texas state banking corporation (Bank) (collectively known as the Company), provides a full range of banking services to individual and corporate customers in north, central and southeast Texas through its various branch locations in those areas. The Company is engaged in traditional community banking activities, which include commercial and retail lending, deposit gathering, investment and liquidity management activities. The Company’s primary deposit products are demand deposits, money market accounts and certificates of deposit, and its primary lending products are commercial business and real estate, real estate mortgage and consumer loans.
Basis of Presentation: The accompanying consolidated financial statements include the accounts of IBG, its wholly-owned subsidiaries, the Bank and IBG Adriatica Holdings, Inc. (Adriatica) and the Bank’s wholly-owned subsidiaries, IBG Real Estate Holdings, Inc., IBG Aircraft Acquisition, Inc., IBG Aircraft Company III, Preston Grand, Inc. and McKinney Avenue Holdings, Inc. and its wholly owned subsidiary, McKinney Avenue SPE 1, Inc. McKinney Avenue Holdings, Inc. and its subsidiary were formed in 2016 for the purpose of possible future asset holdings but are currently not active entities. Adriatica became inactive in 2014 and IBG Aircraft Acquisition, Inc. was dissolved during 2015. All material intercompany transactions and balances have been eliminated in consolidation. In addition, the Company wholly-owns IB Trust I (Trust I), IB Trust II (Trust II), IB Trust III (Trust III), IB Centex Trust I (Centex Trust I) and Community Group Statutory Trust I (CGI Trust I). The Trusts were formed to issue trust preferred securities and do not meet the criteria for consolidation (see Note 13).

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

Loans held for sale: The Company originates residential mortgage loans that may subsequently be sold to unaffiliated third parties. The loans are not securitized and if sold, are sold without recourse. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Gains and losses on sales of loans are recognized in noninterest income at settlement dates and are determined by the difference between the sales proceeds and the carrying value of the loans.

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

Allowance for loan losses: The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses. The allowance is increased by provisions charged to expense. Loans are charged against the allowance for loan losses when management believes that collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The provision for loan losses is the amount, which, in the judgment of management, is necessary to establish the allowance for loan losses at a level that is adequate to absorb known and inherent risks in the loan portfolio. See Note 6 for further information on the Company's policies and methodology used to estimate the allowance for loan losses.

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

Estimated losses on off-balance-sheet financial instruments are recorded by charges to the provision for losses and credits to other liabilities in the Company's consolidated balance sheet. There were no estimated losses on off-balance sheet financial instruments as of December 31, 2016 or 2015.

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

	Years ended December 31,
	2016	2015	2014
Basic earnings per share:
Net income	$53,540	$38,786	$28,978
Less: Preferred stock dividends	8	240	169
Net income after preferred stock dividends	53,532	38,546	28,809
Less:
Undistributed earnings allocated to participating securities	774	661	406
Dividends paid on participating securities	103	111	60
Net income available to common shareholders	$52,655	$37,774	$28,343
Weighted-average basic shares outstanding	18,198,578	16,974,484	15,208,544
Basic earnings per share	$2.89	$2.23	$1.86
Diluted earnings per share:
Net income available to common shareholders	$52,655	$37,774	$28,343
Total weighted-average basic shares outstanding	18,198,578	16,974,484	15,208,544
Add dilutive stock warrants	86,646	84,595	98,454
Total weighted-average diluted shares outstanding	18,285,224	17,059,079	15,306,998
Diluted earnings per share	$2.88	$2.21	$1.85
Anti-dilutive participating securities	92,196	58,726	96,840

Note 2.     Recent Accounting Pronouncements

ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 was effective for the Company on January 1, 2016 and the Company changed the presentation of debt issuance costs from an asset to a direct reduction of the related debt liability on the accompanying consolidated balance sheet. ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, further addresses the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. This update was also effective on January 1, 2016 and did not have an impact on the Company's consolidated financial statements.

ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. This update was effective for the Company on January 1, 2016 and did not have a significant impact on the Company's consolidated operating results or financial condition.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606), ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The amendments in these updates amends existing guidance related to revenue from contracts with customers. The amendments supersede and replace nearly all existing revenue recognition guidance, including industry-specific guidance, establish a new control-based revenue recognition model, change the basis for deciding when revenue is recognized over a time or point in time, provide new and more detailed guidance on specific topics and expand and improve disclosures about revenue. In addition, these amendments specify the accounting for some costs to obtain or fulfill a contract with a customer. These updates will be effective for the Company on January 1, 2018. The majority of the Company's income consists of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of the amendments. The Company continues to evaluate the impact of the amendments on the components of noninterest income that have recurring revenue streams; however, the Company does not expect any recognition changes to have a significant impact to the Company's consolidated financial statements.

ASU 2016-01, Financial Instruments─Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01, among other things, i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. This update will be effective for the Company on January 1, 2018 and is not expected to have a significant impact to the Company's consolidated financial statements.

ASU 2016-02, Leases (Topic 842). The amendments in ASU 2016-02, among other things, amended existing guidance that requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: i) A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and ii) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The amendments will be effective for the Company on January 1, 2019. The Company is currently evaluating the impact of the amendments on its consolidated financial statements.

ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in ASU 20106-09 amend existing guidance to simplify several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments will be effective for the Company on January 1, 2017 and are not expected to have a significant impact to the Company's consolidated financial statements.

ASU 2016-13, Financial Instruments —Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this update replace the incurred loss model with the expected loss model. Among other things, these amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. This update will be effective for the Company on January 1, 2020. The Company is currently evaluating the impact of the amendments on its consolidated financial statements.

Note 3.    Restrictions on Cash and Due From Banks

At December 31, 2016 and 2015, the Company had a reserve requirement of $0 and $22,513, respectively, with the Federal Reserve Bank.

Note 4. Statement of Cash Flows
The Company has chosen to report on a net basis its cash receipts and cash payments for time deposits accepted and repayments of those deposits, and loans made to customers and principal collections on those loans. The Company uses the indirect method to present cash flows from operating activities. Other supplemental cash flow information is presented below:

	Years ended December 31,
	2016	2015	2014
Cash transactions:
Interest expense paid	$25,015	$20,056	$14,016
Income taxes paid	$26,485	$24,450	$7,730
Noncash transactions:
Transfers of loans to other real estate owned	$1,713	$221	$1,203
Loans to facilitate the sale of other real estate owned	$—	$248	$48
Transfers of loans to other assets	$124	$1,064	$—
Security purchased, not yet settled	$—	$—	$327
Excess tax benefit (tax deficiency) on restricted stock vested	$(137)	$(72)	$1,409
Transfer of bank premises to other real estate	$—	$—	$2,400
Transfer of repurchase accounts to deposits	$20,688	$3,072	$—
Supplemental schedule of noncash investing activities from branch sale is as follows:

	Years ended December 31,
	2016	2015	2014
Noncash assets transferred:
Loans	$2	$—	$—
Premises and equipment	2,193	—	—
Total assets	$2,195	$—	$—
Noncash liabilities transferred:
Deposits	$4,628	$—	$—
Other liabilities	30	—	—
Total liabilities	$4,658	$—	$—
Cash and cash equivalents transferred in branch sale	$208	$—	$—
Deposit premium received	$64	$—	$—
Cash paid to buyer, net of deposit premium	$2,191	$—	$—

Supplemental schedule of noncash investing activities from acquisitions is as follows:

	Years Ended December 31,
	2016	2015	2014
Noncash assets acquired
Certificates of deposit held in other banks	$—	$84,527	$—
Securities available for sale	—	72,619	79,429
Restricted stock	—	340	6,813
Loans	—	273,632	1,051,390
Premises and equipment	—	1,214	19,038
Other real estate owned	—	—	1,224
Goodwill	—	28,825	194,179
Core deposit intangibles	—	5,457	10,606
Bank owned life insurance	—	—	17,540
Other assets	—	649	3,650
Total assets	$—	$467,263	$1,383,869
Noncash liabilities assumed:
Deposits	$—	$523,650	$1,228,854
Repurchase agreements	—	18,873	3,733
FHLB advances	—	2,836	95,000
Other liabilities	—	876	7,345
Total liabilities	$—	$546,235	$1,334,932
Cash and cash equivalents acquired from acquisitions	$—	$152,913	$286,596
Cash paid to shareholders of acquired banks	$—	$24,103	$60,812
Series A preferred stock exchanged in connection with acquired banks	$—	$—	$23,938
Fair value of common stock issued to shareholders of acquired bank	$—	$49,838	$250,783

In addition, the following measurement-period adjustments were made during the years ended December 31, 2016, 2015 and 2014 relating to Company acquisition activity:

	Year Ended December 31,
	2016	2015	2014
Noncash assets acquired:
Loans	$735	$—	$(328)
Goodwill	(324)	361	574
Core deposit intangibles	(216)	—	(18)
Other assets	(175)	(180)	297
Total assets	$20	$181	$525
Noncash liabilities assumed:
Deposits	$—	$—	$505
Other liabilities	20	181	20
Total liabilities	$20	$181	$525

Note 5. Securities Available for Sale
Securities available for sale have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at December 31, 2016 and 2015, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
December 31, 2016:
U.S. treasuries	$3,208	$—	$(61)	$3,147
Government agency securities	123,605	141	(1,479)	122,267
Obligations of state and municipal subdivisions	88,358	920	(2,022)	87,256
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	103,869	928	(1,032)	103,765
	$319,040	$1,989	$(4,594)	$316,435
December 31, 2015:
U.S. treasuries	$999	$3	$—	$1,002
Government agency securities	135,630	237	(567)	135,300
Obligations of state and municipal subdivisions	83,442	2,222	(248)	85,416
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	50,640	1,202	(97)	51,745
	$270,711	$3,664	$(912)	$273,463
Securities with a carrying amount of approximately $176,457 and $195,479 at December 31, 2016 and 2015, respectively, were pledged to secure public fund deposits.
Proceeds from sale of securities available for sale and gross gains and losses for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Years ended December 31,
	2016	2015	2014
Proceeds from sale	$5,399	$14,915	$19,260
Gross gains	$4	$136	$362
Gross losses	$—	$2	$—
The amortized cost and estimated fair value of securities available for sale at December 31, 2016, by contractual maturity, are shown below. Maturities of pass-through certificates will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2016
	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$32,583	$32,574
Due from one year to five years	99,620	98,779
Due from five to ten years	30,066	29,448
Thereafter	52,902	51,869
	215,171	212,670
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	103,869	103,765
	$319,040	$316,435

The number of securities, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2016 and 2015, are summarized as follows:

	Less Than 12 Months			Greater Than 12 Months			Total
Description of Securities	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Securities Available for Sale
December 31, 2016
U.S. treasuries	1	$3,147	$(61)	—	$—	$—	$3,147	$(61)
Government agency securities	43	102,044	(1,472)	1	993	(7)	103,037	(1,479)
Obligations of state and municipal subdivisions	100	46,186	(2,011)	4	1,549	(11)	47,735	(2,022)
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	30	67,868	(1,032)	—	—	—	67,868	(1,032)
	174	$219,245	$(4,576)	5	$2,542	$(18)	$221,787	$(4,594)

December 31, 2015
Government agency securities	25	$84,798	$(531)	4	$4,964	$(36)	$89,762	$(567)
Obligations of state and municipal subdivisions	32	16,202	(88)	19	8,662	(160)	24,864	(248)
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	6	10,765	(97)	—	—	—	10,765	(97)
	63	$111,765	$(716)	23	$13,626	$(196)	$125,391	$(912)
Unrealized losses are generally due to changes in interest rates. The Company has the intent to hold these securities until maturity or a forecasted recovery and it is more likely than not that the Company will not have to sell the securities before the recovery of their cost basis. As such, the losses are deemed to be temporary.

Note 6. Loans, Net and Allowance for Loan Losses
Loans, net at December 31, 2016 and 2015, consisted of the following:

	December 31,
	2016	2015
Commercial	$630,805	$731,818
Real estate:
Commercial	2,459,221	1,949,734
Commercial construction, land and land development	531,481	419,611
Residential	634,545	607,990
Single family interim construction	235,475	187,984
Agricultural	53,548	50,178
Consumer	27,530	41,966
Other	166	124
	4,572,771	3,989,405
Deferred loan fees	(2,117)	(1,553)
Allowance for loan losses	(31,591)	(27,043)
	$4,539,063	$3,960,809

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
Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. The Company’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. These cash flows, however, may not be as expected and the value of collateral securing the loans may fluctuate. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short term loans may be made on an unsecured basis. Additionally, our commercial loan portfolio includes loans made to customers in the energy industry, which is a complex, technical and cyclical industry. Experienced bankers with specialized energy lending experience originate our energy loans. Companies in this industry produce, extract, develop, exploit and explore for oil and natural gas. Loans are primarily collateralized with proven producing oil and gas reserves based on a technical evaluation of these reserves. At December 31, 2016 and 2015, there was approximately $115.3 million and $182.5 million, respectively, of exploration and production (E&P) energy loans outstanding.
Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. Management monitors the diversification of the portfolio on a quarterly basis by type and geographic location. Management also tracks the level of owner occupied property versus non owner occupied property. At December 31, 2016, the portfolio consisted of approximately $856.8 million of owner occupied property and $1,409 million of non owner occupied property.
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
Most of the Company’s lending activity occurs within the State of Texas, primarily in the north, central and southeast Texas regions. The majority of the Company’s portfolio consists of commercial and residential real estate loans. As of December 31, 2016 and 2015, there were no concentrations of loans related to a single industry in excess of 10% of total loans.
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
The Texas economy, specifically the Company’s lending area of north, central and southeast Texas, has generally performed better than certain other parts of the country. At the end of 2015 and into the first quarter of 2016, the Company increased its reserves in the energy portfolio in response to the risk associated with volatility in oil prices. Due to the stabilization of commodity prices and reductions to the energy portfolio during the second half of the year, the Company has not made any additional allocations and believes the economic factors indicate the energy sector continues to improve and that the economy in our lending areas, including Houston, will continue to grow.
The economy and other risk factors are minimized by the Company’s underwriting standards which include the following principles: 1) financial strength of the borrower including strong earnings, high net worth, significant liquidity and acceptable debt to worth ratio, 2) managerial business competence, 3) ability to repay, 4) loan to value, 5) projected cash flow and 6) guarantor financial statements as applicable. The following is a summary of the activity in the allowance for loan losses by loan class for the years ended December 31, 2016, 2015 and 2014:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
Year ended December 31, 2016
Balance at the beginning of year	$10,573	$13,007	$2,339	$769	$215	$164	$8	$(32)	$27,043
Provision for loan losses	2,391	5,436	810	532	(8)	97	90	92	9,440
Charge-offs	(4,384)	(54)	(401)	—	—	(27)	(104)	—	(4,970)
Recoveries	13	10	12	—	—	8	35	—	78
Balance at end of year	$8,593	$18,399	$2,760	$1,301	$207	$242	$29	$60	$31,591

Year ended December 31, 2015
Balance at the beginning of year	$5,051	$10,110	$2,205	$669	$246	$146	$—	$125	$18,552
Provision for loan losses	6,100	2,924	138	100	(31)	56	101	(157)	9,231
Charge-offs	(606)	(69)	(9)	—	—	(52)	(124)	—	(860)
Recoveries	28	42	5	—	—	14	31	—	120
Balance at end of year	$10,573	$13,007	$2,339	$769	$215	$164	$8	$(32)	$27,043

Year ended December 31, 2014
Balance at the beginning of year	$2,401	$7,872	$2,440	$577	$238	$365	$2	$65	$13,960
Provision for loan losses	2,999	2,530	(211)	81	8	(162)	54	60	5,359
Charge-offs	(368)	(371)	(32)	—	—	(63)	(80)	—	(914)
Recoveries	19	79	8	11	—	6	24	—	147
Balance at end of year	$5,051	$10,110	$2,205	$669	$246	$146	$—	$125	$18,552

The following table details the amount of the allowance for loan losses and recorded investment in loans by class as of December 31, 2016 and 2015:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
December 31, 2016
Allowance for losses:
Individually evaluated for impairment	$3	$4	$—	$84	$—	$94	$—	$—	$185
Collectively evaluated for impairment	8,590	18,395	2,760	1,217	207	148	29	60	31,406
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance	$8,593	$18,399	$2,760	$1,301	$207	$242	$29	$60	$31,591

Loans:
Individually evaluated for impairment	$7,720	$7,089	$1,889	$884	$—	$279	$—	$—	$17,861
Collectively evaluated for impairment	620,665	2,953,333	630,689	234,591	53,548	27,240	166	—	4,520,232
Acquired with deteriorated credit quality	2,420	30,280	1,967	—	—	11	—	—	34,678
Ending balance	$630,805	$2,990,702	$634,545	$235,475	$53,548	$27,530	$166	$—	$4,572,771

December 31, 2015
Allowance for losses:
Individually evaluated for impairment	$3,085	$116	$—	$—	$—	$2	$—	$—	$3,203
Collectively evaluated for impairment	7,488	12,891	2,339	769	215	162	8	(32)	23,840
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance	$10,573	$13,007	$2,339	$769	$215	$164	$8	$(32)	$27,043

Loans:
Individually evaluated for impairment	$7,382	$4,671	$3,136	$—	$170	$111	$—	$—	$15,470
Collectively evaluated for impairment	720,732	2,321,209	602,206	187,984	50,008	41,835	124	—	3,924,098
Acquired with deteriorated credit quality	3,704	43,465	2,648	—	—	20	—	—	49,837
Ending balance	$731,818	$2,369,345	$607,990	$187,984	$50,178	$41,966	$124	$—	$3,989,405

Nonperforming loans by loan class at December 31, 2016 and 2015, are summarized as follows:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
December 31, 2016:
Nonaccrual loans	$7,718	$5,885	$866	$884	$—	$273	$—	$15,626
Loans past due 90 days and still accruing	—	—	—	—	—	—	—	—
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	1	1,204	1,011	—	—	—	—	2,216
	$7,719	$7,089	$1,877	$884	$—	$273	$—	$17,842
December 31, 2015:
Nonaccrual loans	$7,366	$591	$552	$—	$170	$111	$—	$8,790
Loans past due 90 days and still accruing	—	—	—	—	—	—	—	—
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	16	3,480	2,574	—	—	—	—	6,070
	$7,382	$4,071	$3,126	$—	$170	$111	$—	$14,860
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

Impaired loan information by loan class at December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014, is summarized as follows:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
December 31, 2016:
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$8	$78	$—	$168	$—	$209	$—	$463
Impaired loans with no allowance for loan losses	7,712	7,011	1,889	716	—	70	—	17,398
Total	$7,720	$7,089	$1,889	$884	$—	$279	$—	$17,861
Unpaid principal balance of impaired loans	$10,844	$7,133	$2,087	$884	$—	$291	$—	$21,239
Allowance for loan losses on impaired loans	$3	$4	$—	$84	$—	$94	$—	$185
December 31, 2015:
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$7,221	$1,930	$—	$—	$—	$5	$—	$9,156
Impaired loans with no allowance for loan losses	161	2,741	3,136	—	170	106	—	6,314
Total	$7,382	$4,671	$3,136	$—	$170	$111	$—	$15,470
Unpaid principal balance of impaired loans	$7,520	$4,936	$3,204	$—	$172	$133	$—	$15,965
Allowance for loan losses on impaired loans	$3,085	$116	$—	$—	$—	$2	$—	$3,203
For the year ended December 31, 2016:
Average recorded investment in impaired loans	$11,783	$3,324	$2,773	$177	$34	$118	$—	$18,209
Interest income recognized on impaired loans	$58	$73	$97	$—	$—	$—	$—	$228
For the year ended December 31, 2015:
Average recorded investment in impaired loans	$4,951	$5,904	$3,220	$—	$34	$93	$—	$14,202
Interest income recognized on impaired loans	$189	$286	$181	$—	$10	$24	$—	$690
For the year ended December 31, 2014:
Average recorded investment in impaired loans	$502	$7,484	$3,253	$34	$—	$69	$—	$11,342
Interest income recognized on impaired loans	$64	$400	$83	$—	$—	$3	$—	$550
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

A “troubled debt restructured” loan is identified as impaired and measured for credit impairment as of each reporting period in accordance with the guidance in  ASC 310-10-35. The recorded investment in troubled debt restructurings, including those on nonaccrual, was $2,425 and $6,691 as of December 31, 2016 and 2015.
Following is a summary of loans modified under troubled debt restructurings during the years ended December 31, 2016 and 2015:
.

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
Troubled debt restructurings during the year ended December 31, 2016
Number of contracts	1	—	—	—	—	1	—	2
Pre-restructuring outstanding recorded investment	$24	$—	$—	$—	$—	$209	$—	$233
Post-restructuring outstanding recorded investment	$24	$—	$—	$—	$—	$209	$—	$233

Troubled debt restructurings during the year ended December 31, 2015
Number of contracts	1	1	—	—	—	—	—	2
Pre-restructuring outstanding recorded investment	$90	$776	$—	$—	$—	$—	$—	$866
Post-restructuring outstanding recorded investment	$90	$776	$—	$—	$—	$—	$—	$866
At December 31, 2016 and 2015, there were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the years ended December 31, 2016 and 2015. At December, 31, 2016 and 2015, the Company had no commitments to lend additional funds to any borrowers with loans whose terms have been modified under troubled debt restructurings.
Modifications primarily relate to extending the amortization periods of the loans and interest rate concessions. The majority of these loans were identified as impaired prior to restructuring; therefore, the modifications did not materially impact the Company’s determination of the allowance for loan losses.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents information regarding the aging of past due loans by loan class as of December 31, 2016 and 2015:

	Loans 30-89 Days Past Due	Loans 90 or More Past Due	Total Past Due Loans	Current Loans	Total Loans
December 31, 2016
Commercial	$226	$7,711	$7,937	$622,868	$630,805
Commercial real estate, land and land development	151	6,752	6,903	2,983,799	2,990,702
Residential real estate	846	561	1,407	633,138	634,545
Single-family interim construction	1,062	—	1,062	234,413	235,475
Agricultural	10	—	10	53,538	53,548
Consumer	154	52	206	27,324	27,530
Other	—	—	—	166	166
	$2,449	$15,076	$17,525	$4,555,246	$4,572,771
December 31, 2015
Commercial	$2,740	$7,220	$9,960	$721,858	$731,818
Commercial real estate, land and land development	2,059	—	2,059	2,367,286	2,369,345
Residential real estate	1,456	330	1,786	606,204	607,990
Single-family interim construction	503	—	503	187,481	187,984
Agricultural	89	170	259	49,919	50,178
Consumer	290	26	316	41,650	41,966
Other	—	—	—	124	124
	$7,137	$7,746	$14,883	$3,974,522	$3,989,405
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

A summary of loans by credit quality indicator by class as of December 31, 2016 and 2015, is as follows:

	Pass	Pass/ Watch	Special Mention	Substandard	Doubtful	Total
December 31, 2016
Commercial	$555,342	$31,954	$16,734	$26,775	$—	$630,805
Commercial real estate, construction, land and land development	2,972,732	5,426	5,148	7,396	—	2,990,702
Residential real estate	629,081	1,897	370	3,197	—	634,545
Single-family interim construction	233,800	791	—	884	—	235,475
Agricultural	52,724	569	255	—	—	53,548
Consumer	27,215	12	3	300	—	27,530
Other	166	—	—	—	—	166
	$4,471,060	$40,649	$22,510	$38,552	$—	$4,572,771
December 31, 2015
Commercial	$616,149	$46,607	$44,469	$24,593	$—	$731,818
Commercial real estate, construction, land and land development	2,343,883	18,463	3,341	3,658	—	2,369,345
Residential real estate	599,937	2,150	982	4,921	—	607,990
Single-family interim construction	187,984	—	—	—	—	187,984
Agricultural	48,185	66	1,757	170	—	50,178
Consumer	41,601	57	32	276	—	41,966
Other	124	—	—	—	—	124
	$3,837,863	$67,343	$50,581	$33,618	$—	$3,989,405
The Company has acquired certain loans which experienced credit deterioration since origination (purchased credit impaired (PCI) loans). Accretion on PCI loans is based on estimated future cash flows, regardless of contractual maturity. There were no PCI loans acquired during the year ended December 31, 2016.
The following table summarizes the outstanding balance and related carrying amount of purchased credit impaired loans as of the respective acquisition date for the acquisition occurring in 2015:

Acquisition Date
November 1, 2015
Grand Bank
Outstanding balance	$3,548
Nonaccretable difference	(593)
Accretable yield	—
Carrying amount	$2,955

The changes in accretable yield during the years ended December 31, 2016 and 2015 in regard to loans transferred at acquisition for which it was probable that all contractually required payments would not be collected are presented in the table below.

	2016	2015
Balance at January 1	$2,380	$2,546
Additions	—	—
Accretion	(854)	(1,048)
Net transfers to/from nonaccretable	—	882
Balance at December 31	$1,526	$2,380

The carrying amount of acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at December 31, 2016 and 2015, were as follows:

	December 31,
	2016	2015
Outstanding balance	$39,442	$57,178
Carrying amount	34,678	49,837
At December 31, 2016 and 2015, there was no allocation established in the allowance for loan losses related to purchased credit impaired loans.

Note 7.    Premises and Equipment, Net

Premises and equipment, net at December 31, 2016 and 2015 consisted of the following:

	December 31,
	2016	2015
Land	$19,801	$20,081
Building	71,539	71,448
Furniture, fixtures and equipment	27,263	23,629
Aircraft	8,807	8,807
Leasehold and tenant improvements	1,753	1,714
Construction in progress	23	642
	129,186	126,321
Less accumulated depreciation	(39,288)	(33,306)
	$89,898	$93,015

Depreciation expense amounted to $6,763, $6,270 and $5,285 for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company leases office space in certain branches to other unaffiliated tenants. Rental income of $192, $277 and $399 was recognized during the years ended December 31, 2016, 2015 and 2014, respectively. This rental income is recorded in the statements of income as an offset to occupancy expense.

At December 31, 2016, minimum future rental payments receivable from these tenants were as follows:

First year	$143
Second year	62
Third year	13
Fourth year	—
Fifth year	—
$218

Note 8.     Other Real Estate Owned

Other real estate owned at December 31, 2016 and 2015 consisted of the following:

	December 31,
	2016	2015
Construction, land and land development	$442	$1,198
Residential	1,189	—
Commercial real estate	341	970
	$1,972	$2,168

Note 9.    Goodwill and Core Deposit Intangible, Net

At December 31, 2016 and 2015, goodwill totaled $258,319 and $258,643, respectively. In 2016, the Company made a measurement-period adjustment of $324 relating to the Grand Bank acquisition (Note 22).

The gross carrying value and accumulated amortization of core deposit intangible is as follows:

	December 31,
	2016	2015
Core deposit intangible	$22,803	$23,019
Less accumulated amortization	(8,626)	(6,662)
	$14,177	$16,357

Amortization of the core deposit intangible amounted to $1,964, $1,555 and $1,281 for the years ended December 31, 2016, 2015 and 2014, respectively.

The future amortization expense related to core deposit intangible remaining at December 31, 2016 is as follows:

First year	$1,967
Second year	1,945
Third year	1,900
Fourth year	1,870
Fifth year	1,779
Thereafter	4,716
$14,177

Note 10. Deposits

Deposits at December 31, 2016 and 2015 consisted of the following:

	December 31,
	2016		2015
	Amount	Percent	Amount	Percent
Noninterest-bearing demand accounts	$1,117,927	24.4%	$1,071,656	26.6%
Interest-bearing checking accounts	2,022,768	44.2	1,401,078	34.8
Savings accounts	153,211	3.4	141,792	3.5
Limited access money market accounts	426,683	9.3	568,492	14.1
Certificates of deposit and individual retirement accounts (IRA), less than $250,000	381,754	8.3	470,336	11.7
Certificates of deposit and individual retirement accounts (IRA), $250,000 and greater	474,766	10.4	374,925	9.3
	$4,577,109	100.0%	$4,028,279	100.0%
At December 31, 2016, the scheduled maturities of certificates of deposit, including IRAs, were as follows:

First year	$597,601
Second year	161,645
Third year	53,133
Fourth year	22,181
Fifth year	21,960
$856,520

Brokered deposits at December 31, 2016 and 2015 totaled $497,368 and $476,558, respectively.

Note 11. Federal Home Loan Bank Advances

At December 31, 2016, the Company has advances from the FHLB of Dallas under note payable arrangements with maturities which range from October 23, 2017 to January 1, 2026. Interest payments on these notes are made monthly. The weighted average interest rate of all notes was 0.98% and 1.21% at December 31, 2016 and 2015, respectively. The balances outstanding on these advances were $460,746 and $288,325 at December 31, 2016 and 2015, respectively.

Contractual maturities of FHLB advances at December 31, 2016 were as follows:

First year	$30,000
Second year	340,000	(1)
Third year	65,037
Fourth year	—
Fifth year	25,000
Thereafter	709
	$460,746
(1) Includes $275,000 in floating advances, which allows for principal payments to be made at anytime without penalty

The advances are secured by FHLB stock owned by the Company and a blanket lien on certain loans with an aggregate available carrying value of $1,982,639 at December 31, 2016. The Company had remaining credit available under the FHLB advance program of $830,779 at December 31, 2016.

At December 31, 2016, the Company had $691,680 in undisbursed advance commitments (letters of credit) with the FHLB. As of December 31, 2016, these commitments mature on various dates from January 2017 through January 2020. The FHLB letters of credit were obtained in lieu of pledging securities to secure public fund deposits that are over the FDIC insurance limit. At December 31, 2016, there were no disbursements against the advance commitments.

Note 12. Repurchase Agreements and Other Borrowings

At December 31, 2016 and 2015, repurchase accounts totaled $0 and $12,160, respectively.

Other borrowings at December 31, 2016 and 2015 consisted of the following:

	December 31,
	2016	2015
Unsecured subordinated debentures (notes) in the amount of $110,000 and $65,000, respectively. The balance of borrowings at December 31, 2016 is net of discount and origination costs of $2,701. Interest payments of 5.875% are made semiannually on February 1 and August 1. The maturity date is August 1, 2024. The notes may not be redeemed prior to maturity and meet the criteria to be recognized as Tier 2 capital for regulatory purposes.	$107,299	$65,000
Unsecured subordinated debentures in the original amount of $5,000. Interest payments at 7.00% are made quarterly with semiannual principal payments of $625. The remaining principal and accrued interest is due on July 15, 2018. The debentures may be redeemed prior to maturity and meet the criteria to be recognized as Tier 2 capital for regulatory purposes.	—	3,750
Unsecured subordinated debentures in the original amount of $2,730. Interest payments at 7.00% are made quarterly with semiannual principal payments of $341. The remaining principal and accrued interest is due on October 15, 2018. The debentures may be redeemed prior to maturity and meet the criteria to be recognized as Tier 2 capital for regulatory purposes.	—	2,048
	$107,299	$70,798

At December 31, 2016 and 2015, other borrowings included amounts owed to related parties of $50 and $2,503, respectively.

In January 2016, the Company redeemed the two small subordinated debenture issuances in full with principal payments totaling $5,798 plus all interest accrued at time of redemption.

In June 2016, the Company issued an additional $45,000 in aggregate principal of its 5.875% subordinated notes due August 1, 2024. The notes were sold at an original discount of $787.5, which will be amortized into interest expense over the life of the notes.

The Company has a $50 million unsecured revolving line of credit with two unrelated commercial banks. During 2016, the line was amended to extend the termination date and to change certain covenants. The line bears interest at LIBOR plus 2.50% and matures July 17, 2017. As of December 31, 2016 and 2015, there was no outstanding balance on the line. The Company is required to meet certain financial covenants on a quarterly basis, which includes maintaining $5,000 in cash at Independent Bank Group and meeting minimum capital ratios.

The Company has established federal funds lines of credit notes with nine unaffiliated banks totaling $225 million and $200 million of borrowing capacity at December 31, 2016 and 2015, respectively. The lines have no stated maturity date and the lenders may terminate the lines at any time without notice. The lines are provided on an unsecured basis and must be repaid the following business day from when the funds were borrowed. There were no borrowings against the lines at December 31, 2016 or 2015.

In addition, the Company maintains a secured line of credit with the Federal Reserve Bank with an availability to borrow approximately $384,168 and $484,659 at December 31, 2016 and 2015, respectively. Approximately $515,194 and $661,849 of commercial loans were pledged as collateral at December 31, 2016 and 2015, respectively. There were no borrowings against this line as of December 31, 2016 or 2015.

The Company also participates in an exchange that provides direct overnight borrowings with other financial institutions. The funds are provided on an unsecured basis. Borrowing availability totaled $75 million and $8 million at December 31, 2016 and 2015, respectively. There were no borrowings as of December 31, 2016 or 2015.

Note 13. Junior Subordinated Debentures

In March 2003, IB Trust I, an unconsolidated subsidiary of the Company, issued 5,000 shares of floating rate trust preferred securities at $1,000 per share for an aggregate price of $5,000, all of which was outstanding at December 31, 2016 and 2015. These securities bear an interest rate of 3.25% over the three-month LIBOR (4.14% and 3.58% at December 31, 2016 and 2015, respectively). The trust preferred securities will mature in March 2033. The proceeds from the sale of the trust preferred securities and the issuance of $155 in common securities to the Company were used by Trust I to purchase approximately $5,155 of floating rate junior subordinated debentures of the Company which have the same payment terms as the trust preferred securities. Distributions on the trust preferred securities and on the common securities issued to the Company are payable quarterly.

In March 2004, IB Trust II, an unconsolidated subsidiary of the Company, issued 3,000 shares of floating rate trust preferred securities at $1,000 per share for an aggregate price of $3,000, all of which was outstanding at December 31, 2016 and 2015. These securities bear an interest rate of 2.85% over the three-month LIBOR (3.73% and 3.17% at December 31, 2016 and 2015, respectively). The trust preferred securities will mature in March 2034. The proceeds from the sale of the trust preferred securities and the issuance of $93 in common securities to the Company were used by Trust II to purchase approximately $3,093 of floating rate junior subordinated debentures of the Company which have the same payment terms as the trust preferred securities. Distributions on the trust preferred securities and on the common securities issued to the Company are payable quarterly.

In December 2004, IB Trust III, an unconsolidated subsidiary of the Company, issued 3,600 shares of floating rate trust preferred securities at $1,000 per share for an aggregate price of $3,600, all of which was outstanding at December 31, 2016 and 2015. These securities bear an interest rate of 2.40% over the three-month LIBOR (3.32% and 2.78% at December 31, 2016 and 2015, respectively). The trust preferred securities will mature in December 2035. The proceeds from the sale of the trust preferred securities and the issuance of $112 in common securities to the Company were used by Trust I to purchase approximately $3,712 of floating rate junior subordinated debentures of the Company which have the same payment terms as the trust preferred securities. Distributions on the trust preferred securities and on the common securities issued to the Company are payable quarterly.

In February 2005, IB Centex Trust I, an unconsolidated subsidiary of the Company, issued 2,500 shares of floating rate trust preferred securities at $1,000 per share for an aggregate price of $2,500, all of which was outstanding at December 31, 2016 and 2015. These securities bear an interest rate of 3.25% over the three-month LIBOR (4.17% and 3.63% at December 31, 2016 and 2015, respectively). The trust preferred securities will mature in February 2035. The proceeds from the sale of the trust preferred securities and the issuance of $78 in common securities to the Company were used by Centex Trust I to purchase approximately $2,578 of floating rate junior subordinated debentures of the Company which have the same payment terms as the trust preferred securities. Distributions on the trust preferred securities and on the common securities issued to the Company are payable quarterly.

In connection with the acquisition of Community Group Inc. in 2012, the Company, assumed $3,500 (3,500 shares with a liquidation amount of $1,000 per security) of Floating Rate Cumulative Trust Preferred Securities (TPS) which were issued through a wholly-owned subsidiary, Community Group Statutory Trust I (CGI Trust I) and all of which were outstanding at December 31, 2016 and 2015. CGI Trust I invested the total proceeds from the sale of TPS and the $109 proceeds from the sale of common stock to CGI in floating rate Junior Subordinated Debentures (Debentures) issued by CGI. Interest on the TPS is payable quarterly at a rate equal to the three-month LIBOR rate plus 1.60% (2.56% and 2.11% at December 31, 2016 and 2015). Principal payments are due at maturity on June 21, 2037. The Company may redeem the Debentures, in whole or in part, on any interest payment date at an amount equal to the principal amount of the Debentures being redeemed plus accrued and unpaid interest.

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

Note 14. Income Taxes

Income tax expense for the years ended December 31, 2016, 2015 and 2014 was as follows:

	Years Ended December 31,
	2016	2015	2014
Current income tax expense	$28,440	$22,946	$14,849
Deferred income tax expense (benefit)	(1,849)	(3,935)	71
Income tax expense, as reported	$26,591	$19,011	$14,920

Reported income tax expense differed from the amounts computed by applying the U.S. federal statutory income tax rate of 35% to income before income taxes for the years ended December 31, 2016, 2015 and 2014 as follows:

	Years Ended December 31,
	2016	2015	2014
Income tax expense computed at the statutory rate	$28,046	$20,229	$15,364
Tax-exempt interest income from municipal securities	(619)	(624)	(500)
Tax-exempt loan income	(436)	(398)	(174)
Bank owned life insurance income	(472)	(377)	(340)
Non-deductible acquisition expenses	—	108	486
Other	72	73	84
	$26,591	$19,011	$14,920

Components of deferred tax assets and liabilities are as follows:

	December 31,
	2016	2015
Deferred tax assets:
Allowance for loan losses	$11,057	$9,428
NOL carryforwards from acquisitions	383	571
Net unrealized loss on available for sale securities	912	—
Acquired loan fair market value adjustments	2,740	4,540
Restricted stock	1,363	1,422
Reserve for bonuses	1,946	1,045
Deferred loan fees	741	424
Acquisition costs	108	—
Start up costs	249	294
Other real estate owned	18	80
Unearned bank card income	495	91
Nonaccrual loans	70	45
Other	140	235
	20,222	18,175
Deferred tax liabilities:
Premises and equipment	(5,107)	(4,900)
Net unrealized gain on available for sale securities	—	(963)
Core deposit intangibles	(4,953)	(5,715)
Securities	(218)	(330)
FHLB stock	(157)	(66)
Acquired tax accounting method changes	(156)	(255)
Other	—	(54)
	(10,591)	(12,283)
Net deferred tax asset	$9,631	$5,892

At December 31, 2016, the Company had federal net operating loss carryforwards of approximately $1,094 which expire in 2028 and 2029. Deferred tax assets are recognized for net operating losses because the benefit is more likely than not to be realized. No valuation allowance for deferred tax assets was recorded at December 31, 2016 or 2015 as management believes it is more likely than not that all of the deferred tax assets will be realized.

The Company does not have any material uncertain tax positions and does not have any interest and penalties recorded in the income statement for the years ended December 31, 2016, 2015 and 2014. The Company files a consolidated income tax return in the US federal tax jurisdiction. The Company is no longer subject to examination by the US federal tax jurisdiction for years prior to 2013.

Note 15. Commitments and Contingencies

Financial Instruments with Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of this instrument. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At December 31, 2016 and 2015, the approximate amounts of these financial instruments were as follows:

	December 31,
	2016	2015
Commitments to extend credit	$865,668	$838,341
Standby letters of credit	10,562	10,361
	$876,230	$848,702
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
Letters of credit are written conditional commitments used by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan arrangements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table above. If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of December 31, 2016 and 2015, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

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

Lease Commitments
The Company leases certain branch facilities and other facilities. Rent expense related to these leases amounted to $2,566, $2,182 and $1,410 for the years ended December 31, 2016, 2015 and 2014, respectively.

At December 31, 2016, minimum future rental payments due under noncancelable lease commitments were as follows:

First year	$2,049
Second year	2,000
Third year	1,849
Fourth year	1,819
Fifth year	1,677
Thereafter	2,412
$11,806

Note 16. Related Party Transactions

In the ordinary course of business, the Company has and expects to continue to have transactions, including loans to its officers, directors and their affiliates. In the opinion of management, such transactions are on the same terms as those prevailing at the time for comparable transactions with unaffiliated persons. Loan activity for officers, directors and their affiliates for the year ended December 31, 2016 is as follows:

Balance at beginning of year	$56,679
New loans	24,377
Repayments	(21,724)
Changes in affiliated persons	(469)
Balance at end of year	$58,863

See also Note 12 for related party borrowings.

Note 17. Employee Benefit Plans

The Company has a 401(k) profit sharing plan (Plan) which covers employees over the age of eighteen who have completed ninety days of credited service, as defined by the Plan. The Plan provides for “before tax” employee contributions through salary reduction contributions under Section 401(k) of the Internal Revenue Code. A participant may choose a salary reduction not to exceed the dollar limit set by law each year ($18 in 2016). Contributions by the Company and by participants are immediately fully vested. The Plan provides for the Company to make 401(k) matching contributions ranging from 50% to 100% depending upon the employee's years of service, but limited to 6% of the participant's eligible salary. The Plan also provides for the Company to make additional discretionary contributions to the Plan. The Company made contributions of approximately $1,393, $1,208 and $894 for the years ended December 31, 2016, 2015 and 2014, respectively.

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
The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of December 31, 2016 and 2015 by level within the ASC Topic 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Measured on a recurring basis:
Assets:
Securities available for sale:
U.S. treasuries	$3,147	$—	$3,147	$—
Government agency securities	122,267	—	122,267	—
Obligations of state and municipal subdivisions	87,256	—	87,256	—
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	103,765	—	103,765	—
December 31, 2015
Measured on a recurring basis:
Assets:
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
In accordance with ASC Topic 820, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at December 31, 2016 and 2015, for which a nonrecurring change in fair value has been recorded:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Period Ended Total Losses
December 31, 2016
Measured on a nonrecurring basis:
Assets:
Impaired loans	$968	$—	$—	$968	$708
Other real estate owned	340	—	—	340	52

December 31, 2015
Measured on a nonrecurring basis:
Assets:
Impaired loans	$4,827	$—	$—	$4,827	$3,029
Other real estate owned	577	—	—	577	35

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
Other real estate is measured at fair value on a nonrecurring basis (upon initial recognition or subsequent impairment). Other real estate owned is classified within Level 3 of the valuation hierarchy. When transferred from the loan portfolio, other real estate owned is adjusted to fair value less estimated selling costs and is subsequently carried at the lower of carrying value or fair value less estimated selling costs. The fair value is determined using an external appraisal process, discounted based on internal criteria.
In addition, mortgage loans held for sale are required to be measured at the lower of cost or fair value. The fair value of mortgage loans held for sale is based upon binding quotes or bids from third party investors. As of December 31, 2016 and 2015, all mortgage loans held for sale were recorded at cost.

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

The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instruments were as follows at December 31, 2016 and 2015:

			Fair Value Measurements at Reporting Date Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016
Financial assets:
Cash and cash equivalents	$505,027	$505,027	$505,027	$—	$—
Certificates of deposit held in other banks	2,707	2,733	—	2,733	—
Securities available for sale	316,435	316,435	—	316,435	—
Loans held for sale	9,795	9,795	—	9,795	—
Loans, net	4,539,063	4,532,364	—	4,532,086	278
FHLB of Dallas stock and other restricted stock	26,536	26,536	—	26,536	—
Accrued interest receivable	12,331	12,331	—	12,331	—
Financial liabilities:
Deposits	4,577,109	4,581,866	—	4,581,866	—
Accrued interest payable	4,020	4,020	—	4,020	—
FHLB advances	460,746	459,436	—	459,436	—
Repurchase agreements	—	—	—	—	—
Other borrowings	107,299	110,000	—	110,000	—
Junior subordinated debentures	18,147	18,131	—	18,131	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2015
Financial assets:
Cash and cash equivalents	$293,279	$293,279	$293,279	$—	$—
Certificates of deposit held in other banks	61,746	61,873	—	61,873	—
Securities available for sale	273,463	273,463	—	273,463	—
Loans held for sale	12,299	12,299	—	12,299	—
Loans, net	3,960,809	3,966,199	—	3,960,246	5,953
FHLB of Dallas stock and other restricted stock	14,256	14,256	—	14,256	—
Accrued interest receivable	10,991	10,991	—	10,991	—
Financial liabilities:
Deposits	4,028,279	4,031,365	—	4,031,365	—
Accrued interest payable	2,792	2,792	—	2,792	—
FHLB advances	288,325	295,345	—	295,345	—
Repurchase agreements	12,160	12,160	—	12,160	—
Other borrowings	70,798	70,935	—	70,935	—
Junior subordinated debentures	18,147	18,128	—	18,128	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

Note 19. Stock Awards and Stock Warrants
The Company grants common stock awards to certain employees of the Company. The common stock awards issued prior to 2013 vest five years from the date the award was granted and the related compensation expense is recognized over the vesting period. In connection with the Company's initial public offering in April 2013, the Board of Directors adopted a new 2013 Equity Incentive Plan. Under this plan, the Compensation Committee may grant awards in the form of restricted stock, restricted stock rights, restricted stock units, qualified and nonqualified stock options, performance-based share awards and other equity-based awards. The Plan reserved 800,000 shares of common stock to be awarded by the Company’s compensation committee. As of December 31, 2016, there were 310,394 shares remaining available for grant for future awards. The shares issued under the 2013 Plan are restricted and will generally vest evenly over the employment period, ranging from three to five years. Shares granted under a previous plan prior to 2012 and those in and subsequent to 2013 under the 2013 Equity Incentive Plan were issued at the date of grant and receive dividends. Shares issued under a revised plan in 2012 are not outstanding shares of the Company until they vest and do not receive dividends. During the year ended December 31, 2016, 8,000 shares that were issued under the 2012 Plan vested.
The following table summarizes the activity in nonvested shares for the years ended December 31, 2016 and 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2015	373,572	$40.29
Granted during the period	88,220	31.92
Vested during the period	(153,766)	36.42
Forfeited during the period	(27,502)	31.75
Nonvested shares, December 31, 2016	280,524	$36.88

Nonvested shares, December 31, 2014	373,886	$41.58
Granted during the period	106,124	32.91
Vested during the period	(84,107)	42.32
Forfeited during the period	(22,331)	33.64
Nonvested shares, December 31, 2015	373,572	$40.29
Compensation expense related to these awards is recorded based on the fair value of the award at the date of grant and totaled $5,431, $4,314 and $2,914 for the years ended December 31, 2016, 2015 and 2014, respectively. Compensation expense is recorded in salaries and employee benefits in the accompanying consolidated statements of income. At December 31, 2016, future compensation expense is estimated to be $6,451 and will be recognized over a remaining weighted average period of 2.41 years.
The fair value of common stock awards that vested during the years ended December 31, 2016, 2015 and 2014 was $5,208, $3,300 and $6,608, respectively. The Company has recorded $(137), $(72) and $1,409 to additional paid in capital, which represents the (income tax deficiency) excess tax benefit recognized on the vested shares for the years ended December 31, 2016, 2015 and 2014, respectively.
There were no modifications of stock agreements during 2016, 2015 and 2014 that resulted in significant additional incremental compensation costs.
At December 31, 2016, the future vesting schedule of the nonvested shares is as follows:

First year	138,986
Second year	85,186
Third year	46,652
Fourth year	6,050
Fifth year	3,650
Total nonvested shares	280,524
The Company has issued warrants representing the right to purchase 150,544 shares of Company stock at $17.19 per share to certain Company directors and shareholders. The warrants were issued in return for the shareholders' agreement to repurchase the subordinated debt outstanding to an unaffiliated bank in the event of Company default. The warrants were recorded as equity awards at fair value and were being amortized over the term of the debt. The Company paid off the related subordinated debt in 2013. The warrants expire in December 2018. No warrants were exercised during 2016 or 2015.

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
The Company is subject to the Basel III regulatory capital framework (the "Basel III Capital Rules"). Starting in January 2016, the implementation of the capital conservation buffer became effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company's ability to make capital distributions, including dividend payments and stock repurchases and to pay discretionary bonuses to executive officers.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Common Equity Tier 1 ("CET1") and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2016 and 2015, the Company and the Bank meet all capital adequacy requirements to which they are subject.
As of December 31, 2016 and 2015, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized," the Bank must maintain minimum total risk based, CET1, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The actual capital amounts and ratios of the Company and Bank as of December 31, 2016 and 2015, are presented in the following table:

	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Total capital to risk weighted assets:
Consolidated	$568,808	11.38%	$399,698	8.00%	N/A	N/A
Bank	558,551	11.19	399,497	8.00	$499,371	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	427,217	8.55	299,774	6.00	N/A	N/A
Bank	526,960	10.55	299,623	6.00	399,497	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	409,617	8.20	224,830	4.50	N/A	N/A
Bank	526,960	10.55	224,717	4.50	324,591	6.50
Tier 1 capital to average assets:
Consolidated	427,217	7.82	218,612	4.00	N/A	N/A
Bank	526,960	9.65	218,517	4.00	273,146	5.00

December 31, 2015
Total capital to risk weighted assets:
Consolidated	$473,993	11.14%	$340,533	8.00%	N/A	N/A
Bank	470,495	11.06	340,259	8.00	$425,323	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	379,631	8.92	255,400	6.00	N/A	N/A
Bank	443,452	10.43	255,194	6.00	340,259	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	338,093	7.94	191,550	4.50	N/A	N/A
Bank	443,452	10.43	191,396	4.50	276,460	6.50
Tier 1 capital to average assets:
Consolidated	379,631	8.28	183,379	4.00	N/A	N/A
Bank	443,452	9.72	182,421	4.00	228,026	5.00

Note 21. Small Business Lending Fund Preferred Stock

In connection with the acquisition of BOH Holdings on April 15, 2014, the Company assumed all liabilities of BOH Holdings. BOH Holdings participated in the US Treasury's Small Business Lending Fund (SBLF) program. As a result of continued participation in the program, the Company issued 23,938.35 shares of Senior Non-Cumulative Perpetual SBLF Preferred Stock, Series A at $1,000 par value to the US Treasury Department in exchange for the 23,938.35 shares of BOH Series C SBLF Preferred Stock.

The holders of SBLF Preferred Stock were entitled to receive non-cumulative dividends, payable quarterly. The dividend rate was determined based on the level of Qualified Small Business Lending at BOH Holdings and was set at 1.00% at time of acquisition. The Company qualified for the 1.00% rate continuing through January 2016. During the years ended December 31, 2016 and 2015, the Company recorded preferred stock dividends of $8 and $240, respectively.

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

Note 22.    Business Combinations

Carlile Bancshares, Inc.

On November 21, 2016, the Company announced that it entered into a definitive agreement to acquire Carlile Bancshares, Inc. and its subsidiary, Northstar Bank, which has locations in the DFW Metroplex and Austin, Texas as well as Colorado, for an expected combination of cash and stock purchase price as calculated based upon an aggregate merger consideration of $434 million as defined in the agreement. The merger has been approved by the Boards of Directors of both companies and is expected to close during the second quarter of 2017, although delays may occur. The transaction is subject to certain conditions, including the approval by shareholders of Independent Bank Group, Carlile Bancshares and customary regulatory approvals.

Grand Bank

On November 1, 2015, the Company acquired 100% of the outstanding stock of Grand Bank with two branches located in Dallas, TX. The Company issued 1,279,532 shares of Company stock and paid $24,103 in cash for the outstanding shares of Grand Bank common stock.

The Company has recognized total goodwill of $28,501, which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair value of identifiable assets acquired. The goodwill in this acquisition resulted from a combination of expected synergies and the intent to expand our presence in the Dallas market. None of the goodwill recognized is expected to be deductible for income tax purposes.

Non-credit impaired loans had an estimated fair value of $271,412 at the date of acquisition and contractual balances of $273,680. The difference of $2,268 will be recognized into interest income as an adjustment to yield over the life of the loans.

The Company has incurred expenses related to the acquisition of approximately $800 and $902 during the years ended December 31, 2016 and 2015, which is included in acquisition expenses in the consolidated statements of income. In addition, for the year ended December 31, 2015, the Company paid offering costs totaling $424 which were recorded as a reduction to stock issuance proceeds through additional paid in capital. The acquisition is not considered significant to the Company’s financial statements and therefore, pro forma financial data is not included.

The following table summarizes the previously reported estimates and the measurement-period adjustments made during 2016 to asset and liability accounts to derive at the final acquisition accounting allocations for Grand Bank:

Assets of acquired bank:	Reported Estimates at December 31, 2015	Measurement Period Adjustments	Final Recorded Value
Cash and cash equivalents	$152,913	$—	$152,913
Time deposits with other banks	84,527	—	84,527
Securities available for sale	72,619	—	72,619
Loans	273,632	735	274,367
Premises and equipment	1,214	—	1,214
Goodwill	28,825	(324)	28,501
Core deposit intangible	5,457	(216)	5,241
Other assets	989	(175)	814
Total assets	$620,176	$20	$620,196

Liabilities of acquired bank:
Deposits	$523,650	$—	$523,650
Repurchase accounts	18,873	—	18,873
FHLB advances	2,836	—	2,836
Other liabilities	876	20	896
Total liabilities	$546,235	$20	$546,255
Common stock issued in the Grand Bank transaction	$49,838	$—	$49,838
Cash paid for the Grand Bank transaction	$24,103	$—	$24,103

Note 23. Parent Company Only Financial Statements

The following balance sheets, statements of income and statements of cash flows for Independent Bank Group, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

Balance Sheets

	December 31,
Assets	2016	2015
Cash and cash equivalents	$9,265	$6,624
Investment in subsidiaries	789,708	708,730
Investment in Trusts	547	547
Other assets	1,969	2,856
Total assets	$801,489	$718,757

Liabilities, Temporary Equity and Stockholders' Equity
Other borrowings	$107,299	$70,798
Junior subordinated debentures	18,147	18,147
Other liabilities	3,678	2,503
Total liabilities	129,124	91,448

Temporary equity: Preferred stock	—	23,938

Stockholders' equity:
Common stock	189	184
Additional paid-in capital	555,325	530,107
Retained earnings	117,951	70,698
Accumulated other comprehensive income (loss)	(1,100)	2,382
Total stockholders' equity	672,365	603,371
Total liabilities, temporary equity and stockholders' equity	$801,489	$718,757

Statements of Income

	Years Ended December 31,
	2016	2015	2014
Interest expense:
Interest on notes payable and other borrowings	$5,426	$4,282	$2,225
Interest on junior subordinated debentures	621	539	542
Total interest expense	6,047	4,821	2,767

Noninterest income:
Dividends from subsidiaries	36,018	35,250	33,850
Other	25	16	19
	36,043	35,266	33,869
Noninterest expense:
Salaries and employee benefits	6,226	4,270	3,693
Professional fees	523	546	1,163
Acquisition expense, including legal	1,380	1,282	2,681
Other	1,126	1,217	800
Total noninterest expense	9,255	7,315	8,337
Income before income tax benefit and equity in undistributed income of subsidiaries	20,741	23,130	22,765
Income tax benefit	5,339	4,121	3,283
Income before equity in undistributed income of subsidiaries	26,080	27,251	26,048
Equity in undistributed income of subsidiaries	27,460	11,535	2,930
Net income	$53,540	$38,786	$28,978

Statements of Cash Flows

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$53,540	$38,786	$28,978
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(27,460)	(11,535)	(2,930)
Amortization of discount and origination costs on other borrowings	241	—	—
Stock compensation expense	5,431	4,314	2,914
Net change in other assets	(205)	1,771	(3,291)
Net change in other liabilities	1,038	(63)	2,233
Net cash provided by operating activities	32,585	33,273	27,904

Cash flows from investing activities:
Capital investment in subsidiaries	(57,000)	—	(52,000)
Cash received from liquidation of Adriatica	—	—	10,940
Cash received from acquired companies	—	—	6,108
Cash paid in acquisitions	—	(24,103)	(60,814)
Net cash used in investing activities	(57,000)	(24,103)	(95,766)

Cash flows from financing activities:
Repayments of other borrowings	(5,798)	(1,932)	—
Net proceeds from other borrowings	43,150	—	65,000
Offering costs paid in connection with acquired banks	—	(568)	(566)
Net proceeds from issuance of common stock	19,929	—	—
Redemption of preferred stock	(23,938)	—	—
Dividends paid	(6,287)	(5,819)	(3,910)
Net cash provided by (used in) financing activities	27,056	(8,319)	60,524
Net change in cash and cash equivalents	2,641	851	(7,338)
Cash and cash equivalents at beginning of year	6,624	5,773	13,111
Cash and cash equivalents at end of year	$9,265	$6,624	$5,773

Note 24. Subsequent Events

Declaration of Dividends

On January 27, 2017, the Company declared a quarterly cash dividend in the amount of $0.10 per share of common stock to the stockholders of record on February 6, 2017. The dividend totaling $1,892 was paid on February 16, 2017.

ITEM 16. FORM 10-K SUMMARY

The Company has not elected to include a summary of the information required in this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of McKinney, Texas, on March 8, 2017.

Independent Bank Group, Inc. (Registrant)

Date: March 8, 2017	By: /s/ David R. Brooks

David R. Brooks
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David R. Brooks	Chairman, Chief Executive Officer, President, and Director (Principal Executive Officer)	March 8, 2017
David R. Brooks

/s/ Michelle S. Hickox	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 8, 2017
Michelle S. Hickox

/s/ Daniel W. Brooks	Vice Chairman, Chief Risk Officer and Director	March 8, 2017
Daniel W. Brooks

/s/ Douglas A. Cifu	Director	March 8, 2017
Douglas A. Cifu

/s/ William E. Fair	Director	March 8, 2017
William E. Fair

/s/ Craig E. Holmes	Director	March 8, 2017
Craig E. Holmes

/s/ J. Webb Jennings III	Director	March 8, 2017
J. Webb Jennings III

/s/ Donald L. Poarch	Director	March 8, 2017
Donald L. Poarch

/s/ G. Stacy Smith	Director	March 8, 2017
G. Stacy Smith

/s/ Michael T. Viola	Director	March 8, 2017
Michael T. Viola