Form 10-Q
period 2017-03-31
Independent Bank Group, Inc.
filed 2017-04-27
CIK 1564618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2017.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
		Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Applicable Only to Corporate Issuers
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
Common Stock, Par Value $0.01 Per Share – 27,780,224 shares as of April 26, 2017.

INDEPENDENT BANK GROUP, INC. AND SUBSIDIARIES
Form 10-Q
March 31, 2017

***

Independent Bank Group, Inc. and Subsidiaries

Consolidated Balance Sheets
March 31, 2017 (unaudited) and December 31, 2016
(Dollars in thousands, except share information)

	March 31,	December 31,
Assets	2017	2016

Cash and due from banks	$162,985	$158,686
Interest-bearing deposits in other banks	342,138	336,341
Federal funds sold	10,000	10,000
Cash and cash equivalents	515,123	505,027
Certificates of deposit held in other banks	5,892	2,707
Securities available for sale, at fair value	350,409	316,435
Loans held for sale	5,081	9,795
Loans, net	4,666,653	4,539,063
Premises and equipment, net	88,286	89,898
Other real estate owned	2,896	1,972
Federal Home Loan Bank (FHLB) of Dallas stock and other restricted stock	26,672	26,536
Bank-owned life insurance (BOLI)	57,608	57,209
Deferred tax asset	7,950	9,631
Goodwill	258,319	258,319
Core deposit intangible, net	13,685	14,177
Other assets	24,040	22,032
Total assets	$6,022,614	$5,852,801

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$1,126,113	$1,117,927
Interest-bearing	3,596,090	3,459,182
Total deposits	4,722,203	4,577,109

FHLB advances	460,727	460,746
Other borrowings	107,388	107,299
Junior subordinated debentures	18,147	18,147
Other liabilities	25,680	17,135
Total liabilities	5,334,145	5,180,436
Commitments and contingencies
Stockholders’ equity:
Preferred stock (0 and 0 shares outstanding, respectively)	—	—
Common stock (18,925,182 and 18,870,312 shares outstanding, respectively)	189	189
Additional paid-in capital	556,350	555,325
Retained earnings	131,730	117,951
Accumulated other comprehensive income (loss)	200	(1,100)
Total stockholders’ equity	688,469	672,365
Total liabilities and stockholders’ equity	$6,022,614	$5,852,801
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Income
Three Months Ended March 31, 2017 and 2016 (unaudited)
(Dollars in thousands, except per share information)

	Three Months Ended March 31,
	2017	2016
Interest income:
Interest and fees on loans	$53,744	$49,910
Interest on taxable securities	764	730
Interest on nontaxable securities	541	451
Interest on interest-bearing deposits and other	890	373
Total interest income	55,939	51,464
Interest expense:
Interest on deposits	5,029	3,651
Interest on FHLB advances	1,171	1,001
Interest on repurchase agreements and other borrowings	1,705	1,003
Interest on junior subordinated debentures	167	149
Total interest expense	8,072	5,804
Net interest income	47,867	45,660
Provision for loan losses	2,023	2,997
Net interest income after provision for loan losses	45,844	42,663
Noninterest income:
Service charges on deposit accounts	1,927	1,695
Mortgage fee income	1,267	1,376
Gain on sale of other real estate	—	43
Gain on sale of premises and equipment	5	38
Increase in cash surrender value of BOLI	399	265
Other	985	1,053
Total noninterest income	4,583	4,470
Noninterest expense:
Salaries and employee benefits	16,837	16,774
Occupancy	3,872	4,040
Data processing	1,288	1,182
FDIC assessment	878	726
Advertising and public relations	297	295
Communications	475	535
Net other real estate owned expenses (including taxes)	37	33
Other real estate impairment	—	55
Core deposit intangible amortization	492	488
Professional fees	773	660
Acquisition expense, including legal	146	639
Other	2,933	3,092
Total noninterest expense	28,028	28,519
Income before taxes	22,399	18,614
Income tax expense	6,728	6,162
Net income	$15,671	$12,452
Basic earnings per share	$0.83	$0.67
Diluted earnings per share	$0.82	$0.67

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2017 and 2016 (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$15,671	$12,452
Other comprehensive income before tax:
Change in net unrealized gains on available for sale securities during the year	2,000	1,205
Reclassification adjustment for gain on sale of securities available for sale included in net income	—	—
Other comprehensive income before tax	2,000	1,205
Income tax expense	700	422
Other comprehensive income, net of tax	1,300	783
Comprehensive income	$16,971	$13,235

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2017 and 2016 (unaudited)
(Dollars in thousands, except for par value, share and per share information)

	Preferred Stock $.01 Par Value 10 million shares authorized	Common Stock $.01 Par Value 100 million shares authorized		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Total
		Shares	Amount
Balance, December 31, 2016	$—	18,870,312	$189	$555,325	$117,951	$(1,100)	$672,365
Net income	—	—	—	—	15,671	—	15,671
Other comprehensive income, net of tax	—	—	—	—	—	1,300	1,300
Restricted stock granted	—	51,667	—	—	—	—	—
Stock based compensation expense	—	—	—	970	—	—	970
Exercise of warrants	—	3,203	—	55	—	—	55
Cash dividends ($0.10 per share)	—	—	—	—	(1,892)	—	(1,892)
Balance, March 31, 2017	$—	18,925,182	$189	$556,350	$131,730	$200	$688,469

Balance, December 31, 2015	$—	18,399,194	$184	$530,107	$70,698	$2,382	$603,371
Net income	—	—	—	—	12,452	—	12,452
Other comprehensive income, net of tax	—	—	—	—	—	783	783
Restricted stock forfeited	—	(5,534)	—	—	—	—	—
Restricted stock granted	—	67,820	1	(1)	—	—	—
Income tax deficiency on restricted stock vested	—	—	—	(83)	—	—	(83)
Stock based compensation expense	—	—	—	1,220	—	—	1,220
Preferred stock dividends	—	—	—	—	(8)	—	(8)
Cash dividends ($0.08 per share)	—	—	—	—	(1,477)	—	(1,477)
Balance, March 31, 2016	$—	18,461,480	$185	$531,243	$81,665	$3,165	$616,258

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Three Months Ended March 31, 2017 and 2016 (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$15,671	$12,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,763	1,639
Accretion income recognized on acquired loans	(480)	(2,217)
Amortization of core deposit intangibles	492	488
Amortization of premium on securities, net	721	377
Amortization of discount and origination costs on other borrowings	89	32
Stock based compensation expense	970	1,220
Excess tax benefit on restricted stock vested	(724)	—
FHLB stock dividends	(88)	(36)
Gain on sale of premises and equipment	(5)	(38)
Gain recognized on other real estate transactions	—	(43)
Impairment of other real estate	—	55
Deferred tax expense	981	594
Provision for loan losses	2,023	2,997
Increase in cash surrender value of life insurance	(399)	(265)
Loans originated for sale	(51,631)	(49,481)
Proceeds from sale of loans	56,345	53,265
Net change in other assets	(2,008)	1,294
Net change in other liabilities	3,201	780
Net cash provided by operating activities	26,921	23,113
Cash flows from investing activities:
Proceeds from maturities, calls and pay downs of securities available for sale	17,241	16,479
Purchases of securities available for sale	(43,868)	(44,838)
Purchases of certificates held in other banks	(3,185)	—
Maturities of certificates held in other banks	—	22,412
Net purchases of FHLB stock	(48)	(8,108)
Net loans originated	(129,883)	(137,809)
Additions to premises and equipment	(155)	(1,269)
Proceeds from sale of premises and equipment	9	84
Proceeds from sale of other real estate owned	—	411
Capitalized additions to other real estate owned	(174)	—
Net cash used in investing activities	(160,063)	(152,638)
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	141,116	163,847
Net increase (decrease) in time deposits	3,978	(40,862)
Proceeds from FHLB advances	—	225,000
Repayments of FHLB advances	(19)	(132,520)
Net change in repurchase agreements	—	8,528
Repayments of other borrowings	—	(5,798)
Proceeds from exercise of common stock warrants	55	—
Redemption of preferred stock	—	(23,938)
Dividends paid	(1,892)	(1,485)
Net cash provided by financing activities	143,238	192,772
Net change in cash and cash equivalents	10,096	63,247
Cash and cash equivalents at beginning of year	505,027	293,279
Cash and cash equivalents at end of period	$515,123	$356,526

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
Basis of Presentation: The accompanying consolidated financial statements include the accounts of IBG, its wholly-owned subsidiaries, the Bank and IBG Adriatica Holdings, Inc. (Adriatica) and the Bank’s wholly-owned subsidiaries, IBG Real Estate Holdings, Inc., IBG Aircraft Company III, Preston Grand, Inc, and McKinney Avenue Holdings, Inc. and its wholly owned subsidiary, McKinney Avenue SPE 1, Inc. Adriatica, McKinney Avenue Holdings, Inc. and its subsidiary are currently not active entities. All material intercompany transactions and balances have been eliminated in consolidation. In addition, the Company wholly-owns IB Trust I (Trust I), IB Trust II (Trust II), IB Trust III (Trust III), IB Centex Trust I (Centex Trust I) and Community Group Statutory Trust I (CGI Trust I). The Trusts were formed to issue trust preferred securities and do not meet the criteria for consolidation.
The consolidated interim financial statements are unaudited, but include all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented. All such adjustments were of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company's Annual Report of Form10-K for the year ended December 31, 2016. The consolidated statement of condition at December 31, 2016 had been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
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

New Accounting Pronouncement: ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting was effective for the Company on January 1, 2017. ASU 2016-09 requires that all income tax effects related to vestings of share-based payment awards be reported in earnings as an increase (or decrease) to income tax expense. Previously, excess income tax benefits of a vested award were reported as an increase (or decrease) to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax benefits recognized in earnings during the award's vesting period. The requirement to report those income tax effects in earnings has been applied to vestings occurring on or after January 1, 2017 and resulted in recording a $724 thousand tax benefit for the period ended March 31, 2017. ASU 2016-09 also requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. We have elected to apply that change in cash flow classification on a prospective basis. The impact of this change and that of the remaining provisions of ASU 2016-09 did not have significant impact on our financial statements.

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

Earnings per share: Basic earnings per common share are net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. The unvested share-based payment awards that contain rights to non forfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock warrants. The participating nonvested common stock was not included in dilutive shares as it was anti-dilutive for the three months ended March 31, 2017. Proceeds from the assumed exercise of dilutive stock warrants are assumed to be used to repurchase common stock at the average market price.
The following table presents a reconciliation of net income available to common shareholders and the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended March 31,
	2017	2016
Basic earnings per share:
Net income	$15,671	$12,452
Less: Preferred stock dividends	—	(8)
Net income after preferred stock dividends	15,671	12,444
Less:
Undistributed earnings allocated to participating securities	176	211
Dividends paid on participating securities	24	28
Net income available to common shareholders	$15,471	$12,205
Weighted-average basic shares outstanding	18,667,274	18,089,853
Basic earnings per share	$0.83	$0.67
Diluted earnings per share:
Net income available to common shareholders	$15,471	$12,205
Total weighted-average basic shares outstanding	18,667,274	18,089,853
Add dilutive stock warrants	107,132	61,492
Add dilutive participating securities	—	22,255
Total weighted-average diluted shares outstanding	18,774,406	18,173,600
Diluted earnings per share	$0.82	$0.67
Anti-dilutive participating securities	126,847	—

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

	Three Months Ended March 31,
	2017	2016
Cash transactions:
Interest expense paid	$9,694	$6,823
Income taxes paid	$—	$760
Noncash transactions:
Transfers of loans to other real estate owned	$750	$—
Securities purchased, not yet settled	$6,068	$—
Excess tax deficiency on restricted stock vested	$—	$(83)
Transfer of repurchase agreements to deposits	$—	$20,688

The supplemental schedule of noncash investing activities from Company acquisition activity includes the following measurement-period adjustments made during the period:

	Three Months Ended March 31,
	2017	2016
Assets acquired:
Loans	$—	$735
Goodwill	—	(324)
Core deposit intangibles	—	(216)
Deferred tax asset	—	(175)
Total assets	$—	$20
Liabilities assumed:
Other liabilities	—	20
Total liabilities	$—	$20

Note 3. Securities Available for Sale
Securities available for sale have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at March 31, 2017 and December 31, 2016, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
March 31, 2017
U. S. treasuries	$3,196	$—	$(38)	$3,158
Government agency securities	136,621	165	(1,078)	135,708
Obligations of state and municipal subdivisions	103,554	1,259	(1,447)	103,366
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	107,643	1,085	(551)	108,177
	$351,014	$2,509	$(3,114)	$350,409
December 31, 2016
U.S. treasuries	$3,208	$—	$(61)	$3,147
Government agency securities	123,605	141	(1,479)	122,267
Obligations of state and municipal subdivisions	88,358	920	(2,022)	87,256
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	103,869	928	(1,032)	103,765
	$319,040	$1,989	$(4,594)	$316,435
Securities with a carrying amount of approximately $169,770 and $176,457 at March 31, 2017 and December 31, 2016, respectively, were pledged to secure public fund deposits and repurchase agreements.
There were no sales of securities during the three months ended March 31, 2017 and 2016.
The amortized cost and estimated fair value of securities available for sale at March 31, 2017, by contractual maturity, are shown below. Maturities of pass-through certificates will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2017
	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$31,149	$31,132
Due from one year to five years	113,221	112,685
Due from five to ten years	37,014	36,601
Thereafter	61,987	61,814
	243,371	242,232
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	107,643	108,177
	$351,014	$350,409

The number of securities, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2017 and December 31, 2016, are summarized as follows:

	Less Than 12 Months			Greater Than 12 Months			Total
Description of Securities	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Securities Available for Sale
March 31, 2017
U.S. treasuries	1	$3,158	$(38)	—	$—	$—	$3,158	$(38)
Government agency securities	45	104,389	(1,072)	1	995	(6)	105,384	(1,078)
Obligations of state and municipal subdivisions	76	38,076	(1,418)	5	2,185	(29)	40,261	(1,447)
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	28	70,714	(551)	—	—	—	70,714	(551)
	150	$216,337	$(3,079)	6	$3,180	$(35)	$219,517	$(3,114)
December 31, 2016
U.S. treasuries	1	$3,147	$(61)	—	$—	$—	$3,147	$(61)
Government agency securities	43	102,044	(1,472)	1	993	(7)	103,037	(1,479)
Obligations of state and municipal subdivisions	100	46,186	(2,011)	4	1,549	(11)	47,735	(2,022)
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	30	67,868	(1,032)	—	—	—	67,868	(1,032)
	174	$219,245	$(4,576)	5	$2,542	$(18)	$221,787	$(4,594)
Unrealized losses are generally due to changes in interest rates. The Company has the intent to hold these securities until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their cost basis. As such, the losses are deemed to be temporary.

Note 4. Loans, Net and Allowance for Loan Losses
Loans, net, at March 31, 2017 and December 31, 2016, consisted of the following:

	March 31,	December 31,
	2017	2016
Commercial	$601,985	$630,805
Real estate:
Commercial	2,562,743	2,459,221
Commercial construction, land and land development	573,623	531,481
Residential	647,569	634,545
Single family interim construction	237,740	235,475
Agricultural	52,515	53,548
Consumer	26,224	27,530
Other	112	166
	4,702,511	4,572,771
Deferred loan fees	(2,427)	(2,117)
Allowance for loan losses	(33,431)	(31,591)
	$4,666,653	$4,539,063

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
Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. The Company’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. These cash flows, however, may not be as expected and the value of collateral securing the loans may fluctuate. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short term loans may be made on an unsecured basis. Additionally, our commercial loan portfolio includes loans made to customers in the energy industry, which is a complex, technical and cyclical industry. Experienced bankers with specialized energy lending experience originate our energy loans. Companies in this industry produce, extract, develop, exploit and explore for oil and natural gas. Loans are primarily collateralized with proven producing oil and gas reserves based on a technical evaluation of these reserves. At March 31, 2017 and December 31, 2016, there were approximately $97.2 million and $115.3 million of exploration and production (E&P) energy loans outstanding, respectively.
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
Most of the Company’s lending activity occurs within the State of Texas, primarily in the north, central and southeast Texas regions. A large percentage of the Company’s portfolio consists of commercial and residential real estate loans. As of March 31, 2017 and December 31, 2016, there were no concentrations of loans related to a single industry in excess of 10% of total loans.
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
The Texas economy, specifically the Company’s lending area of north, central and southeast Texas, has generally performed better than certain other parts of the country. The risk of loss associated with all segments of the portfolio could increase due to this impact. During the first quarter of 2016, the Company increased its reserves in the energy portfolio in response to the risk associated with volatility in oil prices. Due to the stabilization of commodity prices and reductions to the energy portfolio during the second half of 2016, the Company has not made any additional allocations during 2017 and believes economic factors indicate improvement in the energy sector and that the economy in our lending areas, including Houston, will continue to grow.
The economy and other risk factors are minimized by the Company’s underwriting standards, which include the following principles: 1) financial strength of the borrower including strong earnings, high net worth, significant liquidity and acceptable debt to worth ratio, 2) managerial business competence, 3) ability to repay, 4) loan to value, 5) projected cash flow and 6) guarantor financial statements as applicable. The following is a summary of the activity in the allowance for loan losses by loan class for the three months ended March 31, 2017 and 2016:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
Three months ended March 31, 2017
Balance at the beginning of period	$8,593	$18,399	$2,760	$1,301	$207	$242	$29	$60	$31,591
Provision for loan losses	(590)	2,048	67	235	(6)	64	23	182	2,023
Charge-offs	—	—	—	(134)	—	(56)	(22)	—	(212)
Recoveries	2	20	1	—	—	2	4	—	29
Balance at end of period	$8,005	$20,467	$2,828	$1,402	$201	$252	$34	$242	$33,431

Three months ended March 31, 2016
Balance at the beginning of period	$10,573	$13,007	$2,339	$769	$215	$164	$8	$(32)	$27,043
Provision for loan losses	1,592	1,046	133	220	(28)	(3)	22	15	2,997
Charge-offs	—	(54)	—	—	—	(1)	(23)	—	(78)
Recoveries	8	2	1	—	—	2	9	—	22
Balance at end of period	$12,173	$14,001	$2,473	$989	$187	$162	$16	$(17)	$29,984

The following table details the amount of the allowance for loan losses and recorded investment in loans by class as of March 31, 2017 and December 31, 2016:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
March 31, 2017
Allowance for losses:
Individually evaluated for impairment	$500	$4	$—	$—	$—	$94	$—	$—	$598
Collectively evaluated for impairment	7,505	20,463	2,828	1,402	201	158	34	242	32,833
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance	$8,005	$20,467	$2,828	$1,402	$201	$252	$34	$242	$33,431

Loans:
Individually evaluated for impairment	$8,196	$2,843	$2,039	$—	$—	$264	$—	$—	$13,342
Collectively evaluated for impairment	591,823	3,103,643	643,455	237,740	52,515	25,951	112	—	4,655,239
Acquired with deteriorated credit quality	1,966	29,880	2,075	—	—	9	—	—	33,930
Ending balance	$601,985	$3,136,366	$647,569	$237,740	$52,515	$26,224	$112	$—	$4,702,511

December 31, 2016
Allowance for losses:
Individually evaluated for impairment	$3	$4	$—	$84	$—	$94	$—	$—	$185
Collectively evaluated for impairment	8,590	18,395	2,760	1,217	207	148	29	60	31,406
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance	$8,593	$18,399	$2,760	$1,301	$207	$242	$29	$60	$31,591

Loans:
Individually evaluated for impairment	$7,720	$7,089	$1,889	$884	$—	$279	$—	$—	$17,861
Collectively evaluated for impairment	620,665	2,953,333	630,689	234,591	53,548	27,240	166	—	4,520,232
Acquired with deteriorated credit quality	2,420	30,280	1,967	—	—	11	—	—	34,678
Ending balance	$630,805	$2,990,702	$634,545	$235,475	$53,548	$27,530	$166	$—	$4,572,771

Nonperforming loans by loan class at March 31, 2017 and December 31, 2016, are summarized as follows:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
March 31, 2017
Nonaccrual loans	$8,196	$1,666	$1,031	$—	$—	$264	$—	$11,157
Loans past due 90 days and still accruing	—	—	—	—	—	—	—	—
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	—	1,177	1,008	—	—	—	—	2,185
	$8,196	$2,843	$2,039	$—	$—	$264	$—	$13,342
December 31, 2016
Nonaccrual loans	$7,718	$5,885	$866	$884	$—	$273	$—	$15,626
Loans past due 90 days and still accruing	—	—	—	—	—	—	—	—
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	1	1,204	1,011	—	—	—	—	2,216
	$7,719	$7,089	$1,877	$884	$—	$273	$—	$17,842
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

Impaired loans by loan class at March 31, 2017 and December 31, 2016, are summarized as follows:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
March 31, 2017
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$3,635	$77	$—	$—	$—	$204	$—	$3,916
Impaired loans with no allowance for loan losses	4,561	2,766	2,039	—	—	60	—	9,426
Total	$8,196	$2,843	$2,039	$—	$—	$264	$—	$13,342
Unpaid principal balance of impaired loans	$11,319	$2,860	$2,249	$—	$—	$275	$—	$16,703
Allowance for loan losses on impaired loans	$500	$4	$—	$—	$—	$94	$—	$598
December 31, 2016
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$8	$78	$—	$168	$—	$209	$—	$463
Impaired loans with no allowance for loan losses	7,712	7,011	1,889	716	—	70	—	17,398
Total	$7,720	$7,089	$1,889	$884	$—	$279	$—	$17,861
Unpaid principal balance of impaired loans	$10,844	$7,133	$2,087	$884	$—	$291	$—	$21,239
Allowance for loan losses on impaired loans	$3	$4	$—	$84	$—	$94	$—	$185
For the three months ended March 31, 2017
Average recorded investment in impaired loans	$7,958	$4,966	$1,964	$442	$—	$272	$—	$15,602
Interest income recognized on impaired loans	$2	$397	$12	$—	$—	$1	$—	$412
For the three months ended March 31, 2016
Average recorded investment in impaired loans	$15,677	$3,429	$3,157	$—	$85	$94	$—	$22,442
Interest income recognized on impaired loans	$366	$36	$40	$—	$—	$—	$—	$442
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

A “troubled debt restructured” loan is identified as impaired and measured for credit impairment as of each reporting period in accordance with the guidance in  Accounting Standards Codification (ASC) 310-10-35. Modifications primarily relate to extending the amortization periods of the loans and interest rate concessions. The majority of these loans were identified as impaired prior to restructuring; therefore, the modifications did not materially impact the Company’s determination of the allowance for loan losses. The recorded investment in troubled debt restructurings, including those on nonaccrual, was $2,389 and $2,425 as of March 31, 2017 and December 31, 2016.
There were no loans modified under troubled debt restructurings during the three months ended March 31, 2017 and 2016..
At March 31, 2017 and 2016, there were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017 and 2016, the Company had no commitments to lend additional funds to any borrowers with loans whose terms have been modified under troubled debt restructurings.
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents information regarding the aging of past due loans by loan class as of March 31, 2017 and December 31, 2016:

	Loans 30-89 Days Past Due	Loans 90 or More Past Due	Total Past Due Loans	Current Loans	Total Loans
March 31, 2017
Commercial	$182	$8,196	$8,378	$593,607	$601,985
Commercial real estate, land and land development	1,631	1,631	3,262	3,133,104	3,136,366
Residential real estate	2,955	556	3,511	644,058	647,569
Single-family interim construction	—	—	—	237,740	237,740
Agricultural	—	—	—	52,515	52,515
Consumer	36	36	72	26,152	26,224
Other	—	—	—	112	112
	$4,804	$10,419	$15,223	$4,687,288	$4,702,511
December 31, 2016
Commercial	$226	$7,711	$7,937	$622,868	$630,805
Commercial real estate, land and land development	151	6,752	6,903	2,983,799	2,990,702
Residential real estate	846	561	1,407	633,138	634,545
Single-family interim construction	1,062	—	1,062	234,413	235,475
Agricultural	10	—	10	53,538	53,548
Consumer	154	52	206	27,324	27,530
Other	—	—	—	166	166
	$2,449	$15,076	$17,525	$4,555,246	$4,572,771
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
A summary of loans by credit quality indicator by class as of March 31, 2017 and December 31, 2016, is as follows:

	Pass	Pass/ Watch	Special Mention	Substandard	Doubtful	Total
March 31, 2017
Commercial	$525,014	$34,378	$15,563	$27,030	$—	$601,985
Commercial real estate, construction, land and land development	3,122,652	5,699	4,942	3,073	—	3,136,366
Residential real estate	640,467	3,292	490	3,320	—	647,569
Single-family interim construction	236,803	937	—	—	—	237,740
Agricultural	39,190	13,100	225	—	—	52,515
Consumer	25,931	17	2	274	—	26,224
Other	112	—	—	—	—	112
	$4,590,169	$57,423	$21,222	$33,697	$—	$4,702,511
December 31, 2016
Commercial	$555,342	$31,954	$16,734	$26,775	$—	$630,805
Commercial real estate, construction, land and land development	2,972,732	5,426	5,148	7,396	—	2,990,702
Residential real estate	629,081	1,897	370	3,197	—	634,545
Single-family interim construction	233,800	791	—	884	—	235,475
Agricultural	52,724	569	255	—	—	53,548
Consumer	27,215	12	3	300	—	27,530
Other	166	—	—	—	—	166
	$4,471,060	$40,649	$22,510	$38,552	$—	$4,572,771
The Company has acquired certain loans which experienced credit deterioration since origination (purchased credit impaired (PCI) loans). Accretion on PCI loans is based on estimated future cash flows, regardless of contractual maturity. No additional PCI loans were acquired during the three months ended March 31, 2017 and the year ended December 31, 2016.
The carrying amount of all acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
Outstanding balance	$38,380	$39,442
Carrying amount	33,930	34,678
There was no allocation established in the allowance for loan losses relating to PCI loans at March 31, 2017 or December 31, 2016.

The changes in accretable yield during the three months ended March 31, 2017 and 2016 in regard to loans transferred at acquisition for which it was probable that all contractually required payments would not be collected are presented in the table below.

	For the Three Months Ended March 31,
	2017	2016
Balance at January 1,	$1,526	$2,380
Additions	—	—
Accretion	(225)	(302)
Transfers from nonaccretable	270	—
Balance at March 31,	$1,571	$2,078

Note 5. Commitments and Contingencies

Financial Instruments with Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of this instrument. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At March 31, 2017 and December 31, 2016, the approximate amounts of these financial instruments were as follows:

	March 31,	December 31,
	2017	2016
Commitments to extend credit	$873,962	$865,668
Standby letters of credit	7,623	10,562
	$881,585	$876,230
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
Letters of credit are written conditional commitments used by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan arrangements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table above. If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of March 31, 2017 and December 31, 2016, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

Litigation
The Company is involved in certain legal actions arising from normal business activities. Management believes that the outcome of such proceedings will not materially affect the financial position, results of operations or cash flows of the Company.

Independent Bank is a party to a legal proceeding inherited in connection with its acquisition of BOH Holdings, Inc. and its subsidiary, Bank of Houston. Please see Part II, Item 1. for more details on this lawsuit.

Lease Commitments
The Company leases certain branch facilities and other facilities. Rent expense related to these leases amounted to $681 and $675 for the three months ended March 31, 2017 and 2016, respectively.

Note 6. Income Taxes

Income tax expense for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017	2016
Income tax expense for the period	$6,728	$6,162
Effective tax rate	30.0%	33.1%

The effective tax rates differ from the statutory federal tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans and the nontaxable earnings on bank owned life insurance. In addition, the effective tax rate differs for the period ended March 31, 2017 due to the excess tax benefit on restricted stock, which was recognized in income tax expense as a result of adopting ASU 2016-09, which became effective for the Company on January 1, 2017.

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

The following table represents assets reported on the consolidated balance sheets at their fair value on a recurring basis as of March 31, 2017 and December 31, 2016 by level within the ASC Topic 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017
Measured on a recurring basis:
Assets:
Investment securities available for sale:
U.S. treasuries	$3,158	$—	$3,158	$—
Government agency securities	135,708	—	135,708	—
Obligations of state and municipal subdivisions	103,366	—	103,366	—
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	108,177	—	108,177	—
December 31, 2016
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

In accordance with ASC Topic 820, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at March 31, 2017 and December 31, 2016, for which a nonrecurring change in fair value has been recorded:

		Fair Value Measurements at Reporting Date Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Period Ended Total Losses
March 31, 2017
Measured on a nonrecurring basis:
Assets:
Impaired loans	$3,135	$—	$—	$3,135	$500
Other real estate	—	—	—	—	—

December 31, 2016
Measured on a nonrecurring basis:
Assets:
Impaired loans	$968	$—	$—	$968	$708
Other real estate	340	—	—	340	52

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
In addition, mortgage loans held for sale are required to be measured at the lower of cost or fair value. The fair value of mortgage loans held for sale is based upon binding quotes or bids from third party investors. As of March 31, 2017 and December 31, 2016, all mortgage loans held for sale were recorded at cost.

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
Other borrowings: The fair value of private subordinated debentures are based upon prevailing rates on similar debt in the market place. The subordinated debentures that are publicly traded are valued based on indicative bid prices based upon market pricing observations in the current market.
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

The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instruments were as follows at March 31, 2017 and December 31, 2016:

			Fair Value Measurements at Reporting Date Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017
Financial assets:
Cash and cash equivalents	$515,123	$515,123	$515,123	$—	$—
Certificates of deposit held in other banks	5,892	5,943	—	5,943	—
Securities available for sale	350,409	350,409	—	350,409	—
Loans held for sale	5,081	5,081	—	5,081	—
Loans, net	4,666,653	4,636,219	—	4,632,901	3,318
FHLB of Dallas stock and other restricted stock	26,672	26,672	—	26,672	—
Accrued interest receivable	11,410	11,410	—	11,410	—
Financial liabilities:
Deposits	4,722,203	4,726,879	—	4,726,879	—
Accrued interest payable	2,398	2,398	—	2,398	—
FHLB advances	460,727	469,430	—	469,430	—
Other borrowings	107,388	110,550	—	110,550	—
Junior subordinated debentures	18,147	18,140	—	18,140	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2016
Financial assets:
Cash and cash equivalents	$505,027	$505,027	$505,027	$—	$—
Certificates of deposit held in other banks	2,707	2,733	—	2,733	—
Securities available for sale	316,435	316,435	—	316,435	—
Loans held for sale	9,795	9,795	—	9,795	—
Loans, net	4,539,063	4,532,364	—	4,532,086	278
FHLB of Dallas stock and other restricted stock	26,536	26,536	—	26,536	—
Accrued interest receivable	12,331	12,331	—	12,331	—
Financial liabilities:
Deposits	4,577,109	4,581,866	—	4,581,866	—
Accrued interest payable	4,020	4,020	—	4,020	—
FHLB advances	460,746	459,436	—	459,436	—
Other borrowings	107,299	110,000	—	110,000	—
Junior subordinated debentures	18,147	18,131	—	18,131	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

Note 8. Stock Awards and Stock Warrants
The Company grants common stock awards to certain employees of the Company. The common stock issued prior to 2013 vests five years from the date the award is granted and the related compensation expense is recognized over the vesting period. In connection with the initial public offering in April 2013, the Board of Directors adopted a new 2013 Equity Incentive Plan. Under this plan, the Compensation Committee may grant awards in the form of restricted stock, restricted stock rights, restricted stock units, qualified and nonqualified stock options, performance-based share awards and other equity-based awards. The Plan reserved 800,000 shares of common stock to be awarded by the Company’s compensation committee. The shares currently issued under the 2013 Plan are restricted and will vest evenly over the required employment period, generally ranging from three to five years. Shares granted under a previous plan prior to 2012 and those in and subsequent to 2013 under the 2013 Equity Incentive Plan were issued at the date of grant and receive dividends. Shares issued under a revised plan in 2012 are not outstanding shares of the Company until they vest and do not receive dividends. During the three months ended March 31, 2017, 11,040 shares that were issued under the 2012 Plan vested during the period.
The following table summarizes the activity in nonvested shares for the three months ended March 31, 2017 and 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2016	280,524	$36.88
Granted during the period	40,627	62.37
Vested during the period	(65,668)	31.23
Forfeited during the period	—	—
Nonvested shares, March 31, 2017	255,483	$42.38

Nonvested shares, December 31, 2015	373,572	$40.29
Granted during the period	66,220	29.91
Vested during the period	(44,220)	32.61
Forfeited during the period	(6,334)	42.25
Nonvested shares, March 31, 2016	389,238	$39.20
Compensation expense related to these awards is recorded based on the fair value of the award at the date of grant and totaled $970 and $1,220 for the three months ended March 31, 2017 and 2016, respectively. Compensation expense is recorded in salaries and employee benefits in the accompanying consolidated statements of income. At March 31, 2017, future compensation expense is estimated to be $8,015 and will be recognized over a remaining weighted average period of 2.76 years.
The fair value of common stock awards that vested during the three months ended March 31, 2017 and 2016 was $4,119 and $1,306, respectively. The Company has recorded $724 in excess tax benefits on vested restricted stock to income tax expense for the three months ended March 31, 2017 as a result of adopting ASU 2016-09. The Company recorded $(83) to additional paid in capital, which represents the income tax deficiency recognized on the vested shares for the three months ended March 31, 2016.
At March 31, 2017, the future vesting schedule of the nonvested shares is as follows:

First year	124,575
Second year	79,482
Third year	41,526
Fourth year	6,050
Fifth year	3,850
Total nonvested shares	255,483
The Company has warrants outstanding representing the right to purchase 147,341 shares of Company stock at $17.19 per share to certain Company directors and shareholders. The warrants were issued in return for the shareholders' agreement to repurchase the subordinated debt outstanding to an unaffiliated bank in the event of Company default. The warrants were recorded as equity awards at fair value and were being amortized over the term of the debt. The subordinated debt was paid off by the Company in 2013. The warrants expire in December 2018. During the three months ended March 31, 2017, warrants to purchase 3,203 shares of common stock were exercised and have been issued by the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, CET1 and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2017 and December 31, 2016, the Company and the Bank meet all capital adequacy requirements to which they are subject, including the capital buffer requirement.

As of March 31, 2017 and December 31, 2016, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized," the Bank must maintain minimum total risk based, CET1, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The actual capital amounts and ratios of the Company and Bank as of March 31, 2017 and December 31, 2016, are presented in the following table:

	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2017
Total capital to risk weighted assets:
Consolidated	$583,864	11.44%	$408,474	8.00%	N/A	N/A
Bank	572,757	11.22	408,247	8.00	$510,309	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	440,433	8.63	306,356	6.00	N/A	N/A
Bank	539,326	10.57	306,185	6.00	408,247	8.00
Common equity tier 1 to risk weighted assets
Consolidated	422,833	8.28	229,767	4.50	N/A	N/A
Bank	539,326	10.57	229,639	4.50	331,701	6.50
Tier 1 capital to average assets:
Consolidated	440,433	7.84	224,601	4.00	N/A	N/A
Bank	539,326	9.61	224,491	4.00	280,614	5.00

December 31, 2016
Total capital to risk weighted assets:
Consolidated	$568,808	11.38%	$399,698	8.00%	N/A	N/A
Bank	558,551	11.19	399,497	8.00	$499,371	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	427,217	8.55	299,774	6.00	N/A	N/A
Bank	526,960	10.55	299,623	6.00	399,497	8.00
Common equity tier 1 to risk weighted assets
Consolidated	409,617	8.20	224,830	4.50	N/A	N/A
Bank	526,960	10.55	224,717	4.50	324,591	6.50
Tier 1 capital to average assets:
Consolidated	427,217	7.82	218,612	4.00	N/A	N/A
Bank	526,960	9.65	218,517	4.00	273,146	5.00

Note 10. Subsequent Event

Carlile Bancshares, Inc.

On April 1, 2017, the Company acquired 100% of the outstanding stock of Carlile Bancshares, Inc. ("CBI"). and its subsidiary, Northstar Bank, Denton, Texas. This transaction gives the Company 24 branches in the DFW Metroplex and Austin area as well as 18 branches in Colorado. The Company issued 8,804,699 shares of Company stock and paid $17,463 in cash for the outstanding shares of CBI common stock.

The Company has recognized a provisional amount of goodwill of $362,922 which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair market value of identifiable assets acquired. The goodwill in this acquisition resulted from a combination of expected synergies and entrance into desirable Texas and Colorado markets. None of the goodwill recognized is expected to be deductible for income tax purposes.

The Company has incurred expenses related to the acquisition of approximately $146 for the three months ended March 31, 2017, which is included in acquisition expenses in the consolidated statements of income. The Company incurred expenses of $659 during the year ended December 31, 2016. Provisional estimates for loans, premises and equipment, goodwill, core deposit intangible and deposits have been recorded for the acquisition as final valuations are not yet available. The Company does not expect any significant differences from estimated values upon completion of the valuations. The Company is still evaluating the loan portfolio for credit-impaired and non-credit-impaired loan estimations, therefore, the amounts are not available for disclosure.

Estimated fair values of the assets acquired and liabilities assumed in this transaction as of the closing date are as follows:

Assets of acquired bank:
Cash and cash equivalents	$159,469
Securities available for sale	336,506
Loans	1,396,169
Premises and equipment	63,581
Other real estate owned	10,666
Goodwill	362,922
Core deposit intangible	15,623
Other assets	92,696
Total assets acquired	$2,437,632

Liabilities of acquired bank:
Deposits	$1,834,655
Junior subordinated debentures	12,566
Other liabilities	20,893
Total liabilities assumed	$1,868,114
Common stock issued at $62.70 per share	$552,055
Cash paid	$17,463
To determine pro forma information, the Company adjusted its 2017 and 2016 historical results to include the historical results for CBI for the three months ended March 31, 2017 and 2016 and the year ended December 31, 2016. Pro forma net income for the three months ended March 31, 2017 and 2016 was $23,763 and $17,985, respectively, and pro forma revenue was $88,564 and $84,853, respectively, had the transaction occurred as of January 1, 2016. Pro forma net income for the year ended December 31, 2016 was $69,391 and pro forma revenue was $350,067 had the transaction occurred on January 1, 2016. Nonrecurring adjustments directly attributable to the acquisition included in the pro forma revenues and net income were expenses related to professional fees, integration costs, as well as change of control and noncompete agreements. For the three months ended March 31, 2017 and 2016 and the year ended December 31, 2016, these expenses totaled $16,339, $0, and $659, respectively.

Declaration of Dividends

On April 26, 2017, the Company declared a quarterly cash dividend in the amount of $0.10 per share of common stock to the stockholders of record on May 8, 2017. The dividend will be paid on May 18, 2017.

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

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the SEC and the Public Company Accounting Oversight Board;

•	governmental monetary and fiscal policies;

•	changes in the scope and cost of FDIC insurance and other coverage;

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

Overview
This Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s financial condition and results of operation as reflected in the interim consolidated financial statements and accompanying notes appearing in this Quarterly Report on Form 10-Q. This section should be read in conjunction with the Company’s interim consolidated financial statements and accompanying notes included elsewhere in this report and with the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2016.

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

During the three months ended March 31, 2017, the Company operated 41 full service banking locations, with 23 located in the Dallas/North Texas region, seven located in the Austin/Central Texas region and 11 in the Houston region. See subsequent event footnote in the financial statements for recent acquisition, which resulted in additional branch locations. The Company’s headquarters are located at 1600 Redbud, Suite 400, McKinney, Texas 75069, and its telephone number is (972) 562-9004. The Company’s website address is www.ibtx.com. Information contained on the Company’s website is not incorporated by reference into this Quarterly Report on Form 10-Q and is not part of this or any other report.
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

Discussion and Analysis of Results of Operations for the Three Months Ended March 31, 2017 and 2016

The following discussion and analysis of our results of operations compares our results of operations for the three months ended March 31, 2017 with the three months ended March 31, 2016. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results of operations that may be expected for all of the year ending December 31, 2017.
Results of Operations
For the three months ended March 31, 2017, net income was $15.7 million ($0.82 per common share on a diluted basis) compared with net income after preferred stock dividends of $12.4 million ($0.67 per common share on a diluted basis) for the three months ended March 31, 2016. The Company posted annualized returns on average common equity of 9.33% and 8.10%, returns on average assets of 1.08% and 0.95% and efficiency ratios of 53.44% and 56.89% for the three months ended March 31, 2017 and 2016, respectively. The efficiency ratio is calculated by dividing total noninterest expense (which does not include the provision for loan losses) by net interest income plus noninterest income.
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
Net interest income was $47.9 million for the three months ended March 31, 2017, an increase of $2.2 million, or 4.8%, from $45.7 million for the three months ended March 31, 2016. This increase is due primarily to a $794 million increase, or 17.6%, in average interest earning assets to $5.3 billion for the three months ended March 31, 2017 compared to $4.5 billion for the three months ended March 31, 2016. The increases in interest-earning assets and interest-bearing deposits is primarily due to strong organic growth. The average yield on interest earning assets decreased 32 basis points from 4.60% for the three months ended March 31, 2016 to 4.28% for the three months ended March 31, 2017 primarily due to a decrease in the loan yield from 4.98% for the three months ended March 31, 2016 to 4.71% for the three months ended March 31, 2017. The decrease is primarily related to lower accretion income on acquired loans during the period, which resulted in an 11 basis point decrease, but is also reflective of lower loan yields due to a flattened yield curve and a shift to a higher mix of variable rate loans in the second half of 2016. The average cost of interest-bearing liabilities increased 15 basis points to 0.80% for the three months ended March 31, 2017 compared to 0.65% for the three months ended March 31, 2016. This change was primarily due to an increase in the cost of other borrowings due to the issuance of subordinated debt in 2016 and higher rates paid on our deposit products, primarily our public fund and variable rate brokered deposit accounts. The aforementioned changes resulted in a 41 basis point decrease in the net interest margin for the three months ended March 31, 2017 to 3.67% compared to 4.08% for the three months ended March 31, 2016.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis.  The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2017 and 2016. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances.

	Three Months Ended March 31,
	2017			2016
	Average Outstanding Balance	Interest	Yield/ Rate (3)	Average Outstanding Balance	Interest	Yield/ Rate (3)
(dollars in thousands)
Interest-earning assets:
Loans (1)	$4,631,918	$53,744	4.71%	$4,031,322	$49,910	4.98%
Taxable securities	242,822	764	1.28	208,740	730	1.41
Nontaxable securities	81,773	541	2.68	74,609	451	2.43
Interest-bearing deposits and other	338,034	890	1.07	185,855	373	0.81
Total interest-earning assets	5,294,547	$55,939	4.28	4,500,526	$51,464	4.60
Noninterest-earning assets	585,926			741,763
Total assets	$5,880,473			$5,242,289
Interest-bearing liabilities:
Checking accounts	$1,938,628	$2,166	0.45	$1,593,295	$1,745	0.44
Savings accounts	168,328	66	0.16	144,315	64	0.18
Money market accounts	566,833	1,056	0.76	504,616	459	0.37
Certificates of deposit	846,610	1,741	0.83	825,353	1,383	0.67
Total deposits	3,520,399	5,029	0.58	3,067,579	3,651	0.48
FHLB advances	460,733	1,171	1.03	435,730	1,001	0.92
Repurchase agreements and other borrowings	107,356	1,705	6.44	72,297	1,003	5.58
Junior subordinated debentures	18,147	167	3.73	18,147	149	3.30
Total interest-bearing liabilities	4,106,635	8,072	0.80	3,593,753	5,804	0.65
Noninterest-bearing checking accounts	1,073,703			1,016,032
Noninterest-bearing liabilities	18,701			11,026
Stockholders’ equity	681,434			621,478
Total liabilities and equity	$5,880,473			$5,242,289
Net interest income		$47,867			$45,660
Interest rate spread			3.48%			3.95%
Net interest margin (2)			3.67			4.08
Average interest earning assets to interest bearing liabilities			128.93			125.23

(1)	Average loan balances include nonaccrual loans.

(2)
Net interest margins for the periods presented represent: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.

(3)	Yield and rates for the three month periods are annualized.

Provision for Loan Losses
Management actively monitors the Company’s asset quality and provides specific loss provisions when necessary. Provisions for loan losses are charged to income to bring the total allowance for loan losses to a level deemed appropriate by management based on such factors as historical loss experience, trends in classified loans and past dues, the volume, concentrations, and growth in the loan portfolio, current economic conditions and the value of collateral.
Loans are charged off against the allowance for loan losses when determined appropriate. Although management believes it uses the best information available to make determinations with respect to the provision for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the determination.
The Company recorded a $2.0 million provision for loan losses for the three months ended March 31, 2017 compared to $3.0 million for the comparable period in 2016. Provision expense is directly related to organic loan growth and net charge-offs during the respective periods. The increased provision for first quarter 2016 also reflected increased reserve allocations related to the risks associated with the energy portfolio due to commodity price volatility during the majority of 2016. Net charge-offs were $183 thousand and $56 thousand for the three months ended March 31, 2017 and 2016, respectively.
Noninterest Income
The following table sets forth the components of noninterest income for the three months ended March 31, 2017 and 2016 and the period-over-period variations in such categories of noninterest income:

	Three Months Ended March 31,		Variance
(dollars in thousands)	2017	2016	2017 v. 2016
Noninterest Income
Service charges on deposit accounts	$1,927	$1,695	$232
Mortgage fee income	1,267	1,376	(109)
Gain on sale of other real estate	—	43	(43)
Gain on sale of premises and equipment	5	38	(33)
Increase in cash surrender value of bank owned life insurance	399	265	134
All other noninterest income	985	1,053	(68)
Total noninterest income	$4,583	$4,470	$113
Total noninterest income increased $113 thousand, or 2.5% for the three ended March 31, 2017 over same period in 2016. Significant changes in the components of noninterest income are discussed below.
Service charges on deposit accounts. Service charges on deposit accounts increased $232 thousand, or 13.7% for the three months ended March 31, 2017, as compared to the same period in 2016. The increase in services charges is due to a new deposit fee schedule implemented in third quarter 2016 in addition to organic deposit growth.
Mortgage fee income. Mortgage fee income for the three ended March 31, 2017 decreased $109 thousand, or 7.9% compared to the same period in 2016. This decrease is due to a drop in market activity related to seasonality and an increase in interest rates.
Increase in cash surrender value of bank owned life insurance (BOLI). BOLI income increased $134 thousand, or 50.6% for the three months ended March 31, 2017, as compared to the same period in 2016. The increase is a result of $15 million in policies purchased at the end of second quarter 2016.

Noninterest Expense
Noninterest expense decreased $491 thousand, or 1.7% for the three months ended March 31, 2017 as compared to the same period in 2016. The following table sets forth the components of the Company’s noninterest expense for the three months ended March 31, 2017 and 2016 and the period-over-period variations in such categories of noninterest expense:

	Three Months Ended March 31,		Variance
(dollars in thousands)	2017	2016	2017 v. 2016
Noninterest Expense
Salaries and employee benefits	$16,837	$16,774	$63
Occupancy	3,872	4,040	(168)
Data processing	1,288	1,182	106
FDIC assessment	878	726	152
Advertising and public relations	297	295	2
Communications	475	535	(60)
Other real estate owned expense, net	37	33	4
Impairment of other real estate	—	55	(55)
Core deposit intangible amortization	492	488	4
Professional fees	773	660	113
Acquisition expense, including legal	146	639	(493)
Other	2,933	3,092	(159)
Total noninterest expense	$28,028	$28,519	$(491)

FDIC Assessment. FDIC assessment expense increased $152 thousand, or 20.9% for the three months ended March 31, 2017 compared to the same period in 2016. The higher assessment is associated with an increase in deposit accounts due to organic growth.
Acquisition Expenses. Acquisition expenses decreased $493 thousand, or 77.2% for the three months ended March 31, 2017 compared to the same period in 2016. The decrease in acquisition expenses over the prior year is due to elevated fees incurred during first quarter 2016 relating to the core conversion of Grand Bank.
Occupancy and Other.  Occupancy and other noninterest expense decreased by $168 thousand and $159 thousand, or 4.2% and 5.1%, respectively, for the three months ended March 31, 2017 compared to the same period in 2016. The majority of the decrease in these categories from prior year is generally due to increased operational efficiency as a result of the Grand Bank conversion in first quarter 2016 in addition to decreased operational costs related to efficiencies implemented in 2016.
Income Tax Expense
Income tax expense was $6.7 million and $6.2 million for the three months ended March 31, 2017 and 2016, respectively. The effective tax rates were 30.0% and 33.1% for the three months ended March 31, 2017 and 2016, respectively. The lower tax rate in the first quarter 2017 was due to the adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which resulted in recording $724 thousand in tax benefits related to restricted stock vesting into income tax expense during first quarter 2017.

Discussion and Analysis of Financial Condition
The following discussion and analysis of the Company’s financial condition discusses and analyzes the financial condition of the Company as of March 31, 2017 and December 31, 2016.
Assets
The Company’s total assets increased by $169.8 million, or 2.9%, to $6.0 billion as of March 31, 2017 from $5.9 billion at December 31, 2016.
Loan Portfolio
The following table presents the balance and associated percentage of each major category in our loan portfolio as of March 31, 2017 and December 31, 2016:

(dollars in thousands)	March 31, 2017		December 31, 2016
Commercial	$601,985	12.7%	$630,805	13.7%
Real estate:
Commercial	2,562,743	54.4	2,459,221	53.7
Commercial construction, land and land development	573,623	12.2	531,481	11.6
Residential (1)	652,650	13.9	644,340	14.1
Single family interim construction	237,740	5.1	235,475	5.1
Agricultural	52,515	1.1	53,548	1.2
Consumer	26,224	0.6	27,530	0.6
Other	112	—	166	—
	4,707,592	100.0%	4,582,566	100.0%
Deferred loan fees	(2,427)		(2,117)
Allowance for loan losses	(33,431)		(31,591)
Total loans, net	$4,671,734		$4,548,858

(1) Includes mortgage loans held for sale as of March 31, 2017 and December 31, 2016 of $5.1 million and $9.8 million, respectively.

Our loan portfolio is the largest category of our earning assets. As of March 31, 2017 and December 31, 2016, loans, net of allowance for loan losses, totaled $4.672 billion and $4.549 billion, respectively, which is an increase of 2.7% between the two dates.

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

(dollars in thousands)	March 31, 2017	December 31, 2016
Nonaccrual loans
Commercial	$8,196	$7,718
Real estate:
Commercial real estate, construction, land and land development	1,666	5,885
Residential real estate	1,031	866
Single family interim construction	—	884
Consumer	264	273
Total nonaccrual loans (1)	11,157	15,626
Loans delinquent 90 days or more and still accruing
Total loans delinquent 90 days or more and still accruing	—	—
Troubled debt restructurings, not included in nonaccrual loans
Commercial	—	1
Real estate:
Commercial real estate, construction, land and land development	1,177	1,204
Residential real estate	1,008	1,011
Total troubled debt restructurings, not included in nonaccrual loans	2,185	2,216
Total nonperforming loans	13,342	17,842
Other real estate owned and other repossessed assets:
Commercial real estate, construction, land and land development	783	783
Residential Real Estate	1,189	1,189
Single family interim construction	924	—
Consumer	—	4
Total other real estate owned and other repossessed assets	2,896	1,976
Total nonperforming assets	$16,238	$19,818
Ratio of nonperforming loans to total loans	0.28%	0.39%
Ratio of nonperforming assets to total assets	0.27	0.34

(1)	Nonaccrual loans include troubled debt restructurings of $204 thousand and $209 thousand as of March 31, 2017 and December 31, 2016, respectively.

Nonaccrual loans decreased to $11.2 million at March 31, 2017 from $15.6 million as of December 31, 2016. Troubled debt restructurings that were not on nonaccrual status totaled $2.2 million at both March 31, 2017 and December 31, 2016. The decrease in nonaccruals was primarily due to the payoffs of two commercial real estate loans totaling $5.8 million and the foreclosure of a single-family interim construction property totaling $884 thousand offset by four loans totaling $2.7 million that were placed on nonaccrual during the current quarter. The net increase in other real estate owned and repossessed assets is due to the addition of the single-family interim construction property foreclosure discussed above.
As of March 31, 2017, the Company had a total of 54 substandard loans with an aggregate principal balance of $20.7 million that were not currently impaired loans, nonaccrual loans, 90 days past due loans or troubled debt restructurings, but where the Company had information about possible credit problems of the borrowers that caused the Company’s management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that could result in those loans becoming nonaccrual loans, 90 days past due loans or troubled debt restructurings in the future.
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
Allowance for Loan Losses. The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The Company’s allowance for loan losses represents the Company’s estimate of probable and reasonably estimable loan losses inherent in loans held for investment as of the respective balance sheet date. The Company’s methodology for assessing the adequacy of the allowance for loan losses includes a general allowance for performing loans, which are grouped based on similar characteristics, and an allocated allowance for individual impaired loans. Actual credit losses or recoveries are charged or credited directly to the allowance. As of March 31, 2017, the allowance for loan losses amounted to $33.4 million, or 0.71% of total loans, compared with $31.6 million, or 0.69% of total loans as of December 31, 2016. The increase in the allowance is primarily due to general reserves for organic loan growth.
The allowance for loan losses to nonperforming loans has increased from 177.06% at December 31, 2016 to 250.57% at March 31, 2017. Nonperforming loans have decreased to $13.3 million at March 31, 2017 compared to $17.8 million at December 31, 2016 primarily due to the payoff of two commercial real estate loans and the foreclosure of single-family interim construction property as discussed above.

Securities Available for Sale
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit, interest rate and duration risk. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions.
There were no sales of securities for the three months ended March 31, 2017 and 2016. Securities represented 5.8% and 5.4% of the Company’s total assets at March 31, 2017 and December 31, 2016, respectively.
Management evaluates securities for other-than-temporary impairment (OTTI) on at least a quarterly basis and more frequently when economic of market conditions warrant such an evaluation. Management does not intend to sell any debt securities it holds and believes the Company more likely than not will not be required to sell any debt securities it holds before their anticipated recovery, at which time the Company will receive full value for the securities. Management has the ability and intent to hold the securities classified as available for sale that were in a loss position as of March 31, 2017 for a period of time sufficient for an entire recovery of the cost basis of the securities. For those securities that are impaired, the unrealized losses are largely due to interest rate changes. The fair value is expected to recover as the securities approach their maturity date. Management believes any impairment in the Company’s securities at March 31, 2017 is temporary and no other-than-temporary impairment has been realized in the Company’s consolidated financial statements.

Capital Resources and Regulatory Capital Requirements

Total stockholder’s equity was $688.5 million at March 31, 2017 compared with $672.4 million at December 31, 2016, an increase of approximately $16.1 million. The increase was due primarily to net income of $15.7 million earned by the Company during the three months ended March 31, 2017 as well as stock based compensation of $970 thousand and an increase of $1.3 million in unrealized gain on available for sale securities offset by dividends paid of $1.9 million.

As of March 31, 2017, the Company exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	As of March 31, 2017
	Actual	Required to be considered well capitalized	Required to be considered adequately capitalized
	Ratio	Ratio	Ratio
Tier 1 capital to average assets ratio	7.84%	≥5.00%	4.00-5.00%
Common equity tier 1 capital to risk-weighted assets ratio	8.28	≥6.50	4.50-6.50
Tier 1 capital to risk-weighted assets ratio	8.63	≥8.00	6.00-8.00
Total capital to risk-weighted assets ratio	11.44	≥10.00	8.00-10.00
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
In addition to the liquidity provided by the sources described above, Independent Bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of March 31, 2017, the Bank had established federal funds lines of credit with nine unaffiliated banks totaling $225.0 million with no amounts advanced against those lines at that time. The Company also participates with an exchange that provides direct overnight borrowings with other financial institutions with a borrowing capacity of $75 million and none outstanding as of March 31, 2017. The Company has an unsecured line of credit totaling $50.0 million at two unaffiliated commercial banks. Based on the values of stock, securities, and loans pledged as collateral, as of March 31, 2017, the Company had additional borrowing capacity with the FHLB of $905.7 million. In addition, the Company maintains a secured line of credit with the Federal Reserve Bank with an availability to borrow $372.4 million.
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
Other than normal changes in the ordinary course of business, there have been no significant changes in the types of contractual obligations or amounts due since December 31, 2016.
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
Independent Bank’s commitments to extend credit and outstanding standby letters of credit were $874.0 million and $7.6 million, respectively, as of March 31, 2017. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. The Company manages the Company’s liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that the Company will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.

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
Goodwill and Core Deposit Intangible. The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. Under current accounting standards, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, no further testing is necessary. If the Company concludes otherwise, then it is required to perform the first step of the two step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. The Company performs its impairment test annually as of December 31. There have been no circumstances since December 31, 2016 that would indicate any impairment has occurred, therefore, management does not believe goodwill is impaired as of March 31, 2017.
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

Recent Acquisition
On November 21, 2016, the Company entered into a definitive reorganization agreement to acquire Carlile Bancshares, Inc., a Texas corporation ("CBI") and its subsidiary, Northstar Bank, Denton, Texas, a Texas state chartered bank. The Company completed this acquisition on April 1, 2017. Pursuant to the reorganization agreement, CBI was merged with and into the Company, with the Company continuing as the surviving company, such merger being referred to as the “Carlile acquisition.” At the effective time of the Carlile acquisition, CBI ceased to exist. Immediately following the Carlile acquisition, Northstar Bank was merged with and into Independent Bank, with Independent Bank being the surviving bank. The existing locations of Northstar Bank became banking centers of Independent Bank. Under the terms of the Carlile acquisition, the Company acquired all of the outstanding shares of CBI's common stock and outstanding securities convertible into CBI common in exchange for the Company’s issuance of 8,804,699 shares of its common stock and approximately $17.4 million in cash.

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
Our interest rate risk model indicated that we were in a balanced rate sensitive position as of March 31, 2017. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income based on the interest rate risk model as of March 31, 2017:

Hypothetical Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
200	(1.28)%
100	(0.59)%
(100)	2.48%

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
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. RISK FACTORS

In evaluating an investment in our securities, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, in the information contained in this Quarterly Report on Form 10-Q and our other reports and registrations statements, and, with respect to our 5.875% Subordinated Notes due August 1, 2024, in the Prospectus Supplement filed pursuant to Rule 424(b)(5) on June 23, 2016, in each case as filed with the SEC.

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

Exhibit 3.8	Certificate of Merger, dated March 31, 2017, of Carlile Bancshares, Inc. with and into Independent Bank Group, Inc.*

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

Exhibit 10.1
CBI Nominee Agreement, dated March 28, 2017, by and among the Registrant and Tom C. Nichols, which is incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Independent Bank Group, Inc. filed with the SEC on April 14, 2017.

Exhibit 10.2
CBI Nominee Agreement, dated as of March 28, 2017, by and among the Registrant and Trident IV PF Depository Holdings, LLC and Trident IV Depository Holdings, LLC, which is incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Independent Bank Group, Inc. filed with the SEC on April 14, 2017.

Exhibit 10.3
CBI Nominee Agreement, dated March 28, 2017, by and among the Registrant and LEP Carlile Holdings, LLC, which is incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Independent Bank Group, Inc. filed with the SEC on April 14, 2017.

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

Independent Bank Group, Inc.

Date: April 27, 2017	By: /s/ David R. Brooks

David R. Brooks
Chairman, Chief Executive Officer and President

Date: April 27, 2017	By: /s/ Michelle S. Hickox

Michelle S. Hickox
Executive Vice President
Chief Financial Officer