Form 10-Q
period 2017-06-30
Independent Bank Group, Inc.
filed 2017-07-27
CIK 1564618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2017.
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
Common Stock, Par Value $0.01 Per Share – 27,790,144 shares as of July 26, 2017.

INDEPENDENT BANK GROUP, INC. AND SUBSIDIARIES
Form 10-Q
June 30, 2017

***

Independent Bank Group, Inc. and Subsidiaries

Consolidated Balance Sheets
June 30, 2017 (unaudited) and December 31, 2016
(Dollars in thousands, except share information)

	June 30,	December 31,
Assets	2017	2016

Cash and due from banks	$238,796	$158,686
Interest-bearing deposits in other banks	331,104	336,341
Federal funds sold	10,000	10,000
Cash and cash equivalents	579,900	505,027
Certificates of deposit held in other banks	15,692	2,707
Securities available for sale, at fair value	754,139	316,435
Loans held for sale	25,218	9,795
Loans, net	6,200,978	4,539,063
Premises and equipment, net	151,175	89,898
Other real estate owned	11,476	1,972
Federal Home Loan Bank (FHLB) of Dallas stock and other restricted stock	28,928	26,536
Bank-owned life insurance (BOLI)	111,603	57,209
Deferred tax asset	22,291	9,631
Goodwill	607,263	258,319
Core deposit intangible, net	48,992	14,177
Other assets	36,324	22,032
Total assets	$8,593,979	$5,852,801

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$1,885,138	$1,117,927
Interest-bearing	4,784,150	3,459,182
Total deposits	6,669,288	4,577,109

FHLB advances	460,707	460,746
Repurchase agreements	16,164	—
Other borrowings	107,478	107,299
Junior subordinated debentures	27,555	18,147
Other liabilities	53,195	17,135
Total liabilities	7,334,387	5,180,436
Commitments and contingencies
Stockholders’ equity:
Preferred stock (0 and 0 shares outstanding, respectively)	—	—
Common stock (27,790,144 and 18,870,312 shares outstanding, respectively)	278	189
Additional paid-in capital	1,108,608	555,325
Retained earnings	147,086	117,951
Accumulated other comprehensive income (loss)	3,620	(1,100)
Total stockholders’ equity	1,259,592	672,365
Total liabilities and stockholders’ equity	$8,593,979	$5,852,801
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Income
Three and Six Months Ended June 30, 2017 and 2016 (unaudited)
(Dollars in thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income:
Interest and fees on loans	$75,194	$50,418	$128,938	$100,328
Interest on taxable securities	2,303	764	3,067	1,494
Interest on nontaxable securities	992	444	1,533	895
Interest on interest-bearing deposits and other	1,394	315	2,284	688
Total interest income	79,883	51,941	135,822	103,405
Interest expense:
Interest on deposits	6,981	3,923	12,010	7,574
Interest on FHLB advances	1,351	998	2,522	1,999
Interest on repurchase agreements and other borrowings	1,716	987	3,421	1,990
Interest on junior subordinated debentures	335	150	502	299
Total interest expense	10,383	6,058	18,455	11,862
Net interest income	69,500	45,883	117,367	91,543
Provision for loan losses	2,472	2,123	4,495	5,120
Net interest income after provision for loan losses	67,028	43,760	112,872	86,423
Noninterest income:
Service charges on deposit accounts	3,760	1,752	5,687	3,447
Mortgage fee income	5,019	2,021	6,286	3,397
(Loss) gain on sale of other real estate	(36)	10	(36)	53
Gain on sale of securities available for sale	52	4	52	4
Gain on sale of premises and equipment	1	3	6	41
Increase in cash surrender value of BOLI	782	270	1,181	535
Other	1,417	869	2,402	1,922
Total noninterest income	10,995	4,929	15,578	9,399
Noninterest expense:
Salaries and employee benefits	27,089	19,567	43,926	36,341
Occupancy	6,147	4,041	10,019	8,081
Data processing	2,615	1,203	3,903	2,385
FDIC assessment	1,201	869	2,079	1,595
Advertising and public relations	317	251	614	546
Communications	852	550	1,327	1,085
Net other real estate owned expenses (including taxes)	125	2	162	35
Other real estate impairment	120	—	120	55
Core deposit intangible amortization	1,410	492	1,902	980
Professional fees	1,166	977	1,939	1,637
Acquisition expense, including legal	5,673	90	5,819	729
Other	4,613	2,981	7,546	6,073
Total noninterest expense	51,328	31,023	79,356	59,542
Income before taxes	26,695	17,666	49,094	36,280
Income tax expense	8,561	5,857	15,289	12,019
Net income	$18,134	$11,809	$33,805	$24,261
Basic earnings per share	$0.65	$0.64	$1.45	$1.31
Diluted earnings per share	$0.65	$0.64	$1.44	$1.31

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income
Three and Six Months Ended June 30, 2017 and 2016 (unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$18,134	$11,809	$33,805	$24,261
Other comprehensive income before tax:
Change in net unrealized gains on available for sale securities during the year	5,314	1,407	7,314	2,612
Reclassification adjustment for gain on sale of securities available for sale included in net income	(52)	(4)	(52)	(4)
Other comprehensive income before tax	5,262	1,403	7,262	2,608
Income tax expense	1,842	491	2,542	913
Other comprehensive income, net of tax	3,420	912	4,720	1,695
Comprehensive income	$21,554	$12,721	$38,525	$25,956

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2017 and 2016 (unaudited)
(Dollars in thousands, except for par value, share and per share information)

	Preferred Stock $.01 Par Value 10 million shares authorized	Common Stock $.01 Par Value 100 million shares authorized		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
		Shares	Amount
Balance, December 31, 2016	$—	18,870,312	$189	$555,325	$117,951	$(1,100)	$672,365
Net income	—	—	—	—	33,805	—	33,805
Other comprehensive income, net of tax	—	—	—	—	—	4,720	4,720
Stock issued for acquisition of bank, net of offering costs of $942	—	8,804,699	88	551,063	—	—	551,151
Restricted stock granted	—	111,930	1	(1)	—	—	—
Stock based compensation expense	—	—	—	2,166	—	—	2,166
Exercise of warrants	—	3,203	—	55	—	—	55
Cash dividends ($0.20 per share)	—	—	—	—	(4,670)	—	(4,670)
Balance, June 30, 2017	$—	27,790,144	$278	$1,108,608	$147,086	$3,620	$1,259,592

Balance, December 31, 2015	$—	18,399,194	$184	$530,107	$70,698	$2,382	$603,371
Net income	—	—	—	—	24,261	—	24,261
Other comprehensive income, net of tax	—	—	—	—	—	1,695	1,695
Restricted stock forfeited	—	(6,036)	—	—	—	—	—
Restricted stock granted	—	82,820	1	(1)	—	—	—
Income tax deficiency on restricted stock vested	—	—	—	(378)	—	—	(378)
Stock based compensation expense	—	—	—	3,641	—	—	3,641
Preferred stock dividends	—	—	—	—	(8)	—	(8)
Cash dividends ($0.16 per share)	—	—	—	—	(2,954)	—	(2,954)
Balance, June 30, 2016	$—	18,475,978	$185	$533,369	$91,997	$4,077	$629,628

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Six Months Ended June 30, 2017 and 2016 (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$33,805	$24,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	4,036	3,306
Accretion income recognized on acquired loans	(2,066)	(3,362)
Amortization of core deposit intangibles	1,902	980
Amortization of premium on securities, net	1,635	812
Amortization of discount and origination costs on borrowings	228	64
Stock based compensation expense	2,166	3,641
Excess tax benefit on restricted stock vested	(1,244)	—
FHLB stock dividends	(189)	(103)
Gain on sale of securities available for sale	(52)	(4)
Gain on sale of premises and equipment	(6)	(41)
Loss (gain) on sale of other real estate	36	(53)
Impairment of other real estate	120	55
Deferred tax expense (benefit)	2,036	(388)
Provision for loan losses	4,495	5,120
Increase in cash surrender value of life insurance	(1,181)	(535)
Originations of loans held for sale	(191,220)	(133,684)
Proceeds from sale of loans held for sale	188,579	132,041
Net change in other assets	(6,229)	446
Net change in other liabilities	(5,672)	2,068
Net cash provided by operating activities	31,179	34,624
Cash flows from investing activities:
Proceeds from maturities, calls and pay downs of securities available for sale	699,005	399,799
Proceeds from sale of securities available for sale	16,810	5,399
Purchases of securities available for sale	(778,030)	(417,911)
Purchases of certificates held in other banks	(1,960)	—
Maturities of certificates held in other banks	—	48,860
Purchase of bank owned life insurance contracts	—	(15,000)
Net redemptions (purchases) of FHLB stock	8,907	(12,020)
Net loans originated - held for investment	(273,256)	(259,286)
Net loans originated - mortgage warehouse	(19,895)	—
Additions to premises and equipment	(1,756)	(3,564)
Proceeds from sale of premises and equipment	10	163
Proceeds from sale of other real estate owned	1,235	1,122
Capitalized additions to other real estate owned	(853)	—
Cash received from acquired banks	148,444	—
Cash paid in connection with acquisitions	(17,773)	—
Net cash used in investing activities	(219,112)	(252,438)
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	316,272	213,324
Net decrease in time deposits	(46,031)	(53,886)
Proceeds from FHLB advances	—	525,000
Repayments of FHLB advances	(39)	(342,541)
Net change in repurchase agreements	(1,839)	8,528
Repayments of other borrowings	—	(5,798)
Proceeds from other borrowings	—	43,413
Proceeds from exercise of common stock warrants	55	—
Redemption of preferred stock	—	(23,938)
Offering costs paid in connection with acquired banks	(942)	—
Dividends paid	(4,670)	(2,962)
Net cash provided by financing activities	262,806	361,140
Net change in cash and cash equivalents	74,873	143,326
Cash and cash equivalents at beginning of year	505,027	293,279
Cash and cash equivalents at end of period	$579,900	$436,605

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Note 1. Summary of Significant Accounting Policies
Nature of Operations: Independent Bank Group, Inc. (IBG) through its subsidiary, Independent Bank, a Texas state banking corporation (Bank) (collectively known as the Company), provides a full range of banking services to individual and corporate customers in the North, Central and Houston, Texas areas and along the Colorado Front Range, through its various branch locations in those areas. The Company is engaged in traditional community banking activities, which include commercial and retail lending, deposit gathering, investment and liquidity management activities. The Company’s primary deposit products are demand deposits, money market accounts and certificates of deposit, and its primary lending products are commercial business and real estate, real estate mortgage and consumer loans.
Basis of Presentation: The accompanying consolidated financial statements include the accounts of IBG, its wholly-owned subsidiaries, the Bank, IBG Adriatica Holdings, Inc. (Adriatica) and Carlile Capital, LLC and the Bank’s wholly-owned subsidiaries, IBG Real Estate Holdings, Inc., IBG Aircraft Company III, Preston Grand, Inc, Goldome Financial, LLC, McKinney Avenue Holdings, Inc. and its wholly owned subsidiary, McKinney Avenue SPE 1, Inc. Adriatica, McKinney Avenue Holdings, Inc. and its subsidiary are currently not active entities. On April 1, 2017, the Company acquired Carlile Bancshares, Inc. (Carlile) and its wholly owned subsidiaries, Carlile Capital, LLC and Northstar Bank of Texas (Northstar) and it's wholly owned subsidiary, Goldome Financial, LLC. Carlile has been merged into the Company and dissolved and Northstar has been merged with the Bank as of acquisition date. Carlile Capital holds and manages non-performing assets, including loans and other real estate owned and Goldome Financial is a mortgage warehouse company. See Note 10, Business Combination for more details of the Carlile acquisition.
All material intercompany transactions and balances have been eliminated in consolidation. In addition, the Company wholly-owns IB Trust I (Trust I), IB Trust II (Trust II), IB Trust III (Trust III), IB Centex Trust I (Centex Trust I), Community Group Statutory Trust I (CGI Trust I), Northstar Statutory Trust II (Northstar Trust II) and Northstar Statutory Trust III (Northstar Trust III). Northstar Trust II and Northstar Trust III were acquired in the acquisition of Carlile Bancshares. The Trusts were formed to issue trust preferred securities and do not meet the criteria for consolidation.
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

New Accounting Pronouncement: ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting was effective for the Company on January 1, 2017. ASU 2016-09 requires that all income tax effects related to vestings of share-based payment awards be reported in earnings as an increase (or decrease) to income tax expense. Previously, excess income tax benefits of a vested award were reported as an increase (or decrease) to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax benefits recognized in earnings during the award's vesting period. The requirement to report those income tax effects in earnings has been applied to vestings occurring on or after January 1, 2017 and resulted in recording a $1,244 tax benefit for the six months ended June 30, 2017. ASU 2016-09 also requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. We have elected to apply that change in cash flow classification on a prospective basis. The impact of this change and that of the remaining provisions of ASU 2016-09 did not have significant impact on our financial statements.

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
Earnings per share: Basic earnings per common share are net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. The unvested share-based payment awards that contain rights to non forfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock warrants. The participating nonvested common stock was not included in dilutive shares as it was anti-dilutive for the three and six months ended June 30, 2017 and 2016. Proceeds from the assumed exercise of dilutive stock warrants are assumed to be used to repurchase common stock at the average market price.
The following table presents a reconciliation of net income available to common shareholders and the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic earnings per share:
Net income	$18,134	$11,809	$33,805	$24,261
Less: Preferred stock dividends	—	—	—	(8)
Net income after preferred stock dividends	18,134	11,809	33,805	24,253
Less:
Undistributed earnings allocated to participating securities	134	174	301	385
Dividends paid on participating securities	24	25	48	53
Net income available to common shareholders	$17,976	$11,610	$33,456	$23,815
Weighted-average basic shares outstanding	27,541,007	18,157,372	23,128,653	18,123,585
Basic earnings per share	$0.65	$0.64	$1.45	$1.31
Diluted earnings per share:
Net income available to common shareholders	$17,976	$11,610	$33,456	$23,815
Total weighted-average basic shares outstanding	27,541,007	18,157,372	23,128,653	18,123,585
Add dilutive stock warrants	104,901	77,892	106,050	70,721
Total weighted-average diluted shares outstanding	27,645,908	18,235,264	23,234,703	18,194,306
Diluted earnings per share	$0.65	$0.64	$1.44	$1.31
Anti-dilutive participating securities	92,658	35,504	109,465	38,533

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

	Six Months Ended June 30,
	2017	2016
Cash transactions:
Interest expense paid	$17,891	$10,855
Income taxes paid	$14,511	$12,010
Noncash transactions:
Transfers of loans to other real estate owned	$750	$523
Loans to facilitate the sale of other real estate owned	$684	$—
Securities purchased, not yet settled	$33,270	$—
Excess tax deficiency on restricted stock vested	$—	$(378)
Transfer of repurchase agreements to deposits	$—	$20,688

Supplemental schedule of noncash investing activities from acquisitions is as follows:

	Six Months Ended June 30,
	2017	2016
Noncash assets acquired
Certificates of deposit held in other banks	$11,025	$—
Securities available for sale	336,540	—
Restricted stock	11,110	—
Loans	1,384,041	—
Premises and equipment	63,561	—
Other real estate owned	9,976	—
Goodwill	348,944	—
Core deposit intangibles	36,717	—
Bank owned life insurance	53,213	—
Other assets	25,301	—
Total assets	$2,280,428	$—
Noncash liabilities assumed:
Deposits	$1,821,938	$—
Repurchase agreements	18,003	—
Junior subordinated debt	9,359	—
Other liabilities	9,706	—
Total liabilities	$1,859,006	$—
Cash and cash equivalents acquired from acquisitions	$148,444	$—
Cash paid to shareholders of acquired banks	$17,773	$—
Fair value of common stock issued to shareholders of acquired bank	$552,093	$—

In addition, the following measurement-period adjustments were made during the period:

	Six Months Ended June 30,
	2017	2016
Assets acquired:
Loans	$—	$735
Goodwill	—	(324)
Core deposit intangibles	—	(216)
Deferred tax asset	—	(175)
Total assets	$—	$20
Liabilities assumed:
Other liabilities	—	20
Total liabilities	$—	$20

The measurement-period adjustments for the six months ended June 30, 2016 were related to the acquisition of Grand Bank in 2015.

Note 3. Securities Available for Sale
Securities available for sale have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at June 30, 2017 and December 31, 2016, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
June 30, 2017
U. S. treasuries	$32,409	$4	$(55)	$32,358
Government agency securities	241,462	255	(862)	240,855
Obligations of state and municipal subdivisions	214,584	3,024	(720)	216,888
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	250,743	3,287	(287)	253,743
Other securities	10,284	11	—	10,295
	$749,482	$6,581	$(1,924)	$754,139
December 31, 2016
U.S. treasuries	$3,208	$—	$(61)	$3,147
Government agency securities	123,605	141	(1,479)	122,267
Obligations of state and municipal subdivisions	88,358	920	(2,022)	87,256
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	103,869	928	(1,032)	103,765
	$319,040	$1,989	$(4,594)	$316,435
Securities with a carrying amount of approximately $281,386 and $176,457 at June 30, 2017 and December 31, 2016, respectively, were pledged to secure public fund deposits and repurchase agreements.

Proceeds from sale of securities available for sale and gross gains and gross losses for the three months and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Proceeds from sale	16,810	$5,399	$16,810	$5,399
Gross gains	104	4	104	4
Gross losses	52	—	52	—
The amortized cost and estimated fair value of securities available for sale at June 30, 2017, by contractual maturity, are shown below. Maturities of pass-through certificates will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2017
	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$91,080	$90,990
Due from one year to five years	229,121	229,126
Due from five to ten years	82,184	82,772
Thereafter	96,354	97,508
	498,739	500,396
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	250,743	253,743
	$749,482	$754,139

The number of securities, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2017 and December 31, 2016, are summarized as follows:

	Less Than 12 Months			Greater Than 12 Months			Total
Description of Securities	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Securities Available for Sale
June 30, 2017
U.S. treasuries	6	$30,353	$(55)	—	$—	$—	$30,353	$(55)
Government agency securities	56	137,096	(587)	6	11,825	(275)	148,921	(862)
Obligations of state and municipal subdivisions	90	39,356	(583)	15	7,385	(137)	46,741	(720)
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	17	46,141	(283)	1	1,134	(4)	47,275	(287)
	169	$252,946	$(1,508)	22	$20,344	$(416)	$273,290	$(1,924)
December 31, 2016
U.S. treasuries	1	$3,147	$(61)	—	$—	$—	$3,147	$(61)
Government agency securities	43	102,044	(1,472)	1	993	(7)	103,037	(1,479)
Obligations of state and municipal subdivisions	100	46,186	(2,011)	4	1,549	(11)	47,735	(2,022)
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	30	67,868	(1,032)	—	—	—	67,868	(1,032)
	174	$219,245	$(4,576)	5	$2,542	$(18)	$221,787	$(4,594)
Unrealized losses are generally due to changes in interest rates. The Company has the intent to hold these securities until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their cost basis. As such, the losses are deemed to be temporary.

Note 4. Loans, Net and Allowance for Loan Losses
Loans, net, at June 30, 2017 and December 31, 2016, consisted of the following:

	June 30,	December 31,
	2017	2016
Commercial	$981,200	$630,805
Real estate:
Commercial	3,232,256	2,459,221
Commercial construction, land and land development	686,404	531,481
Residential	851,519	634,545
Single family interim construction	286,445	235,475
Agricultural	161,044	53,548
Consumer	40,359	27,530
Other	295	166
	6,239,522	4,572,771
Deferred loan fees	(2,663)	(2,117)
Allowance for loan losses	(35,881)	(31,591)
	$6,200,978	$4,539,063

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
Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. The Company’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. These cash flows, however, may not be as expected and the value of collateral securing the loans may fluctuate. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short term loans may be made on an unsecured basis. Our commercial loan portfolio also includes loans made to customers in the energy industry, which is a complex, technical and cyclical industry. Experienced bankers with specialized energy lending experience originate our energy loans. Companies in this industry produce, extract, develop, exploit and explore for oil and natural gas. Loans are primarily collateralized with proven producing oil and gas reserves based on a technical evaluation of these reserves. At June 30, 2017 and December 31, 2016, there were approximately $106,151 and $115,311 of exploration and production (E&P) energy loans outstanding, respectively. Additionally, with the acquisition of Carlile, the Company acquired a mortgage warehouse company, Goldome Financial, which provides mortgage warehouse lending to mortgage bankers across a broad geographic scale. Such loans are underwritten, in part, on approved investor takeout commitments. These loans have a very short duration ranging between 10 days and 15 days. In some cases, loans to larger mortgage originators may be financed for up to 60 days. These loans are reported as business loans since the loans are secured by notes receivable, not real estate. As of June 30, 2017, warehouse lines outstanding totaled $120,217.
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
Most of the Company’s lending activity occurs within the State of Texas, primarily in the north, central and southeast Texas regions. With the acquisition of Carlile as further explained in Note 10, Business Combination, the Company expanded into the State of Colorado, specifically along the Front Range area. As of June 30, 2017, loans in the Colorado region represented about 7% of the total portfolio. A large percentage of the Company’s portfolio consists of commercial and residential real estate loans. As of June 30, 2017 and December 31, 2016, there were no concentrations of loans related to a single industry in excess of 10% of total loans.
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
The Texas and Colorado economies, specifically the Company’s lending area of north, central and southeast Texas and Colorado Front Range area, has continued to expand and recover at a moderate pace during 2017 due largely to improvement in the energy sector and a strong labor force. The Texas economy is the second largest in the nation. However, uncertainty exists in the potential effect of the Trump administration's impact on foreign trade policy, specifically related to the service and manufacturing industries and industrial real estate. The risk of loss associated with all segments of the portfolio could increase due to this impact.
The economy and other risk factors are minimized by the Company’s underwriting standards, which include the following principles: 1) financial strength of the borrower including strong earnings, high net worth, significant liquidity and acceptable debt to worth ratio, 2) managerial business competence, 3) ability to repay, 4) loan to value, 5) projected cash flow and 6) guarantor financial statements as applicable. The following is a summary of the activity in the allowance for loan losses by loan class for the three and six months ended June 30, 2017 and 2016:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
Three months ended June 30, 2017
Balance at the beginning of period	$8,005	$20,467	$2,828	$1,402	$201	$252	$34	$242	$33,431
Provision for loan losses	675	1,029	463	(15)	71	35	23	191	2,472
Charge-offs	—	—	—	—	—	(11)	(55)	—	(66)
Recoveries	20	1	1	—	—	12	10	—	44
Balance at end of period	$8,700	$21,497	$3,292	$1,387	$272	$288	$12	$433	$35,881

Six months ended June 30, 2017
Balance at the beginning of period	$8,593	$18,399	$2,760	$1,301	$207	$242	$29	$60	$31,591
Provision for loan losses	85	3,077	530	220	65	99	46	373	4,495
Charge-offs	—	—	—	(134)	—	(67)	(77)	—	(278)
Recoveries	22	21	2	—	—	14	14	—	73
Balance at end of period	$8,700	$21,497	$3,292	$1,387	$272	$288	$12	$433	$35,881

Three months ended June 30, 2016
Balance at the beginning of period	$12,173	$14,001	$2,473	$989	$187	$162	$16	$(17)	$29,984
Provision for loan losses	374	1,491	52	132	(12)	7	23	56	2,123
Charge-offs	(1,191)	—	—	—	—	(1)	(22)	—	(1,214)
Recoveries	1	—	8	—	—	3	11	—	23
Balance at end of period	$11,357	$15,492	$2,533	$1,121	$175	$171	$28	$39	$30,916

Six months ended June 30, 2016
Balance at the beginning of period	$10,573	$13,007	$2,339	$769	$215	$164	$—	$(24)	$27,043
Provision for loan losses	1,966	2,537	185	352	(40)	4	53	63	5,120
Charge-offs	(1,191)	(54)	—	—	—	(2)	(45)	—	(1,292)
Recoveries	9	2	9	—	—	5	20	—	45
Balance at end of period	$11,357	$15,492	$2,533	$1,121	$175	$171	$28	$39	$30,916

The following table details the amount of the allowance for loan losses and recorded investment in loans by class as of June 30, 2017 and December 31, 2016:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
June 30, 2017
Allowance for losses:
Individually evaluated for impairment	$1,000	$—	$—	$—	$—	$94	$—	$—	$1,094
Collectively evaluated for impairment	7,700	21,497	3,292	1,387	272	194	12	433	34,787
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance	$8,700	$21,497	$3,292	$1,387	$272	$288	$12	$433	$35,881

Loans:
Individually evaluated for impairment	$8,181	$2,752	$3,276	$—	$—	$237	$—	$—	$14,446
Collectively evaluated for impairment	960,441	3,860,872	843,969	286,445	155,088	40,067	295	—	6,147,177
Acquired with deteriorated credit quality	12,578	55,036	4,274	—	5,956	55	—	—	77,899
Ending balance	$981,200	$3,918,660	$851,519	$286,445	$161,044	$40,359	$295	$—	$6,239,522

December 31, 2016
Allowance for losses:
Individually evaluated for impairment	$3	$4	$—	$84	$—	$94	$—	$—	$185
Collectively evaluated for impairment	8,590	18,395	2,760	1,217	207	148	29	60	31,406
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance	$8,593	$18,399	$2,760	$1,301	$207	$242	$29	$60	$31,591

Loans:
Individually evaluated for impairment	$7,720	$7,089	$1,889	$884	$—	$279	$—	$—	$17,861
Collectively evaluated for impairment	620,665	2,953,333	630,689	234,591	53,548	27,240	166	—	4,520,232
Acquired with deteriorated credit quality	2,420	30,280	1,967	—	—	11	—	—	34,678
Ending balance	$630,805	$2,990,702	$634,545	$235,475	$53,548	$27,530	$166	$—	$4,572,771

Nonperforming loans by loan class (excluding loans acquired with deteriorated credit quality) at June 30, 2017 and December 31, 2016, are summarized as follows:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
June 30, 2017
Nonaccrual loans	$8,181	$1,665	$2,319	$—	$—	$237	$—	$12,402
Loans past due 90 days and still accruing	11	—	—	—	—	—	—	11
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	—	1,087	957	—	—	—	—	2,044
	$8,192	$2,752	$3,276	$—	$—	$237	$—	$14,457
December 31, 2016
Nonaccrual loans	$7,718	$5,885	$866	$884	$—	$273	$—	$15,626
Loans past due 90 days and still accruing	—	—	—	—	—	—	—	—
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	1	1,204	1,011	—	—	—	—	2,216
	$7,719	$7,089	$1,877	$884	$—	$273	$—	$17,842
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

Impaired loans by loan class (excluding loans acquired with deteriorated credit quality) at June 30, 2017 and December 31, 2016, are summarized as follows:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
June 30, 2017
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$6,502	$—	$—	$—	$—	$202	$—	$6,704
Impaired loans with no allowance for loan losses	1,679	2,752	3,276	—	—	35	—	7,742
Total	$8,181	$2,752	$3,276	$—	$—	$237	$—	$14,446
Unpaid principal balance of impaired loans	$11,304	$2,769	$3,325	$—	$—	$246	$—	$17,644
Allowance for loan losses on impaired loans	$1,000	$—	$—	$—	$—	$94	$—	$1,094
December 31, 2016
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$8	$78	$—	$168	$—	$209	$—	$463
Impaired loans with no allowance for loan losses	7,712	7,011	1,889	716	—	70	—	17,398
Total	$7,720	$7,089	$1,889	$884	$—	$279	$—	$17,861
Unpaid principal balance of impaired loans	$10,844	$7,133	$2,087	$884	$—	$291	$—	$21,239
Allowance for loan losses on impaired loans	$3	$4	$—	$84	$—	$94	$—	$185
For the three months ended June 30, 2017
Average recorded investment in impaired loans	$8,189	$2,798	$2,658	$—	$—	$251	$—	$13,896
Interest income recognized on impaired loans	$3	$15	$12	$—	$—	$3	$—	$33
For the six months ended June 30, 2017
Average recorded investment in impaired loans	$8,032	$4,228	$2,401	$295	$—	$260	$—	$15,216
Interest income recognized on impaired loans	$4	$412	$24	$—	$—	$5	$—	$445
For the three months ended June 30, 2016
Average recorded investment in impaired loans	$17,966	$1,789	$3,441	$—	$—	$70	$—	$23,266
Interest income recognized on impaired loans	$—	$13	$32	$—	$—	$—	$—	$45
For the six months ended June 30, 2016
Average recorded investment in impaired loans	$14,438	$2,750	$3,339	$—	$57	$84	$—	$20,668
Interest income recognized on impaired loans	$—	$38	$72	$—	$—	$—	$—	$110
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

A “troubled debt restructured” loan is identified as impaired and measured for credit impairment as of each reporting period in accordance with the guidance in  Accounting Standards Codification (ASC) 310-10-35. Modifications primarily relate to extending the amortization periods of the loans and interest rate concessions. The majority of these loans were identified as impaired prior to restructuring; therefore, the modifications did not materially impact the Company’s determination of the allowance for loan losses. The recorded investment in troubled debt restructurings, including those on nonaccrual, was $2,730 and $2,425 as of June 30, 2017 and December 31, 2016.
Following is a summary of loans modified under troubled debt restructurings during the three and six months ended June 30, 2017 and 2016:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
Troubled debt restructurings during the three months ended June 30, 2017
Number of contracts	—	—	1	—	—	1	—	2
Pre-restructuring outstanding recorded investment	$—	$—	$465	$—	$—	$22	$—	$487
Post-restructuring outstanding recorded investment	$—	$—	$465	$—	$—	$22	$—	$487

Troubled debt restructurings during the six months ended June 30, 2017
Number of contracts	—	—	1	—	—	1	—	2
Pre-restructuring outstanding recorded investment	$—	$—	$465	$—	$—	$22	$—	$487
Post-restructuring outstanding recorded investment	$—	$—	$465	$—	$—	$22	$—	$487

Troubled debt restructurings during the three months ended June 30, 2016
Number of contracts	1	—	—	—	—	—	—	1
Pre-restructuring outstanding recorded investment	$24	$—	$—	$—	$—	$—	$—	$24
Post-restructuring outstanding recorded investment	$24	$—	$—	$—	$—	$—	$—	$24

Troubled debt restructurings during the six months ended June 30, 2016
Number of contracts	1	—	—	—	—	—	—	1
Pre-restructuring outstanding recorded investment	$24	$—	$—	$—	$—	$—	$—	$24
Post-restructuring outstanding recorded investment	$24	$—	$—	$—	$—	$—	$—	$24

At June 30, 2017 and 2016, there were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the three and six months ended June 30, 2017 and 2016, respectively. At June 30, 2017 and 2016, the Company had no commitments to lend additional funds to any borrowers with loans whose terms have been modified under troubled debt restructurings.
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents information regarding the aging of past due loans by loan class as of June 30, 2017 and December 31, 2016:

	Loans 30-89 Days Past Due	Loans 90 or More Past Due	Total Past Due Loans	Current Loans	Total Loans
June 30, 2017
Commercial	$4,316	$8,175	$12,491	$956,131	$968,622
Commercial real estate, land and land development	3,611	1,631	5,242	3,858,382	3,863,624
Residential real estate	1,385	1,405	2,790	844,455	847,245
Single-family interim construction	—	—	—	286,445	286,445
Agricultural	325	—	325	154,763	155,088
Consumer	721	25	746	39,558	40,304
Other	—	—	—	295	295
	10,358	11,236	21,594	6,140,029	6,161,623
Acquired with deteriorated credit quality	5,008	5,459	10,467	67,432	77,899
	$15,366	$16,695	$32,061	$6,207,461	$6,239,522
December 31, 2016
Commercial	$226	$7,711	$7,937	$620,448	$628,385
Commercial real estate, land and land development	151	6,752	6,903	2,953,519	2,960,422
Residential real estate	846	561	1,407	631,171	632,578
Single-family interim construction	1,062	—	1,062	234,413	235,475
Agricultural	10	—	10	53,538	53,548
Consumer	154	52	206	27,313	27,519
Other	—	—	—	166	166
	2,449	15,076	17,525	4,520,568	4,538,093
Acquired with deteriorated credit quality	181	910	1,091	33,587	34,678
	$2,630	$15,986	$18,616	$4,554,155	$4,572,771
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
A summary of loans by credit quality indicator by class as of June 30, 2017 and December 31, 2016, is as follows:

	Pass	Pass/ Watch	Special Mention	Substandard	Doubtful	Total
June 30, 2017
Commercial	$887,313	$44,842	$17,152	$31,893	$—	$981,200
Commercial real estate, construction, land and land development	3,827,899	56,367	14,910	19,484	—	3,918,660
Residential real estate	842,240	2,113	1,210	5,956	—	851,519
Single-family interim construction	285,222	1,223	—	—	—	286,445
Agricultural	132,638	8,983	14,942	4,481	—	161,044
Consumer	40,036	19	10	294	—	40,359
Other	295	—	—	—	—	295
	$6,015,643	$113,547	$48,224	$62,108	$—	$6,239,522
December 31, 2016
Commercial	$555,342	$31,954	$16,734	$26,775	$—	$630,805
Commercial real estate, construction, land and land development	2,972,732	5,426	5,148	7,396	—	2,990,702
Residential real estate	629,081	1,897	370	3,197	—	634,545
Single-family interim construction	233,800	791	—	884	—	235,475
Agricultural	52,724	569	255	—	—	53,548
Consumer	27,215	12	3	300	—	27,530
Other	166	—	—	—	—	166
	$4,471,060	$40,649	$22,510	$38,552	$—	$4,572,771
The Company has acquired certain loans which experienced credit deterioration since origination (purchased credit impaired (PCI) loans).
The Company has included PCI loans in the above grading tables. The following provides additional detail on the grades applied to those loans at June 30, 2017 and December 31, 2016:

	Pass	Pass/ Watch	Special Mention	Substandard	Doubtful	Total
June 30, 2017	$37,334	$6,933	$4,098	$29,534	$—	$77,899
December 31, 2016	30,498	1,237	1,069	1,874	—	34,678
PCI loans may remain on accrual status to the extent the company can reasonably estimate the amount and timing of expected future cash flows. At June 30, 2017 and December 31, 2016, non-accrual PCI loans were $8,845 and $960, respectively.

Accretion on PCI loans is based on estimated future cash flows, regardless of contractual maturity. The following table summarizes the outstanding balance and related carrying amount of purchased credit impaired loans as of the respective acquisition date for the acquisition occurring in 2017:

Acquisition Date
April 1, 2017
Carlile Bancshares, Inc.*
Outstanding balance	$58,790
Nonaccretable difference	(11,630)
Accretable yield	(944)
Carrying amount	$46,216
* Amounts represent provisional estimates and are subject to final acquisition accounting adjustments.

The carrying amount of all acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
Outstanding balance	$94,074	$39,442
Carrying amount	77,899	34,678
There was no allocation established in the allowance for loan losses relating to PCI loans at June 30, 2017 or December 31, 2016.

The changes in accretable yield during the six months ended June 30, 2017 and 2016 in regard to loans transferred at acquisition for which it was probable that all contractually required payments would not be collected are presented in the table below.

	For the Six Months Ended June 30,
	2017	2016
Balance at January 1,	$1,526	$2,380
Additions	944	—
Accretion	(187)	(653)
Transfers from nonaccretable	—	—
Balance at June 30,	$2,283	$1,727

Note 5. Commitments and Contingencies

Financial Instruments with Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of this instrument. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At June 30, 2017 and December 31, 2016, the approximate amounts of these financial instruments were as follows:

	June 30,	December 31,
	2017	2016
Commitments to extend credit	$1,113,077	$865,668
Standby letters of credit	10,249	10,562
	$1,123,326	$876,230
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
Letters of credit are written conditional commitments used by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan arrangements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table above. If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of June 30, 2017 and December 31, 2016, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

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

Lease Commitments
The Company leases certain branch facilities and other facilities. Rent expense related to these leases amounted to $966 and $1,647 for the three and six months ended June 30, 2017, respectively, and $638 and $1,313 for the three and six months ended June 30, 2016, respectively.

Note 6. Income Taxes

Income tax expense for the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income tax expense for the period	$8,561	$5,857	$15,289	$12,019
Effective tax rate	32.1%	33.2%	31.1%	33.1%

The effective tax rates differ from the statutory federal tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans and the nontaxable earnings on bank owned life insurance. In addition, the effective tax rate differs for the three and six months ended June 30, 2017 due to nondeductible acquisition expenses incurred during the three months ended June 30, 2017 and excess tax benefit on restricted stock vestings recognized in income tax expense during the period as a result of adopting ASU 2016-09 on January 1, 2017.

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

The following table represents assets reported on the consolidated balance sheets at their fair value on a recurring basis as of June 30, 2017 and December 31, 2016 by level within the ASC Topic 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017
Measured on a recurring basis:
Assets:
Investment securities available for sale:
U.S. treasuries	$32,358	$—	$32,358	$—
Government agency securities	240,855	—	240,855	—
Obligations of state and municipal subdivisions	216,888	—	216,888	—
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	253,743	—	253,743	—
Other securities	10,295	10,295	—	—
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
Securities classified as available for sale are reported at fair value utilizing Level 1 and Level 2 inputs. Securities are classified within Level 1 when quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. For securities utilizing Level 2 inputs, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury and other yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.
In accordance with ASC Topic 820, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at June 30, 2017 and December 31, 2016, for which a nonrecurring change in fair value has been recorded:

		Fair Value Measurements at Reporting Date Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Period Ended Total Losses
June 30, 2017
Measured on a nonrecurring basis:
Assets:
Impaired loans	$5,502	$—	$—	$5,502	$1,000
Other real estate	322	—	—	322	120

December 31, 2016
Measured on a nonrecurring basis:
Assets:
Impaired loans	$968	$—	$—	$968	$708
Other real estate	340	—	—	340	52

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
In addition, mortgage loans held for sale are required to be measured at the lower of cost or fair value. The fair value of mortgage loans held for sale is based upon binding quotes or bids from third party investors. As of June 30, 2017 and December 31, 2016, all mortgage loans held for sale were recorded at cost.

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
Loans held for sale: The fair value of loans held for sale is determined based upon commitments on hand from investors.
Loans: For variable-rate loans that reprice frequently and have no significant changes in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (for example, one-to-four family residential), commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.
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

The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instruments were as follows at June 30, 2017 and December 31, 2016:

			Fair Value Measurements at Reporting Date Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017
Financial assets:
Cash and cash equivalents	$579,900	$579,900	$579,900	$—	$—
Certificates of deposit held in other banks	15,692	15,845	—	15,845	—
Securities available for sale	754,139	754,139	10,295	743,844	—
Loans held for sale	25,218	26,472	—	26,472	—
Loans, net	6,200,978	6,140,705	—	6,135,095	5,610
FHLB of Dallas stock and other restricted stock	28,928	28,928	—	28,928	—
Accrued interest receivable	18,448	18,448	—	18,448	—
Financial liabilities:
Deposits	6,669,288	6,675,210	—	6,675,210	—
Accrued interest payable	4,584	4,584	—	4,584	—
FHLB advances	460,707	453,058	—	453,058	—
Repurchase agreements	16,164	16,164	—	16,164	—
Other borrowings	107,478	111,100	—	111,100	—
Junior subordinated debentures	27,555	18,996	—	18,996	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2016
Financial assets:
Cash and cash equivalents	$505,027	$505,027	$505,027	$—	$—
Certificates of deposit held in other banks	2,707	2,733	—	2,733	—
Securities available for sale	316,435	316,435	—	316,435	—
Loans held for sale	9,795	9,795	—	9,795	—
Loans, net	4,539,063	4,532,364	—	4,532,086	278
FHLB of Dallas stock and other restricted stock	26,536	26,536	—	26,536	—
Accrued interest receivable	12,331	12,331	—	12,331	—
Financial liabilities:
Deposits	4,577,109	4,581,866	—	4,581,866	—
Accrued interest payable	4,020	4,020	—	4,020	—
FHLB advances	460,746	459,436	—	459,436	—
Other borrowings	107,299	110,000	—	110,000	—
Junior subordinated debentures	18,147	18,131	—	18,131	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

Note 8. Stock Awards and Stock Warrants
The Company grants common stock awards to certain employees of the Company. The common stock issued prior to 2013 vests five years from the date the award is granted and the related compensation expense is recognized over the vesting period. In connection with the initial public offering in April 2013, the Board of Directors adopted a new 2013 Equity Incentive Plan. Under this plan, the Compensation Committee may grant awards in the form of restricted stock, restricted stock rights, restricted stock units, qualified and nonqualified stock options, performance-based share awards and other equity-based awards. The Plan reserved 800,000 shares of common stock to be awarded by the Company’s compensation committee. The shares currently issued under the 2013 Plan are restricted and will vest evenly over the required employment period, generally ranging from three to five years. Shares granted under a previous plan prior to 2012 and those in and subsequent to 2013 under the 2013 Equity Incentive Plan were issued at the date of grant and receive dividends. Shares issued under a revised plan in 2012 are not outstanding shares of the Company until they vest and do not receive dividends. During the six months ended June 30, 2017, 24,160 shares that were issued under the 2012 Plan vested during the period.
The following table summarizes the activity in nonvested shares for the six months ended June 30, 2017 and 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2016	280,524	$36.88
Granted during the period	87,770	62.51
Vested during the period	(130,819)	33.96
Nonvested shares, June 30, 2017	237,475	$47.96

Nonvested shares, December 31, 2015	373,572	$40.29
Granted during the period	81,220	30.88
Vested during the period	(107,539)	39.95
Forfeited during the period	(6,836)	41.34
Nonvested shares, June 30, 2016	340,417	$34.87
Compensation expense related to these awards is recorded based on the fair value of the award at the date of grant and totaled $1,196 and $2,166 for the three and six months ended June 30, 2017, respectively and $2,421 and $3,641 for the three and six months ended June 30, 2016, respectively. Compensation expense is recorded in salaries and employee benefits in the accompanying consolidated statements of income. At June 30, 2017, future compensation expense is estimated to be $9,772 and will be recognized over a remaining weighted average period of 3.66 years.
The fair value of common stock awards that vested during the six months ended June 30, 2017 and 2016 was $7,995 and $3,185, respectively. The Company has recorded $520 and $1,244 in excess tax benefits on vested restricted stock to income tax expense for the three and six months ended June 30, 2017, respectively, as a result of adopting ASU 2016-09. The Company recorded $(83) and $(378) to additional paid in capital, which represents the income tax deficiency recognized on the vested shares for the three and six months ended June 30, 2016, respectively.
At June 30, 2017, the future vesting schedule of the nonvested shares is as follows:

First year	112,774
Second year	73,984
Third year	28,357
Fourth year	13,476
Fifth year	8,884
Total nonvested shares	237,475
The Company has warrants outstanding representing the right to purchase 147,341 shares of Company stock at $17.19 per share to certain Company directors and shareholders. The warrants were issued in return for the shareholders' agreement to repurchase the subordinated debt outstanding to an unaffiliated bank in the event of Company default. The warrants were recorded as equity awards at fair value and were being amortized over the term of the debt. The subordinated debt was paid off by the Company in 2013. The warrants expire in December 2018. During the six months ended June 30, 2017, warrants to purchase 3,203 shares of common stock were exercised and have been issued by the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, CET1 and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2017 and December 31, 2016, the Company and the Bank meet all capital adequacy requirements to which they are subject, including the capital buffer requirement.

As of June 30, 2017 and December 31, 2016, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized," the Bank must maintain minimum total risk based, CET1, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The actual capital amounts and ratios of the Company and Bank as of June 30, 2017 and December 31, 2016, are presented in the following table:

	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2017
Total capital to risk weighted assets:
Consolidated	$791,169	11.60%	$545,833	8.00%	N/A	N/A
Bank	762,610	11.20	544,674	8.00	$680,842	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	645,288	9.46	409,374	6.00	N/A	N/A
Bank	726,724	10.67	408,505	6.00	544,674	8.00
Common equity tier 1 to risk weighted assets
Consolidated	616,412	9.03	307,031	4.50	N/A	N/A
Bank	726,724	10.67	306,379	4.50	442,547	6.50
Tier 1 capital to average assets:
Consolidated	645,288	8.23	313,552	4.00	N/A	N/A
Bank	726,724	9.28	313,095	4.00	391,368	5.00

December 31, 2016
Total capital to risk weighted assets:
Consolidated	$568,808	11.38%	$399,698	8.00%	N/A	N/A
Bank	558,551	11.19	399,497	8.00	$499,371	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	427,217	8.55	299,774	6.00	N/A	N/A
Bank	526,960	10.55	299,623	6.00	399,497	8.00
Common equity tier 1 to risk weighted assets
Consolidated	409,617	8.20	224,830	4.50	N/A	N/A
Bank	526,960	10.55	224,717	4.50	324,591	6.50
Tier 1 capital to average assets:
Consolidated	427,217	7.82	218,612	4.00	N/A	N/A
Bank	526,960	9.65	218,517	4.00	273,146	5.00

Note 10. Business Combination

Carlile Bancshares, Inc.

On April 1, 2017, the Company acquired 100% of the outstanding stock of Carlile. This transaction resulted in 24 additional branches in the DFW Metroplex and Austin area as well as 18 branches in Colorado. The Company issued 8,804,699 shares of Company stock and paid $17,773 in cash for the outstanding shares of Carlile common stock.

The Company has recognized a provisional amount of goodwill of $348,944 which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair market value of identifiable assets acquired. The goodwill in this acquisition resulted from a combination of expected synergies and entrance into desirable Texas and Colorado markets. None of the goodwill recognized is expected to be deductible for income tax purposes.

Provisional estimates for loans, goodwill, core deposit intangible, deposits, and junior subordinated debentures have been recorded for the acquisition as final valuations are not yet available. The Company does not expect any significant differences from estimated values upon completion of the valuations.

The Company has incurred expenses related to the acquisition of approximately $6,960 and $7,106 for the three and six months ended June 30, 2017, respectively, which are included in noninterest expense in the consolidated statements of income. The Company incurred expenses of $659 during the year ended December 31, 2016. In addition, for the six months ended June 30, 2017, the Company paid offering costs totaling $942 which were recorded as a reduction to stock issuance proceeds through additional paid in capital.

Estimated fair values of the assets acquired and liabilities assumed in this transaction as of the closing date are as follows:

Assets of acquired bank:
Cash, cash equivalents, and certificates of deposit	$159,469
Securities available for sale	336,540
Loans	1,384,041
Premises and equipment	63,561
Other real estate owned	9,976
Goodwill	348,944
Core deposit intangible	36,717
Other assets	89,624
Total assets acquired	$2,428,872

Liabilities of acquired bank:
Deposits	$1,821,938
Junior subordinated debentures	9,359
Other liabilities	27,709
Total liabilities assumed	$1,859,006
Common stock issued at $62.70 per share	$552,093
Cash paid	$17,773

The following table presents pro forma information as if the Carlile acquisition was completed as of January 1, 2016. The pro forma results combine the historical results of Carlile into the Company's consolidated statement of income including the impact of certain purchase accounting adjustments including loan discount accretion, intangible assets amortization, and junior subordinated debentures discount amortization. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1 of each year.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Interest income	$79,883	$74,884	$158,099	$148,874
Noninterest income	10,995	12,170	22,456	22,995
Total Revenue	90,878	87,054	180,555	171,869
Net income (1)	21,235	18,038	43,156	35,743
Net income attributable to noncontrolling interests	—	(188)	—	(315)
Net income to common stockholders	$21,235	$17,850	$43,156	$35,428
Basic earnings per share	$0.76	$0.65	$1.56	$1.28
Diluted earnings per share	$0.76	$0.64	$1.55	$1.28

(1) Excludes acquisition / restructure related costs incurred by the Company of $7.0 million and $7.1 million for the three and six months ended June 30, 2017, respectively, and acquisition / change of control related costs incurred by Carlile of $15.7 million and $0 million for the three and six months ended June 30, 2017, respectively, and related tax effects.

Revenues and earnings of the acquired company since the acquisition date have not been disclosed as Carlile was merged into the Company and separate financial information is not readily available.

Note 11. Subsequent Events

Line of Credit Amendment

On July 15, 2017, the Company's unsecured line of credit with two unrelated commercial banks was amended to extend the termination date. The line bears interest at LIBOR plus 2.50% and matures on October 15, 2017. As of June 30, 2017, there were no borrowings outstanding against this line.

Purchase Commitment

On July 25, 2017, the Company completed a feasibility study on land to be acquired for future use, committing to purchase the property for $5,902.

Declaration of Dividends

On July 26, 2017, the Company declared a quarterly cash dividend in the amount of $0.10 per share of common stock to the stockholders of record on August 7, 2017. The dividend will be paid on August 17, 2017.

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

As of June 30, 2017, the Company operated 83 full service banking locations in north, central and southeast Texas regions, and along the Colorado Front Range region. During the six months ended June 30, 2017, the Company entered into definitive agreements to sell 10 branch locations and close three other branch locations, two of which will be merged into existing branches. The branch sales and closings are expected to close in third and fourth quarters 2017 and are not expected to have a material impact on the Company's financial position or operations.

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

Certain Events Affect Year-over-Year Comparability
Acquisition. The Company completed the acquisition of Carlile Bancshares, Inc., a Texas corporation ("Carlile") and its subsidiary, Northstar Bank, Denton, Texas, a Texas state chartered bank on April 1, 2017. This acquisition increased total assets by $2.4 billion, gross loans by $1.4 billion and deposits by $1.8 billion.
The comparability of the Company's consolidated financial condition as of December 31, 2016 and June 30, 2017 and results of operations for the three and six months ended June 30, 2017 and 2016 are affected by this acquisition.

Discussion and Analysis of Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016

The following discussion and analysis of our results of operations compares the operations for the three and six months ended June 30, 2017 with the three and six months ended June 30, 2016. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results of operations that may be expected for all of the year ending December 31, 2017.
Results of Operations
For the three months ended June 30, 2017, net income was $18.1 million ($0.65 per common share on a diluted basis) compared with net income of $11.8 million ($0.64 per common share on a diluted basis) for the three months ended June 30, 2016. The Company posted annualized returns on average equity of 5.85% and 7.60%, returns on average assets of 0.86% and 0.88% and efficiency ratios of 62.01% and 55.91% for the three months ended June 30, 2017 and 2016, respectively. The efficiency ratio is calculated by dividing total noninterest expense (which excludes the provision for loan losses and the amortization of core deposits intangibles) by net interest income plus noninterest income.
For the six months ended June 30, 2017, net income was $33.8 million ($1.44 per common share on a diluted basis) compared with $24.3 million ($1.31 per common share on a diluted basis) for the six months ended June 30, 2016. The Company posted annualized returns on average common equity of 7.07% and 7.85%, returns on average assets of 0.95% and 0.92% and efficiency ratios of 58.26% and 58.02% for the six months ended June 30, 2017 and 2016, respectively.
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
Net interest income was $69.5 million for the three months ended June 30, 2017, an increase of $23.6 million, or 51.5%, from $45.9 million for the three months ended June 30, 2016. This increase is due primarily to a $2.7 billion increase, or 57.3%, in average interest earning assets to $7.3 billion for the three months ended June 30, 2017 compared to $4.7 billion for the three months ended June 30, 2016. The increases in interest-earning assets and interest-bearing deposits is primarily due to the acquisition of Carlile Bancshares in April 2017 as well as organic growth. The average yield on interest earning assets decreased 11 basis points from 4.49% for the three months ended June 30, 2016 to 4.38% for the three months ended June 30, 2017 primarily due to a shift in the earning asset mix from loans to lower yielding interest-bearing accounts. The average cost of interest-bearing liabilities increased 11 basis points to 0.77% for the three months ended June 30, 2017 compared to 0.66% for the three months ended June 30, 2016. The increase from the prior year is primarily due to higher rates offered on public fund certificates of deposit and money market accounts due to competition in our markets but also due in part to increased interest rates on short-term FHLB advances. The aforementioned changes resulted in a 15 basis point decrease in the net interest margin for the three months ended June 30, 2017 to 3.81% compared to 3.96% for the three months ended June 30, 2016.
Net interest income was $117.4 million for the six months ended June 30, 2017, an increase of $25.8 million, or 28.2%, from $91.5 million for the six months ended June 30, 2016. This increase is due primarily to a $1.7 billion increase, or 37.9%, in average interest earning assets to $6.3 billion for the six months ended June 30, 2017 compared to $4.6 billion for six months ended June 30, 2016. The increases in interest-earning assets and interest-bearing deposits is due to organic growth and the result of the Carlile acquisition completed in April 2017. The net interest margin for the six months ended June 30, 2017 decreased 27 basis points to 3.75% compared to 4.02% for the six months ended June 30, 2016. The decrease from prior year is primarily due to a decrease in loan yields of 11 basis points from prior year which is reflective of lower loan yields due to unusually high accretion income of $1.3 million first quarter 2016 and a flattened yield curve and a shift to a higher mix of variable rate loans in the second half of 2016. The average yield on interest earning assets decreased 20 basis points from 4.54% for the six months ended June 30, 2016 to 4.34% while the average rate paid on interest bearing liabilities increased 12 basis points from 0.66% to 0.78%.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis.  The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and six months ended June 30, 2017 and 2016. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances.

	Three Months Ended June 30,
	2017			2016
	Average Outstanding Balance	Interest	Yield/ Rate (3)	Average Outstanding Balance	Interest	Yield/ Rate (3)
(dollars in thousands)
Interest-earning assets:
Loans (1)	$6,166,878	$75,194	4.89%	$4,177,451	$50,418	4.85%
Taxable securities	533,690	2,303	1.73	233,522	764	1.32
Nontaxable securities	161,402	992	2.47	71,097	444	2.51
Interest-bearing deposits and other	460,511	1,394	1.21	174,227	315	0.73
Total interest-earning assets	7,322,481	$79,883	4.38	4,656,297	$51,941	4.49
Noninterest-earning assets	1,155,879			711,638
Total assets	$8,478,360			$5,367,935
Interest-bearing liabilities:
Checking accounts	$2,351,619	$2,560	0.44	$1,770,050	$1,998	0.45
Savings accounts	309,369	97	0.13	149,349	66	0.18
Money market accounts	993,663	1,936	0.78	401,386	452	0.45
Certificates of deposit	1,153,990	2,388	0.83	806,403	1,407	0.70
Total deposits	4,808,641	6,981	0.58	3,127,188	3,923	0.50
FHLB advances	460,713	1,351	1.18	461,231	998	0.87
Repurchase agreements and other borrowings	124,177	1,716	5.54	64,497	987	6.15
Junior subordinated debentures	27,506	335	4.89	18,147	150	3.32
Total interest-bearing liabilities	5,421,037	10,383	0.77	3,671,063	6,058	0.66
Noninterest-bearing checking accounts	1,787,955			1,060,507
Noninterest-bearing liabilities	26,037			11,384
Stockholders’ equity	1,243,331			624,981
Total liabilities and equity	$8,478,360			$5,367,935
Net interest income		$69,500			$45,883
Interest rate spread			3.61%			3.83%
Net interest margin (2)			3.81			3.96
Average interest earning assets to interest bearing liabilities			135.08			126.84

(1)	Average loan balances include nonaccrual loans.

(2)
Net interest margins for the periods presented represent: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.

(3)	Yield and rates for the three month periods are annualized.

	For The Six Months Ended June 30,
	2017			2016
	Average Outstanding Balance	Interest	Yield/ Rate (3)	Average Outstanding Balance	Interest	Yield/ Rate (3)
(dollars in thousands)
Interest-earning assets:
Loans (1)	$5,403,638	$128,938	4.81%	$4,104,386	$100,328	4.92%
Taxable securities	389,060	3,067	1.59	221,131	1,494	1.36
Nontaxable securities	121,807	1,533	2.54	72,853	895	2.47
Interest-bearing deposits and other	399,611	2,284	1.15	180,041	688	0.77
Total interest-earning assets	6,314,116	$135,822	4.34	4,578,411	$103,405	4.54
Noninterest-earning assets	872,462			726,698
Total assets	$7,186,578			$5,305,109
Interest-bearing liabilities:
Checking accounts	$2,153,035	$4,726	0.44	$1,681,673	$3,743	0.45
Savings accounts	232,467	163	0.14	146,832	130	0.18
Money market accounts	781,427	2,992	0.77	453,001	911	0.40
Certificates of deposit	1,001,150	4,129	0.83	815,878	2,790	0.69
Total deposits	4,168,079	12,010	0.58	3,097,384	7,574	0.49
FHLB advances	460,724	2,522	1.10	448,480	1,999	0.90
Repurchase agreements and other borrowings	115,813	3,421	5.96	68,397	1,990	5.85
Junior subordinated debentures	22,852	502	4.43	18,147	299	3.31
Total interest-bearing liabilities	4,767,468	18,455	0.78	3,632,408	11,862	0.66
Noninterest-bearing checking accounts	1,432,802			1,038,270
Noninterest-bearing liabilities	22,374			11,202
Stockholders’ equity	963,934			623,229
Total liabilities and equity	$7,186,578			$5,305,109
Net interest income		$117,367			$91,543
Interest rate spread			3.56%			3.88%
Net interest margin (2)			3.75			4.02
Average interest earning assets to interest bearing liabilities			132.44			126.04

(1)	Average loan balances include nonaccrual loans.

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
The Company recorded a $2.5 million provision for loan losses for the three months ended June 30, 2017 compared to $2.1 million for the comparable period in 2016. Provision expense for the six months ended June 30, 2017 was $4.5 million compared to $5.1 million for the same period in 2016. Provision expense is directly related to organic loan growth and net charge-offs during the respective periods. The increased provision for the six months ended June 30, 2016 also reflected increased reserve allocations related to the risks associated with the energy portfolio due to commodity price volatility during the majority of 2016. Net charge-offs were $22 thousand and $1.2 million for the three months ended June 30, 2017 and 2016, respectively and $205 thousand and $1.2 million for the six months ended June 30, 2017 and 2016, respectively. The higher level of charge-offs in 2016 is primarily due to charge-offs on energy related credits.
Noninterest Income
The following table sets forth the components of noninterest income for the three and six months ended June 30, 2017 and 2016 and the period-over-period variations in such categories of noninterest income:

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
(dollars in thousands)	2017	2016	2017 v. 2016	2017	2016	2017 v. 2016
Noninterest Income
Service charges on deposit accounts	$3,760	$1,752	$2,008	$5,687	$3,447	$2,240
Mortgage fee income	5,019	2,021	2,998	6,286	3,397	2,889
(Loss) gain on sale of other real estate	(36)	10	(46)	(36)	53	(89)
Gain on sale of securities available for sale	52	4	48	52	4	48
Gain on sale of premises and equipment	1	3	(2)	6	41	(35)
Increase in cash surrender value of bank owned life insurance	782	270	512	1,181	535	646
All other noninterest income	1,417	869	548	2,402	1,922	480
Total noninterest income	$10,995	$4,929	$6,066	$15,578	$9,399	$6,179
Total noninterest income increased $6.1 million, or 123.1% and $6.2 million, or 65.7% for the three and six months ended June 30, 2017 over same periods in 2016. Significant changes in the components of noninterest income are discussed below.
Service charges on deposit accounts. Service charges on deposit accounts increased $2.0 million, or 114.6% and $2.2 million, or 65.0%, respectively for the three and six months ended June 30, 2017, as compared to the same periods in 2016. The increase in service charge income reflects organic growth and the acquisition of Carlile in April 2017. In addition, the Company implemented a new deposit fee schedule in late 2016 which increased organic service charges for the year over year period.
Mortgage fee income. Mortgage fee income for the three and six months ended June 30, 2017 increased $3.0 million, or 148.3% and $2.9 million, or 85.0%, respectively compared to the same periods in 2016. This increase is primarily due to the retail mortgage line of business acquired with the acquisition of Carlile.
Increase in cash surrender value of bank owned life insurance (BOLI). BOLI income increased $512 thousand, or 189.6% and $646 thousand, or 120.7% for the three and six months ended June 30, 2017, respectively as compared to the same periods in 2016. The increase for both periods is the result of $51.6 million in BOLI policies acquired in the Carlile transaction.

Other noninterest income. Other noninterest income increased $548 thousand, or 63.1% and $480 thousand, or 25.0% for the three and six months ended June 30, 2017, respectively as compared to the same period in 2016. A large portion of this increase in other noninterest income from the prior periods is related to increased merchant card service fees in addition to increased fees related to the Carlile transaction.
Noninterest Expense
Noninterest expense increased $20.3 million, or 65.5% and $19.8 million, or 33.3% for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. The following table sets forth the components of the Company’s noninterest expense for the three and six months ended June 30, 2017 and 2016 and the period-over-period variations in such categories of noninterest expense:

	Three Months Ended June 30,		Variance	Six Months Ended June 30,		Variance
(dollars in thousands)	2017	2016	2017 v. 2016	2017	2016	2017 v. 2016
Noninterest Expense
Salaries and employee benefits	$27,089	$19,567	$7,522	$43,926	$36,341	$7,585
Occupancy	6,147	4,041	2,106	10,019	8,081	1,938
Data processing	2,615	1,203	1,412	3,903	2,385	1,518
FDIC assessment	1,201	869	332	2,079	1,595	484
Advertising and public relations	317	251	66	614	546	68
Communications	852	550	302	1,327	1,085	242
Other real estate owned expense, net	125	2	123	162	35	127
Impairment of other real estate	120	—	120	120	55	65
Core deposit intangible amortization	1,410	492	918	1,902	980	922
Professional fees	1,166	977	189	1,939	1,637	302
Acquisition expense, including legal	5,673	90	5,583	5,819	729	5,090
Other	4,613	2,981	1,632	7,546	6,073	1,473
Total noninterest expense	$51,328	$31,023	$20,305	$79,356	$59,542	$19,814

Salaries and Employee Benefits. Salary and employee benefits increased $7.5 million and $7.6 million, or 38.4% and 20.9%, respectively for the three and six months ended June 30, 2017 compared to the same periods in 2016. Salaries and employee benefits expenses increased in 2017 over the same prior year periods due to an increase in the number of the Company’s full-time equivalent employees both resulting from the acquisition of Carlile, which includes closing and retention bonuses of $1.2 million in second quarter 2017, and organic growth within the Company. Salaries and benefits expense was elevated in second quarter 2016 due to senior leadership restructuring costs totaling $2.6 million.
Occupancy.  Occupancy expense increased by $2.1 million and $1.9 million, or 52.1% and 24.0%, respectively for the three and six months ended June 30, 2017 compared to the same periods in 2016. The increase for both periods is reflective of 42 additional branches acquired in the Carlile transaction, which closed on April 1, 2017.
Data Processing. Data processing expense increased $1.4 million and $1.5 million, or 117.4% and 63.6%, respectively for the three and six months ended June 30, 2017 compared to the same periods in 2016. The increase for both periods is reflective of increased costs related directly to the Carlile transaction due to maintaining two core systems until planned conversion in fourth quarter 2017.
FDIC Assessment. FDIC assessment expense increased $332 thousand, or 38.2% and $484 thousand, or 30.3% for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The higher assessment is associated with an increase in deposit accounts due to the acquisition of Carlile Bancshares and organic growth from the prior period.
Communications. Communications expense increased $302 thousand and $242 thousand, or 54.9% and 22.3%, respectively for the three and six months ended June 30, 2017 compared to the same period in 2016. The increase for both periods is reflective of added data line and telecommunication expenses for additional branches and employees added in the Carlile transaction..

Core Deposit Intangible Amortization. Core deposit intangible amortization increased $918 thousand, or 186.6% and $922 thousand, or 94.1%, respectively for the three and six months ended June 30, 2017 compared to the same periods in 2016. The increase for both periods reflects the $36.7 million increase in core deposit intangibles recorded with the Carlile transaction.
Acquisition Expenses. Acquisition expenses increased $5.6 million, or 6203.3% and increased $5.1 million, or 698.2%, respectively, for the three and six months ended June 30, 2017 compared to the same periods in 2016. The increase in acquisition expenses is due to professional fees incurred relating to the acquisition as well as a termination fee paid for the cancellation of the contract for Carlile's core processing system.
Other Noninterest Expense. Other noninterest expense increased $1.6 million and $1.5 million, or 54.7% and 24.3%, respectively for the three and six months ended June 30, 2017 compared to the same periods in 2016. The increase for both periods is reflective of additional headcount, branch locations and accounts acquired in the Carlile transaction.
Income Tax Expense
Income tax expense was $8.6 million and $15.3 million for the three and six months ended June 30, 2017, respectively and $5.9 million and $12.0 million for the same periods in 2016. The effective tax rates were 32.1% and 31.1% for the three and six months ended June 30, 2017, respectively compared to 33.2% and 33.1% for the same periods in 2016. The lower tax rates in 2017 was due to the adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which resulted in recording $1.2 million in tax benefits related to restricted stock vesting into income tax expense during 2017. In addition, the rate in second quarter 2017 was negatively affected by $1.3 million of nondeductible acquisition expenses incurred during the period.

Discussion and Analysis of Financial Condition
The following discussion and analysis of the Company’s financial condition discusses and analyzes the financial condition of the Company as of June 30, 2017 and December 31, 2016.
Assets
The Company’s total assets increased by $2.7 billion, or 46.8%, to $8.6 billion as of June 30, 2017 from $5.9 billion at December 31, 2016. The increase is primarily due to $2.4 billion in total assets acquired in the Carlile transaction as well as organic growth for the period.
Loan Portfolio
The following table presents the balance and associated percentage of each major category in our loan portfolio as of June 30, 2017 and December 31, 2016:

(dollars in thousands)	June 30, 2017		December 31, 2016
Commercial (2)	$981,200	15.5%	$630,805	13.7%
Real estate:
Commercial	3,232,256	51.6	2,459,221	53.7
Commercial construction, land and land development	686,404	11.0	531,481	11.6
Residential (1)	876,737	14.0	644,340	14.1
Single family interim construction	286,445	4.6	235,475	5.1
Agricultural	161,044	2.6	53,548	1.2
Consumer	40,359	0.7	27,530	0.6
Other	295	—	166	—
	6,264,740	100.0%	4,582,566	100.0%
Deferred loan fees	(2,663)		(2,117)
Allowance for loan losses	(35,881)		(31,591)
Total loans, net	$6,226,196		$4,548,858
(1) Includes mortgage loans held for sale as of June 30, 2017 and December 31, 2016 of $25.2 million and $9.8 million, respectively.
(2) Includes mortgage warehouse lines of $120,217 at June 30, 2017.

Our loan portfolio is the largest category of our earning assets. As of June 30, 2017 and December 31, 2016, total loans, net of allowance for loan losses, totaled $6.2 billion and $4.5 billion, respectively, which is an increase of 36.9% between the two dates. The increase is primarily due to $1.4 billion in loans acquired in the Carlile transaction but also due to organic loan growth during 2017.

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

The following table sets forth the allocation of the Company’s nonperforming assets among the Company’s different asset categories as of the dates indicated. The Company classifies nonperforming loans (excluding loans acquired with deteriorated credit quality) as nonaccrual loans, loans past due 90 days or more and still accruing interest or loans modified under restructurings as a result of the borrower experiencing financial difficulties. The balances of nonperforming loans reflect the net investment in these assets, including deductions for purchase discounts.

(dollars in thousands)	June 30, 2017	December 31, 2016
Nonaccrual loans
Commercial	$8,181	$7,718
Real estate:
Commercial real estate, construction, land and land development	1,665	5,885
Residential real estate	2,319	866
Single family interim construction	—	884
Consumer	237	273
Total nonaccrual loans (1)	12,402	15,626
Loans delinquent 90 days or more and still accruing
Commercial	11	—
Total loans delinquent 90 days or more and still accruing	11	—
Troubled debt restructurings, not included in nonaccrual loans
Commercial	—	1
Real estate:
Commercial real estate, construction, land and land development	1,087	1,204
Residential real estate	957	1,011
Consumer	—	—
Total troubled debt restructurings, not included in nonaccrual loans	2,044	2,216
Total nonperforming loans	14,457	17,842
Other real estate owned and other repossessed assets:
Commercial	—	—
Commercial real estate, construction, land and land development	9,071	783
Residential Real Estate	1,189	1,189
Single family interim construction	1,016	—
Agricultural real estate	200	—
Consumer	124	4
Total other real estate owned and other repossessed assets	11,600	1,976
Total nonperforming assets	$26,057	$19,818
Ratio of nonperforming loans to total loans held for investment(2)	0.24%	0.39%
Ratio of nonperforming assets to total assets	0.30	0.34

(1)
Nonaccrual loans include troubled debt restructurings of $686 thousand and $209 thousand as of June 30, 2017 and December 31, 2016, respectively and excludes loans acquired with deteriorated credit quality of $8.8 million and $960 thousand as of June 30, 20107 and December 31, 2016, respectively .

(2)	Excluding mortgage warehouse loans of $120,217.

Nonaccrual loans decreased to $12.4 million at June 30, 2017 from $15.6 million as of December 31, 2016. Troubled debt restructurings that were not on nonaccrual status totaled $2.0 million at June 30, 2017 decreasing from $2.2 million at December 31, 2016. The decrease in nonaccrual loans was primarily due to the payoffs of two commercial real estate loans totaling $5.8 million, various smaller nonaccrual payoffs, and the foreclosure of a single-family interim construction property totaling $884 thousand offset by five loans totaling $4.0 million that were placed on nonaccrual during the six months ended June 30, 2017. The net increase in other real estate owned and repossessed assets is due to the addition of the single-family interim construction property foreclosure discussed above as well as the additions of other real estate owned totaling $10.0 million related to the Carlile acquisition offset by other real estate dispositions totaling $1.7 million during the quarter.
As of June 30, 2017, the Company had a total of 122 substandard loans with an aggregate principal balance of $44.3 million that were not currently nonaccrual loans, 90 days past due loans or troubled debt restructurings, but where the Company had information about possible credit problems of the borrowers that caused the Company’s management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that could result in those loans becoming nonaccrual loans, 90 days past due loans or troubled debt restructurings in the future.
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
Allowance for Loan Losses. The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The Company’s allowance for loan losses represents the Company’s estimate of probable and reasonably estimable loan losses inherent in loans held for investment as of the respective balance sheet date. The Company’s methodology for assessing the adequacy of the allowance for loan losses includes a general allowance for performing loans, which are grouped based on similar characteristics, and an allocated allowance for individual impaired loans. Actual credit losses or recoveries are charged or credited directly to the allowance. As of June 30, 2017, the allowance for loan losses amounted to $35.9 million, or 0.59% of total loans, compared with $31.6 million, or 0.69% of total loans as of December 31, 2016. The dollar increases from prior periods are primarily due to additional general reserves for organic loan growth. The decrease in the allowance for loan losses as a percentage of loans reflects that loans acquired in the Carlile transaction were recorded at fair value without a reserve at acquisition date. As of June 30, 2016, the discount on acquired loans totaled $35.9 million.
The allowance for loan losses to nonperforming loans has increased from 177.06% at December 31, 2016 to 248.19% at June 30, 2017. Nonperforming loans have decreased to $14.5 million at June 30, 2017 compared to $17.8 million at December 31, 2016 primarily due to the payoff of two commercial real estate loans and the foreclosure of single-family interim construction property, offset by the nonaccrual loan additions as discussed above.

Securities Available for Sale
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit, interest rate and duration risk. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions.
The Company recognized a net gain of $52 thousand on the sale of securities for the three and six months ended June 30, 2017 and a gain of $4 thousand on the sale of securities during the three and six months ended June 30, 2016. Securities represented 8.8% and 5.4% of the Company’s total assets at June 30, 2017 and December 31, 2016, respectively.
Management evaluates securities for other-than-temporary impairment (OTTI) on at least a quarterly basis and more frequently when economic of market conditions warrant such an evaluation. Management does not intend to sell any debt securities it holds and believes the Company more likely than not will not be required to sell any debt securities it holds before their anticipated recovery, at which time the Company will receive full value for the securities. Management has the ability and intent to hold the securities classified as available for sale that were in a loss position as of June 30, 2017 for a period of time sufficient for an entire recovery of the cost basis of the securities. For those securities that are impaired, the unrealized losses are largely due to interest rate changes. The fair value is expected to recover as the securities approach their maturity date. Management believes any impairment in the Company’s securities at June 30, 2017 is temporary and no other-than-temporary impairment has been realized in the Company’s consolidated financial statements.

Capital Resources and Regulatory Capital Requirements

Total stockholder’s equity was $1.3 billion at June 30, 2017 compared with $672.4 million at December 31, 2016, an increase of approximately $587.2 million. The majority of the increase was due to stock issued in the Carlile acquisition for a total, net of offering costs, of $551.1 million as well as net income of $33.8 million earned by the Company during the six months ended June 30, 2017, stock based compensation of $2.2 million and an increase of $4.7 million in unrealized gain on available for sale securities offset by dividends paid of $4.7 million.

As of June 30, 2017, the Company exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	As of June 30, 2017
	Actual	Required to be considered well capitalized	Required to be considered adequately capitalized
	Ratio	Ratio	Ratio
Tier 1 capital to average assets ratio	8.23%	≥5.00%	4.00-5.00%
Common equity tier 1 capital to risk-weighted assets ratio	9.03	≥6.50	4.50-6.50
Tier 1 capital to risk-weighted assets ratio	9.46	≥8.00	6.00-8.00
Total capital to risk-weighted assets ratio	11.60	≥10.00	8.00-10.00
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
In addition to the liquidity provided by the sources described above, Independent Bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of June 30, 2017, the Bank had established federal funds lines of credit with nine unaffiliated banks totaling $270.0 million with no amounts advanced against those lines at that time. The Company also participates with an exchange that provides direct overnight borrowings with other financial institutions with a borrowing capacity of $75 million and none outstanding as of June 30, 2017. The Company has an unsecured line of credit totaling $50.0 million at two unaffiliated commercial banks. Based on the values of stock, securities, and loans pledged as collateral, as of June 30, 2017, the Company had additional borrowing capacity with the FHLB of $929.5 million. In addition, the Company maintains a secured line of credit with the Federal Reserve Bank with an availability to borrow $562.5 million.
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
During the three and six months ended June 30, 2017, the Company acquired deposit accounts, repurchase agreements and junior subordinated debentures in the Carlile transaction. In addition, the Company assumed operating lease commitments for several branch locations acquired. Other than acquired accounts and normal changes in the ordinary course of business, there have been no significant changes in the types of contractual obligations or amounts due since December 31, 2016.
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
Independent Bank’s commitments to extend credit and outstanding standby letters of credit were $1.1 billion and $10.2 million, respectively, as of June 30, 2017. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. The Company manages the Company’s liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that the Company will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.

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
Goodwill and Core Deposit Intangible. The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. Under current accounting standards, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, no further testing is necessary. If the Company concludes otherwise, then it is required to perform the first step of the two step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. The Company performs its impairment test annually as of December 31. There have been no circumstances since December 31, 2016 that would indicate any impairment has occurred, therefore, management does not believe goodwill is impaired as of June 30, 2017.
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
Our interest rate risk model indicated that we were in a slightly asset sensitive position as of June 30, 2017. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income based on the interest rate risk model as of June 30, 2017:

Hypothetical Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
200	2.52%
100	1.06%
(100)	1.05%

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
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS
The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit 3.1
Amended and Restated Certificate of Formation of Independent Bank Group, Inc., which is incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form S-1 of Independent Bank Group, Inc. filed with the SEC on February 27, 2013 (the "S-1 Registration Statement")

Exhibit 3.2
Certificate of Amendment to Amended and Restated Certificate of Formation of Independent Bank Group, Inc., which is incorporated herein by reference to Exhibit 3.3 to Amendment No. 2 to the S-1 Registration Statement filed with the SEC on April 1, 2013

Exhibit 3.3
Third Amended and Restated Bylaws of Independent Bank Group, Inc., which are incorporated herein by reference to Exhibit 3.2 to Amendment No. 1 to the S-1 Registration Statement filed with the SEC on March 18, 2013

Exhibit 3.4
Statement of Designations of Senior Non-Cumulative Perpetual Preferred Stock, Series A of Independent Bank Group, Inc., as filed with the Office of the Secretary of State of the State of Texas on April 15, 2014, which is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Independent Bank Group, Inc. filed with the SEC on April 17, 2014

Exhibit 3.5
Certificate of Merger, dated January 2, 2014, of Live Oak Financial Corp. with and into Independent Bank Group, Inc., which is incorporated herein by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-196627) filed with the SEC on June 25, 2014 (the “S-3 Registration Statement”)

Exhibit 3.6
Certificate of Merger, dated April 15, 2014, of BOH Holdings, Inc. with and into Independent Bank Group, Inc., which is incorporated herein by reference to Exhibit 3.6 to Amendment No. 1 to the S-3 Registration Statement filed with the SEC on June 25, 2014

Exhibit 3.7
Certificate of Merger, dated September 30, 2014, of Houston City Bancshares, Inc. with and into Independent Bank Group, Inc., which is incorporated by reference to Exhibit 3.7 to the Registrant’s Quarterly Report on Form 10-Q, dated July 31, 2015

Exhibit 3.8
Certificate of Merger, dated March 31, 2017, of Carlile Bancshares, Inc. with and into Independent Bank Group, Inc. which is incorporated by reference to Exhibit 3.8 to the Registrant’s Quarterly Report on Form 10-Q, dated April 27, 2017

Exhibit 4.1
Form of certificate representing shares of the Registrant’s common stock, which is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Form S-1 Registration Statement filed with the SEC on March 18, 2013

Exhibit 4.2	Form of Common Stock Purchase Warrant, with schedules of differences, which is incorporated herein by reference to Exhibit 4.2 to the Form S-1 Registration Statement

Exhibit 4.3
Subordinated Debt Indenture, dated as of June 25, 2014, between Independent Bank Group, Inc. and Wells Fargo Bank, National Association, in its capacity as Indenture Trustee, which is incorporated herein by reference to Exhibit 4.6 to the Registrant’s Amendment No. 1 to the S‑3 Registration Statement filed with the SEC on June 25, 2014

Exhibit 4.4
First Supplemental Indenture, dated as of July 17, 2014, between Independent Bank Group, Inc. and Wells Fargo Bank Shareowner Services, in its capacity as Indenture Trustee, which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated July 17, 2014

Exhibit 4.5
Form of Global Note to represent the 5.875% Subordinated Notes due August 1, 2024, of the Registrant, which is incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, dated July 17, 2014

Exhibit 4.6
Form of Global Note to represent the 5.875% Subordinated Notes due August 1, 2024, of the Registrant, which is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated June 22, 2016

Exhibit 4.7
Independent Bank 401(k) Profit Sharing Plan, including related Adoption Agreement, which is incorporated herein by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on August 29, 2014

The other instruments defining the rights of holders of the long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

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

Independent Bank Group, Inc.

Date: July 27, 2017	By: /s/ David R. Brooks

David R. Brooks
Chairman, Chief Executive Officer and President

Date: July 27, 2017	By: /s/ Michelle S. Hickox

Michelle S. Hickox
Executive Vice President
Chief Financial Officer