Form 10-Q
period 2017-09-30
Independent Bank Group, Inc.
filed 2017-10-26
CIK 1564618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2017.
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
Common Stock, Par Value $0.01 Per Share – 27,806,877 shares as of October 25, 2017.

INDEPENDENT BANK GROUP, INC. AND SUBSIDIARIES
Form 10-Q
September 30, 2017

***

Independent Bank Group, Inc. and Subsidiaries

Consolidated Balance Sheets
September 30, 2017 (unaudited) and December 31, 2016
(Dollars in thousands, except share information)

	September 30,	December 31,
Assets	2017	2016

Cash and due from banks	$268,498	$158,686
Interest-bearing deposits in other banks	484,519	336,341
Federal funds sold	10,000	10,000
Cash and cash equivalents	763,017	505,027
Certificates of deposit held in other banks	15,692	2,707
Securities available for sale, at fair value	747,147	316,435
Loans held for sale	25,854	9,795
Loans, net	6,324,545	4,539,063
Premises and equipment, net	155,741	89,898
Other real estate owned	10,189	1,972
Federal Home Loan Bank (FHLB) of Dallas stock and other restricted stock	29,046	26,536
Bank-owned life insurance (BOLI)	112,381	57,209
Deferred tax asset	21,033	9,631
Goodwill	606,701	258,319
Core deposit intangible, net	47,198	14,177
Other assets	32,570	22,032
Total assets	$8,891,114	$5,852,801

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$1,939,342	$1,117,927
Interest-bearing	4,933,289	3,459,182
Total deposits	6,872,631	4,577,109

FHLB advances	560,687	460,746
Repurchase agreements	15,238	—
Other borrowings	107,567	107,299
Junior subordinated debentures	27,604	18,147
Other liabilities	25,927	17,135
Total liabilities	7,609,654	5,180,436
Commitments and contingencies
Stockholders’ equity:
Preferred stock (0 and 0 shares outstanding, respectively)	—	—
Common stock (27,804,877 and 18,870,312 shares outstanding, respectively)	278	189
Additional paid-in capital	1,109,884	555,325
Retained earnings	167,820	117,951
Accumulated other comprehensive income (loss)	3,478	(1,100)
Total stockholders’ equity	1,281,460	672,365
Total liabilities and stockholders’ equity	$8,891,114	$5,852,801
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Income
Three and Nine Months Ended September 30, 2017 and 2016 (unaudited)
(Dollars in thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income:
Interest and fees on loans	$79,325	$51,194	$208,263	$151,522
Interest on taxable securities	2,539	573	5,606	2,067
Interest on nontaxable securities	1,124	394	2,657	1,289
Interest on interest-bearing deposits and other	1,684	579	3,968	1,267
Total interest income	84,672	52,740	220,494	156,145
Interest expense:
Interest on deposits	8,033	4,049	20,043	11,623
Interest on FHLB advances	1,749	1,063	4,271	3,062
Interest on repurchase agreements and other borrowings	1,716	1,733	5,137	3,723
Interest on junior subordinated debentures	317	158	819	457
Total interest expense	11,815	7,003	30,270	18,865
Net interest income	72,857	45,737	190,224	137,280
Provision for loan losses	1,873	2,123	6,368	7,243
Net interest income after provision for loan losses	70,984	43,614	183,856	130,037
Noninterest income:
Service charges on deposit accounts	3,677	1,840	9,364	5,287
Mortgage fee income	4,569	1,922	10,855	5,319
Gain on sale of loans	351	—	351	—
Loss on sale of branch	(127)	(43)	(127)	(43)
Gain (loss) on sale of other real estate	—	4	(36)	57
Gain on sale of securities available for sale	—	—	52	4
(Loss) gain on sale of premises and equipment	(21)	(9)	(15)	32
Increase in cash surrender value of BOLI	778	402	1,959	937
Other	2,903	816	5,305	2,738
Total noninterest income	12,130	4,932	27,708	14,331
Noninterest expense:
Salaries and employee benefits	25,684	15,303	69,610	51,644
Occupancy	6,380	4,038	16,399	12,119
Data processing	2,546	1,190	6,449	3,575
FDIC assessment	1,077	1,123	3,156	2,718
Advertising and public relations	380	229	994	775
Communications	771	563	2,098	1,648
Net other real estate owned expenses (including taxes)	61	145	223	180
Other real estate impairment	917	51	1,037	106
Core deposit intangible amortization	1,409	492	3,311	1,472
Professional fees	1,273	717	3,212	2,354
Acquisition expense, including legal	2,428	3	8,247	732
Other	4,978	3,033	12,524	9,106
Total noninterest expense	47,904	26,887	127,260	86,429
Income before taxes	35,210	21,659	84,304	57,939
Income tax expense	11,696	7,155	26,985	19,174
Net income	$23,514	$14,504	$57,319	$38,765
Basic earnings per share	$0.85	$0.78	$2.31	$2.10
Diluted earnings per share	$0.84	$0.78	$2.30	$2.09

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income
Three and Nine Months Ended September 30, 2017 and 2016 (unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$23,514	$14,504	$57,319	$38,765
Other comprehensive income (loss) before tax:
Change in net unrealized gains (losses) on available for sale securities during the year	(219)	(736)	7,095	1,876
Reclassification adjustment for gain on sale of securities available for sale included in net income	—	—	(52)	(4)
Other comprehensive income (loss) before tax	(219)	(736)	7,043	1,872
Income tax expense (benefit)	(77)	(258)	2,465	655
Other comprehensive income (loss), net of tax	(142)	(478)	4,578	1,217
Comprehensive income	$23,372	$14,026	$61,897	$39,982

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2017 and 2016 (unaudited)
(Dollars in thousands, except for par value, share and per share information)

	Preferred Stock $.01 Par Value 10 million shares authorized	Common Stock $.01 Par Value 100 million shares authorized		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
		Shares	Amount
Balance, December 31, 2016	$—	18,870,312	$189	$555,325	$117,951	$(1,100)	$672,365
Net income	—	—	—	—	57,319	—	57,319
Other comprehensive income, net of tax	—	—	—	—	—	4,578	4,578
Stock issued for acquisition of bank, net of offering costs of $942	—	8,804,699	88	551,063	—	—	551,151
Restricted stock forfeited	—	(67)	—	—	—	—	—
Restricted stock granted	—	126,730	1	(1)	—	—	—
Stock based compensation expense	—	—	—	3,442	—	—	3,442
Exercise of warrants	—	3,203	—	55	—	—	55
Cash dividends ($0.30 per share)	—	—	—	—	(7,450)	—	(7,450)
Balance, September 30, 2017	$—	27,804,877	$278	$1,109,884	$167,820	$3,478	$1,281,460

Balance, December 31, 2015	$—	18,399,194	$184	$530,107	$70,698	$2,382	$603,371
Net income	—	—	—	—	38,765	—	38,765
Other comprehensive income, net of tax	—	—	—	—	—	1,217	1,217
Restricted stock forfeited	—	(6,036)	—	—	—	—	—
Restricted stock granted	—	95,470	1	(1)	—	—	—
Income tax deficiency on restricted stock vested	—	—	—	(193)	—	—	(193)
Stock based compensation expense	—	—	—	4,533	—	—	4,533
Preferred stock dividends	—	—	—	—	(8)	—	(8)
Cash dividends ($0.24 per share)	—	—	—	—	(4,432)	—	(4,432)
Balance, September 30, 2016	$—	18,488,628	$185	$534,446	$105,023	$3,599	$643,253

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2017 and 2016 (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$57,319	$38,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	6,203	5,027
Accretion income recognized on acquired loans	(4,293)	(4,218)
Amortization of core deposit intangibles	3,311	1,472
Amortization of premium on securities, net	2,633	1,528
Amortization of discount and origination costs on borrowings	366	151
Stock based compensation expense	3,442	4,533
Excess tax benefit on restricted stock vested	(1,272)	—
FHLB stock dividends	(308)	(176)
Gain on sale of securities available for sale	(52)	(4)
Loss (gain) on sale of premises and equipment	15	(32)
Gain on sale of loans	(351)	—
Loss on sale of branch	127	43
Loss (gain) on sale of other real estate	36	(57)
Impairment of other real estate	1,037	106
Deferred tax expense (benefit)	3,329	(151)
Provision for loan losses	6,368	7,243
Increase in cash surrender value of life insurance	(1,959)	(937)
Originations of loans held for sale	(291,330)	(206,567)
Proceeds from sale of loans held for sale	288,053	211,769
Net change in other assets	(2,537)	1,161
Net change in other liabilities	103	1,163
Net cash provided by operating activities	70,240	60,819
Cash flows from investing activities:
Proceeds from maturities, calls and pay downs of securities available for sale	1,390,770	1,107,530
Proceeds from sale of securities available for sale	17,227	5,399
Purchases of securities available for sale	(1,497,707)	(1,106,978)
Purchases of certificates held in other banks	(1,960)	—
Maturities of certificates held in other banks	—	61,746
Proceeds from sale of loans	3,867	—
Purchase of bank owned life insurance contracts	—	(15,000)
Net redemptions (purchases) of FHLB stock	8,908	(12,020)
Net loans originated - held for investment	(386,896)	(372,524)
Net purchases of mortgage warehouse purchase loans	(38,239)	—
Additions to premises and equipment	(11,626)	(4,680)
Proceeds from sale of premises and equipment	15	579
Proceeds from sale of other real estate owned	5,648	1,860
Capitalized additions to other real estate owned	(1,032)	—
Cash received from acquired banks	148,444	—
Cash paid in connection with acquisitions	(17,773)	—
Selling costs paid in connection with branch sale	(62)	(107)
Net cash transferred in branch sale	(11,765)	(2,399)
Net cash used in investing activities	(392,181)	(336,594)
Cash flows from financing activities:
Net increase in demand deposits, NOW and savings accounts	635,877	336,624
Net increase (decrease) in time deposits	(144,785)	35,530
Proceeds from FHLB advances	100,000	575,000
Repayments of FHLB advances	(59)	(392,560)
Net change in repurchase agreements	(2,765)	8,528
Repayments of other borrowings	—	(5,798)
Proceeds from other borrowings	—	43,150
Proceeds from exercise of common stock warrants	55	—
Redemption of preferred stock	—	(23,938)
Offering costs paid in connection with acquired banks	(942)	—
Dividends paid	(7,450)	(4,440)
Net cash provided by financing activities	579,931	572,096
Net change in cash and cash equivalents	257,990	296,321
Cash and cash equivalents at beginning of year	505,027	293,279
Cash and cash equivalents at end of period	$763,017	$589,600
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
Basis of Presentation: The accompanying consolidated financial statements include the accounts of IBG, its wholly-owned subsidiaries, the Bank, IBG Adriatica Holdings, Inc. (Adriatica) and Carlile Capital, LLC and the Bank’s wholly-owned subsidiaries, IBG Real Estate Holdings, Inc., IBG Real Estate Holdings II, Inc., IBG Aircraft Company III, Preston Grand, Inc., Goldome Financial, LLC, CFRH II, LLC, McKinney Avenue Holdings, Inc. and its wholly owned subsidiary, McKinney Avenue SPE 1, Inc.. Adriatica, McKinney Avenue Holdings, Inc. and its subsidiary are currently not active entities. During the quarter ended September 30, 2017, IBG Real Estate Holdings II, Inc. was formed to hold the real property for the new corporate headquarters.
On April 1, 2017, the Company acquired Carlile Bancshares, Inc. (Carlile) and its wholly owned subsidiaries, Carlile Capital, LLC and Northstar Bank of Texas (Northstar) and its wholly owned subsidiaries, Goldome Financial, LLC and CFRH II, LLC. Carlile has been merged into the Company and dissolved and Northstar has been merged with the Bank as of acquisition date. Carlile Capital and CFRH II, LLC were formed to hold and manage non-performing assets, including loans and other real estate owned and Goldome Financial is a mortgage warehouse purchase company. See Note 10, Business Combination for more details of the Carlile acquisition.
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

New Accounting Pronouncement: ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting was effective for the Company on January 1, 2017. ASU 2016-09 requires that all income tax effects related to vestings of share-based payment awards be reported in earnings as an increase (or decrease) to income tax expense. Previously, excess income tax benefits of a vested award were reported as an increase (or decrease) to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax benefits recognized in earnings during the award's vesting period. The requirement to report those income tax effects in earnings has been applied to vestings occurring on or after January 1, 2017 and resulted in recording a $1,272 tax benefit for the nine months ended September 30, 2017. ASU 2016-09 also requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. We have elected to apply that change in cash flow classification on a prospective basis. The impact of this change and that of the remaining provisions of ASU 2016-09 did not have significant impact on our financial statements.

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
Earnings per share: Basic earnings per common share are net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. The unvested share-based payment awards that contain rights to non forfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock warrants. The participating nonvested common stock was not included in dilutive shares as it was anti-dilutive for the three and nine months ended September 30, 2017 and 2016. Proceeds from the assumed exercise of dilutive stock warrants are assumed to be used to repurchase common stock at the average market price.
The following table presents a reconciliation of net income available to common shareholders and the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic earnings per share:
Net income	$23,514	$14,504	$57,319	$38,765
Less: Preferred stock dividends	—	—	—	8
Net income after preferred stock dividends	23,514	14,504	57,319	38,757
Less:
Undistributed earnings allocated to participating securities	181	204	555	593
Dividends paid on participating securities	24	23	83	76
Net income available to common shareholders	$23,309	$14,277	$56,681	$38,088
Weighted-average basic shares outstanding	27,555,978	18,189,163	24,585,473	18,145,604
Basic earnings per share	$0.85	$0.78	$2.31	$2.10
Diluted earnings per share:
Net income available to common shareholders	$23,309	$14,277	$56,681	$38,088
Total weighted-average basic shares outstanding	27,555,978	18,189,163	24,585,473	18,145,604
Add dilutive stock warrants	103,800	90,333	105,317	78,659
Total weighted-average diluted shares outstanding	27,659,778	18,279,496	24,690,790	18,224,263
Diluted earnings per share	$0.84	$0.78	$2.30	$2.09
Anti-dilutive participating securities	77,498	106,355	145,925	69,460

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

	Nine Months Ended September 30,
	2017	2016
Cash transactions:
Interest expense paid	$31,113	$19,381
Income taxes paid	$21,911	$19,560
Noncash transactions:
Transfers of loans to other real estate owned	$750	$1,824
Loans to facilitate the sale of other real estate owned	$684	$—
Excess tax deficiency on restricted stock vested	$—	$(193)
Transfer of bank premises to other real estate	$2,716	$—
Transfer of repurchase agreements to deposits	$—	$20,688

Supplemental schedule of noncash investing activities from branch sales is as follows:

	Nine Months Ended September 30,
	2017	2016
Noncash assets transferred:
Loans	$5,439	$2
Premises and equipment	—	2,193
Total assets	$5,439	$2,195
Noncash liabilities transferred:
Deposits	$17,509	$4,628
Other liabilities	28	30
Total liabilities	$17,537	$4,658
Cash and cash equivalents transferred in branch sale	$101	$208
Deposit premium received	$333	$64
Cash paid to buyer, net of deposit premium	$11,664	$2,191

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Supplemental schedule of noncash investing activities from acquisitions is as follows:

	Nine Months Ended September 30,
	2017	2016
Noncash assets acquired
Certificates of deposit held in other banks	$11,025	$—
Securities available for sale	336,540	—
Restricted stock	11,110	—
Loans	1,384,210	—
Premises and equipment	63,166	—
Other real estate owned	11,124	—
Goodwill	348,382	—
Core deposit intangibles	36,717	—
Bank owned life insurance	53,213	—
Other assets	25,197	—
Total assets	$2,280,684	$—
Noncash liabilities assumed:
Deposits	$1,821,938	$—
Repurchase agreements	18,003	—
Junior subordinated debt	9,359	—
Other liabilities	9,962	—
Total liabilities	$1,859,262	$—
Cash and cash equivalents acquired from acquisitions	$148,444	$—
Cash paid to shareholders of acquired banks	$17,773	$—
Fair value of common stock issued to shareholders of acquired bank	$552,093	$—

In addition, the following measurement-period adjustments were made during the period related to the acquisition of Grand Bank in 2015:

	Nine Months Ended September 30,
	2017	2016
Assets acquired:
Loans	$—	$735
Goodwill	—	(324)
Core deposit intangibles	—	(216)
Deferred tax asset	—	(175)
Total assets	$—	$20
Liabilities assumed:
Other liabilities	—	20
Total liabilities	$—	$20

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Note 3. Securities Available for Sale
Securities available for sale have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at September 30, 2017 and December 31, 2016, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
September 30, 2017
U. S. treasuries	$32,383	$1	$(62)	$32,322
Government agency securities	231,876	194	(876)	231,194
Obligations of state and municipal subdivisions	227,116	2,874	(777)	229,213
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	240,992	3,245	(181)	244,056
Other securities	10,342	20	—	10,362
	$742,709	$6,334	$(1,896)	$747,147
December 31, 2016
U.S. treasuries	$3,208	$—	$(61)	$3,147
Government agency securities	123,605	141	(1,479)	122,267
Obligations of state and municipal subdivisions	88,358	920	(2,022)	87,256
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	103,869	928	(1,032)	103,765
	$319,040	$1,989	$(4,594)	$316,435
Securities with a carrying amount of approximately $264,852 and $176,457 at September 30, 2017 and December 31, 2016, respectively, were pledged to secure public fund deposits and repurchase agreements.
Proceeds from sale of securities available for sale and gross gains and gross losses for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Proceeds from sale	417	$—	$17,227	$5,399
Gross gains	—	—	104	4
Gross losses	—	—	52	—

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The amortized cost and estimated fair value of securities available for sale at September 30, 2017, by contractual maturity, are shown below. Maturities of pass-through certificates will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2017
	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$95,050	$95,006
Due from one year to five years	213,146	213,082
Due from five to ten years	93,551	93,976
Thereafter	99,970	101,027
	501,717	503,091
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	240,992	244,056
	$742,709	$747,147

The number of securities, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2017 and December 31, 2016, are summarized as follows:

	Less Than 12 Months			Greater Than 12 Months			Total
Description of Securities	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Securities Available for Sale
September 30, 2017
U.S. treasuries	6	$30,320	$(62)	—	$—	$—	$30,320	$(62)
Government agency securities	48	131,393	(458)	21	45,680	(418)	177,073	(876)
Obligations of state and municipal subdivisions	100	42,864	(184)	46	23,618	(593)	66,482	(777)
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	13	33,003	(181)	—	—	—	33,003	(181)
	167	$237,580	$(885)	67	$69,298	$(1,011)	$306,878	$(1,896)
December 31, 2016
U.S. treasuries	1	$3,147	$(61)	—	$—	$—	$3,147	$(61)
Government agency securities	43	102,044	(1,472)	1	993	(7)	103,037	(1,479)
Obligations of state and municipal subdivisions	100	46,186	(2,011)	4	1,549	(11)	47,735	(2,022)
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	30	67,868	(1,032)	—	—	—	67,868	(1,032)
	174	$219,245	$(4,576)	5	$2,542	$(18)	$221,787	$(4,594)
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

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Note 4. Loans, Net and Allowance for Loan Losses
Loans, net, at September 30, 2017 and December 31, 2016, consisted of the following:

	September 30,	December 31,
	2017	2016
Commercial	$1,006,104	$630,805
Real estate:
Commercial	3,255,053	2,459,221
Commercial construction, land and land development	710,475	531,481
Residential	877,920	634,545
Single family interim construction	319,093	235,475
Agricultural	156,824	53,548
Consumer	39,098	27,530
Other	337	166
	6,364,904	4,572,771
Deferred loan fees	(2,589)	(2,117)
Allowance for loan losses	(37,770)	(31,591)
	$6,324,545	$4,539,063

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
Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. The Company’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. These cash flows, however, may not be as expected and the value of collateral securing the loans may fluctuate. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short term loans may be made on an unsecured basis. Our commercial loan portfolio also includes loans made to customers in the energy industry, which is a complex, technical and cyclical industry. Experienced bankers with specialized energy lending experience originate our energy loans. Companies in this industry produce, extract, develop, exploit and explore for oil and natural gas. Loans are primarily collateralized with proven producing oil and gas reserves based on a technical evaluation of these reserves. At September 30, 2017 and December 31, 2016, there were approximately $87,832 and $115,311 of exploration and production (E&P) energy loans outstanding, respectively. Additionally, with the acquisition of Carlile, the Company acquired a mortgage warehouse purchase company, Goldome Financial, which provides mortgage warehouse lending vehicle to mortgage bankers across a broad geographic scale. The mortgage loans are underwritten, in part, on approved investor takeout commitments. These loans have a very short duration ranging between 10 days and 15 days. In some cases, loans to larger mortgage originators may be financed for up to 60 days. These loans are reported as business loans since the loans are secured by notes receivable, not real estate. As of September 30, 2017, mortgage warehouse purchase loans outstanding totaled $138,561.
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
Most of the Company’s lending activity occurs within the State of Texas, primarily in the north, central and southeast Texas regions. With the acquisition of Carlile as further explained in Note 10, Business Combination, the Company expanded into the State of Colorado, specifically along the Front Range area. As of September 30, 2017, loans in the Colorado region represented about 7% of the total portfolio. A large percentage of the Company’s portfolio consists of commercial and residential real estate loans. As of September 30, 2017 and December 31, 2016, there were no concentrations of loans related to a single industry in excess of 10% of total loans.
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
Loans requiring an allocated loan loss provision are generally identified at the servicing officer level based on review of weekly past due reports and/or the loan officer’s communication with borrowers. In addition, past due loans are discussed at weekly officer loan committee meetings to determine if classification is warranted. The Company’s credit department has implemented an internal risk based loan review process to identity potential internally classified loans that supplements the annual independent external loan review. The external review generally covers all loans greater than $3.25 million annually. These reviews include analysis of borrower’s financial condition, payment histories and collateral values to determine if a loan should be internally classified. Generally, once classified, an impaired loan analysis is completed by the credit department to determine if the loan is impaired and the amount of allocated allowance required.
The Texas and Colorado economies, specifically the Company’s lending area of north, central and southeast Texas and the Colorado Front Range area, have continued to expand and recover at a moderate pace during 2017 due largely to improvement in manufacturing output, the energy sector and a strong labor force. The Texas economy is the second largest in the nation. However, uncertainty exists in the potential effect of the Trump administration's impact on foreign trade policy, specifically related to the service and manufacturing industries and industrial real estate. The risk of loss associated with all segments of the portfolio could increase due to this impact. In addition, during third quarter 2017, the Texas economy was somewhat impacted by Hurricane Harvey ("Harvey"), which preliminary estimates indicate could be one of the costliest U.S. natural catastrophes. The Bank initiated a Disaster Recovery Policy as a result of Harvey putting in place procedures and approval authorities for credit officers to provide relief for impacted borrowers. In the overall analysis of Harvey's potential impact on the Bank's loan portfolio, management believes that no significant additional risk has materialized. The Houston portfolio, which is mostly real estate, totals $1.4 billion and lenders have confirmed modest amounts of damage. Management believes no additional reserves are warranted at this time as a result of Harvey. The overall economic impact will be more evident as additional third quarter data is collected. However, the storm's negative impact on employment and business activity is expected to be transitory and should not derail the state's positive economic momentum, according to the Dallas Fed economists.

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The economy and other risk factors are minimized by the Company’s underwriting standards, which include the following principles: 1) financial strength of the borrower including strong earnings, high net worth, significant liquidity and acceptable debt to worth ratio, 2) managerial business competence, 3) ability to repay, 4) loan to value, 5) projected cash flow and 6) guarantor financial statements as applicable. The following is a summary of the activity in the allowance for loan losses by loan class for the three and nine months ended September 30, 2017 and 2016:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
Three months ended September 30, 2017
Balance at the beginning of period	$8,700	$21,497	$3,292	$1,387	$272	$288	$12	$433	$35,881
Provision for loan losses	533	949	33	258	8	(37)	22	107	1,873
Charge-offs	—	—	—	—	—	(1)	(38)	—	(39)
Recoveries	3	3	1	—	—	29	19	—	55
Balance at end of period	$9,236	$22,449	$3,326	$1,645	$280	$279	$15	$540	$37,770

Nine months ended September 30, 2017
Balance at the beginning of period	$8,593	$18,399	$2,760	$1,301	$207	$242	$29	$60	$31,591
Provision for loan losses	618	4,026	563	478	73	62	68	480	6,368
Charge-offs	—	—	—	(134)	—	(68)	(115)	—	(317)
Recoveries	25	24	3	—	—	43	33	—	128
Balance at end of period	$9,236	$22,449	$3,326	$1,645	$280	$279	$15	$540	$37,770

Three months ended September 30, 2016
Balance at the beginning of period	$11,357	$15,492	$2,533	$1,121	$175	$171	$28	$39	$30,916
Provision for loan losses	412	1,021	601	113	13	(6)	23	(54)	2,123
Charge-offs	(3,025)	—	(421)	—	—	(5)	(33)	—	(3,484)
Recoveries	3	4	2	—	—	2	9	—	20
Balance at end of period	$8,747	$16,517	$2,715	$1,234	$188	$162	$27	$(15)	$29,575

Nine months ended September 30, 2016
Balance at the beginning of period	$10,573	$13,007	$2,339	$769	$215	$164	$—	$(24)	$27,043
Provision for loan losses	2,378	3,558	786	465	(27)	(2)	76	9	7,243
Charge-offs	(4,216)	(54)	(421)	—	—	(7)	(78)	—	(4,776)
Recoveries	12	6	11	—	—	7	29	—	65
Balance at end of period	$8,747	$16,517	$2,715	$1,234	$188	$162	$27	$(15)	$29,575

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The following table details the amount of the allowance for loan losses and recorded investment in loans by class as of September 30, 2017 and December 31, 2016:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
September 30, 2017
Allowance for losses:
Individually evaluated for impairment	$2,530	$—	$—	$—	$—	$94	$—	$—	$2,624
Collectively evaluated for impairment	6,706	22,449	3,326	1,645	280	185	15	540	35,146
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance	$9,236	$22,449	$3,326	$1,645	$280	$279	$15	$540	$37,770

Loans:
Individually evaluated for impairment	$8,226	$2,711	$3,226	$—	$—	$237	$—	$—	$14,400
Collectively evaluated for impairment	983,119	3,888,539	870,784	314,914	152,457	38,836	337	—	6,248,986
Acquired with deteriorated credit quality	14,759	74,278	3,910	4,179	4,367	25	—	—	101,518
Ending balance	$1,006,104	$3,965,528	$877,920	$319,093	$156,824	$39,098	$337	$—	$6,364,904

December 31, 2016
Allowance for losses:
Individually evaluated for impairment	$3	$4	$—	$84	$—	$94	$—	$—	$185
Collectively evaluated for impairment	8,590	18,395	2,760	1,217	207	148	29	60	31,406
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance	$8,593	$18,399	$2,760	$1,301	$207	$242	$29	$60	$31,591

Loans:
Individually evaluated for impairment	$7,720	$7,089	$1,889	$884	$—	$279	$—	$—	$17,861
Collectively evaluated for impairment	620,665	2,953,333	630,689	234,591	53,548	27,240	166	—	4,520,232
Acquired with deteriorated credit quality	2,420	30,280	1,967	—	—	11	—	—	34,678
Ending balance	$630,805	$2,990,702	$634,545	$235,475	$53,548	$27,530	$166	$—	$4,572,771

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Nonperforming loans by loan class (excluding loans acquired with deteriorated credit quality) at September 30, 2017 and December 31, 2016, are summarized as follows:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
September 30, 2017
Nonaccrual loans	$8,254	$1,744	$2,389	$—	$—	$237	$—	$12,624
Loans past due 90 days and still accruing	16	—	16	—	9	2	—	43
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	—	1,067	919	—	—	—	—	1,986
	$8,270	$2,811	$3,324	$—	$9	$239	$—	$14,653
December 31, 2016
Nonaccrual loans	$7,718	$5,885	$866	$884	$—	$273	$—	$15,626
Loans past due 90 days and still accruing	—	—	—	—	—	—	—	—
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	1	1,204	1,011	—	—	—	—	2,216
	$7,719	$7,089	$1,877	$884	$—	$273	$—	$17,842
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

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Impaired loans by loan class (excluding loans acquired with deteriorated credit quality) at September 30, 2017 and December 31, 2016, are summarized as follows:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
September 30, 2017
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$6,561	$—	$—	$—	$—	$202	$—	$6,763
Impaired loans with no allowance for loan losses	1,665	2,711	3,226	—	—	35	—	7,637
Total	$8,226	$2,711	$3,226	$—	$—	$237	$—	$14,400
Unpaid principal balance of impaired loans	$11,360	$2,747	$3,295	$—	$—	$268	$—	$17,670
Allowance for loan losses on impaired loans	$2,530	$—	$—	$—	$—	$94	$—	$2,624
December 31, 2016
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$8	$78	$—	$168	$—	$209	$—	$463
Impaired loans with no allowance for loan losses	7,712	7,011	1,889	716	—	70	—	17,398
Total	$7,720	$7,089	$1,889	$884	$—	$279	$—	$17,861
Unpaid principal balance of impaired loans	$10,844	$7,133	$2,087	$884	$—	$291	$—	$21,239
Allowance for loan losses on impaired loans	$3	$4	$—	$84	$—	$94	$—	$185
For the three months ended September 30, 2017
Average recorded investment in impaired loans	$8,201	$2,769	$2,847	$—	$—	$246	$—	$14,063
Interest income recognized on impaired loans	$—	$15	$14	$—	$—	$—	$—	$29
For the nine months ended September 30, 2017
Average recorded investment in impaired loans	$8,081	$3,849	$2,608	$221	$—	$254	$—	$15,013
Interest income recognized on impaired loans	$4	$427	$38	$—	$—	$5	$—	$474
For the three months ended September 30, 2016
Average recorded investment in impaired loans	$9,920	$1,338	$2,831	$—	$—	$62	$—	$14,151
Interest income recognized on impaired loans	$57	$18	$12	$—	$—	$—	$—	$87
For the nine months ended September 30, 2016
Average recorded investment in impaired loans	$12,799	$2,383	$2,994	$—	$43	$78	$—	$18,297
Interest income recognized on impaired loans	$57	$56	$84	$—	$—	$—	$—	$197
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
A “troubled debt restructured” loan is identified as impaired and measured for credit impairment as of each reporting period in accordance with the guidance in  Accounting Standards Codification (ASC) 310-10-35. Modifications primarily relate to extending the amortization periods of the loans and interest rate concessions. The majority of these loans were identified as impaired prior to restructuring; therefore, the modifications did not materially impact the Company’s determination of the allowance for loan losses. The recorded investment in troubled debt restructurings, including those on nonaccrual, was $3,466 and $2,425 as of September 30, 2017 and December 31, 2016.

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Following is a summary of loans modified under troubled debt restructurings during the three and nine months ended September 30, 2017 and 2016:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
Troubled debt restructurings during the three months ended September 30, 2017
Number of contracts	1	—	—	—	—	—	—	1
Pre-restructuring outstanding recorded investment	$873	$—	$—	$—	$—	$—	$—	$873
Post-restructuring outstanding recorded investment	$873	$—	$—	$—	$—	$—	$—	$873

Troubled debt restructurings during the nine months ended September 30, 2017
Number of contracts	1	—	1	—	—	1	—	3
Pre-restructuring outstanding recorded investment	$873	$—	$465	$—	$—	$22	$—	$1,360
Post-restructuring outstanding recorded investment	$873	$—	$465	$—	$—	$22	$—	$1,360

Troubled debt restructurings during the three months ended September 30, 2016
Number of contracts	—	—	—	—	—	—	—	—
Pre-restructuring outstanding recorded investment	$—	$—	$—	$—	$—	$—	$—	$—
Post-restructuring outstanding recorded investment	$—	$—	$—	$—	$—	$—	$—	$—

Troubled debt restructurings during the nine months ended September 30, 2016
Number of contracts	1	—	—	—	—	—	—	1
Pre-restructuring outstanding recorded investment	$24	$—	$—	$—	$—	$—	$—	$24
Post-restructuring outstanding recorded investment	$24	$—	$—	$—	$—	$—	$—	$24
At September 30, 2017 and 2016, there were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the three and nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017 and 2016, the Company had no commitments to lend additional funds to any borrowers with loans whose terms have been modified under troubled debt restructurings.

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents information regarding the aging of past due loans by loan class as of September 30, 2017 and December 31, 2016:

	Loans 30-89 Days Past Due	Loans 90 or More Past Due	Total Past Due Loans	Current Loans	Total Loans
September 30, 2017
Commercial	$1,714	$8,240	$9,954	$981,391	$991,345
Commercial real estate, land and land development	2,094	1,612	3,706	3,887,544	3,891,250
Residential real estate	3,419	1,455	4,874	869,136	874,010
Single-family interim construction	—	—	—	314,914	314,914
Agricultural	99	9	108	152,349	152,457
Consumer	177	232	409	38,664	39,073
Other	—	—	—	337	337
	7,503	11,548	19,051	6,244,335	6,263,386
Acquired with deteriorated credit quality	3,768	6,792	10,560	90,958	101,518
	$11,271	$18,340	$29,611	$6,335,293	$6,364,904
December 31, 2016
Commercial	$226	$7,711	$7,937	$620,448	$628,385
Commercial real estate, land and land development	151	6,752	6,903	2,953,519	2,960,422
Residential real estate	846	561	1,407	631,171	632,578
Single-family interim construction	1,062	—	1,062	234,413	235,475
Agricultural	10	—	10	53,538	53,548
Consumer	154	52	206	27,313	27,519
Other	—	—	—	166	166
	2,449	15,076	17,525	4,520,568	4,538,093
Acquired with deteriorated credit quality	181	910	1,091	33,587	34,678
	$2,630	$15,986	$18,616	$4,554,155	$4,572,771
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
A summary of loans by credit quality indicator by class as of September 30, 2017 and December 31, 2016, is as follows:

	Pass	Pass/ Watch	Special Mention	Substandard	Doubtful	Total
September 30, 2017
Commercial	$933,126	$39,532	$3,783	$29,663	$—	$1,006,104
Commercial real estate, construction, land and land development	3,877,125	58,568	13,924	15,911	—	3,965,528
Residential real estate	867,627	3,295	1,197	5,801	—	877,920
Single-family interim construction	313,133	4,921	—	1,039	—	319,093
Agricultural	127,846	9,903	14,708	4,367	—	156,824
Consumer	38,799	9	7	283	—	39,098
Other	337	—	—	—	—	337
	$6,157,993	$116,228	$33,619	$57,064	$—	$6,364,904
December 31, 2016
Commercial	$555,342	$31,954	$16,734	$26,775	$—	$630,805
Commercial real estate, construction, land and land development	2,972,732	5,426	5,148	7,396	—	2,990,702
Residential real estate	629,081	1,897	370	3,197	—	634,545
Single-family interim construction	233,800	791	—	884	—	235,475
Agricultural	52,724	569	255	—	—	53,548
Consumer	27,215	12	3	300	—	27,530
Other	166	—	—	—	—	166
	$4,471,060	$40,649	$22,510	$38,552	$—	$4,572,771
The Company has acquired certain loans which experienced credit deterioration since origination (purchased credit impaired (PCI) loans).
The Company has included PCI loans in the above grading tables. The following provides additional detail on the grades applied to those loans at September 30, 2017 and December 31, 2016:

	Pass	Pass/ Watch	Special Mention	Substandard	Doubtful	Total
September 30, 2017	$38,752	$37,440	$3,752	$21,574	$—	$101,518
December 31, 2016	30,498	1,237	1,069	1,874	—	34,678
PCI loans may remain on accrual status to the extent the company can reasonably estimate the amount and timing of expected future cash flows. At September 30, 2017 and December 31, 2016, non-accrual PCI loans were $10,401 and $960, respectively.

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Accretion on PCI loans is based on estimated future cash flows, regardless of contractual maturity. The following table summarizes the outstanding balance and related carrying amount of purchased credit impaired loans as of the respective acquisition date for the acquisition occurring in 2017:

Acquisition Date
April 1, 2017
Carlile Bancshares, Inc.
Outstanding balance	$101,153
Nonaccretable difference	(12,630)
Accretable yield	(3,916)
Carrying amount	$84,607

The carrying amount of all acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
Outstanding balance	$117,978	$39,442
Carrying amount	101,518	34,678
There was no allocation established in the allowance for loan losses relating to PCI loans at September 30, 2017 or December 31, 2016.

The changes in accretable yield during the nine months ended September 30, 2017 and 2016 in regard to loans transferred at acquisition for which it was probable that all contractually required payments would not be collected are presented in the table below.

	For the Nine Months Ended September 30,
	2017	2016
Balance at January 1,	$1,526	$2,380
Additions	3,916	—
Accretion	(3,586)	(759)
Transfers from nonaccretable	—	—
Balance at September 30,	$1,856	$1,621

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
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of this instrument. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At September 30, 2017 and December 31, 2016, the approximate amounts of these financial instruments were as follows:

	September 30,	December 31,
	2017	2016
Commitments to extend credit	$1,115,678	$865,668
Standby letters of credit	8,580	10,562
	$1,124,258	$876,230
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
Letters of credit are written conditional commitments used by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan arrangements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table above. If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of September 30, 2017 and December 31, 2016, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

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

Lease Commitments
The Company leases certain branch facilities and other facilities. Rent expense related to these leases amounted to $873 and $2,278 for the three and nine months ended September 30, 2017, respectively, and $516 and $1,575 for the three and nine months ended September 30, 2016, respectively.

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Note 6. Income Taxes

Income tax expense for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income tax expense for the period	$11,696	$7,155	$26,985	$19,174
Effective tax rate	33.2%	33.0%	32.0%	33.1%

The effective tax rates differ from the statutory federal tax rate of 35% largely due to tax exempt interest income earned on certain investment securities and loans and the nontaxable earnings on bank owned life insurance. In addition, the effective tax rate differs for the three and nine months ended September 30, 2017 due to nondeductible acquisition expenses incurred during the period and excess tax benefit on restricted stock vestings recognized in income tax expense during the period as a result of adopting ASU 2016-09 on January 1, 2017.

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

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The following table represents assets reported on the consolidated balance sheets at their fair value on a recurring basis as of September 30, 2017 and December 31, 2016 by level within the ASC Topic 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2017
Measured on a recurring basis:
Assets:
Investment securities available for sale:
U.S. treasuries	$32,322	$—	$32,322	$—
Government agency securities	231,194	—	231,194	—
Obligations of state and municipal subdivisions	229,213	—	229,213	—
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	244,056	—	244,056	—
Other securities	10,362	10,362	—	—
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

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

In accordance with ASC Topic 820, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at September 30, 2017 and December 31, 2016, for which a nonrecurring change in fair value has been recorded:

		Fair Value Measurements at Reporting Date Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Period Ended Total Losses
September 30, 2017
Measured on a nonrecurring basis:
Assets:
Impaired loans	$4,031	$—	$—	$4,031	$2,530
Other real estate	322	—	—	322	120

December 31, 2016
Measured on a nonrecurring basis:
Assets:
Impaired loans	$968	$—	$—	$968	$708
Other real estate	340	—	—	340	52

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
In addition, mortgage loans held for sale are required to be measured at the lower of cost or fair value. The fair value of mortgage loans held for sale is based upon binding quotes or bids from third party investors. As of September 30, 2017 and December 31, 2016, all mortgage loans held for sale were recorded at cost.
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

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instruments were as follows at September 30, 2017 and December 31, 2016:

			Fair Value Measurements at Reporting Date Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2017
Financial assets:
Cash and cash equivalents	$763,017	$763,017	$763,017	$—	$—
Certificates of deposit held in other banks	15,692	15,800	—	15,800	—
Securities available for sale	747,147	747,147	10,362	736,785	—
Loans held for sale	25,854	26,728	—	26,728	—
Loans, net	6,324,545	6,263,277	—	6,259,138	4,139
FHLB of Dallas stock and other restricted stock	29,046	29,046	—	29,046	—
Accrued interest receivable	19,335	19,335	—	19,335	—
Financial liabilities:
Deposits	6,872,631	6,878,244	—	6,878,244	—
Accrued interest payable	3,177	3,177	—	3,177	—
FHLB advances	560,687	555,288	—	555,288	—
Repurchase agreements	15,238	15,238	—	15,238	—
Other borrowings	107,567	111,100	—	111,100	—
Junior subordinated debentures	27,604	19,479	—	19,479	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2016
Financial assets:
Cash and cash equivalents	$505,027	$505,027	$505,027	$—	$—
Certificates of deposit held in other banks	2,707	2,733	—	2,733	—
Securities available for sale	316,435	316,435	—	316,435	—
Loans held for sale	9,795	9,795	—	9,795	—
Loans, net	4,539,063	4,532,364	—	4,532,086	278
FHLB of Dallas stock and other restricted stock	26,536	26,536	—	26,536	—
Accrued interest receivable	12,331	12,331	—	12,331	—
Financial liabilities:
Deposits	4,577,109	4,581,866	—	4,581,866	—
Accrued interest payable	4,020	4,020	—	4,020	—
FHLB advances	460,746	459,436	—	459,436	—
Other borrowings	107,299	110,000	—	110,000	—
Junior subordinated debentures	18,147	18,131	—	18,131	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Note 8. Stock Awards and Stock Warrants
The Company grants common stock awards to certain employees of the Company. The common stock issued prior to 2013 vests five years from the date the award is granted and the related compensation expense is recognized over the vesting period. In connection with the initial public offering in April 2013, the Board of Directors adopted a new 2013 Equity Incentive Plan. Under this plan, the Compensation Committee may grant awards in the form of restricted stock, restricted stock rights, restricted stock units, qualified and nonqualified stock options, performance-based share awards and other equity-based awards. The Plan reserved 800,000 shares of common stock to be awarded by the Company’s compensation committee. The shares currently issued under the 2013 Plan are restricted and will vest evenly over the required employment period, generally ranging from three to five years. Shares granted under a previous plan prior to 2012 and those in and subsequent to 2013 under the 2013 Equity Incentive Plan were issued at the date of grant and receive dividends. Shares issued under a revised plan in 2012 are not outstanding shares of the Company until they vest and do not receive dividends. During the nine months ended September 30, 2017, 24,160 shares that were issued under the 2012 Plan vested during the period.
The following table summarizes the activity in nonvested shares for the nine months ended September 30, 2017 and 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2016	280,524	$36.88
Granted during the period	102,570	61.90
Vested during the period	(135,220)	34.10
Forfeited during the period	(67)	29.91
Nonvested shares, September 30, 2017	247,807	$48.76

Nonvested shares, December 31, 2015	373,572	$40.29
Granted during the period	87,470	31.82
Vested during the period	(139,699)	36.55
Forfeited during the period	(6,836)	36.11
Nonvested shares, September 30, 2016	314,507	$36.35
Compensation expense related to these awards is recorded based on the fair value of the award at the date of grant and totaled $1,276 and $3,442 for the three and nine months ended September 30, 2017, respectively and $892 and $4,533 for the three and nine months ended September 30, 2016, respectively. Compensation expense is recorded in salaries and employee benefits in the accompanying consolidated statements of income. At September 30, 2017, future compensation expense is estimated to be $9,345 and will be recognized over a remaining weighted average period of 3.03 years.
The fair value of common stock awards that vested during the nine months ended September 30, 2017 and 2016 was $8,243 and $4,554, respectively. The Company has recorded $28 and $1,272 in excess tax benefits on vested restricted stock to income tax expense for the three and nine months ended September 30, 2017, respectively, as a result of adopting ASU 2016-09. The Company recorded $185 and $(193) to additional paid in capital, which represents the income tax benefit (deficiency) recognized on the vested shares for the three and nine months ended September 30, 2016, respectively.
At September 30, 2017, the future vesting schedule of the nonvested shares is as follows:

First year	115,069
Second year	75,945
Third year	31,723
Fourth year	15,456
Fifth year	9,614
Total nonvested shares	247,807
The Company has warrants outstanding representing the right to purchase 147,341 shares of Company stock at $17.19 per share to certain Company directors and shareholders. The warrants were issued in return for the shareholders' agreement to repurchase the subordinated debt outstanding to an unaffiliated bank in the event of Company default. The warrants were recorded as equity awards at fair value and were amortized over the term of the debt. The subordinated debt was paid off by the

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Company in 2013. The warrants expire in December 2018. During the nine months ended September 30, 2017, warrants to purchase 3,203 shares of common stock were exercised and have been issued by the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, CET1 and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2017 and December 31, 2016, the Company and the Bank meet all capital adequacy requirements to which they are subject, including the capital buffer requirement.

As of September 30, 2017 and December 31, 2016, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized," the Bank must maintain minimum total risk based, CET1, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The actual capital amounts and ratios of the Company and Bank as of September 30, 2017 and December 31, 2016, are presented in the following table:

	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2017
Total capital to risk weighted assets:
Consolidated	$818,998	11.72%	$559,083	8.00%	N/A	N/A
Bank	793,048	11.37	557,977	8.00	$697,471	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	671,228	9.60	419,312	6.00	N/A	N/A
Bank	755,269	10.83	418,483	6.00	557,977	8.00
Common equity tier 1 to risk weighted assets
Consolidated	641,114	9.17	314,484	4.50	N/A	N/A
Bank	755,269	10.83	313,862	4.50	453,356	6.50
Tier 1 capital to average assets:
Consolidated	671,228	8.30	323,599	4.00	N/A	N/A
Bank	755,269	9.35	323,037	4.00	403,797	5.00

December 31, 2016
Total capital to risk weighted assets:
Consolidated	$568,808	11.38%	$399,698	8.00%	N/A	N/A
Bank	558,551	11.19	399,497	8.00	$499,371	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	427,217	8.55	299,774	6.00	N/A	N/A
Bank	526,960	10.55	299,623	6.00	399,497	8.00
Common equity tier 1 to risk weighted assets
Consolidated	409,617	8.20	224,830	4.50	N/A	N/A
Bank	526,960	10.55	224,717	4.50	324,591	6.50
Tier 1 capital to average assets:
Consolidated	427,217	7.82	218,612	4.00	N/A	N/A
Bank	526,960	9.65	218,517	4.00	273,146	5.00

Note 10. Business Combination

Carlile Bancshares, Inc.

On April 1, 2017, the Company acquired 100% of the outstanding stock of Carlile. This transaction resulted in 24 additional branches in the DFW Metroplex and Austin area as well as 18 branches in Colorado. The Company issued 8,804,699 shares of Company stock and paid $17,773 in cash for the outstanding shares of Carlile common stock. Subsequent to September 30, 2017, the Company sold nine of the acquired Colorado branches as further explained in Note 11.

The Company has recognized total goodwill of $348,382 which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair market value of identifiable assets acquired. The goodwill in this acquisition resulted from a combination of expected synergies and entrance into desirable Texas and Colorado markets. None of the goodwill recognized is expected to be deductible for income tax purposes.

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The Company has incurred expenses related to the acquisition of approximately $2,558 and $9,664 for the three and nine months ended September 30, 2017, respectively, which are included in noninterest expense in the consolidated statements of income. The Company incurred expenses of $659 during the year ended December 31, 2016. In addition, for the nine months ended September 30, 2017, the Company paid offering costs totaling $942 which were recorded as a reduction to stock issuance proceeds through additional paid in capital.

Estimated fair values of the assets acquired and liabilities assumed in this transaction as of the closing date and subsequent measurement period adjustments are as follows:

Assets of acquired bank:	Initially Recorded at Acquisition Date	Measurement Period Adjustments	Adjusted Values
Cash, cash equivalents, and certificates of deposit	$159,469	$—	$159,469
Securities available for sale	336,540	—	336,540
Loans	1,384,041	169	1,384,210
Premises and equipment	63,561	(395)	63,166
Other real estate owned	9,976	1,148	11,124
Goodwill	348,944	(562)	348,382
Core deposit intangible	36,717	—	36,717
Other assets	89,624	(104)	89,520
Total assets acquired	$2,428,872	$256	$2,429,128

Liabilities of acquired bank:
Deposits	$1,821,938	$—	$1,821,938
Junior subordinated debentures	9,359	—	9,359
Other liabilities	27,709	256	27,965
Total liabilities assumed	$1,859,006	$256	$1,859,262
Common stock issued at $62.70 per share	$552,093	$—	$552,093
Cash paid	$17,773	$—	$17,773

The income effects resulting from the recorded measurement period adjustments during the period ending September 30, 2017 are immaterial for separate disclosure.

Non-credit impaired loans had an estimated fair value of $1,299,602 at acquisition date and contractual balance of $1,310,420. As of acquisition date, the Company expects that an insignificant amount of the contractual balance of these loans will be uncollectible. The difference of $10,818 will be recognized into interest income as an adjustment to yield over the life of the loans.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Interest income	$84,672	$76,063	$243,892	$224,918
Noninterest income	12,130	12,756	34,586	35,751
Total Revenue	96,802	88,819	278,478	260,669
Net income (1)	25,177	21,003	68,457	56,733
Net income attributable to noncontrolling interests	—	—	—	(315)
Net income to common stockholders	$25,177	$21,003	$68,457	$56,418
Basic earnings per share	$0.91	$0.76	$2.47	$2.04
Diluted earnings per share	$0.90	$0.76	$2.46	$2.03

(1) Excludes acquisition / restructure related costs incurred by the Company of $2.6 million and $9.7 million for the three and nine months ended September 30, 2017, respectively, and acquisition / change of control related costs incurred by Carlile of $0 million and $15.7 million for the three and nine months ended September 30, 2017, respectively, and related tax effects.

Revenues and earnings of the acquired company since the acquisition date have not been disclosed as Carlile was merged into the Company and separate financial information is not readily available.

Note 11. Subsequent Events

Branch Sales

On October 6, 2017, the Bank completed the sale of nine of its Colorado branches to an unaffiliated commercial bank. Approximately $99 million in loans and $161 million in deposits were transferred in the sale. The Bank received a deposit premium of approximately $6.8 million from the sale. Management believes the financial effects of the sale will have minimal impact on the Company's continued operations and financial condition.

Line of Credit Amendment

On October 20, 2017, the Company's unsecured line of credit with two unrelated commercial banks was amended with only one of the commercial banks to extend the termination date. The line bears interest at LIBOR plus 2.5% and matures on October 19, 2018. As of September 30, 2017, there were no advances outstanding on these lines.

Declaration of Dividends

On October 25, 2017, the Company declared a quarterly cash dividend in the amount of $0.10 per share of common stock to the stockholders of record on November 6, 2017. The dividend will be paid on November 16, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q, our other filings with the SEC, and other press releases, documents, reports and announcements that we make, issue or publish may contain statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are statements or projections with respect to matters such as our future results of operations, including our future revenues, income, expenses, provision for taxes, effective tax rate, earnings per share and cash flows, our future capital expenditures and dividends, our future financial condition and changes therein, including changes in our loan portfolio and allowance for loan losses, our future capital structure or changes therein, the plan and objectives of management for future operations, our future or proposed acquisitions and the integration thereof, the future or expected effect of acquisitions on our operations, results of operations and financial condition, our future economic performance and the statements of the assumptions underlying any such statement. Such statements are typically identified by the use in the statements of words or phrases such as “aim,” “anticipate,” “estimate,” “expect,” “goal,” “guidance,” “intend,” “is anticipated,” “is estimated,” “is expected,” “is intended,” “objective,” “plan,” “projected,” “projection,” “will affect,” “will be,” “will continue,” “will decrease,” “will grow,” “will impact,” “will increase,” “will incur,” “will reduce,” “will remain,” “will result,” “would be,” variations of such words or phrases (including where the word “could”, “may” or “would” is used rather than the word “will” in a phrase) and similar words and phrases indicating that the statement addresses some future result, occurrence, plan or objective. The forward-looking statements that we make are based on the Company’s current expectations and assumptions regarding its business, the economy, and other future conditions. Because forward-looking statements relate to future results and occurrences, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. The Company’s actual results may differ materially from those contemplated by the forward-looking statements, which are neither statements of historical fact nor guarantees or assurances of future performance. Many possible events or factors could affect the future financial results and performance of the Company and could cause such results or performance to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, the following:

•	our ability to sustain our current internal growth rate and total growth rate;

•
changes in geopolitical, business and economic events, occurrences and conditions, including changes in rates of inflation or deflation, nationally, regionally and in our target markets, particularly in Texas and Colorado;

•	worsening business and economic conditions nationally, regionally and in our target markets, particularly in Texas and Colorado, and the geographic areas in those states in which we operate;

•	our dependence on our management team and our ability to attract, motivate and retain qualified personnel;

•	the concentration of our business within our geographic areas of operation in Texas and Colorado;

•	changes in asset quality, including increases in default rates and loans and higher levels of nonperforming loans and loan charge-offs;

•
concentration of the loan portfolio of Independent Bank, before and after the completion of acquisitions of financial institutions,in commercial and residential real estate loans and changes in the prices, values and sales volumes of commercial and residential real estate, values and dales volumes of commercial and residential real estate;

•
the ability of Independent Bank to make loans with acceptable net interest margins and levels of risk of repayment and to otherwise invest in assets at acceptable yields and presenting acceptable investment risks;

•
inaccuracy of the assumptions and estimates that the managements of our Company and the financial institutions that we acquire make in establishing reserves for probable loan losses and other estimates;

•	lack of liquidity, including as a result of a reduction in the amount of sources of liquidity we currently have;

•	material increases or decreases in the amount of deposits held by Independent Bank or other financial institutions that we acquire and the cost of those deposits;

•	our access to the debt and equity markets and the overall cost of funding our operations;

•	regulatory requirements to maintain minimum capital levels or maintenance of capital at levels sufficient to support our anticipated growth;

•
changes in market interest rates that affect the pricing of the loans and deposits of each of Independent Bank and the financial institutions that we acquire and the net interest income of each of Independent Bank and the financial institutions that we acquire;

•	fluctuations in the market value and liquidity of the securities we hold for sale, including as a result of changes in market interest rates;

•	effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	changes in economic and market conditions that affect the amount and value of the assets of Independent Bank and of financial institutions that we acquire;

•
the institution and outcome of, and costs associated with, litigation and other legal proceedings against one of more of us, Independent Bank and financial institutions that we acquire or to which any of such entities is subject;

•	the occurrence of market conditions adversely affecting the financial industry generally;

•
the impact of recent and future legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, specifically the Dodd-Frank Act stress testing requirements as we approach $10 billion in total assets, and changes in federal government policies, including as a result of the administration of President Donald J. Trump;

•
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the SEC and the Public Company Accounting Oversight Board, as the case may be;

•	governmental monetary and fiscal policies;

•	changes in the scope and cost of FDIC insurance and other coverage;

•
the effects of war or other conflicts, acts of terrorism (including cyber attacks) or other catastrophic events, including storms, droughts, tornadoes, hurricanes and flooding, that may affect general economic conditions;

•
our actual cost savings resulting from previous or future acquisitions are less than expected, we are unable to realize those cost savings as soon as expected, or we incur additional or unexpected costs;

•	our revenues after previous or future acquisitions are less than expected;

•	the liquidity of, and changes in the amounts and sources of liquidity available to, us, before and after the acquisition of any financial institutions that we acquire;

•
deposit attrition, operating costs, customer loss and business disruption before and after our completed acquisitions, including, without limitation, difficulties in maintaining relationships with employees, may be greater than we expected;

•
the effects of the combination of the operations of financial institutions that we have acquired in the recent past or may acquire in the future with our operations and the operations of Independent Bank, the effects of the integration of such operations being unsuccessful, and the effects of such integration being more difficult, time-consuming or costly than expected or not yielding the cost savings that we expect;

•	the impact of investments that we or Independent Bank may have made or may make and the changes in the value of those investments;

•
the quality of the assets of financial institutions and companies that we have acquired in the recent past or may acquire in the future being different than we determined or determine in our due diligence investigation in connection with the acquisition of such financial institutions and any inadequacy of loan loss reserves relating to, and exposure to unrecoverable losses on, loans acquired;

•	our ability to continue to identify acquisition targets and successfully acquire desirable financial institutions to sustain our growth, to expand our presence in our markets and to enter new markets;

•	general business and economic conditions in our markets change or are less favorable than expected;

•	changes occur in business conditions and inflation;

•	an increase in the rate of personal or commercial customers’ bankruptcies;

•	technology-related changes are harder to make or are more expensive than expected;

•
attacks on the security of, and breaches of, our Independent Bank's digital information systems, the costs we or Independent Bank incur to provide security against such attacks and any costs and liability we or Independent Bank incurs in connection with any breach of those systems;

•	the potential impact of technology and "FinTech" entities on the banking industry generally; and

•
the other factors that are described or referenced in Part II, Item 1A. of this Quarterly Report on Form 10-Q under the caption “Risk Factors” or in Part I, Item 1A, of our most recently filed Annual Report on Form 10-K under the caption "Risk Factors."

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

The Company closed the Carlile acquisition on April 1, 2017. As of September 30, 2017, the Company operated 79 full service banking locations in north, central and southeast Texas regions, and along the Colorado Front Range region. During the nine months ended September 30, 2017, as part of the integration process of Carlile, the Company restructured the Northstar Bank branch system acquired in the acquisition and sold one branch location and closed three other locations, two of which were merged into existing branches. In addition, on October 6, 2017, the Bank completed the sale of nine of its Colorado branches to an unaffiliated commercial bank. Management believes the financial effects of these transactions will have minimal impact on the Company's continued operations and financial condition.

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
The comparability of the Company's consolidated financial condition as of December 31, 2016 and September 30, 2017 and results of operations for the three and nine months ended September 30, 2017 and 2016 are affected by this acquisition.

Discussion and Analysis of Results of Operations for the Three and Nine Months Ended September 30, 2017 and 2016

The following discussion and analysis of our results of operations compares the operations for the three and nine months ended September 30, 2017 with the three and nine months ended September 30, 2016. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results of operations that may be expected for all of the year ending December 31, 2017.
Results of Operations
For the three months ended September 30, 2017, net income was $23.5 million ($0.84 per common share on a diluted basis) compared with net income of $14.5 million ($0.78 per common share on a diluted basis) for the three months ended September 30, 2016. The Company posted annualized returns on average equity of 7.33% and 9.04%, returns on average assets of 1.07% and 1.04% and efficiency ratios of 54.71% and 52.09% for the three months ended September 30, 2017 and 2016, respectively. The efficiency ratio is calculated by dividing total noninterest expense (which excludes the provision for loan losses and the amortization of core deposits intangibles) by net interest income plus noninterest income.
For the nine months ended September 30, 2017, net income was $57.3 million ($2.30 per common share on a diluted basis) compared with $38.8 million ($2.09 per common share on a diluted basis) for the nine months ended September 30, 2016. The Company posted annualized returns on average common equity of 7.16% and 8.25%, returns on average assets of 0.99% and 0.96% and efficiency ratios of 56.88% and 57.01% for the nine months ended September 30, 2017 and 2016, respectively.
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
Net interest income was $72.9 million for the three months ended September 30, 2017, an increase of $27.2 million, or 59.3%, from $45.7 million for the three months ended September 30, 2016. This increase is due primarily to a $2.5 billion increase, or 51.3%, in average interest earning assets to $7.5 billion for the three months ended September 30, 2017 compared to $5.0 billion for the three months ended September 30, 2016. The increases in interest-earning assets and interest-bearing deposits is primarily due to the acquisition of Carlile Bancshares in April 2017 as well as organic growth. The average yield on interest earning assets increased 25 basis points from 4.22% for the three months ended September 30, 2016 to 4.47% for the three months ended September 30, 2017 primarily due to loans and taxable securities acquired in the Carlile transaction, which had higher effective interest rates as well as increased interest rates on interest-bearing deposits which are tied to the Fed Funds rate. The average cost of interest-bearing liabilities increased 10 basis points to 0.84% for the three months ended September 30, 2017 compared to 0.74% for the three months ended September 30, 2016. The increase from the prior year is primarily due to higher rates offered on public fund certificates of deposit and money market accounts due to competition in our markets but also due in part to increased interest rates on deposit products tied to Fed Funds rate and short-term FHLB advances. The aforementioned changes resulted in a 19 basis point increase in the net interest margin for the three months ended September 30, 2017 at 3.85% compared to 3.66% for the three months ended September 30, 2016.
Net interest income was $190.2 million for the nine months ended September 30, 2017, an increase of $52.9 million, or 38.6%, from $137.3 million for the nine months ended September 30, 2016. This increase is due primarily to a $2.0 billion increase, or 42.7%, in average interest earning assets to $6.7 billion for the nine months ended September 30, 2017 compared to $4.7 billion for nine months ended September 30, 2016. The increases in interest-earning assets and interest-bearing deposits is due to organic growth and the result of the Carlile acquisition completed in April 2017. The net interest margin for the nine months ended September 30, 2017 decreased 10 basis points to 3.79% compared to 3.89% for the nine months ended September 30, 2016. The decrease from prior year is primarily due to an increase in the average cost on total deposits of 11 basis points from prior year which is reflective of the increased interest rates on deposit products as mentioned above in addition to a decrease in the average yield on earning assets due to a flattened yield curve and a shift to a higher mix of variable rate loans in the second half of 2016. The average yield on interest earning assets decreased 4 basis points from 4.43% for the nine months ended September 30, 2016 to 4.39% while the average rate paid on interest bearing liabilities increased 12 basis points from 0.68% to 0.80%.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis.  The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and nine months ended September 30, 2017 and 2016. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances.

	Three Months Ended September 30,
	2017			2016
	Average Outstanding Balance	Interest	Yield/ Rate (3)	Average Outstanding Balance	Interest	Yield/ Rate (3)
(dollars in thousands)
Interest-earning assets:
Loans (1)	$6,286,990	$79,325	5.01%	$4,302,570	$51,194	4.73%
Taxable securities	576,770	2,539	1.75	218,286	573	1.04
Nontaxable securities	188,053	1,124	2.37	75,559	394	2.07
Interest-bearing deposits and other	461,092	1,684	1.45	370,011	579	0.62
Total interest-earning assets	7,512,905	$84,672	4.47	4,966,426	$52,740	4.22
Noninterest-earning assets	1,213,942			568,777
Total assets	$8,726,847			$5,535,203
Interest-bearing liabilities:
Checking accounts	$2,864,775	$4,102	0.57	$1,791,228	$1,946	0.43
Savings accounts	306,380	104	0.13	153,526	66	0.17
Money market accounts	619,051	1,459	0.94	396,441	474	0.48
Certificates of deposit	1,074,883	2,368	0.87	821,283	1,563	0.76
Total deposits	4,865,089	8,033	0.66	3,162,478	4,049	0.51
FHLB advances	541,129	1,749	1.28	494,141	1,063	0.86
Repurchase agreements and other borrowings	123,285	1,716	5.52	107,284	1,733	6.43
Junior subordinated debentures	27,587	317	4.56	18,147	158	3.46
Total interest-bearing liabilities	5,557,090	11,815	0.84	3,782,050	7,003	0.74
Noninterest-bearing checking accounts	1,863,971			1,100,613
Noninterest-bearing liabilities	33,836			14,185
Stockholders’ equity	1,271,950			638,355
Total liabilities and equity	$8,726,847			$5,535,203
Net interest income		$72,857			$45,737
Interest rate spread			3.63%			3.48%
Net interest margin (2)			3.85			3.66
Average interest earning assets to interest bearing liabilities			135.19			131.32

(1)	Average loan balances include nonaccrual loans.

(2)
Net interest margins for the periods presented represent: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.

(3)	Yield and rates for the three month periods are annualized.

	For The Nine Months Ended September 30,
	2017			2016
	Average Outstanding Balance	Interest	Yield/ Rate (3)	Average Outstanding Balance	Interest	Yield/ Rate (3)
(dollars in thousands)
Interest-earning assets:
Loans (1)	$5,701,324	$208,263	4.88%	$4,170,930	$151,522	4.85%
Taxable securities	452,317	5,606	1.66	220,176	2,067	1.25
Nontaxable securities	144,132	2,657	2.46	73,761	1,289	2.33
Interest-bearing deposits and other	420,330	3,968	1.26	243,827	1,267	0.69
Total interest-earning assets	6,718,103	$220,494	4.39	4,708,694	$156,145	4.43
Noninterest-earning assets	990,811			673,676
Total assets	$7,708,914			$5,382,370
Interest-bearing liabilities:
Checking accounts	$2,510,550	$8,828	0.47	$1,718,458	$5,689	0.44
Savings accounts	255,602	267	0.14	149,080	196	0.18
Money market accounts	610,819	4,451	0.97	434,010	1,385	0.43
Certificates of deposit	1,025,997	6,497	0.85	817,693	4,353	0.71
Total deposits	4,402,968	20,043	0.61	3,119,241	11,623	0.50
FHLB advances	487,820	4,271	1.17	463,811	3,062	0.88
Repurchase agreements and other borrowings	118,331	5,137	5.80	81,454	3,723	6.11
Junior subordinated debentures	24,448	819	4.48	18,147	457	3.36
Total interest-bearing liabilities	5,033,567	30,270	0.80	3,682,653	18,865	0.68
Noninterest-bearing checking accounts	1,578,061			1,059,202
Noninterest-bearing liabilities	26,234			12,207
Stockholders’ equity	1,071,052			628,308
Total liabilities and equity	$7,708,914			$5,382,370
Net interest income		$190,224			$137,280
Interest rate spread			3.59%			3.75%
Net interest margin (2)			3.79			3.89
Average interest earning assets to interest bearing liabilities			133.47			127.86

(1)	Average loan balances include nonaccrual loans.

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
The Company recorded a $1.9 million provision for loan losses for the three months ended September 30, 2017 compared to $2.1 million for the comparable period in 2016. Provision expense for the nine months ended September 30, 2017 was $6.4 million compared to $7.2 million for the same period in 2016. Provision expense is directly related to organic loan growth and net charge-offs during the respective periods. The increased provision for the nine months ended September 2016 also reflected increased reserve allocations related to the risks associated with the energy portfolio due to commodity price volatility during the majority of 2016. Net charge-offs (recoveries) were $(16) thousand and $3.5 million for the three months ended September 30, 2017 and 2016, respectively and $189 thousand and $4.7 million for the nine months ended September 30, 2017 and 2016, respectively. The higher level of charge-offs in 2016 is due to charge-offs on energy related credits.
Noninterest Income
The following table sets forth the components of noninterest income for the three and nine months ended September 30, 2017 and 2016 and the period-over-period variations in such categories of noninterest income:

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
(dollars in thousands)	2017	2016	2017 v. 2016	2017	2016	2017 v. 2016
Noninterest Income
Service charges on deposit accounts	$3,677	$1,840	$1,837	$9,364	$5,287	$4,077
Mortgage fee income	4,569	1,922	2,647	10,855	5,319	5,536
Gain on sale of loans	351	—	351	351	—	351
Loss on sale of branch	(127)	(43)	(84)	(127)	(43)	(84)
Gain (loss) on sale of other real estate	—	4	(4)	(36)	57	(93)
Gain on sale of securities available for sale	—	—	—	52	4	48
(Loss) gain on sale of premises and equipment	(21)	(9)	(12)	(15)	32	(47)
Increase in cash surrender value of BOLI	778	402	376	1,959	937	1,022
Other	2,903	816	2,087	5,305	2,738	2,567
Total noninterest income	$12,130	$4,932	$7,198	$27,708	$14,331	$13,377
Total noninterest income increased $7.2 million, or 145.9% and $13.4 million, or 93.3% for the three and nine months ended September 30, 2017 over same periods in 2016. Significant changes in the components of noninterest income are discussed below.
Service charges on deposit accounts. Service charges on deposit accounts increased $1.8 million, or 99.8% and $4.1 million, or 77.1%, respectively for the three and nine months ended September 30, 2017, as compared to the same periods in 2016. The increase in service charge income reflects an increase in deposit accounts due to organic growth and the acquisition of Carlile in April 2017. In addition, the Company implemented a new deposit fee schedule in late 2016 which increased organic service charges for the year over year period.
Mortgage fee income. Mortgage fee income for the three and nine months ended September 30, 2017 increased $2.6 million, or 137.7% and $5.5 million, or 104.1%, respectively compared to the same periods in 2016. The increase in both periods is reflective of the retail mortgage line of business acquired with the acquisition of Carlile.
Gain on sale of loans. The Company recognized a net gain of $351 thousand on the sale of loans for the three and nine months ended September 30, 2017. The majority of the gain recognized is due to the sale of an acquired loan that resulted in a $312 thousand gain.

Increase in cash surrender value of bank owned life insurance (BOLI). BOLI income increased $376 thousand, or 93.5% and $1.0 million, or 109.1% for the three and nine months ended September 30, 2017, respectively as compared to the same periods in 2016. The increase for both periods is the result of $53.2 million in BOLI policies acquired in the Carlile transaction.
Other noninterest income. Other noninterest income increased $2.1 million, or 255.8% and $2.6 million, or 93.8% for the three and nine months ended September 30, 2017, respectively as compared to the same periods in 2016. A large portion of the increases from prior periods is due to recoveries recognized on loans charged off prior to acquisition as well as increased merchant card income and increased earnings credits on correspondent accounts.
Noninterest Expense
Noninterest expense increased $21.0 million, or 78.2% and $40.8 million, or 47.2% for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016. The following table sets forth the components of the Company’s noninterest expense for the three and nine months ended September 30, 2017 and 2016 and the period-over-period variations in such categories of noninterest expense:

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
(dollars in thousands)	2017	2016	2017 v. 2016	2017	2016	2017 v. 2016
Noninterest Expense
Salaries and employee benefits	$25,684	$15,303	$10,381	$69,610	$51,644	$17,966
Occupancy	6,380	4,038	2,342	16,399	12,119	4,280
Data processing	2,546	1,190	1,356	6,449	3,575	2,874
FDIC assessment	1,077	1,123	(46)	3,156	2,718	438
Advertising and public relations	380	229	151	994	775	219
Communications	771	563	208	2,098	1,648	450
Net other real estate owned expenses (including taxes)	61	145	(84)	223	180	43
Other real estate impairment	917	51	866	1,037	106	931
Core deposit intangible amortization	1,409	492	917	3,311	1,472	1,839
Professional fees	1,273	717	556	3,212	2,354	858
Acquisition expense, including legal	2,428	3	2,425	8,247	732	7,515
Other	4,978	3,033	1,945	12,524	9,106	3,418
Total noninterest expense	$47,904	$26,887	$21,017	$127,260	$86,429	$40,831

Salaries and Employee Benefits. Salary and employee benefits increased $10.4 million and $18.0 million, or 67.8% and 34.8%, respectively for the three and nine months ended September 30, 2017 compared to the same periods in 2016. Salaries and employee benefits expenses increased in 2017 over the same prior year periods due to an increase in the number of the Company’s full-time equivalent employees both resulting from the acquisition of Carlile, which includes closing and retention bonuses of $1.2 million in second quarter 2017, and organic growth within the Company. In addition, commissions paid to our mortgage lenders increased related to our retail mortgage line of business.
Occupancy.  Occupancy expense increased by $2.3 million and $4.3 million, or 58.0% and 35.3%, respectively for the three and nine months ended September 30, 2017 compared to the same periods in 2016. The increase for both periods is reflective of additional branches acquired in the Carlile transaction, which closed on April 1, 2017.
Data Processing. Data processing expense increased $1.4 million and $2.9 million, or 113.9% and 80.4%, respectively for the three and nine months ended September 30, 2017 compared to the same periods in 2016. The increase for both periods is reflective of increased costs related directly to the Carlile transaction due to maintaining two core systems until planned conversion in early fourth quarter 2017.
Other real estate impairment. Other real estate impairment increased $866 thousand and $931 thousand, respectively for the three and nine months ended September 30, 2017 primarily due to a $916 thousand writedown on the Houston branch location closed during third quarter 2017, which was transferred from bank premises to other real estate owned.

Core Deposit Intangible Amortization. Core deposit intangible amortization increased $917 thousand, or 186.4% and $1.8 million, or 124.9%, respectively for the three and nine months ended September 30, 2017 compared to the same periods in 2016. The increase for both periods reflects the $36.7 million increase in core deposit intangibles recorded with the Carlile transaction.
Professional Fees. Professional fees expense increased $556 thousand and $858 thousand, or 77.5% and 36.4%, respectively for the three and nine months ended September 30, 2017 compared to the same period in 2016. The increase in professional fees is primarily due to increased legal fees on existing litigation and loan workouts inherited in the Carlile transaction in addition to increased consulting fees primarily related to the growth of the Company in various areas such as marketing, human resources, and investment management.
Acquisition Expenses. Acquisition expenses increased $2.4 million, or 80833.3% and increased $7.5 million, or 1026.6%, respectively, for the three and nine months ended September 30, 2017 compared to the same periods in 2016. The increase in acquisition expenses is due to professional fees incurred relating to the acquisition of Carlile as well as a termination fees paid for the cancellation of the contract for Carlile's core processing system and expenses related to restructuring the acquired branch system during third quarter 2017.
Other Noninterest Expense. Other noninterest expense increased $1.9 million and $3.4 million, or 64.1% and 37.5%, respectively for the three and nine months ended September 30, 2017 compared to the same periods in 2016. The increase for both periods is reflective of additional headcount, branch locations and accounts acquired in the Carlile transaction.
Income Tax Expense
Income tax expense was $11.7 million and $27.0 million for the three and nine months ended September 30, 2017, respectively and $7.2 million and $19.2 million for the same periods in 2016. The effective tax rates were 33.2% and 32.0% for the three and nine months ended September 30, 2017, respectively compared to 33.0% and 33.1% for the same periods in 2016. The lower tax rate for the nine months ended 2017 was due to $1.3 million recognized tax benefits related to restricted stock vesting during 2017.

Discussion and Analysis of Financial Condition
The following discussion and analysis of the Company’s financial condition discusses and analyzes the financial condition of the Company as of September 30, 2017 and December 31, 2016.
Assets
The Company’s total assets increased by $3.0 billion, or 51.9%, to $8.9 billion as of September 30, 2017 from $5.9 billion at December 31, 2016. The increase is primarily due to $2.4 billion in total assets acquired in the Carlile transaction as well as organic growth for the period.
Loan Portfolio
The following table presents the balance and associated percentage of each major category in our loan portfolio as of September 30, 2017 and December 31, 2016:

(dollars in thousands)	September 30, 2017		December 31, 2016
Commercial (2)	$1,006,104	15.7%	$630,805	13.7%
Real estate:
Commercial	3,255,053	50.9	2,459,221	53.7
Commercial construction, land and land development	710,475	11.1	531,481	11.6
Residential (1)	903,774	14.1	644,340	14.1
Single family interim construction	319,093	5.0	235,475	5.1
Agricultural	156,824	2.5	53,548	1.2
Consumer	39,098	0.7	27,530	0.6
Other	337	—	166	—
	6,390,758	100.0%	4,582,566	100.0%
Deferred loan fees	(2,589)		(2,117)
Allowance for loan losses	(37,770)		(31,591)
Total loans, net	$6,350,399		$4,548,858
(1) Includes mortgage loans held for sale as of September 30, 2017 and December 31, 2016 of $25.9 million and $9.8 million, respectively.
(2) Includes mortgage warehouse purchase loans of $138,561 at September 30, 2017.

Our loan portfolio is the largest category of our earning assets. As of September 30, 2017 and December 31, 2016, total loans, net of allowance for loan losses, totaled $6.4 billion and $4.5 billion, respectively, which is an increase of 39.6% between the two dates. The increase is primarily due to $1.4 billion in loans acquired in the Carlile transaction but also due to organic loan growth during 2017.

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

(dollars in thousands)	September 30, 2017	December 31, 2016
Nonaccrual loans
Commercial	$8,254	$7,718
Real estate:
Commercial real estate, construction, land and land development	1,744	5,885
Residential real estate	2,389	866
Single family interim construction	—	884
Consumer	237	273
Total nonaccrual loans (1)	12,624	15,626
Loans delinquent 90 days or more and still accruing
Commercial	16	—
Real estate:
Residential real estate	16	—
Agricultural	9	—
Consumer	2	—
Total loans delinquent 90 days or more and still accruing	43	—
Troubled debt restructurings, not included in nonaccrual loans
Commercial	—	1
Real estate:
Commercial real estate, construction, land and land development	1,067	1,204
Residential real estate	919	1,011
Total troubled debt restructurings, not included in nonaccrual loans	1,986	2,216
Total nonperforming loans	14,653	17,842
Other real estate owned and other repossessed assets:
Commercial real estate, construction, land and land development	7,970	783
Residential Real Estate	1,189	1,189
Single family interim construction	1,030	—
Consumer	119	4
Total other real estate owned and other repossessed assets	10,308	1,976
Total nonperforming assets	$24,961	$19,818
Ratio of nonperforming loans to total loans held for investment(2)	0.24%	0.39%
Ratio of nonperforming assets to total assets	0.28	0.34

(1)
Nonaccrual loans include troubled debt restructurings of $1.5 million and $209 thousand as of September 30, 2017 and December 31, 2016, respectively and excludes loans acquired with deteriorated credit quality of $10.4 million and $960 thousand as of September 30, 2017 and December 31, 2016, respectively .

(2)	Excluding mortgage warehouse purchase loans of $138.6 million.

Nonaccrual loans decreased to $12.6 million at September 30, 2017 from $15.6 million as of December 31, 2016. Troubled debt restructurings that were not on nonaccrual status totaled $2.0 million at September 30, 2017 decreasing from $2.2 million at December 31, 2016. The decrease in nonaccrual loans was primarily due to the payoffs of two commercial real estate loans totaling $5.8 million, various smaller nonaccrual payoffs, and the foreclosure of a single-family interim construction property totaling $884 thousand offset by five loans totaling $4.0 million that were placed on nonaccrual during the nine months ended September 30, 2017. The net increase in other real estate owned and repossessed assets is primarily due to the addition of the single-family interim construction property foreclosure discussed above as well as the additions of other real estate owned totaling $10.0 million related to the Carlile acquisition and a $1.8 million net addition from the closing of a Houston branch during third quarter 2017 offset by other real estate dispositions totaling $4.9 million during 2017.
As of September 30, 2017, the Company had a total of 97 substandard loans with an aggregate principal balance of $36.5 million that were not currently nonaccrual loans, 90 days past due or more and still accruing, or troubled debt restructurings, but where the Company had information about possible credit problems of the borrowers that caused the Company’s management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that could result in those loans becoming nonaccrual loans, 90 days past due or more and still accruing, or troubled debt restructurings in the future.
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
Allowance for Loan Losses. The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The Company’s allowance for loan losses represents the Company’s estimate of probable and reasonably estimable loan losses inherent in loans held for investment as of the respective balance sheet date. The Company’s methodology for assessing the adequacy of the allowance for loan losses includes a general allowance for performing loans, which are grouped based on similar characteristics, and an allocated allowance for individual impaired loans. Actual credit losses or recoveries are charged or credited directly to the allowance. As of September 30, 2017, the allowance for loan losses amounted to $37.8 million, or 0.61% of total loans, compared with $31.6 million, or 0.69% of total loans as of December 31, 2016. The dollar increases from prior periods are primarily due to additional general reserves for organic loan growth. The decrease in the allowance for loan losses as a percentage of loans reflects that loans acquired in the Carlile transaction were recorded at fair value without a reserve at acquisition date. As of September 30, 2017, the discount on acquired loans totaled $28.6 million.
The allowance for loan losses to nonperforming loans has increased from 177.06% at December 31, 2016 to 257.76% at September 30, 2017. Nonperforming loans have decreased to $14.7 million at September 30, 2017 compared to $17.8 million at December 31, 2016 primarily due to the payoff of two commercial real estate loans and the foreclosure of a single-family interim construction property, offset by the nonaccrual loan additions as discussed above.

Securities Available for Sale
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit, interest rate and duration risk. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions.
The Company recognized a net gain of $52 thousand on the sale of securities for the nine months ended September 30, 2017 and a gain of $4 thousand on the sale of securities during the nine months ended September 30, 2016. Securities represented 8.4% and 5.4% of the Company’s total assets at September 30, 2017 and December 31, 2016, respectively.
Management evaluates securities for other-than-temporary impairment (OTTI) on at least a quarterly basis and more frequently when economic of market conditions warrant such an evaluation. Management does not intend to sell any debt securities it holds and believes the Company more likely than not will not be required to sell any debt securities it holds before their anticipated recovery, at which time the Company will receive full value for the securities. Management has the ability and intent to hold the securities classified as available for sale that were in a loss position as of September 30, 2017 for a period of time sufficient for an entire recovery of the cost basis of the securities. For those securities that are impaired, the unrealized losses are largely due to interest rate changes. The fair value is expected to recover as the securities approach their maturity date. Management believes any impairment in the Company’s securities at September 30, 2017 is temporary and no other-than-temporary impairment has been realized in the Company’s consolidated financial statements.

Capital Resources and Regulatory Capital Requirements

Total stockholder’s equity was $1.3 billion at September 30, 2017 compared with $672.4 million at December 31, 2016, an increase of approximately $609.1 million. The majority of the increase was due to stock issued in the Carlile acquisition for a total, net of offering costs, of $551.2 million as well as net income of $57.3 million earned by the Company during the nine months ended September 30, 2017, stock based compensation of $3.4 million and an increase of $4.6 million in unrealized gain on available for sale securities offset by dividends paid of $7.5 million.

As of September 30, 2017, the Company exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	As of September 30, 2017
	Actual	Required to be considered well capitalized	Required to be considered adequately capitalized
	Ratio	Ratio	Ratio
Tier 1 capital to average assets ratio	8.30%	≥5.00%	4.00-5.00%
Common equity tier 1 capital to risk-weighted assets ratio	9.17	≥6.50	4.50-6.50
Tier 1 capital to risk-weighted assets ratio	9.60	≥8.00	6.00-8.00
Total capital to risk-weighted assets ratio	11.72	≥10.00	8.00-10.00
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
In addition to the liquidity provided by the sources described above, Independent Bank maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of September 30, 2017, the Bank had established federal funds lines of credit with nine unaffiliated banks totaling $270.0 million with no amounts advanced against those lines at that time. The Company also participates with an exchange that provides direct overnight borrowings with other financial institutions with a borrowing capacity of $79 million and none outstanding as of September 30, 2017. The Company has an unsecured line of credit totaling $50.0 million at two unaffiliated commercial banks that was subsequently amended on October 20, 2017 with only one of the commercial banks. Based on the values of stock, securities, and loans pledged as collateral, as of September 30, 2017, the Company had additional borrowing capacity with the FHLB of $1.6 billion. In addition, the Company maintains a secured line of credit with the Federal Reserve Bank with an availability to borrow $607.6 million.

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
During the nine months ended September 30, 2017, the Company acquired deposit accounts, repurchase agreements and junior subordinated debentures in the Carlile transaction. In addition, the Company assumed operating lease commitments for several branch locations acquired. Other than acquired accounts and normal changes in the ordinary course of business, there have been no significant changes in the types of contractual obligations or amounts due since December 31, 2016.
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
Independent Bank’s commitments to extend credit and outstanding standby letters of credit were $1.1 billion and $8.6 million, respectively, as of September 30, 2017. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. The Company manages the Company’s liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that the Company will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.
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

Goodwill and Core Deposit Intangible. The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. Under current accounting standards, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, no further testing is necessary. If the Company concludes otherwise, then it is required to perform the first step of the two step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. The Company performs its impairment test annually as of December 31. There have been no circumstances since December 31, 2016 that would indicate any impairment has occurred, therefore, management does not believe goodwill is impaired as of September 30, 2017.
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
Our interest rate risk model indicated that we were in a slightly asset sensitive position as of September 30, 2017. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income based on the interest rate risk model as of September 30, 2017:

Hypothetical Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
200	1.54%
100	0.57%
(100)	1.79%

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
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. RISK FACTORS

In evaluating an investment in our securities, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, in the information contained in this Quarterly Report on Form 10-Q and our other reports and registrations statements, and, with respect to our 5.875% Subordinated Notes due August 1, 2024, in the Prospectus Supplement filed pursuant to Rule 424(b)(5) on June 23, 2016, in each case as filed with the SEC. In addition to the risk factors disclosed in those reports and registrations, you should note the following risk factor:

Catastrophic weather events can have an adverse impact on the Company’s business, financial condition and operations.

Hurricanes, tornadoes, wildfires, earthquakes and other natural disasters and severe weather events have caused, and in the future may cause, widespread property damage and significantly and negatively affect the local economies in which the Company operates. For example, in late August 2017, Hurricane Harvey, a Category 4 hurricane, caused catastrophic flooding and unprecedented damage to residences and businesses across Southeast Texas, including Houston. The Company currently operates 10 banking centers in the greater Houston area. The effect of Hurricane Harvey, and other catastrophic weather events if they were to occur, could have a materially adverse impact on the Company’s financial condition, results of operations and business, as well as potentially increase the Company’s exposure to credit losses and liquidity risks.

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

Exhibit 4.5*	Form of Global Note to represent the 5.875% Subordinated Notes due August 1, 2024, of the Registrant

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

Independent Bank Group, Inc.

Date: October 26, 2017	By: /s/ David R. Brooks

David R. Brooks
Chairman, Chief Executive Officer and President

Date: October 26, 2017	By: /s/ Michelle S. Hickox

Michelle S. Hickox
Executive Vice President
Chief Financial Officer