Form 10-K
period 2017-12-31
Independent Bank Group, Inc.
filed 2018-02-27
CIK 1564618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For The Fiscal Year Ended December 31, 2017.

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐    Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non-affiliates based on the closing price of the common stock on the Nasdaq Global Select Market on June 30, 2017 was approximately $1,042,842,000.
At February 26, 2018, the Company had outstanding 28,345,755 shares of common stock, par value $.01 per share.
Documents Incorporated By Reference: None

INDEPENDENT BANK GROUP, INC. AND SUBSIDIARIES
Annual Report on Form 10-K
December 31, 2017

PART I

ITEM 1. BUSINESS
The disclosures set forth in this item are qualified by Item 1A. Risk Factors, and the section captioned “Forward-Looking Statements” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.
General
Independent Bank Group, Inc. (the “Company”) is a registered bank holding company headquartered in McKinney, Texas, which is located in the northern portion of the Dallas-Fort Worth metropolitan area. The Company was organized as a Texas corporation on September 20, 2002. Through the Company’s wholly owned subsidiary, Independent Bank, a Texas state chartered bank, the Company provides a wide range of relationship-driven commercial banking products and services tailored to meet the needs of businesses, professionals and individuals. The Company operates 70 banking offices in the Dallas/North Texas area, including McKinney, Dallas, Fort Worth, and Sherman/Denison, the Austin/Central Texas area, including Austin and Waco, the Houston Texas metropolitan area and along the Colorado Front Range area, including Denver and Colorado Springs. As of December 31, 2017, the Company had consolidated total assets of approximately $8.7 billion, total loans of approximately $6.4 billion, total deposits of approximately $6.6 billion and total stockholders’ equity of approximately $1.3 billion.
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
The Company’s common stock is traded on the Nasdaq Global Select Market under the symbol "IBTX".
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
Grow Through Acquisitions. The Company plans to continue to take advantage of opportunities to acquire other banking franchises both within and outside the Company’s current footprint. Since mid-2010, the Company has completed ten acquisitions that the Company believes have enhanced shareholder value and the Company’s market presence. The following table summarizes each of the ten acquisitions completed since 2010.

Acquired Institution/Market	Date of Acquisition	Fair Value of Total Assets Acquired
		(dollars in thousands)
Town Center Bank Dallas/North Texas	July 31, 2010	$37,451
Farmersville Bancshares, Inc. Dallas/North Texas	September 30, 2010	99,420
I Bank Holding Company, Inc. Austin/Central Texas	April 1, 2012	172,587
The Community Group, Inc. Dallas/North Texas	October 1, 2012	110,967
Collin Bank Dallas/North Texas	November 30, 2013	168,320
Live Oak Financial Corp. Dallas/North Texas	January 1, 2014	131,008
BOH Holdings, Inc. Houston, Texas	April 15, 2014	1,188,893
Houston City Bancshares, Inc. Houston, Texas	October 1, 2014	350,747
Grand Bank Dallas, Texas	November 1, 2015	620,196
Carlile Bancshares, Inc. Dallas/North Texas, Central Texas, Colorado Front Range	April 1, 2017	2,444,155

The acquisition of Carlile Bancshares, Inc. (Carlile), and its wholly owned subsidiary, Northstar Bank (Northstar), represented the Company’s expansion in the Dallas/North Texas and Central Texas areas as well as its entry into the Fort Worth, Texas and Colorado Front Range markets. The Company acquired 42 new locations as part of the transaction. The assets acquired in this acquisition represented 82.2% of the Company’s asset growth in 2017.

Pending Acquisition of Integrity Bancshares, Inc. On November 28, 2017, the Company entered into an Agreement and Plan of Reorganization (the Reorganization Agreement) to acquire Integrity Bancshares, Inc. (Integrity), and its subsidiary, Integrity Bank, SSB, Houston, Texas, a Texas state savings bank. Pursuant to the Reorganization Agreement, Integrity will be merged with and into the Company, with the Company continuing as the surviving company and Integrity ceasing to exist. Immediately following the Integrity acquisition, Integrity Bank will be merged with and into Independent Bank, with Independent Bank being the surviving bank. After the bank merger occurs, Integrity Bank will cease to exist and the existing locations of Integrity Bank will become banking centers of Independent Bank. Integrity, through Integrity Bank, operates 4 full service banking locations in Houston, Texas. As of December 31, 2017, Integrity, on a consolidated basis, reported total assets of $759 million, total deposits of $637 million, and total equity capital of $86 million. Based upon its December 31, 2017 balance sheet, the Company would have total assets of approximately $9.4 billion upon completion of the transaction. The Company expects to complete the Integrity acquisition in the second quarter of 2018, although delays could occur.

Under the terms of the Integrity acquisition, the Company would acquire all of the outstanding shares of Integrity common stock in exchange for cash and the Company’s issuance of shares of its common stock. The transaction is subject to certain conditions, including the approval by shareholders of Integrity and customary regulatory approvals.

Future Opportunities. The Company plans to explore additional opportunities in the growing sub markets within the Company’s current market regions and attractive new markets in Texas such as San Antonio. Factors considered by the Company to evaluate expansion opportunities include (a) similar management and operating philosophy, (b) accretive to earnings and increase shareholder value, (c) ability to improve efficiency, (d) strategic expansion of Company footprint and (e) enhance market presence in existing markets. The Company has a scalable infrastructure and experienced acquisition team which it believes will enable the Company to successfully integrate acquired banks. The Company intends to remain disciplined in its approach to acquisitions using appropriate valuation metrics.

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
The Company’s strategy is to maintain a broadly diversified loan portfolio by type and location. The Company’s loans are primarily real estate secured loans spread among a variety of types of borrowers, including owner occupied offices for small businesses, medical practices and offices, retail operations and multi-family properties. The Company’s loans are diversified geographically throughout the Company’s Dallas/North Texas region (approximately 52%), the Company’s Houston region (approximately 22%), the Company’s Austin/Central Texas region (approximately 20%) and the Company's Colorado Front Range region (approximately 6%). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio” for a more detailed description of the Company’s lending operations.
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

According to S&P Global Market Intelligence, as of June 30, 2017, the Company had the 13th largest deposit market share in Texas and the 34th largest deposit market share in Colorado. We believe that our strong market share is a reflection of the Company’s ability to compete with more prominent banking franchises in our markets.
Employees
As of December 31, 2017, the Company employed approximately 924 persons. The Company provides extensive training to the Company’s employees in an effort to ensure that the Company’s customers receive superior customer service. None of the Company’s employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. The Company believes that the Company’s relations with the Company’s employees are good.
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
www.ibtx.com

Documents filed by the Company with the SEC are also available on the Company’s website, www.ibtx.com. Information furnished by the Company and information on, or accessible through, the SEC’s or the Company’s website is not part of this Annual Report on Form 10-K.

Supervision and Regulation
General. The U.S. banking industry is highly regulated under federal and state law. Consequently, the growth and earnings performance of the Company and its subsidiaries will be affected not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. These authorities include the Board of Governors of the Federal Reserve System, or Federal Reserve, the Federal Deposit Insurance Corporation, or the FDIC, the Office of the Comptroller of the Currency, or the OCC, the Texas Department of Banking, or TDB, the Consumer Financial Protection Bureau, or the CFPB, the SEC, the Internal Revenue Service and state taxing authorities. The effect of these statutes, regulations and policies, and any changes to such statutes, regulations and policies, can be significant and cannot be predicted.
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

The Dodd-Frank Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act, known as the Dodd-Frank Act, was signed into law on July 21, 2010. The Dodd-Frank Act has had a broad impact on the regulation and operation of financial institutions. The Dodd-Frank Act codified the “source of strength” doctrine, authorized the CFPB and implemented new mortgage lending rules, established a risk retention rule, imposed limitations on trading activities, made permanent the deposit insurance limit of $250,000 and increased the minimum Deposit Insurance Fund reserve ratio, enhanced the restrictions on transactions with affiliates, and expanded corporate governance requirements and executive compensation limitations for U.S. public companies. Many of the requirements have recently been implemented, or are in the process of being implemented. Given the uncertainty associated with the manner in which the Dodd-Frank Act will be implemented and interpreted, the full impact of these changes will not be known for several years. The changes resulting from the Dodd-Frank Act, to the extent known, are incorporated in the discussion of supervision and regulation of the Company and Independent Bank below. The Company’s management continues to review the provisions, implementation, and legislative status of the Dodd-Frank Act and assess its potential impact on the Company’s operations.
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

Under the FRB’s prompt corrective action standards, in order to be considered well-capitalized, the Bank must have a ratio of CET1 capital to risk-weighted assets of 6.5%, a ratio of Tier 1 capital to risk-weighted assets of 8%, a ratio of total capital to risk-weighted assets of 10%, and a leverage ratio of 5%; and must not be subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. In order to be considered adequately capitalized, an institution must have the minimum capital ratios described above. As of December 31, 2017, the Bank was “well-capitalized.” An institution that is not well capitalized is subject to certain restrictions on brokered deposits and interest rates on deposits.

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
Federal Securities Laws. The common stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Therefore, the Company is subject to the reporting, information disclosure, proxy solicitation, insider trading limits and other requirements imposed on public companies by the SEC under the Exchange Act. This includes limits on sales of stock by certain insiders and the filing of insider ownership reports with the SEC. The SEC and Nasdaq have adopted regulations under the Sarbanes-Oxley Act of 2002 and the Dodd Frank Act that apply to the Company as a Nasdaq-traded, public company, which seek to improve corporate governance, provide enhanced penalties for financial reporting improprieties and improve the reliability of disclosures in SEC filings.
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
Restrictions on Dividends. Dividends paid by Independent Bank have provided a substantial part of the Company’s operating funds, and for the foreseeable future, it is anticipated that dividends paid by Independent Bank to the Company will continue to be the Company’s principal source of operating funds. However, capital adequacy requirements serve to limit the amount of dividends that may be paid by Independent Bank. Under federal law, Independent Bank cannot pay a dividend if, after paying the dividend, it would be undercapitalized. The FDIC may declare a dividend payment to be unsafe and unsound even though Independent Bank would continue to meet its capital requirements after payment of the dividend.
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
The Company is operating in a dynamic and challenging economic environment, including uncertain global, national and local market conditions. In particular, Texas and Colorado based financial institutions are affected by volatility in the energy markets and the potential impact of that volatility on real estate and other markets. The Company is also subject to uncertain interest rate conditions. These volatile economic conditions could adversely affect borrowers and their businesses as well as the value of collateral (particularly real estate collateral) securing loans, which could adversely affect the Company’s business, financial condition and results of operation.
The Company’s business concentration in Texas and Colorado imposes risks and may magnify the adverse effects and consequences to the Company resulting from any regional or local economic downturn affecting Texas and Colorado.
The Company conducts its operations almost exclusively in Texas and Colorado. This geographic concentration imposes risks from lack of geographic diversification. The economic conditions in Texas affect the Company’s business, financial condition, results of operations, and future prospects, where adverse economic developments, among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of the Company’s loans and loan servicing portfolio. Moreover, if the population or income growth in the Company’s market areas is slower than projected, income levels, deposits and housing starts could be adversely affected and could result in a reduction of the Company’s expansion, growth and profitability. While the Texas economy is more diversified than in the past, the energy sector has had, and is expected to continue to have, a significant impact on the overall Texas economy. Any regional or local economic downturn that affects Texas or Colorado, or existing or prospective borrowers or property values in such areas, may affect the Company and the Company’s profitability more significantly and more adversely than the Company’s competitors whose operations are less geographically concentrated.

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
As of December 31, 2017, approximately 82% of the Company’s loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral, excluding agricultural loans secured by real estate. As a result, adverse developments affecting real estate values in the Company’s market areas could increase the credit risk associated with the Company’s real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of the Company’s markets could increase the credit risk associated with the Company’s loan portfolio, and could result in losses that would adversely affect credit quality, financial condition, and results of operation. Negative changes in the economy affecting real estate values and liquidity in the Company’s market areas could significantly impair the value of property pledged as collateral on loans and affect the Company’s ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses would have a material adverse impact on the Company’s business, results of operations and growth prospects. If real estate values decline, it is also more likely that the Company would be required to increase the Company’s allowance for loan losses, which could adversely affect the Company’s financial condition, results of operations and cash flows.
Adverse developments in the energy industry could have a negative effect on the Company’s asset quality.
As of December 31, 2017, approximately 1.7% of the Company’s loan portfolio was composed of loans made to companies engaged in oil production and oilfield services. The significant decline in oil prices during 2015 adversely effected some of these borrowers’ ability to repay these loans and impaired the value of collateral securing some of these loans. The Company experienced an increase in non-performing assets and loan loss provisions in 2015 and early 2016 primarily due to energy loans. Further, because energy is a material segment of the overall Texas economy, the decline and volatility in oil prices could have an impact on other segments of the Texas economy, including real estate. The Houston market economy in particular could be adversely affected. The Company’s asset quality and results of operations could be adversely impacted by the direct and indirect effects of current and future conditions in the Texas energy industry.
The Company’s small to medium-sized business customers may have fewer financial resources than larger entities to weather a downturn in the economy, which may impair a borrower’s ability to repay a loan, and such impairment could adversely affect the Company’s results of operations and financial condition.
The Company focuses its business development and marketing strategy primarily to serve the banking and financial services needs of small to medium-sized businesses. These small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact the Dallas/North Texas, Austin/Central Texas, Houston and Colorado market areas in which the Company operates or the Texas or Colorado market generally and small to medium-sized businesses are adversely affected, the Company’s results of operations and financial condition may be negatively affected.
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
As of December 31, 2017, the Company’s allowance for loan losses as a percentage of total loans was 0.62% and as a percentage of total nonperforming loans was 255.62%. Additional loan losses will likely occur in the future and may occur at a rate greater than the Company has previously experienced. The Company may be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses, either due to management’s decision to do so or requirements by the Company’s banking regulators. In addition, bank regulatory agencies will periodically review the Company’s allowance for loan losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require the Company to recognize future charge-offs. These adjustments may adversely affect the Company’s business, financial condition and results of operations.
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
The Company has been pursuing a growth strategy that includes the acquisition of other financial institutions in target markets. The Company has completed ten acquisitions since 2010, most recently completing the Carlile Bancshares, Inc. acquisition on April 1, 2017. In addition, the Company announced the acquisition of Integrity Bancshares, Inc. (“Integrity”) on November 28, 2017 and, absent delays, expects to close the Integrity acquisition during the second quarter of 2018. The Company intends to continue its acquisition strategy. Such an acquisition strategy, involves significant risks, including the following:

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

The Company’s proposed acquisition of Integrity may not be completed.

Completion of the acquisition of Integrity is subject to a number of conditions precedent, including shareholder and regulatory approval, as well as satisfaction of certain financial requirements applicable to Integrity. If the conditions precedent are not satisfied, or waived, the transaction would not be consummated.
Integrating Integrity Bank into Independent Bank’s operations may be more difficult, costly or time-consuming than the Company expects.
Independent Bank and Integrity Bank have operated and, until the merger is completed, will continue to operate, independently. Accordingly, the process of integrating Integrity Bank’s operations into Independent Bank’s operations could result in the disruption of operations, the loss of Integrity Bank customers and employees and make it more difficult to achieve the intended benefits of the merger. Inconsistencies between the standards, controls, procedures and policies of Independent Bank and those of Integrity Bank could adversely affect Independent Bank’s ability to maintain relationships with current customers and employees of Integrity Bank if and when the merger is completed.
As with any merger of banking institutions, business disruptions may occur that may cause Independent Bank to lose customers or may cause Integrity Bank’s customers to withdraw their deposits from Integrity Bank prior to the merger’s consummation and from Independent Bank thereafter. The realization of the anticipated benefits of the merger may depend in large part on Independent’s ability to integrate Integrity Bank‘s operations into Independent Bank’s operations, and to address differences in business models and cultures. If the Company is unable to integrate the operations of Integrity and Integrity Bank into the Company’s and Independent Bank’s operations successfully and on a timely basis, some or all of the expected benefits of the merger may not be realized. Difficulties encountered with respect to such matters could result in an adverse effect on the financial condition, results of operations, capital, liquidity or cash flows of Independent Bank and the Company.
The Company may fail to realize the cost savings anticipated from the merger.
Although the Company anticipates that it would realize certain cost savings as to the operations of Integrity and Integrity Bank and otherwise from the merger if and when the operations of Integrity and Integrity Bank are fully integrated in the Company’s and Independent Bank’s operations, it is possible that the Company may not realize all of the cost savings that the Company has estimated it can realize from the merger. For example, for a variety of reasons, the Company may be required to continue to operate or maintain some facilities or support functions that are currently expected to be combined or reduced as a result of the merger. The Company’s realization of the estimated cost savings also will depend on the Company’s ability to combine the operations of the Company and Independent Bank with the operations of Integrity and Integrity Bank in a manner that permits those costs savings to be realized. If the Company is not able to integrate the operations of Integrity and Integrity Bank into the Company’s and Independent Bank’s operations successfully and to reduce the combined costs of conducting the integration operations of the two banks, the anticipated cost savings may not be fully realized, if at all, or may take longer to realize than expected. The Company’s failure to realize those cost savings could materially adversely affect the Company’s financial condition, results of operations, capital, liquidity or cash flows.

The completion of the Company’s merger with Integrity would result in the immediate dilution of the Company’s existing shareholders’ ownership percentages in the Company’s common stock and their voting power, which could adversely affect the market for the Company’s common stock.
The merger of Integrity with and into the Company would result in the issuance of a substantial number of additional shares of the Company’s common stock. That issuance would result in the immediate dilution of the percentage ownership and voting power of the existing holders of the Company’s common stock. Although the Company believes that the merger will be accretive to all of the Company’s shareholders, factors associated with the consummation of the merger of Integrity with and into the Company, such as those discussed above, could adversely affect the market for the Company’s common stock.
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
The Company determines impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in the Company’s results of operations in the periods in which they become known. As of December 31, 2017, the Company’s goodwill totaled $621.5 million. While the Company has not recorded any such impairment charges since the Company initially recorded the goodwill, there can be no assurance that the Company’s future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on the Company’s financial condition and results of operations.
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
Interest rates, which remain largely at historically low levels, are highly sensitive to many factors that are beyond our control such as general economic conditions and policies of the federal government, in particular the Federal Open Market Committee. In an attempt to help the overall economy, the FRB has kept interest rates low through its targeted Fed Funds rate. In December 2017, the FRB increased the Fed Funds rate by 75 basis points and indicates further increases during 2018, subject to economic conditions. As the FRB increases the Fed Funds rate, overall interest rates will likely rise, which may negatively impact the U.S. economic recovery. Further, changes in monetary policy, including changes in interest rates, could influence (i) the amount of interest the Company receives on loans and securities, (ii) the amount of interest the Company pays on deposits and borrowings, (iii) the Company's ability to originate loans and obtain deposits, (iv) the fair value of the Company's assets and liabilities, and (v) the reinvestment risk associated with a reduced duration of the Company's mortgage-backed securities portfolio as borrowers refinance to reduce borrowing costs. When interest-bearing liabilities reprice or mature more quickly than interest-earning assets, an increase in interest rates generally would tend to result in a decrease in net interest income.

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
While the Company attempts to invest a significant percentage of its assets in loans (the Company’s loan to deposit ratio was 97.6% as of December 31, 2017), the Company invests a percentage of its total assets (approximately 8.8% as of December 31, 2017) in investment securities as part of its overall liquidity strategy. As of December 31, 2017, the fair value of the Company’s securities portfolio was approximately $763.0 million.

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
The Company conducts its operations almost exclusively in Texas and Colorado. Many of the Company’s competitors offer the same, or a wider variety of, banking services within the Company’s market areas. These competitors include banks with nationwide operations, regional banks and other community banks. The Company also faces competition from many other types of financial institutions, including savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In addition, a number of out-of-state financial intermediaries have opened production offices, or otherwise solicit deposits, in the Company’s market areas. Increased competition in the Company’s markets may result in reduced loans and deposits, as well as reduced net interest margin and profitability. Ultimately, the Company may not be able to compete successfully against current and future competitors. If the Company is unable to attract and retain banking customers, the Company may be unable to continue to grow its loan and deposit portfolios, and the Company’s business, financial condition and results of operations may be adversely affected.
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
Many of the Company’s larger competitors have substantially greater resources to invest in technological improvements. In addition, the rise of “FinTech” entities presents an additional group of competitors which provide financial services through new electronic delivery systems. As a result, these competitors may be able to offer additional or superior products to those that the Company will be able to provide, which would put the Company at a competitive disadvantage. Accordingly, the Company may not be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to its customers.
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
Natural disasters, severe weather events, including those prominent in Texas and Colorado and those prominent in the geographic areas of vendors and business partners, together with worldwide hostilities, including terrorist attacks, and other external events could have a significant impact on the Company’s ability to conduct business. These events could also affect the stability of the Company’s deposit base, borrowers’ ability to repay loans, impair collateral, result in a loss of revenue or an increase in expenses. Although the Company has established disaster recovery and business continuity procedures and plans, the occurrence of any such event may adversely affect the Company’s business, which in turn could have a material adverse effect on the Company’s financial condition and results of operations.
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
Collectively, as of February 26, 2018, Messrs. Vincent Viola and David Brooks owned 18.8% of the Company’s outstanding common stock on a fully diluted basis. Vincent Viola, the largest shareholder of the Company, currently owns 15.6% of the Company’s outstanding common stock, and David Brooks, the Company’s Chairman of the Board and Chief Executive Officer, currently owns 3.2% of the Company’s common stock, each calculated on a fully diluted basis. Further, as of the date hereof, the Company’s other directors and executive officers currently own collectively approximately 15% of the Company’s outstanding common stock. As a result, these individuals exert controlling influence in the Company’s management and policies. Further, given the large ownership position of these individuals, it will be difficult for any other shareholder to elect members to the Company’s board of directors or otherwise influence the Company’s management or direction.
In addition, two of the Company’s directors have close professional and personal ties to Vincent Viola, the Company’s largest shareholder. Doug Cifu is the Chief Executive Officer of Virtu Financial, LLC, Mr. Viola’s primary operating entity; and Michael Viola is the son of Vincent Viola. Further, David Brooks, the Company’s Chairman and Chief Executive Officer, has a 30 year history of ownership and operation of Independent Bank with Vincent Viola; and he has joint investments with Mr. Viola outside of the Company. Given these close relationships, even though he does not serve on the Company’s board, Mr. Viola has and will continue to have a large influence over the direction and operation of the Company.
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
In the event of any winding up and termination of the Company, the Company common stock would rank below all claims of the holders of the Company’s debt and any preferred stock then outstanding. The Company has a senior, revolving credit facility under which the Company may borrow up to $50 million. As of December 31, 2017, the Company currently had not drawn upon this credit facility. Further, as of December 31, 2017, the Company had outstanding

•	$140.0 million of aggregate principal amount of subordinated indebtedness; and

•	$31.6 million of subordinated debentures issued in connection with trust preferred securities

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
At December 31, 2017, in addition to our corporate office, we had 70 full-service branches. The Company believes that its facilities are in good condition and are adequate to meet the Company’s operating needs for the foreseeable future. At December 31. 2017, we owned 56 of our branches, and leased the remaining facilities. The majority of our branches are located in the North Texas area, including McKinney, Dallas, Fort Worth, Denton and Sherman/Denison, the Austin/Central Texas area, including Austin and Waco, the Houston Texas metropolitan area and along the Colorado Front Range area, including Denver and Colorado Springs.
On January 17, 2018, the Company broke ground on a new corporate headquarters located on a 10.4 acre parcel of land at State Highway 121 and Grand Ranch Parkway at the entrance to the McKinney Corporate Center Craig Ranch in McKinney, Texas. The approximately 165,000 square-foot, six story facility will allow space for the Company’s continued growth. The building is expected to be completed in the first quarter of 2019, although delays could occur.
For more information about our premises and equipment and our lease commitments, see Note 7 and Note 14, respectively, of the Notes to Consolidated Financial Statements in Item 15 of this report.
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

Independent Bank is a party to a legal proceeding inherited by Independent Bank in connection with the Company's acquisition of BOH Holdings, Inc. and its subsidiary, Bank of Houston, or BOH, that was completed on April 15, 2014. Several entities related to R. A. Stanford, or the Stanford Entities, including Stanford International Bank, Ltd., or SIBL, had deposit accounts at BOH. Certain individuals who had purchased certificates of deposit from SIBL filed a class action lawsuit against several banks, including BOH, on November 11, 2009 in the U.S. District Court Northern District of Texas, Dallas Division, in a case styled Peggy Roif Rotstain, et al. on behalf of themselves and all others similarly situated, v. Trustmark National Bank, et al., Civil Action No. 3:09-CV-02384-N-BG. The suit alleges, among other things, that the plaintiffs were victims of fraud by SIBL and other Stanford Entities and seeks to recover damages and alleged fraudulent transfers by the defendant banks.

On May 1, 2015, the plaintiffs filed a motion requesting permission to file a Second Amended Class Action Complaint in this case, which motion was subsequently granted. The Second Amended Class Action Complaint asserted previously unasserted claims, including aiding and abetting or participation in a fraudulent scheme based upon the large amount of deposits that the Stanford Entities held at BOH and the alleged knowledge of certain BOH officers. The plaintiffs seek recovery from Independent Bank and other defendants for their losses. The case was inactive due to a court-ordered discovery stay issued March 2, 2015 pending the Court’s ruling on plaintiff’s motion for class certification and designation of class representatives and counsel. On November 7, 2017, the Court issued an order denying the plaintiff’s motion. In addition, the Court lifted the previously ordered discovery stay. On January 11, 2018, the Court entered a scheduling order providing that the case be ready for trial on January 27, 2020. The Company anticipates an increase in legal fees associated with the defense of this claim as the case proceeds to trial.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Market Prices
Since January 2, 2014, the Company's common stock has traded on the Nasdaq Global Select Market under the symbol “IBTX.” Quotations of the sales volume and the closing sales prices of the common stock of the Company are listed daily in the Nasdaq Global Select Market’s listings. As of February 26, 2018, there were 407 holders of record for the Company's common stock.
The following table sets forth, for the periods indicated, the high and low intraday sales prices for the Company common stock as reported by the Nasdaq Global Select Market:

	High	Low
Quarter ending March 31, 2018 (through February 26, 2018)	$75.95	$65.50

Quarter ended March 31, 2017	$66.85	$58.35
Quarter ended June 30, 2017	65.30	54.55
Quarter ended September 30, 2017	62.40	51.70
Quarter ended December 31, 2017	72.28	59.25

Quarter ended March 31, 2016	$34.95	$25.74
Quarter ended June 30, 2016	43.00	25.50
Quarter ended September 30, 2016	45.00	34.00
Quarter ended December 31, 2016	65.65	43.00

Dividends
Payment of Dividends on Common Stock. The following table summarizes the cash dividends paid on the Company's common stock for the interim period through February 26, 2018 and for the quarterly periods in the years ended December 31, 2017 and 2016.

Cash Dividends Declared per Share
Quarter ending March 31, 2018 (through February 26, 2018)	$0.12

Quarter ended March 31, 2017	$0.10
Quarter ended June 30, 2017	0.10
Quarter ended September 30, 2017	0.10
Quarter ended December 31, 2017	0.10

Quarter ended March 31, 2016	$0.08
Quarter ended June 30, 2016	0.08
Quarter ended September 30, 2016	0.08
Quarter ended December 31, 2016	0.10
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
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of December 31, 2017, regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	N/A	207,975	(1)
Equity compensation plans not approved by security holders	—	N/A	—

(1) Constitutes shares of the Company’s common stock issuable under the 2013 Equity Incentive Plan, which shares may be awarded as restricted stock grants.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Performance Graph
The following Performance Graph compares the cumulative total shareholder return on the Company’s common stock for the period beginning at the close of trading on April 3, 2013 (the end of the first day of trading of the Company’s common stock on the Nasdaq Global Market and the Nasdaq Global Select Market) to December 31, 2017, with the cumulative total return of the S&P 500 Total Return Index and the KBW Nasdaq Regional Banking Index for the same period. Dividend reinvestment has been assumed. The Performance Graph assumes $100 invested on April 3, 2013, in the Company’s common stock, the S&P 500 Total Return Index and KBW Nasdaq Regional Banking Index. The historical stock price performance for the Company’s common stock shown on the graph below is not necessarily indicative of future stock performance.
Comparison of Cumulative Total Return*
Among Independent Bank Group, Inc., the S&P 500 Index and the KBW Nasdaq Regional Banking Index

*	$100 invested on April 3, 2013, in stock or index, including reinvestment of dividends.

	April 3, 2013	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017
Independent Bank Group, Inc.	$100.00	$169.69	$134.13	$110.75	$217.95	$237.63
S&P 500 Index	100.00	120.86	137.40	139.30	155.96	190.01
KBW Nasdaq Regional Banking Index	100.00	134.55	137.81	145.96	202.9	206.46

(Copyright © 2017 S&P Global, Inc. All rights reserved.)

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data of the Company for, and as of, the end of each of the years in the five-year period ended December 31, 2017, is derived from and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.
You should read the following financial information relating to the Company in conjunction with other information contained in this Annual Report on Form 10-K, including the information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7, beginning on page 38 and the consolidated financial statements of the Company and related accompanying notes included elsewhere in this Annual Report on Form 10-K. The Company’s historical results for any prior period are not necessarily indicative of results to be expected in any future period. As described elsewhere in this Annual Report on Form 10-K, the Company has consummated several acquisitions in recent fiscal periods. The results and other financial information of those acquired operations are not included in the information below for the periods prior to their respective acquisition dates and, therefore, the results for these prior periods are not comparable in all respects and may not be predictive of the Company’s future results.

	As of and for the Year Ended December 31,
(dollars in thousands except per share data)	2017	2016	2015	2014	2013
Selected Income Statement Data
Interest income	$307,914	$210,049	$174,027	$140,132	$87,214
Interest expense	42,436	26,243	19,929	15,987	12,281
Net interest income	265,478	183,806	154,098	124,145	74,933
Provision for loan losses	8,265	9,440	9,231	5,359	3,822
Net interest income after provision for loan losses	257,213	174,366	144,867	118,786	71,111
Noninterest income	41,287	19,555	16,128	13,624	11,021
Noninterest expense	176,813	113,790	103,198	88,512	57,671
Income tax expense	45,175	26,591	19,011	14,920	4,661
Net income	76,512	53,540	38,786	28,978	19,800
Preferred stock dividends	—	8	240	169	—
Net income available to common shareholders	76,512	53,532	38,546	28,809	19,800
Pro forma net income (1) (unaudited)	n/a	n/a	n/a	n/a	16,174
Per Share Data (Common Stock)
Earnings:
Basic	$2.98	$2.89	$2.23	$1.86	$1.78
Diluted (2)	2.97	2.88	2.21	1.85	1.77
Pro forma earnings:(1) (unaudited)
Basic	n/a	n/a	n/a	n/a	1.45
Diluted (2)	n/a	n/a	n/a	n/a	1.44
Dividends (3)	0.40	0.34	0.32	0.24	0.77
Book value (4)	47.28	35.63	32.79	30.35	18.96
Selected Period End Balance Sheet Data
Total assets	$8,684,463	$5,852,801	$5,055,000	$4,132,639	$2,163,984
Cash and cash equivalents	431,102	505,027	293,279	324,047	93,054
Securities available for sale	763,002	316,435	273,463	206,062	194,038
Loans, held for sale	39,202	9,795	12,299	4,453	3,383
Loans, held for investment, excluding mortgage warehouse purchase	6,309,549	4,572,771	3,989,405	3,201,084	1,723,160
Mortgage warehouse purchase loans	164,694	—	—	—	—
Allowance for loan losses	39,402	31,591	27,043	18,552	13,960
Goodwill and core deposit intangible	664,702	272,496	275,000	241,912	37,852
Other real estate owned	7,126	1,972	2,168	4,763	3,322
Noninterest-bearing deposits	1,907,770	1,117,927	1,071,656	818,022	302,756
Interest-bearing deposits	4,725,052	3,459,182	2,956,623	2,431,576	1,407,563
Borrowings (other than junior subordinated debentures)	667,578	568,045	371,283	306,147	195,214
Junior subordinated debentures (5)	27,654	18,147	18,147	18,147	18,147
Series A Preferred Stock	—	—	23,938	23,938	—

Total stockholders’ equity	1,336,018	672,365	603,371	540,851	233,772
Selected Performance Metrics
Return on average assets (6)	0.96%	0.98%	0.88%	0.87%	1.04%
Return on average equity (6)	6.71	8.42	6.83	6.65	9.90
Return on average common equity (6)	6.71	8.42	7.13	6.89	9.90
Pro forma return on average assets (1) (6) (unaudited)	n/a	n/a	n/a	n/a	0.85
Pro forma return on average equity (1) (6) (unaudited)	n/a	n/a	n/a	n/a	8.09
Net interest margin (7)	3.84	3.81	4.05	4.19	4.30
Efficiency ratio (8)	56.13	54.99	59.71	63.32	66.28
Dividend payout ratio (9)	13.42	11.76	14.35	12.90	14.20
Credit Quality Ratios
Nonperforming assets to total assets	0.26%	0.34%	0.36%	0.36%	0.58%
Nonperforming loans to total loans held for investment (10) (13)	0.24	0.39	0.37	0.32	0.53
Allowance for loan losses to nonperforming loans (10)	255.62	177.06	181.99	183.43	152.39
Allowance for loan losses to total loans held for investment (13)	0.62	0.69	0.68	0.58	0.81
Net charge-offs to average loans outstanding (unaudited)	0.01	0.12	0.02	0.03	0.09
Capital Ratios
Common equity tier 1 capital to risk-weighted assets (11)	9.61%	8.20%	7.94%	n/a	n/a
Tier 1 capital to average assets	8.92	7.82	8.28	8.15%	10.71%
Tier 1 capital to risk-weighted assets (11)	10.05	8.55	8.92	9.83	12.64
Total capital to risk-weighted assets (11)	12.56	11.38	11.14	12.59	13.83
Total stockholders’ equity to total assets	15.38	11.49	11.94	13.09	10.80
Total common equity to total assets (12)	15.38	11.49	11.94	12.51	10.80

(1)
Prior to April 1, 2013, the Company elected to be taxed for federal income tax purposes as an S corporation under the provisions of Sections 1361 through 1379 of the Internal Revenue Code of 1986, as amended, and, as a result, the Company did not pay U.S. federal income taxes and has not been required to make any provision or recognize any liability for federal income tax in its consolidated financial statements for any period ended on or before March 31, 2013. As of April 1, 2013, the Company terminated its S corporation election and commenced being subject to federal income taxation as a C corporation. The Company has calculated its pro forma net income, pro forma earnings per share on a basic and diluted basis, pro forma return on average assets and pro forma return on average equity for each period presented by calculating a pro forma provision for federal income taxes using an assumed annual effective federal income tax rate of 33.9% for the year ended December 31, 2013 and adjusting its historical net income for each period presented to give effect to the pro forma provision for federal income taxes for such period.

(2)
The Company calculates its diluted earnings per share for each period shown as its net income divided by the weighted-average number of its common shares outstanding during the relevant period adjusted for the dilutive effect of its outstanding warrants to purchase shares of common stock. The increase in 2013 largely relates to the Company’s initial public offering, the increase in 2014 largely relates to shares issued in three acquisitions completed in 2014, the increase in 2015 relates to shares issued in the acquisition completed in November 2015, the increase in 2016 relates to the weighted effect of the shares issued in November 2015 along with shares issued in a private offering during 2016 and the increase in 2017 relates to shares issued in the acquisition completed in April 2017 along with shares issued in a public offering during 2017. See Note 1 to the Company’s consolidated financial statements appearing elsewhere in this Annual Report on Form 10 K for more information regarding the dilutive effect of its outstanding warrants and regarding certain nonvested shares of common stock, the effect of which is anti-dilutive. Earnings per share on a basic and diluted basis and pro forma earnings per share on a basic and diluted basis were calculated using the following outstanding share amounts, which includes participating shares (those shares with dividend rights):

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
Weighted average shares outstanding-basic	25,636,292	18,501,663	17,321,513	15,208,544	10,921,777
Weighted average shares outstanding-diluted	25,742,362	18,588,309	17,406,108	15,306,998	10,990,245

(3)
Dividends declared for the year ended December 31, 2013 include quarterly cash distributions paid to the Company’s shareholders as to the three months ended March 31, 2013 to provide them with funds to pay their federal income tax liabilities incurred as a result of the pass-through of the Company’s net taxable income for such periods to its shareholders as holders of shares in an S corporation for federal income tax purposes. The aggregate amounts of such cash distributions relating to the payment of tax liabilities were $0.52 per share for the year ended December 31, 2013.

(4)
Book value per share equals the Company’s total common stockholders’ equity (excludes preferred stock) as of the date presented divided by the number of shares of its common stock outstanding as of the date presented. The number of shares of its common stock outstanding as of December 31, 2017, 2016, 2015, 2014 and 2013 was 28,254,893 shares, 18,870,312 shares, 18,399,194 shares, 17,032,669 shares, and 12,330,158 shares, respectively.

(5)
Each of seven wholly owned, but nonconsolidated, subsidiaries of the Company holds a series of the Company’s junior subordinated debentures purchased by the subsidiary in connection with, and paid for with the proceeds of, the issuance of trust issued preferred securities by that subsidiary. The Company has guaranteed the payment of the amounts payable under each of those issues of trust preferred securities. During 2017 the Company assumed two trusts with the Carlile acquisition.

(6)
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

(7)	Net interest margin for a period represents net interest income for that period divided by average interest-earning assets for that period.

(8)
Efficiency ratio for a period represents noninterest expenses, excluding the amortization of core deposit intangibles, for that period divided by the sum of net interest income and noninterest income for that period.

(9)
The Company calculates its dividend payout ratio for each period presented as the dividends paid per share for such period (excluding cash distributions made to shareholders in connection with tax liabilities as described in note (3) above) divided by its basic earnings per share for such period.

(10)	Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest, and accruing loans modified under troubled debt restructurings.

(11)
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

(12)	The Company calculates common equity as of the end of the period as total stockholders' equity less the preferred stock at period end.

(13)	Excludes mortgage purchase loans

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
Cautionary Note Regarding Forward Looking Statements
This Annual Report on Form 10-K, our other filings with the SEC, and other press releases, documents, reports and announcements that we make, issue or publish may contain statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are statements or projections with respect to matters such as our future results of operations, including our future revenues, income, expenses, provision for taxes, effective tax rate, earnings per share and cash flows, our future capital expenditures and dividends, our future financial condition and changes therein, including changes in our loan portfolio and allowance for loan losses, our future capital structure or changes therein, the plan and objectives of management for future operations, our future or proposed acquisitions and the integration thereof, the future or expected effect of acquisitions on our operations, results of operations and financial condition, our future economic performance and the statements of the assumptions underlying any such statement. Such statements are typically identified by the use in the statements of words or phrases such as “aim,” “anticipate,” “estimate,” “expect,” “goal,” “guidance,” “intend,” “is anticipated,” “is estimated,” “is expected,” “is intended,” “objective,” “plan,” “projected,” “projection,” “will affect,” “will be,” “will continue,” “will decrease,” “will grow,” “will impact,” “will increase,” “will incur,” “will reduce,” “will remain,” “will result,” “would be,” variations of such words or phrases (including where the word “could,” “may” or “would” is used rather than the word “will” in a phrase) and similar words and phrases indicating that the statement addresses some future result, occurrence, plan or objective. The forward-looking statements that we make are based on the Company’s current expectations and assumptions regarding its business, the economy, and other future conditions. Because forward-looking statements relate to future results and occurrences, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. The Company’s actual results may differ materially from those contemplated by the forward-looking statements, which are neither statements of historical fact nor guarantees or assurances of future performance. Many possible events or factors could affect the future financial results and performance of the Company and could cause such results or performance to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, the following:

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

•
concentration of the loan portfolio of Independent Bank, before and after the completion of acquisitions of financial institutions, in commercial and residential real estate loans and changes in the prices, values and sales volumes of commercial and residential real estate, values and dales volumes of commercial and residential real estate;

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

•
the impact of recent and future legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, specifically the Dodd-Frank Act stress testing requirements as we approach $10 billion in total assets, and changes in federal government policies;

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

•	the potential impact of technology and "FinTech" entities on the banking industry generally; and

•	the other factors that are described or referenced in Part I, Item 1A. of this Annual Report on Form 10-K under the caption "Risk Factors."

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
Overview
The Company was organized as a bank holding company in 2002. On January 1, 2009, the Company merged with Independent Bank Group Central Texas, Inc., and, since that time, the Company has pursued a strategy to create long-term shareholder value through organic growth and through selective acquisitions of complementary banking institutions with operations in the Company’s market areas or in new market areas, such as Colorado. On April 8, 2013, the Company consummated the initial public offering of its common stock which is traded on the Nasdaq Global Select Market.
The Company’s principal business is lending to and accepting deposits from businesses, professionals and individuals. The Company conducts all of the Company’s banking operations through Independent Bank. The Company derives its income principally from interest earned on loans and, to a lesser extent, income from securities available for sale. The Company also derives income from noninterest sources, such as fees received in connection with various deposit services and retail mortgage operations. From time to time, the Company also realizes gains on the sale of assets. The Company’s principal expenses include interest expense on interest-bearing customer deposits, advances from the Federal Home Loan Bank of Dallas, or FHLB, and other borrowings, operating expenses, such as salaries, employee benefits, occupancy costs, data processing and communication costs, expenses associated with other real estate owned, other administrative expenses, provisions for loan losses and the Company’s assessment for FDIC deposit insurance and acquisition expenses.
The Company intends for this discussion and analysis to provide the reader with information that will assist in understanding the Company’s financial statements, the changes in certain key items in those financial statements from period to period and the primary factors that accounted for those changes. This discussion relates to the Company and its consolidated subsidiaries and should be read in conjunction with the Company’s consolidated financial statements as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015, and the accompanying notes, appearing elsewhere in this Annual Report on Form 10-K. The Company’s year ends on December 31.

Certain Events Affect Year-over-Year Comparability
Acquisitions
The Company completed one acquisition in 2017 and one acquisition in 2015. There were no acquisitions completed in 2016. These acquisitions increased total assets, gross loans and deposits on their respective acquisition date as detailed below.

(dollars in millions)	Acquisition Date	Total Assets	Gross Loans	Deposits
Grand Bank	November 1, 2015	$620.2	$274.4	$523.7
Carlile Bancshares, Inc.	April 1, 2017	2,444.2	1,384.2	1,825.2
The Company issued an aggregate 10,084,231 shares of common stock in connection with these acquisitions. In addition, the Company issued 448,500 and 400,000 shares of common stock in 2017 and 2016, respectively, to enhance our capital position. The comparability of the Company’s consolidated results of operations for the years ended December 31, 2017, 2016 and 2015 are affected by these acquisitions and stock issuances.
At December 31, 2017, the acquisition of Integrity Bancshares, Inc. was pending. This transaction is expected to close in the second or third quarter of 2018. For more information on this acquisition, see the Pending Acquisition of Integrity Bancshares, Inc. section as discussed in Part I, Item 1. Business.

Discussion and Analysis of Results of Operations
The following discussion and analysis of the Company’s results of operations compares its results of operations for the years ended December 31, 2017, 2016 and 2015.
Results of Operations
The Company’s net income available to common shareholders increased by $23.0 million, or 42.9%, to $76.5 million ($2.97 per common share on a diluted basis) for the year ended December 31, 2017, from $53.5 million ($2.88 per common share on a diluted basis) for the year ended December 31, 2016. The increase resulted from a $97.9 million increase in interest income and a $21.7 million increase in noninterest income, partially offset by a $16.2 million increase in interest expense, a $63.0 million increase in noninterest expense and an $18.6 million increase in income tax expense. The Company’s net income for the year ended December 31, 2017, and, therefore, the Company’s return on average assets and the Company’s return on average equity, were adversely affected by $12.9 million of acquisition-related expenses related to the Carlile acquisition as well as the one-time remeasurement charge of $5.5 million to deferred taxes as a result of the enactment of the Tax Cuts and Jobs Act in late 2017. The Company posted returns on average common equity of 6.71% and 8.42%, returns on average assets of 0.96% and 0.98%, and efficiency ratios of 56.13% and 54.99% for the years ended December 31, 2017 and 2016, respectively. The efficiency ratio is calculated by dividing total noninterest expense (which does not include the provision for loan losses and the amortization of core deposits intangibles) by net interest income plus noninterest income. The Company’s dividend payout ratio was 13.42% and 11.76% and the equity to assets ratio was 15.38% and 11.49% for the years ended December 31, 2017 and 2016, respectively.
The Company’s net income available to common shareholders increased by $15.0 million, or 38.9%, to $53.5 million ($2.88 per common share on a diluted basis) for the year ended December 31, 2016, from $38.5 million ($2.21 per common share on a diluted basis) for the year ended December 31, 2015. The increase resulted from a $36.0 million increase in interest income and a $3.4 million increase in noninterest income, partially offset by a $6.3 million increase in the interest expense, a $10.6 million increase in noninterest expense and a $7.6 million increase in income tax expense. The Company’s net income for the year ended December 31, 2016, and, therefore, the Company’s return on average assets and the Company’s return on average equity, were adversely affected by $1.5 million of acquisition-related expenses and $2.5 million of senior leadership restructuring expenses. The Company posted returns on average common equity of 8.42% and 7.13%, returns on average assets of 0.98% and 0.88%, and efficiency ratios of 54.99% and 59.71% for the years ended December 31, 2016 and 2015, respectively. The efficiency ratio is calculated by dividing total noninterest expense (which does not include the provision for loan losses and the amortization of core deposits intangibles) by net interest income plus noninterest income. The Company’s dividend payout ratio was 11.76% and 14.35% and the equity to assets ratio was 11.49% and 11.94% for the years ended December 31, 2016, and 2015, respectively.

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
The Company earned net interest income of $265.5 million for the year ended December 31, 2017, an increase of $81.7 million, or 44.4%, from $183.8 million for the year ended December 31, 2016. The increase in net interest income from the previous year was due to increased average earning asset balances resulting primarily from the acquisition of Carlile, as well as organic growth for the year. The Company’s net interest margin for 2017 increased to 3.84% from 3.81% in 2016, and the Company’s interest rate spread for 2017 decreased to 3.62% from the 3.66% interest rate spread for 2016. The average balance of interest-earning assets for 2017 increased by $2.1 billion, or 43.6%, to $6.9 billion from an average balance of $4.8 billion for 2016. The increase from prior year is due primarily to $1.8 billion in average earning assets acquired in the Carlile transaction as well as organic growth of 12.2% for the year. The Company’s net interest margin for the year ended December 31, 2017 was positively impacted by a nine basis point increase in the weighted-average yield on interest-earning assets to 4.45% for the year ended December 31, 2017, from 4.36% for the year ended December 31, 2016. The increase from the prior year is due primarily to loans and taxable securities acquired in the Carlile transaction, which had higher effective interest rates as well as higher loan accretion income and higher interest rates on interest-bearing deposits that are tied to the Fed Funds rate, which increased three times during 2017. The cost of interest bearing liabilities, including borrowings, was 0.83% for the year ended December 31, 2017 compared to 0.70% for the year ended December 31, 2016. The increase from the prior year is primarily due to higher rates offered on public fund certificates of deposit and money market accounts due to competition in our markets but also due in part to overall increased interest rates on deposit products, as well as short-term FHLB advances used for liquidity, which were both tied to Fed Funds rates.
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

Average Balance Sheet Amounts, Interest Earned and Yield Analysis.  The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2017, 2016 and 2015. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances.

	For The Years Ended December 31,
	2017			2016			2015
	Average Outstanding Balance (1)	Interest	Yield/ Rate	Average Outstanding Balance (1)	Interest	Yield/ Rate	Average Outstanding Balance (1)	Interest	Yield/ Rate
(dollars in thousands)
Interest-earning assets:
Loans (1)	$5,871,990	$290,357	4.94%	$4,234,368	$203,577	4.81%	$3,456,128	$169,504	4.90%
Taxable securities	481,323	8,229	1.71	221,905	2,681	1.21	139,924	2,168	1.55%
Nontaxable securities	157,086	3,877	2.47	74,227	1,768	2.38	69,112	1,783	2.58%
Federal funds sold and other	409,976	5,451	1.33	290,316	2,023	0.70	141,374	572	0.40%
Total interest-earning assets	6,920,375	$307,914	4.45	4,820,816	$210,049	4.36	3,806,538	$174,027	4.57%
Noninterest-earning assets	1,046,046			648,726			589,014
Total assets	$7,966,421			$5,469,542			$4,395,552
Interest-bearing liabilities:
Checking accounts	$2,630,477	$13,305	0.51%	$1,761,509	$7,770	0.44%	$1,297,948	$5,649	0.44%
Savings accounts	263,381	380	0.14	150,223	260	0.17	143,476	263	0.18
Money market accounts	605,064	6,168	1.02	429,647	1,911	0.44	319,982	829	0.26
Certificates of deposit	1,002,753	8,665	0.86	830,964	6,134	0.74	842,087	5,283	0.63
Total deposits	4,501,675	28,518	0.63	3,172,343	16,075	0.51	2,603,493	12,024	0.46
FHLB advances	483,923	5,858	1.21	465,010	4,119	0.89	225,934	3,077	1.36
Other borrowings and repurchase agreements	117,162	6,898	5.89	87,943	5,428	6.17	78,074	4,289	5.49
Junior subordinated debentures	25,252	1,162	4.60	18,147	621	3.42	18,147	539	2.97
Total interest-bearing liabilities	5,128,012	42,436	0.83	3,743,443	26,243	0.70	2,925,648	19,929	0.68
Noninterest-bearing checking accounts	1,671,872			1,076,340			895,789
Noninterest-bearing liabilities	26,964			13,895			9,688
Stockholders’ equity	1,139,573			635,864			564,427
Total liabilities and equity	$7,966,421			$5,469,542			$4,395,552
Net interest income		$265,478			$183,806			$154,098
Interest rate spread			3.62%			3.66%			3.89%
Net interest margin (2)			3.84			3.81			4.05
Average interest earning assets to interest bearing liabilities			134.95			128.78			130.11

(1)	Average loan balances include nonaccrual loans.

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

	For the Year Ended December 31, 2017 vs. 2016			For the Year Ended December 31, 2016 vs. 2015
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
(dollars in thousands)	Volume	Rate		Volume	Rate
Interest-earning assets
Loans	$80,823	$5,957	$86,780	$37,476	$(3,403)	$34,073
Taxable securities	4,094	1,454	5,548	1,067	(554)	513
Nontaxable securities	2,043	66	2,109	127	(142)	(15)
Federal funds sold and other	1,070	2,358	3,428	861	590	1,451
Total interest-earning assets	$88,030	$9,835	$97,865	$39,531	$(3,509)	$36,022
Interest-bearing liabilities
Checking accounts	$4,266	$1,269	$5,535	$2,044	$77	$2,121
Savings accounts	169	(49)	120	12	(15)	(3)
Limited access money market accounts	1,022	3,235	4,257	350	732	1,082
Certificates of deposit	1,387	1,144	2,531	(71)	922	851
Total deposits	6,844	5,599	12,443	2,335	1,716	4,051
FHLB advances	174	1,565	1,739	2,400	(1,358)	1,042
Notes payable, repurchase agreements and other borrowings	1,730	(260)	1,470	576	563	1,139
Junior subordinated debentures	288	253	541	—	82	82
Total interest-bearing liabilities	9,036	7,157	16,193	5,311	1,003	6,314
Net interest income	$78,994	$2,678	$81,672	$34,220	$(4,512)	$29,708

Interest Income. The Company’s total interest income increased $97.9 million, or 46.6%, to $307.9 million for the year ended December 31, 2017, from $210.0 million for the year ended December 31, 2016. The Company’s total interest income increased $36.0 million, or 20.7%, to $210.0 million for the year ended December 31, 2016 from $174.0 million for the year ended December 31, 2015. The following tables set forth the major components of the Company’s interest income for the years ended December 31, 2017, 2016 and 2015 and the period-over-period variations in such categories of interest income:

(dollars in thousands)	For the Year Ended December 31,		Variance		For the Year Ended December 31,		Variance
	2017	2016	2017 v. 2016		2016	2015	2016 v. 2015
Interest income
Interest and fees on loans	$290,357	$203,577	$86,780	42.6%	$203,577	$169,504	$34,073	20.1%
Interest on taxable securities	8,229	2,681	5,548	206.9%	2,681	2,168	513	23.7
Interest on nontaxable securities	3,877	1,768	2,109	119.3%	1,768	1,783	(15)	(0.8)
Interest on interest-bearing deposits and other	5,451	2,023	3,428	169.5	2,023	572	1,451	253.7
Total interest income	$307,914	$210,049	$97,865	46.6%	$210,049	$174,027	$36,022	20.7%
The Company’s interest and fees on loans increased 42.6% for the year ended December 31, 2017, compared to the year ended December 31, 2016, and was primarily attributable to a $1.6 billion increase in the average balance of the Company’s loans to $5.9 billion during the year ended 2017 as compared with the average balance of $4.2 billion for the year ended 2016. The increase primarily resulted from $1.4 billion loans held for investment that were acquired in the Carlile acquisition and strong organic growth in the Company’s loan portfolio of 12.2% for the year.
The 20.1% increase in the Company’s interest and fees on loans for the year ended December 31, 2016, from the year ended December 31, 2015 was primarily attributable to a $778.2 million increase in the average balance of the Company’s loans to $4.2 billion during the year ended 2016 as compared with the average balance of $3.5 billion for the year ended 2015. The increase primarily resulted from strong organic growth in the Company’s loan portfolio of 14.6% for the year but also due in part to assets acquired during the fourth quarter 2015.
The interest the Company earned on taxable securities, which consists primarily of government agency and residential pass-through securities, increased 206.9% for the year ended December 31, 2017 from the year ended December 31, 2016 as a result of an increase in the average portfolio balance from $221.9 million for the year ended December 31, 2016 to $481.3 million for the year ended December 31, 2017. This increase was primarily attributable to the taxable securities acquired through the Carlile acquisition which had higher effective interest rates. The interest the Company earned on taxable securities increased 23.7% for the year ended December 31, 2016, due primarily to a 58.6% increase in the average balance of taxable securities from $139.9 million for the year ended December 31, 2015 to $221.9 million for the year ended December 31, 2016.
The interest the Company earned on nontaxable securities increased 119.3% for the year ended December 31, 2017 as a result of an 111.6% increase in the average balance of nontaxable securities from $74.2 million for the year ended December 31, 2016 to $157.1 million for the year ended December 31, 2017, primarily related to the nontaxable securities acquired in the Carlile acquisition. The interest the Company earned on nontaxable securities during 2016 remained fairly consistent with 2015.
The 169.5% increase in the Company's interest on interest-bearing deposits and other for the year ended December 31, 2017, from the year ended December 31, 2016 was primarily attributable to a 41.2% increase in the average balance from $290.3 million for the year ended December 31, 2016 to $410.0 million for the year ended December 31, 2017. The increase was primarily a result of balances acquired in the Carlile acquisition as well as higher interest rates on interest-bearing deposits which are tied to the Fed Funds rate.

Interest Expense. Total interest expense on the Company’s interest-bearing liabilities increased $16.2 million, or 61.7%, to $42.4 million for the year ended December 31, 2017, from $26.2 million in the prior year. Total interest expense on the Company’s interest-bearing liabilities increased $6.3 million, or 31.7%, to $26.2 million for 2016 from $19.9 million for 2015. The following table sets forth the major components of the Company’s interest expense for the years ended December 31, 2017, 2016 and 2015 and the period-over-period variations in such categories of interest expense:

(dollars in thousands)	For the Year Ended December 31,		Variance		For the Year Ended December 31,		Variance
	2017	2016	2017 v. 2016		2016	2015	2016 v. 2015
Interest Expense
Interest on deposits	$28,518	$16,075	$12,443	77.4%	$16,075	$12,024	$4,051	33.7%
Interest of FHLB advances	5,858	4,119	1,739	42.2	4,119	3,077	1,042	33.9
Interest on repurchase agreements and other borrowings	6,898	5,428	1,470	27.1	5,428	4,289	1,139	26.6
Interest on junior subordinated debentures	1,162	621	541	87.1	621	539	82	15.2
Total interest expense	$42,436	$26,243	$16,193	61.7%	$26,243	$19,929	$6,314	31.7%
Interest expense on deposits for 2017 increased by $12.4 million, or 77.4%, primarily as a result of a 41.9% year-over-year increase in the average balance on the Company’s interest-bearing deposit accounts from $3.2 billion in 2016 to $4.5 billion in 2017 resulting from $1.2 billion of interest-bearing deposits acquired in the Carlile acquisition as well as organic growth. The average rate on the Company’s deposits increased by 12 basis points to 0.63% on average interest-bearing deposits for the year ended 2017, from 0.51% on average interest-bearing deposits for the year ended 2016. This increase in cost of funds for this source of funding primarily resulted from higher rates offered on public fund certificates of deposit and money market accounts due to competition in our markets but also due in part to increased interest rates on deposit products tied to Fed Funds rates and short-term FHLB advances.
Interest expense on deposits for 2016 increased by $4.1 million, or 33.7%, primarily as a result of a 21.8% year-over-year increase in the average balance on the Company’s interest-bearing deposit accounts from $2.6 billion in 2015 to $3.2 billion in 2016 resulting from organic growth as well as deposits acquired in the November 2015 acquisition. The average rate on the Company’s deposits increased by 5 basis points to 0.51% on average interest-bearing deposits for the year ended 2016, from 0.46% on average interest-bearing deposits for the year ended 2015. This increase in cost of funds for this source of funding primarily resulted from higher variable interest rates on brokered money market accounts and public fund time deposits which tend to be more rate sensitive.
Interest expense on FHLB advances for 2017 increased by $1.7 million, or 42.2%, due primarily to a higher average balance of such advances over the period, from $465.0 million in 2016 to $483.9 million in 2017, resulting from the use of short term FHLB advances for liquidity needs during the applicable period.

Interest expense on FHLB advances for 2016 increased by $1.0 million, or 33.9%, due primarily to a higher average balance of such advances over the period, from $225.9 million in 2015 to $465.0 million in 2016.
Interest expense on other borrowings and repurchase agreements for the year ended December 31, 2017 increased by $1.5 million, or 27.1% from the year ended December 31, 2016, primarily as a result of a full year's interest expense recognized on $45 million subordinated debt issued in 2016 in addition to a higher average balance of such borrowings. The average balance of the Company’s other borrowings increased by $29.2 million primarily as a result of the Company's issuance of $30 million in 5.0% fixed and floating rate subordinated debentures in a public offering during fourth quarter 2017 to provide additional capital to the Bank to support growth.
Interest expense on other borrowings and repurchase agreements for the year ended 2016 increased by $1.1 million, or 26.6%, primarily as a result of a higher average balance of such borrowings. The average balance of the Company’s notes payable and other borrowings increased by $9.9 million primarily as a result of an increase in the Company’s subordinated debentures. The Company issued an additional $45 million of its subordinated debt in a public offering in June 2016 to provide additional capital to the Bank to support growth. Interest expense on the additional subordinated debt totaled $1.3 million for the year ended December 31, 2016. This increase in interest expense was partially offset by the effect of $12.1 million in repurchase agreements held as December 31, 2015 which were transferred to deposit accounts during 2016 and the repayment of $5.8 million in principal amounts of subordinated debt during the year ended December 31, 2016.
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
The Company increased its allowance for loan losses to $39.4 million at December 31, 2017, by making provisions for loan losses totaling $8.3 million during the year ended December 31, 2017. This is a decrease of $1.2 million, or 12.4% in provision expense compared to total provision expense of $9.4 million made by the Company in 2016. Provision expense is primarily reflective of organic loan growth and net charge-offs during the year. The decrease from prior year primarily reflects the improved credit quality of our energy portfolio. Offsetting the increase to the allowance balance were net charge-offs totaling $454 thousand for 2017, which is 0.01% of the Company's average loans outstanding during the period.
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
The balance of the provision for loan losses was made based on the Company’s assessment of the credit quality of the Company’s loan portfolio and in view of the amount of the Company’s net charge-offs in that period. The Company did not make any provision for loan losses with respect to the loans acquired in the Carlile acquisition completed on April 1, 2017 because, in accordance with acquisition accounting standards, the Company recorded the loans acquired in the acquisitions at fair value without a reserve and determined that the Company’s fair value adjustments appropriately reflected the probability of losses on those loans as of the acquisition date. The Company does not believe there has been any deterioration of credit of these acquired loans since these acquisition and has not recorded a subsequent provision. The Company will begin phasing the acquired portfolio into the allowance allocation as acquired loans are renewed in 2018. As of December 31, 2017, the discount on acquired loans totaled $24.6 million.

Noninterest Income
The following table sets forth the major components of noninterest income for the years ended December 31, 2017, 2016 and 2015 and the period-over-period variations in such categories of noninterest income:

	For the Year Ended December 31,		Variance		For the Year Ended December 31,		Variance
(dollars in thousands)	2017	2016	2017 v. 2016		2016	2015	2016 v. 2015
Noninterest Income
Service charges on deposit accounts	$12,955	$7,222	$5,733	79.4%	$7,222	$6,898	$324	4.7%
Mortgage banking revenue	13,755	7,038	6,717	95.4	7,038	5,269	1,769	33.6
Gain on sale of loans	351	—	351	100.0	—	116	(116)	(100.0)
Gain (loss) on sale of branches	2,917	(43)	2,960	N/M	(43)	—	(43)	(100.0)
(Loss) gain on sale of other real estate	(160)	57	(217)	N/M	57	290	(233)	(80.3)
Gain on sale of repossessed assets	1,010	—	1,010	100.0	—	—	—	—
Gain on sale of securities available for sale	124	4	120	N/M	4	134	(130)	(97.0)
(Loss) gain on sale of premises and equipment	(21)	32	(53)	N/M	32	(358)	390	N/M
Increase in cash surrender value of bank owned life insurance	2,748	1,348	1,400	103.9	1,348	1,077	271	25.2
All other noninterest income	7,608	3,897	3,711	95.2	3,897	2,702	1,195	44.2
Total noninterest income	$41,287	$19,555	$21,732	111.1%	$19,555	$16,128	$3,427	21.2%

N/M - not meaningful
Noninterest income increased $21.7 million, or 111.1%, to $41.3 million for the year ended 2017 from $19.6 million for the year ended 2016. Total noninterest income increased $3.4 million, or 21.2%, for the year ended December 31, 2016, compared to the year ended December 31, 2015. Significant changes in the components of noninterest income are discussed below.
Service Charges.  Service charges on deposit accounts increased $5.7 million, or 79.4%, for the year ended December 31, 2017, as compared to the same period in 2016. The increase in service charges reflects an increase in deposit accounts due to organic growth and to the acquisition of Carlile in April 2017. In addition, the Company implemented a new deposit fee schedule in late 2016 which increased organic service charges for the year over year period. Service charges on deposit accounts for the year ended December 31, 2016 increased $324 thousand, or 4.7%, compared to the year ended December 31, 2015. The increase during 2016 is due to an increase in deposits accounts primarily due to acquisition growth in late 2015.
Mortgage Banking Revenue.  Mortgage banking revenue for the year ended December 31, 2017 increased $6.7 million, or 95.4%, over the same period in 2016. This increase is primarily reflective of the retail mortgage line of business acquired with the Carlile acquisition. Mortgage banking revenue for the year ended December 31, 2016 increased $1.8 million, or 33.6%, compared to the comparable period in 2015. The increase in both years is also reflective of the housing market growth and home purchase activity in our Austin and north Texas markets.
Gain (Loss) on Sale of Branches. Gain (loss) on sale of branches was $2.9 million for the year ended December 31, 2017. This net gain relates to the sale of one Texas branch and nine Colorado branches to two unaffiliated institutions during third and fourth quarter of 2017 as a result of integrating and restructuring the Northstar branch system acquired in the Carlile acquisition.
Gain on Sale of Repossessed Assets. Gain on sale of repossessed assets was $1.0 million for the year ended December 31, 2017. The gain was the result of a sale of a previously charged off repossessed asset acquired in the Carlile acquisition.
Increase in Cash Surrender Value of Bank Owned Life Insurance. The cash surrender value of bank owned life insurance increased $1.4 million, or 103.9% from $1.3 million in 2016 to $2.7 million in 2017. The increase is a result of $53.2 million in policies acquired in the Carlile transaction. The cash surrender value of bank owned life insurance increased $271 thousand, or 25.2% from $1.1 million in 2015 to $1.3 million in 2016. The increase is a result of $15 million in policies purchased in June 2016.
Other Noninterest Income. Other noninterest income increased $3.7 million, or 95.2%, for the year ended December 31, 2017 compared to the same period in 2016. The increase is primarily related to acquired loan recoveries as well as income related to the mortgage warehouse purchase loans line of business acquired with Carlile acquisition, in addition to increased merchant card income and earnings credits on correspondent accounts. Other noninterest income increased $1.2 million, or 44.2%, for the year ended December 31, 2016 compared to the same period in 2015. The increase is primarily related to increased earning credits on correspondent accounts, increased wealth management income and increased bank card merchant income.
Noninterest Expense
Noninterest expense increased $63.0 million, or 55.4%, to $176.8 million for the year ended 2017 from $113.8 million for the year ended 2016. The increase from 2016 to 2017 is primarily due to increases in salaries and benefits expenses, occupancy, data processing expenses, other real estate, acquisition expenses and other noninterest expenses.The increases primarily reflect increased expenses related to the Carlile acquisition completed on April 1, 2017 and also due to organic growth within the Company.
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
The following table sets forth the major components of the Company’s noninterest expense for the years ended December 31, 2017, 2016 and 2015, and the period-over-period variations in such categories of noninterest expense:

	For the Year Ended December 31,		Variance		For the Year Ended December 31,		Variance
(dollars in thousands)	2017	2016	2017 v. 2016		2016	2015	2016 v. 2015
Noninterest Expense
Salaries and employee benefits	$95,741	$66,762	$28,979	43.4%	$66,762	$60,541	$6,221	10.3%
Occupancy	22,079	16,101	5,978	37.1	16,101	16,058	43	0.3
Data processing	8,597	4,752	3,845	80.9	4,752	3,384	1,368	40.4
FDIC assessment	4,311	3,889	422	10.9	3,889	2,259	1,630	72.2
Advertising and public relations	1,452	1,107	345	31.2	1,107	1,038	69	6.6
Communications	2,860	2,116	744	35.2	2,116	2,219	(103)	(4.6)
Other real estate owned expense, net	304	205	99	48.3	205	169	36	21.3
Impairment of other real estate	1,412	106	1,306	N/M	106	35	71	N/M
Core deposit intangible amortization	4,639	1,964	2,675	136.2	1,964	1,555	409	26.3
Professional fees	4,564	3,212	1,352	42.1	3,212	3,191	21	0.7
Acquisition expense, including legal	12,898	1,517	11,381	750.2	1,517	1,420	97	6.8
Other	17,956	12,059	5,897	48.9	12,059	11,329	730	6.4
Total noninterest expense	$176,813	$113,790	$63,023	55.4%	$113,790	$103,198	$10,592	10.3%

N/M - not meaningful

Salaries and Employee Benefits.  Salaries and employee benefits expense, which historically has been the largest component of the Company’s noninterest expense, increased $29.0 million, or 43.4%, for the year ended December 31, 2017, compared to the year ended December 31, 2016. The increase is primarily due to an increase in the number of the Company's full-time equivalent employees both resulting from the acquisition of Carlile and organic growth within the Company. The increase is also due to severance and retention bonuses paid to Carlile/Northstar employees during the year. In addition, commissions paid to our mortgage lenders increased related to increased activity in our retail mortgage line of business, also primarily as a result of the Carlile acquisition.
Salaries and employee benefits expense increased $6.2 million, or 10.3%, for the year ended December 31, 2016, compared to the year ended December 31, 2015. The increase is primarily due to approximately $2.6 million in compensation costs recognized during the second quarter of 2016 relating to the Company's senior leadership restructure of which $2 million related to the former Houston Region CEO's Separation Agreement, increased bonuses related to mortgage production, and a full year of Grand Bank employees' salaries.
Occupancy Expense.  Occupancy expense increased $6.0 million, or 37.1%, for the year ended December 31, 2017, compared to the year ended December 31, 2016. The increase is reflective of additional branches acquired in the Carlile transaction. Occupancy expense remained consistent as of December 31, 2016 compared to the same period in 2015.

Data Processing. Data processing fees increased $3.8 million, or 80.9%, for the year ended December 31, 2017, compared to the same period in 2016. The increase over the same prior period is reflective of increased costs directly related to the Carlile transaction due to the additional accounts, employees and locations added, but also due to maintaining two core systems from close until the conversion was completed in early fourth quarter 2017. Data processing fees increased $1.4 million, 40.4%, for the year ended December 31, 2016, compared to the same period in 2015. The change is due to increased online banking fees and other costs related directly to an increase in accounts as well as added employees and locations over the same period prior year, related both to organic growth and growth through the Grand acquisition in 2015.
FDIC Assessment.  FDIC assessment expense increased $422 thousand, or 10.9%, for the year ended December 31, 2017, compared to the same period in 2016 and increased $1.6 million, or 72.2% for the year ended December 31, 2016 compared to the same period in 2015. The increase is due to a higher assessment associated with an increase in deposit accounts, both due to organic growth and growth through acquisitions.
Impairment of Other Real Estate. Impairment of other real estate increased $1.4 million for the year ended December 31, 2017 compared to the same period in 2016. The increase is primarily related to an impairment of a Houston branch location , which was transferred from bank premises to other real estate owned when it was closed in the third quarter of 2017.
Core Deposit Intangible Amortization. Core deposit intangible amortization increased $2.7 million, or 136.2%, for the year ended December 31, 2017 compared to the same period in 2016. The increase is due to the increase of $36.7 million in core deposit intangibles recorded in connection with the Carlile transaction.
Professional Fees. Professional fees increased $1.4 million, or 42.1%, for the year ended December 31, 2017 compared to the same period in 2016. The increase is mainly due to increased consulting fees related to data processing projects and mortgage banking disclosure agreements in addition to legal fees associated with existing litigation inherited in the Carlile transactions as well as increased legal fees related to workouts on acquired Carlile loans, other real estate property and repossessed assets.
Acquisition Expense.  Acquisition expense is primarily legal, advisory and accounting fees associated with services to facilitate the acquisition of other banks. Acquisition expenses also include data processing conversion costs and contract termination costs. Total acquisition expenses for the year ended December 31, 2017, increased $11.4 million, or 750.2% over the same period in 2016. The total acquisition expense in 2016 increased $97 thousand, or 6.8% over the same period in 2015. The change in the respective period is directly related to the acquisition activity in those periods. The Company incurred expenses related to the announced acquisition of Integrity Bancshares, Inc. in late 2017, the completed acquisition of Carlile Bancshares Inc. in April 2017 and closed one acquisition in late 2015.
Other.  Other noninterest expense for the year ended December 31, 2017 increased by $5.9 million, or 48.9%, compared to the same period in 2016. Other noninterest expense increased by $730 thousand, or 6.4%, for the year ended December 31, 2016, compared to the same period in 2015. The majority of the increase for each period relates to general increases in operations due to organic growth within the Company as well as acquisition activity occurring in April 2017 and November 2015.

Income Tax Expense
Income tax expense was $45.2 million for the year ended December 31, 2017, which is an effective tax rate of 37.1%. Income tax expense was $26.6 million for the year ended December 31, 2016, which is an effective tax rate of 33.2%. Income tax expense was $19.0 million for the year ended December 31, 2015, which is an effective tax rate of 32.9%. The effective income tax rates differed from the U.S. statutory federal income tax rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans, securities and life insurance policies and discrete items including the income tax effects associated with stock-based compensation, non-deductible acquisition expenses, and changes in enacted tax rates.
The effective tax rate for 2017 was impacted by the adjustment of our deferred tax assets and liabilities related to the reduction in the U.S. federal statutory income tax rate to 21% under the Tax Cuts and Jobs Act enacted on December 22, 2017. Under ASC 740, Income Taxes, the effect of income tax law changes on deferred taxes should be recognized as a component of income tax expense related to continuing operations in the period in which the law is enacted. The Company has completed its accounting under ASC 740 for all material deferred tax assets and liabilities. Provisional amounts have been recorded for certain immaterial items, such as Schedules K-1 from partnership investments and state apportionment. As a result of the reduction in the U.S. federal statutory income tax rate, we recognized additional tax expense of $5.5 million related to the remeasurement of deferred taxes based on the new income tax rate. Material adjustments to provisional amounts are not anticipated.

Also impacting the Company's effective tax rate for the 2017 period was the adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, in the 2017 period, which requires that all income tax effects related to vestings of share-based payment awards be reported in earnings as an expense (or benefit) to income tax expense. Previously, excess income tax benefits of a vested award were reported as an increase (or decrease) to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax benefits recognized in earnings during the awards vesting period. The requirement to report those income tax effects in earnings has been applied to vestings occurring on or after January 1, 2017 and resulted in recording a $1.3 million tax benefit for the year ended December 31, 2017.
No valuation allowance for deferred tax assets was recorded at December 31, 2017, 2016 and 2015, as management believes it is more likely than not that all of the deferred tax assets will be realized.
Quarterly Financial Information
The following table presents certain unaudited consolidated quarterly financial information regarding the Company’s results of operations for the quarters ended December 31, September 30, June 30 and March 31 in the years ended December 31, 2017 and 2016. This information should be read in conjunction with the Company’s consolidated financial statements as of and for the years ended December 31, 2017 and December 31, 2016 appearing elsewhere in this Annual Report on Form 10-K.

	Quarter Ended 2017
	December 31	September 30	June 30	March 31
(dollars in thousands, except per share data)	(unaudited)
Interest income	$87,420	$84,672	$79,883	$55,939
Interest expense	12,166	11,815	10,383	8,072
Net interest income	75,254	72,857	69,500	47,867
Provision for loan losses	1,897	1,873	2,472	2,023
Net interest income after provision for loan losses	73,357	70,984	67,028	45,844
Noninterest income	13,579	12,130	10,995	4,583
Noninterest expense	49,553	47,904	51,328	28,028
Income before income taxes	37,383	35,210	26,695	22,399
Provision for income taxes	18,190	11,696	8,561	6,728
Net income	$19,193	$23,514	$18,134	$15,671
Comprehensive income	$15,228	$23,372	$21,554	$16,971
Basic earnings per share	$0.69	$0.85	$0.65	$0.83
Diluted earnings per share	0.68	0.84	0.65	0.82

	Quarter Ended 2016
	December 31	September 30	June 30	March 31
(dollars in thousands, except per share data)	(unaudited)
Interest income	$53,904	$52,740	$51,941	$51,464
Interest expense	7,378	7,003	6,058	5,804
Net interest income	46,526	45,737	45,883	45,660
Provision for loan losses	2,197	2,123	2,123	2,997
Net interest income after provision for loan losses	44,329	43,614	43,760	42,663
Noninterest income	5,224	4,932	4,929	4,470
Noninterest expense	27,361	26,887	31,023	28,519
Income before income taxes	22,192	21,659	17,666	18,614
Provision for income taxes	7,417	7,155	5,857	6,162
Net income	14,775	14,504	11,809	12,452
Preferred stock dividends	—	—	—	8
Net income available to common shareholders	$14,775	$14,504	$11,809	$12,444
Comprehensive income	$10,076	$14,026	$12,721	$13,235
Basic earnings per share	$0.79	$0.78	$0.64	$0.67
Diluted earnings per share	0.79	0.78	0.64	0.67

Discussion and Analysis of Financial Condition
The following discussion and analysis of the Company’s financial condition discusses and analyzes the financial condition of the Company as of December 31, 2017 and 2016 and certain changes in that financial condition from December 31, 2016 to December 31, 2017, and from December 31, 2015 to December 31, 2016.
Assets
The Company's total assets increased by $2.8 billion, or 48.4%, to $8.7 billion as of December 31, 2017 from $5.9 billion at December 31, 2016 due to the Carlile acquisition and organic growth during the period. The Company's total assets increased by $797.8 million, or 15.8%, to $5.9 billion as of December 31, 2016 from $5.1 billion at December 31, 2015 due to organic growth during the period.
Loan Portfolio
The Company’s loan portfolio is the largest category of the Company’s earning assets. The following table presents the balance and associated percentage of each major category in the Company’s loan portfolio as of December 31, 2017, 2016, 2015, 2014 and 2013:

	2017		2016		2015		2014		2013
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial	$1,059,984	16.3%	$630,805	13.7%	$731,818	18.3%	$672,052	21.0%	$241,178	14.0%
Real estate:
Commercial	3,369,892	51.7	2,459,221	53.7	1,949,734	48.7	1,450,434	45.2	843,436	48.9
Commercial construction, land and land development	744,868	11.5	531,481	11.6	419,611	10.5	334,964	10.5	130,320	7.5
Residential (1)	931,495	14.3	644,340	14.1	620,289	15.5	518,478	16.2	342,037	19.8
Single family interim construction	289,680	4.4	235,475	5.1	187,984	4.7	138,278	4.3	83,144	4.8
Agricultural	82,583	1.3	53,548	1.2	50,178	1.3	38,822	1.2	40,558	2.3
Consumer	34,639	0.5	27,530	0.6	41,966	1.0	52,267	1.6	45,762	2.7
Other	304	—	166	—	124	—	242	—	108	—
	6,513,445	100.0%	4,582,566	100.0%	4,001,704	100.0%	3,205,537	100.0%	1,726,543	100.0%
Deferred loan fees	(2,568)		(2,117)		(1,553)		(487)		—
Allowance for loan losses	(39,402)		(31,591)		(27,043)		(18,552)		(13,960)
Total loans, net	$6,471,475		$4,548,858		$3,973,108		$3,186,498		$1,712,583
(1) Includes mortgage loans held for sale as of December 31, 2017, 2016, 2015, 2014 and 2013 of $39.2 million, $9.8 million, $12.3 million, $4.5 million and $3.4 million, respectively.

As of December 31, 2017, the Company's loan portfolio, net of the allowance for loan losses and deferred fees, totaled $6.5 billion, which is an increase of 42.3% over total net loans at December 31, 2016 and for which increase was due to the Carlile acquisition and organic loan growth during the year. As of December 31, 2016, the Company's loan portfolio, net of the allowance for loan losses and deferred fees, totaled $4.5 billion, which is an increase of 14.5% over total net loans at December 31, 2015 and for which increase was due to organic loan growth during the year.
The principal categories of the Company’s loan portfolio are discussed below:
Commercial loans. The Company provides a mix of variable and fixed rate commercial loans. The loans are typically made to small-and medium-sized manufacturing, wholesale, retail, energy related service businesses and medical practices for working capital needs and business expansions. Commercial loans generally include lines of credit and loans with maturities of five years or less. The loans are generally made with operating cash flows as the primary source of repayment, but may also include collateralization by inventory, accounts receivable, equipment and/or personal guarantees. Additionally, our commercial loan portfolio includes loans made to customers in the energy industry, which is a complex, technical and cyclical industry. Experienced bankers with specialized energy lending experience originate our energy loans. Companies in this industry produce, extract, develop, exploit and explore for oil and natural gas. Loans are primarily collateralized with proven producing oil and gas reserves based on a technical evaluation of these reserves. In addition, with the acquisition of Carlile, the Company acquired a mortgage warehouse purchase program which provides a mortgage warehouse lending vehicle to third party mortgage bankers across a broad geographic scale. The mortgage loans are underwritten, in part, on approved investor takeout commitments. These loans are reported as commercial loans since the loans are secured by notes receivable, not real estate.

The Company’s commercial loan portfolio increased $429.2 million, or 68.0%, to $1.1 billion as of December 31, 2017, from $630.8 million as of December 31, 2016 and from $731.8 million at December 31, 2015. The increase in this portfolio type for the current year is primarily due to the loans acquired in the Carlile acquisition, including $164.7 million of mortgage warehouse purchase loans as well as organic loan growth. The decrease in commercial loans from 2015 to 2016 was primarily due to a decrease in the energy portfolio during 2016. The energy exploration and production (E&P) portfolio totaled $115.3 million, or approximately 2.5% as of December 31, 2016 and $182.5 million, or approximately 4.6% of the total portfolio at December 31, 2015.

Commercial real estate loans. The Company’s commercial real estate loans generally are used by customers to finance their purchase of office buildings, retail centers, medical facilities and mixed-use buildings. Approximately 34%, 35% and 40% of the Company’s commercial real estate loans as of December 31, 2017, 2016, and 2015, respectively, were owner-occupied. Such loans generally involve less risk than loans on investment property. The Company expects that commercial real estate loans will continue to be a significant portion of the Company’s total loan portfolio and an area of emphasis in the Company’s lending operations.
Commercial real estate loans increased $910.7 million, or 37.0%, to $3.4 billion as of December 31, 2017 from $2.5 billion as of December 31, 2016. The increase was due to the loans added in the Carlile acquisition as well as organic loan growth in this loan type during the year. Commercial real estate loans increased $509.5 million, or 26.1%, to $2.5 billion as of December 31, 2016 from $2.0 billion as of December 31, 2015. The increase was due to organic loan growth in this loan type during the year across all of our markets.

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
Commercial construction, land and land development loans increased $213.4 million, or 40.1% to $744.9 million at December 31, 2017 from $531.5 million at December 31, 2016, due to the addition of the loans acquired through Carlile and through organic loan growth in this type of loan. The Company’s loans in this segment increased $111.9 million, or 26.7% to $531.5 million at December 31, 2016 from $419.6 million at December 31, 2015, due to organic loan growth in this type of loan.

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
The Company’s residential real estate loan portfolio grew by $287.2 million, or 44.6%, to a balance of $931.5 million as of December 31, 2017 from $644.3 million as of December 31, 2016. The increase in this category was due to both organic loan growth and loans acquired in the Carlile transaction. This portfolio grew by $24.1 million, or 3.9%, to a balance of $644.3 million as of December 31, 2016 from $620.3 million as of December 31, 2015.
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

The balance of single-family interim construction loans in the Company’s loan portfolio increased by $54.2 million, or 23.0%, to $289.7 million as of December 31, 2017 from the balance of $235.5 million as of December 31, 2016. The increase during the year was due to continuing new home activity as a result of continued low mortgage rates and through the loans acquired in the Carlile transaction. Single family interim construction loans increased by $47.5 million, or 25.3%, to $235.5 million as of December 31, 2016 from the balance of $188.0 million as of December 31, 2015. The increase during the year was due to continuing new home activity as a result of continued low mortgage rates.
Other Categories of Loans. Other categories of loans included in the Company’s loan portfolio include agricultural loans made to farmers and ranchers relating to their operations, consumer loans made to individuals for personal purposes, including automobile purchase loans and personal loans. None of these categories of loans represents more than 2% of the Company’s total loan portfolio as of December 31, 2017, 2016, and 2015 and such categories continue to be a very small percentage of the Company's total loan portfolio.

The following table sets forth the contractual maturities, including scheduled principal repayments, of the Company’s loan portfolio (which includes balloon notes) and the distribution between fixed and adjustable interest rate loans as of December 31, 2017:

As of December 31, 2017	Within One Year		One Year to Five Years		After Five Years		Total
(dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate
Commercial	$249,190	$297,610	$208,874	$181,997	$23,029	$99,284	$481,093	$578,891
Real estate:
Commercial real estate	135,032	68,999	1,281,139	476,065	232,057	1,176,600	1,648,228	1,721,664
Commercial construction, land and land development	122,963	134,340	174,256	171,810	21,020	120,479	318,239	426,629
Residential real estate	87,914	25,902	291,385	20,527	295,942	209,825	675,241	256,254
Single family interim construction	97,350	124,536	9,694	15,116	35,225	7,759	142,269	147,411
Agricultural	12,620	9,420	23,930	13,883	1,913	20,817	38,463	44,120
Consumer	10,941	3,258	19,010	310	999	121	30,950	3,689
Other	304	—	—	—	—	—	304	—
Total loans	$716,314	$664,065	$2,008,288	$879,708	$610,185	$1,634,885	$3,334,787	$3,178,658

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
The Company discontinues accruing interest on a loan when management of the Company believes, after considering the Company’s collection efforts and other factors, that the borrower’s financial condition is such that collection of interest of that loan is doubtful. Loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans, including troubled debt restructurings, that are placed on nonaccrual status or charged off is reversed against interest income. Cash collections on nonaccrual loans are generally credited to the loan receivable balance, and no interest income is recognized on those loans until the principal balance has been collected. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The Company did not make any changes in the Company’s nonaccrual policy during the years of 2017, 2016 or 2015.
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

	As of December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Nonaccrual loans
Commercial	$10,304	$7,718	$7,366	$1,449	$357
Real estate:
Commercial real estate, construction, land and land development	2,716	5,885	591	70	253
Residential real estate	998	866	552	2,117	1,852
Single-family interim construction	—	884	—	—	170
Agricultural	—	—	170	—	—
Consumer	55	273	111	67	43
Total nonaccrual loans (1)	14,073	15,626	8,790	3,703	2,675
Loans delinquent 90 days or more and still accruing
Commercial	8	—	—	157	—
Real estate:
Commercial real estate, construction, land and land development	120	—	—	—	—
Residential real estate	8	—	—	288	—
Consumer	—	—	—	6	—
Total loans delinquent 90 days or more and still accruing	136	—	—	451	—
Troubled debt restructurings, not included in nonaccrual loans
Commercial	—	1	16	30	107
Real estate:
Commercial real estate, construction, land and land development	455	1,204	3,480	4,668	5,090
Residential real estate	730	1,011	2,574	1,254	1,288
Consumer	20	—	—	8	1
Total troubled debt restructurings, not included in nonaccrual loans	1,205	2,216	6,070	5,960	6,486
Total nonperforming loans	15,414	17,842	14,860	10,114	9,161
Other real estate owned and other repossessed assets (Bank only):
Commercial real estate, construction, land and land development	5,400	783	2,168	4,763	3,322
Commercial	—	—	1,050	—	—
Consumer	114	4	14	—	—
Residential real estate	764	1,189	—	—	—
Single-family interim construction	963	—	—	—	—
Total other real estate owned and other repossessed assets	7,241	1,976	3,232	4,763	3,322
Total nonperforming assets	$22,655	$19,818	$18,092	$14,877	$12,483
Ratio of nonperforming loans to total loans (2)	0.24%	0.39%	0.37%	0.32%	0.53%
Ratio of nonperforming assets to total assets	0.26	0.34	0.36	0.36	0.58
(1) Nonaccrual loans include troubled debt restructurings of $1.0 million, $209 thousand, $621 thousand, $1.3 million and $1.5 million as of December 31, 2017, 2016, 2015, 2014 and 2013, respectively and excludes loans acquired with deteriorated credit quality of $7.9 million and $1.0 million as of December 31, 2017 and 2016, respectively.
(2) Excluding mortgage warehouse purchase loans of $164.7 million at December 31, 2017.

The Company had $14.1 million, $15.6 million and $8.8 million in loans on nonaccrual status as of December 31, 2017, 2016, and 2015, respectively. The decrease from December 31, 2016 to December 31, 2017 was due to $5.8 million of nonaccrual payoffs offset by additions totaling $4.7 million during the year as well as the removal of a $1.0 million single-family interim construction loan from nonaccrual status due to repossession of collateral. The increase from December 31, 2015 to December 31, 2016 was due to $10.8 million in loans being placed on nonaccrual during the year offset by a $3 million partial charge-off on an energy loan and other reductions in nonaccrual loans during the period.
Troubled debt restructurings that were also on nonaccrual status (excluding loans acquired with deteriorated credit quality) totaled $1.0 million, $209 thousand, and $621 thousand at December 31, 2017, 2016, and 2015, respectively. Loans past due 90 days and still accruing totaled $136 thousand as of December 31, 2017.

The Company did not recognize any interest income on nonaccrual loans during 2017, 2016 or 2015 while the loans were in nonaccrual status. The amount of interest the Company included in the Company’s net interest income for the years ended 2017, 2016 and 2015 with respect to nonperforming loans was $190 thousand, $207 thousand and $638 thousand, respectively. Additional interest income that the Company would have recognized on these nonperforming loans had they been current in accordance with their original terms was $911 thousand, $623 thousand and $329 thousand, respectively, during the years ended 2017, 2016 and 2015, respectively.
As of December 31, 2017, the Company had a total of 89 loans with an aggregate principal balance of $35.9 million that were not currently impaired loans, nonaccrual loans, 90 days past due loans or troubled debt restructurings, but where the Company had information about possible credit problems of the borrowers that caused the Company’s management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that could result in those loans becoming nonaccrual loans, 90 days past due loans or troubled debt restructurings in the future.
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
As of December 31, 2017, the Company had other real estate owned and other repossessed assets of $7.2 million, which is an increase from the balance of $2.0 million for prior year. The increase is a result of additions totaling $11.2 million related to the Carlile acquisition as well as $2.1 million in property additions, including the Houston branch closure, two foreclosures and capital improvements to single family interim properties, offset by dispositions totaling $7.8 million and $500 thousand in subsequent write-downs. As of December 31, 2016, the Company had other real estate owned of $2.0 million, which is a slight decrease from the balance of $2.2 million for prior year. This was due to decreased foreclosure and disposition activity during 2016.

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
Analysis of the Allowance for Loan Losses. The following table sets forth the allowance for loan losses by category of loan:

			As of December 31,
	2017		2016		2015		2014		2013
(dollars in thousands)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Commercial loans	$10,599	16.3%	$8,593	13.7%	$10,573	18.3%	$5,051	21.0%	$2,401	14.0%
Real estate:
Commercial real estate, construction, land and land development	23,301	63.2	18,399	65.3	13,007	59.2	10,110	55.7	7,872	56.4
Residential real estate	3,447	14.3	2,760	14.1	2,339	15.5	2,205	16.2	2,440	19.8
Single family interim construction	1,583	4.4	1,301	5.1	769	4.7	669	4.3	577	4.8
Agricultural	250	1.3	207	1.2	215	1.3	246	1.2	238	2.3
Consumer	205	0.5	242	0.6	164	1.0	146	1.6	365	2.7
Other	(32)	—	29	—	8	—	—	—	2	—
Unallocated	49	—	60	—	(32)	—	125	—	65	—
Total allowance for loan losses	$39,402	100.0%	$31,591	100.0%	$27,043	100.0%	$18,552	100.0%	$13,960	100.0%

(1) Represents the percentage of Independent’s total loans included in each loan category.

As of December 31, 2017, the allowance for loan losses amounted to $39.4 million, or 0.62%, of total loans held for investment, compared with $31.6 million, or 0.69%, as of December 31, 2016 and $27.0 million, or 0.68%, as of December 31, 2015. The dollar increase during 2017 is primarily due to additional general reserves for organic loan growth. The decrease in the allowance for loan losses as a percentage of loans from prior year reflects loans acquired in the Carlile transaction that were recorded at fair value without an allowance at acquisition date. The increase in the allowance during 2016 was primarily due to an increase in general reserves for organic growth and for risks within our energy portfolio during the first half of the year, primarily related to lower oil prices. Higher charge-offs during the period offset the overall increase and mostly relate to charge-offs of energy loans.

The allowance for loan losses as a percentage of nonperforming loans increased from 177.06% at December 31, 2016, to 255.62% at December 31, 2017, due to an increase in the recorded allowance balance as well as a reduction in total nonperforming loans. As of December 31, 2017, the Company had made a specific allowance for loan losses of $3.8 million for impaired loans totaling $15.2 million, compared with a specific allowance of $185 thousand for impaired loans totaling $17.9 million as of December 31, 2016. The increase in specific reserves was due primarily to the addition of $3 million in specific reserves placed on a commercial impaired loan credit relationship which was added to the impaired loan listing in 2016. The decrease in impaired loans during 2017 was mainly due to the pay-off of two commercial real estate loans totaling $5.8 million offset by the addition of a commercial construction loan and a commercial loan totaling $3.7 million.
The allowance for loan losses as a percentage of nonperforming loans decreased slightly from 181.99% at December 31, 2015, to 177.06% at December 31, 2016, due to a combination of increases in both the allowance and nonperforming loan balances. As of December 31, 2016, the Company had made a specific allowance for loan losses of $185 thousand for impaired loans totaling $17.9 million, compared with a specific allowance of $3.2 million for impaired loans totaling $15.5 million as of December 31, 2015. This decrease in specific reserves was due primarily to charge-offs on energy loans during the year as discussed above.

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
The following table provides an analysis of the provisions for loan losses, net charge-offs and recoveries for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 and the effects of those items on the Company’s allowance for loan losses:

		As of and for the Year Ended December 31,
(dollars in thousands)	2017	2016	2015	2014	2013
Allowance for loan losses-balance at beginning of year	$31,591	$27,043	$18,552	$13,960	$11,478
Charge-offs
Commercial	(81)	(4,384)	(606)	(368)	(612)
Real estate:
Commercial real estate, construction, land and land development	(15)	(54)	(69)	(371)	(634)
Residential real estate	—	(401)	(9)	(32)	(130)
Single-family interim construction	(134)	—	—	—	—
Consumer	(182)	(27)	(52)	(63)	(10)
Other	(190)	(104)	(124)	(80)	(54)
Total charge-offs	(602)	(4,970)	(860)	(914)	(1,440)

Recoveries
Commercial	28	13	28	19	20
Real estate:
Commercial real estate, construction, land and land development	31	10	42	79	28
Residential real estate	4	12	5	8	10
Single-family interim construction	—	—	—	11	—
Consumer	46	8	14	6	17
Other	39	35	31	24	25
Total recoveries	148	78	120	147	100
Net charge-offs	(454)	(4,892)	(740)	(767)	(1,340)
Provision for loan losses	8,265	9,440	9,231	5,359	3,822
Allowance for loan losses-balance at end of year	$39,402	$31,591	$27,043	$18,552	$13,960
Ratios
Net charge-offs to average loans outstanding	0.01%	0.12%	0.02%	0.03%	0.09%
Allowance for loan losses to nonperforming loans at end of year	255.62	177.06	181.99	183.43	152.39
Allowance for loan losses to total loans at end of year (1)	0.62	0.69	0.68	0.58	0.81
(1) Calculation excludes loans held for sale and mortgage warehouse purchase loans from total loans.

The Company’s ratio of allowance to loan losses to total loans as of December 31, 2017 was 0.62%, down slightly from 0.69% at December 31, 2016. The decrease in the allowance for loan losses as a percentage of loans from prior year reflects that loans acquired in the Carlile transaction were recorded at fair value without an allowance at acquisition date. The ratio of net charge-offs to average loans outstanding during the year ended December 31, 2017 decreased to 0.01% from 0.12% for the year ended December 31, 2016. The increase in charge-offs during 2016 was primarily related to energy-related charge-offs.

The Company’s ratio of allowance to loan losses to total loans as of December 31, 2016 was 0.69%, up slightly from 0.68% at December 31, 2015. The slight increase is due to provisions for organic growth during the period. Due to the stabilization of oil prices during the second half of 2016 and reductions in the energy portfolio, no additional provisions for the energy portfolio were necessary during the second half of the year. The ratio of net charge-offs to average loans outstanding during the year ended December 31, 2016 increased to 0.12% from 0.02% for the year ended December 31, 2015. The increase in charge-offs during 2016 is primarily related to energy-related charge-offs, which were mostly reserved at December 31, 2015.

Securities Available for Sale
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit, interest rate and duration risk. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions. The following table sets forth the book value, which is equal to fair market value because all investment securities the Company held were classified as available for sale as of the applicable date, and the percentage of each category of securities as of December 31, 2017, 2016 and 2015:

	As of December 31,
	2017		2016		2015
(dollars in thousands)	Book Value	% of Total	Book Value	% of Total	Book Value	% of Total
Securities available for sale
U.S. Treasury securities	$37,154	4.9%	$3,147	1.0%	$1,002	0.4%
Government agency securities	211,509	27.7	122,267	38.6	135,300	49.5
Obligations of state and municipal subdivisions	229,613	30.1	87,256	27.6	85,416	31.2
Residential pass-through securities	274,377	35.9	103,765	32.8	51,745	18.9
Other securities	10,349	1.4	—	—	—	—
Total securities available for sale	$763,002	100.0%	$316,435	100.0%	$273,463	100.0%

The Company recognized gains on the sale of securities of $124 thousand, $4 thousand and $134 thousand for the years ended December 31, 2017, 2016 and 2015, respectively. Securities represented 8.8%, 5.4% and 5.4% of the Company’s total assets at December 31, 2017, 2016 and 2015, respectively.
Certain investment securities are valued at less than their historical cost. Management evaluates securities for other-than-temporary impairment (OTTI) on at least a quarterly basis and more frequently when economic of market conditions warrant such an evaluation. Management does not intend to sell any debt securities it holds and believes the Company more likely than not will not be required to sell any debt securities it holds before their anticipated recovery, at which time the Company will receive full value for the securities. Management has the ability and intent to hold the securities classified as available for sale that were in a loss position as of December 31, 2017 for a period of time sufficient for an entire recovery of the cost basis of the securities. For those securities that are impaired, the unrealized losses are largely due to interest rate changes. The fair value is expected to recover as the securities approach their maturity date. Management believes any impairment in the Company’s securities at December 31, 2017, is temporary and no impairment has been realized in the Company’s consolidated financial statements.

The following table sets forth the book value, scheduled maturities and weighted average yields for the Company’s investment portfolio as of December 31, 2017:

(dollars in thousands)	Book Value	% of Total Investment Securities	Weighted Average Yield
U.S. Treasury securities
Maturing within one year	$16,968	2.1%	1.02%
Maturing in one to five years	15,129	2.0	1.58
Maturing in five to ten years	5,057	0.7	2.03
Maturing after ten years	—	—	—
Total U.S. Treasury securities	37,154	4.8	1.38

Government agency securities
Maturing within one year	$52,246	6.8%	1.07
Maturing in one to five years	130,709	17.1	1.68
Maturing in five to ten years	28,554	3.7	2.43
Maturing after ten years	—	—	—
Total government agency securities	211,509	27.6	1.64

Obligations of state and municipal subdivisions
Maturing within one year	18,882	2.5	1.48
Maturing in one to five years	54,009	7.1	1.88
Maturing in five to ten years	52,290	6.9	2.33
Maturing after ten years	104,432	13.7	2.70
Total obligations of state and municipal subdivisions	229,613	30.2	2.32

Residential pass through securities
Maturing within one year	301	—	2.77
Maturing in one to five years	214,246	28.1	2.28
Maturing in five to ten years	56,161	7.4	3.56
Maturing after ten years	3,669	0.5	2.84
Total residential pass through securities	274,377	36.0	2.55

Other securities
Maturing within one year	10,349	1.4	2.23
Maturing in one to five years	—	—	—
Maturing in five to ten years	—	—	—
Maturing after ten years	—	—	—
Total other securities	10,349	1.4	2.23
Total investment securities	$763,002	100.0%	2.16%

The following table summarizes the amortized cost of securities classified as available for sale and their approximate fair values as of the dates shown:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale
As of December 31, 2017
U.S. treasuries	$37,480	$—	$(326)	$37,154
Government agency securities	213,649	83	(2,223)	211,509
Obligations of state and municipal subdivisions	228,782	2,118	(1,287)	229,613
Residential pass through securities guaranteed by FNMA, GNMA, FHLMC, FHR, and GNR	274,356	1,229	(1,208)	274,377
Other securities	10,397	—	(48)	10,349
	$764,664	$3,430	$(5,092)	$763,002
As of December 31, 2016
U.S. treasuries	$3,208	$—	$(61)	$3,147
Government agency securities	123,605	141	(1,479)	122,267
Obligations of state and municipal subdivisions	88,358	920	(2,022)	87,256
Residential pass through securities guaranteed by FNMA, GNMA and FHLMC	103,869	928	(1,032)	103,765
	$319,040	$1,989	$(4,594)	$316,435
As of December 31, 2015
U.S. treasuries	$999	$3	$—	$1,002
Government agency securities	135,630	237	(567)	135,300
Obligations of state and municipal subdivisions	83,442	2,222	(248)	85,416
Residential pass through securities guaranteed by FNMA, GNMA, FHLMC and FHR	50,640	1,202	(97)	51,745
	$270,711	$3,664	$(912)	$273,463

The Company’s available for sale securities, carried at fair value, increased $446.6 million, or 141.1%, during 2017 and increased $43.0 million, or 15.7% during 2016. The increase in 2017 was due to securities acquired in the Carlile acquisition. The increase in 2016 is due to excess liquidity attributed to organic asset growth in addition to maintaining the portfolio at targeted percent of total assets.
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
Cash and Cash Equivalents
Cash and cash equivalents decreased by $73.9 million, or 14.6% to $431.1 million at December 31, 2017 from $505.0 million at December 31, 2016. Cash and cash equivalents increased by $211.7 million, or 72.2% to $505.0 million at December 31, 2016 from $293.3 million at December 31, 2015. Cash and cash equivalent balances can vary due to cash needs and volatility of several large title company and commercial accounts.
Certificates of Deposit Held in Other Banks
The Company owned certificates of deposit held in other banks in the amount of $13.0 million and $2.7 million as of December 31, 2017 and 2016, respectively. The increase in certificates held at December 31, 2017 is a result of certificates acquired in the Carlile acquisition and certificates purchased in the first quarter of 2017 due to excess liquidity. The Company owned certificates of deposit held in other banks in the amount of $2.7 million and $61.7 million as of December 31, 2016 and 2015, respectively. All of the certificates held at December 31, 2015 were acquired in the Grand Bank transaction in November 2015.

Goodwill and Core Deposit Intangible, Net
Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired. The Company’s total goodwill was $621.5 million at December 31, 2017, $258.3 million as of December 31, 2016 and $258.6 million as of December 31, 2015. The increase in the goodwill balance from December 31, 2016 to December 31, 2017 is a result of $363.1 million in goodwill recognized from the acquisition of Carlile. The slight decrease in the goodwill balance from December 31, 2015 to December 31, 2016 was due to small measurement period adjustments related to the Grand Bank acquisition.
Liabilities

Total liabilities increased $2.2 billion, or 41.8%, to $7.3 billion as of December 31, 2017, from $5.2 billion as of December 31, 2016, primarily due to $1.8 billion in deposit accounts acquired in the Carlile transaction in addition to organic deposit growth, increases of $69.9 million in FHLB advances, $29.6 million in other borrowings (subordinated debentures) and $9.4 million in junior subordinated debt acquired in the Carlile acquisition, respectively.

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
Total deposits increased $2.1 billion, or 44.9%, to $6.6 billion as of December 31, 2017 from $4.6 billion as of December 31, 2016. The increase is primarily due to $1.8 billion in deposit accounts acquired in the Carlile transaction in addition to organic growth. Brokered deposits totaled $400.1 million and $497.4 million at December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, noninterest-bearing demand, interest-bearing checking, savings deposits and limited access money market accounts accounted for 86.5% and 81.3%, respectively, of the Company’s total deposits, while individual retirement accounts and certificates of deposit made up 13.5% and 18.7%, respectively, of total deposits. Noninterest-bearing demand deposits totaled $1.9 billion, or 28.7% of total deposits, as of December 31, 2017, compared with $1.1 billion, or 24.4% of total deposits, as of December 31, 2016. The total cost of deposits increased eight basis points from 0.38% at December 31, 2016 to 0.46% at December 31, 2017. The average cost of interest-bearing deposits was 0.63% per annum for 2017 compared with 0.51% for 2016. The increase in cost of funds was primarily due to higher rates offered on public fund certificates of deposit and money market accounts due to competition in our markets but also due to increased interest rates on deposit products tied to Fed Funds rates and short-term FHLB advances.
Total deposits increased $548.8 million, or 13.6%, to $4.6 billion as of December 31, 2016 from $4.0 billion as of December 31, 2015. The increase was due to organic deposit growth as well as an increase in use of brokered funds. Brokered deposits totaled $497.4 million and $476.6 million at December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, noninterest-bearing demand, interest-bearing checking, savings deposits and limited access money market accounts accounted for 81.3% and 79.0%, respectively, of the Company’s total deposits, while individual retirement accounts and certificates of deposit made up 18.7% and 21.0%, respectively, of total deposits. Noninterest-bearing demand deposits totaled $1.1 billion, or 24.4% of total deposits, as of December 31, 2016, compared with $1.1 billion, or 26.6% of total deposits, as of December 31, 2015. The total cost of deposits increased four basis points from 0.34% at December 31, 2015 to 0.38% at December 31, 2016. The average cost of interest-bearing deposits was 0.51% per annum for 2016 compared with 0.46% for 2015. The increase in cost of funds was primarily due to increased rates on public fund accounts.

The following table summarizes the Company’s average deposit balances and weighted average rates for the periods presented:

	For the Year Ended December 31, 2017		For the Year Ended December 31, 2016		For the Year Ended December 31, 2015
(dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Deposit Type
Noninterest-bearing demand accounts	$1,671,872	—%	$1,076,340	—%	$895,789	—%
Interest-bearing checking accounts	2,630,477	0.51	1,761,509	0.44	1,297,948	0.44
Savings accounts	263,381	0.14	150,223	0.17	143,476	0.18
Limited access money market accounts	605,064	1.02	429,647	0.44	319,982	0.26
Certificates of deposit, including individual retirement accounts (IRA)	1,002,753	0.86	830,964	0.74	842,087	0.63
Total deposits	$6,173,547	0.46%	$4,248,683	0.38%	$3,499,282	0.34%

The following table sets forth the maturity of time deposits (including IRA deposits) of $100,000 or more as of December 31, 2017:

	Maturity within:
(dollars in thousands)	Three Months	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
Individual retirement accounts	$2,376	$5,255	$8,517	$7,795	$23,943
Certificates of deposit (excluding CDARS)	138,978	119,750	209,657	147,566	615,951
CDARS	54,681	15,205	10,787	965	81,638
Total	$196,035	$140,210	$228,961	$156,326	$721,532

Short-Term Borrowings
The Company’s deposits have historically provided the Company with a major source of funds to meet the daily liquidity needs of the Company’s customers and fund growth in earning assets. However, from time to time the Company may also engage in short-term borrowings. At December 31, 2017, 2016 and 2015, the Company had $100.0 million, $0.0 million and $70.0 million, respectively, in short-term borrowings outstanding, all of which were short-term FHLB advances. These were recorded on the balance sheet under FHLB advances and are included in the total advances outstanding as discussed in the section below. The Company has not historically needed to engage in significant short-term borrowing through sources such as federal funds purchased, securities sold under agreements to repurchase or Federal Reserve Discount Window advances to meet the daily liquidity needs of the Company’s customers or fund growth in earning assets.

FHLB Advances
In addition to deposits, the Company utilizes FHLB advances either as a short-term funding source or a longer-term funding source and to manage the Company’s interest rate risk on the Company’s loan portfolio. FHLB advances can be particularly attractive as a longer-term funding source to balance interest rate sensitivity and reduce interest rate risk.
The Company’s FHLB borrowings totaled $530.7 million as of December 31, 2017, compared with $460.7 million as of December 31, 2016, and $288.3 million as of December 31, 2015. The increase for FHLB borrowings during 2017 is primarily to manage liquidity needs. The increase for FHLB borrowings during 2016 is primarily to manage liquidity needs related to the Grand acquisition, primarily due to volatility from the title company accounts and increased wire volume as well as organic loan growth. As of December 31, 2017, 2016 and 2015, the Company had $1.7 billion, $830.8 million and $817.0 million, respectively, in unused and available advances from the FHLB. At December 31, 2017, the Company’s FHLB advances are collateralized by assets, including a blanket pledge of certain loans with a carrying value of $3.0 billion and FHLB stock. As of December 31, 2017, 2016 and 2015, the Company had $741.5 million, $691.7 million and $461.5 million, respectively, in undisbursed advance commitments (letters of credit) with the FHLB. The FHLB letters of credit were obtained in lieu of pledging securities to secure public fund deposits that are over the FDIC insurance limit. There were no disbursements against the advance commitments as of December 31, 2017, 2016 or 2015.

The following table provides a summary of the Company’s FHLB advances at the dates indicated:

	As of December 31,
	2017	2016	2015
Fixed-rate, fixed term, at rates from 1.02% to 5.57%, with a weighted-average of 1.43% (maturing January 2018 through January 2026)	530,667	—	—
Fixed-rate, fixed term, at rates from 0.46% to 5.57%, with a weighted-average of 0.98% (maturing October 2017 through January 2026)	$—	$460,746	—
Fixed-rate, fixed term, at rates from 0.31% to 6.26%, with a weighted-average of 1.21% (maturing January 2016 through January 2026)	—	$—	$288,325

As of December 31, 2017, the scheduled maturities of the Company’s FHLB advances were as follows (dollars in thousands):

Maturing Within	Principal Amount to Mature
As of December 31, 2017
First Year	$440,000
Second Year	65,020
Third Year	—
Fourth Year	25,000
Fifth Year	—
Thereafter	647
$530,667

Other Long-Term Indebtedness
As of December 31, 2017, 2016 and 2015, the Company had $136.9 million, $107.3 million and $70.8 million, respectively, of long-term indebtedness (other than FHLB advances and junior subordinated debentures) outstanding, which included subordinated debentures. The increase from December 31, 2016 to December 31, 2017 was mainly due to a new issuance of $30 million in 5.0% fixed and floating rate subordinated debentures. The increase from December 31, 2015 to December 31, 2016 was due to the issuance of $45.0 million in the Company's subordinated notes offset by the repayments totaling $5.8 million of other subordinated debentures.
As of December 31, 2017, the Company’s long-term gross indebtedness of $110 million and $30 million will mature on August 1, 2024 and December 31, 2027, respectively, with an optional redemption at December 31, 2022 for the newly issued debt.

Junior Subordinated Debentures
As of December 31, 2017, 2016 and 2015, the Company had outstanding an aggregate of $31.6 million, $18.1 million and $18.1 million, respectively, principal amount of seven series of junior subordinated securities issued to seven unconsolidated subsidiary trusts. Each series of debentures was purchased by one of the trusts with the net proceeds of the issuance by such trust of floating rate trust preferred securities. These junior subordinated debentures are unsecured and will mature between March 2033 and September 2037. Each of the series of debentures bears interest at a per annum rate equal to three-month LIBOR plus a spread that ranges from 3.26% to 4.70%, with a weighted average spread of 3.76%. As of December 31, 2017, the interest rate on the various series of debentures was 4.63%, 4.21%, 3.85%, 4.70%, 3.19%, 3.26% and 3.26%, respectively, while as of December 31, 2016, the interest rate on the various series of debentures was 4.14%, 3.73%, 3.32%, 4.17% and 2.56%, respectively. Interest on each series of these debentures is payable quarterly, although the Company may, from time to time defer the payment of interest on any series of these debentures. A deferral of interest payments would, however, restrict the Company’s right to declare and pay cash distributions, including dividends on the Company’s common stock, or making distributions with respect to any of the Company’s future debt instruments that rank equally or are junior to such debentures. The Company may redeem the debentures, which are intended to qualify as Tier 1 capital, at the Company’s option, subject to approval of the Federal Reserve.

Capital Resources and Liquidity Management
Capital Resources
The Company’s stockholders’ equity is influenced by the Company’s earnings, the sales and redemptions of common stock that the Company makes, stock based compensation expense, the dividends the Company pays on its common stock, and, to a lesser extent, any changes in unrealized holding gains or losses occurring with respect to the Company’s securities available for sale.
Total stockholder’s equity was $1.3 billion at December 31, 2017, compared with $672.4 million at December 31, 2016, an increase of approximately $663.7 million. The increase was due primarily to the issuance of common stock, net of offering costs, totaling $565.2 million in connection with the Company's acquisition of Carlile acquisition. In additional, net income earned for the year totaling $76.5 million and the issuance of common stock, net of offering costs, totaling $26.8 million, stock awards amortization of $4.7 million and an increase in the unrealized gain (loss) on securities totaling $613 thousand offset by dividends paid of $10.2 million.

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
In addition to the liquidity provided by the sources described above, the Company maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of December 31, 2017, 2016 and 2015 the Company had established federal funds lines of credit with nine unaffiliated banks totaling $225 million, $225 million and $200 million, respectively. Based on the values of stock, securities, and loans pledged as collateral, as of December 31, 2017, 2016 and 2015, the Company had additional borrowing capacity with the FHLB of $1.7 billion, $830.8 million and $817.0 million, respectively.
The Company also maintains a secured line of credit with the Federal Reserve Bank with an availability to borrow approximately $552.2 million and $384.2 million at December 31, 2017 and 2016, respectively. Approximately $740.6 million and $515.2 million of commercial loans were pledged as collateral at December 31, 2017 and 2016, respectively. There were no borrowings against this line as of December 31, 2017 or 2016.

The Company also participates in an exchange that provides direct overnight borrowings with other financial institutions. The funds are provided on an unsecured basis. Borrowing availability totaled $60 million and $75 million at December 31, 2017 and 2016, respectively. There were no borrowings as of December 31, 2017 and 2016.

The Company has a $50 million unsecured revolving line of credit with an unrelated commercial bank. The line bears interest at LIBOR plus 2.50% and matures October 19, 2018. As of December 31, 2017 and 2016, there was no outstanding balance on the line. The Company is required to meet certain financial covenants on a quarterly basis, which includes maintaining $5.0 million in cash at Independent Bank Group and meeting minimum capital ratios.

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

In connection with the adoption of the Basel III Capital Rules, we elected to opt-out of the requirement to include most components of accumulated other comprehensive income in regulatory capital. Accordingly, amounts reported as accumulated other comprehensive income/loss related to securities available for sale do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Please refer to Note 19 - Regulatory Matters in the accompanying notes to consolidated financial statements included elsewhere in this report.

The FDIC has promulgated regulations setting the levels at which an insured institution such as Independent Bank would be considered well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Independent Bank is considered well-capitalized for purposes of the applicable prompt corrective action regulations.

As of December 31, 2017, 2016 and 2015, the Company and Bank exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	As of December 31, 2017
	Actual Consolidated	Actual Bank	Required to be considered adequately capitalized	Required to be considered well capitalized (Bank only)
	Ratio	Ratio	Ratio	Ratio
Tier 1 capital to average assets ratio	8.92%	10.30%	4.00-5.00%	≥5.00%
Common equity tier 1 to risk-weighted assets ratio	9.61	11.59	4.50-6.50	≥6.50
Tier 1 capital to risk-weighted assets ratio	10.05	11.59	6.00-8.00	≥8.00
Total capital to risk-weighted assets ratio	12.56	12.15	8.00-10.00	≥10.00

	As of December 31, 2016
	Actual Consolidated	Actual Bank	Required to be considered adequately capitalized	Required to be considered well capitalized (Bank only)
	Ratio	Ratio	Ratio	Ratio
Tier 1 capital to average assets ratio	7.82%	9.65%	4.00-5.00%	≥5.00%
Common equity tier 1 to risk-weighted assets ratio	8.20	10.55	4.50-6.50	≥6.50
Tier 1 capital to risk-weighted assets ratio	8.55	10.55	6.00-8.00	≥8.00
Total capital to risk-weighted assets ratio	11.38	11.19	8.00-10.00	≥10.00

	As of December 31, 2015
	Actual Consolidated	Actual Bank	Required to be considered adequately capitalized	Required to be considered well capitalized (Bank only)
	Ratio	Ratio	Ratio	Ratio
Tier 1 capital to average assets ratio	8.28%	9.72%	4.00-5.00%	≥5.00%
Common equity tier 1 to risk-weighted assets ratio	7.94	10.43	4.50-6.50	≥6.50
Tier 1 capital to risk-weighted assets ratio	8.92	10.43	6.00-8.00	≥8.00
Total capital to risk-weighted assets ratio	11.14	11.06	8.00-10.00	≥10.00

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
As noted earlier, the Company issued $30.0 million in subordinated debentures during 2017. Other than these subordinated debentures and normal changes in the ordinary course of business, there have been no significant changes in the types of contractual obligations or amounts due since December 31, 2016.

The following table contains supplemental information regarding the Company’s total contractual obligations as of December 31, 2017:

(dollars in thousands)	Payments Due
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Deposits without a stated maturity	$5,738,423	$—	$—	$—	$5,738,423
Time deposits	695,608	160,451	38,340	—	894,399
FHLB advances	440,000	65,020	25,000	647	530,667
Subordinated debt	—	—	—	136,911	136,911
Junior subordinated debentures	—	—	—	27,654	27,654
Operating leases	2,794	4,429	3,304	4,707	15,234
Total contractual obligations	$6,876,825	$229,900	$66,644	$169,919	$7,343,288

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
Corporate Headquarters Contract. On January 18, 2018, the Company entered into an agreement with an independent contractor for the oversight and construction of the Company's new corporate headquarters office building in McKinney, Texas. The 165,000 square foot building is estimated to cost approximately $50 million and expected to be completed in early 2019.

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
Commitments to extend credit were $1.3 billion, $865.7 million and $838.3 million, as of December 31, 2017, 2016 and 2015, respectively. Outstanding standby letters of credit were $10.5 million, $10.6 million and $10.4 million, as of December 31, 2017, 2016 and 2015, respectively. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. The Company manages the Company’s liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that the Company will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.

The Company guarantees the distributions and payments for redemption or liquidation of the trust preferred securities issued by the Company’s wholly owned subsidiary trusts to the extent of funds held by the trusts. Although this guarantee is not separately recorded, the obligation underlying the guarantee is fully reflected on the Company’s consolidated balance sheets as junior subordinated debentures, which debentures are held by the Company’s subsidiary trusts. The junior subordinated debentures currently qualify as Tier 1 capital under the Federal Reserve capital adequacy guidelines. For additional information regarding the subordinated debentures, see Note 12 to the Company’s consolidated financial statements.
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
The Company’s interest rate risk model indicated that it was in a balanced rate sensitive position in terms of interest rate sensitivity as of December 31, 2017. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income based on the interest rate risk model as of December 31, 2017:

Hypothetical Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
200	(0.44)%
100	(0.17)
(100)	1.42

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
As part of the Company’s asset/liability management strategy, the Company’s management has emphasized the origination of shorter duration loans as well as variable rate loans to limit the negative exposure to a rate increase, as well as obtaining funding with FHLB advances to manage interest rate risks on funding of loan commitments. Additionally, a significant portion of the loans in the Company’s loan portfolio typically have short-term maturities. The Company’s strategy with respect to liabilities has been to emphasize transaction accounts, particularly noninterest or low interest-bearing nonmaturing deposit accounts, which are less sensitive to changes in interest rates. In response to this strategy, nonmaturing deposit accounts have been a large portion of total deposits and totaled 86.5%, 81.3% and 79.0% of total deposits as of December 31, 2017, 2016 and 2015, respectively. The Company had brokered deposits, including CDARS totaling $400.1 million, $497.4 million and $476.6 million, at December 31, 2017, 2016 and 2015, respectively. The Company intends to focus on the Company’s strategy of increasing noninterest or low interest-bearing nonmaturing deposit accounts, but may consider the use brokered deposits as a stable source of lower cost funding.
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
Acquired loans from the transactions accounted for as a business combination include both nonperforming loans with evidence of credit deterioration since their origination date and performing loans. The Company accounts for performing loans under ASC Paragraph 310-20, Nonrefundable Fees and Other Costs, with the related difference in the initial fair value and unpaid principal balance (the discount) recognized as interest income on a level yield basis over the life of the loan. The Company accounts for the nonperforming loans acquired in accordance with ASC Paragraph 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. At the date of the acquisition, acquired loans are recorded at their fair value.

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
Recently Issued Accounting Pronouncements
The Company has evaluated new accounting pronouncements that have recently been issued and have determined that there are no new accounting pronouncements that should be described in this section that will materially impact the Company’s operations, financial condition or liquidity in future periods. Refer to Note 2 of the Company’s audited consolidated financial statements for a discussion of recent accounting pronouncements that have been adopted by the Company or that will require enhanced disclosures in the Company’s financial statements in future periods.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements, the reports thereon, the notes thereto and supplementary data commence at page 108 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of the end of the period covered by this report.
Management’s report on internal control over financial reporting. The management, including the Chief Executive Officer and Chief Financial Officer, of the Company is responsible for establishing and maintaining an effective system of internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act.

As of December 31, 2017, management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission (2013 framework). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting, as of December 31, 2017, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Attestation report of the registered public accounting firm. The Company’s independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K has issued an attestation report on the Company’s internal control over financial reporting. The attestation report of RSM US LLP, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2017, appears below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Independent Bank Group, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Independent Bank Group, Inc.'s (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and our report dated February 27, 2018 expressed an unqualified opinion.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Dallas, Texas
February 27, 2018

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Director and Executive Officer Information
The following table sets forth the name, age and position with the Company of each of the Company’s directors and its executive officers. The business address for all of these individuals is 1600 Redbud Boulevard, Suite 400, McKinney, Texas 75069-3257.

Name	Age	Position with the Company
David R. Brooks(1)	59	Chairman of the Board, Chief Executive Officer, President and Director
Daniel W. Brooks	57	Vice Chairman, Chief Risk Officer and Director
Brian E. Hobart	52	Vice Chairman and Chief Lending Officer
Michelle S. Hickox	50	Executive Vice President and Chief Financial Officer
James C. White	53	Executive Vice President and Chief Operations Officer
James P. Tippit	47	Executive Vice President, Corporate Responsibility
Douglas A. Cifu(2)	52	Director
Christopher M. Doody(3)	45	Director
William E. Fair (4)	55	Director
Mark K. Gormley(5)	59	Director
Craig E. Holmes(6)	60	Director
J. Webb Jennings, III(7)	47	Director
Tom C. Nichols(8)	70	Director
Donald L. Poarch(9)	66	Director
G. Stacy Smith(10)	49	Director
Michael T. Viola (11)	31	Director

(1)	Member, Strategic Planning Committee

(2)	Chairman, Corporate Governance and Nominating Committee

(3)	Member, Corporate Governance and Nominating Committee

(4)	Chairman, Compensation Committee and Member of Strategic Planning Committee

(5)	Member, Audit Committee

(6)	Chairman, Audit Committee

(7)	Member, Compensation Committee

(8)	Member, Strategic Planning Committee

(9)	Member, Corporate Governance and Nominating Committee

(10)	Member, Audit Committee and Compensation Committee, and Chairman, Strategic Planning Committee

(11)	Member, Corporate Governance and Nominating Committee

The following is a brief discussion of the business and banking background and experience of the Company’s current directors and executive officers. Other than as described below, no director has any family relationship, as defined in Item 401 in Regulation S-K, with any other director or with any of the Company’s executive officers. All officers of the Company are elected annually by the board and serve at the discretion of the board.
David R. Brooks. David R. Brooks is Chairman of the Company’s board, Chief Executive Officer, President and a director of the Company. He has served as Chairman of the Board, Chief Executive Officer and director since the Company was formed in 2002, and he has served as the Company’s President since 2016. Mr. Brooks began his banking career in the early 1980s with a large regional bank and has been active in community banking since he led the investor group that acquired Independent Bank in 1988. Mr. Brooks has previously served as a board member of the Independent Bankers Association of Texas. He currently serves on the board of directors of Capital Southwest Corporation and on the Board of Trustees of Houston Baptist University, and previously served as the Chairman of the Board of Noel-Levitz, Inc., a higher education consulting firm, from 2009 to 2014 and as Chief Financial Officer at Baylor University from 2000 to 2004. Mr. Brooks previously served on the McKinney City Council, as President of the Board of Trustees of the McKinney Independent School District, and on the McKinney Economic Development Corporation Board and the McKinney Chamber of Commerce Board. David R. Brooks is the brother of Daniel W. Brooks. Mr. Brooks’ qualifications to serve on the Company’s board of directors include his extensive experience managing and overseeing the operations and growth of the Company and Independent Bank during his tenure as Chairman and Chief Executive Officer of the Company.
Daniel W. Brooks. Daniel W. Brooks is Vice Chairman, Chief Risk Officer and a director of the Company. He has served as Vice Chairman and a director of the Company since 2009 and as Chief Risk Officer of the Company since April 2013. He previously served as President and a director of the Company from 2002 to 2009 and has functioned as the Company’s Chief Credit Officer throughout his tenure. Mr. Brooks began his banking career in the early 1980s with a large regional bank and has been active in community banking since the late 1980s. Mr. Brooks has served in numerous leadership roles in the Collin County community, including service as Chairman of the Board for Medical Center of McKinney and on the boards of directors of McKinney Christian Academy and the McKinney Education Foundation. Daniel W. Brooks is the brother of David R. Brooks. Mr. Brooks’ qualifications to serve on the Company’s board of directors include his extensive experience in the banking industry, and specifically as an executive officer and director of the Company.
Brian E. Hobart. Brian E. Hobart is Vice Chairman and Chief Lending Officer of the Company. From 2009 to 2013, he served as President and as a director of the Company and Independent Bank while also functioning as the Company’s Chief Lending Officer. Mr. Hobart was one of the founders of IBG Central Texas and served as its President and as a director from 2004 until it was combined with the Company in 2009. Prior to joining IBG Central Texas, he served as a senior officer of other Waco banks since the early 1990s. Mr. Hobart has served in various volunteer roles over his career with an emphasis on children.
Michelle S. Hickox. Michelle S. Hickox is Executive Vice President and Chief Financial Officer of the Company. Prior to joining the Company in May 2012, Ms. Hickox was an audit partner with RSM US LLP (formerly McGladrey LLP), the fifth largest public accounting firm in the United States. Over her twenty-two year career in public accounting, Ms. Hickox provided audit, financial reporting, internal control assistance and training to community banks and was a designated financial institution specialist. Ms. Hickox serves on the boards of the Baylor Oral Health Foundation and the Texas A&M Commercial Banking Program. She is a licensed certified public accountant and is a member of the AICPA, the Texas Society of Certified Public Accountants and the Dallas CPA Society.
James C. White. James C. White is the Executive Vice President and Chief Operations Officer of the Company, joining the Company in April 2016. He has over thirty years’ experience in the banking industry and has held a variety of management positions in finance, operations, product development, strategic planning, compliance and information technology. Prior to joining the Company, Mr. White served as Executive Vice President and Chief Operating Officer of Fischer & Company, a global corporate real estate firm that provides consulting, brokerage and technology solutions to many Fortune 500 companies from July 2015 to April 2016. Prior to Fischer, Mr. White served as Executive Vice President and Chief Operations Officer of Texas Capital Bank from February 2000 to June 2015 where he directed key operational areas and introduced and managed changes which supported growth for that bank. Mr. White holds a bachelor’s of science degree from the University of North Texas in business and control systems, is certified in Six Sigma, is a Certified Treasury Professional and is a current member of the Association of Financial Professionals.
James P. Tippit. James P. Tippit is Executive Vice President Corporate Responsibility of the Company and Independent Bank assuming this position effective on January 8, 2018. Mr. Tippit oversees the Company’s and Independent Bank’s community development function. Mr. Tippit has been with Independent Bank since 2011 as Community Reinvestment Act (CRA) Officer and then Head of Corporate Responsibility. As Executive Vice President, he will continue to oversee Human Resources, CRA, Community Development, Marketing and Communications. Prior to his tenure at Independent Bank, Mr. Tippit worked for JP Morgan Chase in the Wealth Management Division and American Express Financial Advisors.
Douglas A. Cifu. Douglas A. Cifu is a member of the Board of Directors of the Company, joining the board in 2008. Mr. Cifu is the Chief Executive Officer of Virtu Financial LLC, a global electronic market making firm. He had previously served as President and Chief Executive Officer of Virtu Financial since 2008 when he co-founded the business with the Company’s largest shareholder, Vincent Viola. Mr. Cifu also has served as the President and Chief Operating Officer of Virtu Management LLC since 2008. Prior to the founding of Virtu Financial LLC in 2008, Mr. Cifu was a partner at the international law firm of Paul, Weiss, Rifkind, Wharton & Garrison, LLP, where he served as Deputy Chairman of the Corporate Department, Head of the Private Equity Group and a member of the firm’s Management Committee. Mr. Cifu’s qualifications to serve on the Company’s board of directors include his extensive experience representing and working with publicly traded companies and his experience as a director of the Company.
Christopher M. Doody. Christopher M. Doody became a member of the Board of Directors of the Company in connection with the Company’s acquisition of Carlile on April 1, 2017. Mr. Doody serves as Principal and Vice President at Stone Point Capital, L.L.C., a private equity firm focused primarily on the financial services industry. Prior to the formation of

Stone Point Capital in 2005, he served as a Vice President at MMC Capital Corporation, Inc., which he joined in 1998. He served at Merrill Lynch & Co., Inc., where he was an Analyst in the Financial Institutions Investment Banking Group from 1995 to 1998. Mr. Doody serves or has served on the boards of directors listed below as a representative of Stone Point:

•	Grandpoint Capital, Inc. (Los Angeles): 2010 to Present

•	Director of the Grandpoint bank holding company, not the underlying bank.

•	Standard Bancshares, Inc. (Hickory Hills, IL): 2013 to January 2017

•	Director of the Standard bank holding company, not the underlying bank.

•	Alostar Bank of Commerce (Birmingham, AL): 2011 to September 2017

•	HCBF Holding Company, Inc. (Fort Pierce, FL): 2011 to January 2018

•	Director of the HCBF bank holding company, not the underlying bank.
In addition, Mr. Doody serves on the boards of NXT Capital (Chicago, IL) and Preston Hollow Capital (Dallas, TX). Both NXT and Preston Hollow are nonbank commercial finance companies in which Stone Point has a sizeable investment.
Mr. Doody holds an M.B.A. from the Columbia University Graduate School of Business and a B.A. in Economics from Middlebury College. He is a resident of New York, New York. Mr. Doody’s qualifications to serve on the Company’s board of directors include his extensive experience as a director of several bank holding companies and his experience with financial services companies as a principal of a private equity firm focused primarily on the financial services industry.
William E. Fair. William E. Fair is a member of the Board of Directors of the Company. He joined the board when IBG Central Texas was combined with the Company in 2009, prior to which he served as a director of IBG Central Texas beginning in 2007. Mr. Fair has served as the Chairman and Chief Executive Officer of Home Abstract and Title Company, a title insurance agency located in Waco, Texas, since 1984 and has served on the board of directors of Capstone Mechanical, LLC since 2005. He also serves on the board of trustees of Hillcrest Baptist Medical Center, Scott & White Healthcare, further serving as Chairman of the Board of Development for that organization. Mr. Fair’s qualifications to serve on the Company’s board of directors include his extensive experience in the real estate industry and his experience as a director of the Company, Independent Bank and IBG Central Texas.
Mark K. Gormley. Mark K. Gormley became a member of the Board of Directors of the Company in connection with the Company’s acquisition of Carlile on April 1, 2017. Mr. Gormley is a Partner at Lee Equity Partners, LLC. Prior to co-founding the firm in 2006, Mr. Gormley was a Partner at Capital Z Financial Services Partners (“CZFS”), a leading financial services private equity firm, where he played a leading role in the operations and investment activities of the $1.85 billion fund. Mr. Gormley co-founded the firm in 1998 and shared responsibility for the oversight of all of the firm’s investment and monitoring activities. Prior to joining CZFS in 1998, Mr. Gormley served as a Managing Director at Donaldson, Lufkin & Jenrette (“DLJ”), specializing in the insurance and asset management industries. While at DLJ, Mr. Gormley worked on corporate finance and merger and acquisition assignments, as well as on principal related activities on behalf of DLJ Merchant Banking. Prior to joining DLJ in 1989, he was a founding member of the Insurance Investment Banking Group at Merrill Lynch in 1985.
Mr. Gormley previously served as a director of Carlile. He also serves or has served as a director of numerous public and private companies, including MidCap Financial, Universal American, Captive Resources, SKOPOS Financial, Edelman Financial, Permanent General, NewStar Financial, British Marine Holdings, Catlin Group and NACOLAH Holdings, among others. Mr. Gormley received a B.S.B.A. cum laude in Finance and Economics from the University of Denver and an M.B.A. from New York University. He is a resident of New York, New York. Mr. Gormley’s qualifications to serve on the Company’s board of directors include his experience as a director of Carlile and his experience as a director of other financial institutions.
Craig E. Holmes. Craig E. Holmes is a member of the Board of Directors of the Company, joining the board in February 2013. Mr. Holmes currently serves as President and Co-Chief Executive Officer of Global Power Equipment Group, Inc., an engineering, manufacturing and maintenance company. He also serves on the board of directors of Hobi International, Inc., a certified IT asset management company, joining the board in August 2009. He previously served as Senior Vice President of Global Power Equipment Group, Inc. from October 2015 to July 2017, Chief Financial Officer of Goodman Networks Incorporated, a telecommunications services company from December 2014 to March 2015 and as Chief Financial Officer of Sizmek, Inc., formerly Digital Generation, Inc., a global advertising campaign management company, from October 2012 until December 2014. Mr. Holmes also previously served as Executive Vice President and Chief Financial Officer of Quickoffice, Inc., a mobile software company, from 2011 to 2012, and provided advisory and consulting services to the board of directors and management and led the finance functions for Enfora, Inc., a global manufacturing and software development company, from 2009 to 2011. Prior to 2009, Mr. Holmes held executive positions at several public and private companies. Mr. Holmes was a partner at Arthur Andersen, a national public accounting firm, where he worked from 1982 to 1995. Mr. Holmes holds a Masters and BBA from Texas Tech University. He served on the University of Texas at Dallas

School of Management Board of Advisors from January 2003 to December 2009 and the Dallas Summer Musicals Board of Directors from December 2004 to January 2010. Mr. Holmes’ qualifications to serve on the Company’s board of directors include his extensive experience as chief financial officer of publicly traded companies, and his experience in finance, accounting and executive management and his experience as a director of the Company.
J. Webb Jennings, III. J. Webb Jennings, III is a member of the Board of Directors of the Company, joining the board in April 2014 in connection with the Company’s acquisition of BOH Holdings, Inc. and its subsidiary, Bank of Houston. Mr. Jennings founded Salt Investment Partners in January 2016 to focus on direct investing in lower, middle-market companies. He previously served as a vice president at Hancock Park Associates, a middle market private equity firm with offices in Houston, Texas, and Los Angeles, California, from 2007 to 2015. Mr. Jennings served on the Bank of Houston board of directors since that bank was formed in 2005 as well as the BOH Holdings board of directors. He currently serves on the boards of directors of Alloy Merchant Finance, Automation Technology, Inc., and a privately held, diversified investment company. Mr. Jennings also serves on the boards of directors of several Houston based charitable organizations and foundations. Mr. Jennings graduated with a B.A. from The University of Texas and an M.B.A. from Southern Methodist University. Mr. Jennings’ qualifications to serve on the Company’s board of directors include his extensive business experience in Houston and his experience as a director of BOH Holdings, Bank of Houston, and the Company.
Tom C. Nichols. Tom C. Nichols became a member of the Board of Directors of the Company in connection with the Company’s acquisition of Carlile on April 1, 2017. Mr. Nichols previously served as the Chairman and Chief Executive Officer of Carlile.
Mr. Nichols has acquired, merged, and sold banking organizations and other financial services companies for over 30 years. He began his banking career in 1969 as a bank examiner with the FDIC. From 1973 - 1976, he served in various banking capacities in Oklahoma, New Mexico and Texas. In 1976, Mr. Nichols joined Gerald J. Ford (Ford Bank Group) and from 1976 - 1994, was involved in buying and operating numerous banks in Texas and New Mexico. Mr. Nichols served Ford Bank Group as the President and Chief Operating Officer and later, Chairman, President and Chief Executive Officer of Ford’s lead bank, First National Bank of Lubbock. In 1993, Ford Bank Group merged with United New Mexico Financial Corporation forming First United Bank Group, at which time Mr. Nichols served as President and Chief Operating Officer. The Norwest Corporation acquired First United Bank Group in 1994 and Mr. Nichols served as Regional President of Norwest Bank Texas, N.A. from 1994 to 1995.
In 1996, Mr. Nichols formed State National Bancshares, Inc. (“SNBI”) and chartered its subsidiary, State National Bank, a de novo national banking association originally chartered in Lubbock, Texas. He recruited a number of other senior officers formerly with Ford Bank Group and United New Mexico to form the management team. From 1996 - 2005, SNBI completed 9 acquisitions and grew from a de novo in 1996 to assets of over $1.7 billion at the time of its acquisition by BBVA on January 3, 2007.
Mr. Nichols served as a member of the Board and Audit Committee of United New Mexico Financial Corporation from 1985 - 1988. He served as a Board member of the Texas Higher Education Coordinating Board and Chairman of the campus Planning Committee from 1992 - 1998. Mr. Nichols also served as a Director and member of the Audit Committee and Compensation Committees of BBVA-Compass USA from 2007 - 2009. Since 2005, Mr. Nichols has served as a Director and member of the Audit Committee and Compensation Committees of First Acceptance Corporation (FAC-NYSE).
Mr. Nichols holds a B.S. in Economics from Abilene Christian University. He is a resident of Colleyville, Texas. Mr. Nichols qualifications to serve on the Company’s board of directors include his previous service as Chairman of the Board, Chief Executive Officer and director of Carlile and his extensive experience as an executive officer and director of financial institutions.
Donald L. Poarch. Donald L. Poarch is a member of the Board of Directors of the Company, joining the board in April 2014 in connection with the Company’s acquisition of BOH Holdings, Inc. and its subsidiary, Bank of Houston. Mr. Poarch has been a partner and co-owner of The Sprint Companies since 1976. The Sprint Companies are a diverse group of approximately ten different companies operating throughout the Texas Gulf Coast area. He had been a member of the BOH Holdings board of directors since 2008, and its chairman since 2012, and he was a member of the Bank of Houston’s board of directors since 2005, and its chairman since 2012, until the BOH Holdings merger was completed in April 2014. In the past 25+ years, Mr. Poarch has bought, sold and grown more than twenty companies. Mr. Poarch currently serves on the boards of directors for Keep Houston Beautiful and the Houston Clean City Commission. Mr. Poarch attended The University of Texas at Austin and is currently active in various civic and charitable foundations. Mr. Poarch’s qualifications to serve on the Company’s board of directors include his extensive experience in the Houston business community and his experience as a director of BOH Holdings, Bank of Houston, and the Company.

G. Stacy Smith. G. Stacy Smith is a member of the Board of Directors of the Company, joining the board in February 2013. Mr. Smith is the Managing Partner of SCW Capital, L.P., a private equity hedge fund focusing on financial and energy sectors, a position he has held since August 2013. Mr. Smith is also co-founder and an active partner in Trinity Investment Group, which invests in private equity, public equity and hard assets. In addition, he serves as an advisor of EAW Energy Partners, an oil and gas minerals acquisition firm. In 1997, Mr. Smith co-founded Walker Smith Capital, a long/short equity hedge fund based in Dallas, Texas, and he served as portfolio manager of that firm for sixteen years. From 1994 through 1996, Mr. Smith was a co-founder and manager of Gryphon Partners, a long/short equity hedge fund focused on small and mid-cap domestic equities. He started his investment career as an energy analyst at Wasserstein Perella & Co., an international investment bank. Mr. Smith serves as a director of USD Partners, LP, a master limited partnership involved in the acquisition and development of energy related logistics assets, and WhiteHorse Finance, Inc., a closed end management investment company. He is a member of the Salesmanship Club of Dallas, an association of business professionals that supports local charitable organizations. Mr. Smith’s qualifications to serve on the Company’s board of directors include his extensive experience in overseeing the management of investment firms, his knowledge of the Texas banking market and his experience as a director of the Company.
Michael T. Viola. Michael T. Viola is a member of the Board of Directors of the Company, joining the board in February 2013. Mr. Viola currently serves as the President of the Viola family office, a position he has held since March 2016. As President of the family's investment office, Mr. Viola is responsible for overseeing the family's operating businesses, public and private investment portfolio, banking relationships, not-for-profit businesses and philanthropic work. Before joining the family investment office, Mr. Viola worked at Virtu Financial LLC (Virtu) from 2010 to 2016. While employed at Virtu, Mr. Viola held multiple roles, including operations, project management, and trading, where he worked as a senior trader focused on foreign exchange products and global commodities. Mr. Viola currently serves on the Board of Directors at Virtu Financial Inc, a leading technology-enabled market making company, Swift Air, a private charter airline, XRO Energy LLC, a private oil and gas company, and VersaMe Inc., a technology startup focused on early childhood education. Mr. Viola also serves on the board of The Viola Foundation, working to develop and deliver innovative programs in the education, national security, and faith based sectors. Mr. Viola is the son of the Company’s largest shareholder, Vincent Viola. Mr. Viola’s qualifications to serve on the Company’s board of directors include his knowledge of financial markets, his familiarity with the Company given his family’s ownership of Independent Bank over the past twenty-nine years, and his experience as a director of the Company.
Board Composition
The Company’s board of directors currently has twelve (12) members serving on the board. The number of directors may be changed only by resolution of the board of directors within the range set forth in the Company’s certificate of formation (unless the Company’s shareholders act to amend the authorized number of directors designated in the Company’s certificate of formation). The board of directors may increase the number of directors by two and fill these vacancies until the next annual meeting of shareholders. As discussed in greater detail below, the board of directors has affirmatively determined that ten of its twelve current directors qualify as independent directors under Rule 5605(a)(2) of the Nasdaq Stock Market Rules and the regulations of the SEC.
Classification of the Company’s Directors
In accordance with the terms of the Company’s amended and restated certificate of formation, the Company’s current board of directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered three-year terms as follows:

•	The Class I directors are Daniel W. Brooks, Craig E. Holmes, Tom C. Nichols, and G. Stacy Smith, and their terms will expire at the annual meeting of shareholders to be held in 2020;

•	The Class II directors are William E. Fair, Mark K. Gormley, Donald L. Poarch and Michael T. Viola, and their terms will expire at the annual meeting of shareholders to be held in 2018; and

•	The Class III directors are David R. Brooks, Douglas A. Cifu, Christopher M. Doody, and J. Webb Jennings, III, and their terms will expire at the annual meeting of shareholders to be held in 2019.

Board Leadership Structure
David R. Brooks currently serves as the Company’s Chairman of the Board, Chief Executive Officer and President. Mr. Brooks has served in both of these positions since the inception of the Company in 2002. Mr. Brooks’ primary duties are to lead the Company’s board of directors in establishing the Company’s overall vision and strategic plan and to lead the Company’s management in carrying out that plan. While the Company recognizes the inherent conflict of interest that arises when the positions are held by one person, the Company believes that the overall benefit of Mr. Brooks’ leadership in both roles outweighs any potential disadvantage of this structure. The Company’s lead independent director is Douglas A. Cifu who has served in this role since 2013. As lead independent director, Mr. Cifu serves as a liaison between the Chairman and the independent directors, presides over executive sessions of the independent directors, and consults with the Chairman on major corporate decisions.
The Company has also structured its management team to mitigate the corporate governance risk related to the dual positions held by David R. Brooks. Daniel W. Brooks, the Company’s Vice Chairman and Chief Risk Officer, is responsible for overseeing the Company’s credit function, the most important component of the Company’s operations. By having other executive officers with separate and distinct roles, the Company believes that it will obtain benefits similar to the benefits of having a separate Chairman and Chief Executive Officer.
Board Committees
In February 2013, the Company’s board of directors established standing committees at the Company level in connection with the discharge of its responsibilities. These committees include a Compensation Committee, a Corporate Governance and Nominating Committee, an Audit Committee and a Strategic Planning Committee.
In the future, the Company’s board of directors also may establish such additional committees as it deems appropriate, in accordance with applicable law and regulations and the Company’s certificate of formation and Bylaws.
Compensation Committee. The members of the Company’s Compensation Committee are William E. Fair (Chairman), G. Stacy Smith and J. Webb Jennings, III. The Company’s board of directors has evaluated the independence of each of the members of the Compensation Committee and has affirmatively determined that each meets the definition of an “independent director” under Nasdaq Global Select Market rules.
The Board has determined that each of the members of the Compensation Committee qualifies as a “nonemployee director” within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, or the Exchange Act, and an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended.
None of the directors who served on the Compensation Committee at any time during fiscal 2017 were officers or employees of the Company or were former officers or employees of the Company. Further, none of the directors who served on the Compensation Committee at any time during fiscal 2017 has any relationship with the Company requiring disclosure under “Certain Relationships and Related Transactions and Director Independence” under Item 13 below, other than William E. Fair, as described in that section. Finally, no executive officer of the Company serves, or in the past fiscal year has served, as a member of the compensation committee (or other board committee performing equivalent functions) of any entity that has one or more of its executive officers serving on the Company’s Compensation Committee.
In accordance with its charter, the Compensation Committee has the responsibility and authority of establishing the philosophy that underlies the Company’s executive compensation program, for establishing and implementing that program and for reviewing and setting the compensation of each of the Company’s named executive officers and other executive officers. The Company’s board of directors has directed the Compensation Committee, in accordance with its charter, to ensure that the Company’s executive compensation program is designed and executed in a manner necessary to reflect the Company’s executive compensation philosophy, to achieve the Company’s goals and objectives and is consistent with regulatory requirements. Specifically, the Compensation Committee has responsibility for, among other things:

•
Reviewing, monitoring and approving the Company’s overall compensation structure, policies and programs (including benefit plans) and assessing whether the compensation structure establishes appropriate incentives for the Company’s executive officers and other employees and meets the Company’s corporate objectives;

•	Determining the annual compensation of the Company’s named executive officers as noted in “Executive Compensation and Other Matters”;

•	Reviewing the Company’s executive officer compensation program and determining if:

•	Such program is appropriately linked to the Company’s short-term and long-term financial and other performance;

•
The interests of the Company’s executive officers are appropriately aligned with the interests of the Company’s shareholders or can be more appropriately aligned through greater equity ownership by the Company’s executive officers and by having a greater proportion of executive officer compensation tied to the Company’s financial and other performance; and

•
The base salaries and incentive compensation opportunities provided to the Company’s executive officers are competitive with those packages offered by other similarly situated and similarly performing financial institutions;

•	Addressing such other matters relating to the Company’s executive compensation program as it deems appropriate;

•	Reviewing the compensation decisions made by the Company’s named executive officers with respect to the Company’s other executive officers;

•
Overseeing the administration of the Company’s equity plans and other incentive compensation plans and programs and preparing recommendations and periodic reports to the Company’s board of directors relating to these matters; and

•	Handling such other matters that are specifically delegated to the Compensation Committee by the Company’s board of directors from time to time.

The Company’s Compensation Committee has adopted a written charter, which sets forth the committee’s duties and responsibilities. The charter of the Compensation Committee is available on the Company’s website at www.ibtx.com.
From time to time, the Compensation Committee may, by resolution of the Compensation Committee, delegate to one or more other committees of the board of directors of the Company separate but concurrent authority, to the extent specified in such resolution, to administer such plans with respect to employees of the Company and its subsidiaries and consultants who are not subject to the short-swing profit restrictions of Section 16(b) of the Exchange Act.
Since 2013, the Compensation Committee has engaged Johnson Associates, Inc. (“Johnson Associates”) as an independent compensation consultant. Johnson Associates has and continues to advise the Compensation Committee on a variety of matters regarding executive compensation, including compensation levels, incentive awards and plans, and performance awards and plans, and conducts analyses and performance measures when requested by the Compensation Committee. Other than its engagement through the Compensation Committee, Johnson Associates does not perform and has never performed any other services for the Company.
At the recommendation of the Compensation Committee, the Company’s board of directors adopted the 2015 Performance Award Plan, which was approved by the Company’s shareholders at the Company’s 2015 annual meeting. Pursuant to the 2015 Performance Award Plan, executive officers are eligible to receive cash and equity based performance awards based upon the achievement of goals related to the performance of the Company. At the end of each year, the Compensation Committee reviews the level of achievement of the pre-established performance goals. For 2017, the Company granted target awards based upon pre-tax net income. The 2017 awards are intended to qualify as deductible “performance based” compensation for federal income tax purposes.
Corporate Governance and Nominating Committee. The members of the Company’s Corporate Governance and Nominating Committee are Douglas A. Cifu (Chairman), Christopher M. Doody, Donald L. Poarch and Michael T. Viola. The Company’s board of directors has evaluated the independence of each of the members of the Corporate Governance and Nominating Committee and has affirmatively determined that each meets the definition of an “independent director” under Nasdaq Global Select Market rules and SEC regulations.
The Company’s Corporate Governance and Nominating Committee has responsibility for, among other things:

•
recommending persons to be selected by the Company’s board of directors as nominees for election as directors and to fill any vacancies on the Company’s board of directors; provided that if this Committee is not comprised solely of independent directors under the Nasdaq Global Select Market rules, the Committee shall make its recommendations to the independent members of the Company’s board of directors, who, in turn, shall nominate persons to be selected by the Company’s board of directors as nominees for election as directors and to fill any vacancies on the Company’s board of directors;

•	monitoring the function of the Company’s standing committees and recommending any changes, including the creation or elimination of any committee;

•	developing, reviewing and monitoring compliance with the Company’s corporate governance guidelines;

•	reviewing and approving all related person transactions for potential conflicts of interest situations on an ongoing basis;

•	reviewing annually the composition of the Company’s board of directors as a whole and making recommendations; and

•	handling such other matters that are specifically delegated to the Corporate Governance and Nominating Committee by the Company’s board of directors from time to time.

The Company’s Corporate Governance and Nominating Committee has adopted a written charter, which sets forth the committee’s duties and responsibilities. The charter of the Corporate Governance and Nominating Committee is available on the Company’s website at www.ibtx.com.
In carrying out its functions, the Corporate Governance and Nominating Committee has developed the following qualification criteria for all potential nominees for election, including incumbent directors, board nominees and shareholder nominees:

•	integrity and high ethical standards in the nominee’s professional life;

•	sufficient educational and professional experience, business experience or comparable service on other boards of directors to qualify the nominee for service on the Company’s board of directors;

•	evidence of leadership and sound judgment in the nominee’s professional life;

•	whether the nominee is well recognized in the community and has a demonstrated record of service to the community;

•	a willingness to abide by any published code of conduct or ethics for the Company; and

•	a willingness and ability to devote sufficient time to carrying out the duties and responsibilities required as a member of the Company’s board of directors.

The Corporate Governance and Nominating Committee evaluates potential nominees for the Company’s board of directors to determine if they have any conflicts of interest that may interfere with their ability to serve as effective board members and determines whether they are “independent” in accordance with Nasdaq Global Select Market rules and SEC regulations (to ensure that, at all times, at least a majority of the Company’s directors are independent). Although the Company does not have a separate diversity policy, the committee considers the diversity of the Company’s directors and nominees in terms of knowledge, experience, skills, expertise and other demographics that may contribute to the board of directors.
Prior to nominating or, if applicable, recommending to the independent members of the Company’s board of directors, an existing director for re-election to the board of directors, the Corporate Governance and Nominating Committee will consider and review the following attributes with respect to each existing director:

•	attendance and performance at meetings of the Company’s board of directors and the committees on which such director serves;

•	length of service on the Company’s board of directors;

•	experience, skills and contributions that the existing director brings to the Company’s board of directors;

•	independence and any conflicts of interest; and

•	any significant change in the director’s status, including the attributes considered for initial membership on the Company’s board of directors.

Director Nominations. The Company’s board of directors does not have a policy with respect to the consideration of any director candidates recommended by shareholders. All recommended candidates will be considered by the Corporate Governance and Nominating Committee of the board of directors for nomination in light of the attributes specified in this section.
A notice of a shareholder to make a nomination of a person for election as a director of the Company must be made in writing and received by the Corporate Secretary of the Company (i) in the event of an annual meeting of shareholders, not more than one hundred twenty (120) days and not less than ninety (90) days in advance of the anniversary date of the immediately preceding annual meeting; provided, however, that in the event that the annual meeting is called on a date that is not within thirty (30) days before or after such anniversary date, notice by the shareholder in order to be timely must be so received not later than the close of business on the fifteenth (15) day following the day on which notice of the date of the annual meeting was mailed or public disclosure of the date of the annual meeting was made, whichever first occurs; or (ii) in the event of a special meeting of shareholders, such notice shall be received by the Corporate Secretary not later than the close of business on the fifteenth (15) day following the day on which notice of the meeting is first mailed to shareholders or public disclosure of the date of the special meeting was made, whichever first occurs.
Every such notice by a shareholder must set forth:
(i)    the name and residence address of the shareholder of the Company who intends to make a nomination or bring up any other matter;

(ii)    a representation that the shareholder is a holder of the Company’s voting stock (indicating the class and number of shares owned) and intends to appear in person or by proxy at the meeting to make the nomination or bring up the matter specified in the notice;
(iii)    with respect to notice of an intent to make a nomination for the election of a person as a director of the Company, a description of all arrangements or understandings among the shareholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the shareholder; and
(iv)    with respect to an intent to make a nomination, such other information regarding each nominee proposed by such shareholder as would have been required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission had each nominee been nominated by the board of directors of the Company.
At the meeting of shareholders, the Chairman shall declare out of order and disregard any nomination or other matter not presented in accordance with these requirements.
The shareholder must also submit the nominee’s consent to be elected and to serve. The board of directors may require any nominee to furnish any other information that may be needed to determine the eligibility and qualifications of the nominee. Any recommendations in proper form received from shareholders will be evaluated in the same manner that potential nominees recommended by directors or management are evaluated.
Director Nominee Agreements. In connection with the Company’s acquisition of Carlile, effective April 1, 2017, the Company entered into nominee agreements with Tom C. Nichols, Trident IV PF Depositary Holdings, LLC and Trident IV Depositary Holdings, LLC (together, these entities, “Trident”) and LEP Carlile Holdings, LLC (“LEP”) whereby Mr. Nichols, Trident and LEP would have certain continuing rights to propose nominees to the Company’s board of directors and maintain certain representation on the board. Under his agreement, Mr. Nichols has certain continuing rights to be a board nominee to the Company’s board of directors. Under his agreement and provided that Mr. Nichols continues to satisfy the Company’s governance and ethics policies, the Company is required to nominate and recommend Mr. Nichols for election as a Class I director of the Company, and the Company, as the sole shareholder of Independent Bank, is required to elect Mr. Nichols as a director of Independent Bank. If Mr. Nichols no longer beneficially owns at least 50% of the aggregate number of shares of common stock of the Company that he received in the Company’s acquisition of Carlile, then upon the written request of the Company’s board, Mr. Nichols will resign from the Company’s board and the Company will have no further obligations to nominate and recommend Mr. Nichols for election to the Company’s board.
Under the agreements with Trident and LEP, those investors each have the right to designate one person as a nominee to serve on the Company’s board during the term of their agreements. Mr. Doody is currently the designee of Trident, and Mr. Gormley is currently the designee of LEP. Provided that these individuals continue to satisfy the Company’s governance and ethics policies, the Company is obligated to nominate and recommend Mr. Gormley as a Class II director and Mr. Doody as a Class III director. Trident and LEP have the right to appoint substitute representatives in certain circumstances. If either Trident or LEP no longer beneficially own at least 50% of the aggregate number of shares of the Company common stock that they received in the Company’s acquisition of Carlile, then upon the written request of the Company’s board, such investor will cause their nominee to resign from the Company’s board and the Company will have no further obligation to nominate and recommend such investor’s nominee for election to the Company’s board. As of the date of this proxy statement, Trident and LEP each beneficially own more than 5% of the outstanding common stock of the Company. The board is currently comprised of twelve directors, and Messrs. Nichols, Doody and Gormley, as the three former Carlile related nominees, constitute 25% of the Company’s board members. Each of Messrs. Nichols, Doody and Gormley will receive the same compensation and indemnification as the Company’s other nonemployee directors.
Audit Committee. The members of the Company’s Audit Committee are Craig E. Holmes (Chairman), Mark K. Gormley and G. Stacy Smith. The Company’s board of directors has evaluated the independence of each of the members of the Audit Committee and has affirmatively determined that (i) each of the members meets the definition of an “independent director” under Nasdaq Global Select Market rules, (ii) each of the members satisfies the additional independence standards under applicable SEC rules for audit committee service and (iii) each of the members has the ability to read and understand fundamental financial statements. In addition, the board of directors has determined that Mr. Holmes also qualifies as a financial expert and has the required financial sophistication due to his experience and background, which Nasdaq Global Select Market rules require at least one such Audit Committee member have.

The Company’s Audit Committee has responsibility for, among other things:

•	selecting and reviewing the performance of the Company’s independent auditors and approving, in advance, all engagements and fee arrangements;

•	reviewing the independence of the Company’s independent auditors;

•	reviewing actions by management on recommendations of the independent auditors and internal auditors;

•	meeting with management, the internal auditors and the independent auditors to review the effectiveness of the Company’s system of internal controls and internal audit procedures;

•	reviewing the Company’s earnings releases and reports filed with the SEC;

•	reviewing reports of bank regulatory agencies and monitoring management’s compliance with recommendations contained in those reports; and

•	handling such other matters that are specifically delegated to the Audit Committee by the Company’s board of directors from time to time.

The Company’s Audit Committee has adopted a written charter, which sets forth the committee’s duties and responsibilities. The charter of the Audit Committee is available on the Company’s website at www.ibtx.com.
Strategic Planning Committee. The members of the Strategic Planning Committee are G. Stacy Smith (Chairman), David R. Brooks, William E. Fair, and Tom C. Nichols. The Company’s board of directors has evaluated the independence of each of the members of the Strategic Planning Committee and has affirmatively determined that Mr. Nichols, Mr. Smith and Mr. Fair meet the definition of an “independent director” under the Nasdaq stock market rules. Mr. Brooks does not meet the definition of “independent director” under the Nasdaq Global Select Market rules because he is an executive officer of the Company.
The Company’s Strategic Planning Committee has responsibility for, among other things:

•	establishing plans for the growth of the Company, including organic growth plans and strategic acquisitions;

•	identifying new market areas;

•	identifying new management candidates to enhance product and geographic expansion;

•	identifying acquisition targets and developing plans to pursue acquisitions of such identified targets; and

•	reviewing capital and financing levels, financial partners, and ensuring continued access to capital and financing.

The Company’s Strategic Planning Committee has adopted a written charter, which sets forth the committee’s duties and responsibilities. The charter of the Strategic Planning Committee is available on the Company’s website at www.ibtx.com.
Code of Conduct; Code of Ethics for Chief Executive Officer and Senior Financial Officers
The Company has a Code of Conduct in place that applies to all of the Company’s directors, officers and employees. The Code of Conduct sets forth the standard of conduct that the Company expects all of the Company’s directors, officers and employees to follow, including the Company’s Chief Executive Officer and Chief Financial Officer. In addition, the Company has a Code of Ethics for the Chief Executive Officer and Senior Financial Officers that applies to each of the Company’s senior executive and senior financial officers, including the Company’s Chief Executive Officer and Chief Financial Officer, principal accounting officer and controller, and sets forth specific standards of conduct and ethics that the Company expects from such individuals in addition to those set forth in the Code of Conduct. The Company’s Code of Conduct and the Company’s Code of Ethics for the Chief Executive Officer and Senior Financial Officers is available on the Company’s website at www.ibtx.com. The Company expects that any amendments to the Code of Conduct or the Code of Ethics for the Chief Executive Officer and Senior Financial Officers, or any waivers of their respective requirements, will be disclosed on the Company’s website, as well as any other means required by Nasdaq Global Select Market rules or the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance
Based solely on its review of the copies of such report forms received by it with respect to fiscal year 2017, the Company believes that all filing requirements applicable to its directors, executive officers and persons who own more than 10% of a registered class of the Company’s equity securities have been timely complied with in accordance with Section 16(a) of the Exchange Act, except for the following late filings:

•
Filing made by Daniel W. Brooks in connection with common stock received on January 1, 2017 pursuant to a stock issuance under the Company's 2012 Grant Plan. The Form 4 was filed with the SEC on February 22, 2017.

•
Filing made by Michelle S. Hickox in connection with common stock received on May 1, 2017 pursuant to a stock issuance under the Company's 2012 Grant Plan. The Form 4 was filed with the SEC on May 9, 2017.

•
Filing made by Brian E. Hobart in connection with common stock received on January 1, 2017 pursuant to a stock issuance under the Company's 2012 Grant Plan. The Form 4 was filed with the SEC on February 22, 2017.

ITEM 11. EXECUTIVE COMPENSATION
The individuals who served as the Company’s Chief Executive Officer and Chief Financial Officer during 2017, as well as the Company’s four other most highly compensated executive officers for 2017, are collectively referred to as the Company’s “named executive officers.”

EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Overview of Compensation Program
The Compensation Committee of the Board is responsible for making recommendations to the Board relating to the compensation of the Company’s Chairman of the Board, Chief Executive Officer and President, the other named executive officers, and the directors. William E. Fair, J. Webb Jennings, III, and G. Stacy Smith, each of whom the Board has determined to be an independent director, as defined in the Nasdaq Global Select Market rules and SEC regulations, serve on the Compensation Committee.
This discussion and analysis describes the components of the Company’s compensation program for its named executive officers and describes the basis on which the Compensation Committee made its 2017 compensation determinations with respect to the named executive officers of the Company.
Role of Executives in Establishing Compensation
The Compensation Committee, either as a committee or together with the other independent directors of the Company, make all recommendations to the Board with respect to the compensation of the Company’s executive officers, including the named executive officers, which the Board then reviews and, if satisfactory, approves. The Chairman of the Board, Chief Executive Officer and President provides input regarding the performance of the other named executive officers and makes recommendations for compensation amounts payable to the other named executive officers. The Compensation Committee evaluates the Chairman of the Board, Chief Executive Officer and President’s performance in light of the Company’s goals and objectives relevant to his compensation. The Chairman of the Board, Chief Executive Officer and President is not involved with any aspect of determining his own pay.
Compensation Committee Activity
When reviewing named executive officer compensation, the Compensation Committee and the Board review all elements of current and historic compensation for each named executive officer. The Compensation Committee also makes recommendations to the Board as to all stock grants to the named executive officers made pursuant to the Company’s equity incentive plans.
Objectives/Philosophy
The Company has compensated the Company’s named executive officers through a mix of base salary, cash incentive bonuses, restricted stock grants and other benefits, including to a limited extent, perquisites. The Company believes the current mix of these compensation elements and the amounts of each element provide the Company’s named executive officers with compensation that is reasonable, competitive within the Company’s markets, appropriately reflects the Company’s performance and their particular contributions to that performance, and takes into account applicable regulatory guidelines and requirements. Each of the Company’s named executive officers is also an officer of Independent Bank and has substantial responsibilities in connection with the day-to-day operations of Independent Bank. As a result, each named executive officer devotes a substantial majority of his or her business time to the operations of Independent Bank, and the compensation he or she receives is paid largely to compensate that named executive officer for his or her services to Independent Bank.
The Compensation Committee’s philosophy is to provide a compensation package that attracts and retains executive talent, provides rewards for superior performance and produces consequences for underperformance. It is also the Compensation Committee’s practice to provide a balanced mix of cash and equity-based compensation that the committee believes appropriate to mitigate risk and align the short and long-term interests of the Company’s executives with that of the Company’s shareholders and to encourage executives to participate and perform as equity owners of the Company.

We believe that to attract and retain the quality of executive talent necessary to achieve our long-term strategic business goals, we must offer a competitive compensation package to our executives. The Compensation Committee seeks to attract executive talent by offering competitive base salaries, annual performance incentive opportunities, and long-term awards under the Company’s long-term incentive programs (including restricted stock grants under our equity incentive plan). When considering pay decisions for our named executive officers, we generally target a range of the median to the 75th percentile of the market for total compensation. While applying no specific formula or weighting of each factor, we also consider the executive’s scope of responsibilities, skills and experience, overall Company performance and the Board of Directors’ evaluation of the executive’s individual performance. Based on our business strategy and the results we expect from our executives, we attempt to blend their compensation pay between short and long-term pay as well as the mix of cash and equity compensation. We believe the design of our compensation programs and the amounts paid have been and continue to be appropriate and reasonable. We continually review our programs to ensure they are aligned with our business objectives and shareholder interests.
The Compensation Committee measures the Company’s senior management compensation levels with comparable compensation levels in industry benchmark studies and peer group data. We use survey data to benchmark our executive positions to those at other banking institutions with total asset size similar to ours. In each of the last four years, the Compensation Committee engaged Johnson Associates to conduct an independent third party executive compensation review and provide analyses, conclusions and recommended considerations for the key executives of the Company. The review included an analysis of the total direct compensation (base salary, annual incentives, long-term incentives and perquisites), plus an assessment of the competitiveness of the Company’s incentive compensation, based on asset size, geography and operations, as compared to a peer group of companies and published survey data from similarly sized companies in the banking industry. The peer group companies considered by the Compensation Committee were as follows:

Texas Capital Bancshares	CVB Financial
Sterling Bancorp	Bancfirst
Home Bancshares	S&T Bancorp
Bank of the Ozarks	Opus Bank
First Financial Bankshares	Simmons First National Corp
LegacyTexas (Viewpoint)	Community Bank System
Eagle Bancorp	South State Bank
Pinnacle Financial Partners	Florida Community Bank

It is the Compensation Committee’s practice to provide incentives that promote both the short and long-term financial objectives of the Company. To motivate our executives to achieve our strategic business goals, we offer the opportunity to earn the targeted level of pay through incentive compensation that correlates to the Company’s short and long-term performance. These incentives are based on financial and investment metrics underlying Company performance, including net income, loan and deposit growth, credit quality, return on equity and tangible book value. Annual bonuses reward achievement of short-term objectives based on the Company’s operational business plan that are established to encourage our executives to make decisions currently that promote shareholder value. Long-term incentive programs encourage executives to focus on the Company’s long-term strategic goals, which are catalysts to drive shareholder value, while accomplishing a high rate of retention of our executives. Our compensation program also accounts for individual performance, which enables the Compensation Committee to differentiate among executives and emphasize the link between personal performance and compensation.
Compensation Policies and Practices and the Company’s Risk Management
The Compensation Committee and the Board have reviewed the compensation policies and practices for all employees and does not believe that any risks arise from the Company’s compensation policies and practices for the Company’s executive officers and other employees that are reasonably likely to have a material adverse effect on the Company’s operations, results of operations or financial condition.
Elements of Compensation
The following is a summary of the elements of compensation provided to our Chief Executive Officer and other members of senior management. Further details and disclosures of each of these elements can be found in the tabular disclosures that follow.

Base Salary. Base salaries paid to our executives are intended to competitively compensate them for the experience and skills needed to perform their current roles, as well as reward their prior individual performance. We seek to provide our senior management with a level of assured cash compensation in the form of base salary that reflects their professional status, accomplishments and experience.
The base salaries of the Company’s named executive officers are reviewed annually by the Compensation Committee as part of the Company’s performance review process as well as upon the promotion of an executive officer to a new position or another change in job responsibility. In establishing base salaries for the Company’s named executive officers for 2017 and prospectively for 2018, the Compensation Committee, relied on external market data obtained from outside sources, including Johnson Associates, the Compensation Committee’s compensation consultant, and the Independent Bankers Association of Texas and other banking industry trade groups. In addition to considering the information obtained from such sources, the Compensation Committee, has considered:

•	each named executive officer’s scope of responsibility;

•	each named executive officer’s years of experience;

•	the types and amount of the elements of compensation to be paid to each named executive officer;

•
the Company’s financial performance and performance with respect to other aspects of the Company’s operations, such as the Company’s growth, asset quality, profitability and other matters, including the status of the Company’s relationship with the banking regulatory agencies; and

•	each named executive officer’s individual performance and contributions to the Company’s performance, including leadership, team work and community service.

As part of this process, the Compensation Committee reviews the Johnson Associates peer group analysis and identifies the market median base salary. The Compensation Committee then reviews the Company’s financial performance, comparing performance metrics of the Company described above to the same performance metrics of the peer group companies. The Compensation Committee significantly weighs the extent to which the Company out performs or under performs the peer group companies in its review of named executive officer compensation.
Following its review, the Compensation Committee makes recommendations to the Company’s board of directors, which reviews the recommendation and sets the annual salaries for the named executive officers. The Compensation Committee met in December 2017 and approved base salaries for 2018 for the named executives as follows: Mr. David R. Brooks-$725,000; Ms. Michelle S. Hickox-$325,000; Mr. Daniel W. Brooks-$425,000; Mr. Brian Hobart-$400,000; and Mr. James. C. White-$310,000.
Annual Incentive Bonus. The Company typically has paid a cash bonus and made grants of restricted shares of Company common stock under the Company’s 2013 Equity Incentive Plan, or Equity Incentive Plan, to its named executive officers. The Compensation Committee uses annual incentive cash and stock awards to recognize and reward those named executive officers who contribute meaningfully to the Company’s performance for the year. The Compensation Committee has, within its sole discretion, determined whether such cash bonuses will be paid for any year and the amount of any bonus paid as well as determined whether stock awards will be granted for any year and the number of any restricted shares granted and the vesting of such awards. In determining whether to pay annual cash bonuses and make stock awards, the Compensation Committee establishes performance goals for the Company and the executive officer at the beginning of the year and then reviews the Company’s and the executive’s performance at the end of the year to determine the extent to which the pre-established goals have been obtained. Performance measures used by the Compensation Committee in establishing performance goals have included such factors as:

•	the overall financial soundness of the Company (asset quality, risk controls, balance sheet/capital management);

•	the Company’s organic loan growth and growth through strategic acquisitions;

•	the Company’s profitability (earnings growth and operating efficiencies);

•	the executive’s role in the Company’s achievement of target percentage increases in growth and profitability;

•
the executive’s role in specific strategic and operational functions, such as successful implementation of the Company’s acquisition strategy, overall management of financial reporting, and supervision of the Company’s credit function; and

•	the personal performance of the executive officer and contributions to the Company’s performance for the year, including leadership, team work and community service.

The Compensation Committee also reviews external market data in weighting achievement of performance goals and applies market medians to the level of performance in setting the cash and stock awards. The Compensation Committee also establishes performance measures and sets applicable performance targets for each performance measure with respect to performance-based cash incentive and equity incentive awards under the 2015 Performance Award Plan.
Specifically, the goals for executive officers were based upon the Company’s overall performance in executing the Company’s key strategic initiatives, which are organic growth, growth through acquisitions, increased profitability and improved efficiency, maintenance of excellent credit quality and enhancement of shareholder value. The successful execution of these strategies are measured by organic loan and deposit growth, completion of strategic acquisitions, net income, efficiency ratios, asset quality and regulatory capital ratios, earnings per share, return on equity, tangible book value, and the payment of a dividend. Mr. David Brooks’ goals for 2017 were based upon all of these metrics. Mr. Dan Brooks’ goals for 2017 were weighted toward asset quality metrics (nonperforming assets to total assets ratio, nonperforming loans to total loans ratio and charge offs as a percentage of total loans). Mr. Hobart’s goals for 2017 were weighted toward organic loan growth and maintaining appropriate diversification of the overall loan portfolio (commercial real estate, commercial and industrial, etc.). Ms. Hickox’s goals for 2017 were weighted toward earnings performance (net income, net interest margin and efficiency ratio). Mr. White’s goals for 2017 were weighted toward operating efficiency metrics. For 2017, the maximum award of cash and stock for senior management of the Company was 200% of the executive’s base salary. In 2017, the metrics set for the named executive officers were those believed to be generally controllable by the respective named executive officer and which the Compensation Committee believed would result in increased shareholder value if achieved. Based on the achievement of the performance criteria in 2017, Mr. David Brooks earned 200% of his base salary, Ms. Hickox earned 100% of her base salary, Mr. Daniel Brooks earned 125% of his base salary, Mr. Hobart earned 121.33% of his base salary, and Mr. White earned 96.49% of his base salary. While the performance goals drive the bonus plan and executive awards, the Compensation Committee retains discretion to adjust payouts of the awards based on the performance of the Company, including audit regulatory compliance and community service and the individual officer performance, as deemed appropriate. The Compensation Committee met in December 2017 to establish the specific goals for the named executive’s 2018 bonus. Such goals were based on similar criteria as established in 2017.
We presently offer restricted stock grants under the Equity Incentive Plan approved by shareholders in 2013. The purpose of our Equity Incentive Plan is to attract, motivate, retain and reward high quality executives and other employees, officers, directors, consultants and other persons who provide services to the Company or its related entities by enabling such persons to acquire or increase an ownership interest in the Company in order to strengthen the mutuality of interests between such persons and the Company’s shareholders, and providing such persons with long term performance incentives to expend their maximum efforts in the creation of shareholder value. We continue to review this program to ensure that this form of equity compensation will drive our executives toward successful long-term business results. Grants made under the Equity Incentive Plan typically vest over a three or five year period, commencing on the first anniversary of the grant.Unvested restricted stock granted under the Equity Incentive Plan vest immediately upon the occurrence of a change of control event. Unvested awards granted under the Equity Incentive Plan expire should the officer be terminated with cause, as defined in the Equity Incentive Plan. Restricted stock grants awarded under the Equity Incentive Plan are not assignable or transferable by a grantee.
Generally, the Compensation Committee, based in part on discussions with the Company’s Chairman of the Board, Chief Executive Officer and President, determines the amount of restricted stock awards that are part of the annual incentive bonuses. In January, 2018, the Company granted key employees, including the named executive officers disclosed herein, an aggregate of 90,462 shares of restricted stock, which vest over three years (38,962 shares) and five years (51,500 shares). Restricted stock grants are also made from time to time in connection with the employment or retention of officers. These restricted stock grants typically vest over five years and are based upon market conditions, past and/or expected performance of the officer, and retention considerations. Grantees are required to sign confidentiality, nonsolicitation and noncompetition agreements in connection with receipt of the restricted stock grants to preclude actions detrimental to the Company.
The Compensation Committee does not award restricted stock grants during any black-out period under our insider trading policy. We do not release material, nonpublic information for the purpose of affecting the value of executive compensation, nor do we award restricted stock grants to executives in coordination with the release of material, nonpublic information. Moreover, under our insider trading policy, executive officers, directors and immediate family members of the Company may not buy or sell our stock during a trading period beginning fifteen days before the end of a fiscal quarter until two business days following the release of quarterly earnings information. Trading by directors and executive officers of the Company is also prohibited during designated periods when they possess material, nonpublic information about the Company.
On January 31, 2016 and 2017, each nonemployee director (other than directors Doody, Gormley and Nichols who became directors on April 1, 2017) received 907 and 481 restricted stock grants, respectively (see “Director Compensation” on page 98). These nonemployee director grants vest over a three year period from the date of grant.

Restricted Stock-related Payments. Under the Company’s stock grant plans in effect until April 2013, the Company agreed to pay to the holders of restricted stock granted by the Company a cash amount equal to 25% of the then fair market value of any shares vesting within thirty days after those shares vest. The Company pays that amount to provide the holder of vested shares a source of funds to pay the federal income taxes due with respect to compensation income recognized upon the vesting of the shares. See footnote 4 to the "Summary Compensation Table" on page 94.
Independent Bank Group 401(k) Profit Sharing Plan. The Independent Bank Group 401(k) Profit Sharing Plan, or the 401(k) Plan, is designed to provide retirement benefits to all eligible full-time and part-time employees. The 401(k) Plan provides employees the opportunity to save for retirement on a tax-favored basis. The Company’s named executive officers, all of whom were eligible to participate in the 401(k) Plan during 2017, 2016 and 2015, may elect to participate in the 401(k) Plan on the same basis as all other employees. Employees may defer from 1% to 100% of their compensation to the 401(k) Plan up to the applicable Internal Revenue Service limit. The Company matches from 50% to 100% of an employee’s annual contribution to the 401(k) Plan, depending on the employee’s years of service with the Company, up to a total of 6% per annum of the employee’s eligible salary. The Company makes its matching contributions in cash, and that contribution is invested according to the employee’s current investment allocation. Beginning in 2014, the 401(k) Plan permits investments in Company common stock. The Company made contributions to its named executive officers’ accounts in the 401(k) plan in 2017, 2016 or 2015 in varying amounts depending on the amounts of the contributions made by the named executive officers to their respective 401(k) Plan accounts.
The Company does not maintain any defined benefit plan, actuarial benefit plan, supplemental executive retirement plan or deferred compensation plan for the Company’s named executive officers or any other employees. Moreover, the Company has no plan, agreement and other arrangement with any of the Company’s named executive officers relating to the payments of any amounts upon the retirement of such named executive officer from employment with the Company or any other separation from service with the Company.
Executive Employment Agreement, Award Agreements and Potential Payments Upon a Change in Control. The Company does not have employment agreements with any of the Company’s named executive officers other than Mr. James C. White, Executive Vice President and Chief Operations Officer of the Company. The other named executive officers of the Company identified herein are employees “at will” of the Company. The compensation that the Company pays to its named executive officers is determined at the discretion of the Company’s board of directors based upon the Compensation Committee’s recommendation.
Mr. White’s employment agreement with the Company is for an indefinite term and may be terminated by either party at any time on thirty days’ prior written notice. The agreement provides for Mr. White to receive a salary of $265,000 per annum and to be eligible to receive an annual incentive bonus if he and the Company attain pre-established performance goals for the year in question. The annual bonus amount will be determined by the Company’s board of directors based on its review of the extent to which the annual performance goals have been attained. The target amount of the annual bonus is approximately 50% of Mr. White’s annual base salary, with any bonus paid being payable 65% in cash and 35% in restricted shares of the Company common stock that will vest if Mr. White remains employed by the Company for three years after the restricted shares are awarded. Mr. White’s employment agreement also provided for the grant of 12,000 restricted shares of Company common stock to Mr. White that will fully vest if Mr. White remains employed by the Company for five years after their grant.
In connection with the issuance of the shares of restricted stock the Company issued to the Company’s executive officers and certain senior officers of Independent Bank pursuant to the Equity Incentive Plan, the Company requires that each recipient of an award enter into an award agreement that includes noncompetition and nonsolicitation covenants. Each such agreement provides that the award recipient will not compete with the Company for a specified period following the termination of his or her employment with the Company or Independent Bank. Competition for such purposes is defined to include such person acting as an officer, director, manager or employee of, or a consultant to, any bank holding company, bank or other financial institution conducting banking operations in the Company’s market areas in the State of Texas. The periods for which such competition is prohibited is two years for David R. Brooks, one year for each of Daniel W. Brooks, Michelle S. Hickox, Brian E. Hobart and James C. White and three months for those award recipients who are senior officers of Independent Bank. The various award recipients also agree not to solicit other employees or customers of the Company or Independent Bank. The nonsolicitation period for the Company’s executive officers is one year following the termination of their employment with the Company or Independent Bank. The nonsolicitation period for officers of Independent Bank is set by the Compensation Committee for each officer and ranges from three months to one year following termination of employment.

The Company has entered into Change in Control Agreements (the “Change in Control Agreements”) with David R. Brooks, Chairman, Chief Executive Officer and President, Daniel W. Brooks, Vice Chairman and Chief Risk Officer, Brian E. Hobart, Vice Chairman and Chief Lending Officer, and Michelle S. Hickox, Executive Vice President and Chief Financial Officer , and James C. White, Executive Vice President and Chief Operations Officer, (each individually, the “Executive”). Each of the Change in Control Agreements provides, among other things, that if, within twelve months following the occurrence of a Change in Control of the Company (see below), (a) the Company terminates the Executive’s employment without Cause (see below) or the Executive terminates his or her employment for Good Reason (see below) and (b) the Executive signs and allows to become effective a general release of all known and unknown claims in favor of the Company and its affiliates, then (i) the Executive will be entitled to a lump sum cash payment in an amount equal to three times the sum, for David R. Brooks, or two times the sum, for Daniel W. Brooks, Brian E. Hobart, Michelle S. Hickox and James C. White, of (x) the Executive’s current annual base salary, plus (y) the Executive’s target total annual bonus for the year of termination, (ii) all of Executive’s unvested grants of restricted stock will become vested and will no longer be subject to restriction or forfeiture, and (iii) Executive shall continue to be a participant in the Independent Bank Survivor Benefit Plan such that, upon Executive’s death and provided certain thresholds are met, the Company will pay to the Executive’s beneficiary, as a survivor benefit, a single lump sum cash payment equal to the Executive’s annual base salary in effect on the date of the termination of the Executives’ employment. Each of the Change in Control Agreements provides further that the amount of payments and benefits payable to the Executive is subject to reduction to the extent necessary to ensure that such amount does not constitute a “parachute payment” as defined in Section 280G of the Internal Revenue Code of 1986, as amended.
We believe our Change in Control Agreements are conservative when compared to the competitive market. We view them as necessary to ensure the continued focus of our executives on making the appropriate strategic decisions for the Company even if the decision involves a change in control.
As used in the Change in Control Agreements, a “Change in Control” is defined as one or more of the following:

•
the acquisition by any person or entity of beneficial ownership of 50% or more of either (a) the then outstanding shares of common stock of the Company (the “Outstanding Company Common Stock”) or (b) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the “Outstanding Company Voting Securities”); provided, that the following shall not constitute a Change of Control: (w) any acquisition directly from the Company, (x) any acquisition by the Company, (y) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any of its subsidiaries, or (z) any acquisition by any corporation pursuant to a transaction which complies with the Change in Control Exceptions (defined below);

•
During any period of 2 consecutive years (not including any period prior to February 21, 2013) individuals who constituted the Board on February 21, 2013 (the “Incumbent Board”) cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to February 21, 2013 whose election, or nomination for election by the Company’s shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a person or entity other than the Board;

•
Consummation of a reorganization, merger, statutory share exchange or consolidation or similar corporate transaction involving the Company or any of its subsidiaries, a sale or other disposition of all or substantially all of the assets of the Company, or the acquisition of assets or stock of another entity by the Company or any of its Subsidiaries (each a “Business Combination”), in each case, unless, following such Business Combination, (A) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than 50% of, respectively, the then outstanding shares of Common Stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the entity resulting from such Business Combination (including a corporation that as a result of such transaction owns the Company or all or substantially all of the Company’s assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Business Combination of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (B) no person (excluding any employee benefit plan (or related trust) of the Company or such entity resulting from such Business Combination) beneficially owns, directly or indirectly, 50% or more of, respectively, the then outstanding shares of common stock of the entity resulting from such Business Combination or the combined voting power of the then outstanding voting securities of such entity except to the extent that such ownership existed prior to the Business Combination and

(C) at least a majority of the members of the Board of Directors or other governing body of the entity resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the Board, providing for such Business Combination (collectively, clauses (a), (b) and (c) are referred to as “Change in Control Exceptions”); or

•	Approval by the shareholders of the Company of a complete liquidation or dissolution of the Company.

As used in the Change in Control Agreements, “Cause” means termination of an employee due to any of the following after the Company provides notice to the employee by the Company, specifying such Cause with reasonable particularity, and giving the employee 30 days from the receipt thereof in which to cure the act or omission complained of, unless the act or omission of its very nature cannot be cured:

•	material act of self-dealing between the Company and the employee which is not disclosed in full to, and approved by, the Board;

•	deliberate falsification by the employee of any records or reports;

•	fraud on the part of the employee against the Company or any of its subsidiaries or affiliates;

•	theft, embezzlement or misappropriation by the employee of any funds of the Company, or conviction of any felony;

•
execution of any document transferring, or creating any material lien or encumbrance on, any material property of the Company, not in the ordinary course of business, without authorization of the Board;

•	engagement by the employee in inappropriate behavior which is found by the Company after due investigation to be sexual harassment or assault;

•	declaration by an independent medical authority that the employee is addicted to drugs or alcohol; or

•	any recommendation or suggestion by any bank regulatory authority that the employee’s employment must be terminated.

As used in the Change in Control Agreements, “Good Reason” means termination by an employee due to any of the following after the employee has provided written notice to the Company of the existence of the circumstances alleged to constitute Good Reason and the Company has had at least 30 days from the date on which such notice is provided to cure such circumstances (if the employee does not terminate his or her employment within 90 days of the first occurrence of such circumstances, the employee is deemed to have waived his or her right to terminate for Good Reason with respect to such circumstances):

•
the assignment to the employee of any duties or responsibilities, other than in connection with a promotion, inconsistent in any material respect with employees position (including status, offices, titles and reporting relationships), authority, duties or responsibilities in effect immediately prior to a Change in Control, or any other action by the Company which results in a material diminution in such position, authority, duties or responsibilities, excluding for this purpose an isolated, insubstantial and inadvertent action not taken in bad faith and which is remedied by the Company promptly following receipt of notice thereof given by the employee;

•	a reduction in the executive’s compensation and benefits which were in effect immediately prior to a Change of Control;

•	the material breach by the Company of any provision of the Change in Control Agreement applicable to the employee; or

•	the requirement that the employee’s principal place of employment be based at a location further than 30 miles from the Company’s principal office immediately prior to the Change in Control.

Each Change in Control Agreement expires three years following the date on which such agreement was executed. Unless previously terminated, upon the expiration of the term thereof, each Change in Control Agreement will renew for successive one-year renewal terms provided that the Company’s Compensation Committee explicitly reviews such agreement and expressly approves each extension within a 90-day period prior to the end of such initial or renewal term. Each Change in Control Agreement automatically terminates without further action by the Company if the employee’s employment is terminated: by the Company for Cause or upon the employee’s death or disability or voluntarily by the employee without Good Reason.
Under the Change in Control Agreements, the Company is not obligated to make any payment to the employees subject to such agreements if any such payments or benefits to the employee would constitute a “golden parachute payment” as defined in 12 CFR §359 unless such payment can be made in compliance with such regulation. The Company is obligated to use commercially reasonable efforts to obtain any regulatory approvals required to enable it to make such payments under the applicable Change in Control Agreement.

In addition to the amounts payable under the Change in Control Agreements, the Company’s Equity Incentive Plan generally provides that, upon a Change in Control satisfying the requirements of such plan, all restrictions, deferrals of settlement and forfeiture conditions applicable to shares of restricted stock granted under such plan will lapse and such shares will be deemed fully vested as of the time of the Change in Control, except with respect to grants subject to the achievement of performance goals that the successor entity assumes or for which the successor entity provides a substitute (pursuant to the terms and conditions of such plan).
Benefits and Perquisites. The Company’s named executive officers are eligible to participate in the same benefit plans designed for all of the Company’s full-time employees, including health, dental, vision, disability and basic group life insurance coverage. The Company does not provide the named executive officers with any health and welfare benefits that are not generally available to its other employees. The Company also provides its employees, including its named executive officers, with a 401(k) plan to assist its employees, including its named executive officers, in planning for retirement and securing appropriate levels of income during retirement. The purpose of the Company’s employee benefit plans is to help the Company attract and retain quality employees, including executives, by offering benefit plans similar to those typically offered by the Company’s competitors. None of the perquisites or benefits paid or provided to any of the Company’s named executive officers exceeded $25,000 in amount for 2017, 2016 or 2015.
Insurance Premiums. Independent Bank maintains bank-owned life insurance policies with respect to certain of the Company’s named executive officers. Although Independent Bank is the named beneficiary of each of those policies, the Company has agreed with each of those named executive officers that if the officer dies while employed by Independent Bank, the Company will pay such named executive officer’s estate an amount equal to the amount of that officer’s salary for the year in which his or her death occurs out of the benefits Independent Bank receives under such policy.
Say on Pay. The 2018 annual meeting of shareholders will include the Company’s first advisory “say-on-pay” proposal. It is expected that, in the future, the Compensation Committee will incorporate results of this advisory vote as one of many factors considered in connection with the discharge of its responsibilities.
Deductibility of Compensation. Section 162(m) of the Code generally limits the deductibility of compensation paid by a public company during a tax year to its chief executive officer and its other three most highly compensated executive officers for that tax year. Under Section 162(m) of the Code, the annual compensation paid to any of these specified executives will be deductible only to the extent that it does not exceed $1,000,000. However, under Section 162(m) of the Code qualifying performance-based compensation, including income from stock options and other performance based awards, may be deductible if the conditions of Section 162(m) are met. Although deductibility of compensation is preferred, tax deductibility is not a primary objective of the Company’s compensation programs. The Company believes that achieving its objectives under the compensation philosophy set forth above is more important than the benefit of tax deductibility. The Company reserves the right to maintain flexibility in how it compensates its executive officers that may result in limiting the deductibility of amounts of compensation from time to time.
For 2017, the Committee evaluated a variety company performance measures relating to profitability, growth, risk and strategic direction. The Committee did not believe it was appropriate or beneficial to shareholders to establish specific formulas and weighting to fund incentives. Therefore, compensation in excess of $1 million for 2017 may not be tax deductible.
BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION
Notwithstanding anything to the contrary set forth in any of the Company’s previous or future filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act that might incorporate the information in this Item 11. Executive Compensation or future filings with the SEC, in whole or in part, the following report of the Compensation Committee shall not be deemed to be incorporated by reference into any such filing.
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussion, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in Item 11. Executive Compensation of the Company’s Annual Report on Form 10 K.
The Compensation Committee

William E. Fair (Chairman)
J. Webb Jennings, III
G. Stacy Smith

Summary Compensation Table
The following table sets forth information regarding the compensation paid to each of the Company’s named executive officers for 2017, 2016 and 2015.

Name and Position	Year	Salary(1)	Bonus(2)	Stock Awards(3)	All Other Compensation(4)	Total

David R. Brooks, Chairman,	2017	$700,000	$750,000	$398,382	$61,534	$1,909,916
Chief Executive Officer and President(5)	2016	650,000	670,000	307,505	50,888	1,678,393
	2015	650,000	335,000	340,095	41,636	1,366,731

Michelle S. Hickox, Executive Vice	2017	$300,000	$200,000	$99,626	$86,277	$685,903
President and Chief Financial Officer	2016	275,000	200,000	81,385	24,070	580,455
	2015	265,000	100,000	80,022	12,850	457,872

Daniel W. Brooks, Vice Chairman and	2017	$400,000	$350,000	$149,409	$104,504	$1,003,913
Chief Risk Officer	2016	375,000	350,000	99,481	38,974	863,455
	2015	375,000	175,000	100,028	34,622	684,650

Brian E. Hobart, Vice Chairman and	2017	$375,000	$330,000	$124,486	$117,740	$947,226
and Chief Lending Officer	2016	350,000	330,000	90,448	51,390	821,838
	2015	350,000	165,000	90,041	38,612	643,643

James C. White, Executive Vice President	2017	$285,000	$175,000	$49,782	$39,909	$549,691
and Chief Operating Officer(6)	2016	165,625	100,000	417,360	15,512	698,497

(1)	The amounts shown in this column represent salaries earned during the fiscal year shown.

(2)	The amounts of bonuses for each year shown were cash bonuses earned for that year, but that were paid in the following fiscal year.

(3)
The market values of the outstanding stock awards presented as of December 31, 2017, 2016 and 2015, are based on the market value of the Company’s common stock on the date of the grant which was $62.15 on January 31, 2017, $29.91 on January 29, 2016, and $31.21 on January 30, 2015. The grants awarded for each year shown were based upon the Company's and the executive's performance for the prior year.

(4)
Includes 401(k) contributions, health and welfare benefits, restricted stock related payments, insurance premiums and certain perquisites and other benefits. None of these individual components of All Other Compensation exceeded $25,000 in 2016 or 2015. In 2017, the Company made payments related to payroll taxes on restricted stock vesting for Daniel W. Brooks ($68,876), Brian E. Hobart ($68,033) and Michelle S. Hickox ($60,011).

(5)	Mr. Brooks became President of the Company on October 3, 2016.

(6)
Mr. White joined the Company as Chief Operations Officer effective April 21, 2016 and the salary shown for 2016 was received for the portion of that year in which he was employed by the Company. Such salary accrued at a rate of $265,000 per annum. As a result of Mr. White being an executive officer of the Company for only 2017 and 2016, only his compensation for 2017 and 2016 is disclosed above. The market value of the outstanding stock awards presented for Mr White as of December 31, 2016 are based on the market value of the Company’s common stock on the date of the grant which was $34.78 on May 16, 2016.

Grants of Plan-Based Awards
The Compensation Committee grants restricted stock awards periodically. In 2017, restricted stock grants encompassing 104,962 shares of the Company’s common stock under the Equity Incentive Plan were granted to certain officers of which Mr. David Brooks, Ms. Hickox, Mr. Daniel Brooks, Mr. Hobart and Mr. White received 6,410, 1,603, 2,404, 2,003, and 801, respectively. In 2016, restricted stock grants encompassing 88,220 shares of common stock under the Equity Stock Plan were granted to certain officers of which Mr. David Brooks, Ms. Hickox, Mr. Daniel Brooks, Mr. Hobart and Mr. White received 10,281, 2,721, 3,326, 3,024, 12,000, respectively. In 2015, restricted stock grants encompassing 106,124 shares of common stock under the Equity Stock Plan were granted to certain officers of which Mr. David Brooks, Ms. Hickox, Mr. Daniel Brooks and Mr. Hobart received 10,897, 2,564, 3,205, 2,885, respectively.

The following table discloses information related to restricted stock grants as of December 31, 2017:

Name	Grant Date							All other stock awards: Number of shares of stock or units (#)(1)	All other option awards: Number of securities underlying options (#)	Exercise Price or base price of option awards ($/sh)	Grant date fair value of stock and option awards ($)(2)
		Estimated future payout under nonequity incentive plan awards			Estimated future payouts under equity incentive plan awards
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
David R. Brooks	January 31, 2017	—	—	—	—	—	—	6,410	—	—	$398,382
	January 29, 2016	—	—	—	—	—	—	10,281	—	—	307,505
	January 30, 2015	—	—	—	—	—	—	10,897	—	—	340,095
Michelle S. Hickox	January 31, 2017	—	—	—	—	—	—	1,603	—	—	99,626
	January 29, 2016	—	—	—	—	—	—	2,721	—	—	81,385
	January 30, 2015	—	—	—	—	—	—	2,564	—	—	80,022
Daniel W. Brooks	January 31, 2017	—	—	—	—	—	—	2,404	—	—	149,109
	January 29, 2016	—	—	—	—	—	—	3,326	—	—	99,481
	January 30, 2015	—	—	—	—	—	—	3,205	—	—	100,028
Brian E. Hobart	January 31, 2017	—	—	—	—	—	—	2,003	—	—	124,486
	January 29, 2016	—	—	—	—	—	—	3,024	—	—	90,448
	January 30, 2015	—	—	—	—	—	—	2,885	—	—	90,041
James C. White	January 31, 2017	—	—	—	—	—	—	801	—	—	49,782
	May 16,2016	—	—	—	—	—	—	12,000	—	—	417,360

(1)	Represents awards under the Equity Incentive Plan. Each award vests one-third at the end of one year, two-thirds at the end of two years and in full at the end of three years.

(2)
Calculated by multiplying the restricted stock grant shares by the grant date fair value of $62.15 on January 31, 2017, $29.91 on January 29, 2016, $34.78 on May 16, 2016 and $31.21 on January 30, 2015.

The Company has not granted any stock option or nonequity incentive plan awards (for example, stock appreciation rights or phantom stock awards).

Outstanding Equity Awards at Fiscal Year-end
The following table provides information regarding outstanding unvested stock awards held by the named executive officers as of December 31, 2017. The then outstanding stock awards were shares of restricted stock subject to forfeiture provisions that expire on the fifth anniversary of the date of grant (for awards made in connection with the Company’s initial public offering in 2013 or in connection with the date of employment) or the third anniversary of the date of the grant (for awards made in subsequent years unrelated to the Company’s initial public offering) so long as the holder of the shares remains employed by the Company or Independent Bank on that date.

	Stock Awards under the Equity Incentive Plan as of December 31, 2017
Name	Number of Shares of Stock that have not Vested(1)	Market Value of Shares of Stock that have not Vested(2)

David R. Brooks	22,017	$1,488,349
Daniel W. Brooks	8,251	557,768
Michelle S. Hickox	5,872	396,947
Brian E. Hobart	7,221	488,140
James C. White	10,401	703,108
(1)    The following table shows the dates on which the shares of restricted stock shown in the table above vest, i.e., the date on which the forfeiture provisions expire as to the shares of restricted stock held by each of the Company’s named executive officers:

Name	Vesting Dates	Number of Shares to Vest
David R. Brooks	January 31, 2018	9,196
	April 8, 2018	5,120
	January 31, 2019	5,564
	January 31, 2020	2,137

Daniel W. Brooks	January 31, 2018	2,979
	April 8, 2018	2,560
	January 31, 2019	1,910
	January 31, 2020	802

Michelle S. Hickox	January 31, 2018	2,296
	April 8, 2018	1,600
	January 31, 2019	1,441
	January 31, 2020	535

Brian E. Hobart	January 31, 2018	2,637
	April 8, 2018	2,240
	January 31, 2019	1,676
	January 31, 2020	668

James C. White	January 31, 2018	267
	May 16, 2018	2,400
	January 31, 2019	267
	May 16, 2019	2,400
	January 31, 2020	267
	May 16, 2020	2,400
	May 16, 2021	2,400

(2)
The market values for the outstanding stock awards presented as of December 31, 2017, are based on a fair market value of the Company’s common stock of $67.60 per share as of December 31, 2017, which was the closing sale price of the Company’s common stock on the Nasdaq Global Select Market on such date.

Potential Payments upon Termination or Change in Control
The following table summarizes the estimated payments to be made under each named executive officer’s change in control agreement described above. For the purposes of the quantitative disclosure in the following table, and in accordance with SEC regulations, the Company has assumed that the change in control took place on December 31, 2017, and that the price per share of its common stock was the closing market price as of that date, $67.60.

Name	Cash(1)	Equity(2)	Pension/ NQDC	Perquisites/ Benefits	Tax Reimbursement	Other(3)	Total
David R. Brooks	$6,375,000	$1,488,349	$—	$—	$—	$—	$7,863,349
Daniel W. Brooks	1,850,000	557,768	—	—	—	—	2,407,768
Brian E. Hobart	1,710,000	488,140	—	—	—	—	2,198,140
Michelle S. Hickox	1,250,000	396,947	—	—		—	1,646,947
James C. White	1,170,000	703,108	—	—	—	—	1,873,108

(1)
Cash amounts that would be paid under the Company’s existing change in control agreements upon a change in control and a qualifying termination or termination for good reason using base salary information for 2018 and the amount of the named executive officers’ 2017 annual incentive bonus.

(2)
Estimates of the value that would have been recognized by our executive officers as result of the accelerated vesting of the shares of restricted stock held by such executive officers assuming a change in control occurred on December 31, 2017. The estimated value was calculated by multiplying the number of unvested shares of restricted stock held by the applicable executive officer by the closing price of our common shares on December 31, 2017, which was $67.60. The actual amounts to be paid out can only be determined at the time of such change in control.

(3)
Other benefits for each executive officer, except for James C. White, include continued participation in Independent Bank’s BOLI Plan. Under this plan, if (i) an executive dies before reaching age 65 and (ii) Independent Bank actually receives sufficient proceeds from a life insurance policy insuring the life of such executive, then Independent Bank shall pay to such executive’s designated beneficiary, as a survivor benefit, a single lump sum cash payment equal to such executive’s annual base salary in effect on the date of the termination of such executive’s employment with Independent Bank within 30 days after such executive’s death.

Chief Executive Officer Compensation
The compensation that the Company paid David R. Brooks, the Company’s Chairman and Chief Executive Officer, was reviewed and determined by the Compensation Committee. The compensation paid reflects the Compensation Committee’s view of Mr. Brooks’ continuing contribution to the success of the Company’s operations. That compensation, including Mr. Brooks’ salary for 2017 and his cash bonus and equity awards for 2017, are intended to compensate Mr. Brooks for his successful leadership of the Company and Independent Bank and management of their operations, as reflected by the Company’s growth in assets, deposits and net income, the expansion of the Company’s markets, the maintenance of the Company’s strong asset quality and credit culture despite volatile economic conditions during 2017, and the successful negotiation of the Carlile acquisition.

Director Compensation
The following table sets forth information regarding 2017 compensation for those of the Company’s directors during 2017 who were not named executive officers of the Company for 2017:
Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards(1)	All Other Compensation	Total
Douglas A. Cifu	$50,000	$29,894	$—	$79,894
Christopher M. Doody	45,000	—	—	$45,000
William E. Fair	50,000	29,894	—	$79,894
Mark K. Gormley	45,000	—	—	$45,000
Craig E. Holmes	55,000	$29,894	—	$84,894
J. Webb Jennings III	45,000	$29,894	—	$74,894
Tom C. Nichols	45,000	—	—	$45,000
Donald L. Poarch	45,000	$29,894	—	$74,894
G. Stacy Smith	50,000	$29,894	—	$79,894
Michael T. Viola	45,000	$29,894	—	$74,894

(1)	Reflects awards granted for service in 2017 calculated by multiplying the restricted stock grant shares by the grant date fair value of $62.15 on January 31, 2017.

During 2017, each of the Company’s nonmanagement directors received a cash retainer of $45,000 and, (except for Mr. Doody, Mr. Gormley, and Mr. Nichols, who became directors on April 1, 2017), an award of shares of restricted stock under the 2013 Equity Incentive Plan with a market value of $29,894, for their service as a director, . In addition, the chairman of the Audit Committee of the Company’s board of directors received an additional cash retainer of $10,000 and the chairmen of the Company’s Compensation Committee, Corporate Governance and Nominating Committee and Strategic Planning Committee received an additional cash retainer of $5,000 for their service in those roles. The Company’s directors were reimbursed for the reasonable out-of-pocket expenses they incur in connection with their service as directors, including travel costs to attend the meetings of the board of directors and committees. The Company’s directors who were also the Company’s named executed officers did not receive fees or other compensation for their service as directors of the Company. Mr. David R. Brooks and Mr. Daniel W. Brooks, who are directors and executive officers of the Company, do not receive any compensation in their capacity as directors of the Company.
Compensation Committee Interlocks and Insider Participation
During 2017, no executive officer of the Company served as (1) a member of a compensation committee (or other Board committee performing equivalent functions or, in the absence of any such committee, the entire Board) of another entity, one of whose executive officers served on the Company’s Compensation Committee, (2) a director of another entity, one of whose executive officers served on the Company’s Compensation Committee or (3) a member of the compensation committee (or other Board committee performing equivalent functions or, in the absence of any such committee, the entire Board) of another entity, one of whose executive officers served as a director of the Company. In addition, none of the members of the Compensation Committee (a) was an officer or employee of the Company or any of its subsidiaries in 2017, (b) was formerly an officer or employee of the Company or any of its subsidiaries or (c) had any relationship that required disclosure under “Certain Relationships and Related Transactions,” except as is disclosed under such section for William E. Fair.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of February 26, 2018, by (1) directors and named executive officers of the Company, (2) each person who is known by the Company to own beneficially 5% or more of the Company’s common stock and (3) all directors and named executive officers as a group. Unless otherwise indicated, based on information furnished by such shareholders, management of the Company believes that each person has sole voting and dispositive power over the shares indicated as owned by such person.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage Beneficially Owned(2)
Directors and Executive Officers:
David R. Brooks	898,816(3)	3.2%
Daniel W. Brooks	109,008(4)	*
Brian E. Hobart	116,924(5)	*
Michelle S. Hickox	24,506	*
James C. White	14,248	*
James P. Tippit	6,404	*
Douglas A. Cifu	101,621	*
Christopher M. Doody	606(6)	*
William E. Fair	216,273(7)	*
Mark K. Gormley	606(8)	*
Craig E. Holmes	12,666	*
J. Webb Jennings, III	38,956	*
Tom C. Nichols	206,733(9)	*
Donald L. Poarch	129,351(10)	*
G. Stacy Smith	165,757(11)	*
Michael T. Viola	23,765	*
All Directors and Executive Officers as a Group (16 persons)	2,066,240(12)	7.3%
Principal Shareholders:
Vincent J. Viola	4,443,839(13)	15.6%
LEP Carlile Holdings, LLC	1,546,796(8)(14)	5.5%
Wellington Management Group LLP	1,540,321(15)	5.4%

*	Indicates ownership that does not exceed 1%.

(1)
The address of the persons shown in the foregoing table who are beneficial owners of more than 5% of the common stock are as follows: Vincent J. Viola, 900 3rd Avenue 29th Floor, New York, New York 100222; LEP Carlile Holdings, LLC, 650 Madison Avenue, 21st Floor, New York, New York 10022; and Wellington Management Group, LLP, c/o Wellington Management Company LLP, 280 Congress Street, Boston, Massachusetts 02210.

(2)
Ownership percentages reflect the ownership percentage assuming that such person, but no other person, exercises all warrants to acquire shares of our common stock held by such person that are currently exercisable. The ownership percentage of all executive officers and directors, as a group, assumes that all 16 persons, but no other persons, exercise all warrants to acquire shares of our common stock held by such persons that are currently exercisable. The percentages are based upon 28,345,755 shares issued and outstanding as of February 26, 2018.

(3)
Of these shares, 795,546 are held of record by David R. Brooks and 80,000 shares are held of record by trusts for his children of which he and his wife are trustees. Mr. Brooks holds warrants to purchase 23,270 shares, which are included in his total shares, and 150,000 of Mr. Brooks’ shares are pledged as security for bank loans.

(4)	Includes warrants to purchase 4,656 shares and 40,000 shares pledged as security for bank loans.

(5)	Includes warrants to purchase 4,218 shares and 22,222 shares pledged to secure bank loans.

(6)
Mr. Doody is a Principal of Stone Point Capital LLC, which manages Trident IV, L.P. and Trident IV Professionals Fund, L.P., the respective owners of Trident IV Depository Holdings LLC and Trident IV PF Depository Holdings LLC, which entities directly and collectively own 1,322,378 shares of Company common stock. Mr. Doody disclaims beneficial ownership with respect to the shares of Company common stock owned by these entities.

(7)
Includes 202,536 shares held of record by William E. Fair and 7,919 shares held of record by an IRA of which he is beneficiary. Mr. Fair holds warrants to purchase 5,818 shares which are included in his total shares, and 124,658 shares pledged as security for bank loans.

(8)
Mr. Gormley may be deemed to be the indirect beneficial owner of shares owned by LEP Carlile Holdings, LLC. Mr. Gormley disclaims beneficial ownership of such shares, except to the extent of his or its pecuniary interest therein, if any. See Footnote 14, below.

(9)
Includes 205,352 shares held of record by Tom C. Nichols and 1,381 shares held of record by his wife, Lynda Nichols. 192,461 of the shares held by Tom C. Nichols are subject to a Voting and Lock Up Agreement dated November 21, 2016 between the Company and Tom C. Nichols which restricts the transfer of those shares until April 1, 2018, without the prior written consent of the Company.

(10)
Of these shares, 120,000 shares are held of record by Poarch Family Limited Partnership, of which Mr. Poarch is the President of its General Partner, Donald L. Poarch, Inc., and 9,351 shares are held of record by Donald Poarch.

(11)	Of these shares, 90,757 shares are held of record by G. Stacy Smith, and 75,000 shares are held of record by SCW Capital LP, of which Mr. Smith is a principal.

(12)	Includes warrants to purchase 37,962 shares.

(13)	Includes warrants to purchase 93,091 shares.

(14)
According to a Schedule 13D/A, filed December 7, 2017, with the SEC by LEP Carlile Holdings, LLC, these shares are directly owned by LEP Carlile Holdings, LLC, a Delaware limited liability company. The members of LEP Carlile Holdings are Thomas H. Lee, Lee Equity Partners Realization Fund, L.P., a Delaware limited partnership, Lee Equity Strategic Partners Realization Fund, L.P., a Delaware limited partnership, and LEP Carlile Co-Investor Group I, LLC, a Delaware limited liability company (collectively, the “Funds”). Mr. Gormley is a member and equity owner of the general partner of the Funds. All these shares are subject to a Voting and Lock Up Agreement, dated November 21, 2016 between LEP Carlile Holdings, LLC and the Company which restricts the transfer of these shares until April 1, 2018, without the prior written consent of the Company.

(15)
According to a Schedule 13G filed by Wellington Management Group LLP with the SEC on February 8, 2018, as the holding company for Wellington Group Holdings LLP, Wellington Investment Advisors LLP and Wellington Management Global Holdings, Ltd. These shares are owned of record by clients of the following investment advisors (collectively, the Wellington Investment Advisors): Wellington Management Company LLC, Wellington Management Canada LLC, Wellington Management Singapore Pte Ltd, Wellington Management Hong Kong Ltd, Wellington Management International Ltd., Wellington Management Japan Pte Ltd and Wellington Management Australia Pty Ltd. Wellington Investment Advisors Holdings LLP controls directly, or indirectly through Wellington Management Global Holdings, Ltd., the Wellington Investment Advisers; Wellington Investment Advisors Holdings LLP is owned by Wellington Group Holdings LLP; Wellington Group Holdings LLP is owned by Wellington Management Group LLP.

There are no arrangements currently known to us, the operation of which may at a subsequent date result in a change in control of the Company.
The Company’s policies prohibit directors and executive officers from holding shares of Company common stock in a margin account. This prohibition recognizes the risk that directors or executives may be forced to sell shares to meet a margin call, which could negatively impact the Company’s stock price and may violate insider trading laws and policies. However, the Company’s policies do not prohibit the pledge of shares of Company common stock by directors or executive officers to secure personal indebtedness. The indebtedness incurred by directors and executive officers who have pledged their shares is indebtedness incurred to purchase Company common stock or for personal reasons and is not part of a hedging strategy to immunize the director or executive officer from economic exposure with respect to the Company’s common stock. Further, the pledge of shares typically does not result in a forced sale by the director or executive officer in the event of default on the loan. Rather, upon default, other arrangements typically are made such as the pledge of additional collateral to secure the loan. Ultimately, if suitable arrangements cannot be made and if the loan remains in default, the lender may foreclose upon and take ownership of the pledged shares. The lender may or may not sell the foreclosed shares. Presumably, the lender would sell the foreclosed shares only under circumstances that would maximize the value of the foreclosed shares. For these reasons, the pledge of shares does not present the same risks as holding shares in a margin account, and the Company believes that the pledging of shares of Company common stock by directors and executive officers does not present undue risk to the Company or its shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Related Person Transaction Review Policy
The Company has adopted a formal written policy concerning related party transactions. A related party transaction is a transaction, arrangement or relationship or a series of similar transactions, arrangements or relationships in which the amount involved exceeds $120,000, in which the Company or one of the Company’s consolidated subsidiaries participates (whether or not the Company or the subsidiary is a direct party to the transaction), and in which a director, nominee to become a director, executive officer or employee of the Company or one of the Company’s consolidated subsidiaries or any of his or her immediate family members or any entity that any of them controls or in which any of them has a substantial beneficial ownership interest has a direct or indirect material interest, or in which any person who is the beneficial owner of more than 5% of the Company’s voting securities or a member of the immediate family of such person has a direct or indirect material interest. A copy of the Company’s policy may be found on the Company’s website at www.ibtx.com.
The Company’s policy requires the Company’s Corporate Governance and Nominating Committee to ensure that the Company maintains an ongoing review process for all related party transactions for potential conflicts of interest and requires that the Corporate Governance and Nominating Committee pre-approve any such transactions or, if for any reason pre-approval is not obtained, to review, ratify and approve or cause the termination of such transactions. The Company’s Corporate Governance and Nominating Committee evaluates each related party transaction for the purpose of recommending to the disinterested members of the Company’s board of directors whether the transaction is fair, reasonable and permitted to occur under the Company’s policy, and should be pre-approved or ratified and approved by the Company’s board of directors.

Relevant factors considered relating to any approval or ratification include the benefits of the transaction to the Company, the terms of the transaction and whether the transaction will be or was on an arm’s-length basis and in the ordinary course of the Company’s business, the direct or indirect nature of the related party’s interest in the transaction, the size and expected term of the transaction and other facts and circumstances that bear on the materiality of the related party transaction under applicable law and listing standards. Related party transactions entered into, but not approved or ratified as required by the Company’s policy concerning related party transactions, will be subject to termination by us or the relevant subsidiary, if so directed by the Company’s Corporate Governance and Nominating Committee or the Company’s board of directors, taking into account factors as deemed appropriate and relevant. Lending and other banking transactions in the ordinary course of business and consistent with the insider loan provisions of Regulation O of the Board of Governors of the Federal Reserve System are not treated as related party transactions under this policy and, instead, these transactions are monitored and approved, if necessary, by Independent Bank’s board of directors. In addition, any transaction in which the rates or charges are determined by competitive bids are not subject to approval under the policy.
The Company’s directors, officers, beneficial owners of more than 5% of the Company’s voting securities and their respective associates were customers of and had transactions with the Company in the past, and additional transactions with these persons are expected to take place in the future. All outstanding loans and commitments to loan with these persons were made in the ordinary course of business, were made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Company or Independent Bank and did not involve more than the normal risk of collectibility or present other unfavorable features. All such loans are approved by Independent Bank’s board of directors in accordance with bank regulatory requirements. Similarly, all certificates of deposit and depository relationships with these persons were made in the ordinary course of business and involved substantially the same terms, including interest rates, as those prevailing at the time for comparable depository relationships with persons not related to the Company or Independent Bank.
Related Person Transactions
The following is a description of certain transactions in which the Company participated in 2017 or is currently proposed and in which one or more of the Company’s directors, executive officers or beneficial holders of more than 5% of the Company’s capital stock, or their immediate family members or entities affiliated with them, had or will have a direct or indirect material interest.
IBG Aircraft. IBG Aircraft Company III, a subsidiary of Independent Bank, or IBG Aircraft, owns an airplane. The Company and Independent Bank use the airplane to facilitate the travel of the Company’s and Independent Bank’s executives for corporate purposes related to the Company’s business. Independent Bank uses the aircraft to facilitate the travel of Independent Bank employees to and from Independent Bank’s locations across Texas and Colorado. David R. Brooks elects to receive a portion of his cash bonus in the form of personal use of the aircraft. Under this arrangement, the Compensation Committee establishes the cash bonus for Mr. Brooks. Mr. Brooks is then charged a rate per flight hour for use of the aircraft (computed on an hourly basis and including fuel, maintenance reserves and other operating costs) as established by an aviation committee, a joint committee of the Company’s and Independent Bank’s boards of directors comprised of David R. Brooks, William E. Fair and David Wood. This amount is then charged against Mr. Brook’s bonus amount, reducing the cash portion of the bonus awarded to Mr. Brooks. The Compensation Committee and the Corporate Governance and Nominating Committee have reviewed and approved this arrangement, and the Company believes that this arrangement is in compliance with third party regulations established by bank regulatory agencies.
Branch Lease. Independent Bank leases its Woodway Branch in Waco from Waco Fairbank Realty, Ltd., of which William E. Fair, one of the Company’s directors, is a limited partner. Independent Bank pays rent for this 5,462 square foot facility, at the rate of $27.50 per square foot, or $150,204 annually, from 2016 - 2018, $29.00 per square foot, or $158,400 annually, from 2018 - 2021, and $30.60 per square foot plus an amount based upon the increase in consumer price index, or approximately $167,136 annually, from 2021 - 2026. Additionally, in March 2011, Independent Bank sold a 2,000 square foot office building to Mr. Fair’s IRA. Independent Bank had previously foreclosed on the building and was holding it as other real estate, or ORE. The purchase price was $200,000. Independent Bank had marketed the property with two separate real estate agents that produced offers from unrelated parties for less than $200,000. Mr. Fair’s IRA also paid the closing costs. As part of the transaction, Independent Bank loaned Mr. Fair’s IRA $150,000 at a fixed interest rate of 5.50%. Principal and interest is payable monthly on the basis of fifteen years with a balloon payment that was initially due in May 2016. In December 2011, the loan was modified to lower the interest rate to 4.75% and to extend the maturity date to December 2016. In December 2016, the loan was modified to extend the maturity date to January 1, 2025 and changed the interest rate to be the floating Wall Street Journal prime rate (4.5% at December 31, 2017). The largest outstanding principal balance of the loan in 2017, was $102,310 on January 1, 2017, and the outstanding principal balance of the loan at February 26, 2018, was $90,674. The amount of principal and interest paid by Mr. Fair’s IRA in 2017 was $9,821 and $3,734, respectively. The Company believes that these arrangements are at least as favorable to Independent Bank as could have been arranged with unrelated third parties and are in compliance with third party regulations for transactions with directors and their affiliates established by bank regulatory agencies.
Director Independence
Under the rules of the Nasdaq Global Select Market, independent directors must comprise a majority of the Company’s board of directors. The rules of the Nasdaq Global Select Market, as well as those of the SEC, also impose several other requirements with respect to the independence of directors.
The Company’s board of directors has evaluated the independence of its members based upon the rules of the Nasdaq Global Select Market and the SEC. Applying these standards, the board of directors has affirmatively determined that, with the exception of David R. Brooks and Daniel W. Brooks, each of the Company’s directors set forth under Item 10. Directors, Executive Officers and Corporate Governance is an independent director, as defined under the applicable rules. The board of directors determined that each of David R. Brooks and Daniel W. Brooks does not qualify as an independent director because of his position as an executive officer of the Company and Independent Bank.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees Paid to Independent Registered Public Accounting Firm
The Audit Committee has reviewed the following audit and nonaudit fees that the Company has paid to RSM US LLP for 2016 and 2017 for purposes of considering whether such fees are compatible with maintaining the auditor’s independence. The policy of the Audit Committee is to pre-approve all audit and nonaudit services performed by RSM US LLP before the services are performed, including all of the services described under “Audit Fees,” “Audit Related Fees,” “Tax Fees” and “All Other Fees” below.
Audit Fees. Estimated fees billed for service rendered by RSM US LLP for the reviews of the Company’s quarterly reports filed on Form 10-Q, the audit of the consolidated annual financial statements of the Company and services provided for other SEC filings were $486,500 and $697,600 for 2016 and 2017, respectively.
Audit-Related Fees. Aggregate fees billed for all audit-related services rendered by RSM US LLP were $26,000 and $27,500 for 2016 and 2017, respectively. Such services consist of an audit of the Company’s 401(k) plan.
Tax Fees. Aggregate fees billed for permissible tax services rendered by RSM US LLP consisted of $1,850 and $0 for 2016 and 2017, respectively. These services consist of tax strategy services, assistance in responding to an audit of federal income tax returns, and local tax compliance services.
All Other Fees. Aggregate fees billed for all other services rendered by RSM US LLP consisted of $53,173 and $0 for 2016 and 2017, respectively. Such other services consist of a Fair Lending review in 2016.
Audit Committee Pre-Approval Policy
The Audit Committee has established a policy and related procedures regarding the pre-approval of all audit, audit-related and nonaudit services to be performed by the Company’s independent auditors. The Audit Committee will approve the maximum aggregate amount of the costs that may be incurred under a general pre-approval of certain audit services. Any proposed audit services for which the cost to the Company would exceed these levels or amounts, or services that have not received general pre-approval, requires specific pre-approval by the Audit Committee.
The term of any general pre-approval is twelve (12) months from the stated date of pre-approval, unless the Audit Committee considers a different period and specifically states otherwise. The Audit Committee annually reviews and pre-approves the services, and the associated cost levels or budgeted amounts, that may be provided by its independent auditor without obtaining specific pre-approval from the Audit Committee. The Audit Committee adds to or subtracts from the list of general pre-approved services from time to time, based on subsequent determinations.
In addition to the annual audit services engagement approved by the Audit Committee, the Audit Committee may grant general pre-approval for audit-related services and other audit services. Unless granted general pre-approval, all audit-related services and other audit services must be specifically pre-approved by the Audit Committee. All nonaudit services must be specifically pre-approved by the Audit Committee. The Company’s independent auditor may not be engaged to provide any service that is prohibited by applicable law to be provided to an audit client by an independent auditor.
The Audit Committee may delegate pre-approval authority to one or more of its members. All requests or applications for services to be provided by the independent auditor that do not require specific approval by the Audit Committee will be submitted to the Chief Financial Officer of the Company. The Chief Financial Officer will determine, upon consultation with the chairman of the Audit Committee, whether such services are included within the list of services that have received the general pre-approval of the Audit Committee.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements. Reference is made to the Consolidated Financial Statements, the report thereon and the notes thereto commencing at page 108 of this Annual Report on Form 10-K. Set forth below is an index of such Consolidated Financial Statements:
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
3.1
Amended and Restated Certificate of Formation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S‑1 (Registration No. 333‑186912) (the “Form S‑1 Registration Statement”))

3.2	Certificate of Amendment to Amended and Restated Certificate of Formation of the Company (incorporated herein by reference to Exhibit 3.3 to the Form S‑1 Registration Statement)
3.3	Third Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Form S‑1 Registration Statement)
3.4
Certificate of Merger, dated January 2, 2014, of Live Oak Financial Corp. with and into Independent Bank Group, Inc. (incorporated herein by reference to Exhibit 3.5 to the Company’s Registration Statement on Form S‑3 (Registration No. 333‑196627 (the “Form S‑3 Registration Statement”))

3.5
Certificate of Merger, dated April 15, 2014, of BOH Holdings, Inc. with and into Independent Bank Group, Inc., which is incorporated herein by reference to Exhibit 3.6 to the Form S‑3 Registration Statement

3.6
Certificate of Merger, dated September 30, 2014, of Houston City Bancshares, Inc. with and into Independent Bank Group, Inc., which are incorporated by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10‑Q, dated July 31, 2015

3.7
Certificate of Merger, dated March 31, 2017, of Carlile Bancshares, Inc. with and into Independent Bank Group, Inc. (incorporated by reference to Exhibit 3.8 to the Company’s Quarterly Report on Form 10‑Q, dated April 27, 2017)

4.1	Form of certificate representing shares of the Company’s common stock (incorporated herein by reference to Exhibit 4.1 to the Form S‑1 Registration Statement
4.2	Form of Common Stock Purchase Warrant, with schedules of differences (incorporated herein by reference to Exhibit 4.2 to the Form S‑1 Registration Statement)
4.3
Statement of Designations of Senior Non‑Cumulative Perpetual Preferred Stock, Series A of the Company, as filed with the Office of the Secretary of State of the State of Texas on April 15, 2014 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8‑K, filed with the SEC on April 17, 2014)

4.4
Independent Bank 401(k) Profit Sharing Plan (Prototype Plan), including related Adoption Agreement (incorporated herein by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S‑8 filed with the SEC on August 29, 2014)

The other instruments defining the rights of holders of the long‑term debt securities of the Company and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S‑K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request

10.1	Form of Indemnification Agreement for directors and officers (incorporated herein by reference to Exhibit 10.16 to the Form S‑1 Registration Statement)
10.2	Form of S-Corporation Revocation, Tax Allocation and Indemnification Agreement (incorporated herein by reference to Exhibit 10.17 to the Form S-1 Registration Statement)
10.3	2015 Performance Award Plan, which is incorporated by reference to Annex A of the Company’s definitive Proxy Statement for its 2015 Annual Meeting of Shareholders, dated April 13,2015
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
10.7
Employment Agreement, dated November 21, 2013, between the Company and James D. Stein, including related Restricted Stock Grant (incorporated herein by reference to Exhibit 10.28 to the Registration Statement on Form S‑4 (Registration No. 333‑193373)

10.8
Subordinated Debt Indenture, dated as of June 25, 2014, between the Company and Wells Fargo Bank Shareowner Services, in its capacity as Indenture Trustee (incorporated herein by reference to Exhibit 4.6 to the Company’s Amendment No. 1 to the Form S‑3 Registration Statement)

10.9
First Supplemental Indenture, dated as of July 17, 2014, between the Company and Wells Fargo Bank Shareowner Services, in its capacity as Indenture Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8‑K, dated July 17, 2014)

10.10
Second Supplemental Indenture, dated as of December 19, 2017, between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8 K, dated December 19, 2017)

10.11(a)
Credit Agreement, dated as of October 20, 2017, between the Company and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.11(a) to the Company’s Registration Statement on Form S‑4 (Registration No. 333‑222804 (the “Form S‑4 Registration Statement”)

10.11(b)	Revolving Credit note, dated October 20, 2017, by the Company in favor of U.S. Bank National Association (incorporated herein by reference to Exhibit 10.11(b) to the Form S‑4 Registration Statement)
10.11(c)
Negative Pledge Agreement, dated as of October 20, 2017, by the Company, in favor of U.S. Bank National Association (incorporated herein by reference to Exhibit 10.11(c) to the Form S‑4 Registration Statement)

10.12
Employment Agreement, dated March 25, 2016, between Independent Bank and James C. White and joined in by the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10‑Q for the Quarter ended June 30, 2016)

10.13
Separation Agreement, dated April 21, 2016, between Independent Bank and James D. Stein and joined in by the Company (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q for the Quarter ended June 30, 2016)

10.14(a)
Form of Change in Control Agreement, dated July 26, 2016, between the Company and certain Executive Officers (incorporated herein by reference to Exhibit 10.1(a) to the Company’s Quarterly Report on Form 10‑Q for the Quarter ended September 30, 2016)

10.14(b)	Schedule of Executive Officers who have Executed a Change in Control Agreement*
10.15
Employment Agreement, dated July 26, 2016, between Independent Bank Group, Inc. and Torry Berntsen (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10‑Q for the Quarter ended September 30, 2016)

10.16(a)
CBI Nominee Agreement, dated March 28, 2017, by and among the Company and Tom C. Nichols (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8‑K of Independent filed with the SEC on April 14, 2017)

10.16(b)
CBI Nominee Agreement, dated March 28, 2017, by and among the Company and Trident IV PF Depositary Holdings, LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8‑K of Independent filed with the SEC on April 14, 2017)

10.16(c)
CBI Nominee Agreement, dated March 28, 2017, by and among the Company and LEP Carlile Holdings, LLC (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8‑K of Independent filed with the SEC on April 14, 2017)

10.17
Agreement and Plan of Reorganization, dated as of November 28, 2017, by and among the Company and Integrity Bancshares, Inc. (incorporated herein by reference to Appendix A to the joint proxy statement/prospectus, which forms a part of the Form S‑4 Registration Statement)

10.18
Development Management Agreement, dated January 18, 2018, by and between IBG Real Estate Holdings II, Inc. and KDC McKinney Development One LLC and guaranteed by Independent Bank Group, Inc. and KDC Holdings LLC*

12.1	Statement regarding computation of Earnings to Fixed Charges and Preferred Share Dividends Ratios*
21.1	Subsidiaries of Independent Bank Group, Inc. (incorporated herein by reference to Exhibit 21.1 to the Form S‑4 Registration Statement)
23.1	Consent of RSM US LLP, Independent Registered Public Accounting Firm of Independent Bank Group, Inc.*
31.1	Chief Executive Officer Section 302 Certification*
31.2	Chief Financial Officer Section 302 Certification*
32.1	Chief Executive Officer Section 906 Certification**
32.2	Chief Financial Officer Section 906 Certification**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*    Filed herewith as an Exhibit
**    Furnished herewith as an Exhibit

(b)    Exhibits. See the exhibit list included in Item 15(a)3 of this Annual Report on Form 10-K.

(c)    Financial Statement Schedules. See Item 15(a)2 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Independent Bank Group, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Independent Bank Group, Inc. and its subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 27, 2018 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We or our predecessor firms have served as the Company’s auditor since at least 2001.

Dallas, Texas
February 27, 2018

Independent Bank Group, Inc. and Subsidiaries

Consolidated Balance Sheets
December 31, 2017 and 2016
(Dollars in thousands, except share information)

	December 31,
Assets	2017	2016
Cash and due from banks	$187,574	$158,686
Interest-bearing deposits in other banks	243,528	336,341
Federal funds sold	—	10,000
Cash and cash equivalents	431,102	505,027
Certificates of deposit held in other banks	12,985	2,707
Securities available for sale, at fair value	763,002	316,435
Loans held for sale	39,202	9,795
Loans, net	6,432,273	4,539,063
Premises and equipment, net	147,835	89,898
Other real estate owned	7,126	1,972
Federal Home Loan Bank (FHLB) of Dallas stock and other restricted stock	29,184	26,536
Bank-owned life insurance (BOLI)	113,170	57,209
Deferred tax asset	9,763	9,631
Goodwill	621,458	258,319
Core deposit intangible, net	43,244	14,177
Other assets	34,119	22,032
Total assets	$8,684,463	$5,852,801

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$1,907,770	$1,117,927
Interest-bearing	4,725,052	3,459,182
Total deposits	6,632,822	4,577,109
FHLB advances	530,667	460,746
Other borrowings	136,911	107,299
Junior subordinated debentures	27,654	18,147
Other liabilities	20,391	17,135
Total liabilities	7,348,445	5,180,436
Commitments and contingencies
Stockholders’ equity:
Common stock (28,254,893 and 18,870,312 shares outstanding, respectively)	283	189
Additional paid-in capital	1,151,990	555,325
Retained earnings	184,232	117,951
Accumulated other comprehensive loss	(487)	(1,100)
Total stockholders’ equity	1,336,018	672,365
Total liabilities and stockholders’ equity	$8,684,463	$5,852,801

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Income
Years Ended December 31, 2017, 2016 and 2015
(Dollars in thousands, except per share information)

	Years ended December 31,
	2017	2016	2015
Interest income:
Interest and fees on loans	$290,357	$203,577	$169,504
Interest on taxable securities	8,229	2,681	2,168
Interest on nontaxable securities	3,877	1,768	1,783
Interest on interest-bearing deposits and other	5,451	2,023	572
Total interest income	307,914	210,049	174,027
Interest expense:
Interest on deposits	28,518	16,075	12,024
Interest on FHLB advances	5,858	4,119	3,077
Interest on repurchase agreements and other borrowings	6,898	5,428	4,289
Interest on junior subordinated debentures	1,162	621	539
Total interest expense	42,436	26,243	19,929
Net interest income	265,478	183,806	154,098
Provision for loan losses	8,265	9,440	9,231
Net interest income after provision for loan losses	257,213	174,366	144,867
Noninterest income:
Service charges on deposit accounts	12,955	7,222	6,898
Mortgage banking revenue	13,755	7,038	5,269
Gain on sale of loans	351	—	116
Gain (loss) on sale of branches	2,917	(43)	—
(Loss) gain on sale of other real estate	(160)	57	290
Gain on sale of repossessed assets	1,010	—	—
Gain on sale of securities available for sale	124	4	134
(Loss) gain on sale of premises and equipment	(21)	32	(358)
Increase in cash surrender value of BOLI	2,748	1,348	1,077
Other	7,608	3,897	2,702
Total noninterest income	41,287	19,555	16,128
Noninterest expense:
Salaries and employee benefits	95,741	66,762	60,541
Occupancy	22,079	16,101	16,058
Data processing	8,597	4,752	3,384
FDIC assessment	4,311	3,889	2,259
Advertising and public relations	1,452	1,107	1,038
Communications	2,860	2,116	2,219
Net other real estate owned expenses (including taxes)	304	205	169
Other real estate impairment	1,412	106	35
Core deposit intangible amortization	4,639	1,964	1,555
Professional fees	4,564	3,212	3,191
Acquisition expense, including legal	12,898	1,517	1,420
Other	17,956	12,059	11,329
Total noninterest expense	176,813	113,790	103,198
Income before taxes	121,687	80,131	57,797
Income tax expense	45,175	26,591	19,011
Net income	$76,512	$53,540	$38,786
Basic earnings per share	$2.98	$2.89	$2.23
Diluted earnings per share	$2.97	$2.88	$2.21

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income
Years Ended December 31, 2017, 2016 and 2015
(Dollars in thousands)

	Years ended December 31,
	2017	2016	2015
Net income	$76,512	$53,540	$38,786
Other comprehensive income (loss) before tax:
Change in net unrealized gains (losses) on available for sale securities during the year	1,067	(5,353)	101
Reclassification adjustment for gain on sale of securities available for sale included in net income	(124)	(4)	(134)
Other comprehensive income (loss) before tax	943	(5,357)	(33)
Income tax expense (benefit)	330	(1,875)	(12)
Other comprehensive income (loss), net of tax	613	(3,482)	(21)
Comprehensive income	$77,125	$50,058	$38,765

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2017, 2016 and 2015
(Dollars in thousands, except for par value, share and per share information)

	Series A Preferred Stock $.01 Par Value 10 million shares authorized	Common Stock $.01 Par Value 100 million shares authorized		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance, December 31, 2014	$23,938	17,032,669	$170	$476,609	$37,731	$2,403	$540,851
Net income	—	—	—	—	38,786	—	38,786
Other comprehensive loss, net of tax	—	—	—	—	—	(21)	(21)
Stock issued for acquisition of bank, net of offering costs of $568	—	1,279,532	13	49,257	—	—	49,270
Restricted stock forfeited	—	(19,131)	—	—	—	—	—
Restricted stock granted	—	106,124	1	(1)	—	—	—
Income tax deficiency on restricted stock vested	—	—	—	(72)	—	—	(72)
Reclassification to temporary equity	(23,938)	—	—	—	—	—	(23,938)
Stock based compensation expense	—	—	—	4,314	—	—	4,314
Preferred stock dividends	—	—	—	—	(240)	—	(240)
Dividends ($0.32 per share)	—	—	—	—	(5,579)	—	(5,579)
Balance, December 31, 2015	$—	18,399,194	$184	$530,107	$70,698	$2,382	$603,371
Net income	—	—	—	—	53,540	—	53,540
Other comprehensive loss, net of tax	—	—	—	—	—	(3,482)	(3,482)
Common stock issued, net of offering costs of $1,071	—	400,000	4	19,925	—	—	19,929
Restricted stock forfeited	—	(25,102)	—	—	—	—	—
Restricted stock granted	—	96,220	1	(1)	—	—	—
Income tax deficiency on restricted stock vested	—	—	—	(137)	—	—	(137)
Stock based compensation expense	—	—	—	5,431	—	—	5,431
Preferred stock dividends	—	—	—	—	(8)	—	(8)
Cash dividends ($0.34 per share)	—	—	—	—	(6,279)	—	(6,279)
Balance, December 31, 2016	$—	18,870,312	$189	$555,325	$117,951	$(1,100)	$672,365
Net income	—	—	—	—	76,512	—	76,512
Other comprehensive income, net of tax	—	—	—	—	—	613	613
Stock issued for acquisition of bank, net of offering costs of $942	—	8,804,699	88	565,112	—	—	565,200
Common stock issued, net of offering costs of $525	—	448,500	5	26,811	—	—	26,816
Restricted stock forfeited	—	(2,543)	—	—	—	—	—
Restricted stock granted	—	130,722	1	(1)	—	—	—
Stock based compensation expense	—	—	—	4,688	—	—	4,688
Exercise of warrants	—	3,203	—	55	—	—	55
Cash dividends ($0.40 per share)	—	—	—	—	(10,231)	—	(10,231)
Balance, December 31, 2017	$—	28,254,893	$283	$1,151,990	$184,232	$(487)	$1,336,018

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 2017, 2016 and 2015
(Dollars in thousands)

	Years ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$76,512	$53,540	$38,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	8,196	6,763	6,270
Accretion income recognized on acquired loans	(7,833)	(4,482)	(2,774)
Amortization of core deposit intangibles	4,639	1,964	1,555
Amortization of premium on securities, net	3,629	2,230	1,558
Amortization of discount and origination costs on other borrowings	505	241	194
Stock based compensation expense	4,688	5,431	4,314
Excess tax benefit on restricted stock vested	(1,323)	—	—
FHLB stock dividends	(448)	(261)	(43)
Loss (gain) on sale of premises and equipment	21	(32)	358
Gain on sale of loans	(351)	—	(116)
(Gain) loss on sale of branches	(2,917)	43	—
Gain on sale of securities available for sale	(124)	(4)	(134)
Loss (gain) on sale of other real estate owned	160	(57)	(290)
Gain on sale of repossessed assets	(1,010)	—	—
Impairment of other real estate	1,412	106	35
Deferred tax expense (benefit)	17,054	(1,849)	(3,935)
Provision for loan losses	8,265	9,440	9,231
Increase in cash surrender value of life insurance	(2,748)	(1,348)	(1,077)
Originations of loans held for sale	(429,874)	(276,679)	(215,404)
Proceeds from sale of loans held for sale	413,249	279,183	208,129
Net change in other assets	(5,987)	(978)	5,893
Net change in other liabilities	(2,920)	7,026	(9,032)
Net cash provided by operating activities	82,795	80,277	43,518
Cash flows from investing activities:
Proceeds from maturities and paydowns of securities available for sale	2,328,843	1,569,462	535,141
Proceeds from sale of securities available for sale	31,367	5,399	14,915
Purchases of securities available for sale	(2,472,799)	(1,625,416)	(546,294)
Purchases of certificates of deposits held in other banks	—	(2,707)	—
Proceeds from maturities of certificates of deposits held in other banks	747	61,746	22,781
Purchase of bank owned life insurance contracts	—	(15,000)	—
Net redemptions (purchases) of FHLB stock	8,910	(12,019)	(1,552)
Proceeds from sale of loans	3,867	—	4,765
Net loans originated held for investment	(566,881)	(584,316)	(517,846)
Net originations of mortgage warehouse purchase loans	(64,372)	—	—
Additions to premises and equipment	(13,193)	(6,139)	(13,781)
Proceeds from sale of premises and equipment	16	332	4,254
Proceeds from sale of other real estate owned	9,433	1,860	2,460
Proceeds from sale of repossessed assets	1,010	—	—
Capitalized additions to other real estate owned	(1,030)	—	(10)
Cash received from acquired banks	148,444	—	152,913
Cash paid in connection with acquisitions	(17,773)	—	(24,103)
Selling costs paid in connection with branch sales	(235)	(107)	—
Net cash transferred in branch sales	(58,687)	(2,399)	—
Net cash used in investing activities	(662,333)	(609,304)	(366,357)
Cash flows from financing activities:
Net increase in demand deposits, money market and savings accounts	610,279	521,100	245,831
Net increase (decrease) in time deposits	(210,382)	11,670	6,128
Repayments of FHLB advances	(130,079)	(402,579)	(293,916)
Proceeds from FHLB advances	200,000	575,000	350,000
Net change in repurchase agreements	(9,158)	8,528	(7,653)
Repayments of notes payable and other borrowings	—	(5,798)	(1,932)
Proceeds from other borrowings, net of issuance costs	29,255	43,150	—
Proceeds from exercise of common stock warrants	55	—	—
Offering costs paid in connection with acquired banks	(942)	—	(568)
Net proceeds from issuance of common stock	26,816	19,929	—
Redemption of preferred stock	—	(23,938)	—
Dividends paid	(10,231)	(6,287)	(5,819)
Net cash provided by financing activities	505,613	740,775	292,071
Net change in cash and cash equivalents	(73,925)	211,748	(30,768)
Cash and cash equivalents at beginning of year	505,027	293,279	324,047
Cash and cash equivalents at end of year	$431,102	$505,027	$293,279

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Note 1. Summary of Significant Accounting Policies
Nature of Operations: Independent Bank Group, Inc. (IBG) through its subsidiary, Independent Bank, a Texas state banking corporation (Bank) (collectively known as the Company), provides a full range of banking services to individual and corporate customers in North, Central and Southeast, Texas areas and along the Colorado Front Range, through its various branch locations in those areas. The Company is engaged in traditional community banking activities, which include commercial and retail lending, deposit gathering, investment and liquidity management activities. The Company’s primary deposit products are demand deposits, money market accounts and certificates of deposit, and its primary lending products are commercial business and real estate, real estate mortgage and consumer loans.
Basis of Presentation: The accompanying consolidated financial statements include the accounts of IBG, its wholly-owned subsidiaries, the Bank, IBG Adriatica Holdings, Inc. (Adriatica) and Carlile Capital, LLC and the Bank’s wholly-owned subsidiaries, IBG Real Estate Holdings, Inc., IBG Real Estate Holdings II, Inc., IBG Aircraft Company III, Preston Grand, Inc., CFRH II, LLC, McKinney Avenue Holdings, Inc. and its wholly owned subsidiary, McKinney Avenue Holdings SPE 1, Inc.. Adriatica, CFRH II, LLC, McKinney Avenue Holdings, Inc. and its subsidiary are currently not active entities. During the third quarter 2017, IBG Real Estate Holdings II, Inc. was formed to hold the real property for the new corporate headquarters.
On April 1, 2017, the Company acquired Carlile Bancshares, Inc. (Carlile) and its wholly owned subsidiaries, Carlile Capital, LLC and Northstar Bank of Texas (Northstar) and its wholly owned subsidiaries, Goldome Financial, LLC (Goldome) and CFRH II, LLC. Carlile has been merged into the Company and dissolved and Northstar has been merged with the Bank as of acquisition date. Carlile Capital and CFRH II, LLC were formed to hold and manage non-performing assets, including loans and other real estate owned and Goldome is a mortgage warehouse purchase company. During the fourth quarter 2017, Goldome was merged with the Bank and dissolved. See Note 20, Business Combination for more details of the Carlile acquisition.
All material intercompany transactions and balances have been eliminated in consolidation. In addition, the Company wholly-owns IB Trust I (Trust I), IB Trust II (Trust II), IB Trust III (Trust III), IB Centex Trust I (Centex Trust I), Community Group Statutory Trust I (CGI Trust I), Northstar Statutory Trust II (Northstar Trust II) and Northstar Statutory Trust III (Northstar Trust III). Northstar Trust II and Northstar Trust III were acquired in the acquisition of Carlile Bancshares. The Trusts were formed to issue trust preferred securities and do not meet the criteria for consolidation (see Note 12).

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

Certificates of deposit: Certificates of deposit are FDIC insured deposits in other financial institutions that mature within 18 months and are carried at cost.

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

Loans held for sale: The Company originates residential mortgage loans that may subsequently be sold to unaffiliated third parties. Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. Mortgage loans held for sale are sold without servicing rights retained. Gains and losses on sales of loans are recognized in noninterest income at settlement dates and are determined by the difference between the sales proceeds and the carrying value of the loans.

Acquired loans: Acquired loans from the transactions accounted for as a business combination include both non-performing loans with evidence of credit deterioration since their origination date and performing loans. The Company is accounting for the non-performing loans acquired in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. The performing loans are being accounted for under ASC 310-20, Nonrefundable Fees and Other Costs, with the related difference in the initial fair value and unpaid principal balance (the discount) recognized as interest income on a level yield basis over the life of the loan. At the date of the acquisition, the acquired loans are recorded at their fair value and there is no carryover of the seller's allowance for loan losses.

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

Fees and costs associated with originating loans are generally recognized in the period they are incurred, except in the Houston market, former Grand Bank and Carlile branches, which fees are deferred. The provisions of ASC 310, Receivables, generally provide that such fees and related costs be deferred and recognized over the life of the loan as an adjustment of yield.

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

Revenue and expenses from operations of other real estate owned and impairment charges on other real estate are included in noninterest expense. Gains and losses on sale of other real estate are included in noninterest income.

Goodwill and core deposit intangible, net: Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Goodwill is tested for impairment annually on December 31 or on an interim basis if an event triggering impairment may have occurred.

Core deposit intangibles are acquired customer relationships arising from bank acquisitions and are amortized on a straight-line basis over their estimated useful lives of ten years. Core deposit intangibles are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows.

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

Mortgage banking revenue: This revenue category reflects the Company's mortgage production revenue, including fees and income derived from mortgages originated with the intent to sell and gains on sales of mortgage loans. Interest earned on mortgage loans is recorded in interest income.

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

Management estimates losses on off-balance-sheet financial instruments using the same methodology as for portfolio loans. Estimated losses on off-balance-sheet financial instruments are recorded by charges to the provision for losses and credits to other liabilities in the Company's consolidated balance sheet. There were no estimated losses on off-balance sheet financial instruments as of December 31, 2017 or 2016.

Stock based compensation: Compensation cost is recognized for restricted stock awards issued to employees based on the market price of the Company's common stock on the grant date. Stock-based compensation expense is generally recognized using the straight-line method over the requisite service period for all awards. The impact of forfeitures of stock-based payment awards on compensation expense is recognized as forfeitures occur.

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

Business combinations: The Company applies the acquisition method of accounting for business combinations. Under the acquisition method, the acquiring entity in a business combination recognizes 100% of the assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized. Adjustments identified during the measurement period are recognized in the reporting period in which the adjustment amounts are determined. Acquisition-related costs are expensed as incurred.

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

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Fair values of financial instruments: Accounting standards define fair value, establish a framework for measuring fair value in U.S. generally accepted accounting principles, and require certain disclosures about fair value measurements (see Note 17, Fair Value Measurements). In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Company's creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.

Subsequent events: Companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued. They must recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial statement preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. The Company has evaluated subsequent events through the date of filing these financial statements with the SEC and noted no subsequent events requiring financial statement recognition or disclosure, except as disclosed in Note 23.
Earnings per share: Basic earnings per common share are net income divided by the weighted average number of common shares outstanding during the period. The unvested share-based payment awards that contain rights to non forfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock warrants. The participating nonvested common stock was not included in dilutive shares as it was anti-dilutive for the years ended December 31, 2017 and 2016. Proceeds from the assumed exercise of dilutive stock warrants are assumed to be used to repurchase common stock at the average market price.
The following table presents a reconciliation of net income available to common shareholders and the number of shares used in the calculation of basic and diluted earnings per common share.

	Years ended December 31,
	2017	2016	2015
Basic earnings per share:
Net income	$76,512	$53,540	$38,786
Less: Preferred stock dividends	—	8	240
Net income after preferred stock dividends	76,512	53,532	38,546
Less:
Undistributed earnings allocated to participating securities	626	774	661
Dividends paid on participating securities	97	103	111
Net income available to common shareholders	$75,789	$52,655	$37,774
Weighted-average basic shares outstanding	25,394,079	18,198,578	16,974,484
Basic earnings per share	$2.98	$2.89	$2.23
Diluted earnings per share:
Net income available to common shareholders	$75,789	$52,655	$37,774
Total weighted-average basic shares outstanding	25,394,079	18,198,578	16,974,484
Add dilutive stock warrants	106,070	86,646	84,595
Total weighted-average diluted shares outstanding	25,500,149	18,285,224	17,059,079
Diluted earnings per share	$2.97	$2.88	$2.21
Anti-dilutive participating securities	123,564	92,196	58,726

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Note 2.     Recent Accounting Pronouncements

ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting was effective for the Company on January 1, 2017. ASU 2016-09 requires that all income tax effects related to vestings of share-based payment awards be reported in earnings as an expense (or benefit) to income tax expense. Previously, excess income tax benefits of a vested award were reported as an increase (or decrease) to additional paid-in capital to the extent that those benefits were greater than (or less than) the income tax benefits recognized in earnings during the awards vesting period. The requirement to report those income tax effects in earnings has been applied to vestings occurring on or after January 1, 2017 and resulted in recording a $1,323 tax benefit for the year ended December 31, 2017. ASU 2016-09 also requires that all income tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows. We have elected to apply the change in cash flow classification on a prospective basis. The impact of this change and that of the remaining provisions of ASU 2016-09 was not significant to our financial statements.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606), ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date: ASU 2014-09 amends existing guidance related to revenue from contracts with customers. The amendments state that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 affects entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The Company's revenue consists of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-9, and non-interest income. We finalized our analysis of the impact of ASU 2014-09 on the components of our non-interest income and determined that the adoption of this guidance will not result in any significant changes to our methodology of recognizing revenue or have a material impact on our internal controls over financial reporting. As required by ASU 2014-09, we will adopt the new standard effective January 1, 2018 and, at the time of this filing, we do not anticipate recording a cumulative effect adjustment to opening retained earnings or any presentation changes to the consolidated financial statements. The Company will provide the required revenue disclosures in our Form 10-Q for the quarter ended March 31, 2018.

ASU 2016-01, Financial Instruments─Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. Currently, the company values their financial instruments that are not measured at fair value in the financial statements using an entry price notion consistent with current guidance, and will be changing to the exit price notion in the first quarter of 2018 in compliance with this ASU. This update will be effective for the Company on January 1, 2018 and will not have a significant impact to the Company's consolidated financial statements and disclosures.

ASU 2016-02, Leases (Topic 842), and ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. The amendments in ASU 2016-02, among other things, amended existing guidance that requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. The amendments will be effective for the Company on January 1, 2019 and is required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. The Company is currently evaluating the potential

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

effect of adopting this guidance on its consolidated financial statements and related disclosures. We expect our operating leases, as disclosed in Note 14, will be subject to the new standard resulting in recognized right-of-use assets and operating lease liabilities on the consolidated balance sheets upon adoption. Presentation of leases within the consolidated statements of income and consolidated statements of cash flows will be generally consistent with the current lease accounting guidance.

ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this update replace the incurred loss model with the expected loss model. Among other things, these amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. This update will be effective for the Company on January 1, 2020. The Company is currently evaluating the impact of the amendments on its consolidated financial statements and disclosures.

ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. The amendments in this update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount and the discount continues to be amortized to maturity. This update will be effective for the Company on January 1, 2019 and is not expected to have a significant impact to the Company's consolidated financial statements and disclosures.

ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this update refine and expand hedge accounting for both financial and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. This update will be effective for the Company on January 1, 2019. The Company is evaluating the impact of the amendments on its consolidated financial statements and disclosures.

ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update allow reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act which was signed into law on December 22, 2017. The amendments also require certain disclosures about stranded tax effects. This update will be effective for all annual and interim periods beginning January 1, 2019, with early adoption permitted, and the guidance should be applied either in the period of adoption or the retrospectively to each period impacted by the change in the U.S federal corporate income tax rate in the Tax Cuts and Job Acts is recognized. The Company currently expects to early adopt the new guidance in the first quarter of 2018, which will result in a cumulative effect adjustment to the consolidated balance sheet as of January 1, 2018 to reclass approximately $132 thousand of tax expense from accumulated other comprehensive loss to retained earnings.

Note 3. Restrictions on Cash and Due From Banks

At December 31, 2017 and 2016, the Company had a reserve requirement of $36,321 and $0, respectively, with the Federal Reserve Bank.

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Note 4. Statement of Cash Flows
The Company has chosen to report on a net basis its cash receipts and cash payments for time deposits accepted and repayments of those deposits, and loans made to customers and principal collections on those loans. The Company uses the indirect method to present cash flows from operating activities. Other supplemental cash flow information is presented below:

	Years ended December 31,
	2017	2016	2015
Cash transactions:
Interest expense paid	$41,802	$25,015	$20,056
Income taxes paid	$34,161	$26,485	$24,450
Noncash transactions:
Transfers of loans to other real estate owned	$1,201	$1,713	$221
Loans to facilitate the sale of other real estate owned	$—	$—	$248
Transfers of loans to other assets	$—	$124	$1,064
Excess tax deficiency on restricted stock vested	$—	$(137)	$(72)
Transfer of bank premises to other real estate	$2,716	$—	$—
Transfer of repurchase accounts to deposits	$8,845	$20,688	$3,072

Supplemental schedule of noncash investing activities from branch sales is as follows:

	Years ended December 31,
	2017	2016	2015
Noncash assets transferred:
Loans, including accrued interest	$106,008	$2	$—
Premises and equipment	7,473	2,193	—
Core deposit intangible, net	3,011	—	—
Other assets	74	—	—
Total assets	$116,566	$2,195	$—
Noncash liabilities transferred:
Deposits, including interest	$178,279	$4,628	$—
Other liabilities	129	30	—
Total liabilities	$178,408	$4,658	$—
Cash and cash equivalents transferred in branch sales	$1,712	$208	$—
Deposit premium received	$7,107	$64	$—
Cash paid to buyer, net of deposit premium	$56,975	$2,191	$—

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Supplemental schedule of noncash investing activities from acquisitions is as follows:

	Years Ended December 31,
	2017	2016	2015
Noncash assets acquired:
Certificates of deposit held in other banks	$11,025	$—	$84,527
Securities available for sale	336,540	—	72,619
Restricted stock	11,110	—	340
Loans	1,384,041	—	273,632
Premises and equipment	63,561	—	1,214
Other real estate owned	9,976	—	—
Goodwill	362,993	—	28,825
Core deposit intangibles	36,717	—	5,457
Bank owned life insurance	53,213	—	—
Other assets	25,301	—	649
Total assets	$2,294,477	$—	$467,263
Noncash liabilities assumed:
Deposits	$1,825,181	$—	$523,650
Repurchase agreements	18,003	—	18,873
FHLB advances	—	—	2,836
Junior subordinated debt	9,359	—	—
Other liabilities	6,463	—	876
Total liabilities	$1,859,006	$—	$546,235
Cash and cash equivalents acquired from acquisitions	$148,444	$—	$152,913
Cash paid to shareholders of acquired banks	$17,773	$—	$24,103
Fair value of common stock issued to shareholders of acquired bank	$566,142	$—	$49,838

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

In addition, the following measurement-period adjustments were made during the years ended December 31, 2017, 2016 and 2015 relating to Company acquisition activity:

	Year Ended December 31,
	2017	2016	2015
Noncash assets acquired:
Loans	$169	$735	$—
Premises and equipment	(395)	—	—
Other real estate owned	1,236	—	—
Goodwill	146	(324)	361
Core deposit intangibles	—	(216)	—
Other assets	78	(175)	(180)
Total assets	$1,234	$20	$181
Noncash liabilities assumed:
Other liabilities	$1,234	$20	$181
Total liabilities	$1,234	$20	$181

Note 5. Securities Available for Sale
Securities available for sale have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at December 31, 2017 and 2016, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
December 31, 2017:
U.S. treasuries	$37,480	$—	$(326)	$37,154
Government agency securities	213,649	83	(2,223)	211,509
Obligations of state and municipal subdivisions	228,782	2,118	(1,287)	229,613
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC, FHR, and GNR	274,356	1,229	(1,208)	274,377
Other securities	10,397	—	(48)	10,349
	$764,664	$3,430	$(5,092)	$763,002
December 31, 2016:
U.S. treasuries	$3,208	$—	$(61)	$3,147
Government agency securities	123,605	141	(1,479)	122,267
Obligations of state and municipal subdivisions	88,358	920	(2,022)	87,256
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	103,869	928	(1,032)	103,765
	$319,040	$1,989	$(4,594)	$316,435
Securities with a carrying amount of approximately $238,344 and $176,457 at December 31, 2017 and 2016, respectively, were pledged to secure public fund deposits.

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Proceeds from sale of securities available for sale and gross gains and losses for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Years ended December 31,
	2017	2016	2015
Proceeds from sale	$31,367	$5,399	$14,915
Gross gains	$176	$4	$136
Gross losses	$52	$—	$2
The amortized cost and estimated fair value of securities available for sale at December 31, 2017, by contractual maturity, are shown below. Maturities of pass-through certificates will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2017
	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$98,747	$98,446
Due from one year to five years	201,644	199,847
Due from five to ten years	86,392	85,900
Thereafter	103,525	104,432
	490,308	488,625
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC, FHR, and GNR	274,356	274,377
	$764,664	$763,002

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

The number of securities, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2017 and 2016, are summarized as follows:

	Less Than 12 Months			Greater Than 12 Months			Total
Description of Securities	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Securities Available for Sale
December 31, 2017
U.S. treasuries	7	$34,053	$(267)	1	$3,101	$(59)	$37,154	$(326)
Government agency securities	51	142,991	(1,155)	27	60,030	(1,068)	203,021	(2,223)
Obligations of state and municipal subdivisions	202	87,625	(564)	54	26,883	(723)	114,508	(1,287)
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC, FHR, and GNR	55	125,970	(834)	10	25,398	(374)	151,368	(1,208)
Other securities	1	10,349	(48)	—	—	—	10,349	(48)
	316	$400,988	$(2,868)	92	$115,412	$(2,224)	$516,400	$(5,092)

December 31, 2016
U.S. treasuries	1	$3,147	$(61)	—	$—	$—	$3,147	$(61)
Government agency securities	43	102,044	(1,472)	1	993	(7)	103,037	(1,479)
Obligations of state and municipal subdivisions	100	46,186	(2,011)	4	1,549	(11)	47,735	(2,022)
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	30	67,868	(1,032)	—	—	—	67,868	(1,032)
	174	$219,245	$(4,576)	5	$2,542	$(18)	$221,787	$(4,594)
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

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Note 6. Loans, Net and Allowance for Loan Losses
Loans, net at December 31, 2017 and 2016, consisted of the following:

	December 31,
	2017	2016
Commercial	$1,059,984	$630,805
Real estate:
Commercial	3,369,892	2,459,221
Commercial construction, land and land development	744,868	531,481
Residential	892,293	634,545
Single family interim construction	289,680	235,475
Agricultural	82,583	53,548
Consumer	34,639	27,530
Other	304	166
	6,474,243	4,572,771
Deferred loan fees	(2,568)	(2,117)
Allowance for loan losses	(39,402)	(31,591)
	$6,432,273	$4,539,063

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
Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. The Company’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. These cash flows, however, may not be as expected and the value of collateral securing the loans may fluctuate. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short term loans may be made on an unsecured basis. Additionally, our commercial loan portfolio includes loans made to customers in the energy industry, which is a complex, technical and cyclical industry. Experienced bankers with specialized energy lending experience originate our energy loans. Companies in this industry produce, extract, develop, exploit and explore for oil and natural gas. Loans are primarily collateralized with proven producing oil and gas reserves based on a technical evaluation of these reserves. At December 31, 2017 and 2016, there were approximately $90,323 and $115,311 respectively, of exploration and production (E&P) energy loans outstanding. Additionally, with the acquisition of Carlile, the Company acquired a mortgage warehouse purchase company, Goldome Financial, which provides a mortgage warehouse lending vehicle to third party mortgage bankers across a broad geographic scale. The mortgage loans are underwritten, in part, on approved investor takeout commitments. These loans have a very short duration ranging between 10 days and 15 days. In some cases, loans to larger mortgage originators may be financed for up to 60 days. These loans are reported as commercial loans since the loans are secured by notes receivable, not real estate. As of December 31, 2017, mortgage warehouse purchase loans outstanding totaled $164,694. During the fourth quarter of 2017, Goldome Financial was dissolved and the mortgage purchase program was merged into the Bank.
Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. Management monitors the diversification of the portfolio on a quarterly basis by type and geographic location. Management also tracks the level of owner occupied property versus non owner occupied property. At December 31, 2017, the portfolio consisted of approximately 34% of owner occupied property.

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
Most of the Company’s lending activity occurs within the State of Texas, primarily in the north, central and southeast Texas regions. With the acquisition of Carlile as further explained in Note 20, Business Combination, the Company expanded into the State of Colorado, specifically along the Front Range area. As of December 31, 2017, loans in the Colorado region represented about 5.5% of the total portfolio. A large percentage of the Company’s portfolio consists of commercial and residential real estate loans. As of December 31, 2017 and 2016, there were no concentrations of loans related to a single industry in excess of 10% of total loans.
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
The Texas and Colorado economies, specifically the Company’s lending area of north, central and southeast Texas and the Colorado Front Range area, have continued to expand at a moderate pace during 2017 due largely to improvement in manufacturing output, retail sales expansion, the energy sector and a strong service sector. The Texas economy is the second largest in the nation and remained strong during the last half of 2017, despite the impact of Hurricane Harvey during third quarter of 2017. The Hurricane devastated parts of the Gulf Coast and Houston with major flooding, destroying homes, business and infrastructure and causing refineries to shut down for days. The Bank initiated a Disaster Recovery Policy as a result of Harvey putting in place procedures and approval authorities for credit officers to provide relief for impacted borrowers. In the overall analysis of Harvey's impact on the Bank's loan portfolio, no significant additional risk has materialized and no additional reserves are warranted. Rebuilding efforts have supported the construction industry, generating rapid job creation and increased construction values. Overall, the forecast is strong with continued growth in the manufacturing and service sectors and a return to more normal activity in the energy sector. While the outlook remains optimistic, future concern to the economy continues to include energy price volatility and trade uncertainty, especially with Mexico. The risk of loss associated with all segments of the portfolio could increase due to this impact.

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

The economy and other risk factors are minimized by the Company’s underwriting standards which include the following principles: 1) financial strength of the borrower including strong earnings, high net worth, significant liquidity and acceptable debt to worth ratio, 2) managerial business competence, 3) ability to repay, 4) loan to value, 5) projected cash flow and 6) guarantor financial statements as applicable. The following is a summary of the activity in the allowance for loan losses by loan class for the years ended December 31, 2017, 2016 and 2015:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
Year ended December 31, 2017
Balance at the beginning of year	$8,593	$18,399	$2,760	$1,301	$207	$242	$29	$60	$31,591
Provision for loan losses	2,059	4,886	683	416	43	99	90	(11)	8,265
Charge-offs	(81)	(15)	—	(134)	—	(182)	(190)	—	(602)
Recoveries	28	31	4	—	—	46	39	—	148
Balance at end of year	$10,599	$23,301	$3,447	$1,583	$250	$205	$(32)	$49	$39,402

Year ended December 31, 2016
Balance at the beginning of year	$10,573	$13,007	$2,339	$769	$215	$164	$8	$(32)	$27,043
Provision for loan losses	2,391	5,436	810	532	(8)	97	90	92	9,440
Charge-offs	(4,384)	(54)	(401)	—	—	(27)	(104)	—	(4,970)
Recoveries	13	10	12	—	—	8	35	—	78
Balance at end of year	$8,593	$18,399	$2,760	$1,301	$207	$242	$29	$60	$31,591

Year ended December 31, 2015
Balance at the beginning of year	$5,051	$10,110	$2,205	$669	$246	$146	$—	$125	$18,552
Provision for loan losses	6,100	2,924	138	100	(31)	56	101	(157)	9,231
Charge-offs	(606)	(69)	(9)	—	—	(52)	(124)	—	(860)
Recoveries	28	42	5	—	—	14	31	—	120
Balance at end of year	$10,573	$13,007	$2,339	$769	$215	$164	$8	$(32)	$27,043

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

The following table details the amount of the allowance for loan losses and recorded investment in loans by class as of December 31, 2017 and 2016:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
December 31, 2017
Allowance for losses:
Individually evaluated for impairment	$3,500	$311	$—	$—	$—	$2	$—	$—	$3,813
Collectively evaluated for impairment	7,099	22,990	3,447	1,583	250	203	(32)	49	35,589
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance	$10,599	$23,301	$3,447	$1,583	$250	$205	$(32)	$49	$39,402

Loans:
Individually evaluated for impairment	$10,297	$3,054	$1,727	$—	$—	$74	$—	$—	$15,152
Collectively evaluated for impairment	1,037,401	4,039,332	887,292	289,680	78,646	34,544	304	—	6,367,199
Acquired with deteriorated credit quality	12,286	72,374	3,274	—	3,937	21	—	—	91,892
Ending balance	$1,059,984	$4,114,760	$892,293	$289,680	$82,583	$34,639	$304	$—	$6,474,243

December 31, 2016
Allowance for losses:
Individually evaluated for impairment	$3	$4	$—	$84	$—	$94	$—	$—	$185
Collectively evaluated for impairment	8,590	18,395	2,760	1,217	207	148	29	60	31,406
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance	$8,593	$18,399	$2,760	$1,301	$207	$242	$29	$60	$31,591

Loans:
Individually evaluated for impairment	$7,720	$7,089	$1,889	$884	$—	$279	$—	$—	$17,861
Collectively evaluated for impairment	620,665	2,953,333	630,689	234,591	53,548	27,240	166	—	4,520,232
Acquired with deteriorated credit quality	2,420	30,280	1,967	—	—	11	—	—	34,678
Ending balance	$630,805	$2,990,702	$634,545	$235,475	$53,548	$27,530	$166	$—	$4,572,771

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Nonperforming loans by loan class (excluding loans acquired with deteriorated credit quality) at December 31, 2017 and 2016, are summarized as follows:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
December 31, 2017
Nonaccrual loans	$10,304	$2,716	$998	$—	$—	$55	$—	$14,073
Loans past due 90 days and still accruing	8	120	8	—	—	—	—	136
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	—	455	730	—	—	20	—	1,205
	$10,312	$3,291	$1,736	$—	$—	$75	$—	$15,414
December 31, 2016
Nonaccrual loans	$7,718	$5,885	$866	$884	$—	$273	$—	$15,626
Loans past due 90 days and still accruing	—	—	—	—	—	—	—	—
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	1	1,204	1,011	—	—	—	—	2,216
	$7,719	$7,089	$1,877	$884	$—	$273	$—	$17,842
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

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Impaired loan information by loan class (excluding loans acquired with deteriorated credit quality) at December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015, is summarized as follows:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
December 31, 2017
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$9,255	$1,793	$—	$—	$—	$2	$—	$11,050
Impaired loans with no allowance for loan losses	1,042	1,261	1,727	—	—	72	—	4,102
Total	$10,297	$3,054	$1,727	$—	$—	$74	$—	$15,152
Unpaid principal balance of impaired loans	$13,456	$3,124	$1,818	$—	$—	$197	$—	$18,595
Allowance for loan losses on impaired loans	$3,500	$311	$—	$—	$—	$2	$—	$3,813
December 31, 2016
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$8	$78	$—	$168	$—	$209	$—	$463
Impaired loans with no allowance for loan losses	7,712	7,011	1,889	716	—	70	—	17,398
Total	$7,720	$7,089	$1,889	$884	$—	$279	$—	$17,861
Unpaid principal balance of impaired loans	$10,844	$7,133	$2,087	$884	$—	$291	$—	$21,239
Allowance for loan losses on impaired loans	$3	$4	$—	$84	$—	$94	$—	$185
For the year ended December 31, 2017
Average recorded investment in impaired loans	$8,524	$3,690	$2,431	$177	$—	$218	$—	$15,040
Interest income recognized on impaired loans	$8	$428	$58	$—	$—	$5	$—	$499
For the year ended December 31, 2016
Average recorded investment in impaired loans	$11,783	$3,324	$2,773	$177	$34	$118	$—	$18,209
Interest income recognized on impaired loans	$58	$73	$97	$—	$—	$—	$—	$228
For the year ended December 31, 2015
Average recorded investment in impaired loans	$4,951	$5,904	$3,220	$—	$34	$93	$—	$14,202
Interest income recognized on impaired loans	$189	$286	$181	$—	$10	$24	$—	$690
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

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

A “troubled debt restructured” loan is identified as impaired and measured for credit impairment as of each reporting period in accordance with the guidance in ASC 310-10-35. Modifications primarily relate to extending the amortization periods of the loans and interest rate concessions. The majority of these loans were identified as impaired prior to restructuring; therefore, the modifications did not materially impact the Company’s determination of the allowance for loan losses. The recorded investment in troubled debt restructurings, including those on nonaccrual, was $3,028 and $2,425 as of December 31, 2017 and 2016.
Following is a summary of loans modified under troubled debt restructurings during the years ended December 31, 2017 and 2016:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
Troubled debt restructurings during the year ended December 31, 2017
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
At December 31, 2017 and 2016, there were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the years ended December 31, 2017 and 2016. At December 31, 2017 and 2016, the Company had no commitments to lend additional funds to any borrowers with loans whose terms have been modified under troubled debt restructurings.

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents information regarding the aging of past due loans by loan class as of December 31, 2017 and 2016:

	Loans 30-89 Days Past Due	Loans 90 or More Past Due	Total Past Due Loans	Current Loans	Total Loans
December 31, 2017
Commercial	$730	$10,300	$11,030	$1,036,668	$1,047,698
Commercial real estate, land and land development	4,083	1,944	6,027	4,036,359	4,042,386
Residential real estate	6,269	138	6,407	882,612	889,019
Single-family interim construction	1,436	—	1,436	288,244	289,680
Agricultural	—	—	—	78,646	78,646
Consumer	373	47	420	34,198	34,618
Other	—	—	—	304	304
	12,891	12,429	25,320	6,357,031	6,382,351
Acquired with deteriorated credit quality	2,748	4,013	6,761	85,131	91,892
	$15,639	$16,442	$32,081	$6,442,162	$6,474,243
December 31, 2016
Commercial	$226	$7,711	$7,937	$620,448	$628,385
Commercial real estate, land and land development	151	6,752	6,903	2,953,519	2,960,422
Residential real estate	846	561	1,407	631,171	632,578
Single-family interim construction	1,062	—	1,062	234,413	235,475
Agricultural	10	—	10	53,538	53,548
Consumer	154	52	206	27,313	27,519
Other	—	—	—	166	166
	2,449	15,076	17,525	4,520,568	4,538,093
Acquired with deteriorated credit quality	181	910	1,091	33,587	34,678
	$2,630	$15,986	$18,616	$4,554,155	$4,572,771
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

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

A summary of loans by credit quality indicator by class as of December 31, 2017 and 2016, is as follows:

	Pass	Pass/ Watch	Special Mention	Substandard	Doubtful	Total
December 31, 2017
Commercial	$989,953	$35,105	$3,737	$31,189	$—	$1,059,984
Commercial real estate, construction, land and land development	4,040,385	46,288	11,915	16,172	—	4,114,760
Residential real estate	883,653	2,722	462	5,456	—	892,293
Single-family interim construction	288,020	1,660	—	—	—	289,680
Agricultural	59,392	5,762	13,802	3,627	—	82,583
Consumer	34,510	25	4	100	—	34,639
Other	304	—	—	—	—	304
	$6,296,217	$91,562	$29,920	$56,544	$—	$6,474,243
December 31, 2016
Commercial	$555,342	$31,954	$16,734	$26,775	$—	$630,805
Commercial real estate, construction, land and land development	2,972,732	5,426	5,148	7,396	—	2,990,702
Residential real estate	629,081	1,897	370	3,197	—	634,545
Single-family interim construction	233,800	791	—	884	—	235,475
Agricultural	52,724	569	255	—	—	53,548
Consumer	27,215	12	3	300	—	27,530
Other	166	—	—	—	—	166
	$4,471,060	$40,649	$22,510	$38,552	$—	$4,572,771
The Company has acquired certain loans which experienced credit deterioration since origination (purchase credit impaired (PCI) loans).
The Company has included PCI loans in the above grading tables. The following provides additional detail on the grades applied to those loans at December 31, 2017 and December 31, 2016:

	Pass	Pass/ Watch	Special Mention	Substandard	Doubtful	Total
December 31, 2017	$36,928	$32,674	$2,662	$19,628	$—	$91,892
December 31, 2016	30,498	1,237	1,069	1,874	—	34,678
PCI loans may remain on accrual status to the extent the company can reasonably estimate the amount and timing of expected future cash flows. At December 31, 2017 and December 31, 2016, non-accrual PCI loans were $7,889 and $960, respectively.

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Accretion on PCI loans is based on estimated future cash flows, regardless of contractual maturity. The following table summarizes the outstanding balance and related carrying amount of purchased credit impaired loans as of the respective acquisition date for the acquisition occurring in 2017. There were no PCI loans acquired during the year ended December 31, 2016.

Acquisition Date
April 1, 2017
Carlile Bancshares, Inc.
Outstanding balance	$101,153
Nonaccretable difference	(14,700)
Accretable yield	(685)
Carrying amount	$85,768

The carrying amount of acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at December 31, 2017 and 2016, were as follows:

	December 31,
	2017	2016
Outstanding balance	$105,685	$39,442
Carrying amount	91,892	34,678
At December 31, 2017 and 2016, there was no allocation established in the allowance for loan losses related to PCI loans.
The changes in accretable yield during the years ended December 31, 2017 and 2016 in regard to loans transferred at acquisition for which it was probable that all contractually required payments would not be collected are presented in the table below.

	2017	2016
Balance at January 1	$1,526	$2,380
Additions	685	—
Accretion	(665)	(854)
Net transfers to/from nonaccretable	—	—
Balance at December 31	$1,546	$1,526

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Note 7. Premises and Equipment, Net

Premises and equipment, net at December 31, 2017 and 2016 consisted of the following:

	December 31,
	2017	2016
Land	$45,048	$19,801
Building	107,144	71,539
Furniture, fixtures and equipment	31,290	27,263
Aircraft	8,807	8,807
Leasehold and tenant improvements	2,077	1,753
Construction in progress	252	23
	194,618	129,186
Less accumulated depreciation	(46,783)	(39,288)
	$147,835	$89,898

Depreciation expense amounted to $8,196, $6,763 and $6,270 for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 8. Goodwill and Core Deposit Intangible, Net

At December 31, 2017 and 2016, goodwill totaled $621,458 and $258,319, respectively. In 2017, the Company recorded goodwill of $363,139 relating to the Carlile Bancshares, Inc. acquisition (Note 20).

The following is a summary of core deposit intangible activity:

	December 31,
	2017	2016
Core deposit intangible, beginning of the year	$22,803	$22,803
Additions: Carlile acquisition	36,717	—
Deletions: branch disposals	(3,166)	—
Core deposit intangible, end of the year	56,354	22,803
Less accumulated amortization	(13,110)	(8,626)
	$43,244	$14,177

Amortization of the core deposit intangible amounted to $4,639, $1,964 and $1,555 for the years ended December 31, 2017, 2016 and 2015, respectively. The remaining weighted average amortization period is 8.6 years as of December 31, 2017.

The future amortization expense related to core deposit intangible remaining at December 31, 2017 is as follows:

First year	$5,527
Second year	5,475
Third year	5,328
Fourth year	4,721
Fifth year	4,642
Thereafter	17,551
$43,244

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Note 9. Deposits

Deposits at December 31, 2017 and 2016 consisted of the following:

	December 31,
	2017		2016
	Amount	Percent	Amount	Percent
Noninterest-bearing demand accounts	$1,907,770	28.7%	$1,117,927	24.4%
Interest-bearing checking accounts	2,956,196	44.6	2,022,768	44.2
Savings accounts	283,036	4.3	153,211	3.4
Limited access money market accounts	591,421	8.9	426,683	9.3
Certificates of deposit and individual retirement accounts (IRA), less than $250,000	456,018	6.9	381,754	8.3
Certificates of deposit and individual retirement accounts (IRA), $250,000 and greater	438,381	6.6	474,766	10.4
	$6,632,822	100.0%	$4,577,109	100.0%

At December 31, 2017, the scheduled maturities of certificates of deposit, including IRAs, were as follows:

First year	$695,608
Second year	120,833
Third year	39,618
Fourth year	22,338
Fifth year	16,002
$894,399

Brokered deposits at December 31, 2017 and 2016 totaled $400,144 and $497,368, respectively.

Note 10. Federal Home Loan Bank Advances

At December 31, 2017, the Company has advances from the FHLB of Dallas under note payable arrangements with maturities which range from January 2, 2018 to January 1, 2026. Interest payments on these notes are made monthly. The weighted average interest rate of all notes was 1.43% and 0.98% at December 31, 2017 and 2016, respectively. The balances outstanding on these advances were $530,667 and $460,746 at December 31, 2017 and 2016, respectively.

Contractual maturities of FHLB advances at December 31, 2017 were as follows:

First year	$440,000	(1)
Second year	65,020
Third year	—
Fourth year	25,000
Fifth year	—
Thereafter	647
	$530,667
(1) Includes $275,000 in floating advances, which allows for principal payments to be made at anytime without penalty

The advances are secured by FHLB stock owned by the Company and a blanket lien on certain loans with an aggregate available carrying value of $2,960,808 at December 31, 2017. The Company had remaining credit available under the FHLB advance program of $1,703,309 at December 31, 2017.

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

At December 31, 2017, the Company had $741,500 in undisbursed advance commitments (letters of credit) with the FHLB. As of December 31, 2017, these commitments mature on various dates from January 2018 through January 2020. The FHLB letters of credit were obtained in lieu of pledging securities to secure public fund deposits that are over the FDIC insurance limit. At December 31, 2017, there were no disbursements against the advance commitments.

Note 11. Other Borrowings

Other borrowings at December 31, 2017 and 2016 consisted of the following:

	December 31,
	2017	2016
Unsecured subordinated debentures (notes) in the amount of $110,000. The balance of borrowings at December 31, 2017 and 2016 is net of discount and origination costs of $2,344 and $2,701, respectively. Interest payments of 5.875% are made semiannually on February 1 and August 1. The maturity date is August 1, 2024. The notes may not be redeemed prior to maturity and meet the criteria to be recognized as Tier 2 capital for regulatory purposes.	$107,656	$107,299
Unsecured subordinated debentures (notes) in the amount of $30,000 and $0, respectively. The balance of borrowings at December 31, 2017 is net of origination costs of $745. Interest payments of 5.0% fixed rate are made semiannually on June 30 and December 31 through December 31, 2022. Thereafter, floating rate payments of 3 month LIBOR plus 2.83% are made quarterly in arrears on March 31, June 30, September 30, and December 31 through March 31, 2028. The maturity date is December 31, 2027 with an optional redemption at December 31, 2022. The notes meet the criteria to be recognized as Tier 2 capital for regulatory purposes.
	29,255	—
	$136,911	$107,299

At December 31, 2017 and 2016, other borrowings included amounts owed to related parties of $50.

In June 2016, the Company issued $45,000 in aggregate principal of its 5.875% subordinated notes due August 1, 2024. The notes were sold at an original discount of $788, which will be amortized into interest expense over the life of the notes.

In December 2017, the Company issued $30,000 in aggregate principal of 5.000% fixed and floating rate subordinated notes due December 31, 2027. The notes were sold at par.

The Company has a $50,000 unsecured revolving line of credit with an unrelated commercial bank. The line bears interest at LIBOR plus 2.50% and matures October 19, 2018. As of December 31, 2017 and 2016, there was no outstanding balance on the line. The Company is required to meet certain financial covenants on a quarterly basis, which includes maintaining $5,000 in cash at Independent Bank Group and meeting minimum capital ratios.

The Company has established federal funds lines of credit notes with nine unaffiliated banks totaling $225,000 of borrowing capacity at both December 31, 2017 and 2016. The lines have no stated maturity date and the lenders may terminate the lines at any time without notice. The lines are provided on an unsecured basis and must be repaid the following business day from when the funds were borrowed. There were no borrowings against the lines at December 31, 2017 and 2016.

In addition, the Company maintains a secured line of credit with the Federal Reserve Bank with an availability to borrow approximately $552,181 and $384,168 at December 31, 2017 and 2016, respectively. Approximately $740,639 and $515,194 of commercial loans were pledged as collateral at December 31, 2017 and 2016, respectively. There were no borrowings against this line as of December 31, 2017 and 2016.

The Company also participates in an exchange that provides direct overnight borrowings with other financial institutions. The funds are provided on an unsecured basis. Borrowing availability totaled $60,000 and $75,000 at December 31, 2017 and 2016, respectively. There were no borrowings as of December 31, 2017 and 2016.

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Note 12. Junior Subordinated Debentures

The Company has formed or acquired seven statutory business trusts under the laws of the State of Delaware for the purpose of issuing trust preferred securities. The statutory business trusts formed or acquired by the Company (the "Trusts") have each issued capital and common securities and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (the "Debentures") issued by the Company. The interest rate payable on, and the payment terms of the Debentures are the same as the distribution rate and payment terms of the respective issues of capital and common securities issued by the Trusts. The Debentures are subordinated and junior in right of payment to all present and future senior indebtedness. The Company has fully and unconditionally guaranteed the obligations of each of the Trusts with respect to the capital and common securities. Except under certain circumstances, the common securities issued to the Company by the trusts possess sole voting rights with respect to matters involving those entities. Under certain circumstances, the Company may, from time to time, defer the debentures' interest payments, which would result in a deferral of distribution payments on the related trust preferred securities and, with certain exceptions, prevent the Company from declaring or paying cash distributions on the Company's common stock and any other future debt ranking equally with or junior to the debentures.

As of December 31, 2017 and 2016, the carrying amount of debentures outstanding totaled $27,654 and $18,147, respectively. As a result of the Carlile acquisition during 2017 (see Note 20), the Company assumed subordinated obligations for two statutory Trusts. At acquisition date, the total debt for these two Trusts was recorded at fair value with a recorded discount totaling $4,045, which will be amortized back to par value over the estimated lives of the instruments. During 2017, $149 was amortized into interest expense related to the discount recorded.

Information regarding the Debentures as of December 31, 2017 consisted of the following:

	Junior Subordinated Debentures Owed to Trusts	Carrying Value	Repricing Frequency	Interest Rate	Interest Rate Index	Maturity Date
IB Trust I	$5,155	$5,155	Quarterly	4.63%	LIBOR + 3.25%	March 2033
IB Trust II	3,093	3,093	Quarterly	4.21	LIBOR + 2.85	March 2034
IB Trust III	3,712	3,712	Quarterly	3.85	LIBOR + 2.40	December 2035
IB Centex Trust I	2,578	2,578	Quarterly	4.70	LIBOR + 3.25	February 2035
Community Group Statutory Trust I	3,609	3,609	Quarterly	3.19	LIBOR + 1.60	June 2037
Northstar Trust II	5,155	3,662	Quarterly	3.26	LIBOR + 1.67	June 2037
Northstar Trust III	8,248	5,845	Quarterly	3.26	LIBOR + 1.67	September 2037
	$31,550	$27,654

Note 13. Income Taxes

Income tax expense for the years ended December 31, 2017, 2016 and 2015 was as follows:

	Years Ended December 31,
	2017	2016	2015
Current income tax expense	$28,121	$28,440	$22,946
Deferred income tax expense (benefit)	11,526	(1,849)	(3,935)
Deferred income tax expense related to remeasurement of deferred taxes	5,528	—	—
Income tax expense, as reported	$45,175	$26,591	$19,011

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

A reconciliation between reported income tax expense and the amounts computed by applying the U.S. federal statutory income tax rate of 35% to income before income taxes for the years ended December 31, 2017, 2016 and 2015 is presented below:

	Years Ended December 31,
	2017	2016	2015
Income tax expense computed at the statutory rate	$42,590	$28,046	$20,229
Tax-exempt interest income from municipal securities	(1,357)	(619)	(624)
Tax-exempt loan income	(435)	(436)	(398)
Bank owned life insurance income	(962)	(472)	(377)
Non-deductible acquisition expenses	491	—	108
State taxes, net of federal benefit	241	—	—
Net tax benefit from stock based compensation	(1,323)	—	—
Deferred tax adjustment related to reduction in U.S. Federal statutory income tax rate	5,528	—	—
Other	402	72	73
	$45,175	$26,591	$19,011

The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, made significant changes to the U.S. tax law, including the reduction of the corporate income tax rate from 35% to 21%. As a result of enactment, we remeasured our deferred tax assets and liabilities based upon the newly enacted U.S. statutory federal income tax rate of 21%, which is the tax rate at which these assets and liabilities are expected to reverse in the future and, as noted above, recognized a tax expense related to the remeasurement of $5,528.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes.
The Company has completed its accounting under ASC 740 for all material deferred tax assets and liabilities. Provisional amounts have been recorded for certain immaterial items, such as Schedules K-1 from partnership investments and state apportionment. Material adjustments to provisional amounts are not anticipated during the SAB 118 measurement period.

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Components of deferred tax assets and liabilities are presented in the table below. As a result of the Tax Cuts and Jobs Act, deferred taxes as of December 31, 2017 are based on the newly enacted U.S. statutory federal income tax rate of 21%. Deferred taxes of December 31, 2016 are based on the previously enacted U.S. statutory federal income tax rate of 35%.

	December 31,
	2017	2016
Deferred tax assets:
Allowance for loan losses	$8,365	$11,057
NOL and tax credit carryforwards from acquisitions	6,791	383
Net unrealized loss on available for sale securities	349	912
Acquired loan fair market value adjustments	5,214	2,740
Restricted stock	791	1,363
Reserve for bonuses	479	1,946
Deferred loan fees	545	741
Securities	265	—
Start up costs	281	249
Other real estate owned	402	18
Unearned bankcard income	244	495
Deferred compensation	492	—
Noncompete agreements	526	—
Nonaccrual loans	414	70
Other	310	248
	25,468	20,222
Deferred tax liabilities:
Premises and equipment	(5,128)	(5,107)
Core deposit intangibles	(9,181)	(4,953)
Acquired junior subordinated debentures fair value adjustment	(818)	—
Securities	—	(218)
FHLB stock	(204)	(157)
Acquired tax accounting method changes	—	(156)
Prepaids	(153)	—
Acquired tax goodwill	(111)	—
Other	(110)	—
	(15,705)	(10,591)
Net deferred tax asset	$9,763	$9,631

At December 31, 2017, the Company had federal net operating loss carryforwards of approximately $26,795 which expire in various years from 2022 to 2032, federal tax credit carryovers of approximately $132 which will never expire and state net operating loss carryforwards of approximately $28,203 which expire in various years from 2028 to 2036. Deferred tax assets are recognized for net operating losses because the benefit is more likely than not to be realized. No valuation allowance for deferred tax assets was recorded at December 31, 2017 or 2016 as management believes it is more likely than not that all of the deferred tax assets will be realized.

The Company does not have any material uncertain tax positions and does not have any interest and penalties recorded in the income statement for the years ended December 31, 2017, 2016 and 2015. The Company files a consolidated income tax return in the US federal tax jurisdiction. The Company is no longer subject to examination by the US federal tax jurisdiction for years prior to 2014.

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Note 14. Commitments and Contingencies

Financial Instruments with Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of this instrument. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At December 31, 2017 and 2016, the approximate amounts of these financial instruments were as follows:

	December 31,
	2017	2016
Commitments to extend credit	$1,286,704	$865,668
Standby letters of credit	10,532	10,562
	$1,297,236	$876,230
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
Letters of credit are written conditional commitments used by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan arrangements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table above. If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of December 31, 2017 and 2016, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

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

Lease Commitments
The Company leases certain branch facilities and other facilities. Rent expense related to these leases amounted to $3,073, $2,114 and $1,762 for the years ended December 31, 2017, 2016 and 2015, respectively.

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

At December 31, 2017, minimum future rental payments due under noncancelable lease commitments were as follows:

First year	$2,794
Second year	2,324
Third year	2,105
Fourth year	1,947
Fifth year	1,357
Thereafter	4,707
$15,234

Note 15. Related Party Transactions

In the ordinary course of business, the Company has and expects to continue to have transactions, including loans to its officers, directors and their affiliates. In the opinion of management, such transactions are on the same terms as those prevailing at the time for comparable transactions with unaffiliated persons. Loan activity for officers, directors and their affiliates for the year ended December 31, 2017 is as follows:

Balance at beginning of year	$58,863
New loans	18,941
Repayments	(15,985)
Changes in affiliated persons	2,097
Balance at end of year	$63,916

See also Note 11 for related party borrowings.

Note 16. Employee Benefit Plans

The Company has a 401(k) profit sharing plan (Plan) which covers employees over the age of eighteen who have completed ninety days of credited service, as defined by the Plan. The Plan provides for “before tax” employee contributions through salary reduction contributions under Section 401(k) of the Internal Revenue Code. A participant may choose a salary reduction not to exceed the dollar limit set by law each year ($18 in 2017). Contributions by the Company and by participants are immediately fully vested. The Plan provides for the Company to make 401(k) matching contributions ranging from 50% to 100% depending upon the employee's years of service, but limited to 6% of the participant's eligible salary. The Plan also provides for the Company to make additional discretionary contributions to the Plan. The Company made contributions of approximately $2,070, $1,393 and $1,208 for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 17. Fair Value Measurements
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
The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of December 31, 2017 and 2016 by level within the ASC Topic 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Measured on a recurring basis:
Assets:
Securities available for sale:
U.S. treasuries	$37,154	$—	$37,154	$—
Government agency securities	211,509	—	211,509	—
Obligations of state and municipal subdivisions	229,613	—	229,613	—
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC, FHR and GNR	274,377	—	274,377	—
Other securities	10,349	10,349	—	—
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

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

In accordance with ASC Topic 820, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at December 31, 2017 and 2016, for which a nonrecurring change in fair value has been recorded:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Period Ended Total Losses
December 31, 2017
Measured on a nonrecurring basis:
Assets:
Impaired loans	$7,237	$—	$—	$7,237	$3,719
Other real estate owned	1,726	—	—	1,726	375

December 31, 2016
Measured on a nonrecurring basis:
Assets:
Impaired loans	$968	$—	$—	$968	$708
Other real estate owned	340	—	—	340	52

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
In addition, mortgage loans held for sale are required to be measured at the lower of cost or fair value. The fair value of mortgage loans held for sale is based upon binding quotes or bids from third party investors. As of December 31, 2017 and 2016, all mortgage loans held for sale were recorded at cost.

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

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instruments were as follows at December 31, 2017 and 2016:

			Fair Value Measurements at Reporting Date Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017
Financial assets:
Cash and cash equivalents	$431,102	$431,102	$431,102	$—	$—
Certificates of deposit held in other banks	12,985	13,049	—	13,049	—
Securities available for sale	763,002	763,002	10,349	752,653	—
Loans held for sale	39,202	40,436	—	40,436	—
Loans, net	6,432,273	6,350,416	—	6,343,179	7,237
FHLB of Dallas stock and other restricted stock	29,184	29,184	—	29,184	—
Accrued interest receivable	20,835	20,835	—	20,835	—
Financial liabilities:
Deposits	6,632,822	6,637,813	—	6,637,813	—
Accrued interest payable	4,654	4,654	—	4,654	—
FHLB advances	530,667	526,514	—	526,514	—
Other borrowings	136,911	141,650	—	141,650	—
Junior subordinated debentures	27,654	20,008	—	20,008	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2016
Financial assets:
Cash and cash equivalents	$505,027	$505,027	$505,027	$—	$—
Certificates of deposit held in other banks	2,707	2,733	—	2,733	—
Securities available for sale	316,435	316,435	—	316,435	—
Loans held for sale	9,795	9,795	—	9,795	—
Loans, net	4,539,063	4,532,364	—	4,532,086	278
FHLB of Dallas stock and other restricted stock	26,536	26,536	—	26,536	—
Accrued interest receivable	12,331	12,331	—	12,331	—
Financial liabilities:
Deposits	4,577,109	4,581,866	—	4,581,866	—
Accrued interest payable	4,020	4,020	—	4,020	—
FHLB advances	460,746	459,436	—	459,436	—
Other borrowings	107,299	110,000	—	110,000	—
Junior subordinated debentures	18,147	18,131	—	18,131	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Note 18. Stock Awards and Stock Warrants
The Company grants common stock awards to certain employees of the Company. The common stock awards issued prior to 2013 vest five years from the date the award was granted and the related compensation expense is recognized over the vesting period. In connection with the Company's initial public offering in April 2013, the Board of Directors adopted a new 2013 Equity Incentive Plan. Under this plan, the Compensation Committee may grant awards in the form of restricted stock, restricted stock rights, restricted stock units, qualified and nonqualified stock options, performance-based share awards and other equity-based awards. The Plan reserved 800,000 shares of common stock to be awarded by the Company’s compensation committee. As of December 31, 2017, there were 207,975 shares remaining available for grant for future awards. The shares currently issued under the 2013 Plan are restricted and will vest evenly over the required employment period, generally ranging from three to five years. Shares granted under a previous plan prior to 2012 and those in and subsequent to 2013 under the 2013 Equity Incentive Plan were issued at the date of grant and receive dividends. Shares issued under a revised plan in 2012 are not outstanding shares of the Company until they vest and do not receive dividends. During the year ended December 31, 2017, 25,760 shares that were issued under the 2012 Plan vested during the period. As of December 31, 2017, all stock awards issued under expired plans prior to 2013 are fully vested.
The following table summarizes the activity in nonvested shares for the years ended December 31, 2017 and 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2016	280,524	$36.88
Granted during the period	104,962	61.89
Vested during the period	(140,887)	34.18
Forfeited during the period	(2,543)	48.29
Nonvested shares, December 31, 2017	242,056	$49.17

Nonvested shares, December 31, 2015	373,572	$40.29
Granted during the period	88,220	31.92
Vested during the period	(153,766)	36.42
Forfeited during the period	(27,502)	31.75
Nonvested shares, December 31, 2016	280,524	$36.88
Compensation expense related to these awards is recorded based on the fair value of the award at the date of grant and totaled $4,688, $5,431 and $4,314 for the years ended December 31, 2017, 2016 and 2015, respectively. Compensation expense is recorded in salaries and employee benefits in the accompanying consolidated statements of income. At December 31, 2017, future compensation expense is estimated to be $8,136 and will be recognized over a remaining weighted average period of 2.63 years.
The fair value of common stock awards that vested during the years ended December 31, 2017, 2016 and 2015 was $8,597, $5,208 and $3,300, respectively. The Company has recorded $1,323 in excess tax benefits on vested restricted stock to income tax expense for the year ended December 31, 2017, as a result of adopting ASU 2016-09 as explained in Note 2. The Company recorded $(137) and $(72) to additional paid in capital, which represents the income tax deficiency recognized on the vested shares for the years ended December 31, 2016 and 2015, respectively.
There were no modifications of stock agreements during 2017, 2016 and 2015 that resulted in significant additional incremental compensation costs.
At December 31, 2017, the future vesting schedule of the nonvested shares is as follows:

First year	113,247
Second year	75,390
Third year	30,468
Fourth year	13,297
Fifth year	9,654
Total nonvested shares	242,056

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

The Company has warrants outstanding representing the right to purchase 147,341 shares of Company stock at $17.19 per share to certain Company directors and shareholders. The warrants were issued in return for the shareholders' agreement to repurchase the subordinated debt outstanding to an unaffiliated bank in the event of Company default. The warrants were recorded as equity awards at fair value and were being amortized over the term of the debt. The subordinated debt was paid off by the Company in 2013. The warrants expire in December 2018. During the year ended December 31, 2017, warrants to purchase 3,203 shares of common stock were exercised and have been issued by the Company. There were no warrants exercised during 2016.

Note 19. Regulatory Matters

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
When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company and Bank to maintain (i) a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus the 2.5% capital conservation buffer (7.0% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (10.5% upon full implementation) and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average quarterly assets.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Common Equity Tier 1 ("CET1") and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2017 and 2016, the Company and the Bank meet all capital adequacy requirements to which they are subject, including the capital buffer requirement.
As of December 31, 2017 and 2016, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized," the Bank must maintain minimum total risk based, CET1, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

The actual capital amounts and ratios of the Company and Bank as of December 31, 2017 and 2016, are presented in the following table:

	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Total capital to risk weighted assets:
Consolidated	$897,760	12.56%	$572,025	8.00%	N/A	N/A
Bank	867,082	12.15	571,142	8.00	$713,928	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	718,358	10.05	429,019	6.00	N/A	N/A
Bank	827,680	11.59	428,357	6.00	571,142	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	687,006	9.61	321,764	4.50	N/A	N/A
Bank	827,680	11.59	321,268	4.50	464,053	6.50
Tier 1 capital to average assets:
Consolidated	718,358	8.92	322,124	4.00	N/A	N/A
Bank	827,680	10.30	321,384	4.00	401,730	5.00

December 31, 2016
Total capital to risk weighted assets:
Consolidated	$568,808	11.38%	$399,698	8.00%	N/A	N/A
Bank	558,551	11.19	399,497	8.00	$499,371	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	427,217	8.55	299,774	6.00	N/A	N/A
Bank	526,960	10.55	299,623	6.00	399,497	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	409,617	8.20	224,830	4.50	N/A	N/A
Bank	526,960	10.55	224,717	4.50	324,591	6.50
Tier 1 capital to average assets:
Consolidated	427,217	7.82	218,612	4.00	N/A	N/A
Bank	526,960	9.65	218,517	4.00	273,146	5.00

Note 20.    Business Combinations

Integrity Bancshares, Inc.

On November 28, 2017, the Company announced that it entered into a definitive agreement to acquire Integrity Bancshares, Inc. and its subsidiary, Integrity Bank, SSB, Houston, Texas (Integrity). Under the terms of the agreement, the Company will issue 2,072,131 shares of the Company's common stock and pay cash in the aggregate amount of $31.6 million to the shareholders and option holders of Integrity. The merger has been approved by the Boards of Directors of both companies and is expected to close during the second quarter of 2018, although delays may occur. The transaction is subject to certain conditions, including the approval by shareholders of Independent Bank Group, Integrity Bancshares and customary regulatory approvals.

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Carlile Bancshares, Inc.

On April 1, 2017, the Company acquired 100% of the outstanding stock of Carlile. This transaction resulted in 24 additional branches in the DFW Metroplex and Austin area as well as 18 branches in Colorado. The Company issued 8,804,699 shares of Company stock and paid $17,773 in cash for the outstanding shares of Carlile common stock. During the fourth quarter of 2017, the Company sold nine of the acquired Colorado branches as part of the Northstar branch integration process (see Note 21).

The Company has recognized total goodwill of $363,139 which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair market value of identifiable assets acquired. The fair value of the consideration exchanged related to the Company's stock was calculated based upon the closing market price of the Company's stock as of March 31, 2017. The goodwill in this acquisition resulted from a combination of expected synergies and entrance into desirable Texas and Colorado markets. None of the goodwill recognized is expected to be deductible for income tax purposes.

The Company has incurred expenses related to the acquisition of approximately $15,648 for the year ended December 31, 2017 which are included in noninterest expense in the consolidated statements of income. The Company incurred expenses of $659 during the year ended December 31, 2016. In addition, as of December 31, 2017, the Company paid offering costs totaling $942 which were recorded as a reduction to stock issuance proceeds through additional paid in capital.

Fair values of the assets acquired and liabilities assumed in this transaction as of the closing date and subsequent measurement period adjustments are as follows:

	Initially Recorded at Acquisition Date	Measurement Period Adjustments	Adjusted Values
Assets of acquired bank:
Cash and cash equivalents	$148,444	$—	$148,444
Certificates of deposit held in other banks	11,025	—	11,025
Securities available for sale	336,540	—	336,540
Loans	1,384,041	169	1,384,210
Premises and equipment	63,561	(395)	63,166
Other real estate owned	9,976	1,236	11,212
Goodwill	362,993	146	363,139
Core deposit intangible	36,717	—	36,717
Other assets	89,624	78	89,702
Total assets acquired	$2,442,921	$1,234	$2,444,155

Liabilities of acquired bank:
Deposits	$1,825,181	$—	$1,825,181
Junior subordinated debentures	9,359	—	9,359
Other liabilities	24,466	1,234	25,700
Total liabilities assumed	$1,859,006	$1,234	$1,860,240
Common stock issued at $64.30 per share	$566,142	$—	$566,142
Cash paid	$17,773	$—	$17,773

The nature of the measurement period adjustments noted in the table above was a result of information obtained subsequent to our initial reporting of provisional fair values but prior to finalizing our fair values as of December 31, 2017. Such information was determined to be a condition in existence as of acquisition date. The income effects resulting from the recorded measurement period adjustments during the year ending December 31, 2017 are immaterial for separate disclosure.

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Non-credit impaired loans had a fair value of $1,298,442 at acquisition date and contractual balance of $1,309,360. As of acquisition date, the Company expects that an insignificant amount of the contractual balance of these loans will be uncollectible. The difference of $10,918 will be recognized into interest income as an adjustment to yield over the life of the loans.

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

	December 31,
(Dollars in thousands)	2017	2016
Interest income	$330,792	$300,202
Noninterest income	48,165	48,016
Total Revenue	378,957	348,218
Net income (1)	90,700	67,029
Net income attributable to noncontrolling interests	—	(315)
Net income to common stockholders	$90,700	$66,714
Basic earnings per share	$3.26	$2.41
Diluted earnings per share	$3.25	$2.40

(1) Excludes acquisition, restructure, conversion, severance and retention related costs incurred by the Company of $15,648 and $659 for the years ended December 31, 2017 and 2016, respectively, and acquisition / change of control related costs incurred by Carlile of $0 and $15,687 for the years ended December 31, 2017 and 2016, respectively, and related tax effects.

Revenues and earnings of the acquired company since the acquisition date have not been disclosed as Carlile was merged into the Company and separate financial information is not readily available.

Note 21. Branch Sales

During September 2017, the Company sold its Marble Falls, Texas branch to an unaffiliated institution. As a result of this branch sale, the Company transferred deposits of $17,508, including accrued interest, for a deposit premium of $336, and loans, including interest, of $5,424. The Company reduced net core deposit intangibles associated with this branch by $385 and recognized a loss of $116 on the sale.

During October 2017, the Company sold nine Colorado branches to an unaffiliated institution. As a result of this sale, the Company transferred deposits and interest of $160,771 for a deposit premium of $6,771. The assets sold included loans and interest of $100,584 and property and equipment of $7,473. The company reduced net core deposit intangibles associated with these branches by $2,626 and recognized a gain of $3,033.

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Note 22. Parent Company Only Financial Statements

The following balance sheets, statements of income and statements of cash flows for Independent Bank Group, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.
Balance Sheets

	December 31,
Assets	2017	2016
Cash and cash equivalents	$9,400	$9,265
Investment in subsidiaries	1,484,217	789,708
Investment in Trusts	950	547
Other assets	10,093	1,969
Total assets	$1,504,660	$801,489

Liabilities and Stockholders' Equity
Other borrowings	$136,911	$107,299
Junior subordinated debentures	27,654	18,147
Other liabilities	4,077	3,678
Total liabilities	168,642	129,124

Stockholders' equity:
Common stock	283	189
Additional paid-in capital	1,151,990	555,325
Retained earnings	184,232	117,951
Accumulated other comprehensive loss	(487)	(1,100)
Total stockholders' equity	1,336,018	672,365
Total liabilities and stockholders' equity	$1,504,660	$801,489

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Statements of Income

	Years Ended December 31,
	2017	2016	2015
Interest expense:
Interest on other borrowings	$6,873	$5,426	$4,282
Interest on junior subordinated debentures	1,162	621	539
Total interest expense	8,035	6,047	4,821
Noninterest income:
Dividends from subsidiaries	29,563	36,018	35,250
Other	32	25	16
Total noninterest income	29,595	36,043	35,266
Noninterest expense:
Salaries and employee benefits	5,175	6,226	4,270
Professional fees	546	523	546
Acquisition expense, including legal	12,767	1,380	1,282
Other	1,614	1,126	1,217
Total noninterest expense	20,102	9,255	7,315
Income before income tax benefit and equity in undistributed income of subsidiaries	1,458	20,741	23,130
Income tax benefit	8,890	5,339	4,121
Income before equity in undistributed income of subsidiaries	10,348	26,080	27,251
Equity in undistributed income of subsidiaries	66,164	27,460	11,535
Net income	$76,512	$53,540	$38,786

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Statements of Cash Flows

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$76,512	$53,540	$38,786
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(66,164)	(27,460)	(11,535)
Amortization of discount and origination costs on other borrowings	505	241	—
Stock based compensation expense	4,688	5,431	4,314
Excess tax benefit on restricted stock vested	(1,323)	—	—
Deferred tax expense (benefit)	11,782	(205)	(330)
Net change in other assets	(6,750)	—	2,101
Net change in other liabilities	(1,663)	1,038	(63)
Net cash provided by operating activities	17,587	32,585	33,273

Cash flows from investing activities:
Capital investment in subsidiaries	(50,050)	(57,000)	—
Cash received from acquired banks	5,418	—	—
Cash paid in connection with acquisitions	(17,773)	—	(24,103)
Net cash used in investing activities	(62,405)	(57,000)	(24,103)

Cash flows from financing activities:
Repayments of other borrowings	—	(5,798)	(1,932)
Net proceeds from other borrowings	29,255	43,150	—
Proceeds from exercise of common stock warrants	55	—	—
Offering costs paid in connection with acquired banks	(942)	—	(568)
Net proceeds from issuance of common stock	26,816	19,929	—
Redemption of preferred stock	—	(23,938)	—
Dividends paid	(10,231)	(6,287)	(5,819)
Net cash provided by (used in) financing activities	44,953	27,056	(8,319)
Net change in cash and cash equivalents	135	2,641	851
Cash and cash equivalents at beginning of year	9,265	6,624	5,773
Cash and cash equivalents at end of year	$9,400	$9,265	$6,624

Note 23. Subsequent Events

Corporate Headquarters Contract

On January 18, 2018, the Company entered into an agreement with an independent contractor for the oversight and construction of the Company's new corporate headquarters office building in McKinney, Texas. The 165,000 square foot building is estimated to cost approximately $50,000 and expected to be completed in early 2019.

Declaration of Dividends

On January 31, 2018, the Company declared a quarterly cash dividend in the amount of $0.12 per share of common stock to the stockholders of record on February 12, 2018. The dividend totaling $3,401 was paid on February 22, 2018.

ITEM 16. FORM 10-K SUMMARY

The Company has not elected to include a summary of the information required in this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of McKinney, Texas, on February 27, 2018.

Independent Bank Group, Inc. (Registrant)

Date:	February 27, 2018	By: /s/ David R. Brooks

David R. Brooks
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David R. Brooks	Chairman, Chief Executive Officer, President, and Director (Principal Executive Officer)	February 27, 2018
David R. Brooks

/s/ Michelle S. Hickox	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 27, 2018
Michelle S. Hickox

/s/ Daniel W. Brooks	Vice Chairman, Chief Risk Officer and Director	February 27, 2018
Daniel W. Brooks

/s/ Douglas A. Cifu	Director	February 27, 2018
Douglas A. Cifu

/s/ Christopher M. Doody	Director	February 27, 2018
Christopher M. Doody

/s/ William E. Fair	Director	February 27, 2018
William E. Fair

/s/ Mark K. Gormley	Director	February 27, 2018
Mark K. Gormley

/s/ Craig E. Holmes	Director	February 27, 2018
Craig E. Holmes

/s/ J. Webb Jennings III	Director	February 27, 2018
J. Webb Jennings III

/s/ Tom C. Nichols	Director	February 27, 2018
Tom C. Nichols

/s/ Donald L. Poarch	Director	February 27, 2018
Donald L. Poarch

/s/ G. Stacy Smith	Director	February 27, 2018
G. Stacy Smith

/s/ Michael T. Viola	Director	February 27, 2018
Michael T. Viola