Form 10-Q
period 2018-03-31
Independent Bank Group, Inc.
filed 2018-04-26
CIK 1564618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2018.
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
		Smaller reporting company	☐
		Emerging growth company	☐
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
Common Stock, Par Value $0.01 Per Share – 28,372,135 shares as of April 24, 2018.

INDEPENDENT BANK GROUP, INC. AND SUBSIDIARIES
Form 10-Q
March 31, 2018

***

Independent Bank Group, Inc. and Subsidiaries

Consolidated Balance Sheets
March 31, 2018 (unaudited) and December 31, 2017
(Dollars in thousands, except share information)

	March 31,	December 31,
Assets	2018	2017
Cash and due from banks	$275,652	$187,574
Interest-bearing deposits in other banks	122,450	243,528
Cash and cash equivalents	398,102	431,102
Certificates of deposit held in other banks	9,800	12,985
Securities available for sale, at fair value	762,662	763,002
Loans held for sale	28,017	39,202
Loans, net	6,607,620	6,432,273
Premises and equipment, net	147,367	147,835
Other real estate owned	5,463	7,126
Federal Home Loan Bank (FHLB) of Dallas stock and other restricted stock	29,324	29,184
Bank-owned life insurance (BOLI)	113,909	113,170
Deferred tax asset	11,280	9,763
Goodwill	621,458	621,458
Core deposit intangible, net	41,913	43,244
Other assets	34,099	34,119
Total assets	$8,811,014	$8,684,463

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$1,836,929	$1,907,770
Interest-bearing	4,957,731	4,725,052
Total deposits	6,794,660	6,632,822
FHLB advances	480,646	530,667
Other borrowings	136,990	136,911
Junior subordinated debentures	27,704	27,654
Other liabilities	16,315	20,391
Total liabilities	7,456,315	7,348,445
Commitments and contingencies
Stockholders’ equity:
Preferred stock (0 and 0 shares outstanding, respectively)	—	—
Common stock (28,362,973 and 28,254,893 shares outstanding, respectively)	284	283
Additional paid-in capital	1,153,553	1,151,990
Retained earnings	210,028	184,232
Accumulated other comprehensive loss	(9,166)	(487)
Total stockholders’ equity	1,354,699	1,336,018
Total liabilities and stockholders’ equity	$8,811,014	$8,684,463
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Income
Three Months Ended March 31, 2018 and 2017 (unaudited)
(Dollars in thousands, except per share information)

	Three Months Ended March 31,
	2018	2017
Interest income:
Interest and fees on loans	$83,275	$53,744
Interest on taxable securities	2,903	764
Interest on nontaxable securities	1,193	541
Interest on interest-bearing deposits and other	743	890
Total interest income	88,114	55,939
Interest expense:
Interest on deposits	9,799	5,029
Interest on FHLB advances	1,886	1,171
Interest on other borrowings	2,102	1,705
Interest on junior subordinated debentures	360	167
Total interest expense	14,147	8,072
Net interest income	73,967	47,867
Provision for loan losses	2,695	2,023
Net interest income after provision for loan losses	71,272	45,844
Noninterest income:
Service charges on deposit accounts	3,485	1,927
Mortgage banking revenue	3,414	1,267
Gain on sale of other real estate	60	—
Loss on sale of securities available for sale	(224)	—
(Loss) gain on sale of premises and equipment	(8)	5
Increase in cash surrender value of BOLI	739	399
Other	1,989	985
Total noninterest income	9,455	4,583
Noninterest expense:
Salaries and employee benefits	25,168	16,837
Occupancy	5,664	3,872
Data processing	2,405	1,288
FDIC assessment	741	878
Advertising and public relations	385	297
Communications	941	475
Other real estate owned expenses, net	90	37
Impairment of other real estate	85	—
Core deposit intangible amortization	1,331	492
Professional fees	1,119	773
Acquisition expense, including legal	545	146
Other	6,484	2,933
Total noninterest expense	44,958	28,028
Income before taxes	35,769	22,399
Income tax expense	6,805	6,728
Net income	$28,964	$15,671
Basic earnings per share	$1.02	$0.83
Diluted earnings per share	$1.02	$0.82

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2018 and 2017 (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$28,964	$15,671
Other comprehensive income (loss) before tax:
Change in net unrealized gains (losses) on available for sale securities during the year	(10,915)	2,000
Reclassification adjustment for loss on sale of securities available for sale included in net income	224	—
Other comprehensive income (loss) before tax	(10,691)	2,000
Income tax expense (benefit)	(2,245)	700
Other comprehensive income (loss), net of tax	(8,446)	1,300
Comprehensive income	$20,518	$16,971

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2018 and 2017 (unaudited)
(Dollars in thousands, except for par value, share and per share information)

	Preferred Stock $.01 Par Value 10 million shares authorized	Common Stock $.01 Par Value 100 million shares authorized		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
		Shares	Amount
Balance, December 31, 2017	$—	28,254,893	$283	$1,151,990	$184,232	$(487)	$1,336,018
Cumulative effect of change in accounting principle	—	—	—	—	233	(233)	—
Net income	—	—	—	—	28,964	—	28,964
Other comprehensive loss, net of tax	—	—	—	—	—	(8,446)	(8,446)
Restricted stock forfeited	—	(606)	—	—	—	—	—
Restricted stock granted	—	99,812	1	(1)		—	—
Stock based compensation expense	—	—	—	1,412	—	—	1,412
Exercise of warrants	—	8,874	—	152	—	—	152
Cash dividends ($0.12 per share)	—	—	—	—	(3,401)	—	(3,401)
Balance, March 31, 2018	$—	28,362,973	$284	$1,153,553	$210,028	$(9,166)	$1,354,699

Balance, December 31, 2016	$—	18,870,312	$189	$555,325	$117,951	$(1,100)	$672,365
Net income	—	—	—	—	15,671	—	15,671
Other comprehensive income, net of tax	—	—	—	—	—	1,300	1,300
Restricted stock granted	—	51,667	—	—	—	—	—
Stock based compensation expense	—	—	—	970	—	—	970
Exercise of warrants	—	3,203	—	55	—	—	55
Cash dividends ($0.10 per share)	—	—	—	—	(1,892)	—	(1,892)
Balance, March 31, 2017	$—	18,925,182	$189	$556,350	$131,730	$200	$688,469

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Three Months Ended March 31, 2018 and 2017 (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$28,964	$15,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,050	1,763
Accretion of income recognized on acquired loans	(3,503)	(480)
Amortization of core deposit intangibles	1,331	492
Amortization of premium on securities, net	1,175	721
Amortization of discount and origination costs on borrowings	158	89
Stock based compensation expense	1,412	970
Excess tax benefit on restricted stock vested	(349)	(724)
FHLB stock dividends	(140)	(88)
Loss on sale of securities available for sale	224	—
Loss (gain) on sale of premises and equipment	8	(5)
Gain on sale of other real estate owned	(60)	—
Impairment of other real estate	85	—
Deferred tax expense	729	981
Provision for loan losses	2,695	2,023
Increase in cash surrender value of BOLI	(739)	(399)
Originations of loans held for sale	(97,009)	(51,631)
Proceeds from sale of loans held for sale	108,194	56,345
Net change in other assets	19	(2,008)
Net change in other liabilities	(3,756)	3,201
Net cash provided by operating activities	41,488	26,921
Cash flows from investing activities:
Proceeds from maturities, calls and pay downs of securities available for sale	32,333	17,241
Proceeds from sale of securities available for sale	14,801	—
Purchases of securities available for sale	(58,884)	(43,868)
Purchases of certificates of deposits held in other banks	—	(3,185)
Proceeds from maturities of certificates of deposits held in other banks	3,185	—
Net purchases of FHLB stock	—	(48)
Net loans originated held for investment	(214,533)	(129,883)
Net proceeds from pay-offs of mortgage warehouse purchase loans	39,994	—
Additions to premises and equipment	(1,594)	(155)
Proceeds from sale of premises and equipment	4	9
Proceeds from sale of other real estate owned	1,638	—
Capitalized additions to other real estate	—	(174)
Net cash used in investing activities	(183,056)	(160,063)
Cash flows from financing activities:
Net increase in demand deposits, money market and savings accounts	191,218	141,116
Net increase (decrease) in time deposits	(29,380)	3,978
Proceeds from FHLB advances	275,000	—
Repayments of FHLB advances	(325,021)	(19)
Proceeds from exercise of common stock warrants	152	55
Dividends paid	(3,401)	(1,892)
Net cash provided by financing activities	108,568	143,238
Net change in cash and cash equivalents	(33,000)	10,096
Cash and cash equivalents at beginning of year	431,102	505,027
Cash and cash equivalents at end of period	$398,102	$515,123

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Note 1. Summary of Significant Accounting Policies
Nature of Operations: Independent Bank Group, Inc. (IBG) through its subsidiary, Independent Bank, a Texas state banking corporation (Bank) (collectively known as the Company), provides a full range of banking services to individual and corporate customers in the North, Central and Southeast, Texas areas and along the Colorado Front Range, through its various branch locations in those areas. The Company is engaged in traditional community banking activities, which include commercial and retail lending, deposit gathering, investment and liquidity management activities. The Company’s primary deposit products are demand deposits, money market accounts and certificates of deposit, and its primary lending products are commercial business and real estate, real estate mortgage and consumer loans.
Basis of Presentation: The accompanying consolidated financial statements include the accounts of IBG, its wholly-owned subsidiaries, the Bank, IBG Adriatica Holdings, Inc. (Adriatica) and Carlile Capital, LLC and the Bank’s wholly-owned subsidiaries, IBG Real Estate Holdings, Inc., IBG Real Estate Holdings II, Inc., IBG Aircraft Company III, Preston Grand, Inc., CFRH II, LLC, McKinney Avenue Holdings, Inc. and its wholly owned subsidiary, McKinney Avenue Holdings SPE 1, Inc. Adriatica, CFRH II, LLC, McKinney Avenue Holdings, Inc. and its subsidiary are currently not active entities.
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
The consolidated interim financial statements are unaudited, but include all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented. All such adjustments were of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company's Annual Report of Form10-K for the year ended December 31, 2017. The consolidated statement of condition at December 31, 2017 had been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
Segment Reporting: The Company has one reportable segment. The Company’s chief operating decision-maker uses consolidated results to make operating and strategic decisions.

Recently Adopted Accounting Pronouncements: ASU 2016-01, Financial Instruments─Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities was effective for the Company on January 1, 2018. The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. Previously, the Company valued their financial instruments that are not measured at fair value in the financial statements using an entry price notion. This ASU emphasized that these instruments be measured using the exit price notion and clarified that entities should not make use of the practicability exception in determining the fair value of loans. Accordingly, the Company refined the calculation used to determine the disclosed fair value of loans as part of adopting this standard. The impact of this change was not significant to the Company's disclosures. See Note 7 -Fair Value Measurement. The adoption of the remaining provisions had no impact on the Company's consolidated financial statements.

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The Company elected to early adopt and apply the guidance at the beginning of the period, effective January 1, 2018. The amendments in this update allow reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (TCJA) which was signed into law on December 22, 2017. The impact of adopting the amendment resulted in a cumulative effect adjustment to the consolidated balance sheet as of January 1, 2018 to reclassify approximately $233 of tax expense from accumulated other comprehensive loss to retained earnings as reflected in the accompanying Consolidated Statements of Changes in Stockholders' Equity.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606) was effective for the Company on January 1, 2018. ASU 2014-09 amends existing guidance related to revenue from contracts with customers. The amendments state that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 affects entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The Company's revenue consists of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and noninterest income. The Company has applied ASU 2014-09 using the modified retrospective approach to all existing contracts with customers covered under the scope of the standard. The adoption of this ASU was not significant to the Company and had no material effect on how the Company recognizes revenue nor did it result in a cumulative effect adjustment or any presentation changes to the consolidated financial statements. See below for additional information related to revenue generated from contracts with customers.

Revenue Recognition: ASC Topic 606, Revenue from Contracts with Customers, establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The majority of the Company's revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as loans, letters of credit, and investment securities, as well as revenue related to mortgage banking activities, and BOLI, as these activities are subject to other accounting guidance. Descriptions of revenue-generating activities that are within the scope of ASC 606, and are presented in the accompanying Consolidated Statements of Income as components of noninterest income, are as follows:

•
Service charges on deposit accounts - these represent general service fees for monthly account maintenance and activity- or-transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when the performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for such performance obligations are generally received at the time the performance obligations are satisfied.

•
Gains/losses on the sale of other real estate owned - generally recognized when the performance obligation is complete which is typically at delivery of control over the property to the buyer at time of each real estate closing.

•
Other noninterest income - includes the Company's correspondent bank earnings credit, mortgage warehouse purchase program fees, acquired loan recoveries, wealth management referral income, other deposit fees, and merchant interchange income. The majority of these fees in other noninterest income are not subject to the requirements of ASC 606. The wealth management referral fees, other deposit fees and merchant interchange income are in the scope of ASC 606, and payment for such performance obligations are generally received at the time the performance obligations are satisfied.

The Company has made no significant judgments in applying the revenue guidance prescribed in ASC 606 that affect the determination of the amount and timing of revenue from the above-described contracts with customers.

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
Earnings per share: Basic earnings per common share are net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. The unvested share-based payment awards that contain rights to non forfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock warrants. The participating nonvested common stock was not included in dilutive shares as it was anti-dilutive for the three months ended March 31, 2018 and 2017. Proceeds from the assumed exercise of dilutive stock warrants are assumed to be used to repurchase common stock at the average market price.
The following table presents a reconciliation of net income available to common shareholders and the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended March 31,
	2018	2017
Basic earnings per share:
Net income	$28,964	$15,671
Less:
Undistributed earnings allocated to participating securities	245	176
Dividends paid on participating securities	33	24
Net income available to common shareholders	$28,686	$15,471
Weighted-average basic shares outstanding	28,049,014	18,667,274
Basic earnings per share	$1.02	$0.83
Diluted earnings per share:
Net income available to common shareholders	$28,686	$15,471
Total weighted-average basic shares outstanding	28,049,014	18,667,274
Add dilutive stock warrants	105,353	107,132
Total weighted-average diluted shares outstanding	28,154,367	18,774,406
Diluted earnings per share	$1.02	$0.82
Anti-dilutive participating securities	118,900	126,847

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

	Three Months Ended March 31,
	2018	2017
Cash transactions:
Interest expense paid	$15,330	$9,694
Income taxes paid	$—	$—
Noncash transactions:
Transfers of loans to other real estate owned	$—	$750
Securities purchased, not yet settled	$—	$6,068

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Note 3. Securities Available for Sale
Securities available for sale have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at March 31, 2018 and December 31, 2017, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
March 31, 2018
U.S. treasuries	$35,449	$—	$(553)	$34,896
Government agency securities	207,292	28	(3,602)	203,718
Obligations of state and municipal subdivisions	218,239	863	(4,020)	215,082
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC, FHS, FHR and GNR	314,035	504	(5,573)	308,966
	$775,015	$1,395	$(13,748)	$762,662
December 31, 2017
U.S. treasuries	$37,480	$—	$(326)	$37,154
Government agency securities	213,649	83	(2,223)	211,509
Obligations of state and municipal subdivisions	228,782	2,118	(1,287)	229,613
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC, FHR and GNR	274,356	1,229	(1,208)	274,377
Other securities	10,397	—	(48)	10,349
	$764,664	$3,430	$(5,092)	$763,002
Securities with a carrying amount of approximately $270,878 and $238,344 at March 31, 2018 and December 31, 2017, respectively, were pledged to secure public fund deposits and repurchase agreements.

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Proceeds from sale of securities available for sale and gross gains and gross losses for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
Proceeds from sale	$14,801	$—
Gross gains	$15	$—
Gross losses	$239	$—
The amortized cost and estimated fair value of securities available for sale at March 31, 2018, by contractual maturity, are shown below. Maturities of pass-through certificates will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2018
	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$101,216	$100,888
Due from one year to five years	176,765	173,894
Due from five to ten years	85,936	83,478
Thereafter	97,063	95,436
	460,980	453,696
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC, FHS, FHR and GNR	314,035	308,966
	$775,015	$762,662

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The number of securities, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2018 and December 31, 2017, are summarized as follows:

	Less Than 12 Months			Greater Than 12 Months			Total
Description of Securities	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Securities Available for Sale
March 31, 2018
U.S. treasuries	4	$16,854	$(450)	3	$18,042	$(103)	$34,896	$(553)
Government agency securities	42	120,230	(2,162)	34	79,155	(1,440)	199,385	(3,602)
Obligations of state and municipal subdivisions	313	137,154	(2,627)	66	30,245	(1,393)	167,399	(4,020)
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC, FHS, FHR and GNR	129	256,057	(4,632)	13	28,995	(941)	285,052	(5,573)
	488	$530,295	$(9,871)	116	$156,437	$(3,877)	$686,732	$(13,748)
December 31, 2017
U.S. treasuries	7	$34,053	$(267)	1	$3,101	$(59)	$37,154	$(326)
Government agency securities	51	142,991	(1,155)	27	60,030	(1,068)	203,021	(2,223)
Obligations of state and municipal subdivisions	202	87,625	(564)	54	26,883	(723)	114,508	(1,287)
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC, FHR and GNR	55	125,970	(834)	10	25,398	(374)	151,368	(1,208)
Other securities	1	10,349	(48)	—	—	—	10,349	(48)
	316	$400,988	$(2,868)	92	$115,412	$(2,224)	$516,400	$(5,092)
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

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Note 4. Loans, Net and Allowance for Loan Losses
Loans, net, at March 31, 2018 and December 31, 2017, consisted of the following:

	March 31,	December 31,
	2018	2017
Commercial	$1,035,985	$1,059,984
Real estate:
Commercial	3,498,483	3,369,892
Commercial construction, land and land development	806,415	744,868
Residential	916,355	892,293
Single family interim construction	284,490	289,680
Agricultural	78,782	82,583
Consumer	31,633	34,639
Other	238	304
	6,652,381	6,474,243
Deferred loan fees	(2,801)	(2,568)
Allowance for loan losses	(41,960)	(39,402)
	$6,607,620	$6,432,273

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
Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. The Company’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. These cash flows, however, may not be as expected and the value of collateral securing the loans may fluctuate. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short term loans may be made on an unsecured basis. Additionally, our commercial loan portfolio includes loans made to customers in the energy industry, which is a complex, technical and cyclical industry. Experienced bankers with specialized energy lending experience originate our energy loans. Companies in this industry produce, extract, develop, exploit and explore for oil and natural gas. Loans are primarily collateralized with proven producing oil and gas reserves based on a technical evaluation of these reserves. At March 31, 2018 and December 31, 2017, there were approximately $99,738 and $90,323 of exploration and production (E&P) energy loans outstanding, respectively. Additionally, with the acquisition of Carlile in second quarter of 2017, the Company acquired a mortgage warehouse purchase program, which provides a mortgage warehouse lending vehicle to third party mortgage bankers across a broad geographic scale. The mortgage loans are underwritten, in part, on approved investor takeout commitments. These loans have a very short duration ranging between 10 days and 15 days. In some cases, loans to larger mortgage originators may be financed for up to 60 days. These loans are reported as commercial loans since the loans are secured by notes receivable, not real estate. As of March 31, 2018 and December 31, 2017, mortgage warehouse purchase loans outstanding totaled $124,700 and $164,694, respectively.
Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. Management monitors the diversification of the portfolio on a quarterly basis by type and geographic location. Management also tracks the level of owner occupied property versus non owner occupied property. At March 31, 2018, the portfolio consisted of approximately 34% of owner occupied property.

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
Most of the Company’s lending activity occurs within the State of Texas, primarily in the north, central and southeast Texas regions. With the acquisition of Carlile, the Company expanded into the State of Colorado, specifically along the Front Range area. As of March 31, 2018, loans in the Colorado region represented about 6% of the total portfolio. A large percentage of the Company’s portfolio consists of commercial and residential real estate loans. As of March 31, 2018 and December 31, 2017, there were no concentrations of loans related to a single industry in excess of 10% of total loans.
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
Loans requiring an allocated loan loss provision are generally identified at the servicing officer level based on review of weekly past due reports and/or the loan officer’s communication with borrowers. In addition, past due loans are discussed at weekly officer loan committee meetings to determine if classification is warranted. The Company’s credit department has implemented an internal risk based loan review process to identity potential internally classified loans that supplements the annual independent external loan review. The external review generally covers all loans greater than $4,125 annually. These reviews include analysis of borrower’s financial condition, payment histories and collateral values to determine if a loan should be internally classified. Generally, once classified, an impaired loan analysis is completed by the credit department to determine if the loan is impaired and the amount of allocated allowance required.
The Texas and Colorado economies, specifically the Company’s lending area of north, central and southeast Texas and the Colorado Front Range area, continued to be strong in the first quarter of 2018. The Texas economy is the second largest in the nation, out-pacing the U.S. economy in job creation and employment growth. Overall, the forecast is strong with continued growth in the manufacturing and service sectors and rising activity in the energy sector. While the current economic outlook remains optimistic, future and long-term concerns continue to include the tightening labor markets, decreased housing affordability, energy price volatility and trade uncertainty. The risk of loss associated with all segments of the portfolio could increase due to these factors.
The economy and other risk factors are minimized by the Company’s underwriting standards, which include the following principles: 1) financial strength of the borrower including strong earnings, high net worth, significant liquidity and acceptable debt to worth ratio, 2) managerial business competence, 3) ability to repay, 4) loan to value, 5) projected cash flow and 6) guarantor financial statements as applicable. The following is a summary of the activity in the allowance for loan losses by loan class for the three months ended March 31, 2018 and 2017:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
Three Months Ended March 31, 2018
Balance at the beginning of period	$10,599	$23,301	$3,447	$1,583	$250	$205	$(32)	$49	$39,402
Provision for loan losses	1,740	926	143	53	(2)	(10)	71	(226)	2,695
Charge-offs	(82)	(11)	(3)	—	—	(16)	(48)	—	(160)
Recoveries	4	3	2	—	—	1	13	—	23
Balance at end of period	$12,261	$24,219	$3,589	$1,636	$248	$180	$4	$(177)	$41,960

Three months ended March 31, 2017
Balance at the beginning of period	$8,593	$18,399	$2,760	$1,301	$207	$242	$29	$60	$31,591
Provision for loan losses	(590)	2,048	67	235	(6)	64	23	182	2,023
Charge-offs	—	—	—	(134)	—	(56)	(22)	—	(212)
Recoveries	2	20	1	—	—	2	4	—	29
Balance at end of period	$8,005	$20,467	$2,828	$1,402	$201	$252	$34	$242	$33,431

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The following table details the amount of the allowance for loan losses and recorded investment in loans by class as of March 31, 2018 and December 31, 2017:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
March 31, 2018
Allowance for losses:
Individually evaluated for impairment	$3,961	$300	$—	$—	$—	$1	$—	$—	$4,262
Collectively evaluated for impairment	8,300	23,919	3,589	1,636	248	179	4	(177)	37,698
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance	$12,261	$24,219	$3,589	$1,636	$248	$180	$4	$(177)	$41,960

Loans:
Individually evaluated for impairment	$9,314	$3,335	$2,124	$—	$—	$54	$—	$—	$14,827
Collectively evaluated for impairment	1,017,373	4,231,756	911,345	284,490	75,657	31,560	238	—	6,552,419
Acquired with deteriorated credit quality	9,298	69,807	2,886	—	3,125	19	—	—	85,135
Ending balance	$1,035,985	$4,304,898	$916,355	$284,490	$78,782	$31,633	$238	$—	$6,652,381

December 31, 2017
Allowance for losses:
Individually evaluated for impairment	$3,500	$311	$—	$—	$—	$2	$—	$—	$3,813
Collectively evaluated for impairment	7,099	22,990	3,447	1,583	250	203	(32)	49	35,589
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance	$10,599	$23,301	$3,447	$1,583	$250	$205	$(32)	$49	$39,402

Loans:
Individually evaluated for impairment	$10,297	$3,054	$1,727	$—	$—	$74	$—	$—	$15,152
Collectively evaluated for impairment	1,037,401	4,039,332	887,292	289,680	78,646	34,544	304	—	6,367,199
Acquired with deteriorated credit quality	12,286	72,374	3,274	—	3,937	21	—	—	91,892
Ending balance	$1,059,984	$4,114,760	$892,293	$289,680	$82,583	$34,639	$304	$—	$6,474,243

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Nonperforming loans by loan class (excluding loans acquired with deteriorated credit quality) at March 31, 2018 and December 31, 2017, are summarized as follows:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
March 31, 2018
Nonaccrual loans	$9,314	$2,892	$1,950	$—	$—	$35	$—	$14,191
Loans past due 90 days and still accruing	—	—	68	—	—	27	—	95
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	—	443	174	—	—	19	—	636
	$9,314	$3,335	$2,192	$—	$—	$81	$—	$14,922
December 31, 2017
Nonaccrual loans	$10,304	$2,716	$998	$—	$—	$55	$—	$14,073
Loans past due 90 days and still accruing	8	120	8	—	—	—	—	136
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	—	455	730	—	—	20	—	1,205
	$10,312	$3,291	$1,736	$—	$—	$75	$—	$15,414
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

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Impaired loans by loan class (excluding loans acquired with deteriorated credit quality) at March 31, 2018 and December 31, 2017, are summarized as follows:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
March 31, 2018
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$7,606	$1,602	$—	$—	$—	$1	$—	$9,209
Impaired loans with no allowance for loan losses	1,708	1,733	2,124	—	—	53	—	5,618
Total	$9,314	$3,335	$2,124	$—	$—	$54	$—	$14,827
Unpaid principal balance of impaired loans	$12,477	$3,434	$2,223	$—	$—	$63	$—	$18,197
Allowance for loan losses on impaired loans	$3,961	$300	$—	$—	$—	$1	$—	$4,262
December 31, 2017
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$9,255	$1,793	$—	$—	$—	$2	$—	$11,050
Impaired loans with no allowance for loan losses	1,042	1,261	1,727	—	—	72	—	4,102
Total	$10,297	$3,054	$1,727	$—	$—	$74	$—	$15,152
Unpaid principal balance of impaired loans	$13,456	$3,124	$1,818	$—	$—	$197	$—	$18,595
Allowance for loan losses on impaired loans	$3,500	$311	$—	$—	$—	$2	$—	$3,813
For the three months ended March 31, 2018
Average recorded investment in impaired loans	$9,806	$3,195	$1,926	$—	$—	$64	$—	$14,991
Interest income recognized on impaired loans	$3	$6	$7	$—	$—	$—	$—	$16
For the three months ended March 31, 2017
Average recorded investment in impaired loans	$7,958	$4,966	$1,964	$442	$—	$272	$—	$15,602
Interest income recognized on impaired loans	$2	$397	$12	$—	$—	$1	$—	$412
Certain impaired loans have adequate collateral and do not require a related allowance for loan loss.
The Company will charge-off that portion of any loan which management considers a loss. Commercial and real estate loans are generally considered for charge-off when exposure beyond collateral coverage is apparent and when no further collection of the loss portion is anticipated based on the borrower’s financial condition.
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

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

A “troubled debt restructured” loan is identified as impaired and measured for credit impairment as of each reporting period in accordance with the guidance in  Accounting Standards Codification (ASC) 310-10-35. Modifications primarily relate to extending the amortization periods of the loans and interest rate concessions. The majority of these loans were identified as impaired prior to restructuring; therefore, the modifications did not materially impact the Company’s determination of the allowance for loan losses. The recorded investment in troubled debt restructurings, including those on nonaccrual, was $2,388 and $3,028 as of March 31, 2018 and December 31, 2017, respectively.
There were no loans modified under troubled debt restructurings during the three months ended March 31, 2018 and 2017.
At March 31, 2018 and 2017, there were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018 and 2017, the Company had no commitments to lend additional funds to any borrowers with loans whose terms have been modified under troubled debt restructurings.
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents information regarding the aging of past due loans by loan class as of March 31, 2018 and December 31, 2017:

	Loans 30-89 Days Past Due	Loans 90 or More Past Due	Total Past Due Loans	Current Loans	Total Loans
March 31, 2018
Commercial	$2,354	$8,132	$10,486	$1,016,201	$1,026,687
Commercial real estate, land and land development	2,378	1,602	3,980	4,231,111	4,235,091
Residential real estate	2,358	794	3,152	910,317	913,469
Single-family interim construction	349	—	349	284,141	284,490
Agricultural	22	—	22	75,635	75,657
Consumer	186	54	240	31,374	31,614
Other	—	—	—	238	238
	7,647	10,582	18,229	6,549,017	6,567,246
Acquired with deteriorated credit quality	2,506	3,048	5,554	79,581	85,135
	$10,153	$13,630	$23,783	$6,628,598	$6,652,381
December 31, 2017
Commercial	$730	$10,300	$11,030	$1,036,668	$1,047,698
Commercial real estate, land and land development	4,083	1,944	6,027	4,036,359	4,042,386
Residential real estate	6,269	138	6,407	882,612	889,019
Single-family interim construction	1,436	—	1,436	288,244	289,680
Agricultural	—	—	—	78,646	78,646
Consumer	373	47	420	34,198	34,618
Other	—	—	—	304	304
	12,891	12,429	25,320	6,357,031	6,382,351
Acquired with deteriorated credit quality	2,748	4,013	6,761	85,131	91,892
	$15,639	$16,442	$32,081	$6,442,162	$6,474,243

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
A summary of loans by credit quality indicator by class as of March 31, 2018 and December 31, 2017, is as follows:

	Pass	Pass/ Watch	Special Mention	Substandard	Doubtful	Total
March 31, 2018
Commercial	$970,717	$18,946	$17,047	$29,275	$—	$1,035,985
Commercial real estate, construction, land and land development	4,228,173	54,938	4,226	17,561	—	4,304,898
Residential real estate	907,273	3,049	448	5,585	—	916,355
Single-family interim construction	282,832	1,658	—	—	—	284,490
Agricultural	56,519	6,222	13,288	2,753	—	78,782
Consumer	31,456	23	52	102	—	31,633
Other	238	—	—	—	—	238
	$6,477,208	$84,836	$35,061	$55,276	$—	$6,652,381
December 31, 2017
Commercial	$989,953	$35,105	$3,737	$31,189	$—	$1,059,984
Commercial real estate, construction, land and land development	4,040,385	46,288	11,915	16,172	—	4,114,760
Residential real estate	883,653	2,722	462	5,456	—	892,293
Single-family interim construction	288,020	1,660	—	—	—	289,680
Agricultural	59,392	5,762	13,802	3,627	—	82,583
Consumer	34,510	25	4	100	—	34,639
Other	304	—	—	—	—	304
	$6,296,217	$91,562	$29,920	$56,544	$—	$6,474,243
The Company has acquired certain loans which experienced credit deterioration since origination (purchased credit impaired (PCI) loans).

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The Company has included PCI loans in the above grading tables. The following provides additional detail on the grades applied to those loans at March 31, 2018 and December 31, 2017:

	Pass	Pass/ Watch	Special Mention	Substandard	Doubtful	Total
March 31, 2018	$35,670	$30,284	$1,663	$17,518	$—	$85,135
December 31, 2017	36,928	32,674	2,662	19,628	—	91,892
PCI loans may remain on accrual status to the extent the company can reasonably estimate the amount and timing of expected future cash flows. At March 31, 2018 and December 31, 2017, non-accrual PCI loans were $6,788 and $7,889, respectively.
Accretion on PCI loans is based on estimated future cash flows, regardless of contractual maturity. The following table summarizes the outstanding balance and related carrying amount of purchased credit impaired loans as of the acquisition date for the acquisition occurring in 2017:

Acquisition Date
April 1, 2017
Carlile Bancshares, Inc.
Outstanding balance	$101,153
Nonaccretable difference	(14,700)
Accretable yield	(685)
Carrying amount	$85,768

The carrying amount of all acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
Outstanding balance	$97,612	$105,685
Carrying amount	85,135	91,892

There was no allocation established in the allowance for loan losses relating to PCI loans at March 31, 2018 or December 31, 2017.

The changes in accretable yield during the three months ended March 31, 2018 and 2017 in regard to loans transferred at acquisition for which it was probable that all contractually required payments would not be collected are presented in the table below.

	For the Three Months Ended March 31,
	2018	2017
Balance at January 1,	$1,546	$1,526
Additions	—	—
Accretion	(604)	(225)
Transfers from nonaccretable	1,286	270
Balance at March 31,	$2,228	$1,571

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
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of this instrument. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At March 31, 2018 and December 31, 2017, the approximate amounts of these financial instruments were as follows:

	March 31,	December 31,
	2018	2017
Commitments to extend credit	$1,377,327	$1,286,704
Standby letters of credit	11,549	10,532
	$1,388,876	$1,297,236
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
Letters of credit are written conditional commitments used by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan arrangements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table above. If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of March 31, 2018 and December 31, 2017, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

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

Lease Commitments
The Company leases certain branch facilities and other facilities. Rent expense related to these leases amounted to $731 and $520 for the three months ended March 31, 2018 and March 31, 2017, respectively.

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Note 6. Income Taxes

Income tax expense for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31,
	2018	2017
Income tax expense for the period	$6,805	$6,728
Effective tax rate	19.0%	30.0%

Effective January 1, 2018, the corporate U.S. statutory federal income tax rate was reduced from 35% to 21% under TCJA. The Company completed its accounting under ASC 740 in December 2017 for all material deferred tax assets and liabilities with provisional amounts recorded for immaterial items. No adjustments were made to provisional amounts during the period ended March 31, 2018 and none are anticipated during the one year SEC Staff Accounting Bulletin 118 measurement period.

The effective tax rates differ from the statutory federal tax rate for 2018 and 2017 of 21% and 35%, respectively, largely due to tax exempt interest income earned on certain investment securities and loans, the nontaxable earnings on bank owned life insurance, and excess tax benefits on restricted stock vestings.

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

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The following table represents assets reported on the consolidated balance sheets at their fair value on a recurring basis as of March 31, 2018 and December 31, 2017 by level within the ASC Topic 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2018
Measured on a recurring basis:
Assets:
Investment securities available for sale:
U.S. treasuries	$34,896	$—	$34,896	$—
Government agency securities	203,718	—	203,718	—
Obligations of state and municipal subdivisions	215,082	—	215,082	—
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC, FHS, FHR and GNR	308,966	—	308,966	—
December 31, 2017
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

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

In accordance with ASC Topic 820, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at March 31, 2018 and December 31, 2017, for which a nonrecurring change in fair value has been recorded:

		Fair Value Measurements at Reporting Date Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Period Ended Total Losses
March 31, 2018
Measured on a nonrecurring basis:
Assets:
Impaired loans	$143	$—	$—	$143	$562
Other real estate	400	—	—	400	51

December 31, 2017
Measured on a nonrecurring basis:
Assets:
Impaired loans	$7,237	$—	$—	$7,237	$3,719
Other real estate	1,726	—	—	1,726	375

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
In addition, mortgage loans held for sale are required to be measured at the lower of cost or fair value. The fair value of mortgage loans held for sale is based upon binding quotes or bids from third party investors. As of March 31, 2018 and December 31, 2017, all mortgage loans held for sale were recorded at cost.
The methods and assumptions used by the Company in estimating fair values of financial instruments as disclosed herein in accordance with ASC Topic 825, Financial Instruments, as amended by ASU 2016-01 requiring public entities to use the exit price notion effective January 1, 2018, other than for those measured at fair value on a recurring and nonrecurring basis discussed above, are as follows:
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

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Loans: Loans are valued on an individual basis, with consideration given to the loans' underlying characteristics, including account types, remaining terms, annual interest rates or coupons, interest types, past delinquencies, timing of principal and interest payments, current market rates, loan to value ratios, loss exposures, and remaining balances. A discounted cash flow model is used to estimate the fair value of the loans using assumptions for the coupon rates, remaining maturities, prepayment speeds, projected default probabilities, losses given defaults, and estimates of prevailing discount rates. The discounted cash flow approach models the credit losses directly in the projected cash flows, applying various assumptions regarding credit, interest, and prepayment risks for the loans based on loan types, payment types and fixed or variable classifications. For variable rate loans, forward interest rate curves are integrated into the projection of cash flows. The forward curves are index specific and obtained from Bloomberg. Future coupon payments are determined based upon the applicable forward curve, spread, next repricing date, and repricing frequency.
As of December 31, 2017, loans were valued as follows: For variable-rate loans that reprice frequently and have no significant changes in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (for example, one-to-four family residential), commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.
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

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instruments were as follows at March 31, 2018 and December 31, 2017:

			Fair Value Measurements at Reporting Date Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2018
Financial assets:
Cash and cash equivalents	$398,102	$398,102	$398,102	$—	$—
Certificates of deposit held in other banks	9,800	9,826	—	9,826	—
Securities available for sale	762,662	762,662	—	762,662	—
Loans held for sale	28,017	28,921	—	28,921	—
Loans, net	6,607,620	6,594,503	—	6,589,556	4,947
FHLB of Dallas stock and other restricted stock	29,324	29,324	—	29,324	—
Accrued interest receivable	18,768	18,768	—	18,768	—
Financial liabilities:
Deposits	6,794,660	6,799,409	—	6,799,409	—
Accrued interest payable	3,471	3,471	—	3,471	—
FHLB advances	480,646	477,411	—	477,411	—
Other borrowings	136,990	140,950	—	140,950	—
Junior subordinated debentures	27,704	19,308	—	19,308	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2017
Financial assets:
Cash and cash equivalents	$431,102	$431,102	$431,102	$—	$—
Certificates of deposit held in other banks	12,985	13,049	—	13,049	—
Securities available for sale	763,002	763,002	10,349	752,653	—
Loans held for sale	39,202	40,436	—	40,436	—
Loans, net	6,432,273	6,350,416	—	6,343,179	7,237
FHLB of Dallas stock and other restricted stock	29,184	29,184	—	29,184	—
Accrued interest receivable	20,835	20,835	—	20,835	—
Financial liabilities:
Deposits	6,632,822	6,637,813	—	6,637,813	—
Accrued interest payable	4,654	4,654	—	4,654	—
FHLB advances	530,667	526,514	—	526,514	—
Other borrowings	136,911	141,650	—	141,650	—
Junior subordinated debentures	27,654	20,008	—	20,008	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Note 8. Stock Awards and Stock Warrants
In connection with the Company's initial public offering in April 2013, the Board of Directors adopted the 2013 Equity Incentive Plan. Under this plan, the Compensation Committee may grant awards to certain employees of the Company in the form of restricted stock, restricted stock rights, restricted stock units, qualified and nonqualified stock options, performance-based share awards and other equity-based awards. The Plan reserved 800,000 shares of common stock to be awarded by the Company’s compensation committee. The shares currently issued under the 2013 Plan are restricted stock awards and will vest evenly over the required employment period, generally ranging from three to five years.
The following table summarizes the activity in nonvested shares for the three months ended March 31, 2018 and 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2017	242,056	$49.17
Granted during the period	99,812	71.74
Vested during the period	(49,881)	39.15
Forfeited during the period	(606)	71.75
Nonvested shares, March 31, 2018	291,381	$58.57

Nonvested shares, December 31, 2016	280,524	$36.88
Granted during the period	40,627	62.37
Vested during the period	(65,668)	31.23
Nonvested shares, March 31, 2017	255,483	$42.38
Compensation expense related to these awards is recorded based on the fair value of the award at the date of grant and totaled $1,412 and $970 for the three months ended March 31, 2018 and March 31, 2017, respectively. Compensation expense is recorded in salaries and employee benefits in the accompanying consolidated statements of income. At March 31, 2018, future compensation expense is estimated to be $13,842 and will be recognized over a remaining weighted average period of 3.29 years.
The fair value of common stock awards that vested during the three months ended March 31, 2018 and 2017 was $3,617 and $4,119, respectively. The Company recorded $349 and $724 in excess tax benefits on vested restricted stock to income tax expense for the three months ended March 31, 2018 and 2017, respectively.
At March 31, 2018, the future vesting schedule of the nonvested shares is as follows:

First year	119,807
Second year	82,518
Third year	42,125
Fourth year	25,387
Fifth year	21,544
Total nonvested shares	291,381
The Company has warrants outstanding representing the right to purchase 138,467 shares of Company stock at $17.19 per share to certain Company directors and shareholders. The warrants were issued in return for the shareholders' agreement to repurchase the subordinated debt outstanding to an unaffiliated bank in the event of Company default. The warrants were recorded as equity awards at fair value and were amortized over the term of the debt. The subordinated debt was paid off by the Company in 2013. The warrants expire in December 2018. During the three months ended March 31, 2018, warrants to purchase 8,874 shares of common stock were exercised and have been issued by the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, CET1 and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2018 and December 31, 2017, the Company and the Bank meet all capital adequacy requirements to which they are subject, including the capital buffer requirement.

As of March 31, 2018 and December 31, 2017, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized," the Bank must maintain minimum total risk based, CET1, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Independent Bank Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The actual capital amounts and ratios of the Company and Bank as of March 31, 2018 and December 31, 2017, are presented in the following table:

	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2018
Total capital to risk weighted assets:
Consolidated	$917,825	12.48%	$588,484	8.00%	N/A	N/A
Bank	892,325	12.14	587,829	8.00	$734,787	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	735,865	10.00	441,363	6.00	N/A	N/A
Bank	850,365	11.57	440,872	6.00	587,829	8.00
Common equity tier 1 to risk weighted assets
Consolidated	705,265	9.59	331,022	4.50	N/A	N/A
Bank	850,365	11.57	330,654	4.50	477,611	6.50
Tier 1 capital to average assets:
Consolidated	735,865	9.18	320,680	4.00	N/A	N/A
Bank	850,365	10.62	320,377	4.00	400,472	5.00

December 31, 2017
Total capital to risk weighted assets:
Consolidated	$897,760	12.56%	$572,025	8.00%	N/A	N/A
Bank	867,082	12.15	571,142	8.00	$713,928	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	718,358	10.05	429,019	6.00	N/A	N/A
Bank	827,680	11.59	428,357	6.00	571,142	8.00
Common equity tier 1 to risk weighted assets
Consolidated	687,006	9.61	321,764	4.50	N/A	N/A
Bank	827,680	11.59	321,268	4.50	464,053	6.50
Tier 1 capital to average assets:
Consolidated	718,358	8.92	322,124	4.00	N/A	N/A
Bank	827,680	10.30	321,384	4.00	401,730	5.00

Note 10. Subsequent Events

Declaration of Dividends

On April 25, 2018, the Company declared a quarterly cash dividend in the amount of $0.14 per share of common stock to the stockholders of record on May 7, 2018. The dividend will be paid on May 17, 2018.

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

Overview
This Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s financial condition and results of operation as reflected in the interim consolidated financial statements and accompanying notes appearing in this Quarterly Report on Form 10-Q. This section should be read in conjunction with the Company’s interim consolidated financial statements and accompanying notes included elsewhere in this report and with the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2017.

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

As of March 31, 2018, the Company operated 70 full service banking locations in north, central and southeast Texas regions, and along the Colorado Front Range region.

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
Certain Events Affect Year-over-Year Comparability
Acquisition. The Company completed the acquisition of Carlile Bancshares, Inc., a Texas corporation (Carlile) and its subsidiary, Northstar Bank (Northstar), Denton, Texas, a Texas state chartered bank on April 1, 2017. The Company acquired 42 new locations as part of the transaction, representing an expansion in the Dallas/North Texas and Central Texas areas as well as its entry into the Fort Worth, Texas and Colorado Front Range markets. This acquisition increased total assets by $2.4 billion, gross loans by $1.4 billion and deposits by $1.8 billion.
The comparability of the Company's results of operations for the three months ended March 31, 2018 and 2017 are affected by this acquisition.

Discussion and Analysis of Results of Operations for the Three Months Ended March 31, 2018 and 2017
The following discussion and analysis of our results of operations compares the operations for the three months ended March 31, 2018 with the three months ended March 31, 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results of operations that may be expected for all of the year ending December 31, 2018.
Results of Operations
For the three months ended March 31, 2018, net income was $29.0 million ($1.02 per common share on a diluted basis) compared with net income of $15.7 million ($0.82 per common share on a diluted basis) for the three months ended March 31, 2017. The Company posted annualized returns on average equity of 8.72% and 9.33%, returns on average assets of 1.35% and 1.08% and efficiency ratios of 52.30% and 52.50% for the three months ended March 31, 2018 and 2017, respectively. The efficiency ratio is calculated by dividing total noninterest expense (which excludes the provision for loan losses and the amortization of core deposits intangibles) by net interest income plus noninterest income.
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
Net interest income was $74.0 million for the three months ended March 31, 2018, an increase of $26.1 million, or 54.5%, from $47.9 million for the three months ended March 31, 2017. This increase is due primarily to a $2.2 billion increase, or 41.6%, in average interest earning assets to $7.5 billion for the three months ended March 31, 2018 compared to $5.3 billion for the three months ended March 31, 2017. The increases in interest-earning assets and interest-bearing deposits is primarily due to the acquisition of Carlile Bancshares in April 2017 as well as organic growth. The average yield on interest earning assets increased 49 basis points from 4.28% for the three months ended March 31, 2017 to 4.77% for the three months ended March 31, 2018 primarily due to loans and taxable securities acquired in the Carlile transaction, which had higher effective interest rates as well as higher interest rates on loans and interest-bearing deposits tied to the Fed Funds rate. The average cost of interest-bearing liabilities increased 25 basis points to 1.05% for the three months ended March 31, 2018 compared to 0.80% for the three months ended March 31, 2017. The increase is primarily due to higher rates offered on our deposits, primarily commercial money market accounts, resulting from the increase in rates and since the December 2017 Fed rate increase, in addition to the increased interest rates on deposit products tied to Fed Funds rates and short-term FHLB advances. The aforementioned changes resulted in a 33 basis point increase in the net interest margin for the three months ended March 31, 2018 at 4.00% compared to 3.67% for the three months ended March 31, 2017.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis.  The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2018 and 2017. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances.

	Three Months Ended March 31,
	2018			2017
	Average Outstanding Balance	Interest	Yield/ Rate (3)	Average Outstanding Balance	Interest	Yield/ Rate (3)
(dollars in thousands)
Interest-earning assets:
Loans (1)	$6,549,083	$83,275	5.16%	$4,631,918	$53,744	4.71%
Taxable securities	588,447	2,903	2.00	242,822	764	1.28
Nontaxable securities	189,429	1,193	2.55	81,773	541	2.68
Interest-bearing deposits and other	170,086	743	1.77	338,034	890	1.07
Total interest-earning assets	7,497,045	$88,114	4.77	5,294,547	$55,939	4.28
Noninterest-earning assets	1,178,551			585,926
Total assets	$8,675,596			$5,880,473
Interest-bearing liabilities:
Checking accounts	$2,940,180	$4,958	0.68	$1,938,628	$2,166	0.45
Savings accounts	280,301	115	0.17	168,328	66	0.16
Money market accounts	737,493	2,621	1.44	566,833	1,056	0.76
Certificates of deposit	875,052	2,105	0.98	846,610	1,741	0.83
Total deposits	4,833,026	9,799	0.82	3,520,399	5,029	0.58
FHLB advances	483,709	1,886	1.58	460,733	1,171	1.03
Other borrowings	137,798	2,102	6.19	107,356	1,705	6.44
Junior subordinated debentures	27,686	360	5.27	18,147	167	3.73
Total interest-bearing liabilities	5,482,219	14,147	1.05	4,106,635	8,072	0.80
Noninterest-bearing checking accounts	1,829,955			1,073,703
Noninterest-bearing liabilities	16,021			18,701
Stockholders’ equity	1,347,401			681,434
Total liabilities and equity	$8,675,596			$5,880,473
Net interest income		$73,967			$47,867
Interest rate spread			3.72%			3.48%
Net interest margin (2)			4.00			3.67
Net interest income and margin (tax equivalent basis) (4)		$74,421	4.03		$48,270	3.70
Average interest earning assets to interest bearing liabilities			136.75			128.93

(1)	Average loan balances include nonaccrual loans.

(2)
Net interest margins for the periods presented represent: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.

(3)	Yield and rates for the three month periods are annualized.

(4)	A tax-equivalent adjustment has been computed using a federal income tax rate of 21% and 35% for the three months ended March 31, 2018 and 2017, respectively.

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
The Company recorded a $2.7 million provision for loan losses for the three months ended March 31, 2018 compared to $2.0 million for the comparable period in 2017. Provision expense is primarily reflective of organic loan growth as well as charge-offs or specific reserves taken during the respective period. Net charge-offs were $137 thousand and $183 thousand for the three months ended March 31, 2018 and 2017, respectively.
Noninterest Income
The following table sets forth the components of noninterest income for the three months ended March 31, 2018 and 2017 and the period-over-period variations in such categories of noninterest income:

	Three Months Ended March 31,		Variance
(dollars in thousands)	2018	2017	2018 v. 2017
Noninterest Income
Service charges on deposit accounts	$3,485	$1,927	$1,558	80.9%
Mortgage banking revenue	3,414	1,267	2,147	169.5
Gain on sale of loans	—	—	—	—
Gain (loss) on sale of branches	—	—	—	—
Gain on sale of other real estate	60	—	60	100.0
Loss on sale of securities available for sale	(224)	—	(224)	(100.0)
(Loss) gain on sale of premises and equipment	(8)	5	(13)	(260.0)
Increase in cash surrender value of BOLI	739	399	340	85.2
Other	1,989	985	1,004	101.9
Total noninterest income	$9,455	$4,583	$4,872	106.3%
Total noninterest income increased $4.9 million, or 106.3% for the three months ended March 31, 2018 over same period in 2017. Significant changes in the components of noninterest income are discussed below.
Service charges on deposit accounts. Service charges on deposit accounts increased $1.6 million, or 80.9% for the three months ended March 31, 2018, as compared to the same period in 2017. The increase in service charge income reflects an increase in deposit accounts due to organic growth and the acquisition of Carlile in April 2017.
Mortgage banking revenue. Mortgage banking revenue for the three months ended March 31, 2018 increased $2.1 million, or 169.5% compared to the same period in 2017. The increase is primarily reflective of the retail mortgage line of business acquired with the acquisition of Carlile.
Loss on sale of securities available for sale. The Company recognized a loss of $224 thousand on the sale of securities available for sale for the three months ended March 31, 2018. The majority of the loss is due to the sale of a CRA equity fund.
Increase in cash surrender value of BOLI. The increase in cash surrender value of BOLI increased $340 thousand, or 85.2% for the three months ended March 31, 2018, as compared to the same period in 2017. The increase is a result of $53.2 million in policies acquired in the Carlile transaction.

Other. Other noninterest income increased $1.0 million, or 101.9% for the three months ended March 31, 2018 as compared to the same period in 2017. The increase from prior year is primarily related to fee income on the mortgage warehouse purchase program acquired with the acquisition of Carlile, as well as an increase in acquired loan recoveries, merchant card income and increased earnings credits on correspondent accounts.
Noninterest Expense
Noninterest expense increased $16.9 million, or 60.4% for the three months ended March 31, 2018 as compared to the same period in 2017. The following table sets forth the components of the Company’s noninterest expense for the three months ended March 31, 2018 and 2017 and the period-over-period variations in such categories of noninterest expense:

	Three Months Ended March 31,		Variance
(dollars in thousands)	2018	2017	2018 v. 2017
Noninterest Expense
Salaries and employee benefits	$25,168	$16,837	$8,331	49.5%
Occupancy	5,664	3,872	1,792	46.3
Data processing	2,405	1,288	1,117	86.7
FDIC assessment	741	878	(137)	(15.6)
Advertising and public relations	385	297	88	29.6
Communications	941	475	466	98.1
Other real estate owned expenses, net	90	37	53	143.2
Impairment of other real estate	85	—	85	100.0
Core deposit intangible amortization	1,331	492	839	170.5
Professional fees	1,119	773	346	44.8
Acquisition expense, including legal	545	146	399	273.3
Other	6,484	2,933	3,551	121.1
Total noninterest expense	$44,958	$28,028	$16,930	60.4%
Salaries and employee benefits. Salary and employee benefits increased $8.3 million, or 49.5% for the three months ended March 31, 2018 compared to the same period in 2017. Salary and employee benefit expenses increased due to an increase in the number of the Company’s full-time equivalent employees from 531 as of March 31, 2017 to 907 as of March 31, 2018, resulting from both the acquisition of Carlile and organic growth within the Company.
Occupancy.  Occupancy expense increased by $1.8 million, or 46.3% for the three months ended March 31, 2018 compared to the same period in 2017. The increase is reflective of additional branches acquired in the Carlile transaction.
Data processing. Data processing expense increased $1.1 million, or 86.7% for the three months ended March 31, 2018 compared to the same period in 2017. The increase is reflective of increased costs related directly to the Carlile transaction due to the additional accounts, employees and locations added, but also due to organic growth over the same period prior year.
Core deposit intangible amortization. Core deposit intangible amortization increased $839 thousand, or 170.5% for the three months ended March 31, 2018 compared to the same period in 2017. The increase reflects the $36.7 million increase in core deposit intangibles recorded with the Carlile transaction.
Other noninterest expense. Other noninterest expense increased $3.6 million, or 121.1% for the three months ended March 31, 2018 compared to the same period in 2017. The majority of the increase in 2018 over the prior period relates to general increases in operations due to additional accounts, employees and locations as a result of organic growth within the Company as well as the acquisition activity occurring in April 2017.
Income Tax Expense
Income tax expense was $6.8 million for the three months ended March 31, 2018 and $6.7 million for the same period in 2017. The effective tax rates were 19.0% for the three months ended March 31, 2018 compared to 30.0% for the same period in 2017. The lower tax rate in first quarter 2018 is due to the reduction of the corporate U.S. statutory federal income tax rate from 35% to 21% as a result the Tax Cuts and Jobs Act.

Discussion and Analysis of Financial Condition
The following discussion and analysis of the Company’s financial condition discusses and analyzes the financial condition of the Company as of March 31, 2018 and December 31, 2017.
Assets
The Company’s total assets increased by $126.6 million, or 1.5%, to $8.8 billion as of March 31, 2018 from $8.7 billion at December 31, 2017. The increase is primarily due to organic growth for the period.
Loan Portfolio
The following table presents the balance and associated percentage of each major category in our loan portfolio as of March 31, 2018 and December 31, 2017:

(dollars in thousands)	March 31, 2018		December 31, 2017
Commercial (1)	$1,035,985	15.5%	$1,059,984	16.3%
Real estate:
Commercial	3,498,483	52.4	3,369,892	51.7
Commercial construction, land and land development	806,415	12.1	744,868	11.5
Residential (2)	944,372	14.1	931,495	14.3
Single family interim construction	284,490	4.2	289,680	4.4
Agricultural	78,782	1.2	82,583	1.3
Consumer	31,633	0.5	34,639	0.5
Other	238	—	304	—
	6,680,398	100.0%	6,513,445	100.0%
Deferred loan fees	(2,801)		(2,568)
Allowance for loan losses	(41,960)		(39,402)
Total loans, net	$6,635,637		$6,471,475
(1) Includes mortgage warehouse purchase loans of $124.7 million and $164.7 million at March 31, 2018 and December 31, 2017, respectively.
(2) Includes mortgage loans held for sale as of March 31, 2018 and December 31, 2017 of $28.0 million and $39.2 million, respectively.

Our loan portfolio is the largest category of our earning assets. As of March 31, 2018 and December 31, 2017, total loans, net of allowance for loan losses and deferred fees, totaled $6.6 billion and $6.5 billion, respectively, which is an increase of 2.5% between the two dates. The increase is primarily due to organic loan growth during 2018.

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

Real estate the Company has acquired as a result of foreclosure or by deed-in-lieu-of foreclosure is classified as other real estate owned until sold.  The Company's policy is to initially record other real estate owned at fair value less estimated costs to sell at the date of foreclosure.  After foreclosure, other real estate is carried at the lower of the initial carrying amount (fair value less estimated costs to sell or lease), or at the value determined by subsequent appraisals or internal valuations of the other real estate.
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

(dollars in thousands)	March 31, 2018	December 31, 2017
Nonaccrual loans
Commercial	$9,314	$10,304
Real estate:
Commercial real estate, construction, land and land development	2,892	2,716
Residential real estate	1,950	998
Consumer	35	55
Total nonaccrual loans (1)	14,191	14,073
Loans delinquent 90 days or more and still accruing
Commercial	—	8
Real estate:
Commercial real estate, construction, land and land development	—	120
Residential real estate	68	8
Consumer	27	—
Total loans delinquent 90 days or more and still accruing	95	136
Troubled debt restructurings, not included in nonaccrual loans
Real estate:
Commercial real estate, construction, land and land development	443	455
Residential real estate	174	730
Consumer	19	20
Total troubled debt restructurings, not included in nonaccrual loans	636	1,205
Total nonperforming loans	14,922	15,414
Other real estate owned and other repossessed assets:
Commercial real estate, construction, land and land development	4,700	5,400
Residential real estate	764	764
Single family interim construction	—	963
Consumer	129	114
Total other real estate owned and other repossessed assets	5,593	7,241
Total nonperforming assets	$20,515	$22,655
Ratio of nonperforming loans to total loans held for investment (2)	0.23%	0.24%
Ratio of nonperforming assets to total assets	0.23	0.26

(1)
Nonaccrual loans include troubled debt restructurings of $1.0 million at both March 31, 2018 and December 31, 2017, and excludes loans acquired with deteriorated credit quality of $6.8 million and $7.9 million as of March 31, 2018 and December 31, 2017, respectively.

(2)	Excluding mortgage warehouse purchase loans of $124.7 million and $164.7 million as of March 31, 2018 and December 31, 2017, respectively.

Nonaccrual loans increased slightly to $14.2 million at March 31, 2018 from $14.1 million as of December 31, 2017. Troubled debt restructurings that were not on nonaccrual status totaled $636 thousand at March 31, 2018 decreasing from $1.2 million at December 31, 2017. The increase in nonaccrual loans was primarily due to six loans placed on nonaccrual status totaling $1.9 million during the three months ended March 31, 2018 offset by the payoff of one commercial loan totaling $2.1 million. The net decrease in other real estate owned and repossessed assets is primarily due to $1.6 million of other real estate dispositions.
As of March 31, 2018, the Company had a total of 94 substandard loans with an aggregate principal balance of $36.1 million that were not currently impaired loans, nonaccrual loans, 90 days past due loans or troubled debt restructurings, but where the Company had information about possible credit problems of the borrowers that caused the Company’s management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that could result in those loans becoming nonaccrual loans, 90 days past due loans or troubled debt restructurings in the future.
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
Allowance for Loan Losses. The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The Company’s allowance for loan losses represents the Company’s estimate of probable and reasonably estimable loan losses inherent in loans held for investment as of the respective balance sheet date. The Company’s methodology for assessing the adequacy of the allowance for loan losses includes a general allowance for performing loans, which are grouped based on similar characteristics, and an allocated allowance for individual impaired loans. Actual credit losses or recoveries are charged or credited directly to the allowance. As of March 31, 2018, the allowance for loan losses amounted to $42.0 million, or 0.64% of total loans, compared with $39.4 million, or 0.62% of total loans as of December 31, 2017. The increase in the allowance is primarily due to additional general reserves for organic loan growth.
The allowance for loan losses to nonperforming loans has increased from 255.62% at December 31, 2017 to 281.20% at March 31, 2018, due to an increase in the recorded allowance balance as well as a reduction in total nonperforming loans. Nonperforming loans have decreased to $14.9 million at March 31, 2018 compared to $15.4 million at December 31, 2017.
Securities Available for Sale
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit, interest rate and duration risk. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions.
The Company recognized a net loss of $224 thousand on the sale of securities for the three months ended March 31, 2018 and there were no sales of securities for the three months ended March 31, 2017. Securities represented 8.7% and 8.8% of the Company’s total assets at March 31, 2018 and December 31, 2017, respectively.
Management evaluates securities for other-than-temporary impairment (OTTI) on at least a quarterly basis and more frequently when economic of market conditions warrant such an evaluation. Management does not intend to sell any debt securities it holds and believes the Company more likely than not will not be required to sell any debt securities it holds before their anticipated recovery, at which time the Company will receive full value for the securities. Management has the ability and intent to hold the securities classified as available for sale that were in a loss position as of March 31, 2018 for a period of time sufficient for an entire recovery of the cost basis of the securities. For those securities that are impaired, the unrealized losses are largely due to interest rate changes. The fair value is expected to recover as the securities approach their maturity date. Management believes any impairment in the Company’s securities at March 31, 2018, is temporary and no other-than-temporary impairment has been realized in the Company’s consolidated financial statements.
Capital Resources and Regulatory Capital Requirements

Total stockholder’s equity was $1,355 million at March 31, 2018 compared with $1,336 million at December 31, 2017, an increase of approximately $19 million. The increase was primarily due to net income of $29.0 million earned by the Company during the three months ended March 31, 2018, as well as stock based compensation of $1.4 million, offset by an increase of $8.4 million in unrealized loss on available for sale securities and dividends paid of $3.4 million.

As of March 31, 2018, the Company exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	As of March 31, 2018
	Actual Consolidated	Actual Bank	Required to be considered adequately capitalized	Required to be considered well capitalized (Bank only)
	Ratio	Ratio	Ratio	Ratio
Tier 1 capital to average assets ratio	9.18%	10.62%	4.00-5.00%	≥5.00%
Common equity tier 1 capital to risk-weighted assets ratio	9.59	11.57	4.50-6.50	≥6.50
Tier 1 capital to risk-weighted assets ratio	10.00	11.57	6.00-8.00	≥8.00
Total capital to risk-weighted assets ratio	12.48	12.14	8.00-10.00	≥10.00
Liquidity Management
The Company continuously monitors the Company’s liquidity position to ensure that assets and liabilities are managed in a manner that will meet all of the Company’s short-term and long-term cash requirements. The Company manages the Company’s liquidity position to meet the daily cash flow needs of customers, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of the Company’s shareholders. The Company also monitors its liquidity requirements in light of interest rate trends, changes in the economy and the scheduled maturity and interest rate sensitivity of the investment and loan portfolios and deposits.
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
In addition to the liquidity provided by the sources described above, the Company maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of March 31, 2018, the Company had established federal funds lines of credit with nine unaffiliated banks totaling $225.0 million with no amounts advanced against those lines at that time. The Company also participates in an exchange that provides direct overnight borrowings with other financial institutions with a borrowing capacity of $114.0 million and none outstanding as of March 31, 2018. The Company has an unsecured line of credit totaling $50.0 million with an unrelated commercial bank. Based on the values of stock, securities, and loans pledged as collateral, as of March 31, 2018, the Company had additional borrowing capacity with the FHLB of $1.9 billion. In addition, the Company maintains a secured line of credit with the Federal Reserve Bank with an availability to borrow $600.8 million.
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

Other than normal changes in the ordinary course of business and the item mentioned above, there have been no significant changes in the types of contractual obligations or amounts due since December 31, 2017.
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
Independent Bank’s commitments to extend credit and outstanding standby letters of credit were $1.4 billion and $11.5 million, respectively, as of March 31, 2018. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. The Company manages the Company’s liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that the Company will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.
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
Goodwill and Core Deposit Intangible. The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. The Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a two step impairment test is unnecessary. If the Company concludes otherwise, then it is required to perform the first step of the two step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. The Company performs its impairment test annually as of December 31. There have been no circumstances since December 31, 2017 that would indicate any impairment has occurred, therefore, management does not believe goodwill is impaired as of March 31, 2018.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The principal objective of the Company’s asset and liability management function is to evaluate the interest rate risk within the balance sheet and pursue a controlled assumption of interest rate risk while maximizing net income and preserving adequate levels of liquidity and capital. The Investment Committee of the Bank’s Board of Directors has oversight of Independent Bank's asset and liability management function, which is managed by the Company's Treasurer. The Treasurer meets with our Chief Financial Officer and senior executive management team regularly to review, among other things, the sensitivity of the Company’s assets and liabilities to market interest rate changes, local and national market conditions and market interest rates. That group also reviews the liquidity, capital, deposit mix, loan mix and investment positions of the Company.
The Company's management and the Board of Directors are responsible for managing interest rate risk and employing risk management policies that monitor and limit the Company's exposure to interest rate risk. Interest rate risk is measured using net interest income simulations and market value of portfolio equity analyses. These analyses use various assumptions, including the nature and timing of interest rate changes, yield curve shape, prepayments on loans, securities and deposits, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows.
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
The Company also analyzes the economic value of equity as a secondary measure of interest rate risk. This is a complementary measure to net interest income where the calculated value is the result of the market value of assets less the market value of liabilities. The economic value of equity is a longer term view of interest rate risk because it measures the present value of the future cash flows. The impact of changes in interest rates on this calculation is analyzed for the risk to the Company's future earnings and is used in conjunction with the analyses on net interest income.
The Company conducts periodic analyses of its sensitivity to interest rate risks through the use of a third-party proprietary interest-rate sensitivity model. That model has been customized to the Company's specifications. The analyses conducted by use of that model are based on current information regarding the Company's actual interest-earnings assets, interest-bearing liabilities, capital and other financial information that it supplies. The third party uses that information in the model to estimate the Company's sensitivity to interest rate risk.
The Company's interest rate risk model indicated that it was in a balanced rate sensitive position in terms of interest rate sensitivity as of March 31, 2018. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income based on the interest rate risk model as of March 31, 2018:

Hypothetical Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
200	(1.98)%
100	(0.89)
(100)	1.84

These are good faith estimates and assume that the composition of the Company's interest sensitive assets and liabilities existing at each period-end and is based on future maturities and market pricing over the relevant twelve month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that the Company might undertake in response to changes in market interest rates. The Company believes these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities re-price in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, the Company anticipates that our future results will likely be different from the foregoing estimates, and such differences could be material.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q was performed under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. RISK FACTORS

In evaluating an investment in our securities, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, in the information contained in this Quarterly Report on Form 10-Q and our other reports and registrations statements.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. MINE SAFETY DISCLOSURES

Not applicable

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS
The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit 3.1
Amended and Restated Certificate of Formation of Independent Bank Group, Inc., which is incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form S-1 of Independent Bank Group, Inc. filed with the SEC on February 27, 2013 (the "S-1 Registration Statement")

Exhibit 3.2
Certificate of Amendment to Amended and Restated Certificate of Formation of Independent Bank Group, Inc., which is incorporated herein by reference to Exhibit 3.3 to Amendment No. 2 to the S-1 Registration Statement filed with the SEC on April 1, 2013

Exhibit 3.3
Third Amended and Restated Bylaws of Independent Bank Group, Inc., which are incorporated herein by reference to Exhibit 3.2 to Amendment No. 1 to the S-1 Registration Statement filed with the SEC on March 18, 2013

Exhibit 3.4
Statement of Designations of Senior Non-Cumulative Perpetual Preferred Stock, Series A of Independent Bank Group, Inc., as filed with the Office of the Secretary of State of the State of Texas on April 15, 2014, which is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Independent Bank Group, Inc. filed with the SEC on April 17, 2014

Exhibit 3.5
Certificate of Merger, dated January 2, 2014, of Live Oak Financial Corp. with and into Independent Bank Group, Inc., which is incorporated herein by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-196627) filed with the SEC on June 25, 2014 (the “S-3 Registration Statement”)

Exhibit 3.6
Certificate of Merger, dated April 15, 2014, of BOH Holdings, Inc. with and into Independent Bank Group, Inc., which is incorporated herein by reference to Exhibit 3.6 to Amendment No. 1 to the S-3 Registration Statement filed with the SEC on June 25, 2014

Exhibit 3.7
Certificate of Merger, dated September 30, 2014, of Houston City Bancshares, Inc. with and into Independent Bank Group, Inc., which is incorporated by reference to Exhibit 3.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015

Exhibit 3.8
Certificate of Merger, dated March 31, 2017, of Carlile Bancshares, Inc. with and into Independent Bank Group, Inc. which is incorporated by reference to Exhibit 3.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017

Exhibit 4.1
Form of certificate representing shares of the Registrant’s common stock, which is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Form S-1 Registration Statement filed with the SEC on March 18, 2013

Exhibit 4.2	Form of Common Stock Purchase Warrant, with schedules of differences, which is incorporated herein by reference to Exhibit 4.2 to the Form S-1 Registration Statement

Exhibit 4.3
Subordinated Debt Indenture, dated as of June 25, 2014, between Independent Bank Group, Inc. and Wells Fargo Bank, National Association, in its capacity as Indenture Trustee, which is incorporated herein by reference to Exhibit 4.6 to the Registrant’s Amendment No. 1 to the S‑3 Registration Statement filed with the SEC on June 25, 2014

Exhibit 4.4
First Supplemental Indenture, dated as of July 17, 2014, between Independent Bank Group, Inc. and Wells Fargo Bank Shareowner Services, in its capacity as Indenture Trustee, which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated July 17, 2014

Exhibit 4.5
Form of Global Note to represent the 5.875% Subordinated Notes due August 1, 2024, of the Registrant, which is incorporated herein by reference to Exhibit 4.5 in the Registrant’s Quarterly Report on Form 10‑Q, for the quarter ended September 30, 2017

Exhibit 4.6
Form of Global Note to represent the 5.875% Subordinated Notes due August 1, 2024, of the Registrant, which is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated June 22, 2016

Exhibit 4.7
Second Supplemental Indenture, dated as of December 19, 2017, between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8‑K, dated December 19, 2017)

The other instruments defining the rights of holders of the long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

Exhibit 4.8
Independent Bank 401(k) Profit Sharing Plan, including related Adoption Agreement, which is incorporated herein by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on August 29, 2014

Exhibit 10.1
Development Management Agreement, dated January 18, 2018, by and between IBG Real Estate Holdings II, Inc. and KDC McKinney Development One LLC and guaranteed by Independent Bank Group, Inc. and KDC Holdings LLC, which is incorporated herein by reference to Exhibit 10.18 in the Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2017

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

Independent Bank Group, Inc.

Date: April 26, 2018	By: /s/ David R. Brooks

David R. Brooks
Chairman, Chief Executive Officer and President

Date: April 26, 2018	By: /s/ Michelle S. Hickox

Michelle S. Hickox
Executive Vice President
Chief Financial Officer