Form 10-Q
period 2018-06-30
Independent Bank Group, Inc.
filed 2018-07-26
CIK 1564618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2018.
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
Common Stock, Par Value $0.01 Per Share – 30,468,713 shares as of July 24, 2018.

INDEPENDENT BANK GROUP, INC. AND SUBSIDIARIES
Form 10-Q
June 30, 2018

***

Independent Bank Group, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2018 (unaudited) and December 31, 2017
(Dollars in thousands, except share information)

	June 30,	December 31,
Assets	2018	2017
Cash and due from banks	$321,241	$187,574
Interest-bearing deposits in other banks	125,808	243,528
Cash and cash equivalents	447,049	431,102
Certificates of deposit held in other banks	1,225	12,985
Securities available for sale, at fair value	791,065	763,002
Loans held for sale	30,056	39,202
Loans, net	7,598,644	6,432,273
Premises and equipment, net	155,187	147,835
Other real estate owned	4,200	7,126
Federal Home Loan Bank (FHLB) of Dallas stock and other restricted stock	39,003	29,184
Bank-owned life insurance (BOLI)	127,848	113,170
Deferred tax asset	14,790	9,763
Goodwill	721,578	621,458
Core deposit intangible, net	48,052	43,244
Other assets	38,340	34,119
Total assets	$10,017,037	$8,684,463

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$2,170,639	$1,907,770
Interest-bearing	5,362,766	4,725,052
Total deposits	7,533,405	6,632,822
FHLB advances	750,626	530,667
Other borrowings	137,098	136,911
Junior subordinated debentures	27,753	27,654
Other liabilities	29,886	20,391
Total liabilities	8,478,768	7,348,445
Commitments and contingencies
Stockholders’ equity:
Preferred stock (0 and 0 shares outstanding, respectively)	—	—
Common stock (30,468,413 and 28,254,893 shares outstanding, respectively)	305	283
Additional paid-in capital	1,312,432	1,151,990
Retained earnings	235,689	184,232
Accumulated other comprehensive loss	(10,157)	(487)
Total stockholders’ equity	1,538,269	1,336,018
Total liabilities and stockholders’ equity	$10,017,037	$8,684,463
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Income
Three and Six Months Ended June 30, 2018 and 2017 (unaudited)
(Dollars in thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income:
Interest and fees on loans	$91,614	$75,194	$174,889	$128,938
Interest on taxable securities	3,501	2,303	6,404	3,067
Interest on nontaxable securities	1,179	992	2,372	1,533
Interest on interest-bearing deposits and other	788	1,394	1,531	2,284
Total interest income	97,082	79,883	185,196	135,822
Interest expense:
Interest on deposits	12,827	6,981	22,626	12,010
Interest on FHLB advances	2,847	1,351	4,733	2,522
Interest on repurchase agreements and other borrowings	2,097	1,716	4,199	3,421
Interest on junior subordinated debentures	402	335	762	502
Total interest expense	18,173	10,383	32,320	18,455
Net interest income	78,909	69,500	152,876	117,367
Provision for loan losses	2,730	2,472	5,425	4,495
Net interest income after provision for loan losses	76,179	67,028	147,451	112,872
Noninterest income:
Service charges on deposit accounts	3,533	3,760	7,018	5,687
Mortgage banking revenue	3,609	5,019	7,023	6,286
Gain (loss) on sale of other real estate	58	(36)	118	(36)
(Loss) gain on sale of securities available for sale	(10)	52	(234)	52
(Loss) gain on sale of premises and equipment	(89)	1	(97)	6
Increase in cash surrender value of BOLI	758	782	1,497	1,181
Other	2,274	1,417	4,263	2,402
Total noninterest income	10,133	10,995	19,588	15,578
Noninterest expense:
Salaries and employee benefits	26,790	27,089	51,958	43,926
Occupancy	6,018	6,147	11,682	10,019
Data processing	2,467	2,615	4,872	3,903
FDIC assessment	712	1,201	1,453	2,079
Advertising and public relations	332	317	717	614
Communications	793	852	1,734	1,327
Other real estate owned expenses, net	119	125	209	162
Impairment of other real estate	—	120	85	120
Core deposit intangible amortization	1,393	1,410	2,724	1,902
Professional fees	1,133	1,166	2,252	1,939
Acquisition expense, including legal	3,444	5,673	3,989	5,819
Other	5,957	4,613	12,441	7,546
Total noninterest expense	49,158	51,328	94,116	79,356
Income before taxes	37,154	26,695	72,923	49,094
Income tax expense	7,519	8,561	14,324	15,289
Net income	$29,635	$18,134	$58,599	$33,805
Basic earnings per share	$1.02	$0.65	$2.04	$1.45
Diluted earnings per share	$1.02	$0.65	$2.04	$1.44
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Three and Six Months Ended June 30, 2018 and 2017 (unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$29,635	$18,134	$58,599	$33,805
Other comprehensive income (loss) before tax:
Change in net unrealized gains (losses) on available for sale securities during the year	(1,264)	5,314	(12,179)	7,314
Reclassification for amount realized through sales of securities available for sale included in net income	10	(52)	234	(52)
Other comprehensive income (loss) before tax	(1,254)	5,262	(11,945)	7,262
Income tax expense (benefit)	(263)	1,842	(2,508)	2,542
Other comprehensive income (loss), net of tax	(991)	3,420	(9,437)	4,720
Comprehensive income	$28,644	$21,554	$49,162	$38,525
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2018 and 2017 (unaudited)
(Dollars in thousands, except for par value, share and per share information)

	Preferred Stock $.01 Par Value 10 million shares authorized	Common Stock $.01 Par Value 100 million shares authorized		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
		Shares	Amount
Balance, December 31, 2017	$—	28,254,893	$283	$1,151,990	$184,232	$(487)	$1,336,018
Cumulative effect of accounting change	—	—	—	—	233	(233)	—
Net income	—	—	—	—	58,599	—	58,599
Other comprehensive loss, net of tax	—	—	—	—	—	(9,437)	(9,437)
Stock issued for acquisition of bank, net of offering costs of $209	—	2,071,981	21	157,033	—	—	157,054
Restricted stock forfeited	—	(3,845)	—	—	—	—	—
Restricted stock granted	—	118,912	1	(1)	—	—	—
Stock based compensation expense	—	—	—	2,955	—	—	2,955
Exercise of warrants	—	26,472	—	455	—	—	455
Cash dividends ($0.26 per share)	—	—	—	—	(7,375)	—	(7,375)
Balance, June 30, 2018	$—	30,468,413	$305	$1,312,432	$235,689	$(10,157)	$1,538,269

Balance, December 31, 2016	$—	18,870,312	$189	$555,325	$117,951	$(1,100)	$672,365
Net income	—	—	—	—	33,805	—	33,805
Other comprehensive income, net of tax	—	—	—	—	—	4,720	4,720
Stock issued for acquisition of bank, net of offering costs of $942		8,804,699	88	565,112	—	—	565,200
Restricted stock granted	—	111,930	1	(1)	—	—	—
Stock based compensation expense	—	—	—	2,166	—	—	2,166
Exercise of warrants	—	3,203	—	55	—	—	55
Cash dividends ($0.20 per share)	—	—	—	—	(4,670)	—	(4,670)
Balance, June 30, 2017	$—	27,790,144	$278	$1,122,657	$147,086	$3,620	$1,273,641
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2018 and 2017 (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$58,599	$33,805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	4,129	4,036
Accretion of income recognized on acquired loans	(6,177)	(2,066)
Amortization of core deposit intangibles	2,724	1,902
Amortization of premium on securities, net	2,037	1,635
Amortization of discount and origination costs on borrowings	315	228
Stock based compensation expense	2,955	2,166
Excess tax benefit on restricted stock vested	(613)	(1,244)
FHLB stock dividends	(318)	(189)
Loss (gain) on sale of securities available for sale	234	(52)
Loss (gain) on sale of premises and equipment	97	(6)
(Gain) loss on sale of other real estate owned	(118)	36
Impairment of other real estate	85	120
Deferred tax expense	770	2,036
Provision for loan losses	5,425	4,495
Increase in cash surrender value of BOLI	(1,497)	(1,181)
Originations of loans held for sale	(206,814)	(191,220)
Proceeds from sale of loans held for sale	215,960	188,579
Net change in other assets	(1,074)	(6,229)
Net change in other liabilities	(141)	(5,672)
Net cash provided by operating activities	76,578	31,179
Cash flows from investing activities:
Proceeds from maturities, calls and pay downs of securities available for sale	1,060,297	699,005
Proceeds from sale of securities available for sale	27,473	16,810
Purchases of securities available for sale	(1,105,323)	(778,030)
Purchases of certificates of deposits held in other banks	—	(1,960)
Proceeds from maturities of certificates of deposits held in other banks	11,760	—
Purchase of bank owned life insurance contracts	(5,000)	—
Net (purchases) redemptions of FHLB stock	(6,144)	8,907
Net loans originated held for investment	(513,801)	(273,256)
Net originations of mortgage warehouse purchase loans	(96)	(19,895)
Additions to premises and equipment	(9,937)	(1,756)
Proceeds from sale of premises and equipment	3,139	10
Proceeds from sale of other real estate owned	2,959	1,235
Capitalized additions to other real estate	—	(853)
Cash received from acquired bank	44,723	148,444
Cash paid in connection with acquisition	(31,016)	(17,773)
Net cash used in investing activities	(520,966)	(219,112)
Cash flows from financing activities:
Net increase in demand deposits, money market and savings accounts	240,738	316,272
Net increase (decrease) in time deposits	66,767	(46,031)
Proceeds from FHLB advances	960,000	—
Repayments of FHLB advances	(800,041)	(39)
Net change in repurchase agreements	—	(1,839)
Proceeds from exercise of common stock warrants	455	55
Offering costs paid in connection with acquired bank	(209)	(942)
Dividends paid	(7,375)	(4,670)
Net cash provided by financing activities	460,335	262,806
Net change in cash and cash equivalents	15,947	74,873
Cash and cash equivalents at beginning of year	431,102	505,027
Cash and cash equivalents at end of period	$447,049	$579,900
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
Basis of Presentation: The accompanying consolidated financial statements include the accounts of IBG, its wholly-owned subsidiaries, the Bank, IBG Adriatica Holdings, Inc. (Adriatica) and Carlile Capital, LLC and the Bank’s wholly-owned subsidiaries, IBG Real Estate Holdings, Inc., IBG Real Estate Holdings II, Inc., IBG Aircraft Company III, Preston Grand, Inc., CFRH II, LLC, McKinney Avenue Holdings, Inc. and its wholly owned subsidiary, McKinney Avenue Holdings SPE 1, Inc. Adriatica, CFRH II, LLC, McKinney Avenue Holdings, Inc. and its subsidiary are currently not active entities. On June 1, 2018, the Company acquired Integrity Bancshares, Inc. (Integrity) and its wholly owned subsidiary, Integrity Bank, SSB, Houston, Texas. Integrity has been merged into the Company and dissolved and Integrity Bank has been merged with the Bank as of acquisition date. See Note 10, Business Combinations for more details of the Integrity acquisition.
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
Earnings per share: Basic earnings per common share are net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. The unvested share-based payment awards that contain rights to non forfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock warrants. The participating nonvested common stock was not included in dilutive shares as it was anti-dilutive for the three and six months ended June 30, 2018 and 2017. Proceeds from the assumed exercise of dilutive stock warrants are assumed to be used to repurchase common stock at the average market price.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The following table presents a reconciliation of net income available to common shareholders and the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic earnings per share:
Net income	$29,635	$18,134	$58,599	$33,805
Less:
Undistributed earnings allocated to participating securities	221	134	465	301
Dividends paid on participating securities	35	24	68	48
Net income available to common shareholders	$29,379	$17,976	$58,066	$33,456
Weighted-average basic shares outstanding	28,814,759	27,541,007	28,434,002	23,128,653
Basic earnings per share	$1.02	$0.65	$2.04	$1.45
Diluted earnings per share:
Net income available to common shareholders	$29,379	$17,976	$58,066	$33,456
Total weighted-average basic shares outstanding	28,814,759	27,541,007	28,434,002	23,128,653
Add dilutive stock warrants	92,392	104,901	92,187	106,050
Total weighted-average diluted shares outstanding	28,907,151	27,645,908	28,526,189	23,234,703
Diluted earnings per share	$1.02	$0.65	$2.04	$1.44
Anti-dilutive participating securities	63,003	92,658	111,538	109,465

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

	Six Months Ended June 30,
	2018	2017
Cash transactions:
Interest expense paid	$31,410	$17,891
Income taxes paid	$9,009	$14,511
Noncash transactions:
Transfers of loans to other real estate owned	$—	$750
Securities purchased, not yet settled	$—	$33,270

Supplemental schedule of noncash investing activities from acquisitions is as follows:

	Six Months Ended June 30,
	2018	2017
Noncash assets acquired
Certificates of deposit held in other banks	$—	$11,025
Securities available for sale	24,726	336,540
Restricted stock	3,357	11,110
Loans	651,722	1,384,041
Premises and equipment	4,800	63,561
Other real estate owned	—	9,976
Goodwill	100,120	362,993
Core deposit intangibles	7,532	36,717
Bank owned life insurance	8,181	53,213
Other assets	6,416	25,301
Total assets	$806,854	$2,294,477
Noncash liabilities assumed:
Deposits	$593,078	$1,825,181
Repurchase agreements	—	18,003
FHLB advances	60,000	—
Junior subordinated debt	—	9,359
Other liabilities	10,220	6,463
Total liabilities	$663,298	$1,859,006
Cash and cash equivalents acquired from acquisitions	$44,723	$148,444
Cash paid to shareholders of acquired banks	$31,016	$17,773
Fair value of common stock issued to shareholders of acquired bank	$157,263	$566,142

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Note 3. Securities Available for Sale
Securities available for sale have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at June 30, 2018 and December 31, 2017, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
June 30, 2018
U.S. treasuries	$20,420	$—	$(601)	$19,819
Government agency securities	207,403	41	(3,969)	203,475
Obligations of state and municipal subdivisions	212,279	925	(3,481)	209,723
Residential pass-through securities guaranteed by FNMA, GNMA, and FHLMC	364,570	296	(6,818)	358,048
	$804,672	$1,262	$(14,869)	$791,065
December 31, 2017
U.S. treasuries	$37,480	$—	$(326)	$37,154
Government agency securities	213,649	83	(2,223)	211,509
Obligations of state and municipal subdivisions	228,782	2,118	(1,287)	229,613
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC, FHR and GNR	274,356	1,229	(1,208)	274,377
Other securities	10,397	—	(48)	10,349
	$764,664	$3,430	$(5,092)	$763,002
Securities with a carrying amount of approximately $262,040 and $238,344 at June 30, 2018 and December 31, 2017, respectively, were pledged to secure public fund deposits and repurchase agreements.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Proceeds from sale of securities available for sale and gross gains and gross losses for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Proceeds from sale	$12,672	$16,810	$27,473	$16,810
Gross gains	$88	$104	$103	$104
Gross losses	$98	$52	$337	$52
The amortized cost and estimated fair value of securities available for sale at June 30, 2018, by contractual maturity, are shown below. Maturities of pass-through certificates will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2018
	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$69,055	$68,798
Due from one year to five years	173,021	169,719
Due from five to ten years	98,665	96,477
Thereafter	99,361	98,023
	440,102	433,017
Residential pass-through securities guaranteed by FNMA, GNMA, and FHLMC	364,570	358,048
	$804,672	$791,065

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The number of securities, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2018 and December 31, 2017, are summarized as follows:

	Less Than 12 Months			Greater Than 12 Months			Total
Description of Securities	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Securities Available for Sale
June 30, 2018
U.S. treasuries	4	$16,779	$(504)	1	$3,040	$(97)	$19,819	$(601)
Government agency securities	36	100,388	(1,947)	34	85,429	(2,022)	185,817	(3,969)
Obligations of state and municipal subdivisions	258	122,652	(2,183)	73	30,519	(1,298)	153,171	(3,481)
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	181	309,333	(5,841)	13	27,394	(977)	336,727	(6,818)
	479	$549,152	$(10,475)	121	$146,382	$(4,394)	$695,534	$(14,869)
December 31, 2017
U.S. treasuries	7	$34,053	$(267)	1	$3,101	$(59)	$37,154	$(326)
Government agency securities	51	142,991	(1,155)	27	60,030	(1,068)	203,021	(2,223)
Obligations of state and municipal subdivisions	202	87,625	(564)	54	26,883	(723)	114,508	(1,287)
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC, FHR and GNR	55	125,970	(834)	10	25,398	(374)	151,368	(1,208)
Other securities	1	10,349	(48)	—	—	—	10,349	(48)
	316	$400,988	$(2,868)	92	$115,412	$(2,224)	$516,400	$(5,092)
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Note 4. Loans, Net and Allowance for Loan Losses
Loans, net, at June 30, 2018 and December 31, 2017, consisted of the following:

	June 30,	December 31,
	2018	2017
Commercial	$1,316,420	$1,059,984
Real estate:
Commercial	3,944,306	3,369,892
Commercial construction, land and land development	919,564	744,868
Residential	998,709	892,293
Single family interim construction	347,801	289,680
Agricultural	81,866	82,583
Consumer	35,818	34,639
Other	283	304
	7,644,767	6,474,243
Deferred loan fees	(2,815)	(2,568)
Allowance for loan losses	(43,308)	(39,402)
	$7,598,644	$6,432,273

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
Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. The Company’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. These cash flows, however, may not be as expected and the value of collateral securing the loans may fluctuate. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short term loans may be made on an unsecured basis. Additionally, our commercial loan portfolio includes loans made to customers in the energy industry, which is a complex, technical and cyclical industry. Experienced bankers with specialized energy lending experience originate our energy loans. Companies in this industry produce, extract, develop, exploit and explore for oil and natural gas. Loans are primarily collateralized with proven producing oil and gas reserves based on a technical evaluation of these reserves. At June 30, 2018 and December 31, 2017, there were approximately $120,534 and $106,060 of energy related loans outstanding, respectively. With the acquisition of Carlile in second quarter of 2017, the Company acquired a mortgage warehouse purchase program, which provides a mortgage warehouse lending vehicle to third party mortgage bankers across a broad geographic scale. The mortgage loans are underwritten, in part, on approved investor takeout commitments. These loans have a very short duration ranging between 10 days and 15 days. In some cases, loans to larger mortgage originators may be financed for up to 60 days. These loans are reported as commercial loans since the loans are secured by notes receivable, not real estate. As of June 30, 2018 and December 31, 2017, mortgage warehouse purchase loans outstanding totaled $164,790 and $164,694, respectively.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. Management monitors the diversification of the portfolio on a quarterly basis by type and geographic location. Management also tracks the level of owner occupied property versus non owner occupied property. At June 30, 2018, the portfolio consisted of approximately 33% of owner occupied property.
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
Most of the Company’s lending activity occurs within the State of Texas, primarily in the north, central and southeast Texas regions. With the acquisition of Carlile, the Company expanded into the State of Colorado, specifically along the Front Range area. As of June 30, 2018, loans in the Colorado region represented about 5% of the total portfolio. A large percentage of the Company’s portfolio consists of commercial and residential real estate loans. As of June 30, 2018 and December 31, 2017, there were no concentrations of loans related to a single industry in excess of 10% of total loans.
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
The Texas and Colorado economies, specifically the Company’s lending area of north, central and southeast Texas and the Colorado Front Range area, continued to be strong in the second quarter of 2018. The Texas economy is the second largest in the nation, out-pacing the U.S. economy in job creation and employment growth. Overall, the forecast is strong with continued growth in the manufacturing and service sectors and rising activity in the energy sector. While the current economic outlook remains optimistic, future and long-term concerns continue to include the tightening labor markets, decreased housing affordability, energy price volatility and trade uncertainty. The risk of loss associated with all segments of the portfolio could increase due to these factors.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The economy and other risk factors are minimized by the Company’s underwriting standards, which include the following principles: 1) financial strength of the borrower including strong earnings, high net worth, significant liquidity and acceptable debt to worth ratio, 2) managerial business competence, 3) ability to repay, 4) loan to value, 5) projected cash flow and 6) guarantor financial statements as applicable. The following is a summary of the activity in the allowance for loan losses by loan class for the three and six months ended June 30, 2018 and 2017:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
Three Months Ended June 30, 2018
Balance at the beginning of period	$12,261	$24,219	$3,589	$1,636	$248	$180	$4	$(177)	$41,960
Provision for loan losses	556	2,310	(268)	7	(24)	8	29	112	2,730
Charge-offs	(1,013)	(342)	(2)	—	—	(3)	(47)	—	(1,407)
Recoveries	1	5	—	—	—	2	17	—	25
Balance at end of period	$11,805	$26,192	$3,319	$1,643	$224	$187	$3	$(65)	$43,308

Six Months Ended June 30, 2018
Balance at the beginning of period	$10,599	$23,301	$3,447	$1,583	$250	$205	$(32)	$49	$39,402
Provision for loan losses	2,296	3,236	(125)	60	(26)	(2)	100	(114)	5,425
Charge-offs	(1,095)	(353)	(5)	—	—	(19)	(95)	—	(1,567)
Recoveries	5	8	2	—	—	3	30	—	48
Balance at end of period	$11,805	$26,192	$3,319	$1,643	$224	$187	$3	$(65)	$43,308

Three months ended June 30, 2017
Balance at the beginning of period	$8,005	$20,467	$2,828	$1,402	$201	$252	$34	$242	$33,431
Provision for loan losses	675	1,029	463	(15)	71	35	23	191	2,472
Charge-offs	—	—	—	—	—	(11)	(55)	—	(66)
Recoveries	20	1	1	—	—	12	10	—	44
Balance at end of period	$8,700	$21,497	$3,292	$1,387	$272	$288	$12	$433	$35,881

Six months ended June 30, 2017
Balance at the beginning of period	$8,593	$18,399	$2,760	$1,301	$207	$242	$29	$60	$31,591
Provision for loan losses	85	3,077	530	220	65	99	46	373	4,495
Charge-offs	—	—	—	(134)	—	(67)	(77)	—	(278)
Recoveries	22	21	2	—	—	14	14	—	73
Balance at end of period	$8,700	$21,497	$3,292	$1,387	$272	$288	$12	$433	$35,881

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The following table details the amount of the allowance for loan losses and recorded investment in loans by class as of June 30, 2018 and December 31, 2017:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
June 30, 2018
Allowance for losses:
Individually evaluated for impairment	$5,020	$—	$—	$—	$—	$3	$—	$—	$5,023
Collectively evaluated for impairment	6,785	26,192	3,319	1,643	224	184	3	(65)	38,285
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance	$11,805	$26,192	$3,319	$1,643	$224	$187	$3	$(65)	$43,308

Loans:
Individually evaluated for impairment	$9,719	$2,694	$2,285	$—	$—	$37	$—	$—	$14,735
Collectively evaluated for impairment	1,282,319	4,774,305	994,174	347,801	78,778	35,749	283	—	7,513,409
Acquired with deteriorated credit quality	24,382	86,871	2,250	—	3,088	32	—	—	116,623
Ending balance	$1,316,420	$4,863,870	$998,709	$347,801	$81,866	$35,818	$283	$—	$7,644,767

December 31, 2017
Allowance for losses:
Individually evaluated for impairment	$3,500	$311	$—	$—	$—	$2	$—	$—	$3,813
Collectively evaluated for impairment	7,099	22,990	3,447	1,583	250	203	(32)	49	35,589
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance	$10,599	$23,301	$3,447	$1,583	$250	$205	$(32)	$49	$39,402

Loans:
Individually evaluated for impairment	$10,297	$3,054	$1,727	$—	$—	$74	$—	$—	$15,152
Collectively evaluated for impairment	1,037,401	4,039,332	887,292	289,680	78,646	34,544	304	—	6,367,199
Acquired with deteriorated credit quality	12,286	72,374	3,274	—	3,937	21	—	—	91,892
Ending balance	$1,059,984	$4,114,760	$892,293	$289,680	$82,583	$34,639	$304	$—	$6,474,243

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Nonperforming loans by loan class (excluding loans acquired with deteriorated credit quality) at June 30, 2018 and December 31, 2017, are summarized as follows:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
June 30, 2018
Nonaccrual loans	$7,469	$2,271	$2,113	$—	$—	$37	$—	$11,890
Loans past due 90 days and still accruing	69	5	3	—	—	2	—	79
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	—	423	172	—	—	—	—	595
	$7,538	$2,699	$2,288	$—	$—	$39	$—	$12,564
December 31, 2017
Nonaccrual loans	$10,304	$2,716	$998	$—	$—	$55	$—	$14,073
Loans past due 90 days and still accruing	8	120	8	—	—	—	—	136
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	—	455	730	—	—	20	—	1,205
	$10,312	$3,291	$1,736	$—	$—	$75	$—	$15,414
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Impaired loans by loan class (excluding loans acquired with deteriorated credit quality) at June 30, 2018 and December 31, 2017, are summarized as follows:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
June 30, 2018
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$8,790	$—	$—	$—	$—	$3	$—	$8,793
Impaired loans with no allowance for loan losses	929	2,694	2,285	—	—	34	—	5,942
Total	$9,719	$2,694	$2,285	$—	$—	$37	$—	$14,735
Unpaid principal balance of impaired loans	$9,748	$2,782	$2,373	$—	$—	$46	$—	$14,949
Allowance for loan losses on impaired loans	$5,020	$—	$—	$—	$—	$3	$—	$5,023
December 31, 2017
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$9,255	$1,793	$—	$—	$—	$2	$—	$11,050
Impaired loans with no allowance for loan losses	1,042	1,261	1,727	—	—	72	—	4,102
Total	$10,297	$3,054	$1,727	$—	$—	$74	$—	$15,152
Unpaid principal balance of impaired loans	$13,456	$3,124	$1,818	$—	$—	$197	$—	$18,595
Allowance for loan losses on impaired loans	$3,500	$311	$—	$—	$—	$2	$—	$3,813
For the three months ended June 30, 2018
Average recorded investment in impaired loans	$9,517	$3,015	$2,205	$—	$—	$46	$—	$14,783
Interest income recognized on impaired loans	$17	$8	$37	$—	$—	$—	$—	$62
For the six months ended June 30, 2018
Average recorded investment in impaired loans	$9,777	$3,028	$2,045	$—	$—	$55	$—	$14,905
Interest income recognized on impaired loans	$20	$14	$43	$—	$—	$1	$—	$78
For the three months ended June 30, 2017
Average recorded investment in impaired loans	$8,189	$2,798	$2,658	$—	$—	$251	$—	$13,896
Interest income recognized on impaired loans	$3	$15	$12	$—	$—	$3	$—	$33
For the six months ended June 30, 2017
Average recorded investment in impaired loans	$8,032	$4,228	$2,401	$295	$—	$260	$—	$15,216
Interest income recognized on impaired loans	$4	$412	$24	$—	$—	$5	$—	$445
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
A “troubled debt restructured” loan is identified as impaired and measured for credit impairment as of each reporting period in accordance with the guidance in  Accounting Standards Codification (ASC) 310-10-35. Modifications primarily relate to extending the amortization periods of the loans and interest rate concessions. The majority of these loans were identified as impaired prior to restructuring; therefore, the modifications did not materially impact the Company’s determination of the allowance for loan losses. The recorded investment in troubled debt restructurings, including those on nonaccrual, was $4,603 and $3,028 as of June 30, 2018 and December 31, 2017, respectively.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Following is a summary of loans modified under troubled debt restructurings during the three and six months ended June 30, 2018 and 2017:

	Commercial	Commercial Real Estate, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
Troubled debt restructurings during the three months ended June 30, 2018
Number of contracts	1	—	—	—	—	—	—	1
Pre-restructuring outstanding recorded investment	$2,755	$—	$—	$—	$—	$—	$—	$2,755
Post-restructuring outstanding recorded investment	$2,755	$—	$—	$—	$—	$—	$—	$2,755

Troubled debt restructurings during the six months ended June 30, 2018
Number of contracts	1	—	—	—	—	—	—	1
Pre-restructuring outstanding recorded investment	$2,755	$—	$—	$—	$—	$—	$—	$2,755
Post-restructuring outstanding recorded investment	$2,755	$—	$—	$—	$—	$—	$—	$2,755

Troubled debt restructurings during the three months ended June 30, 2017
Number of contracts	—	—	1	—	—	1	—	2
Pre-restructuring outstanding recorded investment	$—	$—	$465	$—	$—	$22	$—	$487
Post-restructuring outstanding recorded investment	$—	$—	$465	$—	$—	$22	$—	$487

Troubled debt restructurings during the six months ended June 30, 2017
Number of contracts	—	—	1	—	—	1	—	2
Pre-restructuring outstanding recorded investment	$—	$—	$465	$—	$—	$22	$—	$487
Post-restructuring outstanding recorded investment	$—	$—	$465	$—	$—	$22	$—	$487
At June 30, 2018 and 2017, there were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the three and six months ended June 30, 2018 and 2017, respectively. At June 30, 2018 and 2017, the Company had no commitments to lend additional funds to any borrowers with loans whose terms have been modified under troubled debt restructurings.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents information regarding the aging of past due loans by loan class as of June 30, 2018 and December 31, 2017:

	Loans 30-89 Days Past Due	Loans 90 or More Past Due	Total Past Due Loans	Current Loans	Total Loans
June 30, 2018
Commercial	$4,668	$6,622	$11,290	$1,280,748	$1,292,038
Commercial real estate, land and land development	1,140	832	1,972	4,775,027	4,776,999
Residential real estate	736	1,572	2,308	994,151	996,459
Single-family interim construction	—	—	—	347,801	347,801
Agricultural	612	—	612	78,166	78,778
Consumer	128	29	157	35,629	35,786
Other	—	—	—	283	283
	7,284	9,055	16,339	7,511,805	7,528,144
Acquired with deteriorated credit quality	2,525	3,052	5,577	111,046	116,623
	$9,809	$12,107	$21,916	$7,622,851	$7,644,767
December 31, 2017
Commercial	$730	$10,300	$11,030	$1,036,668	$1,047,698
Commercial real estate, land and land development	4,083	1,944	6,027	4,036,359	4,042,386
Residential real estate	6,269	138	6,407	882,612	889,019
Single-family interim construction	1,436	—	1,436	288,244	289,680
Agricultural	—	—	—	78,646	78,646
Consumer	373	47	420	34,198	34,618
Other	—	—	—	304	304
	12,891	12,429	25,320	6,357,031	6,382,351
Acquired with deteriorated credit quality	2,748	4,013	6,761	85,131	91,892
	$15,639	$16,442	$32,081	$6,442,162	$6,474,243
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
A summary of loans by credit quality indicator by class as of June 30, 2018 and December 31, 2017, is as follows:

	Pass	Pass/ Watch	Special Mention	Substandard	Doubtful	Total
June 30, 2018
Commercial	$1,222,866	$20,813	$33,732	$39,009	$—	$1,316,420
Commercial real estate, construction, land and land development	4,734,866	74,276	19,701	34,835	192	4,863,870
Residential real estate	985,937	5,363	685	6,724	—	998,709
Single-family interim construction	346,143	1,658	—	—	—	347,801
Agricultural	61,876	4,218	13,056	2,716	—	81,866
Consumer	35,600	57	49	112	—	35,818
Other	283	—	—	—	—	283
	$7,387,571	$106,385	$67,223	$83,396	$192	$7,644,767
December 31, 2017
Commercial	$989,953	$35,105	$3,737	$31,189	$—	$1,059,984
Commercial real estate, construction, land and land development	4,040,385	46,288	11,915	16,172	—	4,114,760
Residential real estate	883,653	2,722	462	5,456	—	892,293
Single-family interim construction	288,020	1,660	—	—	—	289,680
Agricultural	59,392	5,762	13,802	3,627	—	82,583
Consumer	34,510	25	4	100	—	34,639
Other	304	—	—	—	—	304
	$6,296,217	$91,562	$29,920	$56,544	$—	$6,474,243
The Company has acquired certain loans which experienced credit deterioration since origination (purchased credit impaired (PCI) loans).
The Company has included PCI loans in the above grading tables. The following provides additional detail on the grades applied to those loans at June 30, 2018 and December 31, 2017:

	Pass	Pass/ Watch	Special Mention	Substandard	Doubtful	Total
June 30, 2018	$40,118	$34,550	$12,819	$28,944	$192	$116,623
December 31, 2017	36,928	32,674	2,662	19,628	—	91,892
PCI loans may remain on accrual status to the extent the company can reasonably estimate the amount and timing of expected future cash flows. At June 30, 2018 and December 31, 2017, non-accrual PCI loans were $10,494 and $7,889, respectively.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Accretion on PCI loans is based on estimated future cash flows, regardless of contractual maturity. The following table summarizes the outstanding balance and related carrying amount of purchased credit impaired loans by acquired bank as of the acquisition date for the acquisitions occurring in 2018 and 2017:

	Acquisition Date
	June 1, 2018	April 1, 2017
	Integrity Bancshares, Inc.*	Carlile Bancshares, Inc.
Outstanding balance	$40,227	$101,153
Nonaccretable difference	(7,864)	(14,700)
Accretable yield	—	(685)
Carrying amount	$32,363	$85,768
*Amounts represent provisional estimates and are subject to final acquisition accounting adjustments.
The carrying amount of all acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
Outstanding balance	$134,815	$105,685
Carrying amount	116,623	91,892
There was no allocation established in the allowance for loan losses relating to PCI loans at June 30, 2018 or December 31, 2017.
The changes in accretable yield during the six months ended June 30, 2018 and 2017 in regard to loans transferred at acquisition for which it was probable that all contractually required payments would not be collected are presented in the table below.

	For the Six Months Ended June 30,
	2018	2017
Balance at January 1,	$1,546	$1,526
Additions	—	944
Accretion	(1,121)	(187)
Transfers from nonaccretable	1,286	—
Balance at June 30,	$1,711	$2,283

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
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of this instrument. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At June 30, 2018 and December 31, 2017, the approximate amounts of these financial instruments were as follows:

	June 30,	December 31,
	2018	2017
Commitments to extend credit	$1,605,525	$1,286,704
Standby letters of credit	15,704	10,532
	$1,621,229	$1,297,236
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
Letters of credit are written conditional commitments used by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan arrangements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table above. If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of June 30, 2018 and December 31, 2017, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Lease Commitments
The Company leases certain branch facilities and other facilities. Rent expense related to these leases amounted to $824 and $1,555 for the three and six months ended June 30, 2018, respectively, and $899 and $1,419 for the three and six months ended June 30, 2017, respectively.

Note 6. Income Taxes
Income tax expense for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income tax expense for the period	$7,519	$8,561	$14,324	$15,289
Effective tax rate	20.2%	32.1%	19.6%	31.1%
Effective January 1, 2018, the corporate U.S. statutory federal income tax rate was reduced from 35% to 21% under the Tax Cuts and Jobs Act. The Company completed its accounting under ASC 740 in December 2017 for all material deferred tax assets and liabilities with provisional amounts recorded for immaterial items. No adjustments were made to provisional amounts during the period ended June 30, 2018 and none are anticipated during the one year SEC Staff Accounting Bulletin 118 measurement period.
The effective tax rates differ from the statutory federal tax rate for 2018 and 2017 of 21% and 35%, respectively, largely due to tax exempt interest income earned on certain investment securities and loans, the nontaxable earnings on bank owned life insurance, and excess tax benefits on restricted stock vestings. In addition, the effective tax rate differs over the respective periods due to nondeductible acquisition expenses incurred during the three months ended June 30, 2018 and 2017.

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The following table represents assets reported on the consolidated balance sheets at their fair value on a recurring basis as of June 30, 2018 and December 31, 2017 by level within the ASC Topic 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018
Measured on a recurring basis:
Assets:
Investment securities available for sale:
U.S. treasuries	$19,819	$—	$19,819	$—
Government agency securities	203,475	—	203,475	—
Obligations of state and municipal subdivisions	209,723	—	209,723	—
Residential pass-through securities guaranteed by FNMA, GNMA, and FHLMC	358,048	—	358,048	—
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

In accordance with ASC Topic 820, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at June 30, 2018 and December 31, 2017, for which a nonrecurring change in fair value has been recorded:

		Fair Value Measurements at Reporting Date Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Period Ended Total Losses
June 30, 2018
Measured on a nonrecurring basis:
Assets:
Impaired loans	$3,770	$—	$—	$3,770	$2,023
Other real estate	—	—	—	—	—

December 31, 2017
Measured on a nonrecurring basis:
Assets:
Impaired loans	$7,237	$—	$—	$7,237	$3,719
Other real estate	1,726	—	—	1,726	375

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
In addition, mortgage loans held for sale are required to be measured at the lower of cost or fair value. The fair value of mortgage loans held for sale is based upon binding quotes or bids from third party investors. As of June 30, 2018 and December 31, 2017, all mortgage loans held for sale were recorded at cost.
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
Loans: Pursuant to the adoption of ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, for loan values reported for the 2018 period, a discounted cash flow model is used to estimate the fair value of the loans. The discounted cash flow approach models the credit losses directly in the projected cash flows, applying various assumptions regarding credit, interest, and prepayment risks for the loans based on loan types, payment types and fixed or variable classifications. Loans reported prior to 2018 were valued as follows: For variable-rate loans that reprice frequently and have no significant changes in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (for example, one-to-four family residential), commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instruments were as follows at June 30, 2018 and December 31, 2017:

			Fair Value Measurements at Reporting Date Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2018
Financial assets:
Cash and cash equivalents	$447,049	$447,049	$447,049	$—	$—
Certificates of deposit held in other banks	1,225	1,239	—	1,239	—
Securities available for sale	791,065	791,065	—	791,065	—
Loans held for sale	30,056	31,064	—	31,064	—
Loans, net	7,598,644	7,615,524	—	7,611,754	3,770
FHLB of Dallas stock and other restricted stock	39,003	39,003	—	39,003	—
Accrued interest receivable	23,318	23,318	—	23,318	—
Financial liabilities:
Deposits	7,533,405	7,543,099	—	7,543,099	—
Accrued interest payable	5,565	5,565	—	5,565	—
FHLB advances	750,626	747,142	—	747,142	—
Other borrowings	137,098	140,550	—	140,550	—
Junior subordinated debentures	27,753	29,780	—	29,780	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2017
Financial assets:
Cash and cash equivalents	$431,102	$431,102	$431,102	$—	$—
Certificates of deposit held in other banks	12,985	13,049	—	13,049	—
Securities available for sale	763,002	763,002	10,349	752,653	—
Loans held for sale	39,202	40,436	—	40,436	—
Loans, net	6,432,273	6,350,416	—	6,343,179	7,237
FHLB of Dallas stock and other restricted stock	29,184	29,184	—	29,184	—
Accrued interest receivable	20,835	20,835	—	20,835	—
Financial liabilities:
Deposits	6,632,822	6,637,813	—	6,637,813	—
Accrued interest payable	4,654	4,654	—	4,654	—
FHLB advances	530,667	526,514	—	526,514	—
Other borrowings	136,911	141,650	—	141,650	—
Junior subordinated debentures	27,654	20,008	—	20,008	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Note 8. Stock Awards and Stock Warrants
The Company grants common stock awards to certain employees of the Company. The common stock issued prior to 2013 vests five years from the date the award is granted and the related compensation expense is recognized over the vesting period. In connection with the Company's initial public offering in April 2013, the Board of Directors adopted the 2013 Equity Incentive Plan. Under this plan, the Compensation Committee may grant awards to certain employees of the Company in the form of restricted stock, restricted stock rights, restricted stock units, qualified and nonqualified stock options, performance-based share awards and other equity-based awards. In May 2018, the shareholders of the Company voted to amend the plan to increase the reserved shares of common stock to be awarded by the Company’s compensation committee by 1,500,000 for a total of 2,300,000 reserved shares. The shares currently issued under the 2013 Plan are restricted stock awards and will vest evenly over the required employment period, generally ranging from three to five years. Shares granted under a previous plan prior to 2012 and those in and subsequent to 2013 under the 2013 Equity Incentive Plan were issued at the date of grant and receive dividends. Shares issued under a revised plan in 2012 are not outstanding shares of the Company until they vest and do not receive dividends. All stock awards issued under expired plans prior to 2013 are fully vested. During the six months ended June 30, 2017, 24,160 shares that were issued under the 2012 Plan vested during the period.
The following table summarizes the activity in nonvested shares for the six months ended June 30, 2018 and 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2017	242,056	$49.17
Granted during the period	118,912	72.36
Vested during the period	(105,385)	43.78
Forfeited during the period	(3,845)	64.47
Nonvested shares, June 30, 2018	251,738	$62.15

Nonvested shares, December 31, 2016	280,524	$36.88
Granted during the period	87,770	62.51
Vested during the period	(130,819)	33.96
Nonvested shares, June 30, 2017	237,475	$47.96
Compensation expense related to these awards is recorded based on the fair value of the award at the date of grant and totaled $1,543 and $2,955 for the three and six months ended June 30, 2018, respectively, and $1,196 and $2,166 for the three and six months ended June 30, 2017, respectively. Compensation expense is recorded in salaries and employee benefits in the accompanying consolidated statements of income. At June 30, 2018, future compensation expense is estimated to be $13,542 and will be recognized over a remaining weighted average period of 3.31 years.
The fair value of common stock awards that vested during the six months ended June 30, 2018 and 2017 was $7,539 and $7,995, respectively. The Company recorded $264 and $613 in excess tax benefits on vested restricted stock to income tax expense for the three and six months ended June 30, 2018, respectively, and $520 and $1,244 for the three and six months ended June 30, 2017, respectively.
At June 30, 2018, the future vesting schedule of the nonvested shares is as follows:

First year	104,344
Second year	59,487
Third year	43,681
Fourth year	25,856
Fifth year	18,370
Total nonvested shares	251,738

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The Company has warrants outstanding representing the right to purchase 120,869 shares of Company stock at $17.19 per share to certain Company directors and shareholders. The warrants were issued in return for the shareholders' agreement to repurchase the subordinated debt outstanding to an unaffiliated bank in the event of Company default. The warrants were recorded as equity awards at fair value and were amortized over the term of the debt. The subordinated debt was paid off by the Company in 2013. The warrants expire in December 2018. During the six months ended June 30, 2018, warrants to purchase 26,472 shares of common stock were exercised and have been issued by the Company.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, CET1 and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2018 and December 31, 2017, the Company and the Bank meet all capital adequacy requirements to which they are subject, including the capital buffer requirement.
As of June 30, 2018 and December 31, 2017, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized," the Bank must maintain minimum total risk based, CET1, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Bank’s category.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The actual capital amounts and ratios of the Company and Bank as of June 30, 2018 and December 31, 2017, are presented in the following table:

	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2018
Total capital to risk weighted assets:
Consolidated	$999,359	11.85%	$674,882	8.00%	N/A	N/A
Bank	976,485	11.58	674,415	8.00	$843,018	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	816,051	9.67	506,162	6.00	N/A	N/A
Bank	933,177	11.07	505,811	6.00	674,415	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	785,451	9.31	379,621	4.50	N/A	N/A
Bank	933,177	11.07	379,358	4.50	547,962	6.50
Tier 1 capital to average assets:
Consolidated	816,051	9.71	336,078	4.00	N/A	N/A
Bank	933,177	11.12	335,824	4.00	419,780	5.00

December 31, 2017
Total capital to risk weighted assets:
Consolidated	$897,760	12.56%	$572,025	8.00%	N/A	N/A
Bank	867,082	12.15	571,142	8.00	$713,928	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	718,358	10.05	429,019	6.00	N/A	N/A
Bank	827,680	11.59	428,357	6.00	571,142	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	687,006	9.61	321,764	4.50	N/A	N/A
Bank	827,680	11.59	321,268	4.50	464,053	6.50
Tier 1 capital to average assets:
Consolidated	718,358	8.92	322,124	4.00	N/A	N/A
Bank	827,680	10.30	321,384	4.00	401,730	5.00

Note 10.    Business Combinations
Guaranty Bancorp
On May 22, 2018, the Company announced that it entered into a definitive agreement with Guaranty Bancorp (GBNK) and its subsidiary, Guaranty Bank and Trust Company (Guaranty Bank), which operates its main office in Denver Colorado and has 32 branches located along the Colorado Front Range. Pursuant to the agreement, GBNK will merge with and into the Company in an all-stock transaction. Upon completion of the merger, Guaranty Bank will be merged with and into the Bank. Under the terms of the merger agreement, shareholders of GBNK will receive 0.45 shares of the Company's common stock for each share of GBNK common stock. The merger has been approved by the Boards of Directors of both companies and is expected to close during the fourth quarter of 2018, although delays may occur. The transaction is subject to certain conditions, including the approval by shareholders of the Company, GBNK and customary regulatory approvals.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Integrity Bancshares, Inc.
On June 1, 2018, the Company acquired 100% of the outstanding stock of Integrity Bancshares, Inc. and its subsidiary, Integrity Bank, SSB, Houston, Texas (Integrity) with four branches located in Houston, TX. The Company issued 2,071,981 shares of Company stock and paid $31,016 in cash for the outstanding shares and options of Integrity common stock.
The Company recognized a provisional amount of goodwill of $100,120, which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair market value of identifiable assets acquired. The fair value of consideration exchanged related to the Company's stock was calculated based upon the closing market price of the Company's stock as of June 1, 2018. The goodwill in this acquisition resulted from a combination of expected synergies and expansion in the Houston market. None of the goodwill recognized is expected to be deductible for income tax purposes.
Provisional estimates for loans and core deposit intangible have been recorded for the acquisition as independent valuations have not been finalized. The Company does not expect any significant differences from estimated values upon completion of the valuations.
The Company has incurred expenses related to the acquisition of approximately $1,101 and $1,296 for the three and six months ended June 30, 2018, respectively, which are included in acquisition expense in the consolidated statements of income. The Company incurred expenses of $360 during the year ended December 31, 2017. In addition, for the six months ended June 30, 2018, the Company paid offering costs totaling $209 which were recorded as a reduction to stock issuance proceeds through additional paid in capital.
Estimated fair values of the assets acquired and liabilities assumed in the transaction as of the closing date are as follows:

Assets of acquired bank:
Cash and cash equivalents	$44,723
Securities available for sale	24,726
Restricted stock	3,357
Loans	651,722
Premises and equipment	4,800
Goodwill	100,120
Core deposit intangible	7,532
Bank owned life insurance	8,181
Other assets	6,416
Total assets acquired	$851,577

Liabilities of acquired bank:
Deposits	$593,078
FHLB advances	60,000
Other liabilities	10,220
Total liabilities assumed	$663,298
Common stock issued at $75.90 per share	$157,263
Cash paid	$31,016
The acquisition is not considered significant to the Company's financial statements and therefore, pro-forma financial data is not included.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Note 11. Subsequent Events
Declaration of Dividends
On July 25, 2018, the Company declared a quarterly cash dividend in the amount of $0.14 per share of common stock to the stockholders of record on August 6, 2018. The dividend will be paid on August 16, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q, our other filings with the SEC, and other press releases, documents, reports and announcements that we make, issue or publish may contain statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other related federal securities laws. These forward-looking statements are statements or projections with respect to matters such as our future results of operations, including our future revenues, income, expenses, provision for taxes, effective tax rate, earnings per share and cash flows, our future capital expenditures and dividends, our future financial condition and changes therein, including changes in our loan portfolio and allowance for loan losses, our future capital structure or changes therein, the plan and objectives of management for future operations, our future or proposed acquisitions and the integration thereof, the future or expected effect of acquisitions on our operations, results of operations and financial condition, our future economic performance and the statements of the assumptions underlying any such statement. Such statements are typically identified by the use in the statements of words or phrases such as “aim,” “anticipate,” “estimate,” “expect,” “goal,” “guidance,” “intend,” “is anticipated,” “is estimated,” “is expected,” “is intended,” “objective,” “plan,” “projected,” “projection,” “will affect,” “will be,” “will continue,” “will decrease,” “will grow,” “will impact,” “will increase,” “will incur,” “will reduce,” “will remain,” “will result,” “would be,” variations of such words or phrases (including where the word “could,” “may” or “would” is used rather than the word “will” in a phrase) and similar words and phrases indicating that the statement addresses some future result, occurrence, plan or objective. The forward-looking statements that we make are based on the Company’s current expectations and assumptions regarding its business, the economy, and other future conditions. Because forward-looking statements relate to future results and occurrences, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. The Company’s actual results may differ materially from those contemplated by the forward-looking statements, which are neither statements of historical fact nor guarantees or assurances of future performance. Many possible events or factors could affect the future financial results and performance of the Company and could cause such results or performance to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, the following:

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

•
the impact of recent and future legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, and changes in federal government policies;

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
As of June 30, 2018, the Company operated 74 full service banking locations in north, central and southeast Texas regions, and along the Colorado Front Range region.
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
Certain Events Affect Year-over-Year Comparability
Acquisitions. The Company completed the acquisition of Integrity Bancshares, Inc., a Texas corporation and its subsidiary, Integrity Bank, SSB, Houston, Texas (Integrity), a Texas state savings bank on June 1, 2018. The Company acquired four new locations as part of the transaction, representing an expansion in the Houston metropolitan area. This acquisition increased total assets by $851.6 million, gross loans by $651.7 million and deposits by $593.1 million
The Company completed the acquisition of Carlile Bancshares, Inc., a Texas corporation (Carlile) and its subsidiary, Northstar Bank (Northstar), Denton, Texas, a Texas state chartered bank on April 1, 2017. The Company acquired 42 new locations as part of the transaction, representing an expansion in the Dallas/North Texas and Central Texas areas as well as its entry into the Fort Worth, Texas and Colorado Front Range markets. This acquisition increased total assets by $2.4 billion, gross loans by $1.4 billion and deposits by $1.8 billion.
The comparability of the Company's results of operations for the three and six months ended June 30, 2018 and 2017 are affected by these acquisitions.
Pending Acquisitions
Guaranty Bancorp. On May 22, 2018, the Company announced that it entered into a definitive agreement with Guaranty Bancorp (GBNK) and its subsidiary, Guaranty Bank and Trust Company (Guaranty Bank), which operates its main office in Denver Colorado and has 32 branches located along the Colorado Front Range. Pursuant to the agreement, GBNK will merge with and into the Company in an all-stock transaction. Upon completion of the merger, Guaranty Bank will be merged with and into the Bank. Under the terms of the merger agreement, shareholders of GBNK will receive 0.45 shares of the Company's common stock for each share of GBNK common stock. The merger has been approved by the Boards of Directors of both companies and is expected to close during the fourth quarter of 2018, although delays may occur. The transaction is subject to certain conditions, including the approval by shareholders of the Company, GBNK and customary regulatory approvals.

Discussion and Analysis of Results of Operations for the Three and Six Months Ended June 30, 2018 and 2017
The following discussion and analysis of our results of operations compares the operations for the three and six months ended June 30, 2018 with the three and six months ended June 30, 2017. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results of operations that may be expected for all of the year ending December 31, 2018.
Results of Operations
For the three months ended June 30, 2018, net income was $29.6 million ($1.02 per common share on a diluted basis) compared with net income of $18.1 million ($0.65 per common share on a diluted basis) for the three months ended June 30, 2017. The Company posted annualized returns on average equity of 8.38% and 5.85%, returns on average assets of 1.30% and 0.86% and efficiency ratios of 53.64% and 62.01% for the three months ended June 30, 2018 and 2017, respectively. The efficiency ratio is calculated by dividing total noninterest expense (which excludes the provision for loan losses and the amortization of core deposits intangibles) by net interest income plus noninterest income.
For the six months ended June 30, 2018, net income was $58.6 million ($2.04 per common share on a diluted basis) compared with $33.8 million ($1.44 per common share on a diluted basis) for the six months ended June 30, 2017. The Company posted annualized returns on average common equity of 8.54% and 7.07%, returns on average assets of 1.33% and 0.95% and efficiency ratios of 52.99% and 58.26% for the six months ended June 30, 2018 and 2017, respectively.
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
Net interest income was $78.9 million for the three months ended June 30, 2018, an increase of $9.4 million, or 13.5%, from $69.5 million for the three months ended June 30, 2017. This increase is due primarily to a $642.0 million increase, or 8.8%, in average interest earning assets to $8.0 billion for the three months ended June 30, 2018 compared to $7.3 billion for the three months ended June 30, 2017. The increase in interest-earning assets is attributable to organic growth as well as the earning assets acquired in the Integrity transaction. The average yield on interest earning assets increased 51 basis points from 4.38% for the three months ended June 30, 2017 to 4.89% for the three months ended June 30, 2018. The increase from the prior year is due primarily to higher rates on interest-earning assets due to continued increases in the Fed Funds rate for the year over year period as well as a shift in the earning asset mix from interest-bearing deposits to higher yielding loans, in addition to the loans acquired in the Integrity transaction, which had higher effective interest rates. The average cost of interest-bearing liabilities increased 50 basis points to 1.27% for the three months ended June 30, 2018 compared to 0.77% for the three months ended June 30, 2017. The increase is primarily due to higher rates offered on our deposits, primarily commercial money market accounts and certificates of deposit, resulting from both market competition and the increased interest rates on deposit products tied to Fed Funds rates and short-term FHLB advances. The aforementioned changes resulted in a 16 basis point increase in the net interest margin for the three months ended June 30, 2018 at 3.97% compared to 3.81% for the three months ended June 30, 2017.
Net interest income was $152.9 million for the six months ended June 30, 2018, an increase of $35.5 million, or 30.3%, from $117.4 million for the six months ended June 30, 2017. This increase is due primarily to a $1.4 billion increase, or 21.6%, in average interest earning assets to $7.7 billion for the six months ended June 30, 2018 compared to $6.3 billion for six months ended June 30, 2017. The increases in interest-earning assets is due to organic growth and the result of the Carlile acquisition in April 2017 and the Integrity acquisition completed in June 2018. The net interest margin for the six months ended June 30, 2018 increased 27 basis points to 4.02% compared to 3.75% for the six months ended June 30, 2017. The increase from prior year is primarily due to an increase in loan yields of 43 basis points which is reflective of higher effective interest rates on organic and acquired loans, as well as higher loan accretion income of $1.0 million for the year over year period. The increase is also a result of a shift in in the earning asset mix from interest-bearing deposits to higher yielding loans in addition to higher interest rates on securities and interest-bearing deposits. The average yield on interest earning assets increased 53 basis points from 4.34% for the six months ended June 30, 2017 to 4.87% while the average rate paid on interest bearing liabilities increased 39 basis points from 0.78% to 1.17%.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis.  The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and six months ended June 30, 2018 and 2017. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances.

	Three Months Ended June 30,
	2018			2017
	Average Outstanding Balance	Interest	Yield/ Rate (3)	Average Outstanding Balance	Interest	Yield/ Rate (3)
(dollars in thousands)
Interest-earning assets:
Loans (1)	$7,021,447	$91,614	5.23%	$6,166,878	$75,194	4.89%
Taxable securities	605,009	3,501	2.32	533,690	2,303	1.73
Nontaxable securities	183,043	1,179	2.58	161,402	992	2.47
Interest-bearing deposits and other	154,986	788	2.04	460,511	1,394	1.21
Total interest-earning assets	7,964,485	$97,082	4.89	7,322,481	$79,883	4.38
Noninterest-earning assets	1,200,430			1,155,879
Total assets	$9,164,915			$8,478,360
Interest-bearing liabilities:
Checking accounts	$2,959,101	$6,217	0.84	$2,351,619	$2,560	0.44
Savings accounts	284,103	136	0.19	309,369	97	0.13
Money market accounts	884,630	3,889	1.76	993,663	1,936	0.78
Certificates of deposit	893,931	2,585	1.16	1,153,990	2,388	0.83
Total deposits	5,021,765	12,827	1.02	4,808,641	6,981	0.58
FHLB advances	563,875	2,847	2.03	460,713	1,351	1.18
Repurchase agreements and other borrowings	137,843	2,097	6.10	124,177	1,716	5.54
Junior subordinated debentures	27,736	402	5.81	27,506	335	4.89
Total interest-bearing liabilities	5,751,219	18,173	1.27	5,421,037	10,383	0.77
Noninterest-bearing checking accounts	1,973,582			1,787,955
Noninterest-bearing liabilities	21,578			26,037
Stockholders’ equity	1,418,536			1,243,331
Total liabilities and equity	$9,164,915			$8,478,360
Net interest income		$78,909			$69,500
Interest rate spread			3.62%			3.61%
Net interest margin (2)			3.97			3.81
Net interest income and margin (tax equivalent basis) (4)		$79,324	3.99		$70,201	3.85
Average interest earning assets to interest bearing liabilities			138.48			135.08

(1)	Average loan balances include nonaccrual loans.

(2)
Net interest margins for the periods presented represent: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.

(3)	Yield and rates for the three month periods are annualized.

(4)	A tax-equivalent adjustment has been computed using a federal income tax rate of 21% and 35% for the three months ended June 30, 2018 and 2017, respectively.

	Six Months Ended June 30,
	2018			2017
	Average Outstanding Balance	Interest	Yield/ Rate (3)	Average Outstanding Balance	Interest	Yield/ Rate (3)
(dollars in thousands)
Interest-earning assets:
Loans (1)	$6,730,278	$174,889	5.24%	$5,403,638	$128,938	4.81%
Taxable securities	596,779	6,404	2.16	389,060	3,067	1.59
Nontaxable securities	186,219	2,372	2.57	121,807	1,533	2.54
Interest-bearing deposits and other	161,808	1,531	1.91	399,611	2,284	1.15
Total interest-earning assets	7,675,084	$185,196	4.87	6,314,116	$135,822	4.34
Noninterest-earning assets	1,187,653			872,462
Total assets	$8,862,737			$7,186,578
Interest-bearing liabilities:
Checking accounts	$2,938,343	$11,175	0.77	$2,153,035	$4,726	0.44
Savings accounts	281,849	250	0.18	232,467	163	0.14
Money market accounts	802,540	6,511	1.64	781,427	2,992	0.77
Certificates of deposit	878,263	4,690	1.08	1,001,150	4,129	0.83
Total deposits	4,900,995	22,626	0.93	4,168,079	12,010	0.58
FHLB advances	523,345	4,733	1.82	460,724	2,522	1.10
Repurchase agreements and other borrowings	137,821	4,199	6.14	115,813	3,421	5.96
Junior subordinated debentures	27,711	762	5.55	22,852	502	4.43
Total interest-bearing liabilities	5,589,872	32,320	1.17	4,767,468	18,455	0.78
Noninterest-bearing checking accounts	1,871,129			1,432,802
Noninterest-bearing liabilities	18,699			22,374
Stockholders’ equity	1,383,037			963,934
Total liabilities and equity	$8,862,737			$7,186,578
Net interest income		$152,876			$117,367
Interest rate spread			3.70%			3.56%
Net interest margin (2)			4.02			3.75
Net interest income and margin (tax equivalent basis) (4)		$153,746	4.04		$118,472	3.78
Average interest earning assets to interest bearing liabilities			137.30			132.44

(1)	Average loan balances include nonaccrual loans.

(2)
Net interest margins for the periods presented represent: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.

(3)	Yield and rates for the six month periods are annualized.

(4)	A tax-equivalent adjustment has been computed using a federal income tax rate of 21% and 35% for the six months ended June 30, 2018 and 2017, respectively.

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
The Company recorded a $2.7 million provision for loan losses for the three months ended June 30, 2018 compared to $2.5 million for the comparable period in 2017. Provision expense for the six months ended June 30, 2018 was $5.4 million compared to $4.5 million for the same period in 2017. Provision expense is primarily reflective of organic loan growth as well as charge-offs or specific reserves taken during the respective period. Net charge-offs were $1.4 million and $22 thousand for the three months ended June 30, 2018 and 2017, respectively, and $1.5 million and $205 thousand for the six months ended June 30, 2018 and 2017, respectively. The increase in net charge-offs for the six months ended June 30, 2018 were related to partial charge-offs on one commercial real estate and four commercial nonaccrual loans during the period.
Noninterest Income
The following table sets forth the components of noninterest income for the three and six months ended June 30, 2018 and 2017 and the period-over-period variations in such categories of noninterest income:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(dollars in thousands)	2018	2017	2018 v. 2017		2018	2017	2018 v. 2017
Noninterest Income
Service charges on deposit accounts	$3,533	$3,760	$(227)	(6.0)%	$7,018	$5,687	$1,331	23.4%
Mortgage banking revenue	3,609	5,019	(1,410)	(28.1)	7,023	6,286	737	11.7
Gain (loss) on sale of other real estate	58	(36)	94	N/M	118	(36)	154	N/M
(Loss) gain on sale of securities available for sale	(10)	52	(62)	N/M	(234)	52	(286)	N/M
(Loss) gain on sale of premises and equipment	(89)	1	(90)	N/M	(97)	6	(103)	N/M
Increase in cash surrender value of BOLI	758	782	(24)	(3.1)	1,497	1,181	316	26.8
Other	2,274	1,417	857	60.5	4,263	2,402	1,861	77.5
Total noninterest income	$10,133	$10,995	$(862)	(7.8)%	$19,588	$15,578	$4,010	25.7%

N/M - not meaningful
Total noninterest income decreased $862 thousand, or 7.8% and increased $4.0 million, or 25.7% for the three and six months ended June 30, 2018 over same period in 2017. Significant changes in the components of noninterest income are discussed below.
Service charges on deposit accounts. Service charges on deposit accounts decreased $227 thousand, or 6.0% and increased $1.3 million, or 23.4% for the three and six months ended June 30, 2018, respectively, as compared to the same period in 2017. The increase in service charge income for the six months ended June 30, 2018 compared to the same period in 2017 reflects an increase in deposit accounts due to organic growth, the acquisition of Integrity in June 2018, as well as two quarters of income in 2018 from the Carlile accounts compared to one quarter in 2017. The slight decrease in the comparable three month period is primarily due to attrition of certain Carlile deposit accounts as well as the sale of 9 Colorado branches.
Mortgage banking revenue. Mortgage banking revenue for the three and six months ended June 30, 2018 decreased $1.4 million, or 28.1% and increased $737 thousand, or 11.7%, respectively, compared to the same period in 2017. The decrease in the comparable three month periods is reflective of the decrease in market demand related to the increase in interest rates for the year over year period. The increase over the six month periods is primarily reflective of the retail mortgage line of business acquired with the acquisition of Carlile.

Loss on sale of securities available for sale. The Company recognized a loss of $234 thousand on the sale of securities available for sale for the six months ended June 30, 2018. The majority of the loss is due to the sale of a CRA equity fund in first quarter 2018.
Increase in cash surrender value of BOLI. The increase in cash surrender value of BOLI increased $316 thousand, or 26.8% for the six months ended June 30, 2018, as compared to the same period in 2017. The increase is primarily a result of two quarters of income in 2018 from the $53.2 million in policies acquired in the April 2017 Carlile transaction compared to one quarter of income in 2017.
Other. Other noninterest income increased $857 thousand, or 60.5% and $1.9 million, or 77.5% for the three and six months ended June 30, 2018, respectively, as compared to the same period in 2017. The increase from prior year is primarily related to fee income on the mortgage warehouse purchase program acquired with the acquisition of Carlile, as well as an increase in acquired loan recoveries, merchant card income and increased earnings credits on correspondent accounts.
Noninterest Expense
Noninterest expense decreased $2.2 million, or 4.2% and increased $14.8 million, or 18.6% for the three and six months ended June 30, 2018, respectively, as compared to the same period in 2017. The following table sets forth the components of the Company’s noninterest expense for the three and six months ended June 30, 2018 and 2017 and the period-over-period variations in such categories of noninterest expense:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(dollars in thousands)	2018	2017	2018 v. 2017		2018	2017	2018 v. 2017
Noninterest Expense
Salaries and employee benefits	$26,790	$27,089	$(299)	(1.1)%	$51,958	$43,926	$8,032	18.3%
Occupancy	6,018	6,147	(129)	(2.1)	11,682	10,019	1,663	16.6
Data processing	2,467	2,615	(148)	(5.7)	4,872	3,903	969	24.8
FDIC assessment	712	1,201	(489)	(40.7)	1,453	2,079	(626)	(30.1)
Advertising and public relations	332	317	15	4.7	717	614	103	16.8
Communications	793	852	(59)	(6.9)	1,734	1,327	407	30.7
Other real estate owned expenses, net	119	125	(6)	(4.8)	209	162	47	29.0
Impairment of other real estate	—	120	(120)	(100.0)	85	120	(35)	(29.2)
Core deposit intangible amortization	1,393	1,410	(17)	(1.2)	2,724	1,902	822	43.2
Professional fees	1,133	1,166	(33)	(2.8)	2,252	1,939	313	16.1
Acquisition expense, including legal	3,444	5,673	(2,229)	(39.3)	3,989	5,819	(1,830)	(31.4)
Other	5,957	4,613	1,344	29.1	12,441	7,546	4,895	64.9
Total noninterest expense	$49,158	$51,328	$(2,170)	(4.2)%	$94,116	$79,356	$14,760	18.6%
Salaries and employee benefits. Salary and employee benefits decreased $299 thousand, or 1.1% and increased $8.0 million, or 18.3% for the three and six months ended June 30, 2018, respectively, compared to the same period in 2017. Salary and employee benefit expenses slightly decreased for the comparative three month periods due to closing and retention bonuses paid out in second quarter 2017 related to the acquisition of Carlile. The increase in the comparative six month periods is primarily due to an increase in the number of the Company’s full-time equivalent employees due to the Carlile acquisition for two quarters in 2018 as compared to one quarter in 2017, in addition to increased employees related to organic growth within the Company and the Integrity acquisition from the year over year period.
Occupancy.  Occupancy expense increased $1.7 million, or 16.6% for the six months ended June 30, 2018 compared to the same period in 2017. The increase is primarily reflective of two quarters of expenses in 2018 related to the additional branches acquired in the Carlile transaction in April 2017 compared to one quarter of expenses in 2017, as well as the additional branches added with the Integrity transaction in June 2018.
Data processing. Data processing expense increased $969 thousand, or 24.8% for the six months ended June 30, 2018 compared to the same period in 2017. The increase is reflective of increased costs for two quarters in 2018 related directly to the Carlile transaction due to the additional accounts, employees and locations added compared to one quarter in 2017, but also due to organic growth over the same period prior year.

FDIC assessment. FDIC assessment expense decreased $489 thousand, or 40.7% and $626 thousand, or 30.1% for the three and six months ended June 30, 2017, respectively, compared to the same period in 2017. The decrease in FDIC assessment expense is related to the improvement of certain Bank capital ratios used in the assessment calculation over the same period prior year.
Communications. Communications expense increased $407 thousand, or 30.7%, for the six months ended June 30, 2018 compared to the same period in 2017. The increase is reflective of increased costs for two quarters in 2018 related directly to the Carlile transaction due to the added data lines and telecommunications for additional branches and employees compared to one quarter in 2017.
Core deposit intangible amortization. Core deposit intangible amortization increased $822 thousand, or 43.2% for the six months ended June 30, 2018 compared to the same period in 2017. The increase reflects two quarters of amortization in 2018 related to the $36.7 million increase in core deposit intangibles recorded with the Carlile transaction compared to one quarter of expense in 2017 as well the $7.5 million in core deposit intangibles recorded with the Integrity transaction in June 2018.
Acquisition expenses. Acquisition expenses decreased $2.2 million, or 39.3%, and $1.8 million, or 31.4% for the three and six months ended June 30, 2018, respectively, compared to the same period in 2017. Acquisition expenses were elevated in 2017 due to professional fees and termination and conversion related expenses incurred related to the acquisition of Carlile.
Other noninterest expense. Other noninterest expense increased $1.3 million, or 29.1% and $4.9 million, or 64.9% for the three and six months ended June 30, 2018, respectively, compared to the same period in 2017. The majority of the increase in 2018 over the prior period relates to two quarters of general increases in operations due to additional accounts, employees and locations as a result of the acquisition activity in second quarter 2017 as well as organic growth within the Company over the prior year period and the Integrity transaction.
Income Tax Expense
Income tax expense was $7.5 million and $14.3 million for the three and six months ended June 30, 2018, respectively, and $8.6 million and $15.3 million for the same period in 2017. The effective tax rates were 20.2% and 19.6% for the three and six months ended June 30, 2018, respectively, compared to 32.1% and 31.1% for the same period in 2017. The lower tax rate in 2018 is due to the reduction of the corporate U.S. statutory federal income tax rate from 35% to 21% as a result the Tax Cuts and Jobs Act.

Discussion and Analysis of Financial Condition
The following discussion and analysis of the Company’s financial condition discusses and analyzes the financial condition of the Company as of June 30, 2018 and December 31, 2017.
Assets
The Company’s total assets increased by $1.3 billion, or 15.3%, to $10.0 billion as of June 30, 2018 from $8.7 billion at December 31, 2017. The increase is primarily due to $851.6 million in assets acquired with Integrity and also organic growth for the period.
Loan Portfolio
The following table presents the balance and associated percentage of each major category in our loan portfolio as of June 30, 2018 and December 31, 2017:

(dollars in thousands)	June 30, 2018		December 31, 2017
Commercial (1)	$1,316,420	17.1%	$1,059,984	16.3%
Real estate:
Commercial	3,944,306	51.4	3,369,892	51.7
Commercial construction, land and land development	919,564	12.0	744,868	11.5
Residential (2)	1,028,765	13.4	931,495	14.3
Single family interim construction	347,801	4.5	289,680	4.4
Agricultural	81,866	1.1	82,583	1.3
Consumer	35,818	0.5	34,639	0.5
Other	283	—	304	—
	7,674,823	100.0%	6,513,445	100.0%
Deferred loan fees	(2,815)		(2,568)
Allowance for loan losses	(43,308)		(39,402)
Total loans, net	$7,628,700		$6,471,475
(1) Includes mortgage warehouse purchase loans of $164.8 million and $164.7 million at June 30, 2018 and December 31, 2017, respectively.
(2) Includes mortgage loans held for sale as of June 30, 2018 and December 31, 2017 of $30.1 million and $39.2 million, respectively.
Our loan portfolio is the largest category of our earning assets. As of June 30, 2018 and December 31, 2017, total loans, net of allowance for loan losses and deferred fees, totaled $7.6 billion and $6.5 billion, respectively, which is an increase of 17.9% between the two dates. The increase is primarily due to $651.7 million in loans acquired in the Integrity transaction but also due to organic loan growth during 2018.
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

(dollars in thousands)	June 30, 2018	December 31, 2017
Nonaccrual loans
Commercial	$7,469	$10,304
Real estate:
Commercial real estate, construction, land and land development	2,271	2,716
Residential real estate	2,113	998
Consumer	37	55
Total nonaccrual loans (1)	11,890	14,073
Loans delinquent 90 days or more and still accruing
Commercial	69	8
Real estate:
Commercial real estate, construction, land and land development	5	120
Residential real estate	3	8
Consumer	2	—
Total loans delinquent 90 days or more and still accruing	79	136
Troubled debt restructurings, not included in nonaccrual loans
Real estate:
Commercial real estate, construction, land and land development	423	455
Residential real estate	172	730
Consumer	—	20
Total troubled debt restructurings, not included in nonaccrual loans (2)	595	1,205
Total nonperforming loans	12,564	15,414
Other real estate owned and other repossessed assets:
Commercial real estate, construction, land and land development	4,200	5,400
Residential real estate	—	764
Single family interim construction	—	963
Consumer	114	114
Total other real estate owned and other repossessed assets	4,314	7,241
Total nonperforming assets	$16,878	$22,655
Ratio of nonperforming loans to total loans held for investment (3)	0.17%	0.24%
Ratio of nonperforming assets to total assets	0.17	0.26

(1)
Nonaccrual loans include troubled debt restructurings of $542 thousand and $1.0 million at June 30, 2018 and December 31, 2017, respectively and excludes loans acquired with deteriorated credit quality of $10.5 million and $7.9 million as of June 30, 2018 and December 31, 2017, respectively.

(2)	Excluding loans acquired with deteriorated credit quality of $2.7 million and $0 as of June 30, 2018 and December 31, 2017, respectively.

(3)	Excluding mortgage warehouse purchase loans of $164.8 million and $164.7 million as of June 30, 2018 and December 31, 2017, respectively.
Nonaccrual loans decreased to $11.9 million at June 30, 2018 from $14.1 million as of December 31, 2017. Troubled debt restructurings that were not on nonaccrual status totaled $595 thousand at June 30, 2018 decreasing from $1.2 million at December 31, 2017. The decrease in nonaccrual loans was primarily due to the disposition of three commercial loans totaling $3.5 million and one commercial real estate loan totaling $1.6 million offset by nine loans placed on nonaccrual status totaling $3.0 million during the six months ended June 30, 2018. The net decrease in other real estate owned and repossessed assets is primarily due to $2.9 million of other real estate dispositions.
As of June 30, 2018, the Company had a total of 128 substandard and doubtful loans with an aggregate principal balance of $62.4 million that were not currently impaired loans, nonaccrual loans, 90 days past due loans or troubled debt restructurings, but where the Company had information about possible credit problems of the borrowers that caused the Company’s management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that could result in those loans becoming nonaccrual loans, 90 days past due loans or troubled debt restructurings in the future.

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
Allowance for Loan Losses. The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The Company’s allowance for loan losses represents the Company’s estimate of probable and reasonably estimable loan losses inherent in loans held for investment as of the respective balance sheet date. The Company’s methodology for assessing the adequacy of the allowance for loan losses includes a general allowance for performing loans, which are grouped based on similar characteristics, and an allocated allowance for individual impaired loans. Actual credit losses or recoveries are charged or credited directly to the allowance. As of June 30, 2018, the allowance for loan losses amounted to $43.3 million, or 0.58% of total loans, compared with $39.4 million, or 0.62% of total loans as of December 31, 2017. The dollar increase from year end is primarily due to additional general reserves for organic loan growth. The decrease in the allowance for loan losses as a percentage of loans reflects that loans acquired in the Integrity transaction were recorded at fair value without an allowance at acquisition date. As of June 30, 2018, the discount on acquired loans totaled $32.9 million.
The allowance for loan losses to nonperforming loans has increased from 255.62% at December 31, 2017 to 344.70% at June 30, 2018, due to an increase in the recorded allowance balance as well as a reduction in total nonperforming loans as noted above. Nonperforming loans have decreased to $12.6 million at June 30, 2018 compared to $15.4 million at December 31, 2017.
Securities Available for Sale
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit, interest rate and duration risk. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions.
The Company recognized a net loss of $10 thousand and $234 thousand on the sale of securities for the three and six months ended June 30, 2018, respectively, and a net gain of $52 thousand on the sale of securities for the three and six months ended June 30, 2017. Securities represented 7.9% and 8.8% of the Company’s total assets at June 30, 2018 and December 31, 2017, respectively.
Management evaluates securities for other-than-temporary impairment (OTTI) on at least a quarterly basis and more frequently when economic of market conditions warrant such an evaluation. Management does not intend to sell any debt securities it holds and believes the Company more likely than not will not be required to sell any debt securities it holds before their anticipated recovery, at which time the Company will receive full value for the securities. Management has the ability and intent to hold the securities classified as available for sale that were in a loss position as of June 30, 2018 for a period of time sufficient for an entire recovery of the cost basis of the securities. For those securities that are impaired, the unrealized losses are largely due to interest rate changes. The fair value is expected to recover as the securities approach their maturity date. Management believes any impairment in the Company’s securities at June 30, 2018, is temporary and no other-than-temporary impairment has been realized in the Company’s consolidated financial statements.
Capital Resources and Regulatory Capital Requirements
Total stockholder’s equity was $1.5 billion at June 30, 2018 compared with $1.3 billion at December 31, 2017, an increase of approximately $202.3 million. The increase was primarily due to stock issued in the Integrity acquisition for a total, net of offering costs, of $157.1 million as well as net income of $58.6 million earned by the Company during the six months ended June 30, 2018, and stock based compensation of $3.0 million, offset by an increase of $9.4 million in unrealized loss on available for sale securities and dividends paid of $7.4 million.

As of June 30, 2018, the Company exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	As of June 30, 2018
	Actual Consolidated	Actual Bank	Required to be considered adequately capitalized	Required to be considered well capitalized (Bank only)
	Ratio	Ratio	Ratio	Ratio
Tier 1 capital to average assets ratio	9.71%	11.12%	4.00-5.00%	≥5.00%
Common equity tier 1 capital to risk-weighted assets ratio	9.31	11.07	4.50-6.50	≥6.50
Tier 1 capital to risk-weighted assets ratio	9.67	11.07	6.00-8.00	≥8.00
Total capital to risk-weighted assets ratio	11.85	11.58	8.00-10.00	≥10.00
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
In addition to the liquidity provided by the sources described above, the Company maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of June 30, 2018, the Company had established federal funds lines of credit with nine unaffiliated banks totaling $295.0 million with no amounts advanced against those lines at that time. The Company also participates in an exchange that provides direct overnight borrowings with other financial institutions with a borrowing capacity of $164.0 million and none outstanding as of June 30, 2018. The Company has an unsecured line of credit totaling $50.0 million with an unrelated commercial bank. Based on the values of stock, securities, and loans pledged as collateral, as of June 30, 2018, the Company had additional borrowing capacity with the FHLB of $1.1 billion. In addition, the Company maintains a secured line of credit with the Federal Reserve Bank with an availability to borrow $604.0 million.
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

On January 18, 2018, the Company entered into an agreement with an independent contractor for the oversight and construction of the Company's new corporate headquarters office building in McKinney, Texas. The 165,000 square foot building is estimated to cost approximately $50.0 million and expected to be completed in early 2019.
During the three and six months ended June 30, 2018, the Company acquired deposit accounts and FHLB advances in the Integrity transaction. In addition, the Company assumed the operating lease commitments for three branch locations acquired.
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
Independent Bank’s commitments to extend credit and outstanding standby letters of credit were $1.6 billion and $15.7 million, respectively, as of June 30, 2018. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. The Company manages the Company’s liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that the Company will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.
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
Goodwill and Core Deposit Intangible. The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. The Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a two step impairment test is unnecessary. If the Company concludes otherwise, then it is required to perform the first step of the two step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. The Company performs its impairment test annually as of December 31. There have been no circumstances since December 31, 2017 that would indicate any impairment has occurred, therefore, management does not believe goodwill is impaired as of June 30, 2018.
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
The Company's interest rate risk model indicated that it was in a balanced rate sensitive position in terms of interest rate sensitivity as of June 30, 2018. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income based on the interest rate risk model as of June 30, 2018:

Hypothetical Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
200	(1.50)%
100	(0.64)
(100)	1.06
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
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In addition to the risk factors disclosed in those reports and registrations, you should note the following risk factors:
The Company’s proposed acquisition of GBNK may not be completed.
The Company’s proposed acquisition of GBNK may not be completed. Completion of the acquisition of GBNK is subject to a number of conditions precedent, including shareholder and regulatory approval. If the conditions precedent are not satisfied, or waived, the transaction would not be consummated.
Integrating Guaranty Bank into Independent Bank’s operations may be more difficult, costly or time-consuming than the Company expects.
Independent Bank and Guaranty Bank have operated and, until the merger is completed, will continue to operate, independently. Accordingly, the process of integrating Guaranty Bank’s operations into Independent Bank’s operations could result in the disruption of operations, the loss of Guaranty Bank customers and employees and make it more difficult to achieve the intended benefits of the merger. Inconsistencies between the standards, controls, procedures and policies of Independent Bank and those of Guaranty Bank could adversely affect Independent Bank’s ability to maintain relationships with current customers and employees of Guaranty Bank if and when the merger is completed.
As with any merger of banking institutions, business disruptions may occur that may cause Independent Bank to lose customers or may cause Guaranty Bank’s customers to withdraw their deposits from Guaranty Bank prior to the merger’s consummation and from Independent Bank thereafter. The realization of the anticipated benefits of the merger may depend in large part on the Company’s ability to integrate Guaranty Bank’s operations into Independent Bank’s operations, and to address differences in business models and cultures. If the Company is unable to integrate the operations of GBNK and Guaranty Bank into the Company’s and Independent Bank’s operations successfully and on a timely basis, some or all of the expected benefits of the merger may not be realized. Difficulties encountered with respect to such matters could result in an adverse effect on the financial condition, results of operations, capital, liquidity or cash flows of the Company and Independent Bank.
The Company may fail to realize the cost savings anticipated from the merger.
Although the Company anticipates that it would realize certain cost savings as to the operations of GBNK and Guaranty Bank and otherwise from the merger if and when the operations of GBNK and Guaranty Bank are fully integrated into the Company’s and Independent Bank’s operations, it is possible that the Company may not realize all of the cost savings that the Company has estimated it can realize from the merger. For example, for a variety of reasons, the Company may be required to continue to operate or maintain some facilities or support functions that are currently expected to be combined or reduced as a result of the merger. The Company’s realization of the estimated cost savings also will depend on the Company’s ability to combine the operations of the Company and Independent Bank with the operations of GBNK and Guaranty Bank in a manner that permits those cost savings to be realized. If the Company is not able to integrate the operations of GBNK and Guaranty Bank into the Company’s and Independent Bank’s operations successfully and to reduce the combined costs of conducting the integration operations of the two banks, the anticipated cost savings may not be fully realized, if at all, or may take longer to realize than expected. The Company’s failure to realize those cost savings could materially adversely affect the Company’s financial condition, results of operations, capital, liquidity or cash flows.

The completion of the Company’s merger with GBNK would result in the immediate dilution of the Company’s existing shareholders’ ownership percentages in the Company’s common stock and their voting power, which could adversely affect the market for the Company’s common stock.
The merger of GBNK with and into the Company would result in the issuance of a substantial number of additional shares of the Company’s common stock. That issuance would result in the immediate dilution of the percentage ownership and voting power of the existing holders of the Company’s common stock. As a result, the Company shareholders will have less influence on the management and policies of the Company than they now have. Factors associated with the consummation of the merger of GBNK with and into the Company, such as those discussed above, could adversely affect the market for the Company’s common stock.
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

Exhibit 3.9*	Certificate of Merger, dated October 25, 2017, of Washington Investment Company with and into Independent Bank Group, Inc.

Exhibit 3.10*	Certificate of Merger, dated May 31, 2018, of Integrity Bancshares, Inc. with and into Independent Bank Group, Inc.

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

Exhibit 4.8
Independent Bank 401(k) Profit Sharing Plan, including related Adoption Agreement, which is incorporated herein by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on August 29, 2014

Exhibit 10.1
Agreement and Plan of Reorganization by and between Independent Bank Group, Inc. and Guaranty Bancorp, dated May 22, 2018, which is incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated May 22, 2018

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

Independent Bank Group, Inc.

Date: July 26, 2018	By: /s/ David R. Brooks

David R. Brooks
Chairman, Chief Executive Officer and President

Date: July 26, 2018	By: /s/ Michelle S. Hickox

Michelle S. Hickox
Executive Vice President
Chief Financial Officer