Form 10-Q
period 2018-09-30
Independent Bank Group, Inc.
filed 2018-10-25
CIK 1564618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2018.
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
Common Stock, Par Value $0.01 Per Share – 30,477,648 shares as of October 23, 2018.

INDEPENDENT BANK GROUP, INC. AND SUBSIDIARIES
Form 10-Q
September 30, 2018

***

Independent Bank Group, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2018 (unaudited) and December 31, 2017
(Dollars in thousands, except share information)

	September 30,	December 31,
Assets	2018	2017
Cash and due from banks	$149,641	$187,574
Interest-bearing deposits in other banks	140,529	243,528
Cash and cash equivalents	290,170	431,102
Certificates of deposit held in other banks	1,225	12,985
Securities available for sale, at fair value	760,995	763,002
Loans held for sale (includes $15,964 carried at fair value at September 30, 2018)	27,730	39,202
Loans, net	7,658,989	6,432,273
Premises and equipment, net	156,320	147,835
Other real estate owned	4,610	7,126
Federal Home Loan Bank (FHLB) of Dallas stock and other restricted stock	26,617	29,184
Bank-owned life insurance (BOLI)	128,679	113,170
Deferred tax asset	14,565	9,763
Goodwill	721,784	621,458
Core deposit intangible, net	46,533	43,244
Other assets	53,247	34,119
Total assets	$9,891,464	$8,684,463

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$2,235,377	$1,907,770
Interest-bearing	5,547,475	4,725,052
Total deposits	7,782,852	6,632,822
FHLB advances	345,000	530,667
Other borrowings	137,207	136,911
Junior subordinated debentures	27,803	27,654
Other liabilities	31,418	20,391
Total liabilities	8,324,280	7,348,445
Commitments and contingencies
Stockholders’ equity:
Preferred stock (0 and 0 shares outstanding, respectively)	—	—
Common stock (30,477,648 and 28,254,893 shares outstanding, respectively)	305	283
Additional paid-in capital	1,313,981	1,151,990
Retained earnings	267,118	184,232
Accumulated other comprehensive loss	(14,220)	(487)
Total stockholders’ equity	1,567,184	1,336,018
Total liabilities and stockholders’ equity	$9,891,464	$8,684,463
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Income
Three and Nine Months Ended September 30, 2018 and 2017 (unaudited)
(Dollars in thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income:
Interest and fees on loans	$103,104	$79,325	$277,993	$208,263
Interest on taxable securities	3,840	2,539	10,244	5,606
Interest on nontaxable securities	1,103	1,124	3,475	2,657
Interest on interest-bearing deposits and other	1,242	1,684	2,773	3,968
Total interest income	109,289	84,672	294,485	220,494
Interest expense:
Interest on deposits	17,380	8,033	40,006	20,043
Interest on FHLB advances	3,121	1,749	7,854	4,271
Interest on repurchase agreements and other borrowings	2,100	1,716	6,299	5,137
Interest on junior subordinated debentures	420	317	1,182	819
Total interest expense	23,021	11,815	55,341	30,270
Net interest income	86,268	72,857	239,144	190,224
Provision for loan losses	1,525	1,873	6,950	6,368
Net interest income after provision for loan losses	84,743	70,984	232,194	183,856
Noninterest income:
Service charges on deposit accounts	3,589	3,677	10,607	9,364
Mortgage banking revenue	5,111	4,569	12,134	10,855
Gain on sale of loans	—	351	—	351
Loss on sale of branch	—	(127)	—	(127)
Gain (loss) on sale of other real estate	95	—	213	(36)
(Loss) gain on sale of securities available for sale	(115)	—	(349)	52
Gain (loss) on sale of premises and equipment	220	(21)	123	(15)
Increase in cash surrender value of BOLI	831	778	2,328	1,959
Other	3,018	2,903	7,281	5,305
Total noninterest income	12,749	12,130	32,337	27,708
Noninterest expense:
Salaries and employee benefits	30,114	25,684	82,072	69,610
Occupancy	6,613	6,380	18,295	16,399
Data processing	2,989	2,546	7,861	6,449
FDIC assessment	760	1,077	2,213	3,156
Advertising and public relations	583	380	1,300	994
Communications	810	771	2,544	2,098
Other real estate owned expenses, net	62	61	271	223
Impairment of other real estate	—	917	85	1,037
Core deposit intangible amortization	1,519	1,409	4,243	3,311
Professional fees	1,175	1,273	3,427	3,212
Acquisition expense, including legal	1,682	2,428	5,671	8,247
Other	6,348	4,978	18,789	12,524
Total noninterest expense	52,655	47,904	146,771	127,260
Income before taxes	44,837	35,210	117,760	84,304
Income tax expense	9,141	11,696	23,465	26,985
Net income	$35,696	$23,514	$94,295	$57,319
Basic earnings per share	$1.17	$0.85	$3.22	$2.31
Diluted earnings per share	$1.17	$0.84	$3.21	$2.30
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Three and Nine Months Ended September 30, 2018 and 2017 (unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$35,696	$23,514	$94,295	$57,319
Other comprehensive income (loss) before tax:
Change in net unrealized gains (losses) on available for sale securities during the year	(5,259)	(219)	(17,438)	7,095
Reclassification for amount realized through sales of securities available for sale included in net income	115	—	349	(52)
Other comprehensive income (loss) before tax	(5,144)	(219)	(17,089)	7,043
Income tax expense (benefit)	(1,081)	(77)	(3,589)	2,465
Other comprehensive income (loss), net of tax	(4,063)	(142)	(13,500)	4,578
Comprehensive income	$31,633	$23,372	$80,795	$61,897
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2018 and 2017 (unaudited)
(Dollars in thousands, except for par value, share and per share information)

	Preferred Stock $.01 Par Value 10 million shares authorized	Common Stock $.01 Par Value 100 million shares authorized		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
		Shares	Amount
Balance, December 31, 2017	$—	28,254,893	$283	$1,151,990	$184,232	$(487)	$1,336,018
Cumulative effect of accounting change	—	—	—	—	233	(233)	—
Net income	—	—	—	—	94,295	—	94,295
Other comprehensive loss, net of tax	—	—	—	—	—	(13,500)	(13,500)
Stock issued for acquisition of bank, net of offering costs of $209	—	2,071,981	21	157,033	—	—	157,054
Restricted stock forfeited	—	(3,845)	—	—	—	—	—
Restricted stock granted	—	127,712	1	(1)	—	—	—
Stock based compensation expense	—	—	—	4,496	—	—	4,496
Exercise of warrants	—	26,907	—	463	—	—	463
Cash dividends ($0.40 per share)	—	—	—	—	(11,642)	—	(11,642)
Balance, September 30, 2018	$—	30,477,648	$305	$1,313,981	$267,118	$(14,220)	$1,567,184

Balance, December 31, 2016	$—	18,870,312	$189	$555,325	$117,951	$(1,100)	$672,365
Net income	—	—	—	—	57,319	—	57,319
Other comprehensive income, net of tax	—	—	—	—	—	4,578	4,578
Stock issued for acquisition of bank, net of offering costs of $942		8,804,699	88	565,112	—	—	565,200
Restricted stock forfeited	—	(67)	—	—	—	—	—
Restricted stock granted	—	126,730	1	(1)	—	—	—
Stock based compensation expense	—	—	—	3,442	—	—	3,442
Exercise of warrants	—	3,203	—	55	—	—	55
Cash dividends ($0.30 per share)	—	—	—	—	(7,450)	—	(7,450)
Balance, September 30, 2017	$—	27,804,877	$278	$1,123,933	$167,820	$3,478	$1,295,509
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2018 and 2017 (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$94,295	$57,319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	6,324	6,203
Accretion of income recognized on acquired loans	(9,386)	(4,293)
Amortization of core deposit intangibles	4,243	3,311
Amortization of premium on securities, net	2,768	2,633
Amortization of discount and origination costs on borrowings	475	366
Stock based compensation expense	4,496	3,442
Excess tax benefit on restricted stock vested	(632)	(1,272)
FHLB stock dividends	(538)	(308)
Loss (gain) on sale of securities available for sale	349	(52)
(Gain) loss on sale of premises and equipment	(123)	15
Gain on sale of loans	—	(351)
Loss on sale of branch	—	127
(Gain) loss on sale of other real estate owned	(213)	36
Impairment of other real estate	85	1,037
Deferred tax expense	2,130	3,329
Provision for loan losses	6,950	6,368
Increase in cash surrender value of BOLI	(2,328)	(1,959)
Originations of loans held for sale	(293,756)	(291,330)
Proceeds from sale of loans held for sale	305,228	288,053
Net change in other assets	(15,883)	(2,537)
Net change in other liabilities	1,121	103
Net cash provided by operating activities	105,605	70,240
Cash flows from investing activities:
Proceeds from maturities, calls and pay downs of securities available for sale	2,213,168	1,390,770
Proceeds from sale of securities available for sale	42,727	17,227
Purchases of securities available for sale	(2,249,373)	(1,497,707)
Purchases of certificates of deposits held in other banks	—	(1,960)
Proceeds from maturities of certificates of deposit held in other banks	11,760	—
Proceeds from sale of loans	—	3,867
Purchase of bank owned life insurance contracts	(5,000)	—
Purchases of FHLB stock and other restricted stock	(6,144)	(48)
Proceeds from redemptions of FHLB stock and other restricted stock	12,606	8,956
Net loans originated held for investment	(587,348)	(386,896)
Originations of mortgage warehouse purchase loans	(3,869,234)	(2,365,799)
Proceeds from pay-offs of mortgage warehouse purchase loans	3,883,661	2,327,560
Additions to premises and equipment	(24,497)	(11,626)
Proceeds from sale of premises and equipment	14,479	15
Proceeds from sale of other real estate owned	3,054	5,648
Capitalized additions to other real estate	—	(1,032)
Cash received from acquired bank	44,723	148,444
Cash paid in connection with acquisition	(31,016)	(17,773)
Selling costs paid in connection with branch sale	—	(62)
Net cash transferred in branch sale	—	(11,765)
Net cash used in investing activities	(546,434)	(392,181)

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
Nine Months Ended September 30, 2018 and 2017 (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from financing activities:
Net increase in demand deposits, money market and savings accounts	375,045	635,877
Net increase (decrease) in time deposits	181,907	(144,785)
Proceeds from FHLB advances	1,110,000	100,000
Repayments of FHLB advances	(1,355,667)	(59)
Net change in repurchase agreements	—	(2,765)
Proceeds from exercise of common stock warrants	463	55
Offering costs paid in connection with acquired bank	(209)	(942)
Dividends paid	(11,642)	(7,450)
Net cash provided by financing activities	299,897	579,931
Net change in cash and cash equivalents	(140,932)	257,990
Cash and cash equivalents at beginning of year	431,102	505,027
Cash and cash equivalents at end of period	$290,170	$763,017
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
Basis of Presentation: The accompanying consolidated financial statements include the accounts of IBG, its wholly-owned subsidiaries, the Bank, IBG Adriatica Holdings, Inc. (Adriatica) and Carlile Capital, LLC and the Bank’s wholly-owned subsidiaries, IBG Real Estate Holdings, Inc., IBG Real Estate Holdings II, Inc., IBG Aircraft Company III, Preston Grand, Inc., CFRH II, LLC, McKinney Avenue Holdings, Inc. and its wholly owned subsidiary, McKinney Avenue Holdings SPE 1, Inc. Adriatica, CFRH II, LLC, McKinney Avenue Holdings, Inc. and its subsidiary are currently not active entities. On June 1, 2018, the Company acquired Integrity Bancshares, Inc. (Integrity) and its wholly owned subsidiary, Integrity Bank, SSB, Houston, Texas. Integrity has been merged into the Company and dissolved and Integrity Bank has been merged with the Bank as of acquisition date. See Note 11, Business Combinations for more details of the Integrity acquisition.
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
The consolidated interim financial statements are unaudited, but include all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented. All such adjustments were of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company's Annual Report on Form10-K for the year ended December 31, 2017. The consolidated balance sheet at December 31, 2017 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
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
Earnings per share: Basic earnings per common share are net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. The unvested share-based payment awards that contain rights to non forfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock warrants. The participating nonvested common stock was not included in dilutive shares as it was anti-dilutive for the three and nine months ended September 30, 2018 and 2017. Proceeds from the assumed exercise of dilutive stock warrants are assumed to be used to repurchase common stock at the average market price.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The following table presents a reconciliation of net income available to common shareholders and the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic earnings per share:
Net income	$35,696	$23,514	$94,295	$57,319
Less:
Undistributed earnings allocated to participating securities	262	181	729	555
Dividends paid on participating securities	36	24	104	83
Net income available to common shareholders	$35,398	$23,309	$93,462	$56,681
Weighted-average basic shares outstanding	30,219,561	27,555,978	29,035,729	24,585,473
Basic earnings per share	$1.17	$0.85	$3.22	$2.31
Diluted earnings per share:
Net income available to common shareholders	$35,398	$23,309	$93,462	$56,681
Total weighted-average basic shares outstanding	30,219,561	27,555,978	29,035,729	24,585,473
Add dilutive stock warrants	90,114	103,800	91,292	105,317
Total weighted-average diluted shares outstanding	30,309,675	27,659,778	29,127,021	24,690,790
Diluted earnings per share	$1.17	$0.84	$3.21	$2.30
Anti-dilutive participating securities	62,588	77,498	112,797	145,925

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

	Nine Months Ended September 30,
	2018	2017
Cash transactions:
Interest expense paid	$55,084	$31,113
Income taxes paid	$17,159	$21,911
Noncash transactions:
Transfers of loans to other real estate owned	$410	$750
Transfer of bank premises to other real estate	$—	$2,716
Supplemental schedule of noncash investing activities from branch sales is as follows:

	Nine Months Ended September 30,
	2018	2017
Noncash assets transferred:
Loans, including accrued interest	$—	$5,439
Total assets	$—	$5,439
Noncash liabilities transferred:
Deposits, including accrued interest	$—	$17,509
Other liabilities	—	28
Total liabilities	$—	$17,537
Cash and cash equivalents transferred in branch sale	$—	$101
Deposit premium received	$—	$333
Cash paid to buyer, net of deposit premium	$—	$11,664

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Supplemental schedule of noncash investing activities from acquisitions is as follows:

	Nine Months Ended September 30,
	2018	2017
Noncash assets acquired
Certificates of deposit held in other banks	$—	$11,025
Securities available for sale	24,721	336,540
Restricted stock	3,357	11,110
Loans	651,769	1,384,210
Premises and equipment	4,863	63,166
Other real estate owned	—	11,124
Goodwill	100,326	362,431
Core deposit intangibles	7,532	36,717
Bank owned life insurance	8,181	53,213
Other assets	6,393	25,197
Total assets	$807,142	$2,294,733
Noncash liabilities assumed:
Deposits	$593,078	$1,825,181
Repurchase agreements	—	18,003
FHLB advances	60,000	—
Junior subordinated debt	—	9,359
Other liabilities	10,508	6,719
Total liabilities	$663,586	$1,859,262
Cash and cash equivalents acquired from acquisitions	$44,723	$148,444
Cash paid to shareholders of acquired banks	$31,016	$17,773
Fair value of common stock issued to shareholders of acquired bank	$157,263	$566,142

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Note 3. Securities Available for Sale
Securities available for sale have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at September 30, 2018 and December 31, 2017, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
September 30, 2018
U.S. treasuries	$30,112	$—	$(740)	$29,372
Government agency securities	199,305	—	(4,703)	194,602
Obligations of state and municipal subdivisions	200,956	560	(5,036)	196,480
Residential pass-through securities guaranteed by FNMA, GNMA, and FHLMC	349,373	190	(9,022)	340,541
	$779,746	$750	$(19,501)	$760,995
December 31, 2017
U.S. treasuries	$37,480	$—	$(326)	$37,154
Government agency securities	213,649	83	(2,223)	211,509
Obligations of state and municipal subdivisions	228,782	2,118	(1,287)	229,613
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC, FHR and GNR	274,356	1,229	(1,208)	274,377
Other securities	10,397	—	(48)	10,349
	$764,664	$3,430	$(5,092)	$763,002
Securities with a carrying amount of approximately $246,972 and $238,344 at September 30, 2018 and December 31, 2017, respectively, were pledged to secure public fund deposits and repurchase agreements.
Proceeds from sale of securities available for sale and gross gains and gross losses for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Proceeds from sale	$15,254	$417	$42,727	$17,227
Gross gains	$38	$—	$141	$104
Gross losses	$153	$—	$490	$52

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The amortized cost and estimated fair value of securities available for sale at September 30, 2018, by contractual maturity, are shown below. Maturities of pass-through certificates will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2018
	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$67,636	$67,345
Due from one year to five years	172,196	168,195
Due from five to ten years	97,962	95,001
Thereafter	92,579	89,913
	430,373	420,454
Residential pass-through securities guaranteed by FNMA, GNMA, and FHLMC	349,373	340,541
	$779,746	$760,995
The number of securities, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2018 and December 31, 2017, are summarized as follows:

	Less Than 12 Months			Greater Than 12 Months			Total
Description of Securities	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Securities Available for Sale
September 30, 2018
U.S. treasuries	1	$9,661	$(64)	5	$19,711	$(676)	$29,372	$(740)
Government agency securities	17	43,445	(577)	53	151,157	(4,126)	194,602	(4,703)
Obligations of state and municipal subdivisions	229	102,542	(2,017)	137	64,684	(3,019)	167,226	(5,036)
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	145	267,915	(6,611)	34	64,628	(2,411)	332,543	(9,022)
	392	$423,563	$(9,269)	229	$300,180	$(10,232)	$723,743	$(19,501)
December 31, 2017
U.S. treasuries	7	$34,053	$(267)	1	$3,101	$(59)	$37,154	$(326)
Government agency securities	51	142,991	(1,155)	27	60,030	(1,068)	203,021	(2,223)
Obligations of state and municipal subdivisions	202	87,625	(564)	54	26,883	(723)	114,508	(1,287)
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC, FHR and GNR	55	125,970	(834)	10	25,398	(374)	151,368	(1,208)
Other securities	1	10,349	(48)	—	—	—	10,349	(48)
	316	$400,988	$(2,868)	92	$115,412	$(2,224)	$516,400	$(5,092)
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Note 4. Loans, Net and Allowance for Loan Losses
Loans, net, at September 30, 2018 and December 31, 2017, consisted of the following:

	September 30,	December 31,
	2018	2017
Commercial	$1,313,170	$1,059,984
Real estate:
Commercial	3,996,384	3,369,892
Commercial construction, land and land development	920,823	744,868
Residential	1,010,749	892,293
Single family interim construction	357,604	289,680
Agricultural	70,738	82,583
Consumer	34,648	34,639
Other	275	304
	7,704,391	6,474,243
Deferred loan fees	(3,236)	(2,568)
Allowance for loan losses	(42,166)	(39,402)
	$7,658,989	$6,432,273

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
Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. The Company’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. These cash flows, however, may not be as expected and the value of collateral securing the loans may fluctuate. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short term loans may be made on an unsecured basis. Additionally, our commercial loan portfolio includes loans made to customers in the energy industry, which is a complex, technical and cyclical industry. Experienced bankers with specialized energy lending experience originate our energy loans. Companies in this industry produce, extract, develop, exploit and explore for oil and natural gas. Loans are primarily collateralized with proven producing oil and gas reserves based on a technical evaluation of these reserves. At September 30, 2018 and December 31, 2017, there were approximately $140,357 and $106,060 of energy related loans outstanding, respectively. With the acquisition of Carlile in second quarter of 2017, the Company acquired a mortgage warehouse purchase program, which provides a mortgage warehouse lending vehicle to third party mortgage bankers across a broad geographic scale. The mortgage loans are underwritten, in part, on approved investor takeout commitments. These loans have a very short duration ranging between 10 days and 15 days. In some cases, loans to larger mortgage originators may be financed for up to 60 days. These loans are reported as commercial loans since the loans are secured by notes receivable, not real estate. As of September 30, 2018 and December 31, 2017, mortgage warehouse purchase loans outstanding totaled $150,267 and $164,694, respectively.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. Management monitors the diversification of the portfolio on a quarterly basis by type and geographic location. Management also tracks the level of owner occupied property versus non owner occupied property. At September 30, 2018, the portfolio consisted of approximately 34% of owner occupied property.
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
Most of the Company’s lending activity occurs within the State of Texas, primarily in the north, central and southeast Texas regions. With the acquisition of Carlile, the Company expanded into the State of Colorado, specifically along the Front Range area. As of September 30, 2018, loans in the Colorado region represented about 6% of the total portfolio. A large percentage of the Company’s portfolio consists of commercial and residential real estate loans. As of September 30, 2018 and December 31, 2017, there were no concentrations of loans related to a single industry in excess of 10% of total loans.
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
The Texas and Colorado economies, specifically the Company’s lending area of north, central and southeast Texas and the Colorado Front Range area, continued to be strong in the third quarter of 2018. The Texas economy is the second largest in the nation, out-pacing the U.S. economy in job creation and employment growth. Overall, the forecast is strong with continued growth in the manufacturing and service sectors and rising activity in the energy sector. While the current economic outlook remains optimistic, future and long-term concerns continue to include the tightening labor markets, decreased housing affordability, energy price volatility and trade uncertainty. The risk of loss associated with all segments of the portfolio could increase due to these factors.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The economy and other risk factors are minimized by the Company’s underwriting standards, which include the following principles: 1) financial strength of the borrower including strong earnings, high net worth, significant liquidity and acceptable debt to worth ratio, 2) managerial business competence, 3) ability to repay, 4) loan to value, 5) projected cash flow and 6) guarantor financial statements as applicable. The following is a summary of the activity in the allowance for loan losses by loan class for the three and nine months ended September 30, 2018 and 2017:

	Commercial	Commercial Real Estate, Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
Three Months Ended September 30, 2018
Balance at the beginning of period	$11,805	$26,192	$3,319	$1,643	$224	$187	$3	$(65)	$43,308
Provision for loan losses	1,887	149	(233)	(151)	43	(2)	50	(218)	1,525
Charge-offs	(2,538)	(82)	(1)	—	—	(8)	(56)	—	(2,685)
Recoveries	1	5	1	—	—	1	10	—	18
Balance at end of period	$11,155	$26,264	$3,086	$1,492	$267	$178	$7	$(283)	$42,166

Nine Months Ended September 30, 2018
Balance at the beginning of period	$10,599	$23,301	$3,447	$1,583	$250	$205	$(32)	$49	$39,402
Provision for loan losses	4,183	3,385	(358)	(91)	17	(4)	150	(332)	6,950
Charge-offs	(3,633)	(435)	(6)	—	—	(27)	(151)	—	(4,252)
Recoveries	6	13	3	—	—	4	40	—	66
Balance at end of period	$11,155	$26,264	$3,086	$1,492	$267	$178	$7	$(283)	$42,166

Three months ended September 30, 2017
Balance at the beginning of period	$8,700	$21,497	$3,292	$1,387	$272	$288	$12	$433	$35,881
Provision for loan losses	533	949	33	258	8	(37)	22	107	1,873
Charge-offs	—	—	—	—	—	(1)	(38)	—	(39)
Recoveries	3	3	1	—	—	29	19	—	55
Balance at end of period	$9,236	$22,449	$3,326	$1,645	$280	$279	$15	$540	$37,770

Nine months ended September 30, 2017
Balance at the beginning of period	$8,593	$18,399	$2,760	$1,301	$207	$242	$29	$60	$31,591
Provision for loan losses	618	4,026	563	478	73	62	68	480	6,368
Charge-offs	—	—	—	(134)	—	(68)	(115)	—	(317)
Recoveries	25	24	3	—	—	43	33	—	128
Balance at end of period	$9,236	$22,449	$3,326	$1,645	$280	$279	$15	$540	$37,770

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The following table details the amount of the allowance for loan losses and recorded investment in loans by class as of September 30, 2018 and December 31, 2017:

	Commercial	Commercial Real Estate, Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
September 30, 2018
Allowance for losses:
Individually evaluated for impairment	$2,711	$61	$47	$—	$—	$3	$—	$—	$2,822
Collectively evaluated for impairment	8,444	26,203	3,039	1,492	267	175	7	(283)	39,344
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance	$11,155	$26,264	$3,086	$1,492	$267	$178	$7	$(283)	$42,166

Loans:
Individually evaluated for impairment	$7,978	$2,520	$2,086	$—	$—	$31	$—	$—	$12,615
Collectively evaluated for impairment	1,281,830	4,820,213	1,005,085	357,604	67,830	34,588	275	—	7,567,425
Acquired with deteriorated credit quality	23,362	94,474	3,578	—	2,908	29	—	—	124,351
Ending balance	$1,313,170	$4,917,207	$1,010,749	$357,604	$70,738	$34,648	$275	$—	$7,704,391

December 31, 2017
Allowance for losses:
Individually evaluated for impairment	$3,500	$311	$—	$—	$—	$2	$—	$—	$3,813
Collectively evaluated for impairment	7,099	22,990	3,447	1,583	250	203	(32)	49	35,589
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance	$10,599	$23,301	$3,447	$1,583	$250	$205	$(32)	$49	$39,402

Loans:
Individually evaluated for impairment	$10,297	$3,054	$1,727	$—	$—	$74	$—	$—	$15,152
Collectively evaluated for impairment	1,037,401	4,039,332	887,292	289,680	78,646	34,544	304	—	6,367,199
Acquired with deteriorated credit quality	12,286	72,374	3,274	—	3,937	21	—	—	91,892
Ending balance	$1,059,984	$4,114,760	$892,293	$289,680	$82,583	$34,639	$304	$—	$6,474,243

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Nonperforming loans by loan class (excluding loans acquired with deteriorated credit quality) at September 30, 2018 and December 31, 2017, are summarized as follows:

	Commercial	Commercial Real Estate, Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
September 30, 2018
Nonaccrual loans	$6,028	$2,112	$1,916	$—	$—	$31	$—	$10,087
Loans past due 90 days and still accruing	—	—	—	—	—	—	—	—
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	—	408	170	—	—	—	—	578
	$6,028	$2,520	$2,086	$—	$—	$31	$—	$10,665
December 31, 2017
Nonaccrual loans	$10,304	$2,716	$998	$—	$—	$55	$—	$14,073
Loans past due 90 days and still accruing	8	120	8	—	—	—	—	136
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	—	455	730	—	—	20	—	1,205
	$10,312	$3,291	$1,736	$—	$—	$75	$—	$15,414
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Impaired loans by loan class (excluding loans acquired with deteriorated credit quality) at September 30, 2018 and December 31, 2017, are summarized as follows:

	Commercial	Commercial Real Estate, Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
September 30, 2018
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$6,639	$216	$47	$—	$—	$3	$—	$6,905
Impaired loans with no allowance for loan losses	1,339	2,304	2,039	—	—	28	—	5,710
Total	$7,978	$2,520	$2,086	$—	$—	$31	$—	$12,615
Unpaid principal balance of impaired loans	$8,007	$2,629	$2,184	$—	$—	$38	$—	$12,858
Allowance for loan losses on impaired loans	$2,711	$61	$47	$—	$—	$3	$—	$2,822
December 31, 2017
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$9,255	$1,793	$—	$—	$—	$2	$—	$11,050
Impaired loans with no allowance for loan losses	1,042	1,261	1,727	—	—	72	—	4,102
Total	$10,297	$3,054	$1,727	$—	$—	$74	$—	$15,152
Unpaid principal balance of impaired loans	$13,456	$3,124	$1,818	$—	$—	$197	$—	$18,595
Allowance for loan losses on impaired loans	$3,500	$311	$—	$—	$—	$2	$—	$3,813
For the three months ended September 30, 2018
Average recorded investment in impaired loans	$9,004	$2,850	$2,165	$—	$—	$41	$—	$14,060
Interest income recognized on impaired loans	$36	$19	$9	$—	$—	$2	$—	$66
For the nine months ended September 30, 2018
Average recorded investment in impaired loans	$9,327	$2,901	$2,056	$—	$—	$49	$—	$14,333
Interest income recognized on impaired loans	$56	$33	$53	$—	$—	$2	$—	$144
For the three months ended September 30, 2017
Average recorded investment in impaired loans	$8,201	$2,769	$2,847	$—	$—	$246	$—	$14,063
Interest income recognized on impaired loans	$—	$15	$14	$—	$—	$—	$—	$29
For the nine months ended September 30, 2017
Average recorded investment in impaired loans	$8,081	$3,849	$2,608	$221	$—	$254	$—	$15,013
Interest income recognized on impaired loans	$4	$427	$38	$—	$—	$5	$—	$474
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
A “troubled debt restructured” loan is identified as impaired and measured for credit impairment as of each reporting period in accordance with the guidance in  Accounting Standards Codification (ASC) 310-10-35. Modifications primarily relate to extending the amortization periods of the loans and interest rate concessions. The majority of these loans were identified as impaired prior to restructuring; therefore, the modifications did not materially impact the Company’s determination of the allowance for loan losses. The recorded investment in troubled debt restructurings, including those on nonaccrual, was $1,851 and $3,028 as of September 30, 2018 and December 31, 2017, respectively.
There were no loans modified under troubled debt restructurings during the three and nine months ended September 30, 2018.
Following is a summary of loans modified under troubled debt restructurings during the three and nine months ended September 30, 2017:

	Commercial	Commercial Real Estate, Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
Troubled debt restructurings during the three months ended September 30, 2017
Number of contracts	1	—	—	—	—	—	—	1
Pre-restructuring outstanding recorded investment	$873	$—	$—	$—	$—	$—	$—	$873
Post-restructuring outstanding recorded investment	$873	$—	$—	$—	$—	$—	$—	$873

Troubled debt restructurings during the nine months ended September 30, 2017
Number of contracts	1	—	1	—	—	1	—	3
Pre-restructuring outstanding recorded investment	$873	$—	$465	$—	$—	$22	$—	$1,360
Post-restructuring outstanding recorded investment	$873	$—	$465	$—	$—	$22	$—	$1,360
At September 30, 2018 and 2017, there were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the three and nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018 and 2017, the Company had no commitments to lend additional funds to any borrowers with loans whose terms have been modified under troubled debt restructurings.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents information regarding the aging of past due loans by loan class as of September 30, 2018 and December 31, 2017:

	Loans 30-89 Days Past Due	Loans 90 or More Past Due	Total Past Due Loans	Current Loans	Total Loans
September 30, 2018
Commercial	$2,033	$6,028	$8,061	$1,281,747	$1,289,808
Commercial real estate, construction, land and land development	2,279	813	3,092	4,819,641	4,822,733
Residential real estate	1,788	1,393	3,181	1,003,990	1,007,171
Single-family interim construction	3,588	—	3,588	354,016	357,604
Agricultural	—	—	—	67,830	67,830
Consumer	168	29	197	34,422	34,619
Other	—	—	—	275	275
	9,856	8,263	18,119	7,561,921	7,580,040
Acquired with deteriorated credit quality	6,029	1,286	7,315	117,036	124,351
	$15,885	$9,549	$25,434	$7,678,957	$7,704,391
December 31, 2017
Commercial	$730	$10,300	$11,030	$1,036,668	$1,047,698
Commercial real estate, construction, land and land development	4,083	1,944	6,027	4,036,359	4,042,386
Residential real estate	6,269	138	6,407	882,612	889,019
Single-family interim construction	1,436	—	1,436	288,244	289,680
Agricultural	—	—	—	78,646	78,646
Consumer	373	47	420	34,198	34,618
Other	—	—	—	304	304
	12,891	12,429	25,320	6,357,031	6,382,351
Acquired with deteriorated credit quality	2,748	4,013	6,761	85,131	91,892
	$15,639	$16,442	$32,081	$6,442,162	$6,474,243
The Company’s internal classified report is segregated into the following categories: 1) Pass/Watch, 2) Special Mention, 3) Substandard and 4) Doubtful. The loans placed in the Pass/Watch category reflect the Company’s opinion that the loans reflect potential weakness that requires monitoring on a more frequent basis. The loans in the Special Mention category reflect the Company’s opinion that the credit contains weaknesses which represent a greater degree of risk and warrant extra attention. These loans are reviewed monthly by officers and senior management to determine if a change in category is warranted. The loans placed in the Substandard category are considered to be potentially inadequately protected by the current debt service capacity of the borrower and/or the pledged collateral. These credits, even if apparently protected by collateral value, have shown weakness related to adverse financial, managerial, economic, market or political conditions, which may jeopardize repayment of principal and interest. There is a possibility that some future loss could be sustained by the Company if such weakness is not corrected. The Doubtful category includes loans that are in default or principal exposure is probable. Substandard and Doubtful loans are individually evaluated to determine if they should be classified as impaired and an allowance is allocated if deemed necessary under ASC 310-10.

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
A summary of loans by credit quality indicator by class as of September 30, 2018 and December 31, 2017, is as follows:

	Pass	Pass/ Watch	Special Mention	Substandard	Doubtful	Total
September 30, 2018
Commercial	$1,211,771	$20,189	$42,580	$38,630	$—	$1,313,170
Commercial real estate, construction, land and land development	4,780,287	66,107	40,950	29,863	—	4,917,207
Residential real estate	999,467	3,617	1,171	6,494	—	1,010,749
Single-family interim construction	354,245	—	3,359	—	—	357,604
Agricultural	60,574	4,991	2,300	2,873	—	70,738
Consumer	34,449	42	—	157	—	34,648
Other	275	—	—	—	—	275
	$7,441,068	$94,946	$90,360	$78,017	$—	$7,704,391
December 31, 2017
Commercial	$989,953	$35,105	$3,737	$31,189	$—	$1,059,984
Commercial real estate, construction, land and land development	4,040,385	46,288	11,915	16,172	—	4,114,760
Residential real estate	883,653	2,722	462	5,456	—	892,293
Single-family interim construction	288,020	1,660	—	—	—	289,680
Agricultural	59,392	5,762	13,802	3,627	—	82,583
Consumer	34,510	25	4	100	—	34,639
Other	304	—	—	—	—	304
	$6,296,217	$91,562	$29,920	$56,544	$—	$6,474,243
The Company has acquired certain loans which experienced credit deterioration since origination (purchased credit impaired (PCI) loans).
The Company has included PCI loans in the above grading tables. The following provides additional detail on the grades applied to those loans at September 30, 2018 and December 31, 2017:

	Pass	Pass/ Watch	Special Mention	Substandard	Doubtful	Total
September 30, 2018	$42,755	$35,318	$14,916	$31,362	$—	$124,351
December 31, 2017	36,928	32,674	2,662	19,628	—	91,892
PCI loans may remain on accrual status to the extent the company can reasonably estimate the amount and timing of expected future cash flows. At September 30, 2018 and December 31, 2017, nonaccrual PCI loans were $9,720 and $7,889, respectively.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Accretion on PCI loans is based on estimated future cash flows, regardless of contractual maturity. The following table summarizes the outstanding balance and related carrying amount of purchased credit impaired loans by acquired bank as of the acquisition date for the acquisitions occurring in 2018 and 2017:

	Acquisition Date
	June 1, 2018	April 1, 2017
	Integrity Bancshares, Inc.	Carlile Bancshares, Inc.
Outstanding balance	$57,317	$101,153
Nonaccretable difference	(9,969)	(14,700)
Accretable yield	(128)	(685)
Carrying amount	$47,220	$85,768
The carrying amount of all acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
Outstanding balance	$143,588	$105,685
Carrying amount	124,351	91,892
There was no allocation established in the allowance for loan losses relating to PCI loans at September 30, 2018 or December 31, 2017.
The changes in accretable yield during the nine months ended September 30, 2018 and 2017 in regard to loans transferred at acquisition for which it was probable that all contractually required payments would not be collected are presented in the table below.

	For the Nine Months Ended September 30,
	2018	2017
Balance at January 1,	$1,546	$1,526
Additions	128	685
Accretion	(1,503)	(355)
Transfers from nonaccretable	1,319	—
Balance at September 30,	$1,490	$1,856

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
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of this instrument. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At September 30, 2018 and December 31, 2017, the approximate amounts of these financial instruments were as follows:

	September 30,	December 31,
	2018	2017
Commitments to extend credit	$1,720,245	$1,286,704
Standby letters of credit	14,199	10,532
	$1,734,444	$1,297,236
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
Letters of credit are written conditional commitments used by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan arrangements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table above. If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of September 30, 2018 and December 31, 2017, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Lease Commitments
The Company leases certain branch facilities and other facilities. Rent expense related to these leases amounted to $984 and $2,539 for the three and nine months ended September 30, 2018, respectively, and $873 and $2,292 for the three and nine months ended September 30, 2017, respectively.

Note 6. Income Taxes
Income tax expense for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income tax expense for the period	$9,141	$11,696	$23,465	$26,985
Effective tax rate	20.4%	33.2%	19.9%	32.0%
Effective January 1, 2018, the corporate U.S. statutory federal income tax rate was reduced from 35% to 21% under the Tax Cuts and Jobs Act. The Company completed its accounting under ASC 740 in December 2017 for all material deferred tax assets and liabilities with provisional amounts recorded for immaterial items. No material adjustments were made to provisional amounts during the period ended September 30, 2018 and none are anticipated during the one year SEC Staff Accounting Bulletin 118 measurement period.
The effective tax rates differ from the statutory federal tax rate for 2018 and 2017 of 21% and 35%, respectively, largely due to tax exempt interest income earned on certain investment securities and loans, the nontaxable earnings on bank owned life insurance, excess tax benefits on restricted stock vestings, and nondeductible acquisition expenses.

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The Company elected the fair value option for certain residential mortgage loans held for sale originated after July 1, 2018 in accordance with Accounting Standard Codification (ASC) 825, Financial Instruments. This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC 815, Derivatives and Hedging. The Company has not elected the fair value option for other residential mortgage loans held for sale primarily because they are not economically hedged using derivative instruments. See below and Note 8, Derivative Financial Instruments for additional information.
Assets and Liabilities Measured on a Recurring Basis
The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of September 30, 2018 and December 31, 2017 by level within the ASC Topic 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2018
Assets:
Investment securities available for sale:
U.S. treasuries	$29,372	$—	$29,372	$—
Government agency securities	194,602	—	194,602	—
Obligations of state and municipal subdivisions	196,480	—	196,480	—
Residential pass-through securities guaranteed by FNMA, GNMA, and FHLMC	340,541	—	340,541	—
Total investment securities available for sale	$760,995	$—	$760,995	$—

Loans held for sale, fair value option elected(1)	$15,964	$—	$15,964	$—
Derivative financial instruments:
Interest rate lock commitments	906	—	906	—
Forward mortgage-backed securities trades	110	—	110	—
Loan customer counterparty	72	—	72	—
Financial institution counterparty	443	—	443	—
Liabilities:
Derivative financial instruments:
Loan customer counterparty	441	—	441	—
Financial institution counterparty	86	—	86	—
December 31, 2017
Assets:
Investment securities available for sale:
U.S. treasuries	$37,154	$—	$37,154	$—
Government agency securities	211,509	—	211,509	—
Obligations of state and municipal subdivisions	229,613	—	229,613	—
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC, FHR and GNR	274,377	—	274,377	—
Other securities	10,349	10,349	—	—
Total investment securities available for sale	$763,002	$10,349	$752,653	$—
(1) At September 30, 2018, loans held for sale for which the fair value option was elected had an aggregate outstanding principal balance of $15,417. There were no mortgage loans held for sale under the fair value option that were 90 days or greater past due or on non-accrual at September 30, 2018.

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
Certain mortgage loans held for sale are measured at fair value on a recurring basis due to the Company's election to adopt fair value accounting treatment for those loans originated after July 1, 2018 for which the Company has entered into certain derivative financial instruments as part of its mortgage banking and related risk management activities. These instruments include interest rate lock commitments and mandatory forward commitments to sell these loans to investors known as forward mortgage-backed securities trades. This election allows for a more effective offset of the changes in fair values of the assets and the mortgage related derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC 815, Derivatives and Hedging. Mortgage loans held for sale, for which the fair value option was elected, which are sold on a servicing released basis, are valued using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted to credit risk and other individual loan characteristics. As these prices are derived from market observable inputs, the Company classifies these valuations as Level 2 in the fair value disclosures. For mortgage loans held for sale for which the fair value option was elected, the earned current contractual interest payment is recognized in interest income, loan origination costs and fees on fair value option loans are recognized in earnings as incurred and not deferred. The Company has no continuing involvement in any residential mortgage loans sold.
The estimated fair values of interest rate lock commitments utilize current secondary market prices for underlying loans and estimated servicing value with similar coupons, maturity and credit quality, subject to the anticipated loan funding probability (pull-through rate). The fair value of interest rate lock commitments is subject to change primarily due to changes in interest rates and the estimated pull-through rate. These commitments are classified as Level 2 in the fair value disclosures, as the valuations are based on observable market inputs.
Forward mortgage-backed securities trades are exchange-traded or traded within highly active dealer markets. In order to determine the fair value of these instruments, the Company utilized the exchange price or dealer market price for the particular derivative contract; therefore these contracts are classified as Level 2. The estimated fair values are subject to change primarily due to changes in interest rates.
The Company also enters into certain interest rate derivative positions that are not designated as hedging instruments. The estimated fair value of these commercial loan interest rate swaps are obtained from a pricing service that provides the swaps' unwind value (Level 2 inputs). See Note 8 - Derivative Financial Instruments for more information.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Assets and Liabilities Measured on a Nonrecurring Basis
In accordance with ASC Topic 820, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at September 30, 2018 and December 31, 2017, for which a nonrecurring change in fair value has been recorded:

		Fair Value Measurements at Reporting Date Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Period Ended Total Losses
September 30, 2018
Assets:
Impaired loans	$4,083	$—	$—	$4,083	$2,322

December 31, 2017
Assets:
Impaired loans	$7,237	$—	$—	$7,237	$3,719
Other real estate	1,726	—	—	1,726	375
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
Other real estate is measured at fair value on a nonrecurring basis (upon initial recognition or subsequent impairment). Other real estate is classified within Level 3 of the valuation hierarchy. When transferred from the loan portfolio, other real estate is adjusted to fair value less estimated selling costs and is subsequently carried at the lower of carrying value or fair value less estimated selling costs. The fair value is determined using an external appraisal process, discounted based on internal criteria. Therefore, the Company has categorized its other real estate as Level 3.
In addition, mortgage loans held for sale not electing the fair value option are required to be measured at the lower of cost or fair value. The fair value of these loans is based upon binding quotes or bids from third party investors. As of December 31, 2017, all mortgage loans held for sale not electing the fair value option were recorded at cost.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Fair Value of Financial Instruments not Recorded at Fair Value
The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instruments not recorded at fair value were as follows at September 30, 2018 and December 31, 2017:

			Fair Value Measurements at Reporting Date Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2018
Financial assets:
Cash and cash equivalents	$290,170	$290,170	$290,170	$—	$—
Certificates of deposit held in other banks	1,225	1,235	—	1,235	—
Loans held for sale, at cost	11,766	12,056	—	12,056	—
Loans, net	7,658,989	7,726,538	—	7,722,455	4,083
FHLB of Dallas stock and other restricted stock	26,617	26,617	—	26,617	—
Accrued interest receivable	23,492	23,492	—	23,492	—
Financial liabilities:
Deposits	7,782,852	7,795,883	—	7,795,883	—
Accrued interest payable	4,911	4,911	—	4,911	—
FHLB advances	345,000	341,463	—	341,463	—
Other borrowings	137,207	143,850	—	143,850	—
Junior subordinated debentures	27,803	29,586	—	29,586	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2017
Financial assets:
Cash and cash equivalents	$431,102	$431,102	$431,102	$—	$—
Certificates of deposit held in other banks	12,985	13,049	—	13,049	—
Loans held for sale, at cost	39,202	40,436	—	40,436	—
Loans, net	6,432,273	6,350,416	—	6,343,179	7,237
FHLB of Dallas stock and other restricted stock	29,184	29,184	—	29,184	—
Accrued interest receivable	20,835	20,835	—	20,835	—
Financial liabilities:
Deposits	6,632,822	6,637,813	—	6,637,813	—
Accrued interest payable	4,654	4,654	—	4,654	—
FHLB advances	530,667	526,514	—	526,514	—
Other borrowings	136,911	141,650	—	141,650	—
Junior subordinated debentures	27,654	20,008	—	20,008	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

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
Loans held for sale, at cost: The fair value of loans held for sale is determined based upon commitments on hand from investors.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Note 8. Derivative Financial Instruments
The Company enters into certain derivative financial instruments as part of its hedging strategy. These financial instruments are not designated as hedging instruments and are used for asset and liability management related to the Company's mortgage banking activities and commercial customers' financing needs. All derivatives are carried at fair value in either other assets or other liabilities.
Through the normal course of business, the Company enters into interest rate lock commitments with consumers to originate mortgage loans at a specified interest rate. These commitments, which contain fixed expiration dates, offer the borrower an interest rate guarantee provided the loan meets underwriting guidelines and closes within the timeframe established by the Company.
During July 2018, the Company began managing the changes in fair value associated with changes in interest rates related to interest rate lock commitments by using forward sold commitments known as forward mortgage-backed securities trades. These instruments are typically entered into at the time the interest rate lock commitment is made.
The Company also offers certain derivatives products, primarily interest rate swaps, directly to qualified commercial banking customers to facilitate their risk management strategies. The interest rate swap derivative positions relate to transactions in which the Company enters into an interest rate swap with a customer, while at the same time entering into an offsetting interest rate swap with another financial institution. An interest rate swap transaction allows customers to effectively convert a variable rate loan to a fixed rate. In connection with each swap, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. These products were not significant for disclosure in prior periods.
The following table provides the outstanding notional balances and fair values of outstanding derivative positions at September 30, 2018:

	September 30, 2018
	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value

Interest rate lock commitments	$25,309	$906	$—
Forward mortgage-backed securities trades	27,500	110	—
Commercial loan interest rate swaps:
Loan customer counterparty	25,133	72	441
Financial institution counterparty	25,133	443	86
The initial and subsequent changes in the fair value of interest rate lock commitments and the forward sales of mortgage-back securities are recorded in mortgage banking revenue. These gains and losses were not attributable to instrument-specific credit risk. For interest rate swaps, because the Company acts as an intermediary for our customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on the results of operations. The credit exposure related to interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $515 at September 30, 2018.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Income for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
Derivatives not designated as hedging instruments
Interest rate lock commitments	$906	$906
Forward mortgage-backed securities trades	110	110

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
The following table summarizes the activity in nonvested shares for the nine months ended September 30, 2018 and 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2017	242,056	$49.17
Granted during the period	127,712	72.09
Vested during the period	(111,520)	44.33
Forfeited during the period	(3,845)	64.47
Nonvested shares, September 30, 2018	254,403	$62.57

Nonvested shares, December 31, 2016	280,524	$36.88
Granted during the period	102,570	61.90
Vested during the period	(135,220)	34.10
Forfeited during the period	(67)	29.91
Nonvested shares, September 30, 2017	247,807	$48.76
Compensation expense related to these awards is recorded based on the fair value of the award at the date of grant and totaled $1,541 and $4,496 for the three and nine months ended September 30, 2018, respectively, and $1,276 and $3,442 for the three and nine months ended September 30, 2017, respectively. Compensation expense is recorded in salaries and employee benefits in the accompanying consolidated statements of income. At September 30, 2018, future compensation expense is estimated to be $12,603 and will be recognized over a remaining weighted average period of 3.25 years.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The fair value of common stock awards that vested during the nine months ended September 30, 2018 and 2017 was $7,960 and $8,243, respectively. The Company recorded $19 and $632 in excess tax benefits on vested restricted stock to income tax expense for the three and nine months ended September 30, 2018, respectively, and $28 and $1,272 for the three and nine months ended September 30, 2017, respectively.
At September 30, 2018, the future vesting schedule of the nonvested shares is as follows:

First year	105,017
Second year	60,910
Third year	45,020
Fourth year	26,076
Fifth year	17,380
Total nonvested shares	254,403
The Company has warrants outstanding representing the right to purchase 120,434 shares of Company stock at $17.19 per share to certain Company directors and shareholders. The warrants were issued in return for the shareholders' agreement to repurchase the subordinated debt outstanding to an unaffiliated bank in the event of Company default. The warrants were recorded as equity awards at fair value and were amortized over the term of the debt. The subordinated debt was paid off by the Company in 2013. The warrants expire in December 2018. During the nine months ended September 30, 2018, warrants to purchase 26,907 shares of common stock were exercised and have been issued by the Company.

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, CET1 and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2018 and December 31, 2017, the Company and the Bank meet all capital adequacy requirements to which they are subject, including the capital buffer requirement.
As of September 30, 2018 and December 31, 2017, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized," the Bank must maintain minimum total risk based, CET1, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Bank’s category.
The actual capital amounts and ratios of the Company and Bank as of September 30, 2018 and December 31, 2017, are presented in the following table:

	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2018
Total capital to risk weighted assets:
Consolidated	$1,035,054	12.49%	$662,873	8.00%	N/A	N/A
Bank	1,018,223	12.30	662,166	8.00	$827,708	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	852,888	10.29	497,155	6.00	N/A	N/A
Bank	976,057	11.79	496,625	6.00	662,166	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	822,288	9.92	372,866	4.50	N/A	N/A
Bank	976,057	11.79	372,468	4.50	538,010	6.50
Tier 1 capital to average assets:
Consolidated	852,888	9.20	370,764	4.00	N/A	N/A
Bank	976,057	10.54	370,469	4.00	463,086	5.00

December 31, 2017
Total capital to risk weighted assets:
Consolidated	$897,760	12.56%	$572,025	8.00%	N/A	N/A
Bank	867,082	12.15	571,142	8.00	$713,928	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	718,358	10.05	429,019	6.00	N/A	N/A
Bank	827,680	11.59	428,357	6.00	571,142	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	687,006	9.61	321,764	4.50	N/A	N/A
Bank	827,680	11.59	321,268	4.50	464,053	6.50
Tier 1 capital to average assets:
Consolidated	718,358	8.92	322,124	4.00	N/A	N/A
Bank	827,680	10.30	321,384	4.00	401,730	5.00

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Note 11.    Business Combinations
Guaranty Bancorp
On May 22, 2018, the Company announced that it entered into a definitive agreement with Guaranty Bancorp (GBNK) and its subsidiary, Guaranty Bank and Trust Company (Guaranty Bank), which operates its main office in Denver, Colorado and has 32 branches located in the Denver and Colorado Front Range areas. Pursuant to the agreement, GBNK will merge with and into the Company in an all-stock transaction. Upon completion of the merger, Guaranty Bank will be merged with and into the Bank. Under the terms of the merger agreement, shareholders of GBNK will receive 0.45 shares of the Company's common stock for each share of GBNK common stock. The merger has been approved by the Boards of Directors and shareholders of both companies and is expected to close at the end of 2018, although delays may occur. The transaction is subject to customary regulatory approvals.
Integrity Bancshares, Inc.
On June 1, 2018, the Company acquired 100% of the outstanding stock of Integrity Bancshares, Inc. and its subsidiary, Integrity Bank, SSB, Houston, Texas (Integrity) with four branches located in Houston, TX. The Company issued 2,071,981 shares of Company stock and paid $31,016 in cash for the outstanding shares and options of Integrity common stock.
The Company recognized total goodwill of $100,326, which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair market value of identifiable assets acquired. The fair value of consideration exchanged related to the Company's stock was calculated based upon the closing market price of the Company's stock as of June 1, 2018. The goodwill in this acquisition resulted from a combination of expected synergies and expansion in the Houston market. None of the goodwill recognized is expected to be deductible for income tax purposes.
The Company has incurred expenses related to the acquisition of approximately $1,100 and $2,396 for the three and nine months ended September 30, 2018, respectively, which are included in acquisition expense in the consolidated statements of income. The Company incurred expenses of $360 during the year ended December 31, 2017. In addition, for the nine months ended September 30, 2018, the Company paid offering costs totaling $209 which were recorded as a reduction to stock issuance proceeds through additional paid in capital.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Fair values of the assets acquired and liabilities assumed as of the closing date and subsequent measurement period adjustments are as follows:

	Initially Recorded at Acquisition Date	Measurement Period Adjustments	Adjusted Values
Assets of acquired bank:
Cash and cash equivalents	$44,723	$—	$44,723
Securities available for sale	24,726	(5)	24,721
Restricted stock	3,357	—	3,357
Loans	651,722	47	651,769
Premises and equipment	4,800	63	4,863
Goodwill	100,120	206	100,326
Core deposit intangible	7,532	—	7,532
Bank owned life insurance	8,181	—	8,181
Other assets	6,416	(23)	6,393
Total assets acquired	$851,577	$288	$851,865

Liabilities of acquired bank:
Deposits	$593,078	$—	$593,078
FHLB advances	60,000	—	60,000
Other liabilities	10,220	288	10,508
Total liabilities assumed	$663,298	$288	$663,586
Common stock issued at $75.90 per share	$157,263	$—	$157,263
Cash paid	$31,016	$—	$31,016
The nature of the measurement period adjustments noted in the table above was a result of information obtained subsequent to our initial reporting of provisional fair values but prior to finalizing our fair values as of September 30, 2018. Such information was determined to be a condition in existence as of acquisition date. The income effects resulting from the recorded measurement period adjustments during the period ending September 30, 2018 are immaterial for separate disclosure.
Non-credit impaired loans had a fair value of $604,549 at acquisition date and contractual balance of $609,675. As of acquisition date, the Company expects that an insignificant amount of the contractual balance of these loans will be uncollectible. The difference of $5,126 will be recognized into interest income as an adjustment to yield over the life of the loans.
The acquisition is not considered significant to the Company's financial statements and therefore, pro-forma financial data is not included.

Note 12. Subsequent Events
Line of Credit Amendment
On October 20, 2018, the Company's unsecured line of credit with one unrelated commercial bank was amended to extend the termination date. The line bears interest at LIBOR plus 2.5% and matures on January 29, 2019. As of September 30, 2018, there were no advances outstanding on this line.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Declaration of Dividends
On October 24, 2018, the Company declared a quarterly cash dividend in the amount of $0.14 per share of common stock to the stockholders of record on November 5, 2018. The dividend will be paid on November 15, 2018.
Share Repurchase Program
On October 24, 2018, the Company announced the reestablishment of its share repurchase program. The program authorizes the repurchase by the Company of up to $75,000 of its common stock. The repurchase program is authorized to continue through October 1, 2019. No shares have been repurchased by the Company under this program through the date of this report.

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

•	the potential impact of technology and "FinTech" entities on the banking industry generally;

•	our success at managing the risks involved in the foregoing items; and

•	the other factors that are described or referenced in Part I, Item 1A. of our Annual Report on Form 10-K or our Quarterly Reports on Form 10-Q, in each case under the caption "Risk Factors."
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
As of September 30, 2018, the Company operated 73 full service banking locations in north, central and southeast Texas regions, and along the Colorado Front Range region.
The Company’s headquarters are located at 1600 Redbud, Suite 400, McKinney, Texas 75069, and its telephone number is (972) 562-9004. The Company’s website address is www.ibtx.com. Information contained on the Company’s website is not incorporated by reference into this Quarterly Report on Form 10-Q and is not part of this or any other report.
Our principal business is lending to and accepting deposits from businesses, professionals and individuals. We conduct all of our banking operations through Independent Bank, which is a Texas state banking corporation and our principal subsidiary (the Bank). We derive our income principally from interest earned on loans and, to a lesser extent, income from securities available for sale. We also derive income from non-interest sources, such as fees received in connection with various deposit services and mortgage banking operations. From time to time, we also realize gains on the sale of assets. Our principal expenses include interest expense on interest-bearing customer deposits, advances from the Federal Home Loan Bank of Dallas, or the FHLB, and other borrowings, operating expenses, such as salaries, employee benefits, occupancy costs, data processing and communication costs, expenses associated with other real estate owned, other administrative expenses, provisions for loan losses and our assessment for FDIC deposit insurance.
Certain Events Affect Year-over-Year Comparability
Acquisitions. The Company completed the acquisition of Integrity Bancshares, Inc., a Texas corporation and its subsidiary, Integrity Bank, SSB, Houston, Texas (Integrity), a Texas state savings bank on June 1, 2018. The Company acquired four new locations as part of the transaction, representing an expansion in the Houston metropolitan area. This acquisition increased total assets by $851.9 million, gross loans by $651.8 million and deposits by $593.1 million.
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
The comparability of the Company's results of operations for the three and nine months ended September 30, 2018 and 2017 are affected by these acquisitions.
Pending Acquisition
Guaranty Bancorp. On May 22, 2018, the Company announced that it entered into a definitive agreement with Guaranty Bancorp (GBNK) and its subsidiary, Guaranty Bank and Trust Company (Guaranty Bank), which operates its main office in Denver, Colorado and has 32 branches located in the Denver and Colorado Front Range areas. Pursuant to the agreement, GBNK will merge with and into the Company in an all-stock transaction. Upon completion of the merger, Guaranty Bank will be merged with and into the Bank. Under the terms of the merger agreement, shareholders of GBNK will receive 0.45 shares of the Company's common stock for each share of GBNK common stock. The merger has been approved by the Boards of Directors and shareholders of both companies and is expected to close at the end of 2018, although delays may occur. The transaction is subject to customary regulatory approvals.

Discussion and Analysis of Results of Operations for the Three and Nine Months Ended September 30, 2018 and 2017
The following discussion and analysis of our results of operations compares the operations for the three and nine months ended September 30, 2018 with the three and nine months ended September 30, 2017. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results of operations that may be expected for all of the year ending December 31, 2018.
Results of Operations
For the three months ended September 30, 2018, net income was $35.7 million ($1.17 per common share on a diluted basis) compared with net income of $23.5 million ($0.84 per common share on a diluted basis) for the three months ended September 30, 2017. The Company posted annualized returns on average equity of 9.11% and 7.33%, returns on average assets of 1.41% and 1.07% and efficiency ratios of 51.64% and 54.71% for the three months ended September 30, 2018 and 2017, respectively. The efficiency ratio is calculated by dividing total noninterest expense (which excludes the provision for loan losses and the amortization of core deposits intangibles) by net interest income plus noninterest income.
For the nine months ended September 30, 2018, net income was $94.3 million ($3.21 per common share on a diluted basis) compared with $57.3 million ($2.30 per common share on a diluted basis) for the nine months ended September 30, 2017. The Company posted annualized returns on average common equity of 8.75% and 7.16%, returns on average assets of 1.36% and 0.99% and efficiency ratios of 52.50% and 56.88% for the nine months ended September 30, 2018 and 2017, respectively.
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
Net interest income was $86.3 million for the three months ended September 30, 2018, an increase of $13.4 million, or 18.4%, from $72.9 million for the three months ended September 30, 2017. This increase is due primarily to a $1.2 billion increase, or 15.6%, in average interest earning assets to $8.7 billion for the three months ended September 30, 2018 compared to $7.5 billion for the three months ended September 30, 2017. The increase in interest-earning assets is attributable to organic growth as well as the earning assets acquired in the Integrity transaction. The average yield on interest earning assets increased 52 basis points from 4.47% for the three months ended September 30, 2017 to 4.99% for the three months ended September 30, 2018. The increase from the prior year is due primarily to higher rates on interest-earning assets due to continued increases in the Fed Funds rate for the year over year period as well as loans and taxable securities acquired in the Integrity transaction, which had higher effective interest rates. The average cost of interest-bearing liabilities increased 63 basis points to 1.47% for the three months ended September 30, 2018 compared to 0.84% for the three months ended September 30, 2017. The increase is primarily due to higher rates offered on our deposits, primarily commercial money market accounts and certificates of deposit, resulting from both market competition and the increased interest rates on deposit products tied to Fed Funds rates. In addition, rate increases on short-term FHLB advances and junior subordinated debt impacted net interest income. The aforementioned changes resulted in a nine basis point increase in the net interest margin for the three months ended September 30, 2018 at 3.94% compared to 3.85% for the three months ended September 30, 2017.
Net interest income was $239.1 million for the nine months ended September 30, 2018, an increase of $48.9 million, or 25.7%, from $190.2 million for the nine months ended September 30, 2017. This increase is due primarily to a $1.3 billion increase, or 19.9%, in average interest earning assets to $8.1 billion for the nine months ended September 30, 2018 compared to $6.7 billion for nine months ended September 30, 2017. The increases in average interest-earning assets is due to organic growth and the result of the Carlile acquisition in April 2017 and the Integrity acquisition completed in June 2018. The net interest margin for the nine months ended September 30, 2018 increased 18 basis points to 3.97% compared to 3.79% for the nine months ended September 30, 2017. The increase from prior year is primarily due to an increase in loan yields of 37 basis points which is reflective of higher effective interest rates on organic and acquired loans, as well as higher loan accretion income on acquired loans for the year over year period. The increase is also a result of a shift in the earning asset mix from interest-bearing deposits to higher yielding loans in addition to higher interest rates on securities and interest-bearing deposits. The average yield on interest earning assets increased 50 basis points from 4.39% for the nine months ended September 30, 2017 to 4.89% for the nine months ended September 30, 2018 while the average rate paid on interest bearing liabilities increased 47 basis points from 0.80% to 1.27% over the same period.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis.  The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and nine months ended September 30, 2018 and 2017. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances.

	Three Months Ended September 30,
	2018			2017
	Average Outstanding Balance	Interest	Yield/ Rate (3)	Average Outstanding Balance	Interest	Yield/ Rate (3)
(dollars in thousands)
Interest-earning assets:
Loans (1)	$7,667,237	$103,104	5.34%	$6,286,990	$79,325	5.01%
Taxable securities	628,873	3,840	2.42	576,770	2,539	1.75
Nontaxable securities	172,556	1,103	2.54	188,053	1,124	2.37
Interest-bearing deposits and other	218,104	1,242	2.26	461,092	1,684	1.45
Total interest-earning assets	8,686,770	$109,289	4.99	7,512,905	$84,672	4.47
Noninterest-earning assets	1,341,454			1,213,942
Total assets	$10,028,224			$8,726,847
Interest-bearing liabilities:
Checking accounts	$2,986,694	$7,380	0.98	$2,864,775	$4,102	0.57
Savings accounts	296,941	212	0.28	306,380	104	0.13
Money market accounts	1,069,013	5,226	1.94	619,051	1,459	0.94
Certificates of deposit	1,128,540	4,562	1.60	1,074,883	2,368	0.87
Total deposits	5,481,188	17,380	1.26	4,865,089	8,033	0.66
FHLB advances	587,537	3,121	2.11	541,129	1,749	1.28
Repurchase agreements and other borrowings	137,286	2,100	6.07	123,285	1,716	5.52
Junior subordinated debentures	27,786	420	6.00	27,587	317	4.56
Total interest-bearing liabilities	6,233,797	23,021	1.47	5,557,090	11,815	0.84
Noninterest-bearing checking accounts	2,206,612			1,863,971
Noninterest-bearing liabilities	33,313			33,836
Stockholders’ equity	1,554,502			1,271,950
Total liabilities and equity	$10,028,224			$8,726,847
Net interest income		$86,268			$72,857
Interest rate spread			3.53%			3.63%
Net interest margin (2)			3.94			3.85
Net interest income and margin (tax equivalent basis) (4)		$86,732	3.96		$73,148	3.86
Average interest earning assets to interest bearing liabilities			139.35			135.19

(1)	Average loan balances include nonaccrual loans.

(2)
Net interest margins for the periods presented represent: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.

(3)	Yield and rates for the three month periods are annualized.

(4)	A tax-equivalent adjustment has been computed using a federal income tax rate of 21% and 35% for the three months ended September 30, 2018 and 2017, respectively.

	Nine Months Ended September 30,
	2018			2017
	Average Outstanding Balance	Interest	Yield/ Rate (3)	Average Outstanding Balance	Interest	Yield/ Rate (3)
(dollars in thousands)
Interest-earning assets:
Loans (1)	$7,083,329	$277,993	5.25%	$5,701,324	$208,263	4.88%
Taxable securities	607,591	10,244	2.25	452,317	5,606	1.66
Nontaxable securities	181,614	3,475	2.56	144,132	2,657	2.46
Interest-bearing deposits and other	181,234	2,773	2.05	420,330	3,968	1.26
Total interest-earning assets	8,053,768	$294,485	4.89	6,718,103	$220,494	4.39
Noninterest-earning assets	1,240,761			990,811
Total assets	$9,294,529			$7,708,914
Interest-bearing liabilities:
Checking accounts	$2,962,162	$18,555	0.84	$2,510,550	$8,828	0.47
Savings accounts	287,176	462	0.22	255,602	267	0.14
Money market accounts	898,260	11,737	1.75	610,819	4,451	0.97
Certificates of deposit	966,769	9,252	1.28	1,025,997	6,497	0.85
Total deposits	5,114,367	40,006	1.05	4,402,968	20,043	0.61
FHLB advances	545,420	7,854	1.93	487,820	4,271	1.17
Repurchase agreements and other borrowings	137,641	6,299	6.12	118,331	5,137	5.80
Junior subordinated debentures	27,736	1,182	5.70	24,448	819	4.48
Total interest-bearing liabilities	5,825,164	55,341	1.27	5,033,567	30,270	0.80
Noninterest-bearing checking accounts	2,004,763			1,578,061
Noninterest-bearing liabilities	23,694			26,234
Stockholders’ equity	1,440,908			1,071,052
Total liabilities and equity	$9,294,529			$7,708,914
Net interest income		$239,144			$190,224
Interest rate spread			3.62%			3.59%
Net interest margin (2)			3.97			3.79
Net interest income and margin (tax equivalent basis) (4)		$240,477	3.99		$192,136	3.82
Average interest earning assets to interest bearing liabilities			138.26			133.47

(1)	Average loan balances include nonaccrual loans.

(2)
Net interest margins for the periods presented represent: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.

(3)	Yield and rates for the nine month periods are annualized.

(4)	A tax-equivalent adjustment has been computed using a federal income tax rate of 21% and 35% for the nine months ended September 30, 2018 and 2017, respectively.

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
The Company recorded a $1.5 million provision for loan losses for the three months ended September 30, 2018 compared to $1.9 million for the comparable period in 2017. Provision expense for the nine months ended September 30, 2018 was $7.0 million compared to $6.4 million for the same period in 2017. Provision expense is primarily reflective of organic loan growth as well as charge-offs or specific reserves taken during the respective period. Net charge-offs (recoveries) were $2.7 million and $(16) thousand for the three months ended September 30, 2018 and 2017, respectively, and $4.2 million and $189 thousand for the nine months ended September 30, 2018 and 2017, respectively. The increase in net charge-offs for the nine months ended September 30, 2018 was primarily related to a third quarter 2018 partial charge-off of an energy loan relationship totaling $2.5 million in addition to second quarter 2018 partial charge-offs totaling $1.3 million related to a commercial real estate loan and two commercial loans.
Noninterest Income
The following table sets forth the components of noninterest income for the three and nine months ended September 30, 2018 and 2017 and the period-over-period variations in such categories of noninterest income:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(dollars in thousands)	2018	2017	2018 v. 2017		2018	2017	2018 v. 2017
Noninterest Income
Service charges on deposit accounts	$3,589	$3,677	$(88)	(2.4)%	$10,607	$9,364	$1,243	13.3%
Mortgage banking revenue	5,111	4,569	542	11.9	12,134	10,855	1,279	11.8
Gain on sale of loans	—	351	(351)	(100.0)	—	351	(351)	(100.0)
Loss on sale of branch	—	(127)	127	N/M	—	(127)	127	N/M
Gain (loss) on sale of other real estate	95	—	95	N/M	213	(36)	249	N/M
(Loss) gain on sale of securities available for sale	(115)	—	(115)	N/M	(349)	52	(401)	N/M
Gain (loss) on sale of premises and equipment	220	(21)	241	N/M	123	(15)	138	N/M
Increase in cash surrender value of BOLI	831	778	53	6.8	2,328	1,959	369	18.8
Other	3,018	2,903	115	4.0	7,281	5,305	1,976	37.2
Total noninterest income	$12,749	$12,130	$619	5.1%	$32,337	$27,708	$4,629	16.7%

N/M - not meaningful
Total noninterest income increased $619 thousand, or 5.1% and increased $4.6 million, or 16.7% for the three and nine months ended September 30, 2018 over same period in 2017. Significant changes in the components of noninterest income are discussed below.
Service charges on deposit accounts. Service charges on deposit accounts decreased $88 thousand, or 2.4% and increased $1.2 million, or 13.3% for the three and nine months ended September 30, 2018, respectively, as compared to the same period in 2017. The increase in service charge income for the nine months ended September 30, 2018 compared to the same period in 2017 reflects an increase in deposit accounts due to organic growth, the acquisition of Integrity in June 2018, as well as three quarters of income in 2018 from the Carlile accounts compared to two quarters in 2017.

Mortgage banking revenue. Mortgage banking revenue for the three and nine months ended September 30, 2018 increased $542 thousand, or 11.9% and increased $1.3 million, or 11.8%, respectively, compared to the same period in 2017. The increase in the comparable three and nine month periods is reflective of the mortgage hedging strategy initiated in July 2018 which generated $1.6 million of income during third quarter 2018. This increase was offset by a decrease in mortgage sales volume for the respective periods resulting from a decrease in market demand related to rising interest rates over the same period.
Gain on sale of loans. The Company recognized a net gain of $351 thousand on the sale of loans for the three and nine months ended September 30, 2017 primarily due to the sale of an acquired loan that resulted in a $312 thousand gain.
Loss on sale of securities available for sale. The Company recognized a loss of $349 thousand on the sale of securities available for sale for the nine months ended September 30, 2018. The majority of the loss is due to the sale of a CRA equity fund in first quarter 2018 in addition to normal sales activity.
Increase in cash surrender value of BOLI. The increase in cash surrender value of BOLI increased $369 thousand, or 18.8% for the nine months ended September 30, 2018, as compared to the same period in 2017. The increase is primarily a result of three quarters of income in 2018 from the $53.2 million in policies acquired in the April 2017 Carlile transaction compared to two quarters of income in 2017.
Other. Other noninterest income increased $115 thousand, or 4.0% and $2.0 million, or 37.2% for the three and nine months ended September 30, 2018, respectively, as compared to the same period in 2017. The increase from prior year is primarily related to increased earnings credits on correspondent accounts as well as an increase in fee income on the mortgage warehouse purchase program acquired with the acquisition of Carlile.
Noninterest Expense
Noninterest expense increased $4.8 million, or 9.9% and increased $19.5 million, or 15.3% for the three and nine months ended September 30, 2018, respectively, as compared to the same period in 2017. The following table sets forth the components of the Company’s noninterest expense for the three and nine months ended September 30, 2018 and 2017 and the period-over-period variations in such categories of noninterest expense:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(dollars in thousands)	2018	2017	2018 v. 2017		2018	2017	2018 v. 2017
Noninterest Expense
Salaries and employee benefits	$30,114	$25,684	$4,430	17.2%	$82,072	$69,610	$12,462	17.9%
Occupancy	6,613	6,380	233	3.7	18,295	16,399	1,896	11.6
Data processing	2,989	2,546	443	17.4	7,861	6,449	1,412	21.9
FDIC assessment	760	1,077	(317)	(29.4)	2,213	3,156	(943)	(29.9)
Advertising and public relations	583	380	203	53.4	1,300	994	306	30.8
Communications	810	771	39	5.1	2,544	2,098	446	21.3
Other real estate owned expenses, net	62	61	1	1.6	271	223	48	21.5
Impairment of other real estate	—	917	(917)	(100.0)	85	1,037	(952)	(91.8)
Core deposit intangible amortization	1,519	1,409	110	7.8	4,243	3,311	932	28.1
Professional fees	1,175	1,273	(98)	(7.7)	3,427	3,212	215	6.7
Acquisition expense, including legal	1,682	2,428	(746)	(30.7)	5,671	8,247	(2,576)	(31.2)
Other	6,348	4,978	1,370	27.5	18,789	12,524	6,265	50.0
Total noninterest expense	$52,655	$47,904	$4,751	9.9%	$146,771	$127,260	$19,511	15.3%
Salaries and employee benefits. Salary and employee benefits increased $4.4 million, or 17.2% and increased $12.5 million, or 17.9% for the three and nine months ended September 30, 2018, respectively, compared to the same period in 2017. Salary and employee benefit expenses increased for the comparative three months due to additional headcount related to both the Integrity acquisition as well as organic growth during the year. The increase in the comparative nine month periods is primarily due to an increase in the number of the Company’s full-time equivalent employees due to the Carlile acquisition for three quarters in 2018 as compared to two quarters in 2017, in addition to increased employees related to organic growth within the Company and the Integrity acquisition from the year over year period.

Occupancy.  Occupancy expense increased $1.9 million, or 11.6% for the nine months ended September 30, 2018 compared to the same period in 2017. The increase is primarily reflective of three quarters of expenses in 2018 related to the additional branches acquired in the Carlile transaction in April 2017 compared to two quarters of expenses in 2017, as well as the additional branches added with the Integrity transaction in June 2018.
Data processing. Data processing expense increased $443 thousand, or 17.4% and increased $1.4 million, or 21.9% for the three and nine months ended September 30, 2018 compared to the same period in 2017. Data processing increased for the comparative three months primarily due to additional branches and accounts acquired with the Integrity acquisition. The increase in the comparative nine months is reflective of increased costs for three quarters in 2018 related directly to the Carlile transaction due to the additional accounts, employees and locations added compared to two quarters in 2017, as well as increased costs for the Integrity acquisition.
FDIC assessment. FDIC assessment expense decreased $317 thousand, or 29.4% and $943 thousand, or 29.9% for the three and nine months ended September 30, 2018, respectively, compared to the same period in 2017. The decreases in FDIC assessment expense is related to the improvement of certain Bank capital ratios used in the assessment calculation over the same period prior year.
Communications. Communications expense increased $446 thousand, or 21.3%, for the nine months ended September 30, 2018 compared to the same period in 2017. The increase is reflective of increased costs for three quarters in 2018 related directly to the Carlile transaction due to the added data lines and telecommunications for additional branches and employees compared to two quarters in 2017 as well as additional expenses related to the Integrity acquisition.
Impairment of other real estate. Impairment of other real estate decreased $952 thousand, or 91.8%, for the nine months ended September 30, 2018 compared to the same period in 2017. The expense was elevated in 2017 due to a $916 thousand writedown on the Houston branch location that closed during third quarter 2017 and was transferred from bank premises to other real estate owned.
Core deposit intangible amortization. Core deposit intangible amortization increased $932 thousand, or 28.1% for the nine months ended September 30, 2018 compared to the same period in 2017. The increase reflects three quarters of amortization in 2018 related to the $36.7 million increase in core deposit intangibles recorded with the Carlile transaction compared to two quarters of expense in 2017 as well the $7.5 million in core deposit intangibles recorded with the Integrity transaction in June 2018.
Acquisition expenses. Acquisition expenses decreased $746 thousand, or 30.7%, and $2.6 million, or 31.2% for the three and nine months ended September 30, 2018, respectively, compared to the same period in 2017. Acquisition expenses were elevated in 2017 due to professional fees and termination and conversion related expenses incurred related to the acquisition of Carlile.
Other noninterest expense. Other noninterest expense increased $1.4 million, or 27.5% and $6.3 million, or 50.0% for the three and nine months ended September 30, 2018, respectively, compared to the same period in 2017. The majority of the increase in 2018 over the prior period relates to three quarters of general increases in operations due to additional accounts, employees and locations compared to two quarters of expense as a result of the Carlile transaction in 2017 as well as organic growth within the Company over the prior year period and the Integrity transaction that closed in second quarter 2018.
Income Tax Expense
Income tax expense was $9.1 million and $23.5 million for the three and nine months ended September 30, 2018, respectively, and $11.7 million and $27.0 million for the same period in 2017. The effective tax rates were 20.4% and 19.9% for the three and nine months ended September 30, 2018, respectively, compared to 33.2% and 32.0% for the same period in 2017. The lower tax rate in 2018 is due to the reduction of the corporate U.S. statutory federal income tax rate from 35% to 21% as a result the Tax Cuts and Jobs Act.

Discussion and Analysis of Financial Condition
The following is a discussion and analysis of the Company’s financial condition as of September 30, 2018 and December 31, 2017.
Assets
The Company’s total assets increased by $1.2 billion, or 13.9%, to $9.9 billion as of September 30, 2018 from $8.7 billion at December 31, 2017. The increase is primarily due to $851.9 million in assets acquired with Integrity in addition to organic growth for the period.
Loan Portfolio
The following table presents the balance and associated percentage of each major category in our loan portfolio as of September 30, 2018 and December 31, 2017:

(dollars in thousands)	September 30, 2018		December 31, 2017
Commercial (1)	$1,313,170	17.1%	$1,059,984	16.3%
Real estate:
Commercial	3,996,384	51.7	3,369,892	51.7
Commercial construction, land and land development	920,823	11.9	744,868	11.5
Residential (2)	1,038,479	13.4	931,495	14.3
Single family interim construction	357,604	4.6	289,680	4.4
Agricultural	70,738	0.9	82,583	1.3
Consumer	34,648	0.4	34,639	0.5
Other	275	—	304	—
	7,732,121	100.0%	6,513,445	100.0%
Deferred loan fees	(3,236)		(2,568)
Allowance for loan losses	(42,166)		(39,402)
Total loans, net	$7,686,719		$6,471,475
(1) Includes mortgage warehouse purchase loans of $150.3 million and $164.7 million at September 30, 2018 and December 31, 2017, respectively.
(2) Includes mortgage loans held for sale as of September 30, 2018 and December 31, 2017 of $27.7 million and $39.2 million, respectively.
Our loan portfolio is the largest category of our earning assets. As of September 30, 2018 and December 31, 2017, total loans, net of allowance for loan losses and deferred fees, totaled $7.7 billion and $6.5 billion, respectively, which is an increase of 18.8% between the two dates. The increase is primarily due to $651.8 million in loans acquired in the Integrity transaction but also due to organic loan growth during 2018.
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

(dollars in thousands)	September 30, 2018	December 31, 2017
Nonaccrual loans
Commercial	$6,028	$10,304
Real estate:
Commercial real estate, construction, land and land development	2,112	2,716
Residential real estate	1,916	998
Agricultural	—	—
Consumer	31	55
Total nonaccrual loans (1)	10,087	14,073
Loans delinquent 90 days or more and still accruing
Commercial	—	8
Real estate:
Commercial real estate, construction, land and land development	—	120
Residential real estate	—	8
Consumer	—	—
Total loans delinquent 90 days or more and still accruing	—	136
Troubled debt restructurings, not included in nonaccrual loans
Real estate:
Commercial real estate, construction, land and land development	408	455
Residential real estate	170	730
Consumer	—	20
Total troubled debt restructurings, not included in nonaccrual loans	578	1,205
Total nonperforming loans	10,665	15,414
Other real estate owned and other repossessed assets:
Commercial real estate, construction, land and land development	4,610	5,400
Residential real estate	—	764
Single family interim construction	—	963
Consumer	114	114
Total other real estate owned and other repossessed assets	4,724	7,241
Total nonperforming assets	$15,389	$22,655
Ratio of nonperforming loans to total loans held for investment (2)	0.14%	0.24%
Ratio of nonperforming assets to total assets	0.16	0.26

(1)
Nonaccrual loans include troubled debt restructurings of $529 thousand and $1.0 million at September 30, 2018 and December 31, 2017, respectively and excludes loans acquired with deteriorated credit quality of $9.7 million and $7.9 million as of September 30, 2018 and December 31, 2017, respectively.

(2)	Excluding mortgage warehouse purchase loans of $150.3 million and $164.7 million as of September 30, 2018 and December 31, 2017, respectively.
Nonaccrual loans decreased to $10.1 million at September 30, 2018 from $14.1 million as of December 31, 2017. Troubled debt restructurings that were not on nonaccrual status totaled $578 thousand at September 30, 2018 decreasing from $1.2 million at December 31, 2017. The decrease in nonaccrual loans was primarily due to the disposition of three commercial loans totaling $3.5 million, one commercial real estate loan totaling $1.6 million and a partial charge-off of an energy nonaccrual loan totaling $2.5 million offset by nine loans placed on nonaccrual status totaling $3.6 million during the nine months ended September 30, 2018. The net decrease in other real estate owned and repossessed assets is primarily due to $2.9 million of other real estate dispositions.

As of September 30, 2018, the Company had a total of 126 substandard and doubtful loans with an aggregate principal balance of $61.7 million that were not currently impaired loans, nonaccrual loans, 90 days past due loans or troubled debt restructurings, but where the Company had information about possible credit problems of the borrowers that caused the Company’s management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that could result in those loans becoming nonaccrual loans, 90 days past due loans or troubled debt restructurings in the future.
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
Allowance for Loan Losses. The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The Company’s allowance for loan losses represents the Company’s estimate of probable and reasonably estimable loan losses inherent in loans held for investment as of the respective balance sheet date. The Company’s methodology for assessing the adequacy of the allowance for loan losses includes a general allowance for performing loans, which are grouped based on similar characteristics, and an allocated allowance for individual impaired loans. Actual credit losses or recoveries are charged or credited directly to the allowance. As of September 30, 2018, the allowance for loan losses amounted to $42.2 million, or 0.56% of total loans, compared with $39.4 million, or 0.62% of total loans as of December 31, 2017. The dollar increase from year end is primarily due to additional general reserves for organic loan growth. The decrease in the allowance for loan losses as a percentage of loans reflects that loans acquired in the Integrity transaction were recorded at fair value without an allowance at acquisition date. As of September 30, 2018, the discount on acquired loans totaled $29.6 million.
The allowance for loan losses to nonperforming loans has increased from 255.62% at December 31, 2017 to 395.37% at September 30, 2018, due to an increase in the recorded allowance balance as well as a reduction in total nonperforming loans as noted above. Nonperforming loans have decreased to $10.7 million at September 30, 2018 compared to $15.4 million at December 31, 2017.
Securities Available for Sale
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit, interest rate and duration risk. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions.
The Company recognized a net loss of $115 thousand and $349 thousand on the sale of securities for the three and nine months ended September 30, 2018, respectively, and a net gain of $52 thousand on the sale of securities for the nine months ended September 30, 2017. Securities represented 7.7% and 8.8% of the Company’s total assets at September 30, 2018 and December 31, 2017, respectively.
Management evaluates securities for other-than-temporary impairment (OTTI) on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation. Management does not intend to sell any debt securities it holds and believes the Company more likely than not will not be required to sell any debt securities it holds before their anticipated recovery, at which time the Company will receive full value for the securities. Management has the ability and intent to hold the securities classified as available for sale that were in a loss position as of September 30, 2018 for a period of time sufficient for an entire recovery of the cost basis of the securities. For those securities that are impaired, the unrealized losses are largely due to interest rate changes. The fair value is expected to recover as the securities approach their maturity date. Management believes any impairment in the Company’s securities at September 30, 2018, is temporary and no other-than-temporary impairment has been realized in the Company’s consolidated financial statements.
Capital Resources and Regulatory Capital Requirements
Total stockholder’s equity was $1.6 billion at September 30, 2018 compared with $1.3 billion at December 31, 2017, an increase of approximately $231.2 million. The increase was primarily due to stock issued in the Integrity acquisition for a total, net of offering costs, of $157.1 million as well as net income of $94.3 million earned by the Company during the nine months ended September 30, 2018, and stock based compensation of $4.5 million, offset by an increase of $13.5 million in unrealized loss on available for sale securities and dividends paid of $11.6 million.

As of September 30, 2018, the Company exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	As of September 30, 2018
	Actual Consolidated	Actual Bank	Required to be considered adequately capitalized	Required to be considered well capitalized (Bank only)
	Ratio	Ratio	Ratio	Ratio
Tier 1 capital to average assets ratio	9.20%	10.54%	4.00-5.00%	≥5.00%
Common equity tier 1 capital to risk-weighted assets ratio	9.92	11.79	4.50-6.50	≥6.50
Tier 1 capital to risk-weighted assets ratio	10.29	11.79	6.00-8.00	≥8.00
Total capital to risk-weighted assets ratio	12.49	12.30	8.00-10.00	≥10.00
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
In addition to the liquidity provided by the sources described above, the Company maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of September 30, 2018, the Company had established federal funds lines of credit with 10 unaffiliated banks totaling $365.0 million with no amounts advanced against those lines at that time. The Company also participates in an exchange that provides direct overnight borrowings with other financial institutions with a borrowing capacity of $164.0 million and none outstanding as of September 30, 2018. The Company has an unsecured line of credit totaling $50.0 million with an unrelated commercial bank. Based on the values of stock, securities, and loans pledged as collateral, as of September 30, 2018, the Company had additional borrowing capacity with the FHLB of $1.8 billion. In addition, the Company maintains a secured line of credit with the Federal Reserve Bank with an availability to borrow $692.5 million.
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
During the nine months ended September 30, 2018, the Company acquired deposit accounts, FHLB advances and assumed the operating lease commitments for three branch locations acquired in the Integrity transaction. In addition, the Company entered into several lease commitments in the normal course of business during the period.
Other than normal changes in the ordinary course of business and the items mentioned above, there have been no significant changes in the types of contractual obligations or amounts due since December 31, 2017.
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
Independent Bank’s commitments to extend credit and outstanding standby letters of credit were $1.7 billion and $14.2 million, respectively, as of September 30, 2018. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. The Company manages the Company’s liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that the Company will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.
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
Goodwill and Core Deposit Intangible. The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. The Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a two step impairment test is unnecessary. If the Company concludes otherwise, then it is required to perform the first step of the two step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. The Company performs its impairment test annually as of December 31. There have been no circumstances since December 31, 2017 that would indicate any impairment has occurred, therefore, management does not believe goodwill is impaired as of September 30, 2018.
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
The Company's interest rate risk model indicated that it was in a balanced rate sensitive position in terms of interest rate sensitivity as of September 30, 2018. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income based on the interest rate risk model as of September 30, 2018:

Hypothetical Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
200	(0.33)%
100	(0.04)
(100)	1.09
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
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. RISK FACTORS
In evaluating an investment in our securities, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, and in the information contained in this Quarterly Report on Form 10-Q and our other reports and registrations statements.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
Item 3. DEFAULTS UPON SENIOR SECURITIES
None
Item 4. MINE SAFETY DISCLOSURES
Not applicable
Item 5. OTHER INFORMATION
None

Item 6. EXHIBITS
The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit 3.1
Amended and Restated Certificate of Formation of Independent Bank Group, Inc., which is incorporated herein by reference to Exhibit 3.1 to Registration Statement on Form S-1 of Independent Bank Group, Inc. filed with the SEC on February 27, 2013 (the "S-1 Registration Statement")

Exhibit 3.2
Certificate of Amendment to Amended and Restated Certificate of Formation of Independent Bank Group, Inc., which is incorporated herein by reference to Exhibit 3.3 to Amendment No. 2 to the S-1 Registration Statement filed with the SEC on April 1, 2013

Exhibit 3.3
Third Amended and Restated Bylaws of Independent Bank Group, Inc., which are incorporated herein by reference to Exhibit 3.2 to Amendment No. 1 to the S-1 Registration Statement filed with the SEC on March 18, 2013

Exhibit 3.4
Statement of Designations of Senior Non-Cumulative Perpetual Preferred Stock, Series A of Independent Bank Group, Inc., as filed with the Office of the Secretary of State of the State of Texas on April 15, 2014, which is incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of Independent Bank Group, Inc. filed with the SEC on April 17, 2014

Exhibit 3.5
Certificate of Merger, dated January 2, 2014, of Live Oak Financial Corp. with and into Independent Bank Group, Inc., which is incorporated herein by reference to Exhibit 3.5 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-196627) filed with the SEC on June 25, 2014 (the “S-3 Registration Statement”)

Exhibit 3.6
Certificate of Merger, dated April 15, 2014, of BOH Holdings, Inc. with and into Independent Bank Group, Inc., which is incorporated herein by reference to Exhibit 3.6 to Amendment No. 1 to the S-3 Registration Statement filed with the SEC on June 25, 2014

Exhibit 3.7
Certificate of Merger, dated September 30, 2014, of Houston City Bancshares, Inc. with and into Independent Bank Group, Inc., which is incorporated by reference to Exhibit 3.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on July 31, 2015

Exhibit 3.8
Certificate of Merger, dated March 31, 2017, of Carlile Bancshares, Inc. with and into Independent Bank Group, Inc. which is incorporated by reference to Exhibit 3.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed with the SEC on April 27, 2017

Exhibit 3.9
Certificate of Merger, dated October 23, 2017, of Washington Investment Company with and into Independent Bank Group, Inc., which is incorporated by reference to Exhibit 3.9 to the Registrant's Current Report on Form 10-Q filed with the SEC on July 26, 2018

Exhibit 3.10
Certificate of Merger, dated May 31, 2018, of Integrity Bancshares, Inc. with and into Independent Bank Group, Inc., which is incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 10-Q filed with the SEC on July 26, 2018

Exhibit 4.1
Form of certificate representing shares of the Registrant’s common stock, which is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Form S-1 Registration Statement filed with the SEC on March 18, 2013

Exhibit 4.2	Form of Common Stock Purchase Warrant, with schedules of differences, which is incorporated herein by reference to Exhibit 4.2 to the S-1 Registration Statement

Exhibit 4.3
Subordinated Debt Indenture, dated as of June 25, 2014, between Independent Bank Group, Inc. and Wells Fargo Bank, National Association, in its capacity as Indenture Trustee, which is incorporated herein by reference to Exhibit 4.6 to the Registrant’s Amendment No. 1 to the S‑3 Registration Statement filed with the SEC on June 25, 2014

Exhibit 4.4
First Supplemental Indenture, dated as of July 17, 2014, between Independent Bank Group, Inc. and Wells Fargo Bank Shareowner Services, in its capacity as Indenture Trustee, which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, dated July 17, 2014

Exhibit 4.5
Form of Global Note to represent the 5.875% Subordinated Notes due August 1, 2024, of the Registrant, which is incorporated herein by reference to Exhibit 4.5 in the Registrant’s Quarterly Report on Form 10‑Q, for the quarter ended September 30, 2017

Exhibit 4.6
Form of Global Note to represent the 5.875% Subordinated Notes due August 1, 2024, of the Registrant, which is incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, dated June 22, 2016

Exhibit 4.7
Second Supplemental Indenture, dated as of December 19, 2017, between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8‑K, dated December 19, 2017)

The other instruments defining the rights of holders of the long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

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

Independent Bank Group, Inc.

Date:	October 25, 2018	By: /s/ David R. Brooks

David R. Brooks
Chairman, Chief Executive Officer and President

Date:	October 25, 2018	By: /s/ Michelle S. Hickox

Michelle S. Hickox
Executive Vice President
Chief Financial Officer