Form 10-K
period 2018-12-31
Independent Bank Group, Inc.
filed 2019-02-28
CIK 1564618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For The Fiscal Year Ended December 31, 2018.

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

The aggregate market value of the shares of common stock held by non-affiliates based on the closing price of the common stock on the Nasdaq Global Select Market on June 30, 2018 was approximately $1,433,997,070.
At February 26, 2019, the Company had outstanding 43,769,689 shares of common stock, par value $.01 per share.

Documents Incorporated By Reference:
Portions of the Company’s Proxy Statement relating to the 2019 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2018, are incorporated by reference into Part III, Items 10 - 14 of this Annual Report on Form 10-K.

INDEPENDENT BANK GROUP, INC. AND SUBSIDIARIES
Annual Report on Form 10-K
December 31, 2018

PART I

ITEM 1. BUSINESS
The disclosures set forth in this item are qualified by Item 1A. Risk Factors, and the section captioned “Forward-Looking Statements” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.
General
Independent Bank Group, Inc. (the “Company”) is a registered bank holding company headquartered in McKinney, Texas, which is located in the northern portion of the Dallas-Fort Worth metropolitan area. The Company was organized as a Texas corporation on September 20, 2002. Through the Company’s wholly owned subsidiary, Independent Bank, a Texas state chartered bank, the Company provides a wide range of relationship-driven commercial banking products and services tailored to meet the needs of businesses, professionals and individuals. The Company operates through its branch banking offices in the Dallas/North Texas area, including McKinney, Dallas, Fort Worth, and Sherman/Denison, the Austin/Central Texas area, including Austin and Waco, the Houston Texas metropolitan area and along the Colorado Front Range area, including Denver, Colorado Springs and Fort Collins. As of December 31, 2018, the Company had consolidated total assets of approximately $9.8 billion, total loans of approximately $7.8 billion, total deposits of approximately $7.7 billion and total stockholders’ equity of approximately $1.6 billion.
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
Grow Organically. The Company focuses on continued organic growth through the Company’s existing footprint and business lines. The Company plans to follow a community-focused, relationship-driven customer strategy to increase loans and deposits through the Company’s existing locations. Preserving the safety and soundness of the Company’s loan portfolio is a fundamental element of the Company’s organic growth strategy. The Company has a strong and conservative credit culture, which allows the Company to maintain its asset quality as the Company grows. In addition, the Company has established an enterprise risk management function to identify and mitigate risk on a Company wide basis to support continued growth.

Grow Through Acquisitions. The Company plans to continue to take advantage of opportunities to acquire other banking franchises both within and outside the Company’s current footprint. Since mid-2010, the Company has completed eleven acquisitions that the Company believes have enhanced shareholder value and the Company’s market presence. The following table summarizes each of the eleven acquisitions completed since 2010.

Acquired Institution/Market	Date of Acquisition	Fair Value of Total Assets Acquired
		(dollars in thousands)
Town Center Bank Dallas/North Texas	July 31, 2010	$37,451
Farmersville Bancshares, Inc. Dallas/North Texas	September 30, 2010	99,420
I Bank Holding Company, Inc. Austin/Central Texas	April 1, 2012	172,587
The Community Group, Inc. Dallas/North Texas	October 1, 2012	110,967
Collin Bank Dallas/North Texas	November 30, 2013	168,320
Live Oak Financial Corp. Dallas/North Texas	January 1, 2014	131,008
BOH Holdings, Inc. Houston, Texas	April 15, 2014	1,188,893
Houston City Bancshares, Inc. Houston, Texas	October 1, 2014	350,747
Grand Bank Dallas, Texas	November 1, 2015	620,196
Carlile Bancshares, Inc. Dallas/North Texas, Central Texas, Colorado Front Range	April 1, 2017	2,444,155
Integrity Bancshares, Inc. Houston, Texas	June 1, 2018	851,875
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
The Integrity Bancshares, Inc. acquisition represented the Company’s continued expansion in the Houston metropolitan area. Through this acquisition, the Company added four locations in attractive sub markets in the Houston area and added approximately $852 million in assets. The assets acquired in this acquisition represented 73% of the Company’s asset growth in 2018.
Subsequent Acquisition of Guaranty Bancorp On January 1, 2019, the Company completed the acquisition of Guaranty Bancorp (Guaranty), and its subsidiary, Guaranty Bank and Trust Company (Guaranty Bank). As a result of the acquisition, the Company added 32 full service banking locations along the Colorado Front Range including locations throughout the Denver metropolitan area and along I-25 to Fort Collins, expanding the Company's footprint in Colorado. The Company's estimated fair value of assets acquired as of January 1, 2019 is approximately $3.9 billion.
Subsequent Alignment of Retail Footprint. On February 21, 2019, Independent Bank announced plans to rebalance its retail footprint by consolidating locations in Colorado and Texas. Independent Bank will consolidate eight branches in Colorado and four branches in Texas as part of this plan. As a result of the planned branch consolidation, Independent Bank will have a total of 93 banking locations, with 61 Texas locations and 32 Colorado locations. These changes will reduce overlapping locations and improve efficiency, while keeping Independent Bank well-positioned to support existing customers and future growth.
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
Lending Operations. Through Independent Bank, the Company offers a broad range of commercial and retail lending products to businesses, professionals and individuals. Commercial lending products include owner-occupied commercial real estate loans, interim construction loans, commercial loans (such as SBA guaranteed loans, business term loans, equipment lease financing, lines of credit and energy related loans) to a diversified mix of small and midsized businesses, and loans to professionals, including medical practices. Retail lending products include residential first and second mortgage loans and consumer installment loans, such as loans to purchase cars, boats and other recreational vehicles.
The Company’s strategy is to maintain a broadly diversified loan portfolio by type and location. The Company’s loan portfolio consists of real estate loans, commercial and industrial loans, residential mortgage loans, residential construction loans, agricultural loans and consumer loans. Real estate secured loans are spread among a variety of types of borrowers, including owner occupied offices for small businesses, medical practices and offices, retail operations and multi-family properties. The Company’s loans are diversified geographically throughout the Company’s Dallas/North Texas region (approximately 49%), the Company’s Houston region (approximately 27%), the Company’s Austin/Central Texas region (approximately 18%) and the Company's Colorado Front Range region (approximately 6%). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio” for a more detailed description of the Company’s lending operations.
Deposits. Deposits are the Company’s principal source of funds for use in lending and other general banking purposes. The Company provides a full range of deposit products and services, including a variety of checking and savings accounts, debit cards, online banking, mobile banking, eStatements and bank-by-mail and direct deposit services. The Company also offers business accounts and management services, including analyzed business checking, business savings, and treasury management services. The Company solicits deposits through its relationship-driven team of dedicated and accessible bankers and through community focused marketing. The Company also utilizes an experienced Treasury Management team to solicit and manage large deposit relationships.
Other Services. In connection with our relationship driven approach to our customers, the Company offers residential mortgages through our mortgage brokerage division. As a mortgage broker, the Company originates residential mortgages which are sold into the secondary market shortly after closing. The Company also supports residential mortgage operations through a mortgage warehouse program. The Company provides wealth management services to its customers through Private Capital Management, LLC, a registered investment advisory firm, which became a wholly owned subsidiary of Independent Bank as part of the Guaranty acquisition.
Competition
The Company competes in the commercial banking industry solely through Independent Bank and firmly believes that Independent Bank’s long-standing presence in the community and personal service philosophy enhance the Company’s ability to attract and retain customers. This industry is highly competitive, and Independent Bank faces strong direct competition for deposits, loans and other financial-related services. The Company competes with other commercial banks, thrifts and credit unions. Although some of these competitors are situated locally, others have statewide or nationwide presence. In addition, the

Company competes with large banks in major financial centers and other financial intermediaries, such as consumer finance companies, brokerage firms, mortgage banking companies, insurance companies, securities firms, mutual funds and certain government agencies as well as major retailers, all actively engaged in providing various types of loans and other financial services. The Company believes that its banking professionals, the range and quality of products that the Company offers, its market presence, and its emphasis on building long-lasting relationships distinguishes Independent Bank from its competitors.
According to S&P Global Market Intelligence, as of June 30, 2018, the Company had the 13th largest deposit market share in Texas and the 37th largest deposit market share in Colorado. With the acquisition of Guaranty, the Company's proforma market share is the 8th largest deposit market in Colorado. We believe that our strong market share is a reflection of the Company’s ability to compete with more prominent banking franchises in our markets.
Employees
As of December 31, 2018, the Company employed approximately 1087 persons. The Company provides extensive training to its employees in an effort to ensure that the Company’s customers receive superior customer service. None of the Company’s employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. The Company believes that the Company’s relations with the Company’s employees are good.
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
The Dodd-Frank Act. The Dodd-Frank Wall Street Reform and Consumer Protection Act, known as the Dodd-Frank Act, was signed into law on July 21, 2010. The Dodd-Frank Act has had a broad impact on the regulation and operation of financial institutions. The Dodd-Frank Act codified the “source of strength” doctrine, authorized the CFPB and implemented new mortgage lending rules, established a risk retention rule, imposed limitations on trading activities, made permanent the deposit insurance limit of $250,000 and increased the minimum Deposit Insurance Fund reserve ratio, enhanced the restrictions on transactions with affiliates, and expanded corporate governance requirements and executive compensation limitations for U.S. public companies. The changes resulting from the Dodd-Frank Act are incorporated in the discussion of supervision and regulation of the Company and Independent Bank below.
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
Safe and Sound Banking Practices. Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The Federal Reserve’s capital regulations and Regulation Y, for example, generally requires a bank holding company to receive prior approval of and/or provide the Federal Reserve with prior notice of any redemption or repurchase of its own equity securities. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. In certain circumstances, the Federal Reserve could take the position that paying a dividend would constitute an unsafe or unsound banking practice.
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
Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. Historically, the guidelines required a minimum ratio of total capital to total risk-weighted assets of 8.0% (of which at least 4.0% was required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. Risk-weighted assets exclude intangible assets such as goodwill and core deposit intangibles.
In addition to the risk-based capital guidelines, the Federal Reserve uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. In general, bank holding companies were required to maintain a leverage ratio of at least 4.0%.
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
On July 2, 2013, the Federal Reserve approved a final rule implementing the revised capital standards issued by the Basel Committee on Banking Supervision, commonly known as “Basel III,” as well as additional capital reforms required by the Dodd-Frank Act. This final rule, which became fully phased-in on January 1, 2019, requires bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity.

The new final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1,” or CET1, (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to the prior regulations.
As now fully phased-in the new capital rule requires, among other things, a new common equity Tier 1 risk-based ratio with a minimum required ratio of 4.5% of total assets and an increase in the minimum required amount of Tier 1 capital from the current level of 4% of total assets to 6% of total risk weighted assets and the continuation of the requirement to maintain total capital of 8% of total risk-weighted assets and a leverage ratio of 4%.
The Company became subject to the new capital rules on January 1, 2015. A number of changes in what constitutes regulatory capital compared to the rules in effect prior to January 1, 2015 were subject to transition periods. These changes include the phasing-out of certain instruments as qualifying capital. Mortgage servicing rights and deferred tax assets over designated percentages of CET1 are deducted from capital. In addition, Tier 1 capital includes accumulated other comprehensive income, which includes all unrealized gains and losses on available for sale debt and equity securities. However, because of our asset size, we were eligible for the one-time option of permanently opting out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in our capital calculations. We elected this option.
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
In addition to the minimum CET1, Tier 1 and total risk-based capital ratios, the Company and Independent Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The new capital conservation buffer requirement began on January 1, 2016 when a buffer greater than 0.625% of risk-weighted assets was required, and increased each year until the buffer requirement was fully implemented on January 1, 2019.
Under the FRB’s prompt corrective action standards, in order to be considered well-capitalized, Independent Bank must have a ratio of CET1 capital to risk-weighted assets of 6.5%, a ratio of Tier 1 capital to risk-weighted assets of 8%, a ratio of total capital to risk-weighted assets of 10%, and a leverage ratio of 5%; and must not be subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. In order to be considered adequately capitalized, an institution must have the minimum capital ratios described above. As of December 31, 2018, Independent Bank was “well-capitalized.” An institution that is not well capitalized is subject to certain restrictions on brokered deposits and interest rates on deposits.
The Federal Reserve’s capital regulations and Regulation Y generally require a bank holding company to receive the prior approval of and/or provide the Federal Reserve with prior notice of any redemption or repurchase of its own equity securities.
Interchange Fees. The Durbin Amendment to the Dodd-Frank Act limits the amount of interchange fees that banks with assets of $10 billion or more may charge to process electronic debit transactions. An issuer must begin complying with the Durbin Amendment no later than July 1 of the next calendar year after the issuer crosses the $10 billion threshold. The Company and Independent Bank exceeded $10 billion in total consolidated assets upon consummation of the merger of the Company with Guaranty Bancorp and the merger of Independent Bank with Guaranty Bank and Trust Company, both on January 1, 2019. Thus, Independent Bank will become subject to the rule on July 1, 2020, Under the Durbin Amendment and the Federal Reserve’s implementing regulations, bank issuers who are not exempt may only receive an interchange fee from merchants that is reasonable and proportional to the cost of clearing the transaction.  The maximum permissible interchange fee is equal to no more than $0.21 plus 5 basis points of the transaction value for many types of debit interchange transactions.  A debit card issuer may also recover $0.01 per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the Federal Reserve.  In addition, the Federal Reserve has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.

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
Volcker Rule. Section 619 of the Dodd-Frank Act, known as the Volcker Rule, prohibits any bank, bank holding company, or affiliate (referred to collectively as “banking entities”) from engaging in two types of activities: “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds.” Proprietary trading is, in general, trading in securities on a short-term basis for a banking entity's own account.  In December 2013, the federal banking agencies, the SEC and the Commodity Futures Trading Commission, finalized a regulation to implement the Volcker Rule. After the enactment of the Economic Growth, Regulatory Relief, and Consumer Protection Act in May 2018, Volcker Rule limitations apply to banking entities with $10 billion or more in total consolidated assets. Under the Volcker Rule implementing regulations, banking entities have two years to conform its investments and implement the required compliance plan or in the case of the Company, January 1, 2021.
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
Under the Dodd-Frank Act, for institutions with $10 billion or more in assets, the FDIC uses a performance score and a loss-severity score that are used to calculate an initial assessment rate. In calculating these scores, the FDIC uses a bank’s capital level and regulatory supervisory ratings and certain financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The FDIC also has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations. The FDIC deposit assessment will be required to use this new calculation starting in the second quarter of 2020, the fourth consecutive quarter in which the Company’s total consolidated assets are expected to exceed $10 billion.

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
The Dodd-Frank Act created a new independent Consumer Financial Protection Bureau, which has broad authority to regulate and supervise retail financial services activities of banks, such as Independent Bank, and has the authority to promulgate regulations, issue orders, guidance and policy statements, conduct examinations and bring enforcement actions with regard to consumer financial products and services. In general, banks with assets of more than $10 billion, such as Independent Bank, are to be examined for compliance with federal consumer protection laws by the CFPB. Starting in the second quarter of 2020, the fourth consecutive quarter in which the Company’s total consolidated assets are expected to exceed $10 billion, Independent Bank will be subject to CFPB jurisdiction. Until that time, the Company will continue to be examined for consumer compliance by the FDIC. As a relatively new agency with evolving regulations and practices, there is uncertainty as to how the CFPB’s examination and regulatory authority might impact our business.
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
As of December 31, 2018, approximately 83% of the Company’s loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral, excluding agricultural loans secured by real estate. As a result, adverse developments affecting real estate values in the Company’s market areas could increase the credit risk associated with the Company’s real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of the Company’s markets could increase the credit risk associated with the Company’s loan portfolio, and could result in losses that would adversely affect credit quality, financial condition, and results of operation. Negative changes in the economy affecting real estate values and liquidity in the Company’s market areas could significantly impair the value of property pledged as collateral on loans and affect the Company’s ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses would have a material adverse impact on the Company’s business, results of operations and growth prospects. If real estate values decline, it is also more likely that the Company would be required to increase the Company’s allowance for loan losses, which could adversely affect the Company’s financial condition, results of operations and cash flows.
Adverse developments in the energy industry could have a negative effect on the Company’s asset quality.
As of December 31, 2018, approximately 1.7% of the Company’s loan portfolio was composed of loans made to companies engaged in oil production and oilfield services. The significant decline in oil prices during 2015 adversely effected some of these borrowers’ ability to repay these loans and impaired the value of collateral securing some of these loans. The Company experienced an increase in non-performing assets and loan loss provisions in 2015 and early 2016 primarily due to energy loans. Further, because energy is a material segment of the overall Texas economy, the decline and volatility in oil prices could have an impact on other segments of the Texas economy, including real estate. The Houston market economy in particular could be adversely affected. The Company’s asset quality and results of operations could be adversely impacted by the direct and indirect effects of current and future conditions in the Texas energy industry.

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
As of December 31, 2018, the Company’s allowance for loan losses as a percentage of total loans was 0.58% and as a percentage of total nonperforming loans was 354.73%. Additional loan losses will likely occur in the future and may occur at a rate greater than the Company has previously experienced. The Company may be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses, either due to management’s decision to do so or requirements by the Company’s banking regulators. In addition, bank regulatory agencies will periodically review the Company’s allowance for loan losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require the Company to recognize future charge-offs. These adjustments may adversely affect the Company’s business, financial condition and results of operations.
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
The Company has been pursuing a growth strategy that includes the acquisition of other financial institutions in target markets. The Company has completed several acquisitions since 2010, most recently completing the acquisitions of Integrity Bancshares, Inc. on June 1, 2018 and Guaranty Bancorp (“Guaranty”) on January 1, 2019. The Company intends to continue its acquisition strategy. Such an acquisition strategy, involves significant risks, including the following:

•	finding suitable markets for expansion;

•	finding suitable candidates for acquisition;

•	attracting funding to support additional growth;

•	maintaining asset quality;

•	attracting and retaining qualified management; and

•	maintaining adequate regulatory capital.
Accordingly, the Company may be unable to find suitable acquisition candidates in the future that fit its acquisition and growth strategy. In addition, the Company’s previous acquisitions may make it more difficult for investors to evaluate historical trends in the Company’s financial results and operating performance, as the impact of such acquisitions make it more difficult to identify organic trends that would be reflected absent such acquisitions.
Acquisitions of financial institutions also involve operational risks and uncertainties, and acquired companies may have unknown or contingent liabilities with no available manner of recourse, exposure to unexpected asset quality problems, key employee and customer retention problems and other problems that could negatively affect the Company’s organization. The Company may not be able to complete future acquisitions or, if completed, the Company may not be able to successfully integrate the operations, management, products and services of the entities that the Company acquires and eliminate redundancies. Acquisition activities and the integration process may also require significant time and attention from the Company’s management that they would otherwise direct toward servicing existing business and developing new business. Further, the integration process could result in the loss of key employees, disruption of the combined entity’s ongoing business, or inconsistencies in standards, controls, procedures and policies that adversely affect the Company’s ability to maintain relationships with customers or employees or to achieve the anticipated benefits of the transaction. Failure to successfully integrate the entities the Company acquires into the Company’s existing operations may increase the Company’s operating costs significantly and adversely affect the Company’s business and earnings. Acquisitions typically involve the payment of a premium over book and market values and, therefore, some dilution of the Company’s tangible book value and net income per common share may occur in connection with any future transaction.
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
The process of integrating Guaranty Bank’s operations into Independent Bank’s operations following completion of the merger could result in the disruption of operations, the loss of former Guaranty Bank customers and employees and make it more difficult to achieve the intended benefits of the merger. Inconsistencies between the standards, controls, procedures and policies of Independent Bank and those of the former Guaranty Bank could adversely affect Independent Bank’s ability to maintain relationships with former customers and employees of Guaranty Bank.
As with any merger of banking institutions, business disruptions may occur that may cause Independent Bank to lose customers or may cause Guaranty Bank’s former customers to withdraw their deposits from Independent Bank. The realization of the anticipated benefits of the merger may depend in large part on Independent’s ability to integrate Guaranty Banks former operations into Independent Bank’s operations, and to address differences in business models and cultures. If the Company is unable to integrate the operations of Guaranty and Guaranty Bank into the Company’s and Independent Bank’s operations successfully and on a timely basis, some or all of the expected benefits of the merger may not be realized. Difficulties encountered with respect to such matters could result in an adverse effect on the financial condition, results of operations, capital, liquidity or cash flows of Independent Bank and the Company.

The Company may fail to realize the cost savings anticipated from the merger of Guaranty and Guaranty Bank with and into the Company and Independent Bank.
Although the Company continues to anticipate that it will realize cost savings as to the operations of Guaranty and Guaranty Bank and otherwise from the merger when the operations of Guaranty and Guaranty Bank are fully integrated in the Company’s and Independent Bank’s operations, it is possible that the Company may not realize all of the cost savings that the Company has estimated it can realize from the merger. For example, for a variety of reasons, the Company may be required to continue to operate or maintain some facilities or support functions that are currently expected to be combined or reduced as a result of the merger. The Company’s realization of the estimated cost savings also will depend on the Company’s ability to combine the operations of the Company and Independent Bank with the operations of Guaranty and Guaranty Bank in a manner that permits those costs savings to be realized. If the Company is not able to integrate the operations of Guaranty and Guaranty Bank into the Company’s and Independent Bank’s operations successfully and to reduce the combined costs of conducting the integration operations of the two banks, the anticipated cost savings may not be fully realized, if at all, or may take longer to realize than expected. The Company’s failure to realize those cost savings could materially adversely affect the Company’s financial condition, results of operations, capital, liquidity or cash flows.
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
The Company determines impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in the Company’s results of operations in the periods in which they become known. As of December 31, 2018, the Company’s goodwill totaled $721.8 million. While the Company has not recorded any such impairment charges since the Company initially recorded the goodwill, there can be no assurance that the Company’s future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on the Company’s financial condition and results of operations.
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
While the Company attempts to invest a significant percentage of its assets in loans (the Company’s loan to deposit ratio was 101.9% as of December 31, 2018), the Company invests a percentage of its total assets (approximately 7.0% as of December 31, 2018) in investment securities as part of its overall liquidity strategy. As of December 31, 2018, the fair value of the Company’s securities portfolio was approximately $685.4 million.
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
The Company conducts its operations almost exclusively in Texas and Colorado. Many of the Company’s competitors offer the same, or a wider variety of, banking services within the Company’s market areas. These competitors include banks with nationwide operations, regional banks and other community banks. The Company also faces competition from many other types of financial institutions, including savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In addition, a number of out-of-state financial intermediaries have opened production offices, or otherwise solicit deposits, in the Company’s market areas. The Company’s ability to successfully compete will depend on a number of factors, including its ability to maintain long-term customer relationships and customer satisfaction with the Company’s products and services, the scope, relevance and pricing of the products and services the Company offers, industry and general economic trends, and the Company’s ability to keep pace with technological advances and to invest in new technology. Ultimately, the Company may not be able to compete successfully against current and future competitors. If the Company is unable to attract and retain banking customers, the Company may be unable to continue to grow its loan and deposit portfolios, or may be required to increase the rates the Company pays on deposits or lower the rates it offers on loans, which could reduce the Company’s profitability, and the Company’s business, financial condition and results of operations may be adversely affected.
The Company relies on customer deposits as a significant source of funding, and its deposits may decrease in the future.
The Company relies on customer deposits as a significant source of funding. Competition among U.S. banks for customer deposits is intense, and may increase the cost of deposits or prevent new deposits, and may otherwise negatively affect the Company’s ability to grow its deposit base. The Company’s deposit accounts may decrease in the future, and any such decrease could have an adverse impact on the Company’s sources of funding, which impact could be material. Any changes the

Company makes to the rates offered on its deposit products to remain competitive with other financial institutions may adversely affect the Company’s profitability and liquidity. The demand for the deposit products the Company offers may also be reduced due to a variety of factors such as demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, regulatory actions that decrease customer access to particular products or the availability of competing products. In addition, a portion of the Company’s deposits are brokered deposits and FDIC uninsured deposits. The levels of these types of deposits that the Company holds may be more volatile during changing economic conditions. As of December 31, 2018, approximately $356.3 million, or 4.60%, of the Company’s deposits consisted of brokered deposits.
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
Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, the Company may have to engage in protracted litigation. Such litigation is often expensive, time-consuming, and disruptive to the Company’s operations and distracting to management. If the Company is found to infringe one or more patents or other intellectual property rights, it may be required to pay substantial damages or royalties to a third-party. In certain cases, the Company may consider entering into licensing agreements for disputed intellectual property, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. These licenses may also significantly increase the Company’s operating expenses. If legal matters related to intellectual property claims were resolved against the Company or settled, the Company could be required to make payments in amounts that could have a material adverse effect on its business, financial condition and results of operations.
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
Messrs. David Brooks, Vincent Viola, Doug Cifu, and Daniel Brooks are partners in Himalayan Ventures, LP, a real estate investment partnership. A dispute between these individuals in connection with this business venture outside of the Company could impact their relationship at the Company and, because of their prominence within the Company, the Company itself.
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
Collectively, as of February 26, 2019, Messrs. Vincent Viola and David Brooks owned 12.3% of the Company’s outstanding common stock on a fully diluted basis. Vincent Viola, the largest shareholder of the Company, currently owns 10.2% of the Company’s outstanding common stock, and David Brooks, the Company’s Chairman of the Board and Chief Executive Officer, currently owns 2.1% of the Company’s common stock, each calculated on a fully diluted basis. Further, as of the date hereof, the Company’s other directors and executive officers currently own collectively approximately 5.4% of the Company’s outstanding common stock. As a result, these individuals exert controlling influence in the Company’s management and policies. Further, given the large ownership position of these individuals, it will be difficult for any other shareholder to elect members to the Company’s board of directors or otherwise influence the Company’s management or direction.
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
In the event of any winding up and termination of the Company, the Company common stock would rank below all claims of the holders of the Company’s debt and any preferred stock then outstanding. The Company has a senior, revolving credit facility under which the Company may borrow up to $50 million. As of December 31, 2018, the Company currently had not drawn upon this credit facility. Further, as of December 31, 2018, the Company had outstanding

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
Because our total assets exceeded $10 billion as of January 1, 2019, we will become subject to additional regulatory requirements, which could have an adverse effect on our financial condition or results of operations.
Various federal banking laws and regulations, including rules adopted by the Federal Reserve pursuant to the requirements of the Dodd-Frank Act, impose heightened requirements on certain large banks and bank holding companies. Most of these rules apply primarily to bank holding companies with at least $50 billion in total consolidated assets, but certain rules also apply to banks and bank holding companies with at least $10 billion in total consolidated assets.
The Company and Independent Bank exceeded $10 billion in total consolidated assets upon consummation of the merger of the Company with Guaranty Bancorp and the merger of Independent Bank with Guaranty Bank and Trust Company, both on January 1, 2019. Thus, the Company and Independent Bank, among other requirements, starting in the second quarter of 2020, the fourth consecutive quarter in which the Company’s total consolidated assets are expected to exceed $10 billion: (a) will calculate our FDIC deposits assessment base using a performance score and loss-severity score system; and (b) may be subject to examination for compliance with federal consumer protection laws by the CFPB.
In addition, the Company and Independent Bank will be affected by the Durbin Amendment to the Dodd-Frank Act regarding limits on debit card interchange fees. The Durbin Amendment gave the Federal Reserve Board the authority to establish rules regarding interchange fees charged for electronic debit transactions by a payment card issuer that, together with its affiliates, has assets of $10 billion or more and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. The Federal Reserve Board has adopted rules under this provision that limit the swipe fees that a debit card issuer can charge a merchant for a transaction to the sum of 21 cents and five basis points times the value of the transaction, plus up to one cent for fraud prevention costs. Accordingly, deposit insurance assessments and expenses related to regulatory compliance may increase, and interchange fee income may decrease. The ultimate impact of the heightened scrutiny to which the Company and Independent Bank will be subject is uncertain but the Company and Independent bank may be adversely affected and may incur increased costs related to regulatory oversight.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Company leases its corporate headquarters, which is a 62,000 square foot, four story office building located at 1600 Redbud Blvd., Suite 400, McKinney, Texas 75069, and serves as Independent Bank’s home office.
On January 17, 2018, the Company broke ground on a new corporate headquarters located on a 10.4 acre parcel of land at State Highway 121 and Grand Ranch Parkway at the entrance to the McKinney Corporate Center Craig Ranch in McKinney, Texas. The approximately 165,000 square-foot, six story facility will allow space for the Company’s continued growth. The building is expected to be completed in the second quarter of 2019, although delays could occur.
As of December 31, 2018, the Company had 73 full-service branches. The Company believes that its facilities are in good condition and are adequate to meet the Company’s operating needs for the foreseeable future. At December 31, 2018, the Company owns 55 of the branches, and leases the remaining facilities. The majority of our branches are located in the North Texas area, including McKinney, Dallas, Fort Worth, Denton and Sherman/Denison, the Austin/Central Texas area, including Austin and Waco, the Houston Texas metropolitan area and along the Colorado Front Range area, including Denver and Colorado Springs. The Company acquired 32 full service branches in Colorado on January 1, 2019 as part of the Guaranty acquisition. The Company owns 26 of the branches and leases the remaining facilities. The Company believes that, other than one branch which is scheduled for renovation, these additional facilities are in good condition.
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
On May 1, 2015, the plaintiffs filed a motion requesting permission to file a Second Amended Class Action Complaint in this case, which motion was subsequently granted. The Second Amended Class Action Complaint asserted previously unasserted claims, including aiding and abetting or participation in a fraudulent scheme based upon the large amount of deposits that the Stanford Entities held at BOH and the alleged knowledge of certain BOH officers. The plaintiffs seek recovery from Independent Bank and other defendants for their losses. The case was inactive due to a court-ordered discovery stay issued March 2, 2015 pending the Court’s ruling on plaintiff’s motion for class certification and designation of class representatives and counsel. On November 7, 2017, the Court issued an order denying the plaintiff’s motion. In addition, the Court lifted the previously ordered discovery stay. On January 11, 2018, the Court entered a scheduling order providing that the case be ready for trial on January 27, 2020. However, discovery in this case has been extended and the Company now expects that the trial will be delayed until sometime after May 2020. The Company has experienced an increase in legal fees associated with the defense of this claim and anticipates further increases in legal fees as the case proceeds to trial.
Independent Bank notified its insurance carriers of the claims made in the Second Amended Complaint. The insurance carriers have initially indicated that the claims are not covered by the policies or that a “loss” has not yet occurred. Independent Bank pursued insurance coverage as well as reimbursement of defense costs through the initiation of litigation and other means. On November 6, 2018, the Company settled claims under its Financial Institutions Select Policy pursuant to which the Company received payment of an amount which is not material to the operations of the Company. The Company did not settle any claims under its Financial Institution Bond Policy.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Stock
Since January 2, 2014, the Company's common stock has traded on the Nasdaq Global Select Market under the symbol “IBTX.” Quotations of the sales volume and the closing sales prices of the common stock of the Company are listed daily in the Nasdaq Global Select Market’s listings. As of February 26, 2019, there were 713 holders of record for the Company's common stock.

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
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of December 31, 2018, regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	N/A	1,581,608	(1)
Equity compensation plans not approved by security holders	—	N/A	—

(1) Constitutes shares of the Company’s common stock issuable under the 2013 Equity Incentive Plan, as amended, which shares may be awarded as restricted stock grants.
Share Repurchase Program
The Company established share repurchase programs in prior years which would allow the Company to purchase its common stock in the open market or in privately negotiated transactions. In general, share repurchase programs allow the Company to proactively manage its capital position and return excess capital to shareholders. No shares were purchased under previous share repurchase programs. On October 24, 2018, the Company announced the reestablishment of its share repurchase program. The program authorizes the purchase by the Company of up to $75 million of its common stock. The repurchase program is authorized to continue through October 1, 2019. No shares of Company stock were repurchased by the Company under this program during 2018. The Company has repurchased a total of 68,069 shares at a total cost of $3.9 million through February 26, 2019.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Performance Graph
The following Performance Graph compares the cumulative total shareholder return on the Company’s common stock for the period December 31, 2013 through December 31, 2018, with the cumulative total return of the S&P 500 Total Return Index and the KBW Nasdaq Regional Banking Index for the same period. Dividend reinvestment has been assumed. The Performance Graph assumes $100 invested on December 31, 2013, in the Company’s common stock, the S&P 500 Total Return Index and KBW Nasdaq Regional Banking Index. The historical stock price performance for the Company’s common stock shown on the graph below is not necessarily indicative of future stock performance.
Comparison of Cumulative Total Return
Among Independent Bank Group, Inc., the S&P 500 Index and the KBW Nasdaq Regional Banking Index

	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018
Independent Bank Group, Inc.	$100.00	$79.04	$65.27	$128.45	$140.05	$95.59
S&P 500 Index	100.00	113.69	115.26	129.05	157.22	150.33
KBW Nasdaq Regional Banking Index	100.00	102.42	108.48	150.80	153.45	126.59
(Copyright © 2018 S&P Global, Inc. All rights reserved.)

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data of the Company for, and as of, the end of each of the years in the five-year period ended December 31, 2018, is derived from and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.
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

	As of and for the Year Ended December 31,
(dollars in thousands except per share data)	2018	2017	2016	2015	2014
Selected Income Statement Data
Interest income	$407,290	$307,914	$210,049	$174,027	$140,132
Interest expense	81,038	42,436	26,243	19,929	15,987
Net interest income	326,252	265,478	183,806	154,098	124,145
Provision for loan losses	9,860	8,265	9,440	9,231	5,359
Net interest income after provision for loan losses	316,392	257,213	174,366	144,867	118,786
Noninterest income	42,224	41,287	19,555	16,128	13,624
Noninterest expense	198,619	176,813	113,790	103,198	88,512
Income tax expense	31,738	45,175	26,591	19,011	14,920
Net income	128,259	76,512	53,540	38,786	28,978
Preferred stock dividends	—	—	8	240	169
Net income available to common shareholders	128,259	76,512	53,532	38,546	28,809
Per Share Data (Common Stock)
Earnings:
Basic	$4.33	$2.98	$2.89	$2.23	$1.86
Diluted (1)	4.33	2.97	2.88	2.21	1.85
Dividends	0.54	0.40	0.34	0.32	0.24
Book value (2)	52.50	47.28	35.63	32.79	30.35
Selected Period End Balance Sheet Data
Total assets	$9,849,965	$8,684,463	$5,852,801	$5,055,000	$4,132,639
Cash and cash equivalents	130,779	431,102	505,027	293,279	324,047
Securities available for sale	685,350	763,002	316,435	273,463	206,062
Loans, held for sale	32,727	39,202	9,795	12,299	4,453
Loans, held for investment, excluding mortgage warehouse purchase	7,717,510	6,309,549	4,572,771	3,989,405	3,201,084
Mortgage warehouse purchase loans	170,290	164,694	—	—	—
Allowance for loan losses	44,802	39,402	31,591	27,043	18,552
Goodwill and core deposit intangible	766,839	664,702	272,496	275,000	241,912
Other real estate owned	4,200	7,126	1,972	2,168	4,763
Noninterest-bearing deposits	2,145,930	1,907,770	1,117,927	1,071,656	818,022
Interest-bearing deposits	5,591,864	4,725,052	3,459,182	2,956,623	2,431,576
Borrowings (other than junior subordinated debentures)	427,316	667,578	568,045	371,283	306,147
Junior subordinated debentures (3)	27,852	27,654	18,147	18,147	18,147
Series A Preferred Stock	—	—	—	23,938	23,938
Total stockholders’ equity	1,606,433	1,336,018	672,365	603,371	540,851
Selected Performance Metrics
Return on average assets (4)	1.35%	0.96%	0.98%	0.88%	0.87%
Return on average equity (4)	8.69	6.71	8.42	6.83	6.65

	As of and for the Year Ended December 31,
(dollars in thousands except per share data)	2018	2017	2016	2015	2014
Return on average common equity (4)	8.69	6.71	8.42	7.13	6.89
Net interest margin (5)	3.97	3.84	3.81	4.05	4.19
Efficiency ratio (6)	52.35	56.13	54.99	59.71	63.32
Dividend payout ratio (7)	12.47	13.42	11.76	14.35	12.90
Credit Quality Ratios
Nonperforming assets to total assets	0.17%	0.26%	0.34%	0.36%	0.36%
Nonperforming loans to total loans held for investment (8) (9)	0.16	0.24	0.39	0.37	0.32
Allowance for loan losses to nonperforming loans (8)	354.73	255.62	177.06	181.99	183.43
Allowance for loan losses to total loans held for investment (9)	0.58	0.62	0.69	0.68	0.58
Net charge-offs to average loans outstanding (unaudited)	0.06	0.01	0.12	0.02	0.03
Capital Ratios
Common equity tier 1 capital to risk-weighted assets (10)	10.05%	9.61%	8.20%	7.94%	n/a
Tier 1 capital to average assets	9.57	8.92	7.82	8.28	8.15%
Tier 1 capital to risk-weighted assets (10)	10.41	10.05	8.55	8.92	9.83
Total capital to risk-weighted assets (10)	12.58	12.56	11.38	11.14	12.59
Total stockholders’ equity to total assets	16.31	15.38	11.49	11.94	13.09
Total common equity to total assets (11)	16.31	15.38	11.49	11.94	12.51

(1)
The Company calculates its diluted earnings per share for each period shown as its net income divided by the weighted-average number of its common shares outstanding during the relevant period adjusted for the dilutive effect of its outstanding warrants to purchase shares of common stock. The increase in 2014 largely relates to shares issued in three acquisitions completed in 2014, the increase in 2015 relates to shares issued in the acquisition completed in November 2015, the increase in 2016 relates to the weighted effect of the shares issued in November 2015 along with shares issued in a private offering during 2016 and the increase in 2017 relates to shares issued in the acquisition completed in April 2017 along with shares issued in a public offering during 2017. The increase in 2018 relates to the shares issued in the acquisition completed June 1, 2018. See Note 1 to the Company’s consolidated financial statements appearing elsewhere in this Annual Report on Form 10 K for more information regarding the dilutive effect of its outstanding warrants and regarding certain nonvested shares of common stock, the effect of which is anti-dilutive. Earnings per share on a basic and diluted basis were calculated using the following outstanding share amounts, which includes participating shares (those shares with dividend rights):

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
Weighted average shares outstanding-basic	29,599,119	25,636.292	18,501,663	17,321,513	15,208,544
Weighted average shares outstanding-diluted	29,599,119	25,742.362	18,588,309	17,406,108	15,306,998

(2)
Book value per share equals the Company’s total common stockholders’ equity (excludes preferred stock) as of the date presented divided by the number of shares of its common stock outstanding as of the date presented. The number of shares of its common stock outstanding as of December 31, 2018, 2017, 2016, 2015 and 2014 was 30,600,582 shares, 28,254,893 shares, 18,870,312 shares, 18,399,194 shares and 17,032,669 shares, respectively.

(3)
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

(4)
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

(5)	Net interest margin for a period represents net interest income for that period divided by average interest-earning assets for that period.

(6)
Efficiency ratio for a period represents noninterest expenses, excluding the amortization of core deposit intangibles, for that period divided by the sum of net interest income and noninterest income for that period.

(7)
The Company calculates its dividend payout ratio for each period presented as the dividends paid per share for such period (excluding cash distributions made to shareholders in connection with tax liabilities as described in note (3) above) divided by its basic earnings per share for such period.

(8)	Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest, and accruing loans modified under troubled debt restructurings.

(9)	Loans held for investment excludes mortgage purchase loans

(10)
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

(11)	The Company calculates common equity as of the end of the period as total stockholders' equity less the preferred stock at period end.

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
Cautionary Note Regarding Forward Looking Statements
This Annual Report on Form 10-K, our other filings with the SEC, and other press releases, documents, reports and announcements that we make, issue or publish may contain statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act") that are subject to risks and uncertainties and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are statements or projections with respect to matters such as our future results of operations, including our future revenues, income, expenses, provision for taxes, effective tax rate, earnings per share and cash flows, our future capital expenditures and dividends, our future financial condition and changes therein, including changes in our loan portfolio and allowance for loan losses, our future capital structure or changes therein, the plan and objectives of management for future operations, our future or proposed acquisitions and the integration thereof, the future or expected effect of acquisitions on our operations, results of operations and financial condition, our future economic performance and the statements of the assumptions underlying any such statement. Such statements are typically identified by the use in the statements of words or phrases such as “aim,” “anticipate,” “estimate,” “expect,” “goal,” “guidance,” “intend,” “is anticipated,” “is estimated,” “is expected,” “is intended,” “objective,” “plan,” “projected,” “projection,” “will affect,” “will be,” “will continue,” “will decrease,” “will grow,” “will impact,” “will increase,” “will incur,” “will reduce,” “will remain,” “will result,” “would be,” variations of such words or phrases (including where the word “could,” “may” or “would” is used rather than the word “will” in a phrase) and similar words and phrases indicating that the statement addresses some future result, occurrence, plan or objective. The forward-looking statements that we make are based on the Company’s current expectations and assumptions regarding its business, the economy, and other future conditions. Because forward-looking statements relate to future results and occurrences, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. The Company’s actual results may differ materially from those contemplated by the forward-looking statements, which are neither statements of historical fact nor guarantees or assurances of future performance. Many possible events or factors could affect the future financial results and performance of the Company and could cause such results or performance to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, the following:

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

•
the impact of recent and future legislative and regulatory changes, including changes in banking, securities and tax laws and regulations and their application by our regulators, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, and changes in federal government policies;

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
The Company intends for this discussion and analysis to provide the reader with information that will assist in understanding the Company’s financial statements, the changes in certain key items in those financial statements from period to period and the primary factors that accounted for those changes. This discussion relates to the Company and its consolidated subsidiaries and should be read in conjunction with the Company’s consolidated financial statements as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016, and the accompanying notes, appearing elsewhere in this Annual Report on Form 10-K. The Company’s year ends on December 31.
Certain Events Affect Year-over-Year Comparability
Acquisitions
The Company completed an acquisition in 2018 and in 2017. There were no acquisitions completed in 2016. These acquisitions increased total assets, gross loans and deposits on their respective acquisition date as detailed below.

(dollars in millions)	Acquisition Date	Total Assets	Gross Loans	Deposits
Carlile Bancshares, Inc.	April 1, 2017	$2,444.2	$1,384.2	$1,825.2
Integrity Bancshares, Inc.	June 1, 2018	851.9	651.8	593.1
The Company issued an aggregate 10,876,680 shares of common stock in connection with these acquisitions. In addition, the Company issued 448,500 and 400,000 shares of common stock in 2017 and 2016, respectively, to enhance our capital position. The comparability of the Company’s consolidated results of operations for the years ended December 31, 2018, 2017 and 2016 are affected by these acquisitions and stock issuances.
At December 31, 2018, the acquisition of Guaranty Bancorp was pending. This transaction closed on January 1, 2019. For more information on this acquisition, see the Pending Acquisition of Guaranty Bancorp section as discussed in Part I, Item 1. Business.

Discussion and Analysis of Results of Operations
The following discussion and analysis of the Company’s results of operations compares its results of operations for the years ended December 31, 2018, 2017 and 2016.
Results of Operations
The Company’s net income available to common shareholders increased by $51.7 million, or 67.6%, to $128.3 million ($4.33 per common share on a diluted basis) for the year ended December 31, 2018, from $76.5 million ($2.97 per common share on a diluted basis) for the year ended December 31, 2017. The increase resulted from a $99.4 million increase in interest income, a $937 thousand increase in noninterest income and a decrease of $13.4 million in income tax expense, partially offset by a $38.6 million increase in interest expense and a $21.8 million increase in noninterest expense. The Company’s net income for the year ended December 31, 2018, and, therefore, the Company’s return on average assets and the Company’s return on average equity, were positively impacted by the enactment of the of the Tax Cuts and Jobs Act in late 2017 and adversely affected by $6.2 million of acquisition-related expenses related to the Carlile, Integrity and Guaranty acquisitions. The Company posted returns on average common equity of 8.69% and 6.71%, returns on average assets of 1.35% and 0.96%, and efficiency ratios of 52.35% and 56.13% for the years ended December 31, 2018 and 2017, respectively. The efficiency ratio is calculated by dividing total noninterest expense (which does not include the provision for loan losses and the amortization of core deposits intangibles) by net interest income plus noninterest income. The Company’s dividend payout ratio was 12.47% and 13.42% and the equity to assets ratio was 16.31% and 15.38% for the years ended December 31, 2018 and 2017, respectively.
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
The Company earned net interest income of $326.3 million for the year ended December 31, 2018, an increase of $60.8 million, or 22.9%, from $265.5 million for the year ended December 31, 2017. The increase in net interest income from the previous year was primarily due to increased average earning assets resulting from organic growth and the acquisition of Integrity Bancshares, as well as overall higher interest rates due to a rising rate environment. The Company’s net interest margin for 2018 increased to 3.97% from 3.84% in 2017, and the Company’s interest rate spread for 2018 decreased to 3.59% from the 3.62% interest rate spread for 2017. The average balance of interest-earning assets for 2018 increased by $1.3 billion, or 18.7%, to $8.2 billion from an average balance of $6.9 billion for 2017. The increase from the prior year was due primarily to organic growth of 8.3% as well as $718.9 million in earning assets acquired in the Integrity transaction. The Company’s net interest margin for the year ended December 31, 2018 was positively impacted by a fifty-one basis point increase in the weighted-average yield on interest-earning assets to 4.96% for the year ended December 31, 2018, from 4.45% for the year ended December 31, 2017. The increase from the prior year is due primarily to higher rates on interest-earning assets due to continued increases in the Fed Funds rate during these periods. In addition, there was a shift in the earning asset mix from interest-bearing deposits to higher yielding loans and taxable securities. The cost of interest bearing liabilities, including borrowings, was 1.37% for the year ended December 31, 2018 compared to 0.83% for the year ended December 31, 2017. The increase from the prior year is primarily due to higher rates offered on our deposits, primarily commercial money market accounts and certificates of deposit, resulting both from market competition and general increases in interest rates on deposit products tied to Fed Funds rates. In addition, cost of interest bearing liabilities was adversely impacted by rate increases on short-term FHLB advances and junior subordinated debt.
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

Average Balance Sheet Amounts, Interest Earned and Yield Analysis.  The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2018, 2017 and 2016. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances.

	For the Years Ended December 31,
	2018			2017			2016
	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
(dollars in thousands)
Interest-earning assets:
Loans (1)	$7,254,635	$384,791	5.30%	$5,871,990	$290,357	4.94%	$4,234,368	$203,577	4.81%
Taxable securities	603,474	14,007	2.32	481,323	8,229	1.71	221,905	2,681	1.21%
Nontaxable securities	177,348	4,580	2.58	157,086	3,877	2.47	74,227	1,768	2.38%
Interest bearing deposits and other	179,411	3,912	2.18	409,976	5,451	1.33	290,316	2,023	0.70%
Total interest-earning assets	8,214,868	$407,290	4.96	6,920,375	$307,914	4.45	4,820,816	$210,049	4.36%
Noninterest-earning assets	1,264,066			1,046,046			648,726
Total assets	$9,478,934			$7,966,421			$5,469,542
Interest-bearing liabilities:
Checking accounts	$2,943,519	$26,593	0.90%	$2,630,477	$13,305	0.51%	$1,761,509	$7,770	0.44%
Savings accounts	290,325	703	0.24	263,381	380	0.14	150,223	260	0.17
Money market accounts	998,916	19,043	1.91	605,064	6,168	1.02	429,647	1,911	0.44
Certificates of deposit	1,009,644	14,428	1.43	1,002,753	8,665	0.86	830,964	6,134	0.74
Total deposits	5,242,404	60,767	1.16	4,501,675	28,518	0.63	3,172,343	16,075	0.51
FHLB advances	515,479	10,264	1.99	483,923	5,858	1.21	465,010	4,119	0.89
Other borrowings and repurchase agreements	137,549	8,398	6.11	117,162	6,898	5.89	87,943	5,428	6.17
Junior subordinated debentures	27,761	1,609	5.80	25,252	1,162	4.60	18,147	621	3.42
Total interest-bearing liabilities	5,923,193	81,038	1.37	5,128,012	42,436	0.83	3,743,443	26,243	0.70
Noninterest-bearing checking accounts	2,052,675			1,671,872			1,076,340
Noninterest-bearing liabilities	26,378			26,964			13,895
Stockholders’ equity	1,476,688			1,139,573			635,864
Total liabilities and equity	$9,478,934			$7,966,421			$5,469,542
Net interest income		$326,252			$265,478			$183,806
Interest rate spread			3.59%			3.62%			3.66%
Net interest margin (2)			3.97			3.84			3.81
Net interest income and margin (tax equivalent basis) (3)		$328,090	3.99		$268,235	3.88		$185,429	3.85
Average interest earning assets to interest bearing liabilities			138.69			134.95			128.78

(1)	Average loan balances include nonaccrual loans.

(2)
Net interest margins for the periods presented represent: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.

(3)	A tax-equivalent adjustment has been computed using a federal income tax rate of 21%, 35% and 35% for the years ended December 31, 2018, 2017, and 2016, respectively.

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

	For the Year Ended December 31, 2018 vs. 2017			For the Year Ended December 31, 2017 vs. 2016
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
(dollars in thousands)	Volume	Rate		Volume	Rate
Interest-earning assets
Loans	$72,165	$22,269	$94,434	$80,823	$5,957	$86,780
Taxable securities	2,398	3,380	5,778	4,094	1,454	5,548
Nontaxable securities	517	186	703	2,043	66	2,109
Interest bearing deposits and other	(3,983)	2,444	(1,539)	1,070	2,358	3,428
Total interest-earning assets	$71,097	$28,279	$99,376	$88,030	$9,835	$97,865
Interest-bearing liabilities
Checking accounts	$1,747	$11,541	$13,288	$4,266	$1,269	$5,535
Savings accounts	42	281	323	169	(49)	120
Limited access money market accounts	5,510	7,365	12,875	1,022	3,235	4,257
Certificates of deposit	60	5,703	5,763	1,387	1,144	2,531
Total deposits	7,359	24,890	32,249	6,844	5,599	12,443
FHLB advances	405	4,001	4,406	174	1,565	1,739
Other borrowings and repurchase agreements	1,237	263	1,500	1,730	(260)	1,470
Junior subordinated debentures	124	323	447	288	253	541
Total interest-bearing liabilities	9,125	29,477	38,602	9,036	7,157	16,193
Net interest income	$61,972	$(1,198)	$60,774	$78,994	$2,678	$81,672
Interest Income. The Company’s total interest income increased $99.4 million, or 32.3%, to $407.3 million for the year ended December 31, 2018, from $307.9 million for the year ended December 31, 2017. The Company’s total interest income increased $97.9 million, or 46.6%, to $307.9 million for the year ended December 31, 2017 from $210.0 million for the year ended December 31, 2016. The following tables set forth the major components of the Company’s interest income for the years ended December 31, 2018, 2017 and 2016 and the period-over-period variations in such categories of interest income:

(dollars in thousands)	For the Year Ended December 31,		Variance		For the Year Ended December 31,		Variance
	2018	2017	2018 v. 2017		2017	2016	2017 v. 2016
Interest income
Interest and fees on loans	$384,791	$290,357	$94,434	32.5%	$290,357	$203,577	$86,780	42.6%
Interest on taxable securities	14,007	8,229	5,778	70.2	8,229	2,681	5,548	206.9
Interest on nontaxable securities	4,580	3,877	703	18.1	3,877	1,768	2,109	119.3
Interest on interest-bearing deposits and other	3,912	5,451	(1,539)	(28.2)	5,451	2,023	3,428	169.5
Total interest income	$407,290	$307,914	$99,376	32.3%	$307,914	$210,049	$97,865	46.6%
The Company’s interest and fees on loans increased 32.5% for the year ended December 31, 2018, compared to the year ended December 31, 2017, and was primarily attributable to a $1.4 billion increase in the average balance of the Company’s loans to $7.3 billion during the year ended 2018 as compared with the average balance of $5.9 billion for the year ended 2017. The increase primarily resulted from strong organic growth in the Company’s loan portfolio of 12.0% for the year over year period as well as the $651.8 million loans held for investment that were acquired in the Integrity acquisition.
The 42.6% increase in the Company’s interest and fees on loans for the year ended December 31, 2017, from the year ended December 31, 2016 was primarily attributable to a $1.6 billion increase in the average balance of the Company’s loans to $5.9 billion during the year ended 2017 as compared with the average balance of $4.2 billion for the year ended 2016. The increase primarily resulted from $1.4 billion loans held for investment that were acquired in the Carlile acquisition and strong organic growth in the Company’s loan portfolio of 12.2% for the year.
The interest the Company earned on taxable securities, which consists primarily of government agency and residential pass-through securities, increased 70.2% for the year ended December 31, 2018 from the year ended December 31, 2017 as a result of an increase in the average portfolio balance from $481.3 million for the year ended December 31, 2017 to $603.5 million for the year ended December 31, 2018. This increase was primarily attributable to a shift in earnings assets from interest-bearing deposits to taxable securities in addition to taxable securities acquired through the Integrity acquisition. The interest the Company earned on taxable securities increased 206.9% for the year ended December 31, 2017 as a result of an increase in the average portfolio balance from $221.9 million for the year ended December 31, 2016 to $481.3 million for the year ended December 31, 2017. This increase was primarily attributable to the taxable securities acquired through the Carlile acquisition which had higher effective interest rates.
The interest the Company earned on nontaxable securities increased 18.1% for the year ended December 31, 2018 as a result of an 12.90% increase in the average balance of nontaxable securities from $157.1 million for the year ended December 31, 2017 to $177.3 million for the year ended December 31, 2018, primarily related to additions as well as a shift in the portfolio to higher earning nontaxable securities for the year over year period. The interest the Company earned on nontaxable securities increased 119.3% for the year ended December 31, 2017 as a result of an 111.6% increase in the average balance of nontaxable securities from $74.2 million for the year ended December 31, 2016 to $157.1 million for the year ended December 31, 2017, primarily related to the nontaxable securities acquired in the Carlile acquisition.
The 28.2% decrease in the Company's interest on interest-bearing deposits and other for the year ended December 31, 2018, from the year ended December 31, 2017 was primarily attributable to a 56.2% decrease in the average balance from $410.0 million for the year ended December 31, 2017 to $179.4 million for the year ended December 31, 2018. The decrease was primarily a result of a shift in earning assets from interest-bearing deposits to higher yielding loans and taxable securities. The 169.5% increase in the Company's interest on interest-bearing deposits and other for the year ended December 31, 2017, from the year ended December 31, 2016 was primarily attributable to a 41.2% increase in the average balance from $290.3 million for the year ended December 31, 2016 to $410.0 million for the year ended December 31, 2017. The increase was primarily a result of balances acquired in the Carlile acquisition as well as higher interest rates on interest-bearing deposits which are tied to the Fed Funds rate.
Interest Expense. Total interest expense on the Company’s interest-bearing liabilities increased $38.6 million, or 91.0%, to $81.0 million for the year ended December 31, 2018, from $42.4 million in the prior year. Total interest expense on the Company’s interest-bearing liabilities increased $16.2 million, or 61.7%, to $42.4 million for 2017 from $26.2 million for 2016. The following table sets forth the major components of the Company’s interest expense for the years ended December 31, 2018, 2017 and 2016 and the period-over-period variations in such categories of interest expense:

(dollars in thousands)	For the Year Ended December 31,		Variance		For the Year Ended December 31,		Variance
	2018	2017	2018 v. 2017		2017	2016	2017 v. 2016
Interest Expense
Interest on deposits	$60,767	$28,518	$32,249	113.1%	$28,518	$16,075	$12,443	77.4%
Interest of FHLB advances	10,264	5,858	4,406	75.2	5,858	4,119	1,739	42.2
Interest on other borrowings and repurchase agreements	8,398	6,898	1,500	21.7	6,898	5,428	1,470	27.1
Interest on junior subordinated debentures	1,609	1,162	447	38.5	1,162	621	541	87.1
Total interest expense	$81,038	$42,436	$38,602	91.0%	$42,436	$26,243	$16,193	61.7%
Interest expense on deposits for 2018 increased by $32.2 million, or 113.1%, primarily as a result of the rising rate environment in addition to a 16.5% year-over-year increase in the average balance on the Company’s interest-bearing deposit accounts from $4.5 billion in 2017 to $5.2 billion in 2018 resulting from $593.1 million of interest-bearing deposits acquired in the Integrity acquisition as well as organic growth. The average rate on the Company’s deposits increased by 53 basis points to 1.16% on average interest-bearing deposits for the year ended 2018, from 0.63% on average interest-bearing deposits for the year ended 2017. This increase in cost of funds for this source of funding primarily resulted from higher rates offered on commercial money market accounts and certificates of deposit due to competition in our markets but also due in part to increased interest rates on deposit products tied to Fed Funds rates. In addition, rate increases on short-term FHLB advances and junior subordinated debt impacted interest expense.

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
Interest expense on FHLB advances for 2018 increased by $4.4 million, or 75.2%, due primarily to a higher average balance of such advances over the period, from $483.9 million in 2017 to $515.5 million in 2018, resulting from the use of short-term FHLB advances for liquidity needs during the applicable period as well as rate increases on short-term FHLB advances.
Interest expense on FHLB advances for 2017 increased by $1.7 million, or 42.2%, due primarily to a higher average balance of such advances over the period, from $465.0 million in 2016 to $483.9 million in 2017, resulting from the use of short term FHLB advances for liquidity needs during the applicable period.
Interest expense on other borrowings and repurchase agreements for the year ended December 31, 2018 increased by $1.5 million, or 21.7% from the year ended December 31, 2017, primarily as a result of a full year's interest expense recognized on $30 million subordinated debentures issued during fourth quarter 2017. The average balance of the Company’s other borrowings increased by $20.4 million primarily as a result a full year of the Company's issuance of the above mentioned subordinated debentures.
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
The Company increased its allowance for loan losses to $44.8 million at December 31, 2018, by making provisions for loan losses totaling $9.9 million during the year ended December 31, 2018. This is an increase of $1.6 million, or 19.3% in provision expense compared to total provision expense of $8.3 million made by the Company in 2017. Provision expense is primarily reflective of organic loan growth and net charge-offs during the year. The increase from prior year is primarily due to additional general reserves for organic loan growth. Offsetting the increase to the allowance balance were net charge-offs totaling $4.5 million for 2018, which is 0.06% of the Company's average loans outstanding during the period. The 2018 charge-offs were primarily related to partial charge-offs of an energy loan relationship and a commercial credit.
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

The balance of the provision for loan losses was made based on the Company’s assessment of the credit quality of the Company’s loan portfolio and in view of the amount of the Company’s net charge-offs in that period. The Company did not make any provision for loan losses with respect to the loans acquired in the Integrity acquisition completed on June 1, 2018 because, in accordance with acquisition accounting standards, the Company recorded the loans acquired in the acquisition at fair value without a reserve and determined that the Company’s fair value adjustments appropriately reflected the probability of losses on those loans as of the acquisition date. The Company does not believe there has been any deterioration of credit of these acquired loans since the acquisition and has not recorded a subsequent provision. The Company will begin phasing the acquired portfolio into the allowance allocation as acquired loans are renewed in 2019. As of December 31, 2018, the discount on acquired loans totaled $25.2 million.
Noninterest Income
The following table sets forth the major components of noninterest income for the years ended December 31, 2018, 2017 and 2016 and the period-over-period variations in such categories of noninterest income:

	For the Year Ended December 31,		Variance		For the Year Ended December 31,		Variance
(dollars in thousands)	2018	2017	2018 v. 2017		2017	2016	2017 v. 2016
Noninterest income:
Service charges on deposit accounts	$14,224	$12,955	$1,269	9.8%	$12,955	$7,222	$5,733	79.4%
Mortgage banking revenue	15,512	13,755	1,757	12.8	13,755	7,038	6,717	95.4
Gain on sale of loans	—	351	(351)	(100.0)	351	—	351	100.0
Gain (loss) on sale of branches	—	2,917	(2,917)	(100.0)	2,917	(43)	2,960	N/M
Gain (loss) on sale of other real estate	269	(160)	429	N/M	(160)	57	(217)	N/M
Gain on sale of repossessed assets	—	1,010	(1,010)	(100.0)	1,010	—	1,010	100.0
(Loss) gain on sale of securities available for sale	(581)	124	(705)	N/M	124	4	120	N/M
Gain (loss) on sale of premises and equipment	123	(21)	144	N/M	(21)	32	(53)	N/M
Increase in cash surrender value of BOLI	3,170	2,748	422	15.4	2,748	1,348	1,400	103.9
Other	9,507	7,608	1,899	25.0	7,608	3,897	3,711	95.2
Total noninterest income	$42,224	$41,287	$937	2.3%	$41,287	$19,555	$21,732	111.1%

N/M - not meaningful
Noninterest income increased $937 thousand, or 2.3%, to $42.2 million for the year ended 2018 from $41.3 million for the year ended 2017. Total noninterest income increased $21.7 million, or 111.1%, for the year ended December 31, 2017, compared to the year ended December 31, 2016. Significant changes in the components of noninterest income are discussed below.
Service Charges.  Service charges on deposit accounts increased $1.3 million, or 9.8%, for the year ended December 31, 2018, as compared to the same period in 2017. The increase in service charges reflects an increase in deposit accounts due to organic growth and to the acquisition of Integrity in June 2018 as well as a full year of service charges on the deposits acquired in the 2017 Carlile acquisition. Service charges on deposit accounts increased $5.7 million, or 79.4%, for the year ended December 31, 2017, as compared to the same period in 2016. The increase in service charges reflects an increase in deposit accounts due to organic growth and to the acquisition of Carlile in April 2017. In addition, the Company implemented a new deposit fee schedule in late 2016 which increased organic service charges for the year over year period.
Mortgage Banking Revenue.  Mortgage banking revenue for the year ended December 31, 2018 increased $1.8 million, or 12.8%, over the same period in 2017. This increase is primarily reflective of the mortgage hedging strategy initiated in July 2018. Mortgage banking revenue for the year ended December 31, 2017 increased $6.7 million, or 95.4%, over the same period in 2016. This increase is primarily reflective of the retail mortgage line of business acquired with the Carlile acquisition.
Gain (Loss) on Sale of Branches. The net gain in 2017 relates to the sale of one Texas branch and nine Colorado branches to two unaffiliated institutions during third and fourth quarter of 2017 as a result of integrating and restructuring the Northstar branch system acquired in the Carlile acquisition.
Gain on Sale of Repossessed Assets. The gain in 2017 was the result of a sale of a previously charged off repossessed asset acquired in the Carlile acquisition.

Increase in Cash Surrender Value of Bank Owned Life Insurance. The cash surrender value of bank owned life insurance increased $422 thousand, or 15.4% from $2.7 million in 2017 to $3.2 million in 2018. The increase is a result of $8.2 million in policies acquired in the Integrity transaction as well as a full year of income on policies from the 2017 Carlile acquisition. The cash surrender value of bank owned life insurance increased $1.4 million, or 103.9% from $1.3 million in 2016 to $2.7 million in 2017. The increase is a result of $53.2 million in policies acquired in the Carlile transaction.
Other Noninterest Income. Other noninterest income increased $1.9 million, or 25.0%, for the year ended December 31, 2018 compared to the same period in 2017. The increase is primarily related to increases in earnings credits on correspondent accounts and mortgage warehouse purchase loans. Other noninterest income increased $3.7 million, or 95.2%, for the year ended December 31, 2017 compared to the same period in 2016. The increase is primarily related to acquired loan recoveries as well as income related to the mortgage warehouse purchase loans line of business acquired with Carlile acquisition, in addition to increased merchant card income and earnings credits on correspondent accounts.
Noninterest Expense
Noninterest expense increased $21.8 million, or 12.3%, to $198.6 million for the year ended 2018 from $176.8 million for the year ended 2017. The increase from 2017 to 2018 is primarily due to increases in salaries and benefits expenses, occupancy, data processing expenses and other noninterest expenses. The increases primarily reflect increased expenses related to the Integrity acquisition completed on June 1, 2018, a full year of expenses related to the Carlile acquisition completed on April 1, 2017 as well as organic growth within the Company.
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
The following table sets forth the major components of the Company’s noninterest expense for the years ended December 31, 2018, 2017 and 2016, and the period-over-period variations in such categories of noninterest expense:

	For the Year Ended December 31,		Variance		For the Year Ended December 31,		Variance
(dollars in thousands)	2018	2017	2018 v. 2017		2017	2016	2017 v. 2016
Noninterest expense:
Salaries and employee benefits	$111,697	$95,741	$15,956	16.7%	$95,741	$66,762	$28,979	43.4%
Occupancy	24,786	22,079	2,707	12.3	22,079	16,101	5,978	37.1
Data processing	10,754	8,597	2,157	25.1	8,597	4,752	3,845	80.9
FDIC assessment	3,306	4,311	(1,005)	(23.3)	4,311	3,889	422	10.9
Advertising and public relations	1,907	1,452	455	31.3	1,452	1,107	345	31.2
Communications	3,353	2,860	493	17.2	2,860	2,116	744	35.2
Other real estate owned expenses, net	318	304	14	4.6	304	205	99	48.3
Impairment of other real estate	85	1,412	(1,327)	(94.0)	1,412	106	1,306	N/M
Core deposit intangible amortization	5,739	4,639	1,100	23.7	4,639	1,964	2,675	136.2
Professional fees	4,556	4,564	(8)	(0.2)	4,564	3,212	1,352	42.1
Acquisition expense, including legal	6,157	12,898	(6,741)	(52.3)	12,898	1,517	11,381	750.2
Other	25,961	17,956	8,005	44.6	17,956	12,059	5,897	48.9
Total noninterest expense	$198,619	$176,813	$21,806	12.3%	$176,813	$113,790	$63,023	55.4%

N/M - not meaningful
Salaries and Employee Benefits.  Salaries and employee benefits expense, which historically has been the largest component of the Company’s noninterest expense, increased $16.0 million, or 16.7%, for the year ended December 31, 2018, compared to the year ended December 31, 2017. The increase is primarily due to an increase in the number of the Company's full-time equivalent employees from 924 to 1087, which resulted from both organic growth within the Company during the year as well as the acquisition of Integrity. The increase is also a result of a full year of expense in 2018 compared to nine months in 2017 related to the Carlile acquisition in addition to severance and retention bonuses paid to Integrity employees during the year and increased 401K matching contributions resulting from a modification to the Company's plan.

Salaries and employee benefits expense, increased $29.0 million, or 43.4%, for the year ended December 31, 2017, compared to the year ended December 31, 2016. The increase is primarily due to an increase in the number of the Company's full-time equivalent employees both resulting from the acquisition of Carlile and organic growth within the Company. The increase is also due to severance and retention bonuses paid to Carlile/Northstar employees during the year. In addition, commissions paid to our mortgage lenders increased related to increased activity in our retail mortgage line of business, also primarily as a result of the Carlile acquisition.
Occupancy Expense.  Occupancy expense increased $2.7 million, or 12.3%, for the year ended December 31, 2018, compared to the year ended December 31, 2017. The increase is primarily reflective of a full year of expense in 2018 related to the additional Carlile branches compared to nine months of expense in 2017 as well as additional branches added with the Integrity transaction.
Occupancy expense increased $6.0 million, or 37.1%, for the year ended December 31, 2017, compared to the year ended December 31, 2016. The increase is reflective of additional branches acquired in the Carlile transaction.
Data Processing. Data processing fees increased $2.2 million, or 25.1%, for the year ended December 31, 2018, compared to the same period in 2017. The increase over the same prior period is reflective of increased costs due to the additional accounts, employees and locations added related to the Integrity acquisition during 2018 as well as a full year of cost related to Carlile in 2108 compared to nine months in 2017. Data processing fees increased $3.8 million, or 80.9%, for the year ended December 31, 2017, compared to the same period in 2016. The increase over the same prior period is reflective of increased costs directly related to the Carlile transaction due to the additional accounts, employees and locations added, but also due to maintaining two core systems from close until the conversion was completed in early fourth quarter 2017.
FDIC Assessment.  FDIC assessment expense decreased $1.0 million, or 23.3%, for the year ended December 31, 2018, compared to the same period in 2017. The decrease is due to the improvement of certain Bank capital ratios used in the assessment calculation over the same period prior year. FDIC assessment expense increased $422 thousand, or 10.9%, for the year ended December 31, 2017, compared to the same period in 2016. The increase is due to a higher assessment associated with an increase in deposit accounts, both due to organic growth and growth through acquisition.
Impairment of Other Real Estate. Impairment of other real estate decreased $1.3 million for the year ended December 31, 2018 compared to the same period 2017 and increased $1.3 million for the year ended December 31, 2017 compared to the same period in 2016. These year over year changes primarily relate to an impairment of a Houston branch location, which was closed in the third quarter of 2017 and transferred from bank premises to other real estate owned.
Core Deposit Intangible Amortization. Core deposit intangible amortization increased $1.1 million, or 23.7%, for the year ended December 31, 2018 compared to the same period in 2017. The increase is due to the increase of $7.5 million in core deposit intangibles recorded in connection with the Integrity transaction as well as a full year of expense related to the $36.7 million increase in core deposit intangibles related to the Carlile acquisition compared to nine months in 2017. Core deposit intangible amortization increased $2.7 million, or 136.2%, for the year ended December 31, 2017 compared to the same period in 2016. The increase is due to the increase of $36.7 million in core deposit intangibles recorded in connection with the Carlile transaction.
Professional Fees. Professional fees remained consistent for the year ended December 31, 2018 compared to the same period in 2017. Professional fees increased $1.4 million, or 42.1%, for the year ended December 31, 2017 compared to the same period in 2016. The increase is mainly due to increased consulting fees related to data processing projects and mortgage banking disclosure agreements in addition to legal fees associated with existing litigation inherited in the Carlile transactions as well as increased legal fees related to workouts on acquired Carlile loans, other real estate property and repossessed assets.
Acquisition Expense.  Acquisition expense is primarily legal, advisory and accounting fees associated with services to facilitate the acquisition of other banks. Acquisition expenses also include data processing conversion costs and contract termination costs. Total acquisition expenses for the year ended December 31, 2018, decreased $6.7 million, or 52.3% over the same period in 2017. Total acquisition expenses for the year ended December 31, 2017, increased $11.4 million, or 750.2% over the same period in 2016. The change in the respective period is directly related to the acquisition activity in those periods. The Company incurred expenses related to the completed acquisitions of Integrity and Carlile which were completed in June 2018 and April 2017, respectively.

Other.  Other noninterest expense for the year ended December 31, 2018 increased by $8.0 million, or 44.6%, compared to the same period in 2017. Other noninterest expense for the year ended December 31, 2017 increased by $5.9 million, or 48.9%, compared to the same period in 2016. The majority of the increase for each period relates to general increases in operations due to organic growth within the Company as well as acquisition activity occurring in June 2018 and April 2017.
Income Tax Expense
Income tax expense was $31.7 million for the year ended December 31, 2018, which is an effective tax rate of 19.8%. Income tax expense was $45.2 million for the year ended December 31, 2017, which is an effective tax rate of 37.1%. Income tax expense was $26.6 million for the year ended December 31, 2016, which is an effective tax rate of 33.2%. The effective income tax rates differed from the U.S. statutory federal income tax rate of 21% in 2018 and 35% in 2017 and 2016 primarily due to the effect of tax-exempt income from loans, securities and life insurance policies and discrete items including the income tax effects associated with stock-based compensation, non-deductible acquisition expenses and changes in enacted tax rates.
The effective tax rate for 2018 was impacted by the decrease in the U.S. statutory federal income tax rate under the Tax Cuts and Jobs Act enacted on December 22, 2017.
The effective tax rate for 2017 was also impacted by the Tax Cuts and Jobs Act. Under ASC 740, Income Taxes, the effect of income tax law changes on deferred taxes are recognized as a component of income tax expense related to continuing operations in the period in which the law is enacted. As a result, the Company recognized additional tax expense of $5.5 million related to the remeasurement of deferred taxes based on the new income tax rate.
No valuation allowance for deferred tax assets was recorded at December 31, 2018, 2017 and 2016, as management believes it is more likely than not that all of the deferred tax assets will be realized.

Quarterly Financial Information
The following table presents certain unaudited consolidated quarterly financial information regarding the Company’s results of operations for the quarters ended December 31, September 30, June 30 and March 31 in the years ended December 31, 2018 and 2017. This information should be read in conjunction with the Company’s consolidated financial statements as of and for the years ended December 31, 2018 and December 31, 2017 appearing elsewhere in this Annual Report on Form 10-K.

	Quarter Ended 2018
	December 31	September 30	June 30	March 31
(dollars in thousands, except per share data)	(unaudited)
Interest income	$112,805	$109,289	$97,082	$88,114
Interest expense	25,697	23,021	18,173	14,147
Net interest income	87,108	86,268	78,909	73,967
Provision for loan losses	2,910	1,525	2,730	2,695
Net interest income after provision for loan losses	84,198	84,743	76,179	71,272
Noninterest income	9,887	12,749	10,133	9,455
Noninterest expense	51,848	52,655	49,158	44,958
Income before income taxes	42,237	44,837	37,154	35,769
Provision for income taxes	8,273	9,141	7,519	6,805
Net income	$33,964	$35,696	$29,635	$28,964
Comprehensive income	$39,879	$31,633	$28,644	$20,518
Basic earnings per share	$1.11	$1.17	$1.02	$1.02
Diluted earnings per share	1.11	1.17	1.02	1.02

	Quarter Ended 2017
	December 31	September 30	June 30	March 31
(dollars in thousands, except per share data)	(unaudited)
Interest income	$87,420	$84,672	$79,883	$55,939
Interest expense	12,166	11,815	10,383	8,072
Net interest income	75,254	72,857	69,500	47,867
Provision for loan losses	1,897	1,873	2,472	2,023
Net interest income after provision for loan losses	73,357	70,984	67,028	45,844
Noninterest income	13,579	12,130	10,995	4,583
Noninterest expense	49,553	47,904	51,328	28,028
Income before income taxes	37,383	35,210	26,695	22,399
Provision for income taxes	18,190	11,696	8,561	6,728
Net income	$19,193	$23,514	$18,134	$15,671
Comprehensive income	$15,228	$23,372	$21,554	$16,971
Basic earnings per share	$0.69	$0.85	$0.65	$0.83
Diluted earnings per share	0.68	0.84	0.65	0.82

Discussion and Analysis of Financial Condition
The following discussion and analysis of the Company’s financial condition discusses and analyzes the financial condition of the Company as of December 31, 2018 and 2017 and certain changes in that financial condition from December 31, 2017 to December 31, 2018, and from December 31, 2016 to December 31, 2017.
Assets
The Company's total assets increased by $1.2 billion, or 13.4%, to $9.8 billion as of December 31, 2018 from $8.7 billion at December 31, 2017 due to the Integrity acquisition and organic growth during the period. The Company's total assets increased by $2.8 billion, or 48.4%, to $8.7 billion as of December 31, 2017 from $5.9 billion at December 31, 2016 due to the Carlile acquisition and organic growth during the period.
Loan Portfolio
The Company’s loan portfolio is the largest category of the Company’s earning assets. The following table presents the balance and associated percentage of each major category in the Company’s loan portfolio as of December 31, 2018, 2017, 2016, 2015 and 2014:

	2018		2017		2016		2015		2014
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial	$1,361,104	17.2%	$1,059,984	16.3%	$630,805	13.7%	$731,818	18.3%	$672,052	21.0%
Real estate:
Commercial	4,141,356	52.3	3,369,892	51.7	2,459,221	53.7	1,949,734	48.7	1,450,434	45.2
Commercial construction, land and land development	905,421	11.4	744,868	11.5	531,481	11.6	419,611	10.5	334,964	10.5
Residential (1)	1,082,248	13.7	931,495	14.3	644,340	14.1	620,289	15.5	518,478	16.2
Single family interim construction	331,748	4.2	289,680	4.4	235,475	5.1	187,984	4.7	138,278	4.3
Agricultural	66,638	0.8	82,583	1.3	53,548	1.2	50,178	1.3	38,822	1.2
Consumer	31,759	0.4	34,639	0.5	27,530	0.6	41,966	1.0	52,267	1.6
Other	253	—	304	—	166	—	124	—	242	—
	7,920,527	100.0%	6,513,445	100.0%	4,582,566	100.0%	4,001,704	100.0%	3,205,537	100.0%
Deferred loan fees	(3,303)		(2,568)		(2,117)		(1,553)		(487)
Allowance for loan losses	(44,802)		(39,402)		(31,591)		(27,043)		(18,552)
Total loans, net	$7,872,422		$6,471,475		$4,548,858		$3,973,108		$3,186,498
(1) Includes mortgage loans held for sale as of December 31, 2018, 2017, 2016, 2015 and 2014 of $32.7 million, $39.2 million, $9.8 million, $12.3 million and $4.5 million, respectively.
As of December 31, 2018, the Company's loan portfolio, net of the allowance for loan losses and deferred fees, totaled $7.9 billion, which is an increase of 21.6% over total net loans at December 31, 2017 and for which increase was due to $651.8 million acquired in the Integrity acquisition and the remaining was organic loan growth during the year. As of December 31, 2017, the Company's loan portfolio, net of the allowance for loan losses and deferred fees, totaled $6.5 billion, which is an increase of 42.3% over total net loans at December 31, 2016 and for which increase was due to the Carlile acquisition and organic loan growth during the year.
The principal categories of the Company’s loan portfolio are discussed below:
Commercial loans. The Company provides a mix of variable and fixed rate commercial loans. The loans are typically made to small-and medium-sized manufacturing, wholesale, retail, energy related service businesses and medical practices for working capital needs and business expansions. Commercial loans generally include lines of credit and loans with maturities of five years or less. The loans are generally made with operating cash flows as the primary source of repayment, but may also include collateralization by inventory, accounts receivable, equipment and/or personal guarantees. Additionally, our commercial loan portfolio includes loans made to customers in the energy industry, which is a complex, technical and cyclical industry. Experienced bankers with specialized energy lending experience originate our energy loans. Companies in this industry produce, extract, develop, exploit and explore for oil and natural gas. Loans are primarily collateralized with proven producing oil and gas reserves based on a technical evaluation of these reserves. In addition, with the acquisition of Carlile, the Company acquired a mortgage warehouse purchase program which provides a mortgage warehouse lending vehicle to third party mortgage bankers across a broad geographic scale. The mortgage loans are underwritten, in part, on approved investor takeout commitments. These loans are reported as commercial loans since the loans are secured by notes receivable, not real estate. The mortgage warehouse purchase loans outstanding totaled $170.3 million, as of December 31, 2018 and $164.7 million, as of December 31, 2017.
The Company’s commercial loan portfolio increased $301.1 million, or 28.4%, to $1.4 billion as of December 31, 2018, from $1.1 billion as of December 31, 2017 and from $630.8 million at December 31, 2016. The increase in this portfolio type for the current year is primarily due to organic loan growth as well as loans acquired in the Integrity acquisition. The increase in commercial loans from 2016 to 2017 was primarily due to the loans acquired in the Carlile acquisition.
Commercial real estate loans. The Company’s commercial real estate loans generally are used by customers to finance their purchase of office buildings, retail centers, medical facilities and mixed-use buildings. Approximately 33%, 34% and 35% of the Company’s commercial real estate loans as of December 31, 2018, 2017, and 2016, respectively, were owner-occupied. Such loans generally involve less risk than loans on investment property. The Company expects that commercial real estate loans will continue to be a significant portion of the Company’s total loan portfolio and an area of emphasis in the Company’s lending operations.
Commercial real estate loans increased $771.5 million, or 22.9%, to $4.1 billion as of December 31, 2018 from $3.4 billion as of December 31, 2017. The increase was due to the loans added in the Integrity acquisition as well as organic loan growth in this loan type during the year. Commercial real estate loans increased $910.7 million, or 37.0%, to $3.4 billion as of December 31, 2017 from $2.5 billion as of December 31, 2016. The increase was due to the loans added in the Carlile acquisition as well as organic loan growth in this loan type during the year.
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
Commercial construction, land and land development loans increased $160.6 million, or 21.6% to $905.4 million at December 31, 2018 from $744.9 million at December 31, 2017, due to the addition of the loans acquired through Integrity and through organic loan growth in this type of loan. The Company’s loans in this segment increased $213.4 million, or 40.1% to $744.9 million at December 31, 2017 from $531.5 million at December 31, 2016, due to the addition of the loans acquired through Carlile and through organic loan growth in this type of loan.
Residential Real Estate Loans. The Company’s residential real estate loans, excluding mortgage loans held for sale, are primarily made with respect to and secured by single-family homes, which are both owner-occupied and investor owned and include a limited amount of home equity loans, with a relatively small average loan balance spread across many individual borrowers. The Company offers a variety of mortgage loan portfolio products which generally are amortized over five to 30 years. Loans collateralized by 1-4 family residential real estate generally have been originated in amounts of no more than 80% of appraised value. The Company requires mortgage title insurance and hazard insurance. The Company retains these portfolio loans for its own account rather than selling them into the secondary market. By doing so, the Company incurs interest rate risk as well as the risks associated with nonpayments on such loans. The Company’s loan portfolio also includes a number of multi-family housing real estate loans. The Company expects that the Company will continue to make residential real estate loans, with an emphasis on single-family housing loans, so long as housing values in the Company’s markets do not deteriorate from current prevailing levels and the Company is able to make such loans consistent with the Company’s current credit and underwriting standards.
The Company’s residential real estate loan portfolio grew by $150.8 million, or 16.2%, to a balance of $1.1 billion as of December 31, 2018 from $931.5 million as of December 31, 2017. The increase in this category was due to both organic loan growth and loans acquired in the Integrity transaction. This portfolio grew by $287.2 million, or 44.6%, to a balance of $931.5 million as of December 31, 2017 from $644.3 million as of December 31, 2016. The increase in this category was due to both organic loan growth and loans acquired in the Carlile transaction.
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
The balance of single-family interim construction loans in the Company’s loan portfolio increased by $42.1 million, or 14.5%, to $331.7 million as of December 31, 2018 from the balance of $289.7 million as of December 31, 2017. The increase during the year was due to both organic growth and loans acquired in the Integrity transaction. Single family interim construction loans increased by $54.2 million, or 23.0%, to $289.7 million as of December 31, 2017 from the balance of $235.5 million as of December 31, 2016. The increase during the year was due to continuing new home activity as a result of continued low mortgage rates and through the loans acquired in the Carlile transaction.
Other Categories of Loans. Other categories of loans included in the Company’s loan portfolio include agricultural loans made to farmers and ranchers relating to their operations, consumer loans made to individuals for personal purposes, including automobile purchase loans and personal loans. None of these categories of loans represents more than 2% of the Company’s total loan portfolio as of December 31, 2018, 2017, and 2016 and such categories continue to be a very small percentage of the Company's total loan portfolio.
The following table sets forth the contractual maturities, including scheduled principal repayments, of the Company’s loan portfolio (which includes balloon notes) and the distribution between fixed and adjustable interest rate loans as of December 31, 2018:

As of December 31, 2018	Within One Year		One Year to Five Years		After Five Years		Total
(dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate
Commercial	$266,407	$355,630	$256,301	$369,235	$24,321	$89,210	$547,029	$814,075
Real estate:
Commercial real estate	241,992	100,548	1,690,168	513,855	196,713	1,398,080	2,128,873	2,012,483
Commercial construction, land and land development	83,338	125,415	265,372	239,647	23,056	168,593	371,766	533,655
Residential real estate	80,234	25,436	404,136	36,015	298,564	237,863	782,934	299,314
Single family interim construction	92,079	160,554	16,014	11,306	41,803	9,992	149,896	181,852
Agricultural	14,296	6,093	22,087	5,642	4,174	14,346	40,557	26,081
Consumer	10,674	3,606	15,985	688	706	100	27,365	4,394
Other	253	—	—	—	—	—	253	—
Total loans	$789,273	$777,282	$2,670,063	$1,176,388	$589,337	$1,918,184	$4,048,673	$3,871,854
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
The Company discontinues accruing interest on a loan when management of the Company believes, after considering the Company’s collection efforts and other factors, that the borrower’s financial condition is such that collection of interest of that loan is doubtful. Loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans, including troubled debt restructurings, that are placed on nonaccrual status or charged off is reversed against interest income. Cash collections on nonaccrual loans are generally credited to the loan receivable balance, and no interest income is recognized on those loans until the principal balance has been collected. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The Company did not make any changes in the Company’s nonaccrual policy during the years of 2018, 2017 or 2016.

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

	As of December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Nonaccrual loans
Commercial	$5,224	$10,304	$7,718	$7,366	$1,449
Real estate:
Commercial real estate, construction, land and land development	1,329	2,716	5,885	591	70
Residential real estate	1,775	998	866	552	2,117
Single-family interim construction	3,578	—	884	—	—
Agricultural	—	—	—	170	—
Consumer	32	55	273	111	67
Total nonaccrual loans (1)	11,938	14,073	15,626	8,790	3,703
Loans delinquent 90 days or more and still accruing
Commercial	—	8	—	—	157
Real estate:
Commercial real estate, construction, land and land development	—	120	—	—	—
Residential real estate	—	8	—	—	288
Consumer	5	—	—	—	6
Total loans delinquent 90 days or more and still accruing	5	136	—	—	451
Troubled debt restructurings, not included in nonaccrual loans
Commercial	114	—	1	16	30
Real estate:
Commercial real estate, construction, land and land development	405	455	1,204	3,480	4,668
Residential real estate	168	730	1,011	2,574	1,254
Consumer	—	20	—	—	8
Total troubled debt restructurings, not included in nonaccrual loans	687	1,205	2,216	6,070	5,960
Total nonperforming loans	12,630	15,414	17,842	14,860	10,114
Other real estate owned and other repossessed assets (Bank only):
Commercial	—	—	—	1,050	—
Commercial real estate, construction, land and land development	4,200	5,400	783	2,168	4,763
Residential real estate	—	764	1,189	—	—
Single-family interim construction	—	963	—	—	—
Consumer	114	114	4	14	—
Total other real estate owned and other repossessed assets	4,314	7,241	1,976	3,232	4,763
Total nonperforming assets	$16,944	$22,655	$19,818	$18,092	$14,877
Ratio of nonperforming loans to total loans (2)	0.16%	0.24%	0.39%	0.37%	0.32%
Ratio of nonperforming assets to total assets	0.17	0.26	0.34	0.36	0.36
(1) Nonaccrual loans include troubled debt restructurings of $506 thousand, $1.0 million, $209 thousand, $621 thousand and $1.3 million as of December 31, 2018, 2017, 2016, 2015 and 2014, respectively and excludes loans acquired with deteriorated credit quality of $7.0 million, $7.9 million and $1.0 million as of December 31, 2018, 2017 and 2016, respectively.
(2) Excluding mortgage warehouse purchase loans of $170.3 million and $164.7 million at December 31, 2018 and 2017, respectively.
The Company had $11.9 million, $14.1 million and $15.6 million in loans on nonaccrual status (excluding loans acquired with deteriorated credit quality) as of December 31, 2018, 2017 and 2016, respectively. The decrease from December 31, 2017 to December 31, 2018 was due to five nonaccrual loan payoffs totaling $5.4 million and a $2.5 million partial charge-off of an energy nonaccrual loan relationship offset by nonaccrual loan additions of two single-family interim construction loans totaling

$3.6 million and four other additions totaling $2.1 million during the year. The decrease from December 31, 2016 to December 31, 2017 was due to $5.8 million of nonaccrual payoffs offset by additions totaling $4.7 million during the year as well as the removal of a $1.0 million single-family interim construction loan from nonaccrual status due to repossession of collateral.
The Company did not recognize any interest income on nonaccrual loans during 2018, 2017 or 2016 while the loans were in nonaccrual status. The amount of interest the Company included in the Company’s net interest income for the years ended 2018, 2017 and 2016 with respect to nonperforming loans was $248 thousand, $190 thousand and $207 thousand, respectively. Additional interest income that the Company would have recognized on these nonperforming loans had they been current in accordance with their original terms was $707 thousand, $911 thousand and $623 thousand, respectively, during the years ended 2018, 2017 and 2016, respectively.
As of December 31, 2018, the Company had a total of 117 loans with an aggregate principal balance of $54.8 million that were not currently impaired loans, nonaccrual loans, 90 days past due loans or troubled debt restructurings, but where the Company had information about possible credit problems of the borrowers that caused the Company’s management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that could result in those loans becoming nonaccrual loans, 90 days past due loans or troubled debt restructurings in the future.
The Company generally continues to use the classification of acquired loans classified as nonaccrual or 90 days and accruing as of the acquisition date. The Company does not classify acquired loans as troubled debt restructurings, or TDRs, unless the Company modifies an acquired loan subsequent to acquisition that meets the TDR criteria. Reported delinquency of the Company’s purchased loan portfolio is based upon the contractual terms of the loans.
As of December 31, 2018, the Company had other real estate owned and other repossessed assets of $4.3 million, which is a decrease from the balance of $7.2 million for prior year. The decrease is a result of dispositions of five properties totaling $2.9 million. As of December 31, 2017, the Company had other real estate owned and other repossessed assets of $7.2 million, which is an increase from the balance of $2.0 million for prior year. The increase is a result of additions totaling $11.2 million related to the Carlile acquisition as well as $2.1 million in property additions, including the Houston branch closure, two foreclosures and capital improvements to single family interim properties, offset by dispositions totaling $7.8 million and $500 thousand in subsequent write-downs.
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
Analysis of the Allowance for Loan Losses. The following table sets forth the allowance for loan losses by category of loan:

			As of December 31,
	2018		2017		2016		2015		2014
(dollars in thousands)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Commercial loans	$11,793	17.2%	$10,599	16.3%	$8,593	13.7%	$10,573	18.3%	$5,051	21.0%
Real estate:
Commercial real estate, construction, land and land development	27,795	63.7	23,301	63.2	18,399	65.3	13,007	59.2	10,110	55.7
Residential real estate	3,320	13.7	3,447	14.3	2,760	14.1	2,339	15.5	2,205	16.2
Single family interim construction	1,402	4.2	1,583	4.4	1,301	5.1	769	4.7	669	4.3
Agricultural	241	0.8	250	1.3	207	1.2	215	1.3	246	1.2
Consumer	186	0.4	205	0.5	242	0.6	164	1.0	146	1.6
Other	3	—	(32)	—	29	—	8	—	—	—
Unallocated	62	—	49	—	60	—	(32)	—	125	—
Total allowance for loan losses	$44,802	100.0%	$39,402	100.0%	$31,591	100.0%	$27,043	100.0%	$18,552	100.0%
(1) Represents the percentage of Independent’s total loans included in each loan category.
As of December 31, 2018, the allowance for loan losses amounted to $44.8 million, or 0.58%, of total loans held for investment, excluding mortgage warehouse purchase loans, compared with $39.4 million, or 0.62%, as of December 31, 2017 and $31.6 million, or 0.69%, as of December 31, 2016. The dollar increase during 2018 is primarily due to additional general reserves for organic loan growth. The decrease in the allowance for loan losses as a percentage of loans from prior year reflects loans acquired in the Integrity transaction that were recorded at fair value without an allowance at acquisition date. As of December 31, 2018, the discount on acquired loans totaled $25.2 million.
The allowance for loan losses as a percentage of nonperforming loans increased from 255.62% at December 31, 2017, to 354.73% at December 31, 2018, due to an increase in the recorded allowance balance as well as a reduction in total nonperforming loans. As of December 31, 2018, the Company had made a specific allowance for loan losses of $2.7 million for impaired loans totaling $14.6 million, compared with a specific allowance of $3.8 million for impaired loans totaling $15.2 million as of December 31, 2017. The decrease in specific reserves was due primarily to a partial charge-off of $2.5 million on an energy loan relationship, offset by the addition of $1.0 million in specific reserves on a commercial loan, which was added to the impaired loan listing in 2018. The decrease in impaired loans during 2018 was mainly due to partial charge-off noted above, the pay-off of three commercial credits totaling $3.8 million, one commercial real estate loan totaling $1.6 million, offset by the addition of a commercial loan and a single family interim construction loan totaling $5.1 million.
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
The following table provides an analysis of the provisions for loan losses, net charge-offs and recoveries for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 and the effects of those items on the Company’s allowance for loan losses:

	As of and for the Year Ended December 31,
(dollars in thousands)	2018	2017	2016	2015	2014
Allowance for loan losses-balance at beginning of year	$39,402	$31,591	$27,043	$18,552	$13,960
Charge-offs
Commercial	(3,863)	(81)	(4,384)	(606)	(368)
Real estate:
Commercial real estate, construction, land and land development	(435)	(15)	(54)	(69)	(371)
Residential real estate	(6)	—	(401)	(9)	(32)
Single-family interim construction	—	(134)	—	—	—
Consumer	(93)	(182)	(27)	(52)	(63)
Other	(228)	(190)	(104)	(124)	(80)
Total charge-offs	(4,625)	(602)	(4,970)	(860)	(914)

Recoveries
Commercial	84	28	13	28	19
Real estate:
Commercial real estate, construction, land and land development	20	31	10	42	79
Residential real estate	3	4	12	5	8
Single-family interim construction	—	—	—	—	11
Consumer	5	46	8	14	6
Other	53	39	35	31	24
Total recoveries	165	148	78	120	147
Net charge-offs	(4,460)	(454)	(4,892)	(740)	(767)
Provision for loan losses	9,860	8,265	9,440	9,231	5,359
Allowance for loan losses-balance at end of year	$44,802	$39,402	$31,591	$27,043	$18,552
Ratios
Net charge-offs to average loans outstanding	0.06%	0.01%	0.12%	0.02%	0.03%
Allowance for loan losses to nonperforming loans at end of year	354.73	255.62	177.06	181.99	183.43
Allowance for loan losses to total loans at end of year (1)	0.58	0.62	0.69	0.68	0.58
(1) Calculation excludes loans held for sale and mortgage warehouse purchase loans from total loans.
The Company’s ratio of allowance to loan losses to total loans as of December 31, 2018 was 0.58%, down slightly from 0.62% at December 31, 2017. The decrease in the allowance for loan losses as a percentage of loans from prior year reflects that loans acquired in the Integrity transaction were recorded at fair value without an allowance at acquisition date. The ratio of net charge-offs to average loans outstanding during the year ended December 31, 2018 increased to 0.06% from 0.01% for the year ended December 31, 2017. The increase in charge-offs during 2018 was primarily related to energy-related charge-offs.
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
Securities Available for Sale
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit, interest rate and duration risk. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions. The following table sets forth the book value, which is equal to fair market value because all investment securities the Company held were classified as available for sale as of the applicable date, and the percentage of each category of securities as of December 31, 2018, 2017 and 2016:

	As of December 31,
	2018		2017		2016
(dollars in thousands)	Book Value	% of Total	Book Value	% of Total	Book Value	% of Total
Securities available for sale
U.S. Treasury securities	$29,643	4.3%	$37,154	4.9%	$3,147	1.0%
Government agency securities	150,230	21.9	211,509	27.7	122,267	38.6
Obligations of state and municipal subdivisions	185,007	27.0	229,613	30.1	87,256	27.6
Residential pass-through securities	320,470	46.8	274,377	35.9	103,765	32.8
Other securities	—	—	10,349	1.4	—	—
Total securities available for sale	$685,350	100.0%	$763,002	100.0%	$316,435	100.0%
The Company recognized net losses on the sale of securities of $581 thousand for the year ended December 31, 2018 and net gains on the sale of securities of $124 thousand and $4 thousand for the years ended December 31, 2017 and 2016, respectively. Securities represented 7.0%, 8.8% and 5.4% of the Company’s total assets at December 31, 2018, 2017 and 2016, respectively.
Certain investment securities are valued at less than their historical cost. Management evaluates securities for other-than-temporary impairment (OTTI) on at least a quarterly basis and more frequently when economic and market conditions warrant such an evaluation. Management does not intend to sell any debt securities it holds and believes the Company more likely than not will not be required to sell any debt securities it holds before their anticipated recovery, at which time the Company will receive full value for the securities. Management has the ability and intent to hold the securities classified as available for sale that were in a loss position as of December 31, 2018 for a period of time sufficient for an entire recovery of the cost basis of the securities. For those securities that are impaired, the unrealized losses are largely due to interest rate changes. The fair value is expected to recover as the securities approach their maturity date. Management believes any impairment in the Company’s securities at December 31, 2018 is temporary and no impairment has been realized in the Company’s consolidated financial statements.

The following table sets forth the book value, scheduled maturities and weighted average yields for the Company’s investment portfolio as of December 31, 2018:

(dollars in thousands)	Book Value	% of Total Investment Securities	Weighted Average Yield
U.S. Treasury securities
Maturing within one year	$1,981	0.3%	1.47%
Maturing in one to five years	27,661	4.0	2.02
Maturing in five to ten years	—	—	—
Maturing after ten years	—	—	—
Total U.S. Treasury securities	29,642	4.3	1.98

Government agency securities
Maturing within one year	$28,313	4.1%	1.57
Maturing in one to five years	87,010	12.7	1.89
Maturing in five to ten years	34,908	5.1	2.84
Maturing after ten years	—	—	—
Total government agency securities	150,231	21.9	2.05

Obligations of state and municipal subdivisions
Maturing within one year	10,081	1.5	1.65
Maturing in one to five years	39,467	5.8	2.25
Maturing in five to ten years	46,291	6.8	2.47
Maturing after ten years	89,168	13.0	2.97
Total obligations of state and municipal subdivisions	185,007	27.1	2.62

Residential pass through securities
Maturing within one year	4,376	0.6	1.95
Maturing in one to five years	—	—	—
Maturing in five to ten years	96,265	14.0	3.56
Maturing after ten years	219,829	32.1	3.02
Total residential pass through securities	320,470	46.7	2.86
Total investment securities	$685,350	100.0%	2.58%

The following table summarizes the amortized cost of securities classified as available for sale and their approximate fair values as of the dates shown:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale
As of December 31, 2018
U.S. treasuries	$30,110	$—	$(467)	$29,643
Government agency securities	152,969	80	(2,819)	150,230
Obligations of state and municipal subdivisions	187,366	727	(3,086)	185,007
Residential pass through securities guaranteed by FNMA, GNMA, and FHLMC	326,168	128	(5,826)	320,470
	$696,613	$935	$(12,198)	$685,350
As of December 31, 2017
U.S. treasuries	$37,480	$—	$(326)	$37,154
Government agency securities	213,649	83	(2,223)	211,509
Obligations of state and municipal subdivisions	228,782	2,118	(1,287)	229,613
Residential pass through securities guaranteed by FNMA, GNMA, FHLMC, FHR and GNR	274,356	1,229	(1,208)	274,377
Other securities	10,397	—	(48)	10,349
	$764,664	$3,430	$(5,092)	$763,002
As of December 31, 2016
U.S. treasuries	$3,208	$—	$(61)	$3,147
Government agency securities	123,605	141	(1,479)	122,267
Obligations of state and municipal subdivisions	88,358	920	(2,022)	87,256
Residential pass through securities guaranteed by FNMA, GNMA and FHLMC	103,869	928	(1,032)	103,765
	$319,040	$1,989	$(4,594)	$316,435
The Company’s available for sale securities, carried at fair value, decreased $77.7 million, or 10.2%, during 2018 and increased $446.6 million, or 141.1% during 2017. The decrease in 2018 was primarily due to the liquidation of securities to manage total assets to be less than $10 billion at December 31, 2018. The increase in 2017 was due to securities acquired in the Carlile acquisition.
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
Cash and Cash Equivalents
Cash and cash equivalents decreased by $300.3 million, or 69.7% to $130.8 million at December 31, 2018 from $431.1 million at December 31, 2017. Cash and cash equivalents decreased by $73.9 million, or 14.6% to $431.1 million at December 31, 2017 from $505.0 million at December 31, 2016. Cash and cash equivalent balances can vary due to cash needs and volatility of several large title company and commercial accounts. During fourth quarter 2018, liquid assets were redeployed to loans and total growth was limited as part of the plan to maintain assets below $10 billion through the end of the year, delaying the impact of the Durbin amendment limitation on interchange fees until July 2020.
Certificates of Deposit Held in Other Banks
The Company owned certificates of deposit held in other banks in the amount of $1.2 million and $13.0 million as of December 31, 2018 and 2017, respectively. The decrease in certificates held at December 31, 2018 is a result of certificates maturing in during 2018. The Company owned certificates of deposit held in other banks in the amount of $13.0 million and $2.7 million as of December 31, 2017 and 2016, respectively. The increase in certificates held at December 31, 2017 is a result of certificates acquired in the Carlile acquisition and certificates purchased in the first quarter of 2017 due to excess liquidity.
Goodwill
Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired. The Company’s total goodwill was $721.8 million at December 31, 2018, $621.5 million as of December 31, 2017 and $258.3 million as of December 31, 2016. The increase in the goodwill balance from December 31, 2017 to December 31, 2018 is a result of $100.3 million in goodwill recognized from the acquisition of Integrity. The increase in the goodwill balance from December 31, 2016 to December 31, 2017 is a result of $363.1 million in goodwill recognized from the acquisition of Carlile.
Liabilities
Total liabilities increased $895.1 million, or 12.2%, to $8.2 billion as of December 31, 2018, from $7.3 billion as of December 31, 2017, primarily due to $593.1 million in deposit accounts and $60 million in FHLB advances acquired in the Integrity transaction in addition to organic deposit growth, offset by payoffs of $300.7 million in FHLB advances.
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
Total deposits increased $1.1 billion, or 16.7%, to $7.7 billion as of December 31, 2018 from $6.6 billion as of December 31, 2017. The increase is primarily due to organic growth as well as $593.1 million in deposit accounts acquired in the Integrity transaction. Brokered deposits totaled $356.3 million and $400.1 million at December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, noninterest-bearing demand, interest-bearing checking, savings deposits and limited access money market accounts accounted for 85.5% and 86.5%, respectively, of the Company’s total deposits, while individual retirement accounts and certificates of deposit made up 14.5% and 13.5%, respectively, of total deposits. Noninterest-bearing demand deposits totaled $2.1 billion, or 27.7% of total deposits, as of December 31, 2018, compared with $1.9 billion, or 28.7% of total deposits, as of December 31, 2017. The total cost of deposits increased thirty-seven basis points from 0.46% at December 31, 2017 to 0.83% at December 31, 2018. The average cost of interest-bearing deposits was 1.16% per annum for 2018 compared with 0.63% for 2017. The increase in cost of funds was primarily due to higher rates offered on our deposits, primarily commercial money market accounts and certificates of deposit, resulting both from market competition and general increases in interest rates on deposit products tied to Fed Funds rates as a result of the rising interest rate environment.
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

The following table summarizes the Company’s average deposit balances and weighted average rates for the periods presented:

	As of December 31,
	2018		2017		2016
(dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Deposit Type
Noninterest-bearing demand accounts	$2,052,675	—%	$1,671,872	—%	$1,076,340	—%
Interest-bearing checking accounts	2,943,519	0.90	2,630,477	0.51	1,761,509	0.44
Savings accounts	290,325	0.24	263,381	0.14	150,223	0.17
Limited access money market accounts	998,916	1.91	605,064	1.02	429,647	0.44
Certificates of deposit, including individual retirement accounts (IRA)	1,009,644	1.43	1,002,753	0.86	830,964	0.74
Total deposits	$7,295,079	0.83%	$6,173,547	0.46%	$4,248,683	0.38%
The following table sets forth the maturity of time deposits (including IRA deposits) of $100,000 or more as of December 31, 2018:

	Maturity within:
(dollars in thousands)	Three Months	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
Individual retirement accounts	$1,822	$4,505	$7,039	$7,188	$20,554
Certificates of deposit (excluding CDARS)	93,022	142,100	450,960	155,244	841,326
CDARS	28,899	4,443	9,740	473	43,555
Total	$123,743	$151,048	$467,739	$162,905	$905,435
Short-Term Borrowings
The Company’s deposits have historically provided the Company with a major source of funds to meet the daily liquidity needs of the Company’s customers and fund growth in earning assets. However, from time to time the Company may also engage in short-term borrowings. At December 31, 2018, 2017 and 2016, the Company had $50.0 million, $100.0 million and $0.0 million, respectively, in short-term borrowings outstanding, all of which were short-term FHLB advances. These were recorded on the balance sheet under FHLB advances and are included in the total advances outstanding as discussed in the section below. The Company has not historically needed to engage in significant short-term borrowing through sources such as federal funds purchased, securities sold under agreements to repurchase or Federal Reserve Discount Window advances to meet the daily liquidity needs of the Company’s customers or fund growth in earning assets.
FHLB Advances
In addition to deposits, the Company utilizes FHLB advances either as a short-term funding source or a longer-term funding source and to manage the Company’s interest rate risk on the Company’s loan portfolio. FHLB advances can be particularly attractive as a longer-term funding source to balance interest rate sensitivity and reduce interest rate risk.
The Company’s FHLB borrowings totaled $290.0 million as of December 31, 2018, compared with $530.7 million as of December 31, 2017, and $460.7 million as of December 31, 2016. The decrease in FHLB borrowings during 2018 is due to repayment of FHLB Advances in order to manage total assets to be less than $10 billion at December 31, 2018. The increase for FHLB borrowings during 2017 was primarily to manage liquidity needs. As of December 31, 2018, 2017 and 2016, the Company had $2.0 billion, $1.7 billion and $830.8 million, respectively, in unused and available advances from the FHLB. At December 31, 2018, the Company’s FHLB advances are collateralized by assets, including a blanket pledge of certain loans with a carrying value of $2.8 billion and FHLB stock. As of December 31, 2018, 2017 and 2016, the Company had $729.9 million, $741.5 million and $691.7 million, respectively, in undisbursed advance commitments (letters of credit) with the FHLB. The FHLB letters of credit were obtained in lieu of pledging securities to secure public fund deposits that are over the FDIC insurance limit. There were no disbursements against the advance commitments as of December 31, 2018, 2017 or 2016.

The following table provides a summary of the Company’s FHLB advances at the dates indicated:

	As of December 31,
	2018	2017	2016
Fixed-rate, fixed term, at rates from 1.02% to 2.59%, with a weighted-average of 2.17% (maturing January 2019 through July 2021)	$290,000	$—	$—
Fixed-rate, fixed term, at rates from 1.02% to 5.57%, with a weighted-average of 1.43% (maturing January 2018 through January 2026)	—	530,667	—
Fixed-rate, fixed term, at rates from 0.46% to 5.57%, with a weighted-average of 0.98% (maturing October 2017 through January 2026	—	—	460,746
As of December 31, 2018, the scheduled maturities of the Company’s FHLB advances were as follows (dollars in thousands):

Maturing Within	Principal Amount to Mature
As of December 31, 2018
First Year	$115,000
Second Year	150,000
Third Year	25,000
Fourth Year	—
Fifth Year	—
Thereafter	—
$290,000
Other Long-Term Indebtedness
As of December 31, 2018, 2017 and 2016, the Company had $137.3 million, $136.9 million and $107.3 million, respectively, of long-term indebtedness (other than FHLB advances and junior subordinated debentures) outstanding, which included subordinated debentures. The slight increase from December 31, 2017 to December 31, 2018 was due to discount accretion and origination fee amortization. The increase from December 31, 2016 to December 31, 2017 was mainly due to a new issuance of $30 million in 5.0% fixed and floating rate subordinated debentures.
As of December 31, 2018, the Company’s long-term gross indebtedness of $110 million and $30 million will mature on August 1, 2024 and December 31, 2027, respectively, with an optional redemption at December 31, 2022 for the latter.
Junior Subordinated Debentures
As of December 31, 2018, 2017 and 2016, the Company had outstanding an aggregate of $31.6 million, $31.6 million and $18.1 million, respectively, principal amount of seven series of junior subordinated securities issued to seven unconsolidated subsidiary trusts. Each series of debentures was purchased by one of the trusts with the net proceeds of the issuance by such trust of floating rate trust preferred securities. These junior subordinated debentures are unsecured and will mature between March 2033 and September 2037. Each of the series of debentures bears interest at a per annum rate equal to three-month LIBOR plus a spread that ranges from 1.60% to 3.25%, with a weighted average spread of 4.94%. Interest on each series of these debentures is payable quarterly, although the Company may, from time to time defer the payment of interest on any series of these debentures. A deferral of interest payments would, however, restrict the Company’s right to declare and pay cash distributions, including dividends on the Company’s common stock, or making distributions with respect to any of the Company’s future debt instruments that rank equally or are junior to such debentures. The Company may redeem the debentures, which are intended to qualify as Tier 1 capital, at the Company’s option, subject to approval of the Federal Reserve.
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

Total stockholder’s equity was $1.6 billion at December 31, 2018, compared with $1.3 billion at December 31, 2017, an increase of approximately $270.4 million. The increase was primarily due to stock issued in the Integrity acquisition for a total, net of offering costs, of $157.1 million. In addition, net income earned for the year totaling $128.3 million, stock based compensation of $6.1 million and exercise of warrants of $2.5 million offset by a decrease in the unrealized gain (loss) on securities totaling $7.6 million and dividends paid of $15.9 million.
Total stockholder’s equity was $1.3 billion at December 31, 2017, compared with $672.4 million at December 31, 2016, an increase of approximately $663.7 million. The increase was due primarily to the issuance of common stock, net of offering costs, totaling $565.2 million in connection with the Company's acquisition of Carlile. In additional, net income earned for the year totaling $76.5 million and the issuance of common stock, net of offering costs, totaling $26.8 million, stock awards amortization of $4.7 million and an increase in the unrealized gain (loss) on securities totaling $613 thousand offset by dividends paid of $10.2 million.
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
In addition to the liquidity provided by the sources described above, the Company maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of December 31, 2018, 2017 and 2016 the Company had established federal funds lines of credit with various unaffiliated banks totaling $365 million, $225 million and $225 million, respectively. Based on the values of stock, securities, and loans pledged as collateral, as of December 31, 2018, 2017 and 2016, the Company had additional borrowing capacity with the FHLB of $2.0 billion, $1.7 billion and $830.8 million, respectively.
The Company also maintains a secured line of credit with the Federal Reserve Bank with an availability to borrow approximately $738.9 million, $552.2 million and $384.2 million at December 31, 2018, 2017 and 2016, respectively. Approximately $978.3 million, $740.6 million and $515.2 million of commercial loans were pledged as collateral at December 31, 2018, 2017 and 2016, respectively. There were no borrowings against this line as of December 31, 2018, 2017 or 2016.

The Company also participates in an exchange that provides direct overnight borrowings with other financial institutions. The funds are provided on an unsecured basis. Borrowing availability totaled $204 million, $60 million and $75 million at December 31, 2018, 2017 and 2016, respectively. There were no borrowings as of December 31, 2018, 2017 and 2016.
The Company has a $50 million unsecured revolving line of credit with an unrelated commercial bank. The line bears interest at LIBOR plus 2.50% and matures January 29, 2019. As of December 31, 2018 and 2017, there was no outstanding balance on the line. The Company is required to meet certain financial covenants on a quarterly basis, which includes maintaining $5 million in cash at Independent Bank Group and meeting minimum capital ratios. On January 17, 2019, the line of credit was renewed. The credit line was increased to $100 million, bears interest at LIBOR plus 1.75% and matures on January 17, 2020. The line also bears a non-usage fee of 0.30% per year on the unused commitment at the end of each fiscal quarter. As of February 26, 2019, the Company had no borrowings against this line.
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
The Company is subject to the Basel III regulatory capital framework (the "Basel III Capital Rules"). The implementation of the capital conservation buffer became effective for the Company on January 1, 2016 at the 0.625% level and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company's ability to make capital distributions, including dividend payments and stock repurchases and to pay discretionary bonuses to executive officers.
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

As of December 31, 2018, 2017 and 2016, the Company and Bank exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	As of December 31, 2018
	Actual Consolidated	Actual Bank	Required to be considered adequately capitalized	Required to be considered well capitalized (Bank only)
	Ratio	Ratio	Ratio	Ratio
Tier 1 capital to average assets ratio	9.57%	10.91%	4.00-5.00%	≥5.00%
Common equity tier 1 to risk-weighted assets ratio	10.05	11.86	4.50-6.50	≥6.50
Tier 1 capital to risk-weighted assets ratio	10.41	11.86	6.00-8.00	≥8.00
Total capital to risk-weighted assets ratio	12.58	12.39	8.00-10.00	≥10.00

	As of December 31, 2017
	Actual Consolidated	Actual Bank	Required to be considered adequately capitalized	Required to be considered well capitalized (Bank only)
	Ratio	Ratio	Ratio	Ratio
Tier 1 capital to average assets ratio	8.92%	10.30%	4.00-5.00%	≥5.00%
Common equity tier 1 to risk-weighted assets ratio	9.61	11.59	4.50-6.50	≥6.50
Tier 1 capital to risk-weighted assets ratio	10.05	11.59	6.00-8.00	≥8.00
Total capital to risk-weighted assets ratio	12.56	12.15	8.00-10.00	≥10.00

	As of December 31, 2016
	Actual Consolidated	Actual Bank	Required to be considered adequately capitalized	Required to be considered well capitalized (Bank only)
	Ratio	Ratio	Ratio	Ratio
Tier 1 capital to average assets ratio	7.82%	9.65%	4.00-5.00%	≥5.00%
Common equity tier 1 to risk-weighted assets ratio	8.20	10.55	4.50-6.50	≥6.50
Tier 1 capital to risk-weighted assets ratio	8.55	10.55	6.00-8.00	≥8.00
Total capital to risk-weighted assets ratio	11.38	11.19	8.00-10.00	≥10.00
Share Repurchase Program. On October 24, 2018, the Company announced the reestablishment of its share repurchase program. The program authorizes the purchase by the Company of up to $75 million of its common stock. The repurchase program is authorized to continue through October 1, 2019. No shares of Company stock have been repurchased by the Company under this program during 2018. Under the Basel III Capital Rules, the Company may not repurchase its common stock (or repurchase or redeem any of its preferred stock or subordinated notes) without the prior approval of the Federal Reserve Board. The Company received approval from the Federal Reserve on February 12, 2019 to repurchase up to $60 million of its common stock during 2019. The Company has repurchased a total of 68,069 shares at a total cost of $3.9 million through February 26, 2019. See Part II, Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, elsewhere in this report.
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

The following table contains supplemental information regarding the Company’s total contractual obligations as of December 31, 2018:

(dollars in thousands)	Payments Due
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Deposits without a stated maturity	$6,617,491	$—	$—	$—	$6,617,491
Time deposits	913,746	179,970	26,587	—	1,120,303
FHLB advances	115,000	175,000	—	—	290,000
Subordinated debt	—	—	—	140,000	140,000
Junior subordinated debentures	—	—	—	31,550	31,550
Operating leases	3,968	7,551	5,723	7,863	25,105
Total contractual obligations	$7,650,205	$362,521	$32,310	$179,413	$8,224,449
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
Corporate Headquarters Contract. On January 18, 2018, the Company entered into an agreement with an independent contractor for the oversight and construction of the Company's new corporate headquarters office building in McKinney, Texas. The 165,000 square foot building is estimated to cost approximately $58.0 million and expected to be completed in second quarter 2019. At December 31, 2018, the project's estimated remaining costs was approximately $27 million.
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
Commitments to extend credit were $1.8 billion, $1.3 billion and $865.7 million, as of December 31, 2018, 2017 and 2016, respectively. Outstanding standby letters of credit were $15.0 million, $10.5 million and $10.6 million, as of December 31, 2018, 2017 and 2016, respectively. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. The Company manages the Company’s liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that the Company will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.

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
The Company’s interest rate risk model indicated that it was in a balanced rate sensitive position in terms of interest rate sensitivity as of December 31, 2018. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income based on the interest rate risk model as of December 31, 2018:

Hypothetical Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
200	(0.73)%
100	(0.22)
(100)	1.06
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
As part of the Company’s asset/liability management strategy, the Company’s management has emphasized the origination of shorter duration loans as well as variable rate loans to limit the negative exposure to a rate increase, as well as obtaining funding with FHLB advances to manage interest rate risks on funding of loan commitments. Additionally, a significant portion of the loans in the Company’s loan portfolio typically have short-term maturities. The Company’s strategy with respect to liabilities has been to emphasize transaction accounts, particularly noninterest or low interest-bearing nonmaturing deposit accounts, which are less sensitive to changes in interest rates. In response to this strategy, nonmaturing deposit accounts have been a large portion of total deposits and totaled 85.5%, 86.5% and 81.3% of total deposits as of December 31, 2018, 2017 and 2016, respectively. The Company had brokered deposits, including CDARS totaling $356.3 million, $400.1 million and $497.4 million, at December 31, 2018, 2017 and 2016, respectively. The Company intends to focus on the Company’s strategy of increasing noninterest or low interest-bearing nonmaturing deposit accounts, but may consider the use brokered deposits as a stable source of lower cost funding.
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
Acquired loans from the transactions accounted for as a business combination include both nonperforming loans with evidence of credit deterioration since their origination date and performing loans. The Company accounts for performing loans under ASC Paragraph 310-20, Nonrefundable Fees and Other Costs, with the related difference in the initial fair value and unpaid principal balance (the discount) recognized as interest income on a level yield basis over the life of the loan. The Company accounts for the nonperforming loans acquired in accordance with ASC Paragraph 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. At the date of the acquisition, acquired loans are recorded at their fair value with no valuation allowance.
For purchase credit impaired loans, the Company recognizes the difference between the undiscounted cash flows the Company expects (at the time the Company acquires the loan) to be collected and the investment in the loan, or the “accretable yield,” as interest income using the interest method over the life of the loan. The Company does not recognize contractually required payments for interest and principal that exceed undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” as a yield adjustment, loss accrual or valuation allowance. Increases in the expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over the loan’s remaining life, while decreases in expected cash flows are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements, the reports thereon, the notes thereto and supplementary data commence at page 79 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of the end of the period covered by this report.
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
As of December 31, 2018, management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission (2013 framework). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting, as of December 31, 2018, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Attestation report of the registered public accounting firm. The Company’s independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K has issued an attestation report on the Company’s internal control over financial reporting. The attestation report of RSM US LLP, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2018, appears below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Independent Bank Group, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Independent Bank Group, Inc.'s (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and our report dated February 28, 2019 expressed an unqualified opinion.

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
February 28, 2019

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is incorporated herein by reference to the information under the captions “Election of Directors,” “Current Executive Officers and Directors,” “Beneficial Ownership of the Company’s Common Stock by Management and Principal Shareholders of the Company-Section 16(a) Beneficial Ownership Reporting Compliance,” “Board and Committee Matters-Audit Committee,” “Board and Committee Matters-Director Nominations” and “Board and Committee Matters-Code of Conduct: Code of Ethics for Chief Executive Officer and Senior Financial Officers” in the Company’s definitive Proxy Statement for its 2019 Annual Meeting of Shareholders (the “2019 Proxy Statement”) to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated herein by reference to the information under the captions “Executive Compensation and Other Matters” in the 2019 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Certain information required by this Item 12 is included under “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The other information required by this Item is incorporated herein by reference to the information under the caption “Beneficial Ownership of Common Stock by Management and Principal Shareholders of the Company” and "Securities Authorized for Issuance Under Equity Compensation Plans" in the 2019 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated herein by reference to the information under the captions “Board and Committee Matters-Director Independence” and “Certain Relationships and Related Person Transactions” in the 2019 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is incorporated herein by reference to the information under the caption “Board and Committee Matters-Fees paid to Independent Registered Public Accounting Firm” and “Board and Committee Matters-Audit Committee Pre-Approval Policy” in the 2019 Proxy Statement.

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
3.1
Amended and Restated Certificate of Formation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 27, 2013 (Registration No. 333‑186912) (the “Form S‑1 Registration Statement”))

3.2
Certificate of Amendment to Amended and Restated Certificate of Formation of the Company (incorporated herein by reference to Exhibit 3.3 to Amendment No. 2 to the Form S-1 Registration Statement filed with SEC on April 1, 2013)

3.3	Third Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 Amendment No. 1 to the Form S-1 Registration Statement filed with the SEC on March 18, 2013)
3.4
Certificate of Merger, dated January 2, 2014, of Live Oak Financial Corp. with and into Independent Bank Group, Inc. (incorporated herein by reference to Exhibit 3.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-196627 filed with the SEC on June 25, 2014 (the “Form S-3 Registration Statement”))

3.5
Certificate of Merger, dated April 15, 2014, of BOH Holdings, Inc. with and into Independent Bank Group, Inc. (incorporated herein by reference to Exhibit 3.6 to Amendment No. 1 to the Form S-3 Registration Statement filed with the SEC on June 25, 2014)

3.6
Certificate of Merger, dated September 30, 2014, of Houston City Bancshares, Inc. with and into Independent Bank Group, Inc. (incorporated by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2015, filed with the SEC on July 31, 2015)

3.7
Certificate of Merger, dated March 31, 2017, of Carlile Bancshares, Inc. with and into Independent Bank Group, Inc. (incorporated by reference to Exhibit 3.8 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2017 filed with the SEC on April 27, 2017)

3.8
Certificate of Merger, dated October 23, 2017, of Washington Investment Company with and into Independent Bank Group, Inc. (incorporated by reference to Exhibit 3.9 to the Registrant’s Current Report on Form 10-Q filed with the SEC on July 26, 2018)

3.9
Certificate of Merger, dated May 31, 2018, of Integrity Bancshares, Inc. with and into Independent Bank Group, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 10-Q filed with the SEC on July 26, 2018)

3.10	Certificate of Merger, dated December 27, 2018, but effective January 1, 2019, of Guaranty Bancorp with and into Independent Bank Group, Inc.*
4.1
Form of certificate representing shares of the Company’s common stock (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Form S-1 Registration Statement filed with the SEC on March 18, 2013)

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

10.1	Form of Indemnification Agreement for directors and officers (incorporated herein by reference to Exhibit 10.16 to the Form S-1 Registration Statement)
10.2	Form of S-Corporation Revocation, Tax Allocation and Indemnification Agreement (incorporated herein by reference to Exhibit 10.17 to the Form S-1 Registration Statement)
10.3	2015 Performance Award Plan (incorporated by reference to Annex A of the Company’s definitive Proxy Statement for its 2015 Annual Meeting of Shareholders, dated April 13, 2015)
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
10.7
Subordinated Debt Indenture, dated as of June 25, 2014, between the Company and Wells Fargo Bank, National Association, in its capacity as Indenture Trustee (incorporated herein by reference to Exhibit 4.6 to the Company’s Amendment No. 1 to the Form S-3 Registration Statement filed with the SEC on June 25, 2014)

10.8
First Supplemental Indenture, dated as of July 17, 2014, between the Company and Wells Fargo Bank, National Association, in its capacity as Indenture Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated July 17, 2014)

10.9
Second Supplemental Indenture, dated as of December 19, 2017, between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated December 19, 2017)

10.10(a)
Credit Agreement, dated as of January 17, 2019, between Independent Bank Group, Inc., in favor of U.S. Bank National Association (incorporated herein by reference to Exhibit 10.1(a) to the Company’s Current Report on Form 8-K, dated January 17, 2019)

10.10(b)
Revolving Credit Note, dated January 17, 2019, by Independent Bank Group, Inc. in favor of U.S. Bank National Association (incorporated herein by reference to Exhibit 10.1(b) to the Company’s Current Report on Form 8-K, dated January 17, 2019)

10.10(c)
Negative Pledge Agreement, dated as of January 17, 2019, by the Company, in favor of U.S. Bank National Association (incorporated herein by reference to Exhibit 10.1(c) to the Company’s Current Report on Form 8-K, dated January 17, 2019)

10.11
Employment Agreement, dated March 25, 2016, between Independent Bank and James C. White and joined in by the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2016, filed with the SEC on July 27, 2016)

10.12(a)
Form of Change in Control Agreement, dated July 26, 2016, between the Company and certain Executive Officers (incorporated herein by reference to Exhibit 10.1(a) to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2016, filed with the SEC on October 27, 2016)

10.12(b)
Schedule of Executive Officers who have Executed a Change in Control Agreement (incorporated herein by reference to Exhibit 10.14(b) to the Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 27, 2018)

10.13(a)
CBI Nominee Agreement, dated March 28, 2017, by and among the Company and Tom C. Nichols (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8‑K of Independent filed with the SEC on April 14, 2017)

10.13(b)
CBI Nominee Agreement, dated March 28, 2017, by and among the Company and Trident IV PF Depositary Holdings, LLC (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8‑K of Independent filed with the SEC on April 14, 2017)

10.13(c)
CBI Nominee Agreement, dated March 28, 2017, by and among the Company and LEP Carlile Holdings, LLC (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8‑K of Independent filed with the SEC on April 14, 2017)

10.14
Agreement and Plan of Reorganization, dated as of November 28, 2017, by and among the Company and Integrity Bancshares, Inc. (incorporated herein by reference to Appendix A to the joint proxy statement/prospectus, which forms a part of the Registration Statement on Form S-4 (Registration No. 333-222804 filed with the SEC on January 31, 2018 (the “Form S-4 Registration Statement”))

10.15
Agreement and Plan of Reorganization, dated May 22, 2018, by and between Independent Bank Group, Inc. and Guaranty Bancorp (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated May 22, 2018)

10.16
Development Management Agreement, dated January 18, 2018, by and between IBG Real Estate Holdings II, Inc. and KDC McKinney Development One LLC and guaranteed by Independent Bank Group, Inc. and KDC Holdings LLC (incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 27, 2018)

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

(b)    Exhibits. See the exhibit list included in Item 15(a)3 of this Annual Report on Form 10-K.

(c)    Financial Statement Schedules. See Item 15(a)2 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Independent Bank Group, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Independent Bank Group, Inc. and its subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 28, 2019 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

/s/ RSM US LLP

We have served as the Company's auditor since 2001.

Dallas, Texas
February 28, 2019

Independent Bank Group, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2018 and 2017
(Dollars in thousands, except share information)

	December 31,
Assets	2018	2017
Cash and due from banks	$102,024	$187,574
Interest-bearing deposits in other banks	28,755	243,528
Cash and cash equivalents	130,779	431,102
Certificates of deposit held in other banks	1,225	12,985
Securities available for sale, at fair value	685,350	763,002
Loans held for sale (includes $27,871 carried at fair value at December 31, 2018)	32,727	39,202
Loans, net	7,839,695	6,432,273
Premises and equipment, net	167,866	147,835
Other real estate owned	4,200	7,126
Federal Home Loan Bank (FHLB) of Dallas stock and other restricted stock	26,870	29,184
Bank-owned life insurance (BOLI)	129,521	113,170
Deferred tax asset	13,180	9,763
Goodwill	721,797	621,458
Core deposit intangible, net	45,042	43,244
Other assets	51,713	34,119
Total assets	$9,849,965	$8,684,463

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$2,145,930	$1,907,770
Interest-bearing	5,591,864	4,725,052
Total deposits	7,737,794	6,632,822
FHLB advances	290,000	530,667
Other borrowings	137,316	136,911
Junior subordinated debentures	27,852	27,654
Other liabilities	50,570	20,391
Total liabilities	8,243,532	7,348,445
Commitments and contingencies
Stockholders’ equity:
Preferred stock (0 and 0 shares outstanding, respectively)	—	—
Common stock (30,600,582 and 28,254,893 shares outstanding, respectively)	306	283
Additional paid-in capital	1,317,616	1,151,990
Retained earnings	296,816	184,232
Accumulated other comprehensive loss	(8,305)	(487)
Total stockholders’ equity	1,606,433	1,336,018
Total liabilities and stockholders’ equity	$9,849,965	$8,684,463
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2018, 2017 and 2016
(Dollars in thousands, except per share information)

	Years ended December 31,
	2018	2017	2016
Interest income:
Interest and fees on loans	$384,791	$290,357	$203,577
Interest on taxable securities	14,007	8,229	2,681
Interest on nontaxable securities	4,580	3,877	1,768
Interest on interest-bearing deposits and other	3,912	5,451	2,023
Total interest income	407,290	307,914	210,049
Interest expense:
Interest on deposits	60,767	28,518	16,075
Interest on FHLB advances	10,264	5,858	4,119
Interest on other borrowings and repurchase agreements	8,398	6,898	5,428
Interest on junior subordinated debentures	1,609	1,162	621
Total interest expense	81,038	42,436	26,243
Net interest income	326,252	265,478	183,806
Provision for loan losses	9,860	8,265	9,440
Net interest income after provision for loan losses	316,392	257,213	174,366
Noninterest income:
Service charges on deposit accounts	14,224	12,955	7,222
Mortgage banking revenue	15,512	13,755	7,038
Gain on sale of loans	—	351	—
Gain (loss) on sale of branches	—	2,917	(43)
Gain (loss) on sale of other real estate	269	(160)	57
Gain on sale of repossessed assets	—	1,010	—
(Loss) gain on sale of securities available for sale	(581)	124	4
Gain (loss) on sale of premises and equipment	123	(21)	32
Increase in cash surrender value of BOLI	3,170	2,748	1,348
Other	9,507	7,608	3,897
Total noninterest income	42,224	41,287	19,555
Noninterest expense:
Salaries and employee benefits	111,697	95,741	66,762
Occupancy	24,786	22,079	16,101
Data processing	10,754	8,597	4,752
FDIC assessment	3,306	4,311	3,889
Advertising and public relations	1,907	1,452	1,107
Communications	3,353	2,860	2,116
Other real estate owned expenses, net	318	304	205
Impairment of other real estate	85	1,412	106
Core deposit intangible amortization	5,739	4,639	1,964
Professional fees	4,556	4,564	3,212
Acquisition expense, including legal	6,157	12,898	1,517
Other	25,961	17,956	12,059
Total noninterest expense	198,619	176,813	113,790
Income before taxes	159,997	121,687	80,131
Income tax expense	31,738	45,175	26,591
Net income	$128,259	$76,512	$53,540
Basic earnings per share	$4.33	$2.98	$2.89
Diluted earnings per share	$4.33	$2.97	$2.88
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2018, 2017 and 2016
(Dollars in thousands)

	Years ended December 31,
	2018	2017	2016
Net income	$128,259	$76,512	$53,540
Other comprehensive income (loss) before tax:
Change in net unrealized gains (losses) on available for sale securities during the year	(10,182)	1,067	(5,353)
Reclassification for amount realized through sales of securities available for sale included in net income	581	(124)	(4)
Other comprehensive income (loss) before tax	(9,601)	943	(5,357)
Income tax expense (benefit)	(2,016)	330	(1,875)
Other comprehensive income (loss), net of tax	(7,585)	613	(3,482)
Comprehensive income	$120,674	$77,125	$50,058
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2018, 2017 and 2016
(Dollars in thousands, except for par value, share and per share information)

	Preferred Stock $.01 Par Value 10 million shares authorized	Common Stock $.01 Par Value 100 million shares authorized		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance, December 31, 2015	$—	18,399,194	$184	$530,107	$70,698	$2,382	$603,371
Net income	—	—	—	—	53,540	—	53,540
Other comprehensive loss, net of tax	—	—	—	—	—	(3,482)	(3,482)
Common stock issued, net of offering costs of $1,071	—	400,000	4	19,925	—	—	19,929
Restricted stock forfeited	—	(25,102)	—	—	—	—	—
Restricted stock granted	—	96,220	1	(1)	—	—	—
Income tax deficiency on restricted stock vested	—	—	—	(137)	—	—	(137)
Stock based compensation expense	—	—	—	5,431	—	—	5,431
Preferred stock dividends	—	—	—	—	(8)	—	(8)
Cash dividends ($0.34 per share)	—	—	—	—	(6,279)	—	(6,279)
Balance, December 31, 2016	$—	18,870,312	$189	$555,325	$117,951	$(1,100)	$672,365
Net income	—	—	—	—	76,512	—	76,512
Other comprehensive income, net of tax	—	—	—	—	—	613	613
Stock issued for acquisition of bank, net of offering costs of $942	—	8,804,699	88	565,112	—	—	565,200
Common stock issued, net of offering costs of $525	—	448,500	5	26,811	—	—	26,816
Restricted stock forfeited	—	(2,543)	—	—	—	—	—
Restricted stock granted	—	130,722	1	(1)	—	—	—
Stock based compensation expense	—	—	—	4,688	—	—	4,688
Exercise of warrants	—	3,203	—	55	—	—	55
Cash dividends ($0.40 per share)	—	—	—	—	(10,231)	—	(10,231)
Balance, December 31, 2017	$—	28,254,893	$283	$1,151,990	$184,232	$(487)	$1,336,018
Cumulative effect of change in accounting principle	—	—	—	—	233	(233)	—
Net income	—	—	—	—	128,259	—	128,259
Other comprehensive loss, net of tax	—	—	—	—	—	(7,585)	(7,585)
Stock issued for acquisition of bank, net of offering costs of $209	—	2,071,981	21	157,033	—	—	157,054
Restricted stock forfeited	—	(3,845)	—	—	—	—	—
Restricted stock granted	—	130,212	1	(1)		—	—
Stock based compensation expense	—	—	—	6,062	—	—	6,062
Exercise of warrants	—	147,341	1	2,532	—	—	2,533
Cash dividends ($0.54 per share)	—	—	—	—	(15,908)	—	(15,908)
Balance, December 31, 2018	$—	30,600,582	$306	$1,317,616	$296,816	$(8,305)	$1,606,433
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2018, 2017 and 2016
(Dollars in thousands)

	Years ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$128,259	$76,512	$53,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	8,391	8,196	6,763
Accretion of income recognized on acquired loans	(13,523)	(7,833)	(4,482)
Amortization of core deposit intangibles	5,739	4,639	1,964
Amortization of premium on securities, net	3,316	3,629	2,230
Amortization of discount and origination costs on borrowings	633	505	241
Stock based compensation expense	6,062	4,688	5,431
Excess tax benefit on restricted stock vested	(646)	(1,323)	—
FHLB stock dividends	(791)	(448)	(261)
(Gain) loss on sale of premises and equipment	(123)	21	(32)
Gain on sale of loans	—	(351)	—
Gain (loss) on sale of branches	—	(2,917)	43
Loss (gain) on sale of securities available for sale	581	(124)	(4)
(Gain) loss on sale of other real estate owned	(269)	160	(57)
Gain recognized on sale of repossessed assets	—	(1,010)	—
Impairment of other real estate	85	1,412	106
Deferred tax expense (benefit)	1,937	17,054	(1,849)
Provision for loan losses	9,860	8,265	9,440
Increase in cash surrender value of BOLI	(3,170)	(2,748)	(1,348)
Net gain on loans held for sale	(13,794)	(9,160)	—
Originations of loans held for sale	(384,178)	(429,874)	(276,679)
Proceeds from sale of loans held for sale	404,447	422,409	279,183
Net change in other assets	(14,352)	(5,987)	(978)
Net change in other liabilities	20,277	(2,920)	7,026
Net cash provided by operating activities	158,741	82,795	80,277
Cash flows from investing activities:
Proceeds from maturities, calls and pay downs of securities available for sale	3,660,624	2,328,843	1,569,462
Proceeds from sale of securities available for sale	102,647	31,367	5,399
Purchases of securities available for sale	(3,674,396)	(2,472,799)	(1,625,416)
Purchases of certificates of deposit held in other banks	—	—	(2,707)
Proceeds from maturities of certificates of deposit held in other banks	11,760	747	61,746
Purchase of bank owned life insurance contracts	(5,000)	—	(15,000)
Purchases of FHLB stock and other restricted stock	(6,144)	(48)	(12,019)
Proceeds from redemptions of FHLB stock and other restricted stock	12,606	8,958	—
Proceeds from sale of loans	—	3,867	—
Net loans originated held for investment	(746,804)	(566,881)	(584,316)
Originations of mortgage warehouse purchase loans	(5,128,767)	(3,640,235)	—
Proceeds from pay-offs of mortgage warehouse purchase loans	5,123,171	3,575,863	—
Additions to premises and equipment	(38,110)	(13,193)	(6,139)
Proceeds from sale of premises and equipment	14,479	16	332
Proceeds from sale of other real estate owned	3,520	9,433	1,860
Proceeds from sale of repossessed assets	—	1,010	—
Capitalized additions to other real estate	—	(1,030)	—
Cash received from acquired bank	44,723	148,444	—
Cash paid in connection with acquisition	(31,016)	(17,773)	—
Selling costs paid in connection with branch sale	—	(235)	(107)
Net cash transferred in branch sale	—	(58,687)	(2,399)
Net cash used in investing activities	(656,707)	(662,333)	(609,304)

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
Years Ended December 31, 2018, 2017 and 2016
(Dollars in thousands)

	Years ended December 31,
	2018	2017	2016
Cash flows from financing activities:
Net increase in demand deposits, money market and savings accounts	363,003	610,279	521,100
Net increase (decrease) in time deposits	148,891	(210,382)	11,670
Repayments of FHLB advances	(1,985,667)	(130,079)	(402,579)
Proceeds from FHLB advances	1,685,000	200,000	575,000
Net change in repurchase agreements	—	(9,158)	8,528
Repayments of other borrowings	—	—	(5,798)
Proceeds from other borrowings, net of issuance costs	—	29,255	43,150
Proceeds from exercise of common stock warrants	2,533	55	—
Offering costs paid in connection with acquired bank	(209)	(942)	—
Proceeds from sale of common stock, net	—	26,816	19,929
Redemption of preferred stock	—	—	(23,938)
Dividends paid	(15,908)	(10,231)	(6,287)
Net cash provided by financing activities	197,643	505,613	740,775
Net change in cash and cash equivalents	(300,323)	(73,925)	211,748
Cash and cash equivalents at beginning of year	431,102	505,027	293,279
Cash and cash equivalents at end of year	$130,779	$431,102	$505,027
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
On June 1, 2018, the Company acquired Integrity Bancshares, Inc. (Integrity) and its wholly owned subsidiary, Integrity Bank, SSB, Houston, Texas. Integrity has been merged into the Company and dissolved and Integrity Bank has been merged with the Bank as of acquisition date. See Note 21, Business Combinations for more details of the Integrity acquisition.
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
Loans held for sale: The Company originates residential mortgage loans that may subsequently be sold to unaffiliated third parties. The Company elected the fair value option for certain residential mortgage loans held for sale originated after July 1, 2018 in accordance with ASC 825, Financial Instruments. This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC 815, Derivatives and Hedging. The Company has not elected the fair value option for other residential mortgage loans held for sale primarily because they are not economically hedged using derivative instruments. Mortgage loans originated and intended for sale not recorded under the fair value option are carried at the lower of aggregate cost or fair value, as determined by aggregate outstanding commitments from investors. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income. All mortgage loans held for sale are sold without servicing rights retained. Gains and losses on sales of loans are recognized in noninterest income at settlement dates and are determined by the difference between the sales proceeds and the carrying value of the loans.
Acquired loans: Acquired loans from the transactions accounted for as a business combination include both non-performing loans with evidence of credit deterioration since their origination date and performing loans. The Company is accounting for the non-performing loans acquired in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. The performing loans are being accounted for under ASC 310-20, Nonrefundable Fees and Other Costs, with the related difference in the initial fair value and unpaid principal balance (the discount) recognized as interest income on a level yield basis over the life of the loan. At the date of the acquisition, the acquired loans are recorded at their fair value with no valuation allowance.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Loans, net: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance, net of unearned interest, purchase premiums and discounts, deferred loan fees and an allowance for loan losses.
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
Management estimates losses on off-balance-sheet financial instruments using the same methodology as for portfolio loans. Estimated losses on off-balance-sheet financial instruments are recorded by charges to the provision for losses and credits to other liabilities in the Company's consolidated balance sheet. There were no estimated losses on off-balance sheet financial instruments as of December 31, 2018 or 2017.
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
Comprehensive income: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. Gains and losses on available for sale securities are reclassified to net income as the gains or losses are realized upon sale of the securities. The credit component of other than temporary impairment charges are reclassified to net income at the time of the charge.
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
Derivative financial instruments: The Company enters into certain derivative financial instruments: interest rate lock commitments, forward mortgage-backed securities trades and interest rate swaps. These financial instruments are not designated as hedging instruments and are used for asset and liability management related to the Company's mortgage banking activities and commercial customers' financing needs. All derivatives are carried at fair value in either other assets or other liabilities (see Note 18, Derivative Financial Instruments).
Mortgage banking: This revenue category reflects the Company's mortgage production revenue, including fees and income derived from mortgages originated with the intent to sell, gains on sales of mortgage loans and the initial and subsequent changes in the fair value of the mortgage derivatives. Interest earned on mortgage loans is recorded in interest income.
Revenue recognition: The Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) as of January 1, 2018 (See Note 2, Recent Accounting Pronouncements). ASC Topic 606, Revenue from Contracts with Customers, establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

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
Share repurchase program: The Company established share repurchase programs in prior years which would allow the Company to purchase its common stock in the open market or in privately negotiated transactions. In general, share repurchase programs allow the Company to proactively manage its capital position and return excess capital to shareholders. On October 24, 2018, the Company announced the reestablishment of its share repurchase program. The program authorizes the purchase by the Company of up to $75,000 of its common stock. The repurchase program is authorized to continue through October 1, 2019. No shares of Company stock were repurchased by the Company under this program during 2018.
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
Earnings per share: Basic earnings per common share are net income divided by the weighted average number of common shares outstanding during the period. The unvested share-based payment awards that contain rights to non forfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock warrants. The participating nonvested common stock was not included in dilutive shares as it was anti-dilutive for the years ended December 31, 2018 and 2017. Proceeds from the assumed exercise of dilutive stock warrants are assumed to be used to repurchase common stock at the average market price. No stock warrants remain outstanding as of December 31, 2018.
The following table presents a reconciliation of net income available to common shareholders and the number of shares used in the calculation of basic and diluted earnings per common share.

	Years ended December 31,
	2018	2017	2016
Basic earnings per share:
Net income	$128,259	$76,512	$53,540
Less: Preferred stock dividends	—	—	8
Net income after preferred stock dividends	128,259	76,512	53,532
Less:
Undistributed earnings allocated to participating securities	976	626	774
Dividends paid on participating securities	139	97	103
Net income available to common shareholders	$127,144	$75,789	$52,655
Weighted-average basic shares outstanding	29,341,843	25,394,079	18,198,578
Basic earnings per share	$4.33	$2.98	$2.89
Diluted earnings per share:
Net income available to common shareholders	$127,144	$75,789	$52,655
Weighted-average basic shares outstanding	29,341,843	25,394,079	18,198,578
Add dilutive stock warrants	—	106,070	86,646
Total weighted-average diluted shares outstanding	29,341,843	25,500,149	18,285,224
Diluted earnings per share	$4.33	$2.97	$2.88
Anti-dilutive participating securities	114,087	123,564	92,196

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Note 2. Recent Accounting Pronouncements
Adoption of new accounting standards
ASU 2014-09, Revenue from Contracts with Customers (Topic 606), ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU 2014-09 amends existing guidance related to revenue from contracts with customers. The amendments state that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 affects entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The Company's revenue consists of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-9, and non-interest income. The Company adopted ASU 2014-09 in the first quarter of 2018 using the modified retrospective approach effective on January 1, 2018 to all existing contracts with customers covered under the scope of the standard. The Company did not have an aggregate effect of modification resulting from the adoption of ASU 2014-09, and no financial statement line items were affected by this change in accounting standard. The newly applicable revenue disclosures have been included in the footnotes to these financial statements (see Note 1, Summary of Significant Accounting Policies).
ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU required that all equity investments be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). This ASU also required that an entity present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Additionally, this ASU required that public business entities base their fair value disclosures for financial instruments that are not measured at fair value in the financial statements on the exit price notion. The Company adopted ASU 2016-01 in the first quarter of 2018, and have estimated fair values of loans held for investment for the 2018 period on cash flows, adjusted for credit and prepayments, discounted using current market yields (see Note 17, Fair Value Measurements). The adoption of this ASU did not have a material impact on the Company’s financial statements.
ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. This ASU was intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows, including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims and distributions received from equity method investments. ASU 2016-15 became effective for the Company on January 1, 2018 and did not have a significant impact on its financial statements.
ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this update allow reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (TCJA) which was signed into law on December 22, 2017. The Company elected to early adopt ASU 2018-02 in the first quarter of 2018 and apply the guidance to the beginning of the period, effective January 1, 2018. The impact of adopting the amendment resulted in a cumulative effect adjustment to the consolidated balance sheet as of January 1, 2018 to reclassify approximately $233 of tax expense from accumulated other comprehensive loss to retained earnings as reflected in the accompanying Consolidated Statements of Changes in Stockholders' Equity.
Newly issued but not yet effective accounting standards
ASU 2016-02, Leases (Topic 842). This ASU will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under this guidance, lessor accounting is largely unchanged. This ASU is effective for annual and interim periods for the Company on January 1, 2019. The Company will adopt the standard by applying the alternative transition method whereby comparative periods will not be restated, and any cumulative effect adjustment to the opening balance of retained earnings would be recognized as of

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

January 1, 2019. The impact to retained earnings is expected to be immaterial. The Company also expects to elect the ASU’s package of three practical expedients, which allows the Company to forego a reassessment of (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) the initial direct costs for any existing leases. The Company also does not expect to apply the recognition requirements of the ASU to any short-term leases (as defined by related accounting guidance) and expects to account for lease and non-lease components separately because such amounts are readily determinable under most lease contracts and because we expect this election will result in a lower impact on our balance sheet. The Company has implemented a lease management system to assist in centralizing, maintaining and accounting for all leases and is finalizing its evaluation of the ASU on its financial statements and disclosures, as well as any additional changes to processes and internal controls to ensure we meet the ASU’s reporting and disclosure requirements. The Company currently expects to recognize right-of-use assets and related lease liabilities totaling approximately $26,800 and $21,900, respectively. The adoption of this ASU is not expected to have a significant impact on the Company’s consolidated statement of income. Presentation of leases within the consolidated statements of income and consolidated statements of cash flows will be generally consistent with the current lease accounting guidance.
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables and held-to-maturity debt securities. Under current US GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. This revised guidance will remove all recognition thresholds and will require companies to recognize an allowance for lifetime expected credit losses. Credit losses will be immediately recognized through net income; the amount recognized will be based on the current estimate of contractual cash flows not expected to be collected over the financial asset’s contractual term. ASU 2016-13 also amends the credit loss measurement guidance for available for sale debt securities. This ASU will be effective for the Company on January 1, 2020. The Company is currently evaluating the potential impact of ASU 2016-13 on its financial statements and has formed a cross-functional working group, under the direction of executive management including the Chief Financial Officer and Chief Risk Officer. The working group is comprised of individuals from various functional areas including credit, risk management, accounting and information technology, among others. The Company is currently working through its implementation plan which includes such things as assessment and documentation of processes, internal controls and data sources; model development and documentation; and system configuration. The Company is also in the process of implementing a third-party vendor solution to assist in the application of the ASU 2016-13. The adoption of ASU 2016-13 could result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, this ASU will necessitate that the Company establish an allowance for expected credit losses for certain debt securities and other financial assets. While the Company is currently unable to reasonably estimate the impact of adopting ASU 2016-13, the Company expects that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.
ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. This ASU simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in today’s two-step impairment test. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates today’s requirement to calculate a goodwill impairment charge using Step 2, which requires an entity to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount. ASU 2017-04 will be effective for the Company on January 1, 2020, with earlier adoption permitted and is not expected to have a significant impact on its financial statements.
ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. This ASU requires certain premiums on callable debt securities to be amortized to the earliest call date. The amortization period for callable debt securities purchased at a discount will not be impacted. Under current GAAP, premiums on callable debt securities are generally amortized over the contractual life of the security. ASU 2017-08 will be effective for the Company on January 1, 2019 and, upon adoption, the Company expects to recognize a cumulative effect adjustment reducing retained earnings by approximately $880, but otherwise is not expected to have a significant impact to the Company's consolidated financial statements and disclosures.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU refines and expand hedge accounting for both financial and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. ASU 2017-02 will be effective for the Company on January 1, 2019. The adoption of this ASC is not expected to have a significant impact on the Company's consolidated financial statements and disclosures.
ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. The guidance applies to nonemployee awards issued in exchange for goods or services used or consumed in an entity’s own operations and to awards granted by an investor to employees and nonemployees of an equity method investee for goods or services used or consumed in the investee’s operations. There are no new disclosure requirements. This ASU will be effective for the Company on January 1, 2019. The adoption of this ASU is not expected to have a significant impact on the Company’s financial statements and disclosures.

ASU 2018-13, Fair Value Measurement (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements on fair value measurements by requiring that Level 3 fair value disclosures include the range and weighted average of significant unobservable inputs used to develop those fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 will be effective for the Company on January 1, 2020, with early adoption permitted, and is not expected to have a significant impact on its financial statements and disclosures.

ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. This ASU will be effective for the Company on January 1, 2020, with early adoption permitted, and is not expected to have a significant impact on its financial statements and disclosures.

Note 3. Restrictions on Cash and Due From Banks
At December 31, 2018 and 2017, the Company had a reserve requirement of $35,952 and $36,321, respectively, with the Federal Reserve Bank.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Note 4. Statement of Cash Flows
The Company has chosen to report on a net basis its cash receipts and cash payments for time deposits accepted and repayments of those deposits, and loans made to customers and principal collections on those loans. The Company uses the indirect method to present cash flows from operating activities. Other supplemental cash flow information is presented below:

	Years ended December 31,
	2018	2017	2016
Cash transactions:
Interest expense paid	$79,509	$41,802	$25,015
Income taxes paid	$25,109	$34,161	$26,485
Noncash transactions:
Transfers of loans to other real estate owned	$410	$1,201	$1,713
Transfers of loans to other assets	$—	$—	$124
Excess tax deficiency on restricted stock vested	$—	$—	$(137)
Transfer of bank premises to other real estate	$—	$2,716	$—
Transfer of repurchase accounts to deposits	$—	$8,845	$20,688
Supplemental schedule of noncash investing activities from branch sales is as follows:

	Years ended December 31,
	2018	2017	2016
Noncash assets transferred:
Loans, including accrued interest	$—	$106,008	$2
Premises and equipment	—	7,473	2,193
Core deposit intangible, net	—	3,011	—
Other assets	—	74	—
Total assets	$—	$116,566	$2,195
Noncash liabilities transferred:
Deposits, including interest	$—	$178,279	$4,628
Other liabilities	—	129	30
Total liabilities	$—	$178,408	$4,658
Cash and cash equivalents transferred in branch sales	$—	$1,712	$208
Deposit premium received	$—	$7,107	$64
Cash paid to buyer, net of deposit premium	$—	$56,975	$2,191

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Supplemental schedule of noncash investing activities from acquisitions is as follows:

	Years ended December 31,
	2018	2017	2016
Noncash assets acquired
Certificates of deposit held in other banks	$—	$11,025	$—
Securities available for sale	24,721	336,540	—
Restricted stock	3,357	11,110	—
Loans	651,769	1,384,210	—
Premises and equipment	4,863	63,166	—
Other real estate owned	—	11,212	—
Goodwill	100,339	363,139	—
Core deposit intangibles	7,537	36,717	—
Bank owned life insurance	8,181	53,213	—
Other assets	6,385	25,379	—
Total assets	$807,152	$2,295,711	$—
Noncash liabilities assumed:
Deposits	$593,078	$1,825,181	$—
Repurchase agreements	—	18,003	—
FHLB advances	60,000	—	—
Junior subordinated debt	—	9,359	—
Other liabilities	10,518	7,697	—
Total liabilities	$663,596	$1,860,240	$—
Cash and cash equivalents acquired from acquisitions	$44,723	$148,444	$—
Cash paid to shareholders of acquired banks	$31,016	$17,773	$—
Fair value of common stock issued to shareholders of acquired bank	$157,263	$566,142	$—

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

In addition, the following measurement-period adjustments were made during the years ended December 31, 2018, 2017 and 2016 relating to Company acquisition activity:

	Years ended December 31,
	2018	2017	2016
Noncash assets acquired:
Loans	$—	$—	$735
Premises and equipment	—	—	—
Other real estate owned	—	—	—
Goodwill	—	—	(324)
Core deposit intangibles	—	—	(216)
Other assets	—	—	(175)
Total assets	$—	$—	$20
Noncash liabilities assumed:
Other liabilities	$—	$—	$20
Total liabilities	$—	$—	$20

Note 5. Securities Available for Sale
Securities available for sale have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at December 31, 2018 and 2017, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
December 31, 2018
U.S. treasuries	$30,110	$—	$(467)	$29,643
Government agency securities	152,969	80	(2,819)	150,230
Obligations of state and municipal subdivisions	187,366	727	(3,086)	185,007
Residential pass-through securities guaranteed by FNMA, GNMA, and FHLMC	326,168	128	(5,826)	320,470
	$696,613	$935	$(12,198)	$685,350
December 31, 2017
U.S. treasuries	$37,480	$—	$(326)	$37,154
Government agency securities	213,649	83	(2,223)	211,509
Obligations of state and municipal subdivisions	228,782	2,118	(1,287)	229,613
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC, FHR and GNR	274,356	1,229	(1,208)	274,377
Other securities	10,397	—	(48)	10,349
	$764,664	$3,430	$(5,092)	$763,002
Securities with a carrying amount of approximately $219,927 and $238,344 at December 31, 2018 and 2017, respectively, were pledged to secure public fund deposits.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Proceeds from sale of securities available for sale and gross gains and losses for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Years ended December 31,
	2018	2017	2016
Proceeds from sale	$102,647	$31,367	$5,399
Gross gains	$268	$176	$4
Gross losses	$849	$52	$—
The amortized cost and estimated fair value of securities available for sale at December 31, 2018, by contractual maturity, are shown below. Maturities of pass-through certificates will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2018
	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$40,616	$40,375
Due from one year to five years	156,743	154,139
Due from five to ten years	82,488	81,198
Thereafter	90,598	89,168
	370,445	364,880
Residential pass-through securities guaranteed by FNMA, GNMA, and FHLMC	326,168	320,470
	$696,613	$685,350

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

The number of securities, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2018 and 2017, are summarized as follows:

	Less Than 12 Months			Greater Than 12 Months			Total
Description of Securities	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Securities Available for Sale
December 31, 2018
U.S. treasuries	1	$9,749	$(6)	5	$19,894	$(461)	$29,643	$(467)
Government agency securities	4	6,068	(32)	43	126,745	(2,787)	132,813	(2,819)
Obligations of state and municipal subdivisions	88	32,493	(326)	218	105,817	(2,760)	138,310	(3,086)
Residential pass-through securities guaranteed by FNMA, GNMA, and FHLMC	56	112,114	(1,031)	101	186,713	(4,795)	298,827	(5,826)
	149	$160,424	$(1,395)	367	$439,169	$(10,803)	$599,593	$(12,198)

December 31, 2017
U.S. treasuries	7	$34,053	$(267)	1	$3,101	$(59)	$37,154	$(326)
Government agency securities	51	142,991	(1,155)	27	60,030	(1,068)	203,021	(2,223)
Obligations of state and municipal subdivisions	202	87,625	(564)	54	26,883	(723)	114,508	(1,287)
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC, FHR and GNR	55	125,970	(834)	10	25,398	(374)	151,368	(1,208)
Other securities	1	10,349	(48)	—	—	—	10,349	(48)
	316	$400,988	$(2,868)	92	$115,412	$(2,224)	$516,400	$(5,092)
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Note 6. Loans, Net and Allowance for Loan Losses
Loans, net at December 31, 2018 and 2017, consisted of the following:

	December 31,
	2018	2017
Commercial	$1,361,104	$1,059,984
Real estate:
Commercial	4,141,356	3,369,892
Commercial construction, land and land development	905,421	744,868
Residential	1,049,521	892,293
Single family interim construction	331,748	289,680
Agricultural	66,638	82,583
Consumer	31,759	34,639
Other	253	304
	7,887,800	6,474,243
Deferred loan fees	(3,303)	(2,568)
Allowance for loan losses	(44,802)	(39,402)
	$7,839,695	$6,432,273
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
Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. The Company’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. These cash flows, however, may not be as expected and the value of collateral securing the loans may fluctuate. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short term loans may be made on an unsecured basis. Additionally, our commercial loan portfolio includes loans made to customers in the energy industry, which is a complex, technical and cyclical industry. Experienced bankers with specialized energy lending experience originate our energy loans. Companies in this industry produce, extract, develop, exploit and explore for oil and natural gas. Loans are primarily collateralized with proven producing oil and gas reserves based on a technical evaluation of these reserves. At December 31, 2018 and 2017, there were approximately $135,034 and $106,060, respectively, of energy related loans outstanding. The Company has a mortgage warehouse purchase program which provides a mortgage warehouse lending vehicle to third party mortgage bankers across a broad geographic scale. The mortgage loans are underwritten, in part, on approved investor takeout commitments. These loans have a very short duration ranging between 10 days and 15 days. In some cases, loans to larger mortgage originators may be financed for up to 60 days. These loans are reported as commercial loans since the loans are secured by notes receivable, not real estate. As of December 31, 2018 and 2017, mortgage warehouse purchase loans outstanding totaled $170,290 and $164,694, respectively.
Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. Management monitors the diversification of the portfolio on a quarterly basis by type and geographic location. Management also tracks the level of owner occupied property versus non owner occupied property. At December 31, 2018, the portfolio consisted of approximately 33% of owner occupied property.

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
Most of the Company’s lending activity occurs within the State of Texas, primarily in the north, central and southeast Texas regions and the State of Colorado, specifically along the Front Range area. As of December 31, 2018, loans in the Colorado region represented about 6% of the total portfolio. A large percentage of the Company’s portfolio consists of commercial and residential real estate loans. As of December 31, 2018 and 2017, there were no concentrations of loans related to a single industry in excess of 10% of total loans.
The allowance for loan losses is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio.
The allowance is derived from the following two components: 1) allowances established on individual impaired loans, which are based on a review of the individual characteristics of each loan, including the customer’s ability to repay the loan, the underlying collateral values and the industry the customer operates and 2) allowances based on actual historical loss experience for the last three years for similar types of loans in the Company’s loan portfolio adjusted for primarily changes in the lending policies and procedures; collection, charge-off and recovery practices; nature and volume of the loan portfolio; change in value of underlying collateral; volume and severity of nonperforming loans; existence and effect of any concentrations of credit and the level of such concentrations and current, national and local economic and business conditions. This second component also includes an unallocated allowance to cover uncertainties that could affect management’s estimate of probable losses. The unallocated allowance reflects the imprecision inherent in the underlying assumptions used in the methodologies for estimating this component.
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
The Texas and Colorado economies, specifically the Company’s lending area of north, central and southeast Texas and the Colorado Front Range area, continued to be strong throughout 2018. The Texas economy, which is the second largest in the nation, and the Colorado economy are out-pacing the U.S. economy in job creation and employment growth. Overall, the forecast is positive with continued moderate growth in the manufacturing and service sectors and rising activity in the energy sector. While the current economic outlook remains optimistic, future and long-term concerns continue to include the tightening labor markets, decreased housing affordability, energy price volatility and trade uncertainty. The risk of loss associated with all segments of the portfolio could increase due to these factors.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

The economy and other risk factors are minimized by the Company’s underwriting standards which include the following principles: 1) financial strength of the borrower including strong earnings, high net worth, significant liquidity and acceptable debt to worth ratio, 2) managerial business competence, 3) ability to repay, 4) loan to value, 5) projected cash flow and 6) guarantor financial statements as applicable. The following is a summary of the activity in the allowance for loan losses by loan class for the years ended December 31, 2018, 2017 and 2016:

	Commercial	Commercial Real Estate, Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
Year ended December 31, 2018
Balance at the beginning of year	$10,599	$23,301	$3,447	$1,583	$250	$205	$(32)	$49	$39,402
Provision for loan losses	4,973	4,909	(124)	(181)	(9)	69	210	13	9,860
Charge-offs	(3,863)	(435)	(6)	—	—	(93)	(228)	—	(4,625)
Recoveries	84	20	3	—	—	5	53	—	165
Balance at the end of year	$11,793	$27,795	$3,320	$1,402	$241	$186	$3	$62	$44,802

Year ended December 31, 2017
Balance at the beginning of year	$8,593	$18,399	$2,760	$1,301	$207	$242	$29	$60	$31,591
Provision for loan losses	2,059	4,886	683	416	43	99	90	(11)	8,265
Charge-offs	(81)	(15)	—	(134)	—	(182)	(190)	—	(602)
Recoveries	28	31	4	—	—	46	39	—	148
Balance at the end of year	$10,599	$23,301	$3,447	$1,583	$250	$205	$(32)	$49	$39,402

Year ended December 31, 2016
Balance at the beginning of year	$10,573	$13,007	$2,339	$769	$215	$164	$8	$(32)	$27,043
Provision for loan losses	2,391	5,436	810	532	(8)	97	90	92	9,440
Charge-offs	(4,384)	(54)	(401)	—	—	(27)	(104)	—	(4,970)
Recoveries	13	10	12	—	—	8	35	—	78
Balance at the end of year	$8,593	$18,399	$2,760	$1,301	$207	$242	$29	$60	$31,591

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

The following table details the amount of the allowance for loan losses and recorded investment in loans by class as of December 31, 2018 and 2017:

	Commercial	Commercial Real Estate, Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
December 31, 2018
Allowance for losses:
Individually evaluated for impairment	$2,633	$—	$92	$—	$—	$2	$—	$—	$2,727
Collectively evaluated for impairment	9,115	27,795	3,228	1,402	241	184	3	62	42,030
Loans acquired with deteriorated credit quality	45	—	—	—	—	—	—	—	45
Ending balance	$11,793	$27,795	$3,320	$1,402	$241	$186	$3	$62	$44,802

Loans:
Individually evaluated for impairment	$7,288	$1,734	$1,943	$3,578	$—	$32	$—	$—	$14,575
Collectively evaluated for impairment	1,335,194	4,955,178	1,044,265	328,170	66,032	31,699	253	—	7,760,791
Acquired with deteriorated credit quality	18,622	89,865	3,313	—	606	28	—	—	112,434
Ending balance	$1,361,104	$5,046,777	$1,049,521	$331,748	$66,638	$31,759	$253	$—	$7,887,800

December 31, 2017
Allowance for losses:
Individually evaluated for impairment	$3,500	$311	$—	$—	$—	$2	$—	$—	$3,813
Collectively evaluated for impairment	7,099	22,990	3,447	1,583	250	203	(32)	49	35,589
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Ending balance	$10,599	$23,301	$3,447	$1,583	$250	$205	$(32)	$49	$39,402

Loans:
Individually evaluated for impairment	$10,297	$3,054	$1,727	$—	$—	$74	$—	$—	$15,152
Collectively evaluated for impairment	1,037,401	4,039,332	887,292	289,680	78,646	34,544	304	—	6,367,199
Acquired with deteriorated credit quality	12,286	72,374	3,274	—	3,937	21	—	—	91,892
Ending balance	$1,059,984	$4,114,760	$892,293	$289,680	$82,583	$34,639	$304	$—	$6,474,243

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Nonperforming loans by loan class (excluding loans acquired with deteriorated credit quality) at December 31, 2018 and 2017, are summarized as follows:

	Commercial	Commercial Real Estate, Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
December 31, 2018
Nonaccrual loans	$5,224	$1,329	$1,775	$3,578	$—	$32	$—	$11,938
Loans past due 90 days and still accruing	—	—	—	—	—	5	—	5
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	114	405	168	—	—	—	—	687
	$5,338	$1,734	$1,943	$3,578	$—	$37	$—	$12,630
December 31, 2017
Nonaccrual loans	$10,304	$2,716	$998	$—	$—	$55	$—	$14,073
Loans past due 90 days and still accruing	8	120	8	—	—	—	—	136
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	—	455	730	—	—	20	—	1,205
	$10,312	$3,291	$1,736	$—	$—	$75	$—	$15,414
The accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors that the borrower's financial condition, is such that collection of interest is doubtful. All interest accrued but not collected for loans that are placed on nonaccrual status or charged-off is reversed against interest income. Cash collections on nonaccrual loans are generally credited to the loan receivable balance, and no interest income is recognized on those loans until the principal balance has been collected. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Impaired loan information by loan class (excluding loans acquired with deteriorated credit quality) at December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016, is summarized as follows:

	Commercial	Commercial Real Estate, Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
December 31, 2018
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$6,416	$—	$134	$—	$—	$1	$—	$6,551
Impaired loans with no allowance for loan losses	872	1,734	1,809	3,578	—	31	—	8,024
Total	$7,288	$1,734	$1,943	$3,578	$—	$32	$—	$14,575
Unpaid principal balance of impaired loans	$9,822	$1,860	$2,056	$3,579	$—	$38	$—	$17,355
Allowance for loan losses on impaired loans	$2,633	$—	$92	$—	$—	$2	$—	$2,727
December 31, 2017
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$9,255	$1,793	$—	$—	$—	$2	$—	$11,050
Impaired loans with no allowance for loan losses	1,042	1,261	1,727	—	—	72	—	4,102
Total	$10,297	$3,054	$1,727	$—	$—	$74	$—	$15,152
Unpaid principal balance of impaired loans	$13,456	$3,124	$1,818	$—	$—	$197	$—	$18,595
Allowance for loan losses on impaired loans	$3,500	$311	$—	$—	$—	$2	$—	$3,813
For the year ended December 31, 2018
Average recorded investment in impaired loans	$8,919	$2,667	$2,033	$716	$—	$46	$—	$14,381
Interest income recognized on impaired loans	$119	$65	$81	$1	$—	$2	$—	$268
For the year ended December 31, 2017
Average recorded investment in impaired loans	$8,524	$3,690	$2,431	$177	$—	$218	$—	$15,040
Interest income recognized on impaired loans	$8	$428	$58	$—	$—	$5	$—	$499
For the year ended December 31, 2016
Average recorded investment in impaired loans	$11,783	$3,324	$2,773	$177	$34	$118	$—	$18,209
Interest income recognized on impaired loans	$58	$73	$97	$—	$—	$—	$—	$228
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

A “troubled debt restructured” loan is identified as impaired and measured for credit impairment as of each reporting period in accordance with the guidance in ASC 310-10-35. Modifications primarily relate to extending the amortization periods of the loans and interest rate concessions. The majority of these loans were identified as impaired prior to restructuring; therefore, the modifications did not materially impact the Company’s determination of the allowance for loan losses. The recorded investment in troubled debt restructurings, including those on nonaccrual, was $1,925 and $3,028 as of December 31, 2018 and 2017, respectively.
Following is a summary of loans modified under troubled debt restructurings during the years ended December 31, 2018 and 2017:

	Commercial	Commercial Real Estate, Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
Troubled debt restructurings during the year ended December 31, 2018
Number of contracts	1	—	—	—	—	—	—	1
Pre-restructuring outstanding recorded investment	$114	$—	$—	$—	$—	$—	$—	$114
Post-restructuring outstanding recorded investment	$114	$—	$—	$—	$—	$—	$—	$114

Troubled debt restructurings during the year ended December 31, 2017
Number of contracts	1	—	1	—	—	1	—	3
Pre-restructuring outstanding recorded investment	$873	$—	$465	$—	$—	$22	$—	$1,360
Post-restructuring outstanding recorded investment	$873	$—	$465	$—	$—	$22	$—	$1,360
At December 31, 2018 and 2017, there were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the years ended December 31, 2018 and 2017. At December 31, 2018 and 2017, the Company had no commitments to lend additional funds to any borrowers with loans whose terms have been modified under troubled debt restructurings.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents information regarding the aging of past due loans by loan class as of December 31, 2018 and 2017:

	Loans 30-89 Days Past Due	Loans 90 or More Past Due	Total Past Due Loans	Current Loans	Total Loans
December 31, 2018
Commercial	$15,426	$4,366	$19,792	$1,322,690	$1,342,482
Commercial real estate, construction, land and land development	3,435	—	3,435	4,953,477	4,956,912
Residential real estate	4,199	1,035	5,234	1,040,974	1,046,208
Single-family interim construction	774	3,578	4,352	327,396	331,748
Agricultural	—	—	—	66,032	66,032
Consumer	135	35	170	31,561	31,731
Other	—	—	—	253	253
	23,969	9,014	32,983	7,742,383	7,775,366
Acquired with deteriorated credit quality	2,939	957	3,896	108,538	112,434
	$26,908	$9,971	$36,879	$7,850,921	$7,887,800
December 31, 2017
Commercial	$730	$10,300	$11,030	$1,036,668	$1,047,698
Commercial real estate, construction, land and land development	4,083	1,944	6,027	4,036,359	4,042,386
Residential real estate	6,269	138	6,407	882,612	889,019
Single-family interim construction	1,436	—	1,436	288,244	289,680
Agricultural	—	—	—	78,646	78,646
Consumer	373	47	420	34,198	34,618
Other	—	—	—	304	304
	12,891	12,429	25,320	6,357,031	6,382,351
Acquired with deteriorated credit quality	2,748	4,013	6,761	85,131	91,892
	$15,639	$16,442	$32,081	$6,442,162	$6,474,243
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
A summary of loans by credit quality indicator by class as of December 31, 2018 and 2017, is as follows:

	Pass	Pass/ Watch	Special Mention	Substandard	Doubtful	Total
December 31, 2018
Commercial	$1,279,024	$18,378	$30,783	$32,919	$—	$1,361,104
Commercial real estate, construction, land and land development	4,895,217	81,693	40,601	29,266	—	5,046,777
Residential real estate	1,038,283	3,617	707	6,914	—	1,049,521
Single-family interim construction	327,939	—	231	3,578	—	331,748
Agricultural	61,055	2,918	2,093	572	—	66,638
Consumer	31,559	67	—	133	—	31,759
Other	253	—	—	—	—	253
	$7,633,330	$106,673	$74,415	$73,382	$—	$7,887,800
December 31, 2017
Commercial	$989,953	$35,105	$3,737	$31,189	$—	$1,059,984
Commercial real estate, construction, land and land development	4,040,385	46,288	11,915	16,172	—	4,114,760
Residential real estate	883,653	2,722	462	5,456	—	892,293
Single-family interim construction	288,020	1,660	—	—	—	289,680
Agricultural	59,392	5,762	13,802	3,627	—	82,583
Consumer	34,510	25	4	100	—	34,639
Other	304	—	—	—	—	304
	$6,296,217	$91,562	$29,920	$56,544	$—	$6,474,243
The Company has acquired certain loans which experienced credit deterioration since origination (purchase credit impaired (PCI) loans).
The Company has included PCI loans in the above grading tables. The following provides additional detail on the grades applied to those loans at December 31, 2018 and December 31, 2017:

	Pass	Pass/ Watch	Special Mention	Substandard	Doubtful	Total
December 31, 2018	$40,940	$32,427	$14,817	$24,250	$—	$112,434
December 31, 2017	36,928	32,674	2,662	19,628	—	91,892
PCI loans may remain on accrual status to the extent the company can reasonably estimate the amount and timing of expected future cash flows. At December 31, 2018 and December 31, 2017, nonaccrual PCI loans were $6,996 and $7,889, respectively.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Accretion on PCI loans is based on estimated future cash flows, regardless of contractual maturity. The following table summarizes the outstanding balance and related carrying amount of purchased credit impaired loans as of the respective acquisition date for the acquisitions occurring in 2018 and 2017.

	Acquisition Date
	June 1, 2018	April 1, 2017
	Integrity Bancshares, Inc.	Carlile Bancshares, Inc.
Outstanding balance	$57,317	$101,153
Nonaccretable difference	(9,969)	(14,700)
Accretable yield	(128)	(685)
Carrying amount	$47,220	$85,768
The carrying amount of acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at December 31, 2018 and 2017, were as follows:

	December 31,
	2018	2017
Outstanding balance	$129,333	$105,685
Carrying amount	112,434	91,892
There was an allocation of $45 and $0 established in the allowance for loan losses related to PCI loans at December 31, 2018 and 2017, respectively.
The changes in accretable yield during the years ended December 31, 2018 and 2017 in regard to loans transferred at acquisition for which it was probable that all contractually required payments would not be collected are presented in the table below.

	2018	2017
Balance at January 1	$1,546	$1,526
Additions	128	685
Accretion	(1,557)	(665)
Net transfers to/from nonaccretable	1,319	—
Balance at December 31	$1,436	$1,546

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Note 7. Premises and Equipment, Net
Premises and equipment, net at December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018	2017
Land	$43,746	$45,048
Building	93,793	107,144
Furniture, fixtures and equipment	34,602	31,290
Aircraft	8,947	8,807
Leasehold and tenant improvements	4,638	2,077
Construction in progress	32,399	252
	218,125	194,618
Less accumulated depreciation	(50,259)	(46,783)
	$167,866	$147,835
Depreciation expense amounted to $8,391, $8,196 and $6,763 for the years ended December 31, 2018, 2017 and 2016, respectively.

Note 8. Goodwill and Core Deposit Intangible, Net
At December 31, 2018 and 2017, goodwill totaled $721,797 and $621,458, respectively. In 2018, the Company recorded goodwill of $100,339 relating to the Integrity Bancshares, Inc. acquisition (see Note 21, Business Combinations).
The following is a summary of core deposit intangible activity:

	December 31,
	2018	2017
Core deposit intangible, beginning of the year	$56,354	$22,803
Additions: Integrity and Carlile acquisitions	7,537	36,717
Deletions: branch disposals	—	(3,166)
Core deposit intangible, end of the year	63,891	56,354
Less accumulated amortization	(18,849)	(13,110)
	$45,042	$43,244
Amortization of the core deposit intangible amounted to $5,739, $4,639 and $1,964 for the years ended December 31, 2018, 2017 and 2016, respectively. The remaining weighted average amortization period is 7.9 years as of December 31, 2018.
The future amortization expense related to core deposit intangible remaining at December 31, 2018 is as follows:

First year	$6,009
Second year	5,978
Third year	5,888
Fourth year	5,799
Fifth year	5,747
Thereafter	15,621
$45,042

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Note 9. Deposits
Deposits at December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018		2017
	Amount	Percent	Amount	Percent
Noninterest-bearing demand accounts	$2,145,930	27.7%	$1,907,770	28.7%
Interest-bearing checking accounts	2,892,318	37.4	2,956,196	44.6
Savings accounts	293,108	3.8	283,036	4.3
Limited access money market accounts	1,286,135	16.6	591,421	8.9
Certificates of deposit and individual retirement accounts (IRA), less than $250,000	559,016	7.2	456,018	6.9
Certificates of deposit and individual retirement accounts (IRA), $250,000 and greater	561,287	7.3	438,381	6.6
	$7,737,794	100.0%	$6,632,822	100.0%
At December 31, 2018, the scheduled maturities of certificates of deposit, including IRAs, were as follows:

First year	$913,746
Second year	143,721
Third year	36,249
Fourth year	12,620
Fifth year	13,967
Thereafter	—
$1,120,303
Brokered deposits at December 31, 2018 and 2017 totaled $356,282 and $400,144, respectively.

Note 10. Federal Home Loan Bank Advances
At December 31, 2018, the Company has advances from the FHLB of Dallas under note payable arrangements with maturities which range from January 2, 2019 to July 6, 2021. Interest payments on these notes are made monthly. The weighted average interest rate of all notes was 2.17% and 1.43% at December 31, 2018 and 2017, respectively. The balances outstanding on these advances were $290,000 and $530,667 at December 31, 2018 and 2017, respectively.
Contractual maturities of FHLB advances at December 31, 2018 were as follows:

First year	$115,000
Second year	150,000
Third year	25,000
Fourth year	—
Fifth year	—
Thereafter	—
$290,000
The advances are secured by FHLB stock owned by the Company and a blanket lien on certain loans with an aggregate available carrying value of $2,821,112 at December 31, 2018. The Company had remaining credit available under the

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

FHLB advance program of $1,951,066 at December 31, 2018.
At December 31, 2018, the Company had $729,875 in undisbursed advance commitments (letters of credit) with the FHLB. As of December 31, 2018, these commitments mature on various dates from January 2019 through July 2020. The FHLB letters of credit were obtained in lieu of pledging securities to secure public fund deposits that are over the FDIC insurance limit. At December 31, 2018, there were no disbursements against the advance commitments.

Note 11. Other Borrowings
Other borrowings at December 31, 2018 and 2017 consisted of the following:

	December 31,
	2018	2017
Unsecured subordinated debentures (notes) in the amount of $110,000. The balance of borrowings at December 31, 2018 and 2017 is net of discount and origination costs of $1,986 and $2,344, respectively. Interest payments of 5.875% are made semiannually on February 1 and August 1. The maturity date is August 1, 2024. The notes may not be redeemed prior to maturity and meet the criteria to be recognized as Tier 2 capital for regulatory purposes.	$108,014	$107,656
Unsecured subordinated debentures (notes) in the amount of $30,000. The balance of borrowings at December 31, 2018 and 2017 is net of origination costs of $698 and $745, respectively. Interest payments of 5.00% fixed rate are made semiannually on June 30 and December 31 through December 31, 2022. Thereafter, floating rate payments of 3 month LIBOR plus 2.83% are made quarterly in arrears on March 31, June 30, September 30, and December 31 through March 31, 2028. The maturity date is December 31, 2027 with an optional redemption at December 31, 2022. The notes meet the criteria to be recognized as Tier 2 capital for regulatory purposes.
	29,302	29,255
	$137,316	$136,911
At December 31, 2018 and 2017, other borrowings included amounts owed to related parties of $50.
In December 2017, the Company issued $30,000 in aggregate principal of 5.00% fixed and floating rate subordinated notes due December 31, 2027. The notes were sold at par.
The Company has a $50,000 unsecured revolving line of credit with an unrelated commercial bank at December 31, 2018. The line bears interest at LIBOR plus 2.50% and matures January 29, 2019. As of December 31, 2018 and 2017, there was no outstanding balance on the line. The Company is required to meet certain financial covenants on a quarterly basis, which includes maintaining $5,000 in cash at Independent Bank Group and meeting minimum capital ratios. Subsequent to December 31, 2018, the Company renewed and amended the line (see Note 24, Subsequent Events).
The Company has established federal funds lines of credit notes with ten and nine unaffiliated banks totaling $365,000 and $225,000 of borrowing capacity at December 31, 2018 and 2017, respectively. At December 31, 2018, three of the lines totaling $45,000 have stated maturity dates in August and September 2019. The remaining lines have no stated maturity date and the lenders may terminate the lines at any time without notice. The lines are provided on an unsecured basis and must be repaid the following business day from when the funds were borrowed. There were no borrowings against the lines at December 31, 2018 and 2017.
In addition, the Company maintains a secured line of credit with the Federal Reserve Bank with an availability to borrow approximately $738,919 and $552,181 at December 31, 2018 and 2017, respectively. Approximately $978,266 and $740,639 of commercial loans were pledged as collateral at December 31, 2018 and 2017, respectively. There were no borrowings against this line as of December 31, 2018 and 2017.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

The Company also participates in an exchange that provides direct overnight borrowings with other financial institutions. The funds are provided on an unsecured basis. Borrowing availability totaled $204,000 and $60,000 at December 31, 2018 and 2017, respectively. There were no borrowings as of December 31, 2018 and 2017.

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
As of December 31, 2018 and 2017, the carrying amount of debentures outstanding totaled $27,852 and $27,654, respectively. As a result of the Carlile acquisition during 2017 (see Note 21, Business Combinations), the Company assumed subordinated obligations for two statutory Trusts. At acquisition date, the total debt for these two Trusts was recorded at fair value with a recorded discount totaling $4,045, which will be amortized back to par value over the estimated lives of the instruments. During 2018 and 2017, $198 and $149, respectively, was amortized into interest expense related to the discount recorded.
Information regarding the Debentures as of December 31, 2018 consisted of the following:

	Junior Subordinated Debentures Owed to Trusts	Carrying Value	Repricing Frequency	Interest Rate	Interest Rate Index	Maturity Date
IB Trust I	$5,155	$5,155	Quarterly	5.79%	LIBOR + 3.25%	March 2033
IB Trust II	3,093	3,093	Quarterly	5.29	LIBOR + 2.85	March 2034
IB Trust III	3,712	3,712	Quarterly	5.05	LIBOR + 2.40	December 2035
IB Centex Trust I	2,578	2,578	Quarterly	5.90	LIBOR + 3.25	February 2035
Community Group Statutory Trust I	3,609	3,609	Quarterly	4.39	LIBOR + 1.60	June 2037
Northstar Trust II	5,155	3,739	Quarterly	4.46	LIBOR + 1.67	June 2037
Northstar Trust III	8,248	5,966	Quarterly	4.46	LIBOR + 1.67	September 2037
	$31,550	$27,852

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Note 13. Income Taxes
The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, made significant changes to the U.S. tax law, including the reduction of the corporate income tax rate from 35% to 21%.
Income tax expense for the years ended December 31, 2018, 2017 and 2016 was as follows:

	Years ended December 31,
	2018	2017	2016
Current income tax expense	$29,801	$28,121	$28,440
Deferred income tax expense (benefit)	2,000	11,526	(1,849)
Deferred income tax (benefit) expense related to remeasurement of deferred taxes	(63)	5,528	—
Income tax expense, as reported	$31,738	$45,175	$26,591
A reconciliation between reported income tax expense and the amounts computed by applying the U.S. federal statutory income tax rate of 21% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017 and 2016 to income before income taxes is presented below:

	Years ended December 31,
	2018	2017	2016
Income tax expense computed at the statutory rate	$33,599	$42,590	$28,046
Tax-exempt interest income from municipal securities	(962)	(1,357)	(619)
Tax-exempt loan income	(490)	(435)	(436)
Bank owned life insurance income	(666)	(962)	(472)
Non-deductible acquisition expenses	142	491	—
State taxes, net of federal benefit	375	241	—
Net tax benefit from stock based compensation	(646)	(1,323)	—
Deferred tax adjustment related to reduction in U.S. Federal statutory income tax rate	(63)	5,528	—
Other	449	402	72
	$31,738	$45,175	$26,591
As ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted, the Company remeasured its deferred tax assets and liabilities based upon the newly enacted U.S. statutory federal income tax rate of 21%, which is the tax rate at which these assets and liabilities are expected to reverse in the future and, as noted above, recognized a tax expense related to the remeasurement of $5,528 in 2017. In accordance with the SEC Staff Accounting Bulletin No. 118 (SAB 118), which provides for a one year measurement period from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes, an additional net tax benefit resulting from the finalization of those calculations of $63 was recorded in 2018.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Components of deferred tax assets and liabilities are presented in the table below. As a result of the Tax Cuts and Jobs Act, deferred taxes as of December 31, 2018 and 2017 are based on the newly enacted U.S. statutory federal income tax rate of 21%.

	December 31,
	2018	2017
Deferred tax assets:
Allowance for loan losses	$9,496	$8,365
NOL and tax credit carryforwards from acquisitions	4,810	6,791
Net unrealized loss on available for sale securities	2,365	349
Acquired loan fair market value adjustments	6,090	5,214
Restricted stock	987	791
Reserve for bonuses	1,646	479
Deferred loan fees	700	545
Securities	273	265
Start up costs	274	281
Other real estate owned	273	402
Unearned bankcard income	160	244
Deferred compensation	1,266	492
Noncompete agreements	552	526
Nonaccrual loans	470	414
Other	303	310
	29,665	25,468
Deferred tax liabilities:
Premises and equipment	(5,242)	(5,128)
Core deposit intangibles	(9,547)	(9,181)
Acquired junior subordinated debentures fair value adjustment	(777)	(818)
FHLB stock	(250)	(204)
Prepaids	(190)	(153)
Acquired tax goodwill	(232)	(111)
Other	(247)	(110)
	(16,485)	(15,705)
Net deferred tax asset	$13,180	$9,763
At December 31, 2018, the Company had federal net operating loss carryforwards of approximately $18,822 which expire in various years from 2021 to 2032, federal tax credit carryovers of approximately $132 which will never expire and state net operating loss carryforwards of approximately $19,821 which expire in various years from 2030 to 2036. Deferred tax assets are recognized for net operating losses because the benefit is more likely than not to be realized. No valuation allowance for deferred tax assets was recorded at December 31, 2018 or 2017 as management believes it is more likely than not that all of the deferred tax assets will be realized.
The Company does not have any material uncertain tax positions and does not have any interest and penalties recorded in the income statement for the years ended December 31, 2018, 2017 and 2016. The Company files a consolidated income tax return in the US federal tax jurisdiction. The Company is no longer subject to examination by the US federal tax jurisdiction for years prior to 2015.

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
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of this instrument. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At December 31, 2018 and 2017, the approximate amounts of these financial instruments were as follows:

	December 31,
	2018	2017
Commitments to extend credit	$1,761,724	$1,286,704
Standby letters of credit	14,997	10,532
	$1,776,721	$1,297,236
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
Letters of credit are written conditional commitments used by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan arrangements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table above. If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of December 31, 2018 and 2017, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.
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
Lease Commitments
The Company leases certain branch facilities and other facilities. Rent expense related to these leases amounted to $3,758, $3,073 and $2,114 for the years ended December 31, 2018, 2017 and 2016, respectively.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

At December 31, 2018, minimum future rental payments due under noncancelable lease commitments were as follows:

First year	$3,968
Second year	3,853
Third year	3,698
Fourth year	3,221
Fifth year	2,502
Thereafter	7,863
$25,105

It is expected that certain leases will be renewed as these leases expire. The Company leases office space in certain locations to other unaffiliated tenants. Rental income of $456 was recognized during 2018. This rental income is recorded in the consolidated statement of income as an offset to occupancy expense. Aggregate future minimum rentals to be received under noncancelable subleases greater than one year at December 31, 2018, were $1,311.
During third quarter 2018, the Company sold its existing corporate headquarters to an unaffiliated third party and executed a five year leaseback with the buyer. In connection with the sale and subsequent leaseback, the Company agreed to a prepayment of $7,822 which represents $5,222 in base rent and $2,600 in operating expenses, as defined under the terms of the lease. Such prepaid is reflected in other assets in the consolidated balance sheet and totaled $7,375, of which $4,931 relates to base rent, as of December 31, 2018. The base rent prepaid has been excluded from the above table of minimum future rental payments due under noncancelable leases.

Note 15. Related Party Transactions
In the ordinary course of business, the Company has and expects to continue to have transactions, including loans to its officers, directors and their affiliates. In the opinion of management, such transactions are on the same terms as those prevailing at the time for comparable transactions with unaffiliated persons. Loan activity for officers, directors and their affiliates for the year ended December 31, 2018 is as follows:

Balance at beginning of year	$63,916
New loans	26,701
Repayments	(9,247)
Changes in affiliated persons	(22,403)
Balance at end of year	$58,967
See Note 11, Other Borrowings, for related party borrowings.

Note 16. Employee Benefit Plans
The Company has a 401(k) profit sharing plan (Plan) which covers employees over the age of eighteen who have completed ninety days of credited service, as defined by the Plan. The Plan provides for “before tax” employee contributions through salary reduction contributions under Section 401(k) of the Internal Revenue Code. A participant may choose a salary reduction not to exceed the dollar limit set by law each year ($18.5 in 2018). Contributions by the Company and by participants are immediately fully vested. In July 2018, the Plan was modified to provide for the Company to make 401(k) matching contributions of 100%, but limited to 6% of the participant's eligible salary. Previously, the Plan provided for the Company to make 401(k) matching contributions ranging from 50% to 100% depending upon the employee's years of service, but limited to 6% of the participant's eligible salary. The Plan also provides for the Company to make additional discretionary contributions to

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

the Plan. The Company made contributions of approximately $3,280, $2,070 and $1,393 for the years ended December 31, 2018, 2017 and 2016, respectively.

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
The Company elected the fair value option for certain residential mortgage loans held for sale originated after July 1, 2018 in accordance with ASC 825, Financial Instruments. This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC 815, Derivatives and Hedging. The Company has not elected the fair value option for other residential mortgage loans held for sale primarily because they are not economically hedged using derivative instruments. See below and Note 18, Derivative Financial Instruments, for additional information.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Assets and Liabilities Measured on a Recurring Basis
The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of December 31, 2018 and 2017 by level within the ASC Topic 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Assets:
Investment securities available for sale:
U.S. treasuries	$29,643	$—	$29,643	$—
Government agency securities	150,230	—	150,230	—
Obligations of state and municipal subdivisions	185,007	—	185,007	—
Residential pass-through securities guaranteed by FNMA, GNMA, and FHLMC	320,470	—	320,470	—
Total investment securities available for sale	$685,350	$—	$685,350	$—

Loans held for sale, fair value option elected (1)	$27,871	$—	$27,871	$—
Derivative financial instruments:
Interest rate lock commitments	822	—	822	—
Loan customer counterparty	360	—	360	—
Financial institution counterparty	109	—	109	—
Liabilities:
Derivative financial instruments:
Forward mortgage-backed securities trades	226	—	226	—
Loan customer counterparty	108	—	108	—
Financial institution counterparty	406	—	406	—
December 31, 2017
Assets:
Investment securities available for sale:
U.S. treasuries	$37,154	$—	$37,154	$—
Government agency securities	211,509	—	211,509	—
Obligations of state and municipal subdivisions	229,613	—	229,613	—
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC, FHR and GNR	274,377	—	274,377	—
Other securities	10,349	10,349	—	—
Total investment securities available for sale	$763,002	$10,349	$752,653	$—
(1) At December 31, 2018, loans held for sale for which the fair value option was elected had an aggregate outstanding principal balance of $26,594. There were no mortgage loans held for sale under the fair value option that were 90 days or greater past due or on nonaccrual at December 31, 2018.
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
Certain mortgage loans held for sale are measured at fair value on a recurring basis due to the Company's election to adopt fair value accounting treatment for those loans originated after July 1, 2018 for which the Company has entered into certain derivative financial instruments as part of its mortgage banking and related risk management activities. These instruments include interest rate lock commitments and mandatory forward commitments to sell these loans to investors known as forward mortgage-backed securities trades. Such mortgage loans held for sale, which are sold on a servicing released basis, are valued using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted to credit risk and other individual loan characteristics. As these prices are derived from market observable inputs, the Company classifies these valuations as Level 2 in the fair value disclosures. For mortgage loans held for sale for which the fair value option was elected, the earned current contractual interest payment is recognized in interest income, loan origination costs and fees on fair value option loans are recognized in earnings as incurred and not deferred. The Company has no continuing involvement in any residential mortgage loans sold.
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
The Company also enters into certain interest rate derivative positions that are not designated as hedging instruments. The estimated fair value of these commercial loan interest rate swaps are obtained from a pricing service that provides the swaps' unwind value (Level 2 inputs). See Note 18, Derivative Financial Instruments, for more information.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Assets and Liabilities Measured on a Nonrecurring Basis
In accordance with ASC Topic 820, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at December 31, 2018 and 2017, for which a nonrecurring change in fair value has been recorded:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Period Ended Total Losses
December 31, 2018
Assets:
Impaired loans	$3,824	$—	$—	$3,824	$2,227

December 31, 2017
Assets:
Impaired loans	$7,237	$—	$—	$7,237	$3,719
Other real estate owned	1,726	—	—	1,726	375
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
In addition, mortgage loans held for sale not recorded under the fair value option are required to be measured at the lower of cost or fair value. The fair value of these loans is based upon binding quotes or bids from third party investors. As of December 31, 2018 and 2017, all mortgage loans held for sale not recorded under the fair value option were recorded at cost.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Fair Value of Financial Instruments not Recorded at Fair Value
The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instruments that are reported at amortized cost on the Company's consolidated balance sheets were as follows at December 31, 2018 and 2017:

			Fair Value Measurements at Reporting Date Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2018
Financial assets:
Cash and cash equivalents	$130,779	$130,779	$130,779	$—	$—
Certificates of deposit held in other banks	1,225	1,224	—	1,224	—
Loans held for sale, at cost	4,856	4,974	—	4,974	—
Loans, net	7,839,695	7,807,823	—	7,803,999	3,824
FHLB of Dallas stock and other restricted stock	26,870	26,870	—	26,870	—
Accrued interest receivable	24,253	24,253	—	24,253	—
Financial liabilities:
Deposits	7,737,794	7,750,059	—	7,750,059	—
Accrued interest payable	6,183	6,183	—	6,183	—
FHLB advances	290,000	287,450	—	287,450	—
Other borrowings	137,316	138,450	—	138,450	—
Junior subordinated debentures	27,852	31,370	—	31,370	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2017
Financial assets:
Cash and cash equivalents	$431,102	$431,102	$431,102	$—	$—
Certificates of deposit held in other banks	12,985	13,049	—	13,049	—
Loans held for sale, at cost	39,202	40,436	—	40,436	—
Loans, net	6,432,273	6,350,416	—	6,343,179	7,237
FHLB of Dallas stock and other restricted stock	29,184	29,184	—	29,184	—
Accrued interest receivable	20,835	20,835	—	20,835	—
Financial liabilities:
Deposits	6,632,822	6,637,813	—	6,637,813	—
Accrued interest payable	4,654	4,654	—	4,654	—
FHLB advances	530,667	526,514	—	526,514	—
Other borrowings	136,911	141,650	—	141,650	—
Junior subordinated debentures	27,654	20,008	—	20,008	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

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
Certificates of deposit held in other banks: The fair value of certificates of deposit held in other banks is based upon current market rates.
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
The following table provides the outstanding notional balances and fair values of outstanding derivative positions at December 31, 2018:

	December 31, 2018
	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value

Interest rate lock commitments	$20,306	$822	$—
Forward mortgage-backed securities trades	27,500	—	226
Commercial loan interest rate swaps:
Loan customer counterparty	25,055	360	108
Financial institution counterparty	25,055	109	406
The credit exposure related to interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $469 at December 31, 2018.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Income (loss) for the year ended December 31, 2018 was as follows:

Year ended December 31,
2018
Derivatives not designated as hedging instruments
Interest rate lock commitments	$822
Forward mortgage-backed securities trades	(226)

Note 19. Stock Awards and Stock Warrants
The Company grants common stock awards to certain employees of the Company. The common stock awards issued prior to 2013 vest five years from the date the award was granted and the related compensation expense is recognized over the vesting period. In connection with the Company's initial public offering in April 2013, the Board of Directors adopted the 2013 Equity Incentive Plan. Under this plan, the Compensation Committee may grant awards in the form of restricted stock, restricted stock rights, restricted stock units, qualified and nonqualified stock options, performance-based share awards and other equity-based awards. In May 2018, the shareholders of the Company voted to amend the plan to increase the reserved shares of common stock to be awarded by the Company's compensation committee by 1,500,000 for a total of 2,300,000 reserved shares. As of December 31, 2018, there were 1,581,608 shares remaining available for grant for future awards. The shares currently issued under the 2013 Plan are restricted and will vest evenly over the required employment period, generally ranging from three to five years. Shares granted under a previous plan prior to 2012 and those in and subsequent to 2013 under the 2013 Equity Incentive Plan were issued at the date of grant and receive dividends. Shares issued under a revised plan in 2012 are not outstanding shares of the Company until they vest and do not receive dividends. During the year ended December 31, 2017, 25,760 shares that were issued under the 2012 Plan vested during the period. All stock awards issued under expired plans prior to 2013 are fully vested.
The following table summarizes the activity in nonvested shares for the years ended December 31, 2018 and 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2017	242,056	$49.17
Granted during the period	130,212	71.85
Vested during the period	(115,520)	44.36
Forfeited during the period	(3,845)	64.47
Nonvested shares, December 31, 2018	252,903	$62.81

Nonvested shares, December 31, 2016	280,524	$36.88
Granted during the period	104,962	61.89
Vested during the period	(140,887)	34.18
Forfeited during the period	(2,543)	48.29
Nonvested shares, December 31, 2017	242,056	$49.17
Compensation expense related to these awards is recorded based on the fair value of the award at the date of grant and totaled $6,062, $4,688 and $5,431 for the years ended December 31, 2018, 2017 and 2016, respectively. Compensation expense is recorded in salaries and employee benefits in the accompanying consolidated statements of income. At December 31, 2018, future compensation expense is estimated to be $11,186 and will be recognized over a remaining weighted average period of 3.09 years.
The fair value of common stock awards that vested during the years ended December 31, 2018, 2017 and 2016 was $8,206, $8,597 and $5,208, respectively. The Company has recorded $646 and $1,323 in excess tax benefits on vested restricted stock to income tax expense for the years ended December 31, 2018 and 2017, respectively. The Company recorded $(137) to

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

additional paid in capital, which represents the income tax deficiency recognized on the vested shares for the year ended December 31, 2016.
There were no modifications of stock agreements during 2018, 2017 and 2016 that resulted in significant additional incremental compensation costs.
At December 31, 2018, the future vesting schedule of the nonvested shares is as follows:

First year	108,883
Second year	59,344
Third year	42,620
Fourth year	24,876
Fifth year	17,180
Total nonvested shares	252,903
The Company had issued warrants representing the right to purchase 150,544 shares of Company stock at $17.19 per share to certain Company directors and shareholders. The warrants were issued in return for the shareholders' agreement to repurchase the subordinated debt outstanding to an unaffiliated bank in the event of Company default. The warrants were recorded as equity awards at fair value and were being amortized over the term of the debt. The subordinated debt was paid off by the Company in 2013. The warrants expired in December 2018 and all warrants were exercised before the expiration date. During the years ended December 31, 2018 and 2017, warrants to purchase 147,341 and 3,203 shares of common stock were exercised and have been issued by the Company, respectively.

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
The Company is subject to the Basel III regulatory capital framework (the "Basel III Capital Rules"). The implementation of the capital conservation buffer became effective for the Company on January 1, 2016 at the 0.625% level and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company's ability to make capital distributions, including dividend payments and stock repurchases and to pay discretionary bonuses to executive officers.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Common Equity Tier 1 ("CET1") and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2018 and 2017, the Company and the Bank meet all capital adequacy requirements to which they are subject, including the capital buffer requirement.
As of December 31, 2018 and 2017, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized," the Bank must maintain minimum total risk based, CET1, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

The actual capital amounts and ratios of the Company and Bank as of December 31, 2018 and 2017, are presented in the following table:

	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Total capital to risk weighted assets:
Consolidated	$1,072,156	12.58%	$681,686	8.00%	N/A	N/A
Bank	1,054,783	12.39	681,004	8.00	$851,255	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	887,354	10.41	511,264	6.00	N/A	N/A
Bank	1,009,981	11.86	510,753	6.00	681,004	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	856,754	10.05	383,448	4.50	N/A	N/A
Bank	1,009,981	11.86	383,065	4.50	553,316	6.50
Tier 1 capital to average assets:
Consolidated	887,354	9.57	370,727	4.00	N/A	N/A
Bank	1,009,981	10.91	370,412	4.00	463,015	5.00

December 31, 2017
Total capital to risk weighted assets:
Consolidated	$897,760	12.56%	$572,025	8.00%	N/A	N/A
Bank	867,082	12.15	571,142	8.00	$713,928	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	718,358	10.05	429,019	6.00	N/A	N/A
Bank	827,680	11.59	428,357	6.00	571,142	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	687,006	9.61	321,764	4.50	N/A	N/A
Bank	827,680	11.59	321,268	4.50	464,053	6.50
Tier 1 capital to average assets:
Consolidated	718,358	8.92	322,124	4.00	N/A	N/A
Bank	827,680	10.30	321,384	4.00	401,730	5.00

Note 21.    Business Combinations
Integrity Bancshares, Inc.
On June 1, 2018, the Company acquired 100% of the outstanding stock of Integrity Bancshares, Inc. and its subsidiary, Integrity Bank, SSB, Houston, Texas (Integrity) with four branches located in Houston, TX. The Company issued 2,071,981 shares of Company stock and paid $31,016 in cash for the outstanding shares and options of Integrity common stock.
The Company recognized total goodwill of $100,339, which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair market value of identifiable assets acquired. The fair value of consideration exchanged related to the Company's stock was calculated based upon the closing market price of the Company's stock as of June 1, 2018. The goodwill in this acquisition resulted from a combination of expected synergies and expansion in the Houston market. None of the goodwill recognized is expected to be deductible for income tax purposes.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

The Company has incurred expenses related to the acquisition of approximately $4,074 and $360 during the years ended December 31, 2018 and 2017, which are included in acquisition expense in the consolidated statements of income. In addition, as of December 31, 2018, the Company paid offering costs totaling $209 which were recorded as a reduction to stock issuance proceeds through additional paid in capital.
Fair values of the assets acquired and liabilities assumed as of the closing date and subsequent measurement period adjustments made during 2018 are as follows:

	Initially Recorded at Acquisition Date	Measurement Period Adjustments	Adjusted Values as of December 31, 2018
Assets of acquired bank:
Cash and cash equivalents	$44,723	$—	$44,723
Securities available for sale	24,726	(5)	24,721
Restricted stock	3,357	—	3,357
Loans	651,722	47	651,769
Premises and equipment	4,800	63	4,863
Goodwill	100,120	219	100,339
Core deposit intangible	7,532	5	7,537
Bank owned life insurance	8,181	—	8,181
Other assets	6,416	(31)	6,385
Total assets acquired	$851,577	$298	$851,875

Liabilities of acquired bank:
Deposits	$593,078	$—	$593,078
FHLB advances	60,000	—	60,000
Other liabilities	10,220	298	10,518
Total liabilities assumed	$663,298	$298	$663,596
Common stock issued at $75.90 per share	$157,263	$—	$157,263
Cash paid	$31,016	$—	$31,016
The nature of the measurement period adjustments noted in the table above was a result of information obtained subsequent to our initial reporting of provisional fair values but prior to finalizing our fair values in accordance with ASC 805, Business Combinations. Such information was determined to be a condition in existence as of acquisition date. The income effects resulting from the recorded measurement period adjustments during the period ending December 31, 2018 are immaterial for separate disclosure.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Carlile Bancshares, Inc.
On April 1, 2017, the Company acquired 100% of the outstanding stock of Carlile. This transaction resulted in 24 additional branches in the DFW Metroplex and Austin area as well as 18 branches in Colorado. The Company issued 8,804,699 shares of Company stock and paid $17,773 in cash for the outstanding shares of Carlile common stock. During the fourth quarter of 2017, the Company sold nine of the acquired Colorado branches as part of the Northstar branch integration process (see Note 22, Branch Sales).
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
The Company has incurred expenses related to the acquisition of approximately $523, $15,648 and $659 during the years ended December 31, 2018, 2017, and 2016, which are included in noninterest expense in the consolidated statements of income. In addition, as of December 31, 2017, the Company paid offering costs totaling $942 which were recorded as a reduction to stock issuance proceeds through additional paid in capital.
The following table summarizes the final fair values of the assets acquired and liabilities assumed in this transaction:

Final value as reported at December 31, 2017
Assets of acquired bank:
Cash and cash equivalents	$148,444
Certificates of deposit held in other banks	11,025
Securities available for sale	336,540
Loans	1,384,210
Premises and equipment	63,166
Other real estate owned	11,212
Goodwill	363,139
Core deposit intangible	36,717
Other assets	89,702
Total assets acquired	$2,444,155

Liabilities of acquired bank:
Deposits	$1,825,181
Junior subordinated debentures	9,359
Other liabilities	25,700
Total liabilities assumed	$1,860,240
Common stock issued at $64.30 per share	$566,142
Cash paid	$17,773
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

The following table presents pro-forma information as if the Carlile acquisition was completed as of January 1, 2016. The pro-forma results combine the historical results of Carlile into the Company's consolidated statement of income including the impact of certain purchase accounting adjustments including loan discount accretion, intangible assets amortization, and junior subordinated debentures discount amortization. The pro-forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1 of each year.

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

Note 22. Branch Sales
No branches were sold during 2018.
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
Balance Sheets

	December 31,
Assets	2018	2017
Cash and cash equivalents	$8,355	$9,400
Investment in subsidiaries	1,764,698	1,484,217
Investment in trusts	950	950
Other assets	2,189	10,093
Total assets	$1,776,192	$1,504,660

Liabilities and Stockholders' Equity
Other borrowings	$137,316	$136,911
Junior subordinated debentures	27,852	27,654
Other liabilities	4,591	4,077
Total liabilities	169,759	168,642

Stockholders' equity:
Common stock	306	283
Additional paid-in capital	1,317,616	1,151,990
Retained earnings	296,816	184,232
Accumulated other comprehensive loss	(8,305)	(487)
Total stockholders' equity	1,606,433	1,336,018
Total liabilities and stockholders' equity	$1,776,192	$1,504,660

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Statements of Income

	Years ended December 31,
	2018	2017	2016
Interest expense:
Interest on other borrowings	$8,390	$6,873	$5,426
Interest on junior subordinated debentures	1,609	1,162	621
Total interest expense	9,999	8,035	6,047
Noninterest income:
Dividends from subsidiaries	39,841	29,563	36,018
Other	14	32	25
Total noninterest income	39,855	29,595	36,043
Noninterest expense:
Salaries and employee benefits	6,318	5,175	6,226
Professional fees	332	546	523
Acquisition expense, including legal	6,157	12,767	1,380
Other	1,611	1,614	1,126
Total noninterest expense	14,418	20,102	9,255
Income before income tax benefit and equity in undistributed income of subsidiaries	15,438	1,458	20,741
Income tax benefit	5,541	8,890	5,339
Income before equity in undistributed income of subsidiaries	20,979	10,348	26,080
Equity in undistributed income of subsidiaries	107,280	66,164	27,460
Net income	$128,259	$76,512	$53,540

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Statements of Cash Flows

	Years ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$128,259	$76,512	$53,540
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(107,280)	(66,164)	(27,460)
Amortization of discount and origination costs on borrowings	633	505	241
Stock based compensation expense	6,062	4,688	5,431
Excess tax benefit on restricted stock vested	(646)	(1,323)	—
Deferred tax expense (benefit)	1,054	11,782	(205)
Net change in other assets	6,918	(6,750)	—
Net change in other liabilities	1,130	(1,663)	1,038
Net cash provided by operating activities	36,130	17,587	32,585

Cash flows from investing activities:
Capital investment in subsidiaries	—	(50,050)	(57,000)
Cash received from acquired bank	7,425	5,418	—
Cash paid in connection with acquisition	(31,016)	(17,773)	—
Net cash used in investing activities	(23,591)	(62,405)	(57,000)

Cash flows from financing activities:
Repayments of other borrowings	—	—	(5,798)
Proceeds from other borrowings, net of issuance costs	—	29,255	43,150
Proceeds from exercise of common stock warrants	2,533	55	—
Offering costs paid in connection with acquired bank	(209)	(942)	—
Proceeds from sale of common stock, net	—	26,816	19,929
Redemption of preferred stock	—	—	(23,938)
Dividends paid	(15,908)	(10,231)	(6,287)
Net cash (used in) provided by financing activities	(13,584)	44,953	27,056
Net change in cash and cash equivalents	(1,045)	135	2,641
Cash and cash equivalents at beginning of year	9,400	9,265	6,624
Cash and cash equivalents at end of year	$8,355	$9,400	$9,265

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Note 24. Subsequent Events
Guaranty Bancorp
On January 1, 2019, the Company acquired 100% of the outstanding stock of Guaranty Bancorp (Guaranty) and its subsidiary, Guaranty Bank and Trust Company (Guaranty Bank), Denver, Colorado. As a result of the acquisition, the Company added 32 full service branch locations along the Colorado Front Range, including locations throughout the Denver metropolitan area and along I-25 to Fort Collins expanding the Company's footprint in Colorado. The Company issued 13,179,748 shares of Company stock for the outstanding shares of GBNK common stock, including restricted stock replacement awards.
The Company has recognized a provisional amount of goodwill of $267,169 which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the estimated fair market value of identifiable assets acquired. The goodwill in this acquisition resulted from a combination of expected synergies and expansion into desirable Colorado markets. None of the goodwill recognized is expected to be deductible for income tax purposes.
The Company has incurred expenses related to the acquisition of approximately $1,560 during the year ended December, 31, 2018, which is included in acquisition expenses in the consolidated statements of income. Provisional fair market value estimates related to the assets acquired and liabilities assumed have been recorded as the acquisition valuations are currently in process and not yet available. The Company is still evaluating the loan portfolio for credit-impaired and non-credit-impaired loan estimations, therefore, the amounts are not available for disclosure.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Estimated fair values of the assets acquired and liabilities assumed in this transaction as of the closing date are as follows:

Assets of acquired bank:
Cash and cash equivalents	$40,175
Securities	561,158
Restricted stock	27,688
Loans	2,790,026
Premises and equipment	68,819
Goodwill	267,169
Core deposit and customer relationship intangibles	71,752
Bank owned life insurance	80,837
Other assets	30,813
Total assets acquired	$3,938,437

Liabilities of acquired bank:
Deposits	$3,108,810
FHLB advances	142,653
Subordinated debentures	65,774
Other liabilities	19,319
Total liabilities assumed	$3,336,556
Common stock of 13,109,500 issued at $45.77 per share	$600,022
Consideration attributable to 70,248 shares of restricted stock replacement awards	$1,850
Cash paid	$9
To determine pro-forma information, the Company adjusted its 2018 and 2017 historical results to include the historical results for GBNK for the years ended December 31, 2018 and 2017 as if the acquisition had occurred on January 1, 2017. The pro-forma results include the impact of certain estimated purchase accounting adjustments including loan and investment discount accretion and intangible assets amortization. The pro-forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1 of each year. Pro-forma net income for the years ended December 31, 2018 and 2017 was $200,855 and $133,146, respectively, and pro-forma revenue was $657,371 and $563,592, respectively, had the transaction occurred as of January 1, 2017.
Line of credit agreement
On January 17, 2019, the Company's unsecured revolving line of credit was renewed. The credit line was increased to $100,000, bears interest at LIBOR plus 1.75% and matures on January 17, 2020. The line also bears a non-usage fee of 0.30% per year on the unused commitment at the end of each fiscal quarter. As of February 26, 2019, the Company has no borrowings against this line.
Declaration of dividends
On January 30, 2019, the Company declared a quarterly cash dividend in the amount of $0.25 per share of common stock to the stockholders of record on February 11, 2019. The dividend totaling $10,945 was paid on February 21, 2019.
Share repurchase program
Subsequent to December 31, 2018, the Company has repurchased a total of 68,069 shares at a total cost of $3,926 through February 26, 2019.

ITEM 16. FORM 10-K SUMMARY
The Company has not elected to include a summary of the information required in this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of McKinney, Texas, on February 28, 2019.

Independent Bank Group, Inc. (Registrant)

Date:	February 28, 2019	By: /s/ David R. Brooks

David R. Brooks
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David R. Brooks	Chairman, Chief Executive Officer, President, and Director (Principal Executive Officer)	February 28, 2019
David R. Brooks

/s/ Michelle S. Hickox	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 28, 2019
Michelle S. Hickox

/s/ Daniel W. Brooks	Vice Chairman, Chief Risk Officer and Director	February 28, 2019
Daniel W. Brooks

/s/ Douglas A. Cifu	Director	February 28, 2019
Douglas A. Cifu

/s/ Paul W. Taylor	Director	February 28, 2019
Paul W. Taylor

/s/ William E. Fair	Director	February 28, 2019
William E. Fair

/s/ Mark K. Gormley	Director	February 28, 2019
Mark K. Gormley

/s/ Craig E. Holmes	Director	February 28, 2019
Craig E. Holmes

/s/ J. Webb Jennings III	Director	February 28, 2019
J. Webb Jennings III

/s/ Tom C. Nichols	Director	February 28, 2019
Tom C. Nichols

/s/ Donald L. Poarch	Director	February 28, 2019
Donald L. Poarch

/s/ G. Stacy Smith	Director	February 28, 2019
G. Stacy Smith

/s/ Michael T. Viola	Director	February 28, 2019
Michael T. Viola