Form 10-Q
period 2019-03-31
Independent Bank Group, Inc.
filed 2019-04-25
CIK 1564618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2019.
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
Common Stock, Par Value $0.01 Per Share – 43,667,048 shares as of April 23, 2019.

INDEPENDENT BANK GROUP, INC. AND SUBSIDIARIES
Form 10-Q
March 31, 2019

***

Independent Bank Group, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2019 (unaudited) and December 31, 2018
(Dollars in thousands, except share information)

	March 31,	December 31,
Assets	2019	2018
Cash and due from banks	$112,929	$102,024
Interest-bearing deposits in other banks	318,870	28,755
Cash and cash equivalents	431,799	130,779
Certificates of deposit held in other banks	1,487	1,225
Securities available for sale, at fair value	1,074,310	685,350
Loans held for sale (includes $17,486 and $27,871 carried at fair value, respectively)	22,598	32,727
Loans, net	10,894,373	7,839,695
Premises and equipment, net	242,559	167,866
Other real estate owned	6,018	4,200
Federal Home Loan Bank (FHLB) of Dallas stock and other restricted stock	31,461	26,870
Bank-owned life insurance (BOLI)	211,717	129,521
Deferred tax asset	18,512	13,180
Goodwill	992,380	721,797
Other intangible assets, net	113,325	45,042
Other assets	104,844	51,713
Total assets	$14,145,383	$9,849,965

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$3,089,794	$2,145,930
Interest-bearing	8,149,632	5,591,864
Total deposits	11,239,426	7,737,794
FHLB advances	340,000	290,000
Other borrowings	198,425	137,316
Junior subordinated debentures	53,676	27,852
Other liabilities	79,654	50,570
Total liabilities	11,911,181	8,243,532
Commitments and contingencies
Stockholders’ equity:
Preferred stock (0 and 0 shares outstanding, respectively)	—	—
Common stock (43,665,793 and 30,600,582 shares outstanding, respectively)	437	306
Additional paid-in capital	1,920,723	1,317,616
Retained earnings	309,571	296,816
Accumulated other comprehensive income (loss)	3,471	(8,305)
Total stockholders’ equity	2,234,202	1,606,433
Total liabilities and stockholders’ equity	$14,145,383	$9,849,965
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Income
Three Months Ended March 31, 2019 and 2018 (unaudited)
(Dollars in thousands, except per share information)

	Three months ended March 31,
	2019	2018
Interest income:
Interest and fees on loans	$145,531	$83,275
Interest on taxable securities	5,450	2,903
Interest on nontaxable securities	2,225	1,193
Interest on interest-bearing deposits and other	2,370	743
Total interest income	155,576	88,114
Interest expense:
Interest on deposits	27,842	9,799
Interest on FHLB advances	2,610	1,886
Interest on other borrowings and repurchase agreements	2,715	2,102
Interest on junior subordinated debentures	757	360
Total interest expense	33,924	14,147
Net interest income	121,652	73,967
Provision for loan losses	3,224	2,695
Net interest income after provision for loan losses	118,428	71,272
Noninterest income:
Service charges on deposit accounts	5,910	3,485
Investment management and trust	2,219	—
Mortgage banking revenue	3,093	3,414
Gain on sale of other real estate	—	60
Gain (loss) on sale of securities available for sale	245	(224)
Gain (loss) on sale of premises and equipment	9	(8)
Increase in cash surrender value of BOLI	1,359	739
Other	3,589	1,989
Total noninterest income	16,424	9,455
Noninterest expense:
Salaries and employee benefits	42,380	25,168
Occupancy	8,991	5,664
Data processing	3,769	2,405
FDIC assessment	1,248	741
Advertising and public relations	663	385
Communications	1,295	941
Other real estate owned expenses, net	71	90
Impairment of other real estate	436	85
Amortization of other intangible assets	3,235	1,331
Professional fees	1,170	1,119
Acquisition expense, including legal	14,987	545
Other	8,350	6,484
Total noninterest expense	86,595	44,958
Income before taxes	48,257	35,769
Income tax expense	11,126	6,805
Net income	$37,131	$28,964
Basic earnings per share	$0.85	$1.02
Diluted earnings per share	$0.85	$1.02
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2019 and 2018 (unaudited)
(Dollars in thousands)

	Three months ended March 31,
	2019	2018
Net income	$37,131	$28,964
Other comprehensive income (loss) before tax:
Change in net unrealized gains (losses) on available for sale securities during the year	15,151	(10,915)
Reclassification for amount realized through sales of securities available for sale included in net income	(245)	224
Other comprehensive income (loss) before tax	14,906	(10,691)
Income tax expense (benefit)	3,130	(2,245)
Other comprehensive income (loss), net of tax	11,776	(8,446)
Comprehensive income	$48,907	$20,518
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2019 and 2018 (unaudited)
(Dollars in thousands, except for par value, share and per share information)

	Preferred Stock $.01 Par Value 10 million shares authorized	Common Stock $.01 Par Value 100 million shares authorized		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
		Shares	Amount
Balance, December 31, 2018	$—	30,600,582	$306	$1,317,616	$296,816	$(8,305)	$1,606,433
Cumulative effect of change in accounting principles	—	—	—	—	(926)	—	(926)
Net income	—	—	—	—	37,131	—	37,131
Other comprehensive income, net of tax	—	—	—	—	—	11,776	11,776
Stock issued for acquisition of bank, net of offering costs of $804	—	13,179,748	132	600,936	—	—	601,068
Common stock repurchased	—	(225,903)	(2)	—	(12,505)	—	(12,507)
Restricted stock forfeited	—	(385)	—	—	—	—	—
Restricted stock granted	—	111,751	1	(1)	—	—	—
Stock based compensation expense	—	—	—	2,172	—	—	2,172
Cash dividends ($0.25 per share)	—	—	—	—	(10,945)	—	(10,945)
Balance, March 31, 2019	$—	43,665,793	$437	$1,920,723	$309,571	$3,471	$2,234,202

Balance, December 31, 2017	$—	28,254,893	$283	$1,151,990	$184,232	$(487)	$1,336,018
Cumulative effect of change in accounting principle	—	—	—	—	233	(233)	—
Net income	—	—	—	—	28,964	—	28,964
Other comprehensive loss, net of tax	—	—	—	—	—	(8,446)	(8,446)
Restricted stock forfeited	—	(606)	—	—	—	—	—
Restricted stock granted	—	99,812	1	(1)	—	—	—
Stock based compensation expense	—	—	—	1,412	—	—	1,412
Exercise of warrants	—	8,874	—	152	—	—	152
Cash dividends ($0.12 per share)	—	—	—	—	(3,401)	—	(3,401)
Balance, March 31, 2018	$—	28,362,973	$284	$1,153,553	$210,028	$(9,166)	$1,354,699
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2019 and 2018 (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$37,131	$28,964
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,694	2,050
Accretion of income recognized on acquired loans	(9,086)	(3,503)
Amortization of other intangibles assets	3,235	1,331
Amortization of premium on securities, net	800	1,175
Amortization of discount and origination costs on borrowings	159	158
Stock based compensation expense	2,172	1,412
Excess tax benefit on restricted stock vested	(20)	(349)
FHLB stock dividends	(191)	(140)
(Gain) loss on sale of securities available for sale	(245)	224
(Gain) loss on sale of premises and equipment	(9)	8
Gain on sale of other real estate owned	—	(60)
Impairment of other real estate	436	85
Deferred tax expense	6,618	729
Provision for loan losses	3,224	2,695
Increase in cash surrender value of BOLI	(1,359)	(739)
Net gain on loans held for sale	(2,799)	(3,232)
Originations of loans held for sale	(74,640)	(97,009)
Proceeds from sale of loans held for sale	87,568	111,426
Net change in other assets	(1,680)	19
Net change in other liabilities	(16,402)	(3,756)
Net cash provided by operating activities	37,606	41,488
Cash flows from investing activities:
Proceeds from maturities, calls and pay downs of securities available for sale	1,128,949	32,333
Proceeds from sale of securities available for sale	185,508	14,801
Purchases of securities available for sale	(1,129,986)	(58,884)
Proceeds from maturities of certificates of deposit held in other banks	—	3,185
Purchases of FHLB stock and other restricted stock	(2,606)	—
Proceeds from redemptions of FHLB stock and other restricted stock	26,000	—
Net loans originated held for investment	(180,233)	(214,533)
Originations of mortgage warehouse purchase loans	(1,579,008)	(1,138,041)
Proceeds from pay-offs of mortgage warehouse purchase loans	1,498,040	1,178,035
Additions to premises and equipment	(11,601)	(1,594)
Proceeds from sale of premises and equipment	9	4
Proceeds from sale of other real estate owned	—	1,638
Cash received from acquired bank	39,913	—
Cash paid in connection with acquisition	(9)	—
Net cash used in investing activities	(25,024)	(183,056)

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
Three Months Ended March 31, 2019 and 2018 (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from financing activities:
Net increase in demand deposits, money market and savings accounts	274,844	191,218
Net increase (decrease) in time deposits	109,503	(29,380)
Proceeds from FHLB advances	700,000	275,000
Repayments of FHLB advances	(792,653)	(325,021)
Proceeds from other borrowings, net of issuance costs	21,000	—
Proceeds from exercise of common stock warrants	—	152
Repurchase of common stock	(12,507)	—
Offering costs paid in connection with acquired bank	(804)	—
Dividends paid	(10,945)	(3,401)
Net cash provided by financing activities	288,438	108,568
Net change in cash and cash equivalents	301,020	(33,000)
Cash and cash equivalents at beginning of year	130,779	431,102
Cash and cash equivalents at end of year	$431,799	$398,102
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Note 1. Summary of Significant Accounting Policies
Nature of operations: Independent Bank Group, Inc. (IBG) through its subsidiary, Independent Bank, a Texas state banking corporation (Bank) (collectively known as the Company), provides a full range of banking services to individual and corporate customers in the North, Central and Southeast, Texas areas and along the Colorado Front Range, through its various branch locations in those areas. The Company is engaged in traditional community banking activities, which include commercial and retail lending, deposit gathering, investment and liquidity management activities. The Company’s primary deposit products are demand deposits, money market accounts and certificates of deposit and its primary lending products are commercial business and real estate, real estate mortgage and consumer loans.
Basis of presentation: The accompanying consolidated financial statements include the accounts of IBG and all other entities in which IBG has controlling financial interest. All material intercompany transactions and balances have been eliminated in consolidation. In addition, the Company wholly-owns nine statutory business trusts that were formed for the purpose of issuing trust preferred securities and do not meet the criteria for consolidation.
On January 1, 2019, the Company acquired Guaranty Bancorp (Guaranty) and its wholly owned subsidiary, Guaranty Bank and Trust Company (Guaranty Bank) and its wholly owned subsidiary, Private Capital Management, LLC. Guaranty has been merged into the Company and dissolved and Guaranty Bank and its subsidiary has been merged with the Bank as of acquisition date. The Company also acquired two statutory business trusts in connection with the acquisition as disclosed in Note 5, Other Borrowings and Junior Subordinated Debentures. See Note 13, Business Combinations, for more details of the Guaranty acquisition.
The consolidated interim financial statements are unaudited, but include all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented. All such adjustments were of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company's Annual Report on Form10-K for the year ended December 31, 2018. The consolidated balance sheet at December 31, 2018 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Adoption of new accounting standards: ASU 2016-02, Leases (Topic 842).This ASU, among other things, requires lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under this guidance, lessor accounting is largely unchanged. This ASU became effective for annual and interim periods for the Company on January 1, 2019. The Company adopted the standard by applying the alternative transition method whereby comparative periods were not restated, and an immaterial cumulative effect adjustment to the opening balance of retained earnings was recognized as of January 1, 2019. The Company also elected the ASU’s package of three practical expedients, which allowed the Company to forego a reassessment of (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) the initial direct costs for any existing leases. The Company also elected not to apply the recognition requirements of the ASU to any short-term leases (as defined by related accounting guidance) and will account for lease and non-lease components separately because such amounts are readily determinable under most lease contracts and because this election results in a lower impact on the Company's balance sheet. The Company has implemented a lease management system to assist in centralizing, maintaining and accounting for all leases and implemented additional processes and internal controls to ensure the Company meets the ASU’s reporting and disclosure requirements. The adoption of this standard resulted in the Company recognizing lease right-of-use assets and related lease liabilities totaling$38,812 and $33,953, respectively, as of January 1, 2019. The difference between the lease assets and the lease liabilities was $4,949 of prepaid rent, which was reclassified to lease assets, and the remainder, net of the deferred tax impact, was recorded as an adjustment to retained earnings in the amount of $70. In addition, the right-of -use assets and related lease liabilities recognized on January 1, 2019 include the leases assumed with the Guaranty acquisition. The adoption of this ASU did not have a significant impact on the Company’s consolidated statement of income. See Note 6, Leases, for required disclosures.
ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. This ASU requires certain premiums on callable debt securities to be amortized to the earliest call date. The amortization period for callable debt securities purchased at a discount is not impacted. Under current GAAP, premiums on callable debt securities are generally amortized over the contractual life of the security. ASU 2017-08 became effective for the Company on January 1, 2019 and, upon adoption, the Company recognized a cumulative effect adjustment reducing retained earnings by $856, net of the deferred tax impact, but otherwise did not have a significant impact to the Company's consolidated financial statements and disclosures.
ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU refines and expand hedge accounting for both financial and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. ASU 2017-02 became effective for the Company on January 1, 2019. The adoption of this ASU did not have a significant impact on the Company's consolidated financial statements and disclosures.
ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting. This ASU aligns much of the guidance on measuring and classifying nonemployee awards with that of awards to employees. The guidance applies to nonemployee awards issued in exchange for goods or services used or consumed in an entity’s own operations and to awards granted by an investor to employees and nonemployees of an equity method investee for goods or services used or consumed in the investee’s operations. There are no new disclosure requirements. This ASU became effective for the Company on January 1, 2019. The adoption of this ASU did not have a significant impact on the Company’s financial statements and disclosures.
Share repurchase program: The Company established share repurchase programs in prior years which would allow the Company to purchase its common stock in the open market or in privately negotiated transactions. In general, share repurchase programs allow the Company to proactively manage its capital position and return excess capital to shareholders. On October 24, 2018, the Company announced the reestablishment of its share repurchase program. The program authorizes the Company to repurchase up to $75,000 of its common stock. The repurchase program is authorized to continue through October 1, 2019. As of March 31, 2019, the Company repurchased a total of 172,738 shares of Company stock at a total cost of $10,000 under this program. Shares of Company stock repurchased to settle employee tax withholding related to vesting of stock awards during the period ended March 31, 2019 totaled 53,165 at a total cost of $2,507 and were not included under this program.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Subsequent events: Companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued. They must recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial statement preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. The Company has evaluated subsequent events through the date of filing these financial statements with the Securities and Exchange Commission (SEC) and noted no subsequent events requiring financial statement recognition or disclosure, except as disclosed in Note 14.
Earnings per share: Basic earnings per common share are net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. The unvested share-based payment awards that contain rights to non forfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock warrants. The participating nonvested common stock was not included in dilutive shares as it was anti-dilutive for the three months ended March 31, 2019 and 2018. Proceeds from the assumed exercise of dilutive stock warrants are assumed to be used to repurchase common stock at the average market price. All stock warrants were exercised as of December 31, 2018.
The following table presents a reconciliation of net income available to common shareholders and the number of shares used in the calculation of basic and diluted earnings per common share.

	Three months ended March 31,
	2019	2018
Basic earnings per share:
Net income	$37,131	$28,964
Less:
Undistributed earnings allocated to participating securities	184	245
Dividends paid on participating securities	76	33
Net income available to common shareholders	$36,871	$28,686
Weighted average basic shares outstanding	43,453,424	28,049,014
Basic earnings per share	$0.85	$1.02
Diluted earnings per share:
Net income available to common shareholders	$36,871	$28,686
Total weighted average basic shares outstanding	43,453,424	28,049,014
Add dilutive stock warrants	—	105,353
Total weighted average diluted shares outstanding	43,453,424	28,154,367
Diluted earnings per share	$0.85	$1.02
Anti-dilutive participating securities	52,866	118,900

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

	Three Months Ended March 31,
	2019	2018
Cash transactions:
Interest expense paid	$32,673	$15,330
Income taxes paid	$—	$—
Noncash transactions:
Transfers of loans to other real estate owned	$544	$—
Securities sold, not yet settled	$1,090	$—
Right-of-use assets obtained in exchange for lease liabilities	$33,878	$—
Transfer of repurchase agreements to deposits	$8,475	$—

Supplemental schedule of noncash investing activities from acquisitions is as follows:

	Three Months Ended March 31,
	2019	2018
Noncash assets acquired
Certificates of deposit held in other banks	$262	$—
Securities available for sale	561,052	—
Restricted stock	27,794	—
Loans	2,788,159	—
Premises and equipment	65,786	—
Other real estate owned	1,710	—
Goodwill	270,583	—
Other intangibles	71,518	—
Bank owned life insurance	80,837	—
Other assets	31,517	—
Total assets	$3,899,218	$—
Noncash liabilities assumed:
Deposits	$3,108,810	$—
Repurchase agreements	8,475	—
FHLB advances	142,653	—
Other borrowings	40,000	—
Junior subordinated debentures	25,774	—
Other liabilities	11,538	—
Total liabilities	$3,337,250	$—
Cash and cash equivalents acquired from acquisitions	$39,913	$—
Cash paid to shareholders of acquired banks	$9	$—
Fair value of common stock issued to shareholders of acquired bank	$601,872	$—

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Note 3. Securities Available for Sale
Securities available for sale have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at March 31, 2019 and December 31, 2018, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
March 31, 2019
U.S. treasuries	$50,060	$135	$(299)	$49,896
Government agency securities	149,974	353	(1,497)	148,830
Obligations of state and municipal subdivisions	353,916	4,573	(918)	357,571
Corporate bonds	8,050	55	—	8,105
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC, FHS and FHMS	507,467	3,215	(1,974)	508,708
Other securities	1,200	—	—	1,200
	$1,070,667	$8,331	$(4,688)	$1,074,310
December 31, 2018
U.S. treasuries	$30,110	$—	$(467)	$29,643
Government agency securities	152,969	80	(2,819)	150,230
Obligations of state and municipal subdivisions	187,366	727	(3,086)	185,007
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	326,168	128	(5,826)	320,470
	$696,613	$935	$(12,198)	$685,350

Securities with a carrying amount of approximately $217,431 and $219,927 at March 31, 2019 and December 31, 2018, respectively, were pledged to secure public fund deposits and repurchase agreements.
Proceeds from sale of securities available for sale and gross gains and gross losses for the three months ended March 31, 2019 and 2018 were as follows:

	Three months ended March 31,
	2019	2018
Proceeds from sale	$185,508	$14,801
Gross gains	$273	$15
Gross losses	$28	$239

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The amortized cost and estimated fair value of securities available for sale at March 31, 2019, by contractual maturity, are shown below. Maturities of pass-through certificates will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2019
	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$53,264	$53,081
Due from one year to five years	193,562	192,822
Due from five to ten years	165,152	166,967
Thereafter	151,222	152,732
	563,200	565,602
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC, FHS and FHMS	507,467	508,708
	$1,070,667	$1,074,310

The number of securities, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2019 and December 31, 2018, are summarized as follows:

	Less Than 12 Months			Greater Than 12 Months			Total
Description of Securities	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Securities Available for Sale
March 31, 2019
U.S. treasuries	—	$—	$—	5	$20,023	$(299)	$20,023	$(299)
Government agency securities	2	3,493	(6)	43	124,732	(1,491)	128,225	(1,497)
Obligations of state and municipal subdivisions	18	10,145	(85)	123	71,068	(833)	81,213	(918)
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	9	19,152	(27)	116	203,480	(1,947)	222,632	(1,974)
	29	$32,790	$(118)	287	$419,303	$(4,570)	$452,093	$(4,688)
December 31, 2018
U.S. treasuries	1	$9,749	$(6)	5	$19,894	$(461)	$29,643	$(467)
Government agency securities	4	6,068	(32)	43	126,745	(2,787)	132,813	(2,819)
Obligations of state and municipal subdivisions	88	32,493	(326)	218	105,817	(2,760)	138,310	(3,086)
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	56	112,114	(1,031)	101	186,713	(4,795)	298,827	(5,826)
	149	$160,424	$(1,395)	367	$439,169	$(10,803)	$599,593	$(12,198)

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Note 4. Loans, Net and Allowance for Loan Losses
Loans, net, at March 31, 2019 and December 31, 2018, consisted of the following:

	March 31,	December 31,
	2019	2018
Commercial	$1,982,470	$1,361,104
Real estate:
Commercial	5,848,442	4,141,356
Commercial construction, land and land development	1,045,642	905,421
Residential	1,524,776	1,049,521
Single-family interim construction	373,398	331,748
Agricultural	97,704	66,638
Consumer	70,528	31,759
Other	481	253
	10,943,441	7,887,800
Deferred loan fees	(2,563)	(3,303)
Allowance for loan losses	(46,505)	(44,802)
	$10,894,373	$7,839,695

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
Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. The Company’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. These cash flows, however, may not be as expected and the value of collateral securing the loans may fluctuate. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short term loans may be made on an unsecured basis. Additionally, our commercial loan portfolio includes loans made to customers in the energy industry, which is a complex, technical and cyclical industry. Experienced bankers with specialized energy lending experience originate our energy loans. Companies in this industry produce, extract, develop, exploit and explore for oil and natural gas. Loans are primarily collateralized with proven producing oil and gas reserves based on a technical evaluation of these reserves. At March 31, 2019 and December 31, 2018, there were approximately $132,432 and $135,034 of energy related loans outstanding, respectively. The Company has a mortgage warehouse purchase program, which provides a mortgage warehouse lending vehicle to third party mortgage bankers across a broad geographic scale. The mortgage loans are underwritten, in part, on approved investor takeout commitments. These loans have a very short duration ranging between 10 days and 15 days. In some cases, loans to larger mortgage originators may be financed for up to 60 days. These loans are reported as commercial loans since the loans are secured by notes receivable, not real estate. As of March 31, 2019 and December 31, 2018, mortgage warehouse purchase loans outstanding totaled $251,258 and $170,290, respectively.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. Management monitors the diversification of the portfolio on a quarterly basis by type and geographic location. Management also tracks the level of owner occupied property versus non owner occupied property. At March 31, 2019, the portfolio consisted of approximately 31% of owner occupied property.
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
Most of the Company’s lending activity occurs within the State of Texas, primarily in the north, central and southeast Texas regions and the State of Colorado, specifically along the Front Range area. As of March 31, 2019, loans in the Colorado region represented about 31% of the total portfolio. A large percentage of the Company’s portfolio consists of commercial and residential real estate loans. As of March 31, 2019 and December 31, 2018, there were no concentrations of loans related to a single industry in excess of 10% of total loans.
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
The Texas and Colorado economies, specifically the Company’s lending area of north, central and southeast Texas and the Colorado Front Range area, continued to expand during the first quarter of 2019, though at a slower pace than experienced in 2018. The Texas economy, which is the second largest in the nation, and the Colorado economy are above the U.S. economy in job creation and employment growth. Overall, the forecast is positive with continued moderate growth in the manufacturing and service sectors and rising activity in the energy sector. The Texas and Colorado economies are expected to continue to grow in 2019; however, the pace of expansion is expected to slow as the stimulative impacts of federal tax cuts fade and labor shortages and a slowing global economy constrain growth. The risk of loss associated with all segments of the portfolio could increase due to these factors.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The economy and other risk factors are minimized by the Company’s underwriting standards, which include the following principles: 1) financial strength of the borrower including strong earnings, high net worth, significant liquidity and acceptable debt to worth ratio, 2) managerial business competence, 3) ability to repay, 4) loan to value, 5) projected cash flow and 6) guarantor financial statements as applicable. The following is a summary of the activity in the allowance for loan losses by loan class for the three months ended March 31, 2019 and 2018:

	Commercial	Commercial Real Estate, Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
Three months ended March 31, 2019
Balance at beginning of period	$11,793	$27,795	$3,320	$1,402	$241	$186	$3	$62	$44,802
Provision for loan losses	1,913	910	267	62	43	(26)	49	6	3,224
Charge-offs	(1,454)	—	(93)	(3)	—	(8)	(41)	—	(1,599)
Recoveries	43	3	—	—	—	15	17	—	78
Balance at end of period	$12,295	$28,708	$3,494	$1,461	$284	$167	$28	$68	$46,505

Three months ended March 31, 2018
Balance at beginning of period	$10,599	$23,301	$3,447	$1,583	$250	$205	$(32)	$49	$39,402
Provision for loan losses	1,740	926	143	53	(2)	(10)	71	(226)	2,695
Charge-offs	(82)	(11)	(3)	—	—	(16)	(48)	—	(160)
Recoveries	4	3	2	—	—	1	13	—	23
Balance at end of period	$12,261	$24,219	$3,589	$1,636	$248	$180	$4	$(177)	$41,960

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The following table details the amount of the allowance for loan losses and recorded investment in loans by class as of March 31, 2019 and December 31, 2018:

	Commercial	Commercial Real Estate, Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
March 31, 2019
Allowance for losses:
Individually evaluated for impairment	$2,223	$—	$92	$—	$—	$2	$—	$—	$2,317
Collectively evaluated for impairment	10,030	28,708	3,402	1,461	284	165	28	68	44,146
Loans acquired with deteriorated credit quality	42	—	—	—	—	—	—	—	42
Ending balance	$12,295	$28,708	$3,494	$1,461	$284	$167	$28	$68	$46,505

Loans:
Individually evaluated for impairment	$7,949	$1,330	$1,345	$—	$—	$24	$—	$—	$10,648
Collectively evaluated for impairment	1,852,969	6,595,119	1,512,319	373,398	90,275	70,477	481	—	10,495,038
Acquired with deteriorated credit quality	121,552	297,635	11,112	—	7,429	27	—	—	437,755
Ending balance	$1,982,470	$6,894,084	$1,524,776	$373,398	$97,704	$70,528	$481	$—	$10,943,441

December 31, 2018
Allowance for losses:
Individually evaluated for impairment	$2,633	$—	$92	$—	$—	$2	$—	$—	$2,727
Collectively evaluated for impairment	9,115	27,795	3,228	1,402	241	184	3	62	42,030
Loans acquired with deteriorated credit quality	45	—	—	—	—	—	—	—	45
Ending balance	$11,793	$27,795	$3,320	$1,402	$241	$186	$3	$62	$44,802

Loans:
Individually evaluated for impairment	$7,288	$1,734	$1,943	$3,578	$—	$32	$—	$—	$14,575
Collectively evaluated for impairment	1,335,194	4,955,178	1,044,265	328,170	66,032	31,699	253	—	7,760,791
Acquired with deteriorated credit quality	18,622	89,865	3,313	—	606	28	—	—	112,434
Ending balance	$1,361,104	$5,046,777	$1,049,521	$331,748	$66,638	$31,759	$253	$—	$7,887,800

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Nonperforming loans by loan class (excluding loans acquired with deteriorated credit quality) at March 31, 2019 and December 31, 2018, are summarized as follows:

	Commercial	Commercial Real Estate, Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
March 31, 2019
Nonaccrual loans	$7,835	$938	$1,179	$—	$—	$24	$—	$9,976
Loans past due 90 days and still accruing	71	—	—	—	—	1	—	72
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	114	392	166	—	—	—	—	672
	$8,020	$1,330	$1,345	$—	$—	$25	$—	$10,720
December 31, 2018
Nonaccrual loans	$5,224	$1,329	$1,775	$3,578	$—	$32	$—	$11,938
Loans past due 90 days and still accruing	—	—	—	—	—	5	—	5
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	114	405	168	—	—	—	—	687
	$5,338	$1,734	$1,943	$3,578	$—	$37	$—	$12,630

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Impaired loans by loan class (excluding loans acquired with deteriorated credit quality) at March 31, 2019 and December 31, 2018, are summarized as follows:

	Commercial	Commercial Real Estate, Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
March 31, 2019
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$7,149	$—	$134	$—	$—	$1	$—	$7,284
Impaired loans with no allowance for loan losses	800	1,330	1,211	—	—	23	—	3,364
Total	$7,949	$1,330	$1,345	$—	$—	$24	$—	$10,648
Unpaid principal balance of impaired loans	$7,989	$1,440	$1,479	$—	$—	$25	$—	$10,933
Allowance for loan losses on impaired loans	$2,223	$—	$92	$—	$—	$2	$—	$2,317
December 31, 2018
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$6,416	$—	$134	$—	$—	$1	$—	$6,551
Impaired loans with no allowance for loan losses	872	1,734	1,809	3,578	—	31	—	8,024
Total	$7,288	$1,734	$1,943	$3,578	$—	$32	$—	$14,575
Unpaid principal balance of impaired loans	$9,822	$1,860	$2,056	$3,579	$—	$38	$—	$17,355
Allowance for loan losses on impaired loans	$2,633	$—	$92	$—	$—	$2	$—	$2,727
For the three months ended March 31, 2019
Average recorded investment in impaired loans	$7,619	$1,532	$1,644	$1,789	$—	$28	$—	$12,612
Interest income recognized on impaired loans	$18	$22	$4	$109	$—	$5	$—	$158
For the three months ended March 31, 2018
Average recorded investment in impaired loans	$9,806	$3,195	$1,926	$—	$—	$64	$—	$14,991
Interest income recognized on impaired loans	$3	$6	$7	$—	$—	$—	$—	$16

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

A “troubled debt restructured” loan is identified as impaired and measured for credit impairment as of each reporting period in accordance with the guidance in Accounting Standards Codification (ASC) 310-10-35. Modifications primarily relate to extending the amortization periods of the loans and interest rate concessions. The majority of these loans were identified as impaired prior to restructuring; therefore, the modifications did not materially impact the Company’s determination of the allowance for loan losses. The recorded investment in troubled debt restructurings, including those on nonaccrual, was $1,895 and $1,925 as of March 31, 2019 and December 31, 2018, respectively.
There were no loans modified under troubled debt restructurings during the three months ended March 31, 2019 and 2018.
At March 31, 2019 and 2018, there were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019 and 2018, the Company had no commitments to lend additional funds to any borrowers with loans whose terms have been modified under troubled debt restructurings.
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents information regarding the aging of past due loans by loan class as of March 31, 2019 and December 31, 2018:

	Loans 30-89 Days Past Due	Loans 90 or More Past Due	Total Past Due Loans	Current Loans	Total Loans
March 31, 2019
Commercial	$10,373	$4,873	$15,246	$1,845,672	$1,860,918
Commercial real estate, construction, land and land development	10,860	—	10,860	6,585,589	6,596,449
Residential real estate	2,599	549	3,148	1,510,516	1,513,664
Single-family interim construction	3,804	—	3,804	369,594	373,398
Agricultural	38	—	38	90,237	90,275
Consumer	212	24	236	70,265	70,501
Other	—	—	—	481	481
	27,886	5,446	33,332	10,472,354	10,505,686
Acquired with deteriorated credit quality	7,351	5,206	12,557	425,198	437,755
	$35,237	$10,652	$45,889	$10,897,552	$10,943,441
December 31, 2018
Commercial	$15,426	$4,366	$19,792	$1,322,690	$1,342,482
Commercial real estate, construction, land and land development	3,435	—	3,435	4,953,477	4,956,912
Residential real estate	4,199	1,035	5,234	1,040,974	1,046,208
Single-family interim construction	774	3,578	4,352	327,396	331,748
Agricultural	—	—	—	66,032	66,032
Consumer	135	35	170	31,561	31,731
Other	—	—	—	253	253
	23,969	9,014	32,983	7,742,383	7,775,366
Acquired with deteriorated credit quality	2,939	957	3,896	108,538	112,434
	$26,908	$9,971	$36,879	$7,850,921	$7,887,800

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
A summary of loans by credit quality indicator by class as of March 31, 2019 and December 31, 2018, is as follows:

	Pass	Pass/ Watch	Special Mention	Substandard	Doubtful	Total
March 31, 2019
Commercial	$1,870,765	$31,483	$44,653	$35,568	$1	$1,982,470
Commercial real estate, construction, land and land development	6,697,009	120,445	45,248	31,382	—	6,894,084
Residential real estate	1,512,971	3,878	546	7,381	—	1,524,776
Single-family interim construction	373,002	—	396	—	—	373,398
Agricultural	89,754	3,405	2,212	2,333	—	97,704
Consumer	70,328	76	—	124	—	70,528
Other	481	—	—	—	—	481
	$10,614,310	$159,287	$93,055	$76,788	$1	$10,943,441
December 31, 2018
Commercial	$1,279,024	$18,378	$30,783	$32,919	$—	$1,361,104
Commercial real estate, construction, land and land development	4,895,217	81,693	40,601	29,266	—	5,046,777
Residential real estate	1,038,283	3,617	707	6,914	—	1,049,521
Single-family interim construction	327,939	—	231	3,578	—	331,748
Agricultural	61,055	2,918	2,093	572	—	66,638
Consumer	31,559	67	—	133	—	31,759
Other	253	—	—	—	—	253
	$7,633,330	$106,673	$74,415	$73,382	$—	$7,887,800

The Company has acquired certain loans which experienced credit deterioration since origination (purchased credit impaired (PCI) loans).

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The Company has included PCI loans in the above grading tables. The following provides additional detail on the grades applied to those loans at March 31, 2019 and December 31, 2018:

	Pass	Pass/ Watch	Special Mention	Substandard	Doubtful	Total
March 31, 2019	$325,888	$63,295	$19,605	$28,966	$1	$437,755
December 31, 2018	40,940	32,427	14,817	24,250	—	112,434

PCI loans may remain on accrual status to the extent the company can reasonably estimate the amount and timing of expected future cash flows. At March 31, 2019 and December 31, 2018, nonaccrual PCI loans were $8,926 and $6,996, respectively.
Accretion on PCI loans is based on estimated future cash flows, regardless of contractual maturity. The following table summarizes the outstanding balance and related carrying amount of purchased credit impaired loans by acquired bank as of the acquisition date for the acquisitions occurring in 2019 and 2018:

	Acquisition Date
	January 1, 2019	June 1, 2018
	Guaranty Bancorp*	Integrity Bancshares, Inc.
Outstanding balance	$391,089	$57,317
Nonaccretable difference	(17,543)	(9,969)
Accretable yield	(14,704)	(128)
Carrying amount	$358,842	$47,220

* Amounts represent provisional estimates and are subject to final acquisition accounting adjustments.
The carrying amount of all acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
Outstanding balance	$483,754	$129,333
Carrying amount	437,755	112,434

There was an allocation of $42 and $45 established in the allowance for loan losses relating to PCI loans at March 31, 2019 and December 31, 2018, respectively.
The changes in accretable yield during the three months ended March 31, 2019 and 2018 in regard to loans transferred at acquisition for which it was probable that all contractually required payments would not be collected are presented in the table below.

	For the Three Months Ended March 31,
	2019	2018
Balance at January 1,	$1,436	$1,546
Additions	14,704	128
Accretion	(963)	(732)
Transfers from nonaccretable	—	1,286
Balance at March 31,	$15,177	$2,228

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Note 5. Other Borrowings and Junior Subordinated Debentures
Other borrowings totaled $198,425 and $137,316 at March 31, 2019 and December 31, 2018, respectively. Junior subordinated debentures totaled $53,676 and $27,852 at March 31, 2019 and December 31, 2018, respectively.
In connection with the Guaranty acquisition on January 1, 2019 as further explained in Note 13, Business Combinations, the Company assumed $40,000 in aggregate principal of 5.75% fixed and floating rate subordinated notes due July 20, 2026 and trust preferred securities totaling $25,774 issued under two wholly-owned statutory business trusts, Guaranty Capital Trust III and Cenbank Statutory Trust III.
As of March 31, 2019, the Company had $21,000 of borrowing against its revolving line of credit with an unrelated commercial bank. The Company subsequently paid off such borrowings prior to the date of this report. There were no borrowings against the line as of December 31, 2018.

Note 6. Leases
On January 1, 2019, the Company adopted ASU 2016-02, Leases, as further explained in Note 1, Summary of Significant Accounting Policies. The Company’s primary leasing activities relate to certain real estate leases entered into in support of the Company’s branch operations and back office operations. Prior to the Guaranty acquisition, on January 1, 2019, the Company leased 18 of its 74 branches. With the Guaranty acquisition, the Company increased its branch network by 32 branches, of which six are operated under lease agreements. The Company’s branch locations operated under lease agreements have all been designated as operating leases. In addition, the Company leases certain equipment under operating leases. The Company does not have leases designated as finance leases.
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-
use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease pre-payments made and excludes lease incentives. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which the Company has elected to account for separately as the non-lease component amounts are readily determinable under most leases.
As of March 31, 2019 the Company’s lease ROU assets and related lease liabilities were $37,202 and $32,741, respectively, and have remaining terms ranging from 1 to 32 years, including extension options that the Company is reasonably certain will be exercised.
The table below summarizes our net lease cost:

Three months ended March 31, 2019
Operating lease cost	$1,892
Variable lease cost	494
Sublease income	(57)
Net lease cost	$2,329

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The table below summarizes other information related to our operating leases:

Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,491
ROU assets obtained in exchange for lease liabilities	38,827
Weighted average remaining lease term - operating leases, in years	8.06
Weighted average discount rate - operating leases	3.48%

The following table outlines lease payment obligations as outlined in the Company’s lease agreements for each of the next five years and thereafter in addition to a reconcilement to the Company’s current lease liability.

2019	$6,127
2020	5,899
2021	5,548
2022	4,794
2023	3,976
Thereafter	11,254
Total lease payments	37,598
Less imputed interest	(4,857)
$32,741

As of March 31, 2019, the Company had not entered into any material leases that have not yet commenced.

Note 7. Commitments and Contingencies
Financial Instruments with Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of this instrument. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At March 31, 2019 and December 31, 2018, the approximate amounts of these financial instruments were as follows:

	March 31,	December 31,
	2019	2018
Commitments to extend credit	$2,367,735	$1,761,724
Standby letters of credit	25,045	14,997
	$2,392,780	$1,776,721

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Letters of credit are written conditional commitments used by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan arrangements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table above. If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of March 31, 2019 and December 31, 2018, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.
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

Note 8. Income Taxes
Income tax expense for the three months ended March 31, 2019 and 2018 was as follows:

	Three months ended March 31,
	2019	2018
Income tax expense for the period	$11,126	$6,805
Effective tax rate	23.1%	19.0%

The effective tax rates for 2019 and 2018 differ from the statutory federal tax rate of 21% largely due to tax exempt interest income earned on certain investment securities and loans, the nontaxable earnings on bank owned life insurance, excess tax benefits on restricted stock vestings, nondeductible compensation, and acquisition related expenses.

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

The Company elected the fair value option for certain residential mortgage loans held for sale originated after July 1, 2018 in accordance with Accounting Standard Codification (ASC) 825, Financial Instruments. This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC 815, Derivatives and Hedging. The Company has not elected the fair value option for other residential mortgage loans held for sale primarily because they are not economically hedged using derivative instruments. See below and Note 10, Derivative Financial Instruments, for additional information.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Assets and Liabilities Measured on a Recurring Basis
The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of March 31, 2019 and December 31, 2018 by level within the ASC Topic 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019
Assets:
Investment securities available for sale:
U.S. treasuries	$49,896	$—	$49,896	$—
Government agency securities	148,830	—	148,830	—
Obligations of state and municipal subdivisions	357,571	—	357,571	—
Corporate bonds	8,105	—	8,105	—
Residential pass-through securities guaranteed by FNMA, GNMA, FHLMC, FHS and FHMS	508,708	—	508,708	—
Other securities	1,200	—	1,200	—
Total investment securities available for sale	$1,074,310	$—	$1,074,310	$—

Loans held for sale, fair value option elected (1)	$17,486	$—	$17,486	$—
Derivative financial instruments:
Interest rate lock commitments	1,252	—	1,252	—
Loan customer counterparty	2,342	—	2,342	—
Financial institution counterparty	127	—	127	—
Liabilities:
Derivative financial instruments:
Forward mortgage-backed securities trades	217	—	217	—
Loan customer counterparty	128	—	128	—
Financial institution counterparty	2,506	—	2,506	—
December 31, 2018
Assets:
Investment securities available for sale:
U.S. treasuries	$29,643	$—	$29,643	$—
Government agency securities	150,230	—	150,230	—
Obligations of state and municipal subdivisions	185,007	—	185,007	—
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	320,470	—	320,470	—
Total investment securities available for sale	$685,350	$—	$685,350	$—

Loans held for sale, fair value option elected (1)	$27,871	$—	$27,871	$—
Derivative financial instruments:
Interest rate lock commitments	822	—	822	—
Loan customer counterparty	360	—	360	—
Financial institution counterparty	109	—	109	—
Liabilities:
Derivative financial instruments:
Forward mortgage-backed securities trades	226	—	226	—
Loan customer counterparty	108	—	108	—
Financial institution counterparty	406	—	406	—

(1) At March 31, 2019 and December 31, 2018, loans held for sale for which the fair value option was elected had an aggregate outstanding principal balance of $16,678 and $26,594. There were no mortgage loans held for sale under the fair value option that were 90 days or greater past due or on nonaccrual at March 31, 2019.

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
The Company also enters into certain interest rate derivative positions that are not designated as hedging instruments. The estimated fair value of these commercial loan interest rate swaps are obtained from a pricing service that provides the swaps' unwind value (Level 2 inputs). See Note 10, Derivative Financial Instruments, for more information.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Assets and Liabilities Measured on a Nonrecurring Basis
In accordance with ASC Topic 820, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at March 31, 2019 and December 31, 2018, for which a nonrecurring change in fair value has been recorded:

		Fair Value Measurements at Reporting Date Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Period Ended Total Losses
March 31, 2019
Assets:
Impaired loans	$2,300	$—	$—	$2,300	$690
Other real estate	1,564	—	—	1,564	436

December 31, 2018
Assets:
Impaired loans	$3,824	$—	$—	$3,824	$2,227

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
In addition, mortgage loans held for sale not recorded under the fair value option are required to be measured at the lower of cost or fair value. The fair value of these loans is based upon binding quotes or bids from third party investors. As of March 31, 2019 and December 31, 2018, all mortgage loans held for sale not recorded under the fair value option were recorded at cost.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Fair Value of Financial Instruments not Recorded at Fair Value
The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instruments that are reported at amortized cost on the Company's consolidated balance sheets were as follows at March 31, 2019 and December 31, 2018:

			Fair Value Measurements at Reporting Date Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2019
Financial assets:
Cash and cash equivalents	$431,799	$431,799	$431,799	$—	$—
Certificates of deposit held in other banks	1,487	1,489	—	1,489	—
Loans held for sale, at cost	5,112	5,218	—	5,218	—
Loans, net	10,894,373	11,040,657	—	11,035,690	4,967
FHLB of Dallas stock and other restricted stock	31,461	31,461	—	31,461	—
Accrued interest receivable	37,428	37,428	—	37,428	—
Financial liabilities:
Deposits	11,239,426	11,258,549	—	11,258,549	—
Accrued interest payable	7,434	7,434	—	7,434	—
FHLB advances	340,000	338,194	—	338,194	—
Other borrowings	198,425	206,225	—	206,225	—
Junior subordinated debentures	53,676	47,497	—	47,497	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2018
Financial assets:
Cash and cash equivalents	$130,779	$130,779	$130,779	$—	$—
Certificates of deposit held in other banks	1,225	1,224	—	1,224	—
Loans held for sale, at cost	4,856	4,974	—	4,974	—
Loans, net	7,839,695	7,807,823	—	7,803,999	3,824
FHLB of Dallas stock and other restricted stock	26,870	26,870	—	26,870	—
Accrued interest receivable	24,253	24,253	—	24,253	—
Financial liabilities:
Deposits	7,737,794	7,750,059	—	7,750,059	—
Accrued interest payable	6,183	6,183	—	6,183	—
FHLB advances	290,000	287,450	—	287,450	—
Other borrowings	137,316	138,450	—	138,450	—
Junior subordinated debentures	27,852	31,370	—	31,370	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

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
Loans: A discounted cash flow model is used to estimate the fair value of the loans. The discounted cash flow approach models the credit losses directly in the projected cash flows, applying various assumptions regarding credit, interest and prepayment risks for the loans based on loan types, payment types and fixed or variable classifications.
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

Note 10. Derivative Financial Instruments
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
The following table provides the outstanding notional balances and fair values of outstanding derivative positions at March 31, 2019 and December 31, 2018:

	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
March 31, 2019
Interest rate lock commitments	$33,097	$1,252	$—
Forward mortgage-backed securities trades	32,750	—	217
Commercial loan interest rate swaps:
Loan customer counterparty	119,741	2,342	128
Financial institution counterparty	119,741	127	2,506

December 31, 2018
Interest rate lock commitments	$20,306	$822	$—
Forward mortgage-backed securities trades	27,500	—	226
Commercial loan interest rate swaps:
Loan customer counterparty	25,055	360	108
Financial institution counterparty	25,055	109	406

The credit exposure related to interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $2,342 at March 31, 2019.

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
Income for the three months ended March 31, 2019 was as follows:

Three months ended March 31,
2019
Derivatives not designated as hedging instruments
Interest rate lock commitments	$430
Forward mortgage-backed securities trades	9

Note 11. Stock Awards and Stock Warrants
The Company grants common stock awards to certain employees of the Company. In connection with the Company's initial public offering in April 2013, the Board of Directors adopted the 2013 Equity Incentive Plan. Under this plan, the Compensation Committee may grant awards to certain employees of the Company in the form of restricted stock, restricted stock rights, restricted stock units, qualified and nonqualified stock options, performance-based share awards and other equity-based awards. All stock awards issued under expired plans prior to 2013 are fully vested. In May 2018, the shareholders of the Company voted to amend the plan to increase the reserved shares of common stock to be awarded by the Company’s compensation committee by 1,500,000 for a total of 2,300,000 reserved shares. As of March 31, 2019, there were 1,469,857 shares remaining available for grant for future awards. The shares currently issued under the 2013 Plan are restricted stock awards and will vest evenly over the required employment period, generally ranging from three to five years. Shares granted under the 2013 Equity Incentive Plan were issued at the date of grant and receive dividends.
In connection with the acquisition of Guaranty, as further described in Note 13, Business Combinations, unvested awards of restricted Guaranty common stock granted under Guaranty’s 2015 Long-Term Incentive Plan (Guaranty 2015 RSA), as amended, that were outstanding as of January 1, 2019, the acquisition date, were converted into awards of restricted shares of Independent common stock (Replacement RSA) with the same terms and conditions as were applicable under such Guaranty 2015 RSA, except with respect to any performance-vesting Guaranty 2015 RSA, which became a service-vesting RSA only. The Replacement RSA will vest over the remaining service period, generally in two years, and do not receive dividends.
The following table summarizes the activity in nonvested shares for the three months ended March 31, 2019 and 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2018	252,903	$62.81
Acquired awards replaced during the period	70,248	45.77
Granted during the period	111,751	50.78
Vested during the period	(84,388)	37.32
Forfeited during the period	(385)	45.77
Nonvested shares, March 31, 2019	350,129	$52.58

Nonvested shares, December 31, 2017	242,056	$49.17
Granted during the period	99,812	71.74
Vested during the period	(49,881)	39.15
Forfeited during the period	(606)	71.75
Nonvested shares, March 31, 2018	291,381	$58.57

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Compensation expense related to these awards is recorded based on the fair value of the award at the date of grant and totaled $2,172 and $1,412 for the three months ended March 31, 2019 and 2018, respectively. Compensation expense is recorded in salaries and employee benefits in the accompanying consolidated statements of income. At March 31, 2019, future compensation expense is estimated to be $16,043 and will be recognized over a remaining weighted average period of 2.88 years.
The fair value of common stock awards that vested during the three months ended March 31, 2019 and 2018 was $4,542 and $3,617, respectively. The Company recorded $20 and $349 in excess tax benefits on vested restricted stock to income tax expense for the three months ended March 31, 2019 and 2018, respectively.
There were no modifications of stock agreements during the three months ended March 31, 2019 and 2018 that resulted in significant additional incremental compensation costs.
At March 31, 2019, the future vesting schedule of the nonvested shares is as follows:

First year	146,479
Second year	106,646
Third year	67,068
Fourth year	24,676
Fifth year	5,260
Total nonvested shares	350,129

Note 12. Regulatory Matters
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
The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Tier 2 capital for the Company includes permissible portions of the Company's subordinated notes. The permissible portion of qualified subordinated notes decreases 20% per year during the final five years of the term of the notes.
The Company is subject to the Basel III regulatory capital framework (the "Basel III Capital Rules"). The implementation of the capital conservation buffer was effective for the Company on January 1, 2016 at the 0.625% level and was phased in over a four-year period increasing by 0.625% each year, until it reached 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company's ability to make capital distributions, including dividend payments and stock repurchases and to pay discretionary bonuses to executive officers.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Fully phased in on January 1, 2019, the Basel III Capital Rules require the Company and Bank to maintain (i) a minimum ratio of Common Equity Tier 1 ("CET1") capital to risk-weighted assets of at least 4.5%, plus the 2.5% capital conservation buffer (7.0%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (8.5%), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (10.5%) and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average quarterly assets.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, CET1 and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2019 and December 31, 2018, the Company and the Bank meet all capital adequacy requirements to which they are subject, including the capital buffer requirement.
As of March 31, 2019 and December 31, 2018, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized," the Bank must maintain minimum total risk based, CET1, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Bank’s category.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The following table presents the actual capital amounts and required ratios of the Company and Bank as of March 31, 2019 and December 31, 2018. The minimum required capital amounts presented as of March 31, 2019 include the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in.

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2019
Total capital to risk weighted assets:
Consolidated	$1,429,583	11.96%	$1,254,711	10.50%	N/A	N/A
Bank	1,427,269	11.95	1,253,945	10.50	$1,194,233	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	1,203,078	10.07	1,015,718	8.50	N/A	N/A
Bank	1,380,764	11.56	1,015,098	8.50	955,386	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	1,147,478	9.60	836,474	7.00	N/A	N/A
Bank	1,380,764	11.56	835,963	7.00	776,252	6.50
Tier 1 capital to average assets:
Consolidated	1,203,078	9.33	515,973	4.00	N/A	N/A
Bank	1,380,764	10.70	515,935	4.00	644,919	5.00

December 31, 2018
Total capital to risk weighted assets:
Consolidated	$1,072,156	12.58%	$681,686	8.00%	N/A	N/A
Bank	1,054,783	12.39	681,004	8.00	$851,255	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	887,354	10.41	511,264	6.00	N/A	N/A
Bank	1,009,981	11.86	510,753	6.00	681,004	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	856,754	10.05	383,448	4.50	N/A	N/A
Bank	1,009,981	11.86	383,065	4.50	553,316	6.50
Tier 1 capital to average assets:
Consolidated	887,354	9.57	370,727	4.00	N/A	N/A
Bank	1,009,981	10.91	370,412	4.00	463,015	5.00

Note 13.    Business Combinations
Guaranty Bancorp
On January 1, 2019, the Company acquired 100% of the outstanding stock of Guaranty Bancorp (Guaranty) and its subsidiary, Guaranty Bank and Trust Company (Guaranty Bank), Denver, Colorado. As a result of the acquisition, the Company added 32 full service branch locations along the Colorado Front Range, including locations throughout the Denver metropolitan area and along I-25 to Fort Collins expanding the Company's footprint in Colorado. The Company issued 13,179,748 shares of Company stock for the outstanding shares of Guaranty common stock, including restricted stock replacement awards.
The Company has recognized a provisional amount of goodwill of $270,583 which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the estimated fair market value of identifiable assets acquired. The goodwill in this acquisition resulted from a combination of expected synergies and expansion into desirable Colorado markets. None of the goodwill recognized is expected to be deductible for income tax purposes.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The Company has incurred expenses related to the acquisition of approximately $17,821 for the three months ended March 31, 2019, which is included in salaries and benefits and acquisition expense in the consolidated statements of income. The Company incurred expense of $1,560 during the year ended December, 31, 2018.
Provisional estimates for loans, other intangibles, deposits and subordinated debentures have been recorded for the acquisition as final valuations are not yet available. The Company does not expect any significant differences from estimated values upon completion of the valuations. The Company has not finalized the loan portfolio for credit-impaired and non-credit-impaired loan estimations, therefore, the amounts are not available for disclosure.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Estimated fair values of the assets acquired and liabilities assumed in this transaction as of the closing date are as follows:

Assets of acquired bank:
Cash and cash equivalents	$39,913
Certificates of deposit held in other banks	262
Securities available for sale	561,052
Restricted stock	27,794
Loans	2,788,159
Premises and equipment	65,786
Other real estate owned	1,710
Goodwill	270,583
Other intangible assets	71,518
Bank owned life insurance	80,837
Other assets	31,517
Total assets acquired	$3,939,131

Liabilities of acquired bank:
Deposits	$3,108,810
Repurchase agreements	8,475
FHLB advances	142,653
Other borrowings	40,000
Junior subordinated debentures	25,774
Other liabilities	11,538
Total liabilities assumed	$3,337,250
Common stock of 13,109,500 issued at $45.77 per share	$600,022
Consideration attributable to 70,248 shares of restricted stock replacement awards	$1,850
Cash paid	$9

The following table presents pro-forma information as if the Guaranty acquisition was completed as of January 1, 2018. The pro-forma results combine the historical results of Guaranty into the Company's consolidated statement of income including the impact of certain purchase accounting adjustments including loan and investment discount accretion and intangible assets amortization. The pro-forma results have been prepared for comparative purposes only and are not necessarily indicative of the results that would have been obtained had the acquisition actually occurred on January 1, 2018:

Interest income	$131,116
Noninterest income	16,425
Total Revenue	$147,541
Net income	46,603
Net income to common stockholders	$46,603
Basic earnings per share	$1.12
Diluted earnings per share	$1.12

Revenues and earnings of the acquired company since the acquisition date have not been disclosed as Guaranty was merged into the Company and separate financial information is not readily available.
Note 14. Subsequent Events
Declaration of Dividends
On April 24, 2019, the Company declared a quarterly cash dividend in the amount of $0.25 per share of common stock to the stockholders of record on May 6, 2019. The dividend will be paid on May 16, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q, our other filings with the SEC, and other press releases, documents, reports and announcements that we make, issue or publish may contain statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”) that are subject to risks and uncertainties and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, and other related federal securities laws. These forward-looking statements are statements or projections with respect to matters such as our future results of operations, including our future revenues, income, expenses, provision for taxes, effective tax rate, earnings per share and cash flows, our future capital expenditures and dividends, our future financial condition and changes therein, including changes in our loan portfolio and allowance for loan losses, our future capital structure or changes therein, the plan and objectives of management for future operations, our future or proposed acquisitions and the integration thereof, the future or expected effect of acquisitions on our operations, results of operations and financial condition, our future economic performance and the statements of the assumptions underlying any such statement. Such statements are typically identified by the use in the statements of words or phrases such as “aim,” “anticipate,” “estimate,” “expect,” “goal,” “guidance,” “intend,” “is anticipated,” “is estimated,” “is expected,” “is intended,” “objective,” “plan,” “projected,” “projection,” “will affect,” “will be,” “will continue,” “will decrease,” “will grow,” “will impact,” “will increase,” “will incur,” “will reduce,” “will remain,” “will result,” “would be,” variations of such words or phrases (including where the word “could,” “may” or “would” is used rather than the word “will” in a phrase) and similar words and phrases indicating that the statement addresses some future result, occurrence, plan or objective. The forward-looking statements that we make are based on the Company’s current expectations and assumptions regarding its business, the economy, and other future conditions. Because forward-looking statements relate to future results and occurrences, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. The Company’s actual results may differ materially from those contemplated by the forward-looking statements, which are neither statements of historical fact nor guarantees or assurances of future performance. Many possible events or factors could affect the future financial results and performance of the Company and could cause such results or performance to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, the following:

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

•	the potential impact of technology and “FinTech” entities on the banking industry generally; and

•	the other factors that are described or referenced in Part I, Item 1A. of our Annual Report on Form 10-K or our Quarterly Reports on Form 10-Q, in each case under the caption “Risk Factors.”
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

Overview
This Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s financial condition and results of operation as reflected in the interim consolidated financial statements and accompanying notes appearing in this Quarterly Report on Form 10-Q. This section should be read in conjunction with the Company’s interim consolidated financial statements and accompanying notes included elsewhere in this report and with the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2018.
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
As of March 31, 2019, the Company operated 106 full service banking locations in north, central and southeast Texas regions, and along the Colorado Front Range region. During the first quarter of 2019, the Company announced its intent to rebalance its retail footprint by consolidating branches in Texas and Colorado. This consolidation will result in the reduction of eight branches in Colorado and four branches in Texas with the majority of branch closures occurring in second quarter 2019. In April 2019, the Company also announced its plan to sell another branch in the North Texas region, which is expected to close in third quarter 2019. As a result of the planned branch reduction, Independent Bank will have a total of 93 branches, with 61 Texas locations and 32 Colorado locations.
The Company’s headquarters are located at 1600 Redbud, Suite 400, McKinney, Texas 75069, and its telephone number is (972) 562-9004. The Company’s website address is www.ibtx.com. Information contained on the Company’s website is not incorporated by reference into this Quarterly Report on Form 10-Q and is not part of this or any other report.
Our principal business is lending to and accepting deposits from businesses, professionals and individuals. We conduct all of our banking operations through Independent Bank, which is a Texas state banking corporation and our principal subsidiary (the Bank). We derive our income principally from interest earned on loans and, to a lesser extent, income from securities available for sale. We also derive income from non-interest sources, such as fees received in connection with various deposit services, mortgage banking operations and investment advisory services. From time to time, we also realize gains on the sale of assets. Our principal expenses include interest expense on interest-bearing customer deposits, advances from the Federal Home Loan Bank of Dallas (FHLB) and other borrowings, operating expenses such as salaries, employee benefits, occupancy costs, data processing and communication costs, expenses associated with other real estate owned, other administrative expenses, provisions for loan losses and our assessment for FDIC deposit insurance.
Certain Events Affect Year-over-Year Comparability
Acquisitions. The Company completed the acquisition of Guaranty Bancorp, a Colorado corporation and its subsidiary, Guaranty Bank and Trust Company (Guaranty), on January 1, 2019. As a result of the acquisition, the Company added 32 full service banking locations along the Colorado Front Range including locations throughout the Denver metropolitan area and along I-25 to Fort Collins, expanding the Company's footprint in Colorado. This acquisition increased total assets by $3.9 billion, gross loans by $2.8 billion and deposits by $3.1 billion.
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

The comparability of the Company's results of operations for the three months ended March 31, 2019 and 2018 are affected by these acquisitions.

Discussion and Analysis of Results of Operations for the Three Months Ended March 31, 2019 and 2018
The following discussion and analysis of our results of operations compares the operations for the three months ended March 31, 2019 with the three months ended March 31, 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results of operations that may be expected for all of the year ending December 31, 2019.
Results of Operations
For the three months ended March 31, 2019, net income was $37.1 million ($0.85 per common share on a diluted basis) compared with net income of $29.0 million ($1.02 per common share on a diluted basis) for the three months ended March 31, 2018. The Company posted annualized returns on average equity of 6.78% and 8.72%, returns on average assets of 1.08% and 1.35% and efficiency ratios of 60.37% and 52.30% for the three months ended March 31, 2019 and 2018, respectively. The efficiency ratio is calculated by dividing total noninterest expense (which excludes the provision for loan losses and the amortization of other intangible assets) by net interest income plus noninterest income.
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
Net interest income was $121.7 million for the three months ended March 31, 2019, an increase of $47.7 million, or 64.5%, from $74.0 million for the three months ended March 31, 2018. This increase is due primarily to a $4.7 billion increase, or 62.7%, in average interest earning assets to $12.2 billion for the three months ended March 31, 2019 compared to $7.5 billion for the three months ended March 31, 2018. The increase is primarily due to $3.4 billion in interest-earning assets acquired in the Guaranty transaction as well as $718.9 million of interest-earning assets acquired in the Integrity transaction as well as organic growth over the year. The average yield on interest earning assets increased 40 basis points from 4.77% for the three months ended March 31, 2018 to 5.17% for the three months ended March 31, 2019. The increase from the prior year is due primarily to higher rates on interest-earning assets due to continued increases in the Fed Funds rate for the year over year period as well as an increase in acquired loan accretion due to the Guaranty transaction. The average cost of interest-bearing liabilities increased 54 basis points to 1.59% for the three months ended March 31, 2019 compared to 1.05% for the three months ended March 31, 2018. The increase is primarily due to higher rates offered on our deposits, primarily commercial money market accounts and certificates of deposit, resulting from both market competition and the increased interest rates on deposit products tied to Fed Funds rates, as well as rate increases on short-term FHLB advances and junior subordinated debt. The aforementioned changes resulted in a five basis point increase in the net interest margin for the three months ended March 31, 2019 at 4.05% compared to 4.00% for the three months ended March 31, 2018.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis.  The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2019 and 2018. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances.

	Three months ended March 31,
	2019			2018
	Average Outstanding Balance	Interest	Yield/ Rate (3)	Average Outstanding Balance	Interest	Yield/ Rate (3)
(dollars in thousands)
Interest-earning assets:
Loans (1)	$10,708,761	$145,531	5.51%	$6,549,083	$83,275	5.16%
Taxable securities	772,782	5,450	2.86	588,447	2,903	2.00
Nontaxable securities	334,976	2,225	2.69	189,429	1,193	2.55
Interest-bearing deposits and other	380,062	2,370	2.53	170,086	743	1.77
Total interest-earning assets	12,196,581	$155,576	5.17	7,497,045	$88,114	4.77
Noninterest-earning assets	1,778,611			1,178,551
Total assets	$13,975,192			$8,675,596
Interest-bearing liabilities:
Checking accounts	$3,909,144	$10,097	1.05%	$2,940,180	$4,958	0.68%
Savings accounts	504,880	325	0.26	280,301	115	0.17
Money market accounts	1,899,263	9,611	2.05	737,493	2,621	1.44
Certificates of deposit	1,657,869	7,809	1.91	875,052	2,105	0.98
Total deposits	7,971,156	27,842	1.42	4,833,026	9,799	0.82
FHLB advances	446,029	2,610	2.37	483,709	1,886	1.58
Repurchase agreements and other borrowings	185,684	2,715	5.93	137,798	2,102	6.19
Junior subordinated debentures	53,659	757	5.72	27,686	360	5.27
Total interest-bearing liabilities	8,656,528	33,924	1.59	5,482,219	14,147	1.05
Noninterest-bearing checking accounts	3,024,361			1,829,955
Noninterest-bearing liabilities	74,770			16,021
Stockholders’ equity	2,219,533			1,347,401
Total liabilities and equity	$13,975,192			$8,675,596
Net interest income		$121,652			$73,967
Interest rate spread			3.58%			3.72%
Net interest margin (2)			4.05			4.00
Net interest income and margin (tax equivalent basis) (4)		$122,565	4.08		$74,421	4.03
Average interest earning assets to interest bearing liabilities			140.89			136.75

(1)	Average loan balances include nonaccrual loans.

(2)
Net interest margins for the periods presented represent: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.

(3)	Yield and rates for the three month periods are annualized.

(4)	A tax-equivalent adjustment has been computed using a federal income tax rate of 21% for the three months ended March 31, 2019 and 2018.

Provision for Loan Losses
Management actively monitors the Company’s asset quality and provides specific loss provisions when necessary. Provisions for loan losses are charged to income to bring the total allowance for loan losses to a level deemed appropriate by management based on such factors as historical loss experience, trends in classified loans and past dues, the volume, concentrations and growth in the loan portfolio, current economic conditions and the value of collateral.
Loans are charged off against the allowance for loan losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the provision for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the determination.
The Company recorded a $3.2 million provision for loan losses for the three months ended March 31, 2019 compared to $2.7 million for the comparable period in 2018. Provision expense is primarily reflective of organic loan growth as well as charge-offs or specific reserves taken during the respective period. Net charge-offs were $1.5 million and $137 thousand for the three months ended March 31, 2019 and 2018, respectively. The increase in net charge-offs for the three months ended March 31, 2019 was primarily related to $402 thousand in nonaccrual charge-offs in addition to a partial charge-off of an energy loan totaling $827 thousand which had been fully reserved in prior periods.
Noninterest Income
The following table sets forth the components of noninterest income for the three months ended March 31, 2019 and 2018 and the period-over-period variations in such categories of noninterest income:

	Three months ended March 31,		Variance
(dollars in thousands)	2019	2018	2019 v. 2018
Noninterest Income
Service charges on deposit accounts	$5,910	$3,485	$2,425	69.6%
Investment management and trust	2,219	—	2,219	100.0
Mortgage banking revenue	3,093	3,414	(321)	(9.4)
Gain on sale of other real estate	—	60	(60)	N/M
Gain (loss) on sale of securities available for sale	245	(224)	469	N/M
Gain (loss) on sale of premises and equipment	9	(8)	17	N/M
Increase in cash surrender value of BOLI	1,359	739	620	83.9
Other	3,589	1,989	1,600	80.4
Total noninterest income	$16,424	$9,455	$6,969	73.7%

N/M - not meaningful
Total noninterest income increased $7.0 million, or 73.7% for the three months ended March 31, 2019 over same period in 2018. Significant changes in the components of noninterest income are discussed below.
Service charges on deposit accounts. Service charges on deposit accounts increased $2.4 million, or 69.6% for the three months ended March 31, 2019, as compared to the same period in 2018. The increase in service charge income reflects an increase in deposit accounts primarily due to the acquisition of Guaranty Bancorp in January 2019 as well as the acquisition of Integrity in June 2018.
Investment management and trust. The investment management subsidiary and trust division were acquired in the Guaranty transaction on January 1, 2019.

Increase in cash surrender value of BOLI. The increase in cash surrender value of BOLI increased $620 thousand, or 83.9% for the three months ended March 31, 2019, as compared to the same period in 2018. The increase is primarily a result of $81 million in BOLI contracts acquired in the Guaranty transaction.

Other. Other noninterest income increased $1.6 million, or 80.4% for the three months ended March 31, 2019 as compared to the same period in 2018. The increase from prior year is primarily due to the additional accounts acquired in the Guaranty transaction as well as an increase in acquired loan recoveries during first quarter 2019.
Noninterest Expense
Noninterest expense increased $41.6 million, or 92.6% for the three months ended March 31, 2019 as compared to the same period in 2018. The following table sets forth the components of the Company’s noninterest expense for the three months ended March 31, 2019 and 2018 and the period-over-period variations in such categories of noninterest expense:

	Three months ended March 31,		Variance
(dollars in thousands)	2019	2018	2019 v. 2018
Noninterest Expense
Salaries and employee benefits	$42,380	$25,168	$17,212	68.4%
Occupancy	8,991	5,664	3,327	58.7
Data processing	3,769	2,405	1,364	56.7
FDIC assessment	1,248	741	507	68.4
Advertising and public relations	663	385	278	72.2
Communications	1,295	941	354	37.6
Other real estate owned expenses, net	71	90	(19)	(21.1)
Impairment of other real estate	436	85	351	412.9
Amortization of other intangible assets	3,235	1,331	1,904	143.1
Professional fees	1,170	1,119	51	4.6
Acquisition expense, including legal	14,987	545	14,442	N/M
Other	8,350	6,484	1,866	28.8
Total noninterest expense	$86,595	$44,958	$41,637	92.6%

N/M - not meaningful
Salaries and employee benefits. Salary and employee benefits increased $17.2 million, or 68.4% for the three months ended March 31, 2019 compared to the same period in 2018. Salary and employee benefit expenses increased for the comparative three months due to additional headcount related to both the Guaranty and Integrity acquisitions as well as organic growth during the year. Salaries and benefits expense is also elevated due to severance and retention payments made or accrued totaling $3.2 million related primarily to the Guaranty transaction and our announced branch restructuring in second quarter 2019, as well as the Company's increase in the 401(k) contribution match in third quarter 2018.
Occupancy.  Occupancy expense increased $3.3 million, or 58.7% for the three months ended March 31, 2019 compared to the same period in 2018. The increase is primarily reflective of 32 additional branches acquired in the Guaranty transaction and four branches acquired in the Integrity transaction.
Data processing. Data processing expense increased $1.4 million, or 56.7% three months ended March 31, 2019 compared to the same period in 2018. Data processing increased for the comparative three months primarily due to additional branches and accounts acquired with the Guaranty and Integrity acquisitions.
FDIC assessment. FDIC assessment expense increased $507 thousand, or 68.4% for the three months ended March 31, 2019 compared to the same period in 2018. The increases in FDIC assessment expense is due to additional accounts acquired with the Guaranty and Integrity acquisitions.
Amortization of other intangible assets. Intangible amortization increased $1.9 million, or 143.1% for the three months ended March 31, 2019 compared to the same period in 2018. The increase relates to the additional amortization of core deposit and customer intangibles related to the acquisition of Guaranty and Integrity transactions.

Acquisition expenses. Acquisition expenses increased $14.4 million for the three months ended March 31, 2019 compared to the same period in 2018. The increase in acquisition expenses in the first quarter 2019 was primarily due to $8.7 million in change in control payments to Guaranty executives as well as an increase in professional fees, contract termination fees, and conversion-related expenses related to Guaranty.
Other noninterest expense. Other noninterest expense increased $1.9 million, or 28.8% for the three months ended March 31, 2019 compared to the same period in 2018. The increase in noninterest expense primarily reflects the additional headcount, branch locations and accounts acquired in the Guaranty and Integrity transactions but also due in part to higher deposit and loan-related expenses for the year over year period.
Income Tax Expense
Income tax expense was $11.1 million for the three months ended March 31, 2019 and $6.8 million for the same period in 2018. The effective tax rates were 23.1% for the three months ended March 31, 2019 compared to 19.0% for the same period in 2018. The higher effective tax rate in first quarter 2019 was due to $1.4 million in deductibility limitations related to the change in control payments made to Guaranty employees and $203 thousand in nondeductible expenses.

Discussion and Analysis of Financial Condition
The following is a discussion and analysis of the Company’s financial condition as of March 31, 2019 and December 31, 2018.
Assets
The Company’s total assets increased by $4.3 billion, or 43.6%, to $14.1 billion as of March 31, 2019 from $9.8 billion at December 31, 2018. The increase is primarily due to $3.9 billion and $851.9 million in assets acquired with Guaranty and Integrity, respectively, in addition to organic growth for the period.
Loan Portfolio
The following table presents the balance and associated percentage of each major category in our loan portfolio as of March 31, 2019 and December 31, 2018:

(dollars in thousands)	March 31, 2019		December 31, 2018
Commercial (1)	$1,982,470	18.1%	$1,361,104	17.2%
Real estate:
Commercial	5,848,442	53.3	4,141,356	52.3
Commercial construction, land and land development	1,045,642	9.5	905,421	11.4
Residential (2)	1,547,374	14.1	1,082,248	13.7
Single family interim construction	373,398	3.4	331,748	4.2
Agricultural	97,704	0.9	66,638	0.8
Consumer	70,528	0.7	31,759	0.4
Other	481	—	253	—
	10,966,039	100.0%	7,920,527	100.0%
Deferred loan fees	(2,563)		(3,303)
Allowance for loan losses	(46,505)		(44,802)
Total loans, net	$10,916,971		$7,872,422
(1) Includes mortgage warehouse purchase loans of $251.3 million and $170.3 million at March 31, 2019 and December 31, 2018, respectively.
(2) Includes mortgage loans held for sale as of March 31, 2019 and December 31, 2018 of $22.6 million and $32.7 million respectively.
Our loan portfolio is the largest category of our earning assets. As of March 31, 2019 and December 31, 2018, total loans, net of allowance for loan losses and deferred fees, totaled $10.9 billion and $7.9 billion, respectively, which is an increase of 38.7% between the two dates. The increase is primarily due to $2.8 billion in loans acquired in the Guaranty but also due to organic loan growth during 2019.

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

(dollars in thousands)	March 31, 2019	December 31, 2018
Nonaccrual loans
Commercial	$7,835	$5,224
Real estate:
Commercial real estate, construction, land and land development	938	1,329
Residential real estate	1,179	1,775
Single family interim construction	—	3,578
Consumer	24	32
Total nonaccrual loans (1)	9,976	11,938
Loans delinquent 90 days or more and still accruing
Commercial	71	—
Consumer	1	5
Total loans delinquent 90 days or more and still accruing	72	5
Troubled debt restructurings, not included in nonaccrual loans
Commercial	114	114
Real estate:
Commercial real estate, construction, land and land development	392	405
Residential real estate	166	168
Total troubled debt restructurings, not included in nonaccrual loans	672	687
Total nonperforming loans	10,720	12,630
Other real estate owned and other repossessed assets:
Commercial real estate, construction, land and land development	5,474	4,200
Residential real estate	544	—
Consumer	114	114
Total other real estate owned and other repossessed assets	6,132	4,314
Total nonperforming assets	$16,852	$16,944
Ratio of nonperforming loans to total loans held for investment (2)	0.10%	0.16%
Ratio of nonperforming assets to total assets	0.12	0.17

(1)
Nonaccrual loans include troubled debt restructurings of $496 thousand and $506 thousand at March 31, 2019 and December 31, 2018, respectively and excludes loans acquired with deteriorated credit quality of $8.9 million and $7.0 million as of March 31, 2019 and December 31, 2018, respectively.

(2)	Excluding mortgage warehouse purchase loans of $251.3 million and $170.3 million as of March 31, 2019 and December 31, 2018, respectively.
Nonaccrual loans decreased to $10.0 million at March 31, 2019 from $11.9 million as of December 31, 2018. Troubled debt restructurings that were not on nonaccrual status totaled $672 thousand at March 31, 2019 decreasing slightly from $687 thousand at December 31, 2018. The decrease in nonaccrual loans was primarily due to payoffs of two nonaccrual single-family interim construction loans and one commercial real estate loan totaling $3.9 million, nonaccrual charge-offs totaling $402 thousand, and a $544 thousand nonaccrual residential real estate loan placed in foreclosure, offset by a $3.0 million commercial loan placed on nonaccrual status during the three months ended March 31, 2019. The net increase in other real estate owned and repossessed assets is primarily due to the addition of three properties totaling $1.7 million as a result of the Guaranty acquisition as well as the addition noted above, off-set by a $436 thousand impairment.
As of March 31, 2019, the Company had a total of 137 substandard and doubtful loans with an aggregate principal balance of $61.6 million that were not currently impaired loans, nonaccrual loans, 90 days past due loans or troubled debt restructurings, but where the Company had information about possible credit problems of the borrowers that caused the Company’s management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that could result in those loans becoming nonaccrual loans, 90 days past due loans or troubled debt restructurings in the future.

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
Allowance for Loan Losses. The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The Company’s allowance for loan losses represents the Company’s estimate of probable and reasonably estimable loan losses inherent in loans held for investment as of the respective balance sheet date. The Company’s methodology for assessing the adequacy of the allowance for loan losses includes a general allowance for performing loans, which are grouped based on similar characteristics, and an allocated allowance for individual impaired loans. Actual credit losses or recoveries are charged or credited directly to the allowance. As of March 31, 2019, the allowance for loan losses amounted to $46.5 million, or 0.43% of total loans held for investment, excluding mortgage warehouse purchase loans, compared with $44.8 million, or 0.58% as of December 31, 2018. The dollar increase from year end is primarily due to additional general reserves for organic loan growth. The decrease in the allowance for loan losses as a percentage of loans reflects that loans acquired in the Guaranty transaction were recorded at fair value without an allowance at acquisition date. As of March 31, 2019, the discount on acquired loans totaled $142.8 million.
The allowance for loan losses to nonperforming loans has increased from 354.73% at December 31, 2018 to 433.82% at March 31, 2019, due to an increase in the recorded allowance balance as well as a reduction in total nonperforming loans as noted above. Nonperforming loans have decreased to $10.7 million at March 31, 2019 compared to $12.6 million at December 31, 2018.
Securities Available for Sale
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit, interest rate and duration risk. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions.
The Company recognized a net gain of $245 thousand on the sale of securities for the three months ended March 31, 2019 and a net loss of $224 thousand on the sale of securities for the three month ended March 31, 2018. Securities represented 7.6% and 7.0% of the Company’s total assets at March 31, 2019 and December 31, 2018, respectively.
Management evaluates securities for other-than-temporary impairment (OTTI) on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation. Management does not intend to sell any debt securities it holds and believes the Company more likely than not will not be required to sell any debt securities it holds before their anticipated recovery, at which time the Company will receive full value for the securities. Management has the ability and intent to hold the securities classified as available for sale that were in a loss position as of March 31, 2019 for a period of time sufficient for an entire recovery of the cost basis of the securities. For those securities that are impaired, the unrealized losses are largely due to interest rate changes. The fair value is expected to recover as the securities approach their maturity date. Management believes any impairment in the Company’s securities at March 31, 2019, is temporary and no other-than-temporary impairment has been realized in the Company’s consolidated financial statements.
Capital Resources and Regulatory Capital Requirements
Total stockholder’s equity was $2.2 billion at March 31, 2019 compared with $1.6 billion at December 31, 2018, an increase of approximately $627.8 million. The increase was primarily due to stock issued in the Guaranty acquisition for a total, net of offering costs, of $601.1 million as well as net income of $37.1 million earned by the Company during the three months ended March 31, 2019, stock based compensation of $2.2 million, and an increase of $11.8 million in unrealized gain (loss) on available for sale securities offset by a cumulative adjustment for change in accounting principles of $926 thousand, stock repurchased by the Company totaling $12.5 million and dividends paid of $10.9 million.

As of March 31, 2019, the Company exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	As of March 31, 2019
	Actual Consolidated	Actual Bank	Required minimum capital - Basel III fully phased-in	Required to be considered well capitalized (Bank only)
	Ratio	Ratio	Ratio	Ratio
Tier 1 capital to average assets ratio	9.33%	10.70%	4.00%	≥5.00%
Common equity tier 1 capital to risk weighted assets ratio	9.60	11.56	7.00%	≥6.50
Tier 1 capital to risk weighted assets ratio	10.07	11.56	8.50%	≥8.00
Total capital to risk weighted assets ratio	11.96	11.95	10.50%	≥10.00
Share Repurchase Program. The Company established share repurchase programs in prior years which would allow the Company to purchase its common stock in the open market or in privately negotiated transactions. In general, share repurchase programs allow the Company to proactively manage its capital position and return excess capital to shareholders. On October 24, 2018, the Company announced the reestablishment of its share repurchase program. The program authorizes the purchase by the Company of up to $75,000 of its common stock. The repurchase program is authorized to continue through October 1, 2019. As of March 31, 2019, the Company repurchased a total of 172,738 shares of Company stock at a total cost of $10,000 under this program.
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
In addition to the liquidity provided by the sources described above, the Company maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of March 31, 2019, the Company had established federal funds lines of credit with 11 unaffiliated banks totaling $425 million with no borrowings against the lines at that time. The Company also participates in an exchange that provides direct overnight borrowings with other financial institutions with a borrowing capacity of $279 million and none outstanding as of March 31, 2019. The Company has an unsecured line of credit totaling $100 million with an unrelated commercial bank. The line had $21.0 million outstanding as of March 31, 2019 and was subsequently paid off prior to the date of this report. Based on the values of stock, securities, and loans pledged as collateral, as of March 31, 2019, the Company had additional borrowing capacity with the FHLB of $2.0 billion. In addition, the Company maintains a secured line of credit with the Federal Reserve Bank with an availability to borrow $982.2 million.

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
On January 18, 2018, the Company entered into an agreement with an independent contractor for the oversight and construction of the Company's new corporate headquarters office building in McKinney, Texas. The 165,000 square foot building is estimated to cost approximately $58.0 million and expected to be completed in second quarter 2019. At March 31, 2019, the project's estimated remaining costs was approximately $22 million.
As a result of the acquisition of Guaranty completed during the three months ended March 31, 2019, the Company acquired deposit accounts, FHLB advances, subordinated debt commitments, junior subordinated debentures and assumed the operating lease commitments for several branch locations acquired in the Guaranty transaction.
Other than normal changes in the ordinary course of business and the items mentioned above, there have been no significant changes in the types of contractual obligations or amounts due since December 31, 2018.
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
Independent Bank’s commitments to extend credit and outstanding standby letters of credit were $2.4 billion and $25.0 million, respectively, as of March 31, 2019. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. The Company manages the Company’s liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that the Company will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.

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
Goodwill and Other Intangible Assets. The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. The Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a two step impairment test is unnecessary. If the Company concludes otherwise, then it is required to perform the first step of the two step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. The Company performs its impairment test annually as of December 31. There have been no circumstances since December 31, 2018 that would indicate any impairment has occurred, therefore, management does not believe goodwill is impaired as of March 31, 2019.
Core deposit intangibles and other acquired customer relationship intangibles lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset, or liability. Other intangible assets are being amortized on a straight-line basis over their estimated useful lives ranging from ten to thirteen years. Other intangible assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

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
The Company's interest rate risk model indicated that it was in a balanced rate sensitive position in terms of interest rate sensitivity as of March 31, 2019. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income based on the interest rate risk model as of March 31, 2019:

Hypothetical Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
200	1.27%
100	0.73
(100)	0.70
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
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. RISK FACTORS
In evaluating an investment in our securities, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, and in the information contained in this Quarterly Report on Form 10-Q and our other reports and registrations statements.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
Item 3. DEFAULTS UPON SENIOR SECURITIES
None
Item 4. MINE SAFETY DISCLOSURES
Not applicable
Item 5. OTHER INFORMATION
None

Item 6. EXHIBITS
The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit 3.1
Amended and Restated Certificate of Formation of Independent Bank Group, Inc., which is incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 of Independent Bank Group, Inc. filed with the SEC on February 27, 2013 (Registration No. 333 186912) (the "S-1 Registration Statement")

Exhibit 3.2
Certificate of Amendment to Amended and Restated Certificate of Formation of Independent Bank Group, Inc., which is incorporated herein by reference to Exhibit 3.3 to Amendment No. 2 to the Company’s S-1 Registration Statement filed with the SEC on April 1, 2013

Exhibit 3.3
Third Amended and Restated Bylaws of Independent Bank Group, Inc., which are incorporated herein by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s S-1 Registration Statement filed with the SEC on March 18, 2013

Exhibit 3.4
Statement of Designations of Senior Non-Cumulative Perpetual Preferred Stock, Series A of Independent Bank Group, Inc., as filed with the Office of the Secretary of State of the State of Texas on April 15, 2014, which is incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2014

Exhibit 3.5
Certificate of Merger, dated January 2, 2014, of Live Oak Financial Corp. with and into Independent Bank Group, Inc., which is incorporated herein by reference to Exhibit 3.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-196627) filed with the SEC on June 25, 2014 (the “S-3 Registration Statement”)

Exhibit 3.6
Certificate of Merger, dated April 15, 2014, of BOH Holdings, Inc. with and into Independent Bank Group, Inc., which is incorporated herein by reference to Exhibit 3.6 to Amendment No. 1 to the S-3 Registration Statement filed with the SEC on June 25, 2014

Exhibit 3.7
Certificate of Merger, dated September 30, 2014, of Houston City Bancshares, Inc. with and into Independent Bank Group, Inc., which is incorporated by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on July 31, 2015

Exhibit 3.8
Certificate of Merger, dated March 31, 2017, of Carlile Bancshares, Inc. with and into Independent Bank Group, Inc. which is incorporated by reference to Exhibit 3.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on April 27, 2017

Exhibit 3.9
Certificate of Merger, dated October 23, 2017, of Washington Investment Company with and into Independent Bank Group, Inc., which is incorporated by reference to Exhibit 3.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the SEC on July 26, 2018

Exhibit 3.10
Certificate of Merger, dated May 31, 2018, of Integrity Bancshares, Inc. with and into Independent Bank Group, Inc., which is incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the SEC on July 26, 2018

Exhibit 3.11
Certificate of Merger, dated December 27, 2018, but effective January 1, 2019, of Guaranty Bancorp with and into Independent Bank Group, Inc., which is incorporated by reference to Exhibit 3.10 to the Company's Annual Report on Form 10-K for the year December 31, 2018, filed with the SEC on February 28, 2019

Exhibit 4.1
Form of certificate representing shares of the Company’s common stock, which is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Form S-1 Registration Statement filed with the SEC on March 18, 2013

Exhibit 4.2	Form of Common Stock Purchase Warrant, with schedules of differences, which is incorporated herein by reference to Exhibit 4.2 to the S-1 Registration Statement

Exhibit 4.3
Subordinated Debt Indenture, dated as of June 25, 2014, between Independent Bank Group, Inc. and Wells Fargo Bank, National Association, in its capacity as Indenture Trustee, which is incorporated herein by reference to Exhibit 4.6 to Amendment No. 1 to the S‑3 Registration Statement filed with the SEC on June 25, 2014

Exhibit 4.4
First Supplemental Indenture, dated as of July 17, 2014, between Independent Bank Group, Inc. and Wells Fargo Bank Shareowner Services, in its capacity as Indenture Trustee, which is incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated July 17, 2014

Exhibit 4.5
Second Supplemental Indenture, dated as of December 19, 2017, between Independent Bank Group, Inc. and Wells Fargo Bank, National Association, as trustee, which is incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8‑K, dated December 19, 2017

Exhibit 4.6
Form of Global Note to represent the 5.875% Subordinated Notes due August 1, 2024, of the Company, which is incorporated herein by reference to Exhibit 4.5 in the Company’s Quarterly Report on Form 10‑Q, for the quarter ended September 30, 2017, filed with the SEC on October 26, 2017

Exhibit 4.7
Form of Global Note to represent the 5.875% Subordinated Notes due August 1, 2024, of the Company, which is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated June 22, 2016

The other instruments defining the rights of holders of the long-term debt securities of the Company and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.

Exhibit 4.8(a)*	Independent Bank 401(k) Profit Sharing Plan

Exhibit 4.8(b)*	Amendment to Independent Bank 401(k) Profit Sharing Plan for Unilateral Interim Amendment to Comply with the 2017 Final Regulations under ERISA Section 503, dated June 6, 2018

Exhibit 4.8(c)*	Amendment to Independent Bank 401(k) Profit Sharing Plan for Interim Amendment to Comply with the Final Regulations under Code Sections 401(k) and 401(m), dated October 16, 2018

Exhibit 4.8(d)*	Amendment to Independent Bank 401(k) Profit Sharing Plan for Amendment to Comply with the Bipartisan Budget Act of 2018, dated December 21, 2018

Exhibit 10.1(a)
Credit Agreement, dated as of January 17, 2019, between Independent Bank Group, Inc., in favor of U.S. Bank National Association, which is incorporated herein by reference to Exhibit 10.1(a) to the Company’s Current Report on Form 8-K, dated January 17, 2019

Exhibit 10.1(b)
Revolving Credit Note, dated January 17, 2019, by Independent Bank Group, Inc. in favor of U.S. Bank National Association, which is incorporated herein by reference to Exhibit 10.1(b) to the Company’s Current Report on Form 8-K, dated January 17, 2019

Exhibit 10.1(c)
Negative Pledge Agreement, dated as of January 17, 2019, by the Company, in favor of U.S. Bank National Association, which is incorporated herein by reference to Exhibit 10.1(c) to the Company’s Current Report on Form 8-K, dated January 17, 2019

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 101.INS *	XBRL Instance Document-the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH *	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**
Furnished herewith (such certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Independent Bank Group, Inc.

Date:	April 25, 2019	By: /s/ David R. Brooks

David R. Brooks
Chairman, Chief Executive Officer and President

Date:	April 25, 2019	By: /s/ Michelle S. Hickox

Michelle S. Hickox
Executive Vice President
Chief Financial Officer