Form 10-Q
period 2019-06-30
Independent Bank Group, Inc.
filed 2019-07-25
CIK 1564618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2019.
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from                 to                    .
Commission file number 001-35854
Independent Bank Group, Inc.
(Exact name of registrant as specified in its charter)

Texas	13-4219346
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7777 Henneman Way
McKinney,
Texas	75070-1711
(Address of principal executive offices)	(Zip Code)
(972) 562-9004
(Registrant’s telephone number, including area code)

1600 Redbud Boulevard, Suite 400
McKinney,	Texas	75069-3257
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	IBTX	NASDAQ Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Common Stock, Par Value $0.01 Per Share – 42,949,401 shares as of July 23, 2019.

INDEPENDENT BANK GROUP, INC. AND SUBSIDIARIES
Form 10-Q
June 30, 2019

***

Independent Bank Group, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2019 (unaudited) and December 31, 2018
(Dollars in thousands, except share information)

	June 30,	December 31,
Assets	2019	2018
Cash and due from banks	$141,310	$102,024
Interest-bearing deposits in other banks	438,137	28,755
Cash and cash equivalents	579,447	130,779
Certificates of deposit held in other banks	5,216	1,225
Securities available for sale, at fair value	1,104,520	685,350
Loans held for sale (includes $17,988 and $27,871 carried at fair value, respectively)	106,489	32,727
Loans, net	11,183,877	7,839,695
Premises and equipment, net	244,523	167,866
Other real estate owned	10,972	4,200
Federal Home Loan Bank (FHLB) of Dallas stock and other restricted stock	33,346	26,870
Bank-owned life insurance (BOLI)	212,704	129,521
Deferred tax asset	13,189	13,180
Goodwill	994,097	721,797
Other intangible assets, net	110,090	45,042
Other assets	110,452	51,713
Total assets	$14,708,922	$9,849,965

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$3,153,001	$2,145,930
Interest-bearing	8,377,586	5,591,864
Total deposits	11,530,587	7,737,794
FHLB advances	580,000	290,000
Other borrowings	212,534	137,316
Junior subordinated debentures	53,725	27,852
Other liabilities	82,734	50,570
Total liabilities	12,459,580	8,243,532
Commitments and contingencies
Stockholders’ equity:
Preferred stock (0 and 0 shares outstanding, respectively)	—	—
Common stock (42,953,818 and 30,600,582 shares outstanding, respectively)	430	306
Additional paid-in capital	1,922,475	1,317,616
Retained earnings	309,314	296,816
Accumulated other comprehensive income (loss)	17,123	(8,305)
Total stockholders’ equity	2,249,342	1,606,433
Total liabilities and stockholders’ equity	$14,708,922	$9,849,965
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Income
Three and Six Months Ended June 30, 2019 and 2018 (unaudited)
(Dollars in thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income:
Interest and fees on loans	$157,431	$91,614	$302,962	$174,889
Interest on taxable securities	5,277	3,501	10,727	6,404
Interest on nontaxable securities	2,127	1,179	4,352	2,372
Interest on interest-bearing deposits and other	2,828	788	5,198	1,531
Total interest income	167,663	97,082	323,239	185,196
Interest expense:
Interest on deposits	31,322	12,827	59,164	22,626
Interest on FHLB advances	2,984	2,847	5,594	4,733
Interest on other borrowings and repurchase agreements	2,923	2,097	5,638	4,199
Interest on junior subordinated debentures	791	402	1,548	762
Total interest expense	38,020	18,173	71,944	32,320
Net interest income	129,643	78,909	251,295	152,876
Provision for loan losses	4,739	2,730	7,963	5,425
Net interest income after provision for loan losses	124,904	76,179	243,332	147,451
Noninterest income:
Service charges on deposit accounts	6,164	3,533	12,074	7,018
Investment management and trust	2,522	—	4,741	—
Mortgage banking revenue	3,702	3,609	6,795	7,023
Gain on sale of other real estate	312	58	312	118
Gain (loss) on sale of securities available for sale	20	(10)	265	(234)
Loss on sale of premises and equipment	(279)	(89)	(270)	(97)
Increase in cash surrender value of BOLI	1,374	758	2,733	1,497
Other	2,384	2,274	5,973	4,263
Total noninterest income	16,199	10,133	32,623	19,588
Noninterest expense:
Salaries and employee benefits	40,532	26,790	82,912	51,958
Occupancy	9,585	6,018	18,576	11,682
Data processing	4,449	2,467	8,218	4,872
FDIC assessment	962	712	2,210	1,453
Advertising and public relations	812	332	1,475	717
Communications	1,327	793	2,622	1,734
Other real estate owned expenses, net	79	119	150	209
Impairment of other real estate	988	—	1,424	85
Amortization of other intangible assets	3,235	1,393	6,470	2,724
Professional fees	1,544	1,133	2,714	2,252
Acquisition expense, including legal	3,723	3,444	18,710	3,989
Other	10,742	5,957	19,092	12,441
Total noninterest expense	77,978	49,158	164,573	94,116
Income before taxes	63,125	37,154	111,382	72,923
Income tax expense	13,389	7,519	24,515	14,324
Net income	$49,736	$29,635	$86,867	$58,599
Basic earnings per share	$1.15	$1.02	$1.99	$2.04
Diluted earnings per share	$1.15	$1.02	$1.99	$2.04
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Three and Six Months Ended June 30, 2019 and 2018 (unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$49,736	$29,635	$86,867	$58,599
Other comprehensive income (loss) before tax:
Change in net unrealized gains (losses) on available for sale securities during the year	17,645	(1,264)	32,796	(12,179)
Reclassification for amount realized through sales of securities available for sale included in net income	(20)	10	(265)	234
Other comprehensive income (loss) before tax	17,625	(1,254)	32,531	(11,945)
Income tax expense (benefit)	3,973	(263)	7,103	(2,508)
Other comprehensive income (loss), net of tax	13,652	(991)	25,428	(9,437)
Comprehensive income	$63,388	$28,644	$112,295	$49,162
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2019 and 2018 (unaudited)
(Dollars in thousands, except for par value, share and per share information)

	Preferred Stock $.01 Par Value 10 million shares authorized	Common Stock $.01 Par Value 100 million shares authorized		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
		Shares	Amount
Balance, December 31, 2018	$—	30,600,582	$306	$1,317,616	$296,816	$(8,305)	$1,606,433
Cumulative effect of change in accounting principles	—	—	—	—	(926)	—	(926)
Net income	—	—	—	—	37,131	—	37,131
Other comprehensive income, net of tax	—	—	—	—	—	11,776	11,776
Stock issued for acquisition of bank, net of offering costs of $804	—	13,179,748	132	600,936	—	—	601,068
Common stock repurchased	—	(225,903)	(2)	—	(12,505)	—	(12,507)
Restricted stock forfeited	—	(385)	—	—	—	—	—
Restricted stock granted	—	111,751	1	(1)	—	—	—
Stock based compensation expense	—	—	—	2,172	—	—	2,172
Cash dividends ($0.25 per share)	—	—	—	—	(10,945)	—	(10,945)
Balance, March 31, 2019	$—	43,665,793	$437	$1,920,723	$309,571	$3,471	$2,234,202
Net income	—	—	—	—	49,736	—	49,736
Other comprehensive income, net of tax	—	—	—	—	—	13,652	13,652
Common stock repurchased	—	(726,002)	(7)	—	(39,096)	—	(39,103)
Restricted stock forfeited	—	(7,833)	—	—	—	—	—
Restricted stock granted	—	21,860	—	—	—	—	—
Stock based compensation expense	—	—	—	1,752	—	—	1,752
Cash dividends ($0.25 per share)	—	—	—	—	(10,897)	—	(10,897)
Balance, June 30, 2019	$—	42,953,818	$430	$1,922,475	$309,314	$17,123	$2,249,342

Balance, December 31, 2017	$—	28,254,893	$283	$1,151,990	$184,232	$(487)	$1,336,018
Cumulative effect of change in accounting principle	—	—	—	—	233	(233)	—
Net income	—	—	—	—	28,964	—	28,964
Other comprehensive loss, net of tax	—	—	—	—	—	(8,446)	(8,446)
Restricted stock forfeited	—	(606)	—	—	—	—	—
Restricted stock granted	—	99,812	1	(1)	—	—	—
Stock based compensation expense	—	—	—	1,412	—	—	1,412
Exercise of warrants	—	8,874	—	152	—	—	152
Cash dividends ($0.12 per share)	—	—	—	—	(3,401)	—	(3,401)
Balance, March 31, 2018	$—	28,362,973	$284	$1,153,553	$210,028	$(9,166)	$1,354,699
Net income	—	—	—	—	29,635	—	29,635
Other comprehensive loss, net of tax	—	—	—	—	—	(991)	(991)
Stock issued for acquisition of bank, net of offering costs of $209	—	2,071,981	21	157,033	—	—	157,054
Restricted stock forfeited	—	(3,239)	—	—	—	—	—
Restricted stock granted	—	19,100	—	—	—	—	—
Stock based compensation expense	—	—	—	1,543	—	—	1,543
Exercise of warrants	—	17,598	—	303	—	—	303
Cash dividends ($0.14 per share)	—	—	—	—	(3,974)	—	(3,974)
Balance, June 30, 2018	$—	30,468,413	$305	$1,312,432	$235,689	$(10,157)	$1,538,269
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2019 and 2018 (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$86,867	$58,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	5,642	4,129
Accretion of income recognized on acquired loans	(25,348)	(6,177)
Amortization of other intangibles assets	6,470	2,724
Amortization of premium on securities, net	1,497	2,037
Amortization of discount and origination costs on borrowings	317	315
Stock based compensation expense	3,924	2,955
Excess tax expense (benefit) on restricted stock vested	10	(613)
FHLB stock dividends	(406)	(318)
(Gain) loss on sale of securities available for sale	(265)	234
Loss on sale of premises and equipment	270	97
Gain on sale of other real estate owned	(312)	(118)
Impairment of other real estate	1,424	85
Deferred tax expense	8,515	770
Provision for loan losses	7,963	5,425
Increase in cash surrender value of BOLI	(2,733)	(1,497)
Net gain on loans held for sale	(6,374)	(6,564)
Originations of loans held for sale	(175,388)	(206,814)
Proceeds from sale of loans held for sale	191,526	222,524
Net change in other assets	(7,521)	(1,074)
Net change in other liabilities	(18,182)	(141)
Net cash provided by operating activities	77,896	76,578
Cash flows from investing activities:
Proceeds from maturities, calls and pay downs of securities available for sale	3,615,292	1,060,297
Proceeds from sale of securities available for sale	189,704	27,473
Purchases of securities available for sale	(3,632,697)	(1,105,323)
Purchases of certificates of deposit held in other banks	(4,954)	—
Proceeds from maturities of certificates of deposit held in other banks	1,225	11,760
Proceeds from surrender of bank owned life insurance contracts	387	—
Purchase of bank owned life insurance contracts	—	(5,000)
Purchases of FHLB stock and other restricted stock	(8,622)	(6,144)
Proceeds from redemptions of FHLB stock and other restricted stock	30,346	—
Net loans originated held for investment	(337,280)	(513,801)
Originations of mortgage warehouse purchase loans	(4,560,698)	(2,528,326)
Proceeds from pay-offs of mortgage warehouse purchase loans	4,277,496	2,528,230
Additions to premises and equipment	(26,286)	(9,937)
Proceeds from sale of premises and equipment	1,607	3,139
Proceeds from sale of other real estate owned	1,749	2,959
Cash received from acquired bank	39,913	44,723
Cash paid in connection with acquisition	(9)	(31,016)
Net cash used in investing activities	(412,827)	(520,966)

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
Six Months Ended June 30, 2019 and 2018 (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from financing activities:
Net increase in demand deposits, money market and savings accounts	381,193	240,738
Net increase in time deposits	294,315	66,767
Proceeds from FHLB advances	1,300,000	960,000
Repayments of FHLB advances	(1,152,653)	(800,041)
Proceeds from other borrowings	56,000	—
Repayments of other borrowings	(21,000)	—
Proceeds from exercise of common stock warrants	—	455
Repurchase of common stock	(51,610)	—
Offering costs paid in connection with acquired bank	(804)	(209)
Dividends paid	(21,842)	(7,375)
Net cash provided by financing activities	783,599	460,335
Net change in cash and cash equivalents	448,668	15,947
Cash and cash equivalents at beginning of year	130,779	431,102
Cash and cash equivalents at end of year	$579,447	$447,049
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
Share repurchase program: The Company established share repurchase programs in prior years which would allow the Company to purchase its common stock in the open market or in privately negotiated transactions. In general, share repurchase programs allow the Company to proactively manage its capital position and return excess capital to shareholders. On October 24, 2018, the Company announced the reestablishment of its share repurchase program. The program authorizes the Company to repurchase up to $75,000 of its common stock. The repurchase program is authorized to continue through October 1, 2019. As of June 30, 2019, the Company has repurchased a total of 897,738 shares of Company stock at a total cost of $49,048 under this program. Shares of Company stock repurchased to settle employee tax withholding related to vesting of stock awards during the period ended June 30, 2019 totaled 54,167 at a total cost of $2,562 and were not included under this program.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Earnings per share: Basic earnings per common share are net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. The unvested share-based payment awards that contain rights to non forfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock warrants. The participating nonvested common stock was not included in dilutive shares as it was anti-dilutive for the three and six months ended June 30, 2019 and 2018. Proceeds from the assumed exercise of dilutive stock warrants are assumed to be used to repurchase common stock at the average market price. All stock warrants were exercised during 2018.
The following table presents a reconciliation of net income available to common shareholders and the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic earnings per share:
Net income	$49,736	$29,635	$86,867	$58,599
Less:
Undistributed earnings allocated to participating securities	286	221	435	465
Dividends paid on participating securities	80	35	146	68
Net income available to common shareholders	$49,370	$29,379	$86,286	$58,066
Weighted average basic shares outstanding	43,013,343	28,814,759	43,253,072	28,434,002
Basic earnings per share	$1.15	$1.02	$1.99	$2.04
Diluted earnings per share:
Net income available to common shareholders	$49,370	$29,379	$86,286	$58,066
Total weighted average basic shares outstanding	43,013,343	28,814,759	43,253,072	28,434,002
Add dilutive stock warrants	—	92,392	—	92,187
Total weighted average diluted shares outstanding	43,013,343	28,907,151	43,253,072	28,526,189
Diluted earnings per share	$1.15	$1.02	$1.99	$2.04
Anti-dilutive participating securities	31,382	63,003	47,511	111,538

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

	Six Months Ended June 30,
	2019	2018
Cash transactions:
Interest expense paid	$67,019	$31,410
Income taxes paid	$12,918	$9,009
Noncash transactions:
Transfers of loans to other real estate owned	$544	$—
Transfers of loans held for investment to loans held for sale	$83,526	$—
Loans to facilitate the sale of other real estate owned	$517	$—
Right-of-use assets obtained in exchange for lease liabilities	$34,790	$—
Transfer of bank premises to other real estate	$7,896	$—
Transfer of repurchase agreements to deposits	$8,475	$—

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Supplemental schedule of noncash investing activities from acquisitions is as follows:

	Six Months Ended June 30,
	2019	2018
Noncash assets acquired
Certificates of deposit held in other banks	$262	$—
Securities available for sale	561,052	24,726
Restricted stock	27,794	3,357
Loans	2,789,868	651,722
Premises and equipment	65,786	4,800
Other real estate owned	1,710	—
Goodwill	272,300	100,120
Other intangible assets	71,518	7,532
Bank owned life insurance	80,837	8,181
Other assets	32,009	6,416
Total assets	$3,903,136	$806,854
Noncash liabilities assumed:
Deposits	$3,108,810	$593,078
Repurchase agreements	8,475	—
FHLB advances	142,653	60,000
Other borrowings	40,000	—
Junior subordinated debentures	25,774	—
Other liabilities	15,456	10,220
Total liabilities	$3,341,168	$663,298
Cash and cash equivalents acquired from acquisitions	$39,913	$44,723
Cash paid to shareholders of acquired banks	$9	$31,016
Fair value of common stock issued to shareholders of acquired banks	$601,872	$157,263

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Note 3. Securities Available for Sale
Securities available for sale have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at June 30, 2019 and December 31, 2018, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
June 30, 2019
U.S. treasuries	$50,060	$808	$(35)	$50,833
Government agency securities	186,839	1,212	(190)	187,861
Obligations of state and municipal subdivisions	347,020	9,091	(134)	355,977
Corporate bonds	7,032	177	—	7,209
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	491,101	10,501	(162)	501,440
Other securities	1,200	—	—	1,200
	$1,083,252	$21,789	$(521)	$1,104,520
December 31, 2018
U.S. treasuries	$30,110	$—	$(467)	$29,643
Government agency securities	152,969	80	(2,819)	150,230
Obligations of state and municipal subdivisions	187,366	727	(3,086)	185,007
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	326,168	128	(5,826)	320,470
	$696,613	$935	$(12,198)	$685,350

Securities with a carrying amount of approximately $207,999 and $219,927 at June 30, 2019 and December 31, 2018, respectively, were pledged to secure public fund deposits and repurchase agreements.
Proceeds from sale of securities available for sale and gross gains and gross losses for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Proceeds from sale	$4,196	$12,672	$189,704	$27,473
Gross gains	$20	$88	$293	$103
Gross losses	$—	$98	$28	$337

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The amortized cost and estimated fair value of securities available for sale at June 30, 2019, by contractual maturity, are shown below. Maturities of pass-through certificates will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2019
	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$51,225	$51,178
Due from one year to five years	195,941	198,126
Due from five to ten years	187,726	191,861
Thereafter	157,259	161,915
	592,151	603,080
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	491,101	501,440
	$1,083,252	$1,104,520

The number of securities, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2019 and December 31, 2018, are summarized as follows:

	Less Than 12 Months			Greater Than 12 Months			Total
Description of Securities	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Securities Available for Sale
June 30, 2019
U.S. treasuries	—	$—	$—	3	$10,114	$(35)	$10,114	$(35)
Government agency securities	2	12,307	(12)	21	52,414	(178)	64,721	(190)
Obligations of state and municipal subdivisions	2	836	(1)	22	16,639	(133)	17,475	(134)
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	3	4,084	(9)	17	35,488	(153)	39,572	(162)
	7	$17,227	$(22)	63	$114,655	$(499)	$131,882	$(521)
December 31, 2018
U.S. treasuries	1	$9,749	$(6)	5	$19,894	$(461)	$29,643	$(467)
Government agency securities	4	6,068	(32)	43	126,745	(2,787)	132,813	(2,819)
Obligations of state and municipal subdivisions	88	32,493	(326)	218	105,817	(2,760)	138,310	(3,086)
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	56	112,114	(1,031)	101	186,713	(4,795)	298,827	(5,826)
	149	$160,424	$(1,395)	367	$439,169	$(10,803)	$599,593	$(12,198)

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Note 4. Loans, Net and Allowance for Loan Losses
Loans, net, at June 30, 2019 and December 31, 2018, consisted of the following:

	June 30,	December 31,
	2019	2018
Commercial	$2,220,172	$1,361,104
Real estate:
Commercial	5,831,466	4,141,356
Commercial construction, land and land development	1,164,789	905,421
Residential	1,466,978	1,049,521
Single-family interim construction	379,422	331,748
Agricultural	107,685	66,638
Consumer	66,432	31,759
Other	589	253
	11,237,533	7,887,800
Deferred loan fees	(2,581)	(3,303)
Allowance for loan losses	(51,075)	(44,802)
	$11,183,877	$7,839,695

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
Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. The Company’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. These cash flows, however, may not be as expected and the value of collateral securing the loans may fluctuate. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short term loans may be made on an unsecured basis. Additionally, our commercial loan portfolio includes loans made to customers in the energy industry, which is a complex, technical and cyclical industry. Experienced bankers with specialized energy lending experience originate our energy loans. Companies in this industry produce, extract, develop, exploit and explore for oil and natural gas. Loans are primarily collateralized with proven producing oil and gas reserves based on a technical evaluation of these reserves. At June 30, 2019 and December 31, 2018, there were approximately $174,399 and $135,034 of energy related loans outstanding, respectively. The Company has a mortgage warehouse purchase program, which provides a mortgage warehouse lending vehicle to third party mortgage bankers across a broad geographic scale. The mortgage loans are underwritten, in part, on approved investor takeout commitments. These loans have a very short duration ranging between 10 days and 15 days. In some cases, loans to larger mortgage originators may be financed for up to 60 days. These loans are reported as commercial loans since the loans are secured by notes receivable, not real estate. As of June 30, 2019 and December 31, 2018, mortgage warehouse purchase loans outstanding totaled $453,492 and $170,290, respectively.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. Management monitors the diversification of the portfolio on a quarterly basis by type and geographic location. Management also tracks the level of owner occupied property versus non owner occupied property. At June 30, 2019, the portfolio consisted of approximately 30% of owner occupied property.
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
Most of the Company’s lending activity occurs within the State of Texas, primarily in the north, central and southeast Texas regions and the State of Colorado, specifically along the Front Range area. As of June 30, 2019, loans in the Colorado region represented about 29% of the total portfolio. A large percentage of the Company’s portfolio consists of commercial and residential real estate loans. As of June 30, 2019 and December 31, 2018, there were no concentrations of loans related to a single industry in excess of 10% of total loans.
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
Loans requiring an allocated loan loss provision are generally identified at the servicing officer level based on review of weekly past due reports and/or the loan officer’s communication with borrowers. In addition, past due loans are discussed at weekly officer loan committee meetings to determine if classification is warranted. The Company’s credit department has implemented an internal risk based loan review process to identity potential internally classified loans that supplements the annual independent external loan review. The external review generally covers all loans greater than $3,825 annually. These reviews include analysis of borrower’s financial condition, payment histories and collateral values to determine if a loan should be internally classified. Generally, once classified, an impaired loan analysis is completed by the credit department to determine if the loan is impaired and the amount of allocated allowance required.
The Texas and Colorado economies, specifically the Company’s lending area of north, central and southeast Texas and the Colorado Front Range area, continued to expand at a moderate pace during the second quarter of 2019. The Texas economy, which is the second largest in the nation, and the Colorado economy are above the U.S. economy in job creation and employment growth. Overall, the forecast is positive with continued moderate growth in the manufacturing and service sectors. The Texas and Colorado economies are expected to continue to grow in 2019 at a slower pace with a weakened outlook due to uncertainties about tariffs and trade relations, a tight labor market making it difficult to find workers and the fading impact of the 2018 federal tax cuts. The risk of loss associated with all segments of the portfolio could increase due to these factors.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The economy and other risk factors are minimized by the Company’s underwriting standards, which include the following principles: 1) financial strength of the borrower including strong earnings, high net worth, significant liquidity and acceptable debt to worth ratio, 2) managerial business competence, 3) ability to repay, 4) loan to value, 5) projected cash flow and 6) guarantor financial statements as applicable. The following is a summary of the activity in the allowance for loan losses by loan class for the three and six months ended June 30, 2019 and 2018:

	Commercial	Commercial Real Estate, Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
Three months ended June 30, 2019
Balance at beginning of period	$12,295	$28,708	$3,494	$1,461	$284	$167	$28	$68	$46,505
Provision for loan losses	3,443	957	202	50	59	79	89	(140)	4,739
Charge-offs	(69)	(3)	—	—	—	(12)	(138)	—	(222)
Recoveries	8	—	—	—	—	18	27	—	53
Balance at end of period	$15,677	$29,662	$3,696	$1,511	$343	$252	$6	$(72)	$51,075

Six months ended June 30, 2019
Balance at beginning of period	$11,793	$27,795	$3,320	$1,402	$241	$186	$3	$62	$44,802
Provision for loan losses	5,356	1,867	469	112	102	53	138	(134)	7,963
Charge-offs	(1,523)	(3)	(93)	(3)	—	(20)	(179)	—	(1,821)
Recoveries	51	3	—	—	—	33	44	—	131
Balance at end of period	$15,677	$29,662	$3,696	$1,511	$343	$252	$6	$(72)	$51,075

Three months ended June 30, 2018
Balance at beginning of period	$12,261	$24,219	$3,589	$1,636	$248	$180	$4	$(177)	$41,960
Provision for loan losses	556	2,310	(268)	7	(24)	8	29	112	2,730
Charge-offs	(1,013)	(342)	(2)	—	—	(3)	(47)	—	(1,407)
Recoveries	1	5	—	—	—	2	17	—	25
Balance at end of period	$11,805	$26,192	$3,319	$1,643	$224	$187	$3	$(65)	$43,308

Six months ended June 30, 2018
Balance at beginning of period	$10,599	$23,301	$3,447	$1,583	$250	$205	$(32)	$49	$39,402
Provision for loan losses	2,296	3,236	(125)	60	(26)	(2)	100	(114)	5,425
Charge-offs	(1,095)	(353)	(5)	—	—	(19)	(95)	—	(1,567)
Recoveries	5	8	2	—	—	3	30	—	48
Balance at end of period	$11,805	$26,192	$3,319	$1,643	$224	$187	$3	$(65)	$43,308

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The following table details the amount of the allowance for loan losses and recorded investment in loans by class as of June 30, 2019 and December 31, 2018:

	Commercial	Commercial Real Estate, Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
June 30, 2019
Allowance for losses:
Individually evaluated for impairment	$3,899	$—	$47	$—	$—	$2	$—	$—	$3,948
Collectively evaluated for impairment	11,736	29,662	3,649	1,511	343	250	6	(72)	47,085
Loans acquired with deteriorated credit quality	42	—	—	—	—	—	—	—	42
Ending balance	$15,677	$29,662	$3,696	$1,511	$343	$252	$6	$(72)	$51,075

Loans:
Individually evaluated for impairment	$9,510	$5,063	$1,448	$—	$—	$38	$—	$—	$16,059
Collectively evaluated for impairment	2,118,323	6,745,107	1,457,436	379,422	103,076	66,367	589	—	10,870,320
Acquired with deteriorated credit quality	92,339	246,085	8,094	—	4,609	27	—	—	351,154
Ending balance	$2,220,172	$6,996,255	$1,466,978	$379,422	$107,685	$66,432	$589	$—	$11,237,533

December 31, 2018
Allowance for losses:
Individually evaluated for impairment	$2,633	$—	$92	$—	$—	$2	$—	$—	$2,727
Collectively evaluated for impairment	9,115	27,795	3,228	1,402	241	184	3	62	42,030
Loans acquired with deteriorated credit quality	45	—	—	—	—	—	—	—	45
Ending balance	$11,793	$27,795	$3,320	$1,402	$241	$186	$3	$62	$44,802

Loans:
Individually evaluated for impairment	$7,288	$1,734	$1,943	$3,578	$—	$32	$—	$—	$14,575
Collectively evaluated for impairment	1,335,194	4,955,178	1,044,265	328,170	66,032	31,699	253	—	7,760,791
Acquired with deteriorated credit quality	18,622	89,865	3,313	—	606	28	—	—	112,434
Ending balance	$1,361,104	$5,046,777	$1,049,521	$331,748	$66,638	$31,759	$253	$—	$7,887,800

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Nonperforming loans by loan class (excluding loans acquired with deteriorated credit quality) at June 30, 2019 and December 31, 2018, are summarized as follows:

	Commercial	Commercial Real Estate, Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
June 30, 2019
Nonaccrual loans	$9,510	$4,685	$1,284	$—	$—	$38	$—	$15,517
Loans past due 90 days and still accruing	845	—	—	—	—	—	—	845
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	—	378	164	—	—	—	—	542
	$10,355	$5,063	$1,448	$—	$—	$38	$—	$16,904
December 31, 2018
Nonaccrual loans	$5,224	$1,329	$1,775	$3,578	$—	$32	$—	$11,938
Loans past due 90 days and still accruing	—	—	—	—	—	5	—	5
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	114	405	168	—	—	—	—	687
	$5,338	$1,734	$1,943	$3,578	$—	$37	$—	$12,630

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Impaired loans by loan class (excluding loans acquired with deteriorated credit quality) at June 30, 2019 and December 31, 2018, are summarized as follows:

	Commercial	Commercial Real Estate, Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
June 30, 2019
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$8,459	$—	$47	$—	$—	$1	$—	$8,507
Impaired loans with no allowance for loan losses	1,051	5,063	1,401	—	—	37	—	7,552
Total	$9,510	$5,063	$1,448	$—	$—	$38	$—	$16,059
Unpaid principal balance of impaired loans	$9,558	$5,187	$1,586	$—	$—	$39	$—	$16,370
Allowance for loan losses on impaired loans	$3,899	$—	$47	$—	$—	$2	$—	$3,948
December 31, 2018
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$6,416	$—	$134	$—	$—	$1	$—	$6,551
Impaired loans with no allowance for loan losses	872	1,734	1,809	3,578	—	31	—	8,024
Total	$7,288	$1,734	$1,943	$3,578	$—	$32	$—	$14,575
Unpaid principal balance of impaired loans	$9,822	$1,860	$2,056	$3,579	$—	$38	$—	$17,355
Allowance for loan losses on impaired loans	$2,633	$—	$92	$—	$—	$2	$—	$2,727
For the three months ended June 30, 2019
Average recorded investment in impaired loans	$8,730	$3,197	$1,397	$—	$—	$31	$—	$13,355
Interest income recognized on impaired loans	$3	$6	$28	$5	$—	$—	$—	$42
For the six months ended June 30, 2019
Average recorded investment in impaired loans	$8,249	$2,709	$1,579	$1,193	$—	$31	$—	$13,761
Interest income recognized on impaired loans	$21	$28	$32	$114	$—	$5	$—	$200
For the three months ended June 30, 2018
Average recorded investment in impaired loans	$9,517	$3,015	$2,205	$—	$—	$46	$—	$14,783
Interest income recognized on impaired loans	$17	$8	$37	$—	$—	$—	$—	$62
For the six months ended June 30, 2018
Average recorded investment in impaired loans	$9,777	$3,028	$2,045	$—	$—	$55	$—	$14,905
Interest income recognized on impaired loans	$20	$14	$43	$—	$—	$1	$—	$78

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
A “troubled debt restructured” loan is identified as impaired and measured for credit impairment as of each reporting period in accordance with the guidance in Accounting Standards Codification (ASC) 310-10-35. Modifications primarily relate to extending the amortization periods of the loans and interest rate concessions. The majority of these loans were identified as impaired prior to restructuring; therefore, the modifications did not materially impact the Company’s determination of the allowance for loan losses. The recorded investment in troubled debt restructurings, including those on nonaccrual, was $1,986 and $1,925 as of June 30, 2019 and December 31, 2018, respectively.
Following is a summary of loans modified under troubled debt restructurings during the three and six months ended June 30, 2019:

	Commercial	Commercial Real Estate, Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
Troubled debt restructurings during the three months ended June 30, 2019
Number of contracts	—	—	1	—	—	—	—	1
Pre-restructuring outstanding recorded investment	$—	$—	$239	$—	$—	$—	$—	$239
Post-restructuring outstanding recorded investment	$—	$—	$239	$—	$—	$—	$—	$239

Troubled debt restructurings during the six months ended June 30, 2019
Number of contracts	—	—	1	—	—	—	—	1
Pre-restructuring outstanding recorded investment	$—	$—	$239	$—	$—	$—	$—	$239
Post-restructuring outstanding recorded investment	$—	$—	$239	$—	$—	$—	$—	$239

There were no loans modified under troubled debt restructurings during the three and six months ended June 30, 2018.
At June 30, 2019 and 2018, there were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the three and six months ended June 30, 2019 and 2018, respectively. At June 30, 2019 and 2018, the Company had no commitments to lend additional funds to any borrowers with loans whose terms have been modified under troubled debt restructurings.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents information regarding the aging of past due loans by loan class as of June 30, 2019 and December 31, 2018:

	Loans 30-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Loans
June 30, 2019
Commercial	$20,910	$9,959	$30,869	$2,096,964	$2,127,833
Commercial real estate, construction, land and land development	3,689	3,283	6,972	6,743,198	6,750,170
Residential real estate	2,193	559	2,752	1,456,132	1,458,884
Single-family interim construction	82	—	82	379,340	379,422
Agricultural	190	—	190	102,886	103,076
Consumer	257	32	289	66,116	66,405
Other	—	—	—	589	589
	27,321	13,833	41,154	10,845,225	10,886,379
Acquired with deteriorated credit quality	3,769	6,012	9,781	341,373	351,154
	$31,090	$19,845	$50,935	$11,186,598	$11,237,533
December 31, 2018
Commercial	$15,426	$4,366	$19,792	$1,322,690	$1,342,482
Commercial real estate, construction, land and land development	3,435	—	3,435	4,953,477	4,956,912
Residential real estate	4,199	1,035	5,234	1,040,974	1,046,208
Single-family interim construction	774	3,578	4,352	327,396	331,748
Agricultural	—	—	—	66,032	66,032
Consumer	135	35	170	31,561	31,731
Other	—	—	—	253	253
	23,969	9,014	32,983	7,742,383	7,775,366
Acquired with deteriorated credit quality	2,939	957	3,896	108,538	112,434
	$26,908	$9,971	$36,879	$7,850,921	$7,887,800

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
A summary of loans by credit quality indicator by class as of June 30, 2019 and December 31, 2018, is as follows:

	Pass	Pass/ Watch	Special Mention	Substandard	Doubtful	Total
June 30, 2019
Commercial	$2,077,515	$39,641	$66,745	$36,271	$—	$2,220,172
Commercial real estate, construction, land and land development	6,772,100	140,645	51,793	31,717	—	6,996,255
Residential real estate	1,454,242	3,872	309	8,555	—	1,466,978
Single-family interim construction	378,868	—	554	—	—	379,422
Agricultural	98,034	3,152	4,219	2,280	—	107,685
Consumer	66,231	49	—	152	—	66,432
Other	589	—	—	—	—	589
	$10,847,579	$187,359	$123,620	$78,975	$—	$11,237,533
December 31, 2018
Commercial	$1,279,024	$18,378	$30,783	$32,919	$—	$1,361,104
Commercial real estate, construction, land and land development	4,895,217	81,693	40,601	29,266	—	5,046,777
Residential real estate	1,038,283	3,617	707	6,914	—	1,049,521
Single-family interim construction	327,939	—	231	3,578	—	331,748
Agricultural	61,055	2,918	2,093	572	—	66,638
Consumer	31,559	67	—	133	—	31,759
Other	253	—	—	—	—	253
	$7,633,330	$106,673	$74,415	$73,382	$—	$7,887,800

The Company has acquired certain loans which experienced credit deterioration since origination (purchased credit impaired (PCI) loans).
The Company has included PCI loans in the above grading tables. The following provides additional detail on the grades applied to those loans at June 30, 2019 and December 31, 2018:

	Pass	Pass/ Watch	Special Mention	Substandard	Doubtful	Total
June 30, 2019	$271,951	$40,923	$9,804	$28,476	$—	$351,154
December 31, 2018	40,940	32,427	14,817	24,250	—	112,434

PCI loans may remain on accrual status to the extent the company can reasonably estimate the amount and timing of expected future cash flows. At June 30, 2019 and December 31, 2018, nonaccrual PCI loans were $12,496 and $6,996, respectively.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Accretion on PCI loans is based on estimated future cash flows, regardless of contractual maturity. The following table summarizes the outstanding balance and related carrying amount of purchased credit impaired loans by acquired bank as of the acquisition date for the acquisitions occurring in 2019 and 2018:

	Acquisition Date
	January 1, 2019	June 1, 2018
	Guaranty Bancorp	Integrity Bancshares, Inc.
Outstanding balance	$341,645	$57,317
Nonaccretable difference	(16,622)	(9,969)
Accretable yield	(13,299)	(128)
Carrying amount	$311,724	$47,220

The carrying amount of all acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
Outstanding balance	$390,437	$129,333
Carrying amount	351,154	112,434

There was an allocation of $42 and $45 established in the allowance for loan losses relating to PCI loans at June 30, 2019 and December 31, 2018, respectively.
The changes in accretable yield during the six months ended June 30, 2019 and 2018 in regard to loans transferred at acquisition for which it was probable that all contractually required payments would not be collected are presented in the table below.

	For the Six Months Ended June 30,
	2019	2018
Balance at January 1,	$1,436	$1,546
Additions	13,299	—
Accretion	(2,799)	(1,121)
Transfers from nonaccretable	—	1,286
Balance at June 30,	$11,936	$1,711

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Note 5. Other Borrowings and Junior Subordinated Debentures
Other borrowings totaled $212,534 and $137,316 at June 30, 2019 and December 31, 2018, respectively. Junior subordinated debentures totaled $53,725 and $27,852 at June 30, 2019 and December 31, 2018, respectively.
In connection with the Guaranty acquisition on January 1, 2019, as further discussed in Note 13, Business Combinations, the Company assumed $40,000 in aggregate principal of 5.75% fixed and floating rate subordinated notes due July 20, 2026 and trust preferred securities totaling $25,774 issued under two wholly-owned statutory business trusts, Guaranty Capital Trust III and Cenbank Statutory Trust III.
As of June 30, 2019, the Company had $35,000 of borrowings against its revolving line of credit with an unrelated commercial bank. There were no borrowings against the line as of December 31, 2018.

Note 6. Leases
On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). Under this guidance, lessor accounting is largely unchanged. This ASU became effective for annual and interim periods for the Company on January 1, 2019. The Company adopted the standard by applying the alternative transition method whereby comparative periods were not restated, and an immaterial cumulative effect adjustment to the opening balance of retained earnings was recognized as of January 1, 2019. The Company also elected the ASU’s package of three practical expedients, which allowed the Company to forego a reassessment of (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) the initial direct costs for any existing leases. The Company also elected not to apply the recognition requirements of the ASU to any short-term leases (as defined by related accounting guidance) and will account for lease and non-lease components separately because such amounts are readily determinable under most lease contracts and because this election results in a lower impact on the Company's balance sheet.
The Company’s primary leasing activities relate to certain real estate leases entered into in support of the Company’s branch operations and back office operations. The Company leases 22 of its 95 branches. The Company’s branch locations operated under lease agreements have all been designated as operating leases. In addition, the Company leases certain equipment under operating leases. The Company does not have leases designated as finance leases.
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities in the consolidated balance sheets. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease pre-payments made and excludes lease incentives. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which the Company has elected to account for separately as the non-lease component amounts are readily determinable under most leases.
As of June 30, 2019 the Company’s lease ROU assets and related lease liabilities were $36,037 and $31,893, respectively, and have remaining terms ranging from 1 to 32 years, including extension options that the Company is reasonably certain will be exercised.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The table below summarizes net lease cost:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Operating lease cost	$1,891	$3,783
Variable lease cost	508	1,002
Sublease income	(57)	(114)
Net lease cost	$2,342	$4,671
The table below summarizes other information related to operating leases:

Six Months Ended June 30,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,452
ROU assets obtained in exchange for lease liabilities	39,739
Weighted average remaining lease term - operating leases, in years	7.73
Weighted average discount rate - operating leases	3.38%

The following table outlines lease payment obligations as outlined in the Company’s lease agreements for each of the next five years and thereafter in addition to a reconcilement to the Company’s current lease liability as of June 30, 2019.

2019	$7,163
2020	5,830
2021	5,227
2022	4,631
2023	3,585
Thereafter	9,761
Total lease payments	36,197
Less imputed interest	(4,304)
$31,893

As of June 30, 2019, the Company had not entered into any material leases that have not yet commenced.

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of this instrument. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At June 30, 2019 and December 31, 2018, the approximate amounts of these financial instruments were as follows:

	June 30,	December 31,
	2019	2018
Commitments to extend credit	$2,415,721	$1,761,724
Standby letters of credit	24,393	14,997
	$2,440,114	$1,776,721

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
Letters of credit are written conditional commitments used by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan arrangements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table above. If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of June 30, 2019 and December 31, 2018, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.
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

Note 8. Income Taxes
Income tax expense for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income tax expense for the period	$13,389	$7,519	$24,515	$14,324
Effective tax rate	21.2%	20.2%	22.0%	19.6%

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The effective tax rates for 2019 and 2018 differ from the statutory federal tax rate of 21% largely due to tax exempt interest income earned on certain investment securities and loans, the nontaxable earnings on bank owned life insurance, excess tax expense and benefits on restricted stock vestings, nondeductible compensation, acquisition related expenses, and state income tax.

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Assets and Liabilities Measured on a Recurring Basis
The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of June 30, 2019 and December 31, 2018 by level within the ASC Topic 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019
Assets:
Investment securities available for sale:
U.S. treasuries	$50,833	$—	$50,833	$—
Government agency securities	187,861	—	187,861	—
Obligations of state and municipal subdivisions	355,977	—	355,977	—
Corporate bonds	7,209	—	7,209	—
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	501,440	—	501,440	—
Other securities	1,200	—	1,200	—
Total investment securities available for sale	$1,104,520	$—	$1,104,520	$—

Loans held for sale, fair value option elected (1)	$17,988	$—	$17,988	$—
Derivative financial instruments:
Interest rate lock commitments	1,378	—	1,378	—
Loan customer counterparty	5,022	—	5,022	—
Financial institution counterparty	17	—	17	—
Liabilities:
Derivative financial instruments:
Forward mortgage-backed securities trades	131	—	131	—
Loan customer counterparty	18	—	18	—
Financial institution counterparty	5,408	—	5,408	—
December 31, 2018
Assets:
Investment securities available for sale:
U.S. treasuries	$29,643	$—	$29,643	$—
Government agency securities	150,230	—	150,230	—
Obligations of state and municipal subdivisions	185,007	—	185,007	—
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	320,470	—	320,470	—
Total investment securities available for sale	$685,350	$—	$685,350	$—

Loans held for sale, fair value option elected (1)	$27,871	$—	$27,871	$—
Derivative financial instruments:
Interest rate lock commitments	822	—	822	—
Loan customer counterparty	360	—	360	—
Financial institution counterparty	109	—	109	—
Liabilities:
Derivative financial instruments:
Forward mortgage-backed securities trades	226	—	226	—
Loan customer counterparty	108	—	108	—
Financial institution counterparty	406	—	406	—

(1) At June 30, 2019 and December 31, 2018, loans held for sale for which the fair value option was elected had an aggregate outstanding principal balance of $17,292 and $26,594. There were no mortgage loans held for sale under the fair value option that were 90 days or greater past due or on nonaccrual at June 30, 2019.

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Assets and Liabilities Measured on a Nonrecurring Basis
In accordance with ASC Topic 820, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at June 30, 2019 and December 31, 2018, for which a nonrecurring change in fair value has been recorded:

		Fair Value Measurements at Reporting Date Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Period Ended Total Losses
June 30, 2019
Assets:
Impaired loans	$2,047	$—	$—	$2,047	$2,368
Other real estate	9,182	—	—	9,182	1,424

December 31, 2018
Assets:
Impaired loans	$3,824	$—	$—	$3,824	$2,227

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
In addition, mortgage loans held for sale not recorded under the fair value option are required to be measured at the lower of cost or fair value. The fair value of these loans is based upon binding quotes or bids from third party investors. As of June 30, 2019 and December 31, 2018, all mortgage loans held for sale not recorded under the fair value option were recorded at cost.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Fair Value of Financial Instruments not Recorded at Fair Value
The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instruments that are reported at amortized cost on the Company's consolidated balance sheets were as follows at June 30, 2019 and December 31, 2018:

			Fair Value Measurements at Reporting Date Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019
Financial assets:
Cash and cash equivalents	$579,447	$579,447	$579,447	$—	$—
Certificates of deposit held in other banks	5,216	5,470	—	5,470	—
Loans held for sale, at cost	88,501	95,934	—	95,934	—
Loans, net	11,183,877	11,345,141	—	11,340,582	4,559
FHLB of Dallas stock and other restricted stock	33,346	33,346	—	33,346	—
Accrued interest receivable	40,023	40,023	—	40,023	—
Financial liabilities:
Deposits	11,530,587	11,552,436	—	11,552,436	—
Accrued interest payable	11,108	11,108	—	11,108	—
FHLB advances	580,000	579,725	—	579,725	—
Other borrowings	212,534	221,225	—	221,225	—
Junior subordinated debentures	53,725	50,720	—	50,720	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2018
Financial assets:
Cash and cash equivalents	$130,779	$130,779	$130,779	$—	$—
Certificates of deposit held in other banks	1,225	1,224	—	1,224	—
Loans held for sale, at cost	4,856	4,974	—	4,974	—
Loans, net	7,839,695	7,807,823	—	7,803,999	3,824
FHLB of Dallas stock and other restricted stock	26,870	26,870	—	26,870	—
Accrued interest receivable	24,253	24,253	—	24,253	—
Financial liabilities:
Deposits	7,737,794	7,750,059	—	7,750,059	—
Accrued interest payable	6,183	6,183	—	6,183	—
FHLB advances	290,000	287,450	—	287,450	—
Other borrowings	137,316	138,450	—	138,450	—
Junior subordinated debentures	27,852	31,370	—	31,370	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

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
The following table provides the outstanding notional balances and fair values of outstanding derivative positions at June 30, 2019 and December 31, 2018:

	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
June 30, 2019
Interest rate lock commitments	$48,020	$1,378	$—
Forward mortgage-backed securities trades	40,500	—	131
Commercial loan interest rate swaps:
Loan customer counterparty	142,247	5,022	18
Financial institution counterparty	142,247	17	5,408

December 31, 2018
Interest rate lock commitments	$20,306	$822	$—
Forward mortgage-backed securities trades	27,500	—	226
Commercial loan interest rate swaps:
Loan customer counterparty	25,055	360	108
Financial institution counterparty	25,055	109	406

The credit exposure related to interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $5,022 at June 30, 2019.

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
Income for the three and six months ended June 30, 2019 was as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Derivatives not designated as hedging instruments
Interest rate lock commitments	$126	$556
Forward mortgage-backed securities trades	86	95

Note 11. Stock Awards and Stock Warrants
The Company grants common stock awards to certain employees of the Company. In connection with the Company's initial public offering in April 2013, the Board of Directors adopted the 2013 Equity Incentive Plan. Under this plan, the Compensation Committee may grant awards to certain employees of the Company in the form of restricted stock, restricted stock rights, restricted stock units, qualified and nonqualified stock options, performance-based share awards and other equity-based awards. All stock awards issued under expired plans prior to 2013 are fully vested. In May 2018, the shareholders of the Company voted to amend the plan to increase the reserved shares of common stock to be awarded by the Company’s compensation committee by 1,500,000 for a total of 2,300,000 reserved shares. As of June 30, 2019, there were 1,442,219 shares remaining available for grant for future awards. The shares currently issued under the 2013 Plan are restricted stock awards and will vest evenly over the required employment period, generally ranging from three to five years. Shares granted under the 2013 Equity Incentive Plan were issued at the date of grant and receive dividends.
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
The following table summarizes the activity in nonvested shares for the six months ended June 30, 2019 and 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2018	252,903	$62.81
Acquired awards replaced during the period	70,248	45.77
Granted during the period	133,611	51.20
Vested during the period	(130,644)	54.60
Forfeited during the period	(8,218)	34.94
Nonvested shares, June 30, 2019	317,900	$47.56

Nonvested shares, December 31, 2017	242,056	$49.17
Granted during the period	118,912	72.36
Vested during the period	(105,385)	43.78
Forfeited during the period	(3,845)	64.47
Nonvested shares, June 30, 2018	251,738	$62.15

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Compensation expense related to these awards is recorded based on the fair value of the award at the date of grant and totaled $1,752 and $3,924 for the three and six months ended June 30, 2019, respectively, and $1,543 and $2,955 for the three and six months ended June 30, 2018, respectively. Compensation expense is recorded in salaries and employee benefits in the accompanying consolidated statements of income. At June 30, 2019, future compensation expense is estimated to be $15,120 and will be recognized over a remaining weighted average period of 2.72 years.
The fair value of common stock awards that vested during the six months ended June 30, 2019 and 2018 was $7,088 and $7,539, respectively. The Company recorded $30 and $10 in excess tax expense (benefits) on vested restricted stock to income tax expense for the three and six months ended June 30, 2019, respectively, and ($264) and ($613) for the three and six months ended June 30, 2018, respectively.
There were no modifications of stock agreements during the six months ended June 30, 2019 and 2018 that resulted in significant additional incremental compensation costs.
At June 30, 2019, the future vesting schedule of the nonvested shares is as follows:

First year	123,083
Second year	103,407
Third year	66,010
Fourth year	21,840
Fifth year	3,560
Total nonvested shares	317,900

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, CET1 and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2019 and December 31, 2018, the Company and the Bank meet all capital adequacy requirements to which they are subject, including the capital buffer requirement.
As of June 30, 2019 and December 31, 2018, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized," the Bank must maintain minimum total risk based, CET1, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Bank’s category.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The following table presents the actual capital amounts and required ratios of the Company and Bank as of June 30, 2019 and December 31, 2018. The minimum required capital amounts presented as of June 30, 2019 include the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in.

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2019
Total capital to risk weighted assets:
Consolidated	$1,436,886	11.54%	$1,307,076	10.50%	N/A	N/A
Bank	1,455,137	11.66	1,309,937	10.50	$1,247,559	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	1,205,811	9.69	1,058,109	8.50	N/A	N/A
Bank	1,404,062	11.25	1,060,425	8.50	998,047	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	1,150,211	9.24	871,384	7.00	N/A	N/A
Bank	1,404,062	11.25	873,291	7.00	810,913	6.50
Tier 1 capital to average assets:
Consolidated	1,205,811	9.06	532,408	4.00	N/A	N/A
Bank	1,404,062	10.55	532,142	4.00	665,178	5.00

December 31, 2018
Total capital to risk weighted assets:
Consolidated	$1,072,156	12.58%	$681,686	8.00%	N/A	N/A
Bank	1,054,783	12.39	681,004	8.00	$851,255	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	887,354	10.41	511,264	6.00	N/A	N/A
Bank	1,009,981	11.86	510,753	6.00	681,004	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	856,754	10.05	383,448	4.50	N/A	N/A
Bank	1,009,981	11.86	383,065	4.50	553,316	6.50
Tier 1 capital to average assets:
Consolidated	887,354	9.57	370,727	4.00	N/A	N/A
Bank	1,009,981	10.91	370,412	4.00	463,015	5.00

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
The Company has recognized total goodwill of $272,300 which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the estimated fair market value of identifiable assets acquired. The goodwill in this acquisition resulted from a combination of expected synergies and expansion into desirable Colorado markets. None of the goodwill recognized is expected to be deductible for income tax purposes.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The Company has incurred expenses related to the acquisition of approximately $5,430 and $23,251 for the three and six months ended June 30, 2019, respectively, which is included in salaries and benefits and acquisition expense in the consolidated statements of income. The Company incurred expense of $1,560 during the year ended December 31, 2018. In addition, for the six months ended June 30, 2019, the Company paid offering costs totaling $804 which were recorded as a reduction to stock issuance proceeds through additional paid in capital.

Fair values of the assets acquired and liabilities assumed in this transaction as of the closing date and subsequent measurement period adjustments are as follows:

	Initially Recorded at Acquisition Date	Measurement Period Adjustments	Adjusted Values as of June 30, 2019
Assets of acquired bank:
Cash and cash equivalents	$39,913	$—	$39,913
Certificates of deposit held in other banks	262	—	262
Securities available for sale	561,052	—	561,052
Restricted stock	27,794	—	27,794
Loans	2,788,159	1,709	2,789,868
Premises and equipment	65,786	—	65,786
Other real estate owned	1,710	—	1,710
Goodwill	270,583	1,717	272,300
Other intangible assets	71,518	—	71,518
Bank owned life insurance	80,837	—	80,837
Other assets	31,517	492	32,009
Total assets acquired	$3,939,131	$3,918	$3,943,049

Liabilities of acquired bank:
Deposits	$3,108,810	$—	$3,108,810
Repurchase agreements	8,475	—	8,475
FHLB advances	142,653	—	142,653
Other borrowings	40,000	—	40,000
Junior subordinated debentures	25,774	—	25,774
Other liabilities	11,538	3,918	15,456
Total liabilities assumed	$3,337,250	$3,918	$3,341,168
Common stock of 13,109,500 issued at $45.77 per share	$600,022	$—	$600,022
Consideration attributable to 70,248 shares of restricted stock replacement awards	$1,850	$—	$1,850
Cash paid	$9	$—	$9

The nature of the measurement period adjustments noted in the table above was a result of information obtained subsequent to our initial reporting of provisional fair values but prior to finalizing our fair values in accordance with ASC 805, Business Combinations. Such information was determined to be a condition in existence as of acquisition date. The income effects resulting from the recorded measurement period adjustments during the period ending June 30, 2019 are immaterial for separate disclosure.
Non-credit impaired loans had a fair value of $2,478,144 at acquisition date and contractual balance of $2,573,355. As of acquisition date, the Company expects that an insignificant amount of the contractual balance of these loans will be uncollectible. The difference of $95,211 will be recognized into interest income as an adjustment to yield over the life of the loans.

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
Interest income	$141,511	$272,627
Noninterest income	17,488	33,913
Total revenue	$158,999	$306,540
Net income	$46,980	$93,583
Basic earnings per share	$1.11	$2.24
Diluted earnings per share	$1.11	$2.23

Revenues and earnings of the acquired company since the acquisition date have not been disclosed as Guaranty was merged into the Company and separate financial information is not readily available.

Note 14. Subsequent Events
Declaration of Dividends
On July 24, 2019, the Company declared a quarterly cash dividend in the amount of $0.25 per share of common stock to the stockholders of record on August 5, 2019. The dividend will be paid on August 15, 2019.

Sales of Loan Pools

In July 2019, the Company completed sales of consumer and residential mortgage loan pools acquired with the Guaranty acquisition. The loan pools totaling $83,526 are reflected as held for sale as of June 30, 2019 in the accompanying consolidated balance sheet. A gain of approximately $6,835 was recognized as a result of the sales.

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

•
the institution and outcome of, and costs associated with, litigation and other legal proceedings against one of more of the Company, Independent Bank and financial institutions that we acquire or to which any of such entities is subject;

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

•	the impact of regulatory requirements applicable to, and the supervision of, the Company resulting from the Company now being a financial institution with total assets greater than $10 billion;

•
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the SEC and the Public Company Accounting Oversight Board, as the case may be;

•	governmental monetary and fiscal policies, including changes resulting from the implementation of the new Current Expected Credit Loss accounting standard;

•	changes in the scope and cost of FDIC insurance and other coverage;

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

•	the impact of investments that the Company or Independent Bank may have made or may make and the changes in the value of those investments;

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

•
attacks on the security of, and breaches of, the Company's and Independent Bank's digital information systems, the costs the Company or Independent Bank incur to provide security against such attacks and any costs and liability the Company or Independent Bank incurs in connection with any breach of those systems;

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

A forward looking-statement may include a statement of the assumptions or bases underlying the forward-looking statement. The Company has chosen these assumptions or bases in good faith and believes that they are reasonable. However, the Company cautions you that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material. The Company undertakes no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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
As of June 30, 2019, the Company operated 95 full service banking locations in north, central and southeast Texas regions, and along the Colorado Front Range region. During first quarter of 2019, the Company announced its intent to rebalance its retail footprint by consolidating branches in Texas and Colorado. This consolidation process resulted in the reduction of seven branches in Colorado and four branches in Texas during second quarter, with one Colorado reduction to take place during third quarter of 2019. Also in the second quarter of 2019, the Company announced its plan to sell another branch in the North Texas region, which is expected to close in third quarter 2019. As a result of the planned branch reduction, Independent Bank will have a total of 93 branches, with 61 Texas locations and 32 Colorado locations.
The Company’s headquarters are located at 7777 Henneman Way, McKinney, Texas 75070, and its telephone number is (972) 562-9004. The Company’s website address is www.ibtx.com. Information contained on the Company’s website is not incorporated by reference into this Quarterly Report on Form 10-Q and is not part of this or any other report.
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
Certain Events Affect Year-over-Year Comparability
Acquisitions. The Company completed the acquisition of Guaranty Bancorp, a Colorado corporation and its subsidiary, Guaranty Bank and Trust Company (Guaranty), on January 1, 2019. As a result of the acquisition, the Company added 32 full service banking locations (25 after branch consolidation discussed above) along the Colorado Front Range including locations throughout the Denver metropolitan area and along I-25 to Fort Collins, expanding the Company's footprint in Colorado. This acquisition increased total assets by $3.9 billion, gross loans by $2.8 billion and deposits by $3.1 billion.
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

The comparability of the Company's results of operations for the three and six months ended June 30, 2019 and 2018 are affected by these acquisitions.

Discussion and Analysis of Results of Operations for the Three and Six Months Ended June 30, 2019 and 2018
The following discussion and analysis of our results of operations compares the operations for the three and six months ended June 30, 2019 with the three and six months ended June 30, 2018. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results of operations that may be expected for all of the year ending December 31, 2019.
Results of Operations
For the three months ended June 30, 2019, net income was $49.7 million ($1.15 per common share on a diluted basis) compared with net income of $29.6 million ($1.02 per common share on a diluted basis) for the three months ended June 30, 2018. The Company posted annualized returns on average equity of 8.90% and 8.38%, returns on average assets of 1.39% and 1.30% and efficiency ratios of 51.25% and 53.64% for the three months ended June 30, 2019 and 2018, respectively. The efficiency ratio is calculated by dividing total noninterest expense (which excludes the provision for loan losses and the amortization of other intangible assets) by net interest income plus noninterest income.
For the six months ended June 30, 2019, net income was $86.9 million ($1.99 per common share on a diluted basis) compared with $58.6 million ($2.04 per common share on a diluted basis) for the six months ended June 30, 2018. The Company posted annualized returns on average common equity of 7.85% and 8.54%, returns on average assets of 1.23% and 1.33% and efficiency ratios of 55.69% and 52.99% for the six months ended June 30, 2019 and 2018, respectively.
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
Net interest income was $129.6 million for the three months ended June 30, 2019, an increase of $50.7 million, or 64.3%, from $78.9 million for the three months ended June 30, 2018. This increase is due primarily to a $4.7 billion increase, or 58.8%, in average interest earning assets to $12.6 billion for the three months ended June 30, 2019 compared to $8.0 billion for the three months ended June 30, 2018. The increase is primarily due to $3.4 billion in interest-earning assets acquired in the Guaranty transaction as well as $718.9 million of interest-earning assets acquired in the Integrity transaction as well as organic growth over the year. The average yield on interest earning assets increased 43 basis points from 4.89% for the three months ended June 30, 2018 to 5.32% for the three months ended June 30, 2019. The increase from the prior year is due primarily to higher rates on interest-earning assets due to continued increases in the Fed Funds rate for the year over year period as well as an increase in acquired loan accretion due to the Guaranty transaction. The average cost of interest-bearing liabilities increased 43 basis points to 1.70% for the three months ended June 30, 2019 compared to 1.27% for the three months ended June 30, 2018. The increase is primarily due to higher rates offered on deposits, primarily commercial money market accounts and promotional certificates of deposit, resulting from both market competition and the increased interest rates on deposit products tied to Fed Funds rates, as well as rate increases on short-term FHLB advances and junior subordinated debt. The aforementioned changes resulted in a 14 basis point increase in the net interest margin for the three months ended June 30, 2019 at 4.11% compared to 3.97% for the three months ended June 30, 2018.

Net interest income was $251.3 million for the six months ended June 30, 2019, an increase of $98.4 million, or 64.4%, from $152.9 million for the six months ended June 30, 2018. This increase is due primarily to a $4.7 billion increase, or 61.8%, in average interest earning assets to $12.4 billion for the six months ended June 30, 2019 compared to $7.7 billion for six months ended June 30, 2018. The increases in average interest-earning assets are due to the result of the Guaranty acquisition in January 2019 and the Integrity acquisition in June 2018 as mentioned above, as well as organic growth. The net interest margin for the six months ended June 30, 2019 increased six basis points to 4.08% compared to 4.02% for the six months ended June 30, 2018. The average yield on interest earning assets increased 38 basis points from 4.87% for the six months ended June 30, 2018 to 5.25% for the six months ended June 30, 2019 while the average rate paid on interest bearing liabilities increased 47 basis points from 1.17% to 1.64% over the same period. The increase from prior year is primarily due to higher rates on interest-earning assets and liabilities due to continued increases in the Fed Funds rate for the year over year period. The primary driver was an increase in loan yields of 37 basis points, including higher loan accretion income on acquired loans due to the Guaranty acquisition in January 2019. The increase in the cost of interest-bearing liabilities is due to the higher rates offered on deposit products as discussed above as well as rate increases on short-term FHLB advances and junior subordinated debt.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis.  The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and six months ended June 30, 2019 and 2018. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances.

	Three Months Ended June 30,
	2019			2018
	Average Outstanding Balance	Interest	Yield/ Rate (4)	Average Outstanding Balance	Interest	Yield/ Rate (4)
(dollars in thousands)
Interest-earning assets:
Loans (1)	$11,088,633	$157,431	5.69%	$7,021,447	$91,614	5.23%
Taxable securities	776,869	5,277	2.72	605,009	3,501	2.32
Nontaxable securities	332,552	2,127	2.57	183,043	1,179	2.58
Interest-bearing deposits and other	446,075	2,828	2.54	154,986	788	2.04
Total interest-earning assets	12,644,129	167,663	5.32	7,964,485	97,082	4.89
Noninterest-earning assets	1,753,723			1,200,430
Total assets	$14,397,852			$9,164,915
Interest-bearing liabilities:
Checking accounts	$3,846,970	$10,653	1.11%	$2,959,101	$6,217	0.84%
Savings accounts	524,642	332	0.25	284,103	136	0.19
Money market accounts	2,074,568	11,041	2.13	884,630	3,889	1.76
Certificates of deposit	1,782,799	9,296	2.09	893,931	2,585	1.16
Total deposits	8,228,979	31,322	1.53	5,021,765	12,827	1.02
FHLB advances	500,330	2,984	2.39	563,875	2,847	2.03
Other borrowings and repurchase agreements	201,540	2,923	5.82	137,843	2,097	6.10
Junior subordinated debentures	53,708	791	5.91	27,736	402	5.81
Total interest-bearing liabilities	8,984,557	38,020	1.70	5,751,219	18,173	1.27
Noninterest-bearing checking accounts	3,093,478			1,973,582
Noninterest-bearing liabilities	78,305			21,578
Stockholders’ equity	2,241,512			1,418,536
Total liabilities and equity	$14,397,852			$9,164,915
Net interest income		$129,643			$78,909
Interest rate spread			3.62%			3.62%
Net interest margin (2)			4.11			3.97
Net interest income and margin (tax equivalent basis) (3)		$130,568	4.14		$79,324	3.99
Average interest earning assets to interest bearing liabilities			140.73			138.48

	Six Months Ended June 30, 2019
	2019			2018
	Average Outstanding Balance	Interest	Yield/ Rate (4)	Average Outstanding Balance	Interest	Yield/ Rate (4)
(dollars in thousands)
Interest-earning assets:
Loans (1)	$10,899,746	$302,962	5.61%	$6,730,278	$174,889	5.24%
Taxable securities	774,837	10,727	2.79	596,779	6,404	2.16
Nontaxable securities	333,757	4,352	2.63	186,219	2,372	2.57
Interest-bearing deposits and other	413,248	5,198	2.54	161,808	1,531	1.91
Total interest-earning assets	12,421,588	323,239	5.25	7,675,084	185,196	4.87
Noninterest-earning assets	1,766,074			1,187,653
Total assets	$14,187,662			$8,862,737
Interest-bearing liabilities:
Checking accounts	$3,877,885	$20,751	1.08%	$2,938,343	$11,175	0.77%
Savings accounts	514,816	656	0.26	281,849	250	0.18
Money market accounts	1,987,400	20,652	2.10	802,540	6,511	1.64
Certificates of deposit	1,720,679	17,105	2.00	878,263	4,690	1.08
Total deposits	8,100,780	59,164	1.47	4,900,995	22,626	0.93
FHLB advances	473,329	5,594	2.38	523,345	4,733	1.82
Other borrowings and repurchase agreements	193,656	5,638	5.87	137,821	4,199	6.14
Junior subordinated debentures	53,683	1,548	5.81	27,711	762	5.55
Total interest-bearing liabilities	8,821,448	71,944	1.64	5,589,872	32,320	1.17
Noninterest-bearing checking accounts	3,059,110			1,871,129
Noninterest-bearing liabilities	76,521			18,699
Stockholders’ equity	2,230,583			1,383,037
Total liabilities and equity	$14,187,662			$8,862,737
Net interest income		$251,295			$152,876
Interest rate spread			3.61%			3.70%
Net interest margin (2)			4.08			4.02
Net interest income and margin (tax equivalent basis) (3)		$253,133	4.11		$153,746	4.04
Average interest earning assets to interest bearing liabilities			140.81			137.30
(1) Average loan balances include nonaccrual loans.
(2) Net interest margins for the periods presented represent: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.
(3) A tax-equivalent adjustment has been computed using a federal income tax rate of 21% for the three and six months ended June 30, 2019 and 2018.
(4) Yield and rates for the three and six month periods are annualized.

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
The Company recorded a $4.7 million provision for loan losses for the three months ended June 30, 2019 compared to $2.7 million for the comparable period in 2018. Provision expense for the six months ended June 30, 2019 was $8.0 million compared to $5.4 million for the same period in 2018. Provision expense is primarily reflective of organic loan growth as well as charge-offs or specific reserves taken during the respective period. In addition, the increase is primarily a result of a specific reserve related to a commercial loan added during second quarter 2019. Net charge-offs were $169 thousand and $1.4 million for the three months ended June 30, 2019 and 2018, respectively, and $1.7 million and $1.5 million for the six months ended June 30, 2019 and 2018, respectively. The increase in net charge-offs for the six months ended June 30, 2019 was primarily related to $402 thousand in nonaccrual charge-offs in addition to a partial charge-off of an energy loan totaling $827 thousand which had been fully reserved in prior periods.
Noninterest Income
The following table sets forth the components of noninterest income for the three and six months ended June 30, 2019 and 2018 and the period-over-period variations in such categories of noninterest income:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(dollars in thousands)	2019	2018	2019 v. 2018		2019	2018	2019 v. 2018
Noninterest Income
Service charges on deposit accounts	$6,164	$3,533	$2,631	74.5%	$12,074	$7,018	$5,056	72.0%
Investment management and trust	2,522	—	2,522	N/M	4,741	—	4,741	N/M
Mortgage banking revenue	3,702	3,609	93	2.6	6,795	7,023	(228)	(3.2)
Gain on sale of other real estate	312	58	254	N/M	312	118	194	N/M
Gain (loss) on sale of securities available for sale	20	(10)	30	N/M	265	(234)	499	N/M
Loss on sale of premises and equipment	(279)	(89)	(190)	N/M	(270)	(97)	(173)	N/M
Increase in cash surrender value of BOLI	1,374	758	616	81.3	2,733	1,497	1,236	82.6
Other	2,384	2,274	110	4.8	5,973	4,263	1,710	40.1
Total noninterest income	$16,199	$10,133	$6,066	59.9%	$32,623	$19,588	$13,035	66.5%

N/M - not meaningful
Total noninterest income increased $6.1 million, or 59.9% and increased $13.0 million, or 66.5% for the three and six months ended June 30, 2019 over same periods in 2018. Significant changes in the components of noninterest income are discussed below.
Service charges on deposit accounts. Service charges on deposit accounts increased $2.6 million, or 74.5% and increased $5.1 million, or 72.0% for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018. The increase in service charge income reflects an increase in deposit accounts primarily due to the acquisition of Guaranty Bancorp in January 2019 as well as the acquisition of Integrity in June 2018.
Investment management and trust. The wealth management subsidiary and trust division were acquired in the Guaranty transaction on January 1, 2019.

Increase in cash surrender value of BOLI. The cash surrender value of BOLI increased $616 thousand, or 81.3% and $1.2 million, or 82.6% for the three and six months ended June 30, 2019, as compared to the same periods in 2018. The increase is primarily a result of $81 million in BOLI contracts acquired in the Guaranty transaction.

Other. Other noninterest income increased $110 thousand, or 4.8% and $1.7 million, or 40.1% for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018. The increase from prior year is primarily due to the additional accounts acquired in the Guaranty transaction as well as an increase in acquired loan recoveries during 2019.
Noninterest Expense
Noninterest expense increased $28.8 million, or 58.6% and increased $70.5 million, or 74.9% for the three and six months ended June 30, 2019 as compared to the same periods in 2018. The following table sets forth the components of the Company’s noninterest expense for the three and six months ended June 30, 2019 and 2018 and the period-over-period variations in such categories of noninterest expense:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(dollars in thousands)	2019	2018	2019 v. 2018		2019	2018	2019 v. 2018
Noninterest Expense
Salaries and employee benefits	$40,532	$26,790	$13,742	51.3%	$82,912	$51,958	$30,954	59.6%
Occupancy	9,585	6,018	3,567	59.3	18,576	11,682	6,894	59.0
Data processing	4,449	2,467	1,982	80.3	8,218	4,872	3,346	68.7
FDIC assessment	962	712	250	35.1	2,210	1,453	757	52.1
Advertising and public relations	812	332	480	144.6	1,475	717	758	105.7
Communications	1,327	793	534	67.3	2,622	1,734	888	51.2
Other real estate owned expenses, net	79	119	(40)	(33.6)	150	209	(59)	(28.2)
Impairment of other real estate	988	—	988	N/M	1,424	85	1,339	N/M
Amortization of other intangible assets	3,235	1,393	1,842	132.2	6,470	2,724	3,746	137.5
Professional fees	1,544	1,133	411	36.3	2,714	2,252	462	20.5
Acquisition expense, including legal	3,723	3,444	279	8.1	18,710	3,989	14,721	N/M
Other	10,742	5,957	4,785	80.3	19,092	12,441	6,651	53.5
Total noninterest expense	$77,978	$49,158	$28,820	58.6%	$164,573	$94,116	$70,457	74.9%

N/M - not meaningful
Salaries and employee benefits. Salaries and employee benefits increased $13.7 million, or 51.3% and $31.0 million, or 59.6% for the three and six months ended June 30, 2019 compared to the same periods in 2018. Salaries and employee benefit expenses increased for the comparative three and six months due to additional headcount related to both the Guaranty and Integrity acquisitions as well as organic growth during the year. Salaries and benefits expense is also elevated due to severance and retention payments made or accrued totaling $4.9 million related primarily to the Guaranty transaction and our announced branch restructuring in second quarter 2019, as well as the Company's increase in the 401(k) contribution match in third quarter 2018.
Occupancy.  Occupancy expenses increased $3.6 million, or 59.3% and $6.9 million, or 59.0% for the three and six months ended June 30, 2019 compared to the same periods in 2018. The increase is primarily reflective of 32 additional branches acquired in the Guaranty transaction and four branches acquired in the Integrity transaction as well as the new corporate headquarters being placed into service during the second quarter of 2019.
Data processing. Data processing expense increased $2.0 million, or 80.3% and increased $3.3 million, or 68.7% for the three and six months ended June 30, 2019 compared to the same periods in 2018. Data processing increased due to additional branches and accounts acquired with the Guaranty and Integrity acquisitions.
Impairment of other real estate. The increase in impairment of other real estate is primarily a result of impairments taken on the closed branches related to our branch restructure in second quarter of 2019.

Amortization of other intangible assets. Intangible amortization increased $1.8 million, or 132.2% and $3.7 million, or 137.5% for the three and six months ended June 30, 2019 compared to the same periods in 2018. The increase relates to the additional amortization of core deposit and customer intangibles related to the acquisition of Guaranty and Integrity transactions.
Acquisition expenses. Acquisition expenses increased $279 thousand and $14.7 million for the three and six months ended June 30, 2019 compared to the same periods in 2018. The increase in acquisition expenses compared to the same period in 2018 was primarily due to $8.7 million in change in control payments to Guaranty executives as well as an increase in professional fees, contract termination fees, and conversion-related expenses related to Guaranty.
Other noninterest expense. Other noninterest expense increased $4.8 million, or 80.3% and $6.7 million, or 53.5% for the three and six months ended June 30, 2019 compared to the same periods in 2018. The increase in noninterest expense primarily reflects the additional headcount, branch locations and accounts acquired in the Guaranty and Integrity transactions but also due to higher deposit- and loan-related expenses for the year over year period. In addition, we recorded a $1.4 million loss contingency reserve related to chargebacks on a merchant card deposit account acquired with Guaranty during second quarter 2019.
Income Tax Expense
Income tax expense was $13.4 million and $24.5 million for the three and six months ended June 30, 2019, respectively, and $7.5 million and $14.3 million for the same period in 2018. The effective tax rates were 21.2% and 22.0% for the three and six months ended June 30, 2019, respectively, compared to 20.2% and 19.6% for the same period in 2018. The higher effective tax rates in 2019 were due to $1.4 million in deductibility limitations related to the change in control payments made to Guaranty employees and nondeductible acquisition expenses in addition to increased state income tax expense.

Discussion and Analysis of Financial Condition
The following is a discussion and analysis of the Company’s financial condition as of June 30, 2019 and December 31, 2018.
Assets
The Company’s total assets increased by $4.9 billion, or 49.3%, to $14.7 billion as of June 30, 2019 from $9.8 billion at December 31, 2018. The increase is primarily due to $3.9 billion in assets acquired with Guaranty acquisition, as well as organic growth for the period.

Loan Portfolio
The following table presents the balance and associated percentage of each major category in our loan portfolio as of June 30, 2019 and December 31, 2018:

(dollars in thousands)	June 30, 2019		December 31, 2018
Commercial (1)	$2,220,172	19.6%	$1,361,104	17.2%
Real estate:
Commercial	5,831,466	51.4	4,141,356	52.3
Commercial construction, land and land development	1,164,789	10.3	905,421	11.4
Residential (2)	1,573,467	13.9	1,082,248	13.7
Single family interim construction	379,422	3.3	331,748	4.2
Agricultural	107,685	0.9	66,638	0.8
Consumer (2)	66,432	0.6	31,759	0.4
Other	589	—	253	—
	11,344,022	100.0%	7,920,527	100.0%
Deferred loan fees	(2,581)		(3,303)
Allowance for loan losses	(51,075)		(44,802)
Total loans, net	$11,290,366		$7,872,422
(1) Includes mortgage warehouse purchase loans of $453.5 million and $170.3 million at June 30, 2019 and December 31, 2018, respectively.
(2) Includes residential real estate loans held for sale as of June 30, 2019 and December 31, 2018 of $74.1 million and $32.7 million, respectively, and consumer loans held for sale at June 30, 2019 of $32.4 million.
Our loan portfolio is the largest category of our earning assets. As of June 30, 2019 and December 31, 2018, total loans, net of allowance for loan losses and deferred fees, totaled $11.3 billion and $7.9 billion, respectively, which is an increase of 43.4% between the two dates. The increase is primarily due to $2.8 billion in loans acquired in the Guaranty acquisition but also due to organic loan growth during 2019.
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

(dollars in thousands)	June 30, 2019	December 31, 2018
Nonaccrual loans
Commercial	$9,510	$5,224
Real estate:
Commercial real estate, construction, land and land development	4,685	1,329
Residential real estate	1,284	1,775
Single family interim construction	—	3,578
Consumer	38	32
Total nonaccrual loans (1)	15,517	11,938
Loans delinquent 90 days or more and still accruing
Commercial	845	—
Consumer	—	5
Total loans delinquent 90 days or more and still accruing	845	5
Troubled debt restructurings, not included in nonaccrual loans
Commercial	—	114
Real estate:
Commercial real estate, construction, land and land development	378	405
Residential real estate	164	168
Total troubled debt restructurings, not included in nonaccrual loans	542	687
Total nonperforming loans	16,904	12,630
Other real estate owned and other repossessed assets:
Commercial real estate, construction, land and land development	10,972	4,200
Consumer	123	114
Total other real estate owned and other repossessed assets	11,095	4,314
Total nonperforming assets	$27,999	$16,944
Ratio of nonperforming loans to total loans held for investment (2)	0.16%	0.16%
Ratio of nonperforming assets to total assets	0.19	0.17

(1)
Nonaccrual loans include troubled debt restructurings of $716 thousand and $506 thousand at June 30, 2019 and December 31, 2018, respectively and excludes loans acquired with deteriorated credit quality of $12.5 million and $7.0 million as of June 30, 2019 and December 31, 2018, respectively.

(2)	Excluding mortgage warehouse purchase loans of $453.5 million and $170.3 million as of June 30, 2019 and December 31, 2018, respectively.
Nonaccrual loans increased to $15.5 million at June 30, 2019 from $11.9 million as of December 31, 2018. Troubled debt restructurings that were not on nonaccrual status totaled $542 thousand at June 30, 2019 decreasing slightly from $687 thousand at December 31, 2018. The increase in nonaccrual loans was primarily due to the addition of three commercial loans totaling $4.8 million and two commercial real estate loans totaling $3.4 million offset by payoffs of two nonaccrual single-family interim construction loans and one commercial real estate loan totaling $3.9 million, as well as nonaccrual charge-offs totaling $402 thousand and a $544 thousand nonaccrual residential real estate loan placed in foreclosure during the six months ended June 30, 2019. The net increase in other real estate owned and repossessed assets is primarily due to the transfer of six former branch properties to other real estate owned which were recorded at $7.3 million at date of transfer as well as one property recorded at $300 thousand acquired with the Guaranty transaction, offset by impairments of $872 thousand.

As of June 30, 2019, the Company had a total of 136 substandard and doubtful loans with an aggregate principal balance of $56.3 million that were not currently impaired loans, nonaccrual loans, 90 days past due loans or troubled debt restructurings, but where the Company had information about possible credit problems of the borrowers that caused the Company’s management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that could result in those loans becoming nonaccrual loans, 90 days past due loans or troubled debt restructurings in the future.
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
Allowance for Loan Losses. The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The Company’s allowance for loan losses represents the Company’s estimate of probable and reasonably estimable loan losses inherent in loans held for investment as of the respective balance sheet date. The Company’s methodology for assessing the adequacy of the allowance for loan losses includes a general allowance for performing loans, which are grouped based on similar characteristics, and an allocated allowance for individual impaired loans. Actual credit losses or recoveries are charged or credited directly to the allowance. As of June 30, 2019, the allowance for loan losses amounted to $51.1 million, or 0.47% of total loans held for investment, excluding mortgage warehouse purchase loans, compared with $44.8 million, or 0.58% as of December 31, 2018. The dollar increase from year end is primarily due to additional general reserves for organic loan growth as well as a specific reserve taken on a commercial loan during the second quarter. The decrease in the allowance for loan losses as a percentage of loans reflects that loans acquired in the Guaranty transaction were recorded at fair value without an allowance at acquisition date. As of June 30, 2019, the discount on acquired loans totaled $115.5 million.
The allowance for loan losses to nonperforming loans has decreased slightly from 354.73% at December 31, 2018 to 302.15% at June 30, 2019. Nonperforming loans have increased to $16.9 million at June 30, 2019 compared to $12.6 million at December 31, 2018.
Securities Available for Sale
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit, interest rate and duration risk. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions.
The Company recognized a net gain of $20 thousand and $265 thousand on the sale of securities for the three and six months ended June 30, 2019 and a net loss of $10 thousand and $234 thousand on the sale of securities for the three and six month ended June 30, 2018. Securities represented 7.5% and 7.0% of the Company’s total assets at June 30, 2019 and December 31, 2018, respectively.
Management evaluates securities for other-than-temporary impairment (OTTI) on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation. Management does not intend to sell any debt securities it holds and believes the Company more likely than not will not be required to sell any debt securities it holds before their anticipated recovery, at which time the Company will receive full value for the securities. Management has the ability and intent to hold the securities classified as available for sale that were in a loss position as of June 30, 2019 for a period of time sufficient for an entire recovery of the cost basis of the securities. For those securities that are impaired, the unrealized losses are largely due to interest rate changes. The fair value is expected to recover as the securities approach their maturity date. Management believes any impairment in the Company’s securities at June 30, 2019, is temporary and no other-than-temporary impairment has been realized in the Company’s consolidated financial statements.
Capital Resources and Regulatory Capital Requirements
Total stockholder’s equity was $2.2 billion at June 30, 2019 compared with $1.6 billion at December 31, 2018, an increase of approximately $642.9 million. The increase was primarily due to stock issued in the Guaranty acquisition for a total, net of offering costs, of $601.1 million, net income of $86.9 million earned by the Company during the six months ended June 30, 2019, stock based compensation of $3.9 million, and an increase of $25.4 million in unrealized gain (loss) on available for sale securities offset by a cumulative adjustment for change in accounting principles of $926 thousand, stock repurchased by the Company totaling $51.6 million and dividends paid of $21.8 million.

As of June 30, 2019, the Company exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	As of June 30, 2019
	Actual Consolidated	Actual Bank	Required minimum capital - Basel III fully phased-in	Required to be considered well capitalized (Bank only)
	Ratio	Ratio	Ratio	Ratio
Tier 1 capital to average assets ratio	9.06%	10.55%	4.00%	≥5.00%
Common equity tier 1 capital to risk weighted assets ratio	9.24	11.25	7.00	≥6.50
Tier 1 capital to risk weighted assets ratio	9.69	11.25	8.50	≥8.00
Total capital to risk weighted assets ratio	11.54	11.66	10.50	≥10.00
Share Repurchase Program. The Company established share repurchase programs in prior years which would allow the Company to purchase its common stock in the open market or in privately negotiated transactions. In general, share repurchase programs allow the Company to proactively manage its capital position and return excess capital to shareholders. On October 24, 2018, the Company announced the reestablishment of its share repurchase program. The program authorizes the purchase by the Company of up to $75 million of its common stock. The repurchase program is authorized to continue through October 1, 2019. As of June 30, 2019, the Company repurchased a total of 897,738 shares of Company stock at a total cost of $49 million under this program.
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
In addition to the liquidity provided by the sources described above, the Company maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of June 30, 2019, the Company had established federal funds lines of credit with 11 unaffiliated banks totaling $430 million with no borrowings against the lines at that time. The Company also participates in an exchange that provides direct overnight borrowings with other financial institutions with a borrowing capacity of $419 million with none outstanding as of June 30, 2019. The Company has an unsecured line of credit totaling $100 million with an unrelated commercial bank. The line had $35.0 million outstanding as of June 30, 2019. Based on the values of stock, securities, and loans pledged as collateral, as of June 30, 2019, the Company had additional borrowing capacity with the FHLB of $3.4 billion. In addition, the Company maintains a secured line of credit with the Federal Reserve Bank with an availability to borrow $972.9 million at June 30, 2019.

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
As a result of the acquisition of Guaranty completed during the six months ended June 30, 2019, the Company acquired deposit accounts, FHLB advances, subordinated debt commitments, junior subordinated debentures and assumed the operating lease commitments for several branch locations acquired in the Guaranty transaction.
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
Independent Bank’s commitments to extend credit and outstanding standby letters of credit were $2.4 billion and $24.4 million, respectively, as of June 30, 2019. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. The Company manages the Company’s liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that the Company will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.
Critical Accounting Policies and Estimates
The preparation of the Company’s consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires the Company to make estimates and judgments that affect the Company’s reported amounts of assets, liabilities, income and expenses and related disclosure of contingent assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under current circumstances, results of which form the basis for making judgments about the carrying value of certain assets and liabilities that are not readily available from other sources. The Company evaluates its estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

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

Goodwill and Other Intangible Assets. The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. The Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a two step impairment test is unnecessary. If the Company concludes otherwise, then it is required to perform the first step of the two step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. The Company performs its impairment test annually as of December 31. There have been no circumstances since December 31, 2018 that would indicate any impairment has occurred, therefore, management does not believe goodwill is impaired as of June 30, 2019.
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
Future Application of Pending Accounting Standards.
In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (ASU 2016-13). The ASU introduces a new credit loss methodology, the current expected credit loss (CECL) model, which requires the recognition of an allowance for lifetime expected credit losses on loans, held-to-maturity debt securities and other receivables measured at amortized cost at the time the financial asset is originated or acquired. Credit losses will be immediately recognized through net income; the amount recognized will be based on the current estimate of contractual cash flows not expected to be collected over the financial asset’s contractual term. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also amends the credit loss measurement guidance for available for sale debt securities and requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. ASU 2016-13 will be effective for the Company on January 1, 2020. The Company continues to evaluate the impact adoption of ASU 2016-13 will have on its consolidated financial statements and disclosures. The CECL methodology represents a significant change from the existing US GAAP of an "incurred loss" model, which encompasses allowances for current known and inherent losses within the portfolio, and while the Company is currently unable to reasonably estimate the impact of adopting ASU 2016-13, the Company expects that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date. To implement this new accounting standard, the Company established a steering committee and working group that includes individuals from various functional areas and is currently working through its implementation plan which includes such things as assessment and documentation of processes, internal controls and data sources; model development and documentation; and system configuration. Early implementation activities focused on data capture and portfolio segmentation. Substantial progress has been made on model development with parallel runs beginning in early third quarter and validation of the reasonable and supportable forecast model and primary model/tool also to be completed during the third quarter.

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
The Company's interest rate risk model indicated that it was in a balanced rate sensitive position in terms of interest rate sensitivity as of June 30, 2019. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income based on the interest rate risk model as of June 30, 2019:

Hypothetical Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
200	0.20%
100	0.15
(100)	0.32
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
Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Independent Bank notified its insurance carriers of the claims made in the Second Amended Complaint. The insurance carriers initially indicated that the claims were not covered by the policies or that a “loss” has not yet occurred. Independent Bank pursued insurance coverage as well as reimbursement of defense costs through the initiation of litigation and other means. On November 6, 2018, the Company settled claims under its Financial Institutions Select Policy pursuant to which the Company received payment of an amount which is not material to the operations of the Company. The Company did not settle any claims under its Financial Institution Bond Policy.

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

Exhibit 4.8(b)
Amendment to Independent Bank 401(k) Profit Sharing Plan for Unilateral Interim Amendment to Comply with the 2017 Final Regulations under ERISA Section 503, dated June 6, 2018, which is incorporated by reference to Exhibit 4.8(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the SEC on April 25, 2019

Exhibit 4.8(c)
Amendment to Independent Bank 401(k) Profit Sharing Plan for Interim Amendment to Comply with the Final Regulations under Code Sections 401(k) and 401(m), dated October 16, 2018, which is incorporated by reference to Exhibit 4.8(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the SEC on April 25, 2019

Exhibit 4.8(d)
Amendment to Independent Bank 401(k) Profit Sharing Plan for Amendment to Comply with the Bipartisan Budget Act of 2018, dated December 21, 2018, which is incorporated by reference to Exhibit 4.8(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the SEC on April 25, 2019

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

Independent Bank Group, Inc.

Date:	July 25, 2019	By: /s/ David R. Brooks

David R. Brooks
Chairman, Chief Executive Officer and President

Date:	July 25, 2019	By: /s/ Michelle S. Hickox

Michelle S. Hickox
Executive Vice President
Chief Financial Officer