Form 10-Q
period 2019-09-30
Independent Bank Group, Inc.
filed 2019-10-24
CIK 1564618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2019.
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
Common Stock, Par Value $0.01 Per Share – 42,952,479 shares as of October 22, 2019.

INDEPENDENT BANK GROUP, INC. AND SUBSIDIARIES
Form 10-Q
September 30, 2019

***

Independent Bank Group, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2019 (unaudited) and December 31, 2018
(Dollars in thousands, except share information)

	September 30,	December 31,
Assets	2019	2018
Cash and due from banks	$163,213	$102,024
Interest-bearing deposits in other banks	406,888	28,755
Cash and cash equivalents	570,101	130,779
Certificates of deposit held in other banks	5,715	1,225
Securities available for sale, at fair value	1,083,816	685,350
Loans held for sale (includes $27,432 and $27,871 carried at fair value, respectively)	32,929	32,727
Loans, net	11,544,582	7,839,695
Premises and equipment, net	240,991	167,866
Other real estate owned	6,392	4,200
Federal Home Loan Bank (FHLB) of Dallas stock and other restricted stock	29,918	26,870
Bank-owned life insurance (BOLI)	214,106	129,521
Deferred tax asset	9,259	13,180
Goodwill	994,021	721,797
Other intangible assets, net	106,855	45,042
Other assets	120,442	51,713
Total assets	$14,959,127	$9,849,965

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$3,218,055	$2,145,930
Interest-bearing	8,509,830	5,591,864
Total deposits	11,727,885	7,737,794
FHLB advances	555,000	290,000
Other borrowings	212,642	137,316
Junior subordinated debentures	53,775	27,852
Other liabilities	110,893	50,570
Total liabilities	12,660,195	8,243,532
Commitments and contingencies
Stockholders’ equity:
Preferred stock (0 and 0 shares outstanding, respectively)	—	—
Common stock (42,952,642 and 30,600,582 shares outstanding, respectively)	430	306
Additional paid-in capital	1,924,385	1,317,616
Retained earnings	354,177	296,816
Accumulated other comprehensive income (loss)	19,940	(8,305)
Total stockholders’ equity	2,298,932	1,606,433
Total liabilities and stockholders’ equity	$14,959,127	$9,849,965
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Income
Three and Nine Months Ended September 30, 2019 and 2018 (unaudited)
(Dollars in thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income:
Interest and fees on loans	$154,664	$103,104	$457,626	$277,993
Interest on taxable securities	5,374	3,840	16,101	10,244
Interest on nontaxable securities	2,074	1,103	6,426	3,475
Interest on interest-bearing deposits and other	3,195	1,242	8,393	2,773
Total interest income	165,307	109,289	488,546	294,485
Interest expense:
Interest on deposits	33,386	17,380	92,550	40,006
Interest on FHLB advances	2,730	3,121	8,324	7,854
Interest on other borrowings and repurchase agreements	3,036	2,100	8,674	6,299
Interest on junior subordinated debentures	762	420	2,310	1,182
Total interest expense	39,914	23,021	111,858	55,341
Net interest income	125,393	86,268	376,688	239,144
Provision for loan losses	5,233	1,525	13,196	6,950
Net interest income after provision for loan losses	120,160	84,743	363,492	232,194
Noninterest income:
Service charges on deposit accounts	6,100	3,589	18,609	10,607
Investment management and trust	2,497	—	7,238	—
Mortgage banking revenue	4,824	5,111	11,619	12,134
Gain on sale of loans	6,779	—	6,779	—
Gain on sale of branch	1,549	—	1,549	—
Gain on sale of other real estate	539	95	851	213
(Loss) gain on sale of securities available for sale	—	(115)	265	(349)
(Loss) gain on sale and disposal of premises and equipment	(315)	220	(585)	123
Increase in cash surrender value of BOLI	1,402	831	4,135	2,328
Other	3,949	3,018	9,487	7,281
Total noninterest income	27,324	12,749	59,947	32,337
Noninterest expense:
Salaries and employee benefits	37,645	30,114	120,557	82,072
Occupancy	9,402	6,613	27,978	18,295
Data processing	4,470	2,989	12,688	7,861
FDIC assessment (credit)	(2,139)	760	71	2,213
Advertising and public relations	467	583	1,942	1,300
Communications	1,288	810	3,910	2,544
Other real estate owned expenses, net	152	62	302	271
Impairment of other real estate	—	—	1,424	85
Amortization of other intangible assets	3,235	1,519	9,705	4,243
Professional fees	2,057	1,175	4,771	3,427
Acquisition expense, including legal	9,465	1,682	28,175	5,671
Other	10,906	6,348	29,998	18,789
Total noninterest expense	76,948	52,655	241,521	146,771
Income before taxes	70,536	44,837	181,918	117,760
Income tax expense	14,903	9,141	39,418	23,465
Net income	$55,633	$35,696	$142,500	$94,295
Basic earnings per share	$1.30	$1.17	$3.29	$3.22
Diluted earnings per share	$1.30	$1.17	$3.29	$3.21
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Three and Nine Months Ended September 30, 2019 and 2018 (unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$55,633	$35,696	$142,500	$94,295
Other comprehensive income (loss) before tax:
Change in net unrealized gains (losses) on available for sale securities during the year	3,624	(5,259)	36,420	(17,438)
Reclassification for amount realized through sales of securities available for sale included in net income	—	115	(265)	349
Other comprehensive income (loss) before tax	3,624	(5,144)	36,155	(17,089)
Income tax expense (benefit)	807	(1,081)	7,910	(3,589)
Other comprehensive income (loss), net of tax	2,817	(4,063)	28,245	(13,500)
Comprehensive income	$58,450	$31,633	$170,745	$80,795
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2019 and 2018 (unaudited)
(Dollars in thousands, except for par value, share and per share information)

	Preferred Stock $.01 Par Value 10 million shares authorized	Common Stock $.01 Par Value 100 million shares authorized		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
		Shares	Amount
Balance, December 31, 2018	$—	30,600,582	$306	$1,317,616	$296,816	$(8,305)	$1,606,433
Cumulative effect of change in accounting principles	—	—	—	—	(926)	—	(926)
Net income	—	—	—	—	37,131	—	37,131
Other comprehensive income, net of tax	—	—	—	—	—	11,776	11,776
Stock issued for acquisition of bank, net of offering costs of $804	—	13,179,748	132	600,936	—	—	601,068
Common stock repurchased	—	(225,903)	(2)	—	(12,505)	—	(12,507)
Restricted stock forfeited	—	(385)	—	—	—	—	—
Restricted stock granted	—	111,751	1	(1)	—	—	—
Stock based compensation expense	—	—	—	2,172	—	—	2,172
Cash dividends ($0.25 per share)	—	—	—	—	(10,945)	—	(10,945)
Balance, March 31, 2019	$—	43,665,793	$437	$1,920,723	$309,571	$3,471	$2,234,202
Net income	—	—	—	—	49,736	—	49,736
Other comprehensive income, net of tax	—	—	—	—	—	13,652	13,652
Common stock repurchased	—	(726,002)	(7)	—	(39,096)	—	(39,103)
Restricted stock forfeited	—	(7,833)	—	—	—	—	—
Restricted stock granted	—	21,860	—	—	—	—	—
Stock based compensation expense	—	—	—	1,752	—	—	1,752
Cash dividends ($0.25 per share)	—	—	—	—	(10,897)	—	(10,897)
Balance, June 30, 2019	$—	42,953,818	$430	$1,922,475	$309,314	$17,123	$2,249,342
Net income	—	—	—	—	55,633	—	55,633
Other comprehensive income, net of tax	—	—	—	—	—	2,817	2,817
Common stock repurchased	—	(776)	—	—	(41)	—	(41)
Restricted stock forfeited	—	(5,397)	—	—	—	—	—
Restricted stock granted	—	4,997	—	—	—	—	—
Stock based compensation expense	—	—	—	1,910	—	—	1,910
Cash dividends ($0.25 per share)	—	—	—	—	(10,729)	—	(10,729)
Balance, September 30, 2019	$—	42,952,642	$430	$1,924,385	$354,177	$19,940	$2,298,932

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended September 30, 2019 and 2018 (unaudited)
(Dollars in thousands, except for par value, share and per share information)

	Preferred Stock $.01 Par Value 10 million shares authorized	Common Stock $.01 Par Value 100 million shares authorized		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
		Shares	Amount
Balance, December 31, 2017	$—	28,254,893	$283	$1,151,990	$184,232	$(487)	$1,336,018
Cumulative effect of change in accounting principle	—	—	—	—	233	(233)	—
Net income	—	—	—	—	28,964	—	28,964
Other comprehensive loss, net of tax	—	—	—	—	—	(8,446)	(8,446)
Restricted stock forfeited	—	(606)	—	—	—	—	—
Restricted stock granted	—	99,812	1	(1)	—	—	—
Stock based compensation expense	—	—	—	1,412	—	—	1,412
Exercise of warrants	—	8,874	—	152	—	—	152
Cash dividends ($0.12 per share)	—	—	—	—	(3,401)	—	(3,401)
Balance, March 31, 2018	$—	28,362,973	$284	$1,153,553	$210,028	$(9,166)	$1,354,699
Net income	—	—	—	—	29,635	—	29,635
Other comprehensive loss, net of tax	—	—	—	—	—	(991)	(991)
Stock issued for acquisition of bank, net of offering costs of $209	—	2,071,981	21	157,033	—	—	157,054
Restricted stock forfeited	—	(3,239)	—	—	—	—	—
Restricted stock granted	—	19,100	—	—	—	—	—
Stock based compensation expense	—	—	—	1,543	—	—	1,543
Exercise of warrants	—	17,598	—	303	—	—	303
Cash dividends ($0.14 per share)	—	—	—	—	(3,974)	—	(3,974)
Balance, June 30, 2018	$—	30,468,413	$305	$1,312,432	$235,689	$(10,157)	$1,538,269
Net income	—	—	—	—	35,696	—	35,696
Other comprehensive loss, net of tax	—	—	—	—	—	(4,063)	(4,063)
Restricted stock granted	—	8,800	—	—	—	—	—
Stock based compensation expense	—	—	—	1,541	—	—	1,541
Exercise of warrants	—	435	—	8	—	—	8
Cash dividends ($0.14 per share)	—	—	—	—	(4,267)	—	(4,267)
Balance, September 30, 2018	$—	30,477,648	$305	$1,313,981	$267,118	$(14,220)	$1,567,184
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2019 and 2018 (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$142,500	$94,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	8,679	6,324
Accretion of income recognized on acquired loans	(35,228)	(9,386)
Amortization of other intangibles assets	9,705	4,243
Amortization of premium on securities, net	2,053	2,768
Amortization of discount and origination costs on borrowings	475	475
Stock based compensation expense	5,834	4,496
Excess tax expense (benefit) on restricted stock vested	21	(632)
FHLB stock dividends	(645)	(538)
(Gain) loss on sale of securities available for sale	(265)	349
Loss (gain) on sale of premises and equipment	585	(123)
Gain on sale of loans	(6,779)	—
Gain on sale of branch	(1,549)	—
Gain on sale of other real estate owned	(851)	(213)
Impairment of other real estate	1,424	85
Impairment of other assets	1,173	—
Deferred tax expense	11,615	2,130
Provision for loan losses	13,196	6,950
Increase in cash surrender value of BOLI	(4,135)	(2,328)
Net gain on mortgage loans held for sale	(10,970)	(10,354)
Originations of loans held for sale	(301,869)	(293,756)
Proceeds from sale of loans held for sale	312,637	315,582
Net change in other assets	(17,988)	(15,883)
Net change in other liabilities	9,271	1,121
Net cash provided by operating activities	138,889	105,605
Cash flows from investing activities:
Proceeds from maturities, calls and pay downs of securities available for sale	5,328,060	2,213,168
Proceeds from sale of securities available for sale	189,704	42,727
Purchases of securities available for sale	(5,321,693)	(2,249,373)
Purchases of certificates of deposit held in other banks	(5,701)	—
Proceeds from maturities of certificates of deposit held in other banks	1,473	11,760
Proceeds from sale of loans	90,025	—
Proceeds from surrender of bank owned life insurance contracts	387	—
Purchase of bank owned life insurance contracts	—	(5,000)
Purchases of FHLB stock and other restricted stock	(9,397)	(6,144)
Proceeds from redemptions of FHLB stock and other restricted stock	34,788	12,606
Net loans originated held for investment	(486,692)	(587,348)
Originations of mortgage warehouse purchase loans	(8,430,885)	(3,869,234)
Proceeds from pay-offs of mortgage warehouse purchase loans	7,940,525	3,883,661
Additions to premises and equipment	(26,693)	(24,497)
Proceeds from sale of premises and equipment	2,100	14,479
Proceeds from sale of other real estate owned	6,987	3,054
Cash received from acquired bank	39,913	44,723
Cash paid in connection with acquisition	(9)	(31,016)
Selling costs paid in connection with branch sale	(144)	—
Net cash transferred in branch sale	(25,163)	—
Net cash used in investing activities	(672,415)	(546,434)

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
Nine Months Ended September 30, 2019 and 2018 (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from financing activities:
Net increase in demand deposits, money market and savings accounts	615,655	375,045
Net increase in time deposits	284,872	181,907
Proceeds from FHLB advances	1,600,000	1,110,000
Repayments of FHLB advances	(1,477,653)	(1,355,667)
Proceeds from other borrowings	56,000	—
Repayments of other borrowings	(21,000)	—
Proceeds from exercise of common stock warrants	—	463
Repurchase of common stock	(51,651)	—
Offering costs paid in connection with acquired bank	(804)	(209)
Dividends paid	(32,571)	(11,642)
Net cash provided by financing activities	972,848	299,897
Net change in cash and cash equivalents	439,322	(140,932)
Cash and cash equivalents at beginning of year	130,779	431,102
Cash and cash equivalents at end of year	$570,101	$290,170
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
On January 1, 2019, the Company acquired Guaranty Bancorp (Guaranty) and its wholly owned subsidiary, Guaranty Bank and Trust Company (Guaranty Bank) and its wholly owned subsidiary, Private Capital Management, LLC. Guaranty was merged into the Company and dissolved and Guaranty Bank and its subsidiary was merged with the Bank as of acquisition date. The Company also acquired two statutory business trusts in connection with the acquisition as disclosed in Note 5, Other Borrowings and Junior Subordinated Debentures. See Note 13, Business Combinations, for more details of the Guaranty acquisition.
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
Share repurchase program: The Company established share repurchase programs in prior years which would allow the Company to purchase its common stock in the open market or in privately negotiated transactions. In general, share repurchase programs allow the Company to proactively manage its capital position and return excess capital to shareholders. On October 24, 2018, the Company announced the reestablishment of its share repurchase program. The program authorizes the Company to repurchase up to $75,000 of its common stock and was authorized to continue through October 1, 2019. On October 17, 2019, the repurchase program was renewed and authorized to continue through December 31, 2020. The Company has approval from the Federal Reserve to repurchase up to $60,000 in shares for 2019, of which $10,952 is remaining.  The Company intends to request additional approvals, as necessary, for share buybacks in 2020.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

As of September 30, 2019, the Company has repurchased a total of 897,738 shares of Company stock at a total cost of $49,048 under this program. Shares of Company stock repurchased to settle employee tax withholding related to vesting of stock awards during the period ended September 30, 2019 totaled 54,943 at a total cost of $2,603 and were not included under this program.
Earnings per share: Basic earnings per common share are net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. The unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock warrants. The participating nonvested common stock was not included in dilutive shares as it was anti-dilutive for the three and nine months ended September 30, 2019 and 2018. The Company's outstanding stock warrants were all exercised prior to December 31, 2018. For the three and nine months ended September 30, 2018, proceeds from the assumed exercise of dilutive stock warrants are assumed to be used to repurchase common stock at the average market price.
The following table presents a reconciliation of net income available to common shareholders and the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic earnings per share:
Net income	$55,633	$35,696	$142,500	$94,295
Less:
Undistributed earnings allocated to participating securities	329	262	731	729
Dividends paid on participating securities	79	36	216	104
Net income available to common shareholders	$55,225	$35,398	$141,553	$93,462
Weighted average basic shares outstanding	42,636,030	30,219,561	43,056,441	29,035,729
Basic earnings per share	$1.30	$1.17	$3.29	$3.22
Diluted earnings per share:
Net income available to common shareholders	$55,225	$35,398	$141,553	$93,462
Total weighted average basic shares outstanding	42,636,030	30,219,561	43,056,441	29,035,729
Add dilutive stock warrants	—	90,114	—	91,292
Total weighted average diluted shares outstanding	42,636,030	30,309,675	43,056,441	29,127,021
Diluted earnings per share	$1.30	$1.17	$3.29	$3.21
Anti-dilutive participating securities	46,223	62,588	60,001	112,797

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Note 2. Statement of Cash Flows
As allowed by the accounting standards, the Company has chosen to report, on a net basis, its cash receipts and cash payments for time deposits accepted and repayments of those deposits, and loans made to customers and principal collections on those loans. The Company uses the indirect method to present cash flows from operating activities. Other supplemental cash flow information is presented below:

	Nine Months Ended September 30,
	2019	2018
Cash transactions:
Interest expense paid	$110,059	$55,084
Income taxes paid	$26,684	$17,159
Noncash transactions:
Transfers of loans to other real estate owned	$544	$410
Transfers of loans held for investment to loans held for sale	$83,526	$—
Loans to facilitate the sale of other real estate owned	$517	$—
Right-of-use assets obtained in exchange for lease liabilities	$35,491	$—
Transfer of bank premises to other real estate	$7,896	$—
Transfer of repurchase agreements to deposits	$8,475	$—

Supplemental schedule of noncash investing activities from branch sale is as follows:

	Nine Months Ended September 30,
	2019	2018
Noncash assets transferred:
Loans, including accrued interest	$796	$—
Premises and equipment	94	—
Other assets	1	—
Total assets	$891	$—
Noncash liabilities transferred:
Deposits, including accrued interest	$27,721	$—
Other liabilities	27	—
Total liabilities	$27,748	$—
Cash and cash equivalents transferred in branch sale	$206	$—
Deposit premium received	$1,386	$—
Cash paid to buyer, net of deposit premium	$24,957	$—

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Supplemental schedule of noncash investing activities from acquisitions is as follows:

	Nine Months Ended September 30,
	2019	2018
Noncash assets acquired
Certificates of deposit held in other banks	$262	$—
Securities available for sale	561,052	24,721
Restricted stock	27,794	3,357
Loans	2,789,868	651,769
Premises and equipment	65,786	4,863
Other real estate owned	1,829	—
Goodwill	272,224	100,326
Other intangible assets	71,518	7,532
Bank owned life insurance	80,837	8,181
Other assets	31,987	6,393
Total assets acquired	$3,903,157	$807,142
Noncash liabilities assumed:
Deposits	$3,108,810	$593,078
Repurchase agreements	8,475	—
FHLB advances	142,653	60,000
Other borrowings	40,000	—
Junior subordinated debentures	25,774	—
Other liabilities	15,477	10,508
Total liabilities assumed	$3,341,189	$663,586
Cash and cash equivalents acquired from acquisitions	$39,913	$44,723
Cash paid to shareholders of acquired banks	$9	$31,016
Fair value of common stock issued to shareholders of acquired banks	$601,872	$157,263

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Note 3. Securities Available for Sale
Securities available for sale have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at September 30, 2019 and December 31, 2018, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
September 30, 2019
U.S. treasuries	$50,060	$806	$(31)	$50,835
Government agency securities	179,980	1,238	(183)	181,035
Obligations of state and municipal subdivisions	334,017	11,011	(15)	345,013
Corporate bonds	7,021	174	—	7,195
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	486,646	12,075	(183)	498,538
Other securities	1,200	—	—	1,200
	$1,058,924	$25,304	$(412)	$1,083,816
December 31, 2018
U.S. treasuries	$30,110	$—	$(467)	$29,643
Government agency securities	152,969	80	(2,819)	150,230
Obligations of state and municipal subdivisions	187,366	727	(3,086)	185,007
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	326,168	128	(5,826)	320,470
	$696,613	$935	$(12,198)	$685,350

Securities with a carrying amount of approximately $182,966 and $219,927 at September 30, 2019 and December 31, 2018, respectively, were pledged to secure public fund deposits and repurchase agreements.
Proceeds from sale of securities available for sale and gross gains and gross losses for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Proceeds from sale	$—	$15,254	$189,704	$42,727
Gross gains	$—	$38	$293	$141
Gross losses	$—	$153	$28	$490

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The amortized cost and estimated fair value of securities available for sale at September 30, 2019, by contractual maturity, are shown below. Maturities of pass-through certificates will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2019
	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$40,899	$40,918
Due from one year to five years	201,969	204,570
Due from five to ten years	170,968	175,410
Thereafter	158,442	164,380
	572,278	585,278
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	486,646	498,538
	$1,058,924	$1,083,816

The number of securities, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2019 and December 31, 2018, are summarized as follows:

	Less Than 12 Months			Greater Than 12 Months			Total
Description of Securities	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Securities Available for Sale
September 30, 2019
U.S. treasuries	—	$—	$—	3	$10,095	$(31)	$10,095	$(31)
Government agency securities	7	18,917	(57)	12	36,375	(126)	55,292	(183)
Obligations of state and municipal subdivisions	7	4,147	(8)	2	1,435	(7)	5,582	(15)
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	10	22,252	(149)	4	6,961	(34)	29,213	(183)
	24	$45,316	$(214)	21	$54,866	$(198)	$100,182	$(412)
December 31, 2018
U.S. treasuries	1	$9,749	$(6)	5	$19,894	$(461)	$29,643	$(467)
Government agency securities	4	6,068	(32)	43	126,745	(2,787)	132,813	(2,819)
Obligations of state and municipal subdivisions	88	32,493	(326)	218	105,817	(2,760)	138,310	(3,086)
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	56	112,114	(1,031)	101	186,713	(4,795)	298,827	(5,826)
	149	$160,424	$(1,395)	367	$439,169	$(10,803)	$599,593	$(12,198)

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Note 4. Loans, Net and Allowance for Loan Losses
Loans, net, at September 30, 2019 and December 31, 2018, consisted of the following:

	September 30,	December 31,
	2019	2018
Commercial	$2,452,769	$1,361,104
Real estate:
Commercial	5,933,498	4,141,356
Commercial construction, land and land development	1,181,675	905,421
Residential	1,511,236	1,049,521
Single-family interim construction	376,596	331,748
Agricultural	104,139	66,638
Consumer	36,237	31,759
Other	636	253
	11,596,786	7,887,800
Deferred loan fees	(1,757)	(3,303)
Allowance for loan losses	(50,447)	(44,802)
	$11,544,582	$7,839,695

The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming and potential problem loans.
Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. The Company’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. These cash flows, however, may not be as expected and the value of collateral securing the loans may fluctuate. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short term loans may be made on an unsecured basis. Additionally, our commercial loan portfolio includes loans made to customers in the energy industry, which is a complex, technical and cyclical industry. Experienced bankers with specialized energy lending experience originate our energy loans. Companies in this industry produce, extract, develop, exploit and explore for oil and natural gas. Loans are primarily collateralized with proven producing oil and gas reserves based on a technical evaluation of these reserves. At September 30, 2019 and December 31, 2018, there were approximately $185,682 and $135,034 of energy related loans outstanding, respectively. The Company has a mortgage warehouse purchase program, which provides a mortgage warehouse lending vehicle to third party mortgage bankers across a broad geographic scale. The mortgage loans are underwritten, in part, on approved investor takeout commitments. These loans have a very short duration ranging between 10 days and 15 days. In some cases, loans to larger mortgage originators may be financed for up to 60 days. These loans are reported as commercial loans since the loans are secured by notes receivable, not real estate. As of September 30, 2019 and December 31, 2018, mortgage warehouse purchase loans outstanding totaled $660,650 and $170,290, respectively.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. Management monitors the diversification of the portfolio on a quarterly basis by type and geographic location. Management also tracks the level of owner occupied property versus non owner occupied property. At September 30, 2019, the portfolio consisted of approximately 30% of owner occupied property.
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
Residential real estate and single-family interim construction loans are underwritten primarily based on borrowers’ credit scores, documented income and minimum collateral values. Relatively small loan amounts are spread across many individual borrowers, which minimizes risk in the residential portfolio. In addition, management evaluates trends in past dues and current economic factors on a regular basis.
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
Most of the Company’s lending activity occurs within the State of Texas, primarily in the north, central and southeast Texas regions and the State of Colorado, specifically along the Front Range area. As of September 30, 2019, loans in the Colorado region represented about 28% of the total portfolio. A large percentage of the Company’s portfolio consists of commercial and residential real estate loans. As of September 30, 2019 and December 31, 2018, there were no concentrations of loans related to a single industry in excess of 10% of total loans.
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
The Texas and Colorado economies, specifically the Company’s lending area of north, central and southeast Texas and the Colorado Front Range area, continued to expand at a moderate pace during the third quarter of 2019. The Texas economy, which is the second largest in the nation, and the Colorado economy are above the U.S. economy in job creation and employment growth. Overall, the forecast is positive with continued moderate growth in the manufacturing and service sectors. The Texas and Colorado economies are expected to continue to grow in fourth quarter 2019 and into 2020 at a slower pace with a weakened outlook due to uncertainties about tariffs and trade relations and a tight labor market making it difficult to find workers. The risk of loss associated with all segments of the portfolio could increase due to these factors.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The economy and other risk factors are minimized by the Company’s underwriting standards, which include the following principles: 1) financial strength of the borrower including strong earnings, high net worth, significant liquidity and acceptable debt to worth ratio, 2) managerial business competence, 3) ability to repay, 4) loan to value, 5) projected cash flow and 6) guarantor financial statements as applicable. The following is a summary of the activity in the allowance for loan losses by loan class for the three and nine months ended September 30, 2019 and 2018:

	Commercial	Commercial Real Estate, Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
Three months ended September 30, 2019
Balance at beginning of period	$15,677	$29,662	$3,696	$1,511	$343	$252	$6	$(72)	$51,075
Provision for loan losses	3,151	2,318	(50)	54	(6)	15	108	(357)	5,233
Charge-offs	(5,698)	—	(47)	—	—	(31)	(124)	—	(5,900)
Recoveries	16	—	—	—	—	8	15	—	39
Balance at end of period	$13,146	$31,980	$3,599	$1,565	$337	$244	$5	$(429)	$50,447

Nine months ended September 30, 2019
Balance at beginning of period	$11,793	$27,795	$3,320	$1,402	$241	$186	$3	$62	$44,802
Provision for loan losses	8,507	4,185	419	166	96	68	246	(491)	13,196
Charge-offs	(7,221)	(3)	(140)	(3)	—	(51)	(303)	—	(7,721)
Recoveries	67	3	—	—	—	41	59	—	170
Balance at end of period	$13,146	$31,980	$3,599	$1,565	$337	$244	$5	$(429)	$50,447

Three months ended September 30, 2018
Balance at beginning of period	$11,805	$26,192	$3,319	$1,643	$224	$187	$3	$(65)	$43,308
Provision for loan losses	1,887	149	(233)	(151)	43	(2)	50	(218)	1,525
Charge-offs	(2,538)	(82)	(1)	—	—	(8)	(56)	—	(2,685)
Recoveries	1	5	1	—	—	1	10	—	18
Balance at end of period	$11,155	$26,264	$3,086	$1,492	$267	$178	$7	$(283)	$42,166

Nine months ended September 30, 2018
Balance at beginning of period	$10,599	$23,301	$3,447	$1,583	$250	$205	$(32)	$49	$39,402
Provision for loan losses	4,183	3,385	(358)	(91)	17	(4)	150	(332)	6,950
Charge-offs	(3,633)	(435)	(6)	—	—	(27)	(151)	—	(4,252)
Recoveries	6	13	3	—	—	4	40	—	66
Balance at end of period	$11,155	$26,264	$3,086	$1,492	$267	$178	$7	$(283)	$42,166

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The following table details the amount of the allowance for loan losses and recorded investment in loans by class as of September 30, 2019 and December 31, 2018:

	Commercial	Commercial Real Estate, Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
September 30, 2019
Allowance for losses:
Individually evaluated for impairment	$278	$—	$—	$—	$—	$7	$—	$—	$285
Collectively evaluated for impairment	12,867	31,660	3,599	1,565	337	237	5	(429)	49,841
Loans acquired with deteriorated credit quality	1	320	—	—	—	—	—	—	321
Ending balance	$13,146	$31,980	$3,599	$1,565	$337	$244	$5	$(429)	$50,447

Loans:
Individually evaluated for impairment	$3,453	$4,954	$1,986	$—	$173	$36	$—	$—	$10,602
Collectively evaluated for impairment	2,379,370	6,872,301	1,501,666	376,596	99,465	36,175	636	—	11,266,209
Acquired with deteriorated credit quality	69,946	237,918	7,584	—	4,501	26	—	—	319,975
Ending balance	$2,452,769	$7,115,173	$1,511,236	$376,596	$104,139	$36,237	$636	$—	$11,596,786

December 31, 2018
Allowance for losses:
Individually evaluated for impairment	$2,633	$—	$92	$—	$—	$2	$—	$—	$2,727
Collectively evaluated for impairment	9,115	27,795	3,228	1,402	241	184	3	62	42,030
Loans acquired with deteriorated credit quality	45	—	—	—	—	—	—	—	45
Ending balance	$11,793	$27,795	$3,320	$1,402	$241	$186	$3	$62	$44,802

Loans:
Individually evaluated for impairment	$7,288	$1,734	$1,943	$3,578	$—	$32	$—	$—	$14,575
Collectively evaluated for impairment	1,335,194	4,955,178	1,044,265	328,170	66,032	31,699	253	—	7,760,791
Acquired with deteriorated credit quality	18,622	89,865	3,313	—	606	28	—	—	112,434
Ending balance	$1,361,104	$5,046,777	$1,049,521	$331,748	$66,638	$31,759	$253	$—	$7,887,800

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Nonperforming loans by loan class (excluding loans acquired with deteriorated credit quality) at September 30, 2019 and December 31, 2018, are summarized as follows:

	Commercial	Commercial Real Estate, Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
September 30, 2019
Nonaccrual loans	$3,453	$4,589	$1,795	$—	$173	$36	$—	$10,046
Loans past due 90 days and still accruing	186	528	532	—	—	45	—	1,291
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	—	365	191	—	—	—	—	556
	$3,639	$5,482	$2,518	$—	$173	$81	$—	$11,893
December 31, 2018
Nonaccrual loans	$5,224	$1,329	$1,775	$3,578	$—	$32	$—	$11,938
Loans past due 90 days and still accruing	—	—	—	—	—	5	—	5
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	114	405	168	—	—	—	—	687
	$5,338	$1,734	$1,943	$3,578	$—	$37	$—	$12,630

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Impaired loans by loan class (excluding loans acquired with deteriorated credit quality) at September 30, 2019 and December 31, 2018, are summarized as follows:

	Commercial	Commercial Real Estate, Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
September 30, 2019
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$1,500	$—	$—	$—	$—	$5	$—	$1,505
Impaired loans with no allowance for loan losses	1,953	4,954	1,986	—	173	31	—	9,097
Total	$3,453	$4,954	$1,986	$—	$173	$36	$—	$10,602
Unpaid principal balance of impaired loans	$11,590	$5,081	$2,129	$—	$173	$38	$—	$19,011
Allowance for loan losses on impaired loans	$278	$—	$—	$—	$—	$7	$—	$285
December 31, 2018
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$6,416	$—	$134	$—	$—	$1	$—	$6,551
Impaired loans with no allowance for loan losses	872	1,734	1,809	3,578	—	31	—	8,024
Total	$7,288	$1,734	$1,943	$3,578	$—	$32	$—	$14,575
Unpaid principal balance of impaired loans	$9,822	$1,860	$2,056	$3,579	$—	$38	$—	$17,355
Allowance for loan losses on impaired loans	$2,633	$—	$92	$—	$—	$2	$—	$2,727
For the three months ended September 30, 2019
Average recorded investment in impaired loans	$6,971	$3,782	$1,593	$—	$58	$33	$—	$12,437
Interest income recognized on impaired loans	$4	$6	$3	$—	$—	$—	$—	$13
For the nine months ended September 30, 2019
Average recorded investment in impaired loans	$7,050	$3,270	$1,681	$895	$43	$33	$—	$12,972
Interest income recognized on impaired loans	$25	$34	$35	$114	$—	$5	$—	$213
For the three months ended September 30, 2018
Average recorded investment in impaired loans	$9,004	$2,850	$2,165	$—	$—	$41	$—	$14,060
Interest income recognized on impaired loans	$36	$19	$9	$—	$—	$2	$—	$66
For the nine months ended September 30, 2018
Average recorded investment in impaired loans	$9,327	$2,901	$2,056	$—	$—	$49	$—	$14,333
Interest income recognized on impaired loans	$56	$33	$53	$—	$—	$2	$—	$144

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
A “troubled debt restructured” loan is identified as impaired and measured for credit impairment as of each reporting period in accordance with the guidance in Accounting Standards Codification (ASC) 310-10-35. Modifications primarily relate to extending the amortization periods of the loans and interest rate concessions. The majority of these loans were identified as impaired prior to restructuring; therefore, the modifications did not materially impact the Company’s determination of the allowance for loan losses. The recorded investment in troubled debt restructurings, including those on nonaccrual, was $1,254 and $1,925 as of September 30, 2019 and December 31, 2018, respectively.
Following is a summary of loans modified under troubled debt restructurings during the three and nine months ended September 30, 2019:

	Commercial	Commercial Real Estate, Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
Troubled debt restructurings during the three months ended September 30, 2019
Number of contracts	—	—	1	—	—	—	—	1
Pre-restructuring outstanding recorded investment	$—	$—	$29	$—	$—	$—	$—	$29
Post-restructuring outstanding recorded investment	$—	$—	$29	$—	$—	$—	$—	$29

Troubled debt restructurings during the nine months ended September 30, 2019
Number of contracts	—	—	1	—	—	—	—	1
Pre-restructuring outstanding recorded investment	$—	$—	$29	$—	$—	$—	$—	$29
Post-restructuring outstanding recorded investment	$—	$—	$29	$—	$—	$—	$—	$29

There were no loans modified under troubled debt restructurings during the three and nine months ended September 30, 2018.
At September 30, 2019 and 2018, there were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the three and nine months ended September 30, 2019 and 2018, respectively.
At September 30, 2019 and 2018, the Company had no commitments to lend additional funds to any borrowers with loans whose terms have been modified under troubled debt restructurings.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents information regarding the aging of past due loans by loan class as of September 30, 2019 and December 31, 2018:

	Loans 30-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Loans
September 30, 2019
Commercial	$6,225	$3,614	$9,839	$2,372,984	$2,382,823
Commercial real estate, construction, land and land development	9,846	4,421	14,267	6,862,988	6,877,255
Residential real estate	3,367	1,745	5,112	1,498,540	1,503,652
Single-family interim construction	944	—	944	375,652	376,596
Agricultural	2,166	173	2,339	97,299	99,638
Consumer	188	81	269	35,942	36,211
Other	—	—	—	636	636
	22,736	10,034	32,770	11,244,041	11,276,811
Acquired with deteriorated credit quality	11,832	8,726	20,558	299,417	319,975
	$34,568	$18,760	$53,328	$11,543,458	$11,596,786
December 31, 2018
Commercial	$15,426	$4,366	$19,792	$1,322,690	$1,342,482
Commercial real estate, construction, land and land development	3,435	—	3,435	4,953,477	4,956,912
Residential real estate	4,199	1,035	5,234	1,040,974	1,046,208
Single-family interim construction	774	3,578	4,352	327,396	331,748
Agricultural	—	—	—	66,032	66,032
Consumer	135	35	170	31,561	31,731
Other	—	—	—	253	253
	23,969	9,014	32,983	7,742,383	7,775,366
Acquired with deteriorated credit quality	2,939	957	3,896	108,538	112,434
	$26,908	$9,971	$36,879	$7,850,921	$7,887,800

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
A summary of loans by credit quality indicator by class as of September 30, 2019 and December 31, 2018, is as follows:

	Pass	Pass/ Watch	Special Mention	Substandard	Doubtful	Total
September 30, 2019
Commercial	$2,328,196	$44,848	$53,107	$26,618	$—	$2,452,769
Commercial real estate, construction, land and land development	6,842,137	155,067	63,956	54,013	—	7,115,173
Residential real estate	1,497,665	3,850	1,018	8,703	—	1,511,236
Single-family interim construction	375,985	—	611	—	—	376,596
Agricultural	93,136	3,463	2,161	5,379	—	104,139
Consumer	36,061	41	—	135	—	36,237
Other	636	—	—	—	—	636
	$11,173,816	$207,269	$120,853	$94,848	$—	$11,596,786
December 31, 2018
Commercial	$1,279,024	$18,378	$30,783	$32,919	$—	$1,361,104
Commercial real estate, construction, land and land development	4,895,217	81,693	40,601	29,266	—	5,046,777
Residential real estate	1,038,283	3,617	707	6,914	—	1,049,521
Single-family interim construction	327,939	—	231	3,578	—	331,748
Agricultural	61,055	2,918	2,093	572	—	66,638
Consumer	31,559	67	—	133	—	31,759
Other	253	—	—	—	—	253
	$7,633,330	$106,673	$74,415	$73,382	$—	$7,887,800

The Company has acquired certain loans which experienced credit deterioration since origination (purchased credit impaired (PCI) loans).
The Company has included PCI loans in the above grading tables. The following provides additional detail on the grades applied to those loans at September 30, 2019 and December 31, 2018:

	Pass	Pass/ Watch	Special Mention	Substandard	Doubtful	Total
September 30, 2019	$248,975	$24,666	$9,229	$37,105	$—	$319,975
December 31, 2018	40,940	32,427	14,817	24,250	—	112,434

PCI loans may remain on accrual status to the extent the company can reasonably estimate the amount and timing of expected future cash flows. At September 30, 2019 and December 31, 2018, nonaccrual PCI loans were $11,457 and $6,996, respectively.

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

The carrying amount of all acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
Outstanding balance	$357,368	$129,333
Carrying amount	319,975	112,434

There was an allocation of $321 and $45 established in the allowance for loan losses relating to PCI loans at September 30, 2019 and December 31, 2018, respectively.
The changes in accretable yield during the nine months ended September 30, 2019 and 2018 in regard to loans transferred at acquisition for which it was probable that all contractually required payments would not be collected are presented in the table below.

	For the Nine Months Ended September 30,
	2019	2018
Balance at January 1,	$1,436	$1,546
Additions	13,299	128
Accretion	(4,076)	(1,503)
Transfers from nonaccretable	—	1,319
Balance at September 30,	$10,659	$1,490

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Note 5. Other Borrowings and Junior Subordinated Debentures
Other borrowings totaled $212,642 and $137,316 at September 30, 2019 and December 31, 2018, respectively. Junior subordinated debentures totaled $53,775 and $27,852 at September 30, 2019 and December 31, 2018, respectively.
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
As of September 30, 2019, the Company had $35,000 of borrowings against its revolving line of credit with an unrelated commercial bank. There were no borrowings against the line as of December 31, 2018.

Note 6. Leases
On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) which requires that lessees and lessors recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. This ASU became effective for annual and interim periods for the Company on January 1, 2019. The Company adopted the standard by applying the alternative transition method whereby comparative periods were not restated, and an immaterial cumulative effect adjustment to the opening balance of retained earnings was recognized as of January 1, 2019. The Company elected the ASU’s package of three practical expedients, which allowed the Company to forego a reassessment of (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) the initial direct costs for any existing leases. The Company also elected not to apply the recognition requirements of the ASU to any short-term leases (as defined by related accounting guidance) and will account for lease and non-lease components separately because such amounts are readily determinable under most lease contracts and because this election results in a lower impact on the Company's balance sheet.
The Company’s primary leasing activities relate to certain real estate operating leases entered into in support of the Company’s branch operations and back office operations. The Company leases 21 of its 93 branches. The Company’s branch locations operated under lease agreements have all been designated as operating leases. In addition, the Company leases certain equipment under operating leases. The Company does not have leases designated as finance leases.
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
As a result of implementing ASU 2016-02, the Company recognized an operating lease ROU asset of $38,812 and an operating lease liability of $33,953 on January 1, 2019, with no impact on the Company's consolidated statement of income or consolidated statement of cash flows compared to the prior lease accounting model. The ROU asset and operating lease liability are recorded in other assets and other liabilities, respectively, in the consolidated balance sheets.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

As of September 30, 2019 the Company’s lease ROU assets and related lease liabilities were $33,292 and $30,166, respectively, and have remaining terms ranging from 1 to 31 years, including extension options that the Company is reasonably certain will be exercised.
The table below summarizes net lease cost:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Operating lease cost	$1,565	$5,348
Variable lease cost	452	1,454
Sublease income	(57)	(171)
Net lease cost	$1,960	$6,631
The table below summarizes other information related to operating leases:

Nine Months Ended September 30,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,479
ROU assets obtained in exchange for lease liabilities	40,440
Weighted average remaining lease term - operating leases, in years	7.73
Weighted average discount rate - operating leases	3.35%

The following table outlines lease payment obligations as outlined in the Company’s lease agreements for each of the next five years and thereafter in addition to a reconcilement to the Company’s current lease liability as of September 30, 2019.

2019	$5,906
2020	5,912
2021	5,109
2022	4,565
2023	3,505
Thereafter	9,275
Total lease payments	34,272
Less imputed interest	(4,106)
$30,166

As of September 30, 2019, the Company had not entered into any material leases that have not yet commenced.

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
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of this instrument. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At September 30, 2019 and December 31, 2018, the approximate amounts of these financial instruments were as follows:

	September 30,	December 31,
	2019	2018
Commitments to extend credit	$2,315,471	$1,761,724
Standby letters of credit	24,686	14,997
	$2,340,157	$1,776,721

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
Letters of credit are written conditional commitments used by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan arrangements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table above. If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of September 30, 2019 and December 31, 2018, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Note 8. Income Taxes
Income tax expense for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income tax expense for the period	$14,903	$9,141	$39,418	$23,465
Effective tax rate	21.1%	20.4%	21.7%	19.9%

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Assets and Liabilities Measured on a Recurring Basis
The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of September 30, 2019 and December 31, 2018 by level within the ASC Topic 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2019
Assets:
Investment securities available for sale:
U.S. treasuries	$50,835	$—	$50,835	$—
Government agency securities	181,035	—	181,035	—
Obligations of state and municipal subdivisions	345,013	—	345,013	—
Corporate bonds	7,195	—	7,195	—
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	498,538	—	498,538	—
Other securities	1,200	—	1,200	—
Total investment securities available for sale	$1,083,816	$—	$1,083,816	$—

Loans held for sale, fair value option elected (1)	$27,432	$—	$27,432	$—
Derivative financial instruments:
Interest rate lock commitments	1,504	—	1,504	—
Forward mortgage-backed securities trades	37	—	37	—
Loan customer counterparty	8,397	—	8,397	—
Liabilities:
Derivative financial instruments:
Forward mortgage-backed securities trades	70	—	70	—
Financial institution counterparty	9,077	—	9,077	—
December 31, 2018
Assets:
Investment securities available for sale:
U.S. treasuries	$29,643	$—	$29,643	$—
Government agency securities	150,230	—	150,230	—
Obligations of state and municipal subdivisions	185,007	—	185,007	—
Residential pass-through securities guaranteed by FNMA, GNMA and FHLMC	320,470	—	320,470	—
Total investment securities available for sale	$685,350	$—	$685,350	$—

Loans held for sale, fair value option elected (1)	$27,871	$—	$27,871	$—
Derivative financial instruments:
Interest rate lock commitments	822	—	822	—
Loan customer counterparty	360	—	360	—
Financial institution counterparty	109	—	109	—
Liabilities:
Derivative financial instruments:
Forward mortgage-backed securities trades	226	—	226	—
Loan customer counterparty	108	—	108	—
Financial institution counterparty	406	—	406	—

(1) At September 30, 2019 and December 31, 2018, loans held for sale for which the fair value option was elected had an aggregate outstanding principal balance of $26,500 and $26,594. There were no mortgage loans held for sale under the fair value option that were 90 days or greater past due or on nonaccrual at September 30, 2019.
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
Certain mortgage loans held for sale are measured at fair value on a recurring basis due to the Company's election to adopt fair value accounting treatment for those loans originated for which the Company has entered into certain derivative financial instruments as part of its mortgage banking and related risk management activities. These instruments include interest rate lock commitments and mandatory forward commitments to sell these loans to investors known as forward mortgage-backed securities trades. This election allows for a more effective offset of the changes in fair values of the assets and the mortgage related derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC 815, Derivatives and Hedging. Mortgage loans held for sale, for which the fair value option was elected, which are sold on a servicing released basis, are valued using a market approach by utilizing either: (i) the fair value of securities backed by similar mortgage loans, adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk, (ii) current commitments to purchase loans or (iii) recent observable market trades for similar loans, adjusted to credit risk and other individual loan characteristics. As these prices are derived from market observable inputs, the Company classifies these valuations as Level 2 in the fair value disclosures. For mortgage loans held for sale for which the fair value option was elected, the earned current contractual interest payment is recognized in interest income, loan origination costs and fees on fair value option loans are recognized in earnings as incurred and not deferred. The Company has no continuing involvement in any residential mortgage loans sold.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Assets and Liabilities Measured on a Nonrecurring Basis
In accordance with ASC Topic 820, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at September 30, 2019 and December 31, 2018, for which a nonrecurring change in fair value has been recorded:

		Fair Value Measurements at Reporting Date Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Period Ended Total Losses
September 30, 2019
Assets:
Impaired loans	$2,409	$—	$—	$2,409	$4,418
Other real estate	6,192	—	—	6,192	982

December 31, 2018
Assets:
Impaired loans	$3,824	$—	$—	$3,824	$2,227

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
In addition, mortgage loans held for sale not recorded under the fair value option are required to be measured at the lower of cost or fair value. The fair value of these loans is based upon binding quotes or bids from third party investors. As of September 30, 2019 and December 31, 2018, all mortgage loans held for sale not recorded under the fair value option were recorded at cost.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Fair Value of Financial Instruments not Recorded at Fair Value
The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instruments that are reported at amortized cost on the Company's consolidated balance sheets were as follows at September 30, 2019 and December 31, 2018:

			Fair Value Measurements at Reporting Date Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2019
Financial assets:
Cash and cash equivalents	$570,101	$570,101	$570,101	$—	$—
Certificates of deposit held in other banks	5,715	5,978	—	5,978	—
Loans held for sale, at cost	5,497	5,560	—	5,560	—
Loans, net	11,544,582	11,664,979	—	—	11,664,979
FHLB of Dallas stock and other restricted stock	29,918	29,918	—	29,918	—
Accrued interest receivable	36,825	36,825	—	36,825	—
Financial liabilities:
Deposits	11,727,885	11,749,640	—	11,749,640	—
Accrued interest payable	7,982	7,982	—	7,982	—
FHLB advances	555,000	495,933	—	495,933	—
Other borrowings	212,642	222,100	—	222,100	—
Junior subordinated debentures	53,775	50,225	—	50,225	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2018
Financial assets:
Cash and cash equivalents	$130,779	$130,779	$130,779	$—	$—
Certificates of deposit held in other banks	1,225	1,224	—	1,224	—
Loans held for sale, at cost	4,856	4,974	—	4,974	—
Loans, net	7,839,695	7,807,823	—	—	7,807,823
FHLB of Dallas stock and other restricted stock	26,870	26,870	—	26,870	—
Accrued interest receivable	24,253	24,253	—	24,253	—
Financial liabilities:
Deposits	7,737,794	7,750,059	—	7,750,059	—
Accrued interest payable	6,183	6,183	—	6,183	—
FHLB advances	290,000	287,450	—	287,450	—
Other borrowings	137,316	138,450	—	138,450	—
Junior subordinated debentures	27,852	31,370	—	31,370	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

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
The Company manages the changes in fair value associated with changes in interest rates related to interest rate lock commitments by using forward sold commitments known as forward mortgage-backed securities trades. These instruments are typically entered into at the time the interest rate lock commitment is made.
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
The following table provides the outstanding notional balances and fair values of outstanding derivative positions at September 30, 2019 and December 31, 2018:

	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
September 30, 2019
Interest rate lock commitments	$54,552	$1,504	$—
Forward mortgage-backed securities trades	50,500	37	70
Commercial loan interest rate swaps:
Loan customer counterparty	240,317	8,397	—
Financial institution counterparty	240,317	—	9,077

December 31, 2018
Interest rate lock commitments	$20,306	$822	$—
Forward mortgage-backed securities trades	27,500	—	226
Commercial loan interest rate swaps:
Loan customer counterparty	25,055	360	108
Financial institution counterparty	25,055	109	406

The credit exposure related to interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $8,397 at September 30, 2019. In some cases collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. At September 30, 2019, cash of $5,872 and securities of $2,637 were pledged as collateral for these derivatives.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The changes in the fair value of interest rate lock commitments and the forward sales of mortgage-back securities are recorded in mortgage banking revenue. These gains and losses were not attributable to instrument-specific credit risk. For interest rate swaps, because the Company acts as an intermediary for our customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on the results of operations.
Income for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Derivatives not designated as hedging instruments
Interest rate lock commitments	$126	$906	$682	$906
Forward mortgage-backed securities trades	61	110	156	110

Note 11. Stock Awards
The Company grants common stock awards to certain employees of the Company. In connection with the Company's initial public offering in April 2013, the Board of Directors adopted the 2013 Equity Incentive Plan. Under this plan, the Compensation Committee may grant awards to certain employees of the Company in the form of restricted stock, restricted stock rights, restricted stock units, qualified and nonqualified stock options, performance-based share awards and other equity-based awards. All stock awards issued under expired plans prior to 2013 are fully vested. In May 2018, the shareholders of the Company voted to amend the plan to increase the reserved shares of common stock to be awarded by the Company’s compensation committee by 1,500,000 for a total of 2,300,000 reserved shares. As of September 30, 2019, there were 1,435,222 shares remaining available for grant for future awards. The shares currently issued under the 2013 Plan are restricted stock awards and will vest evenly over the required employment period, generally ranging from three to five years. Shares granted under the 2013 Equity Incentive Plan were issued at the date of grant and receive dividends.
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
The following table summarizes the activity in nonvested shares for the nine months ended September 30, 2019 and 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2018	252,903	$62.81
Acquired awards replaced during the period	70,248	45.77
Granted during the period	138,608	51.14
Vested during the period	(143,516)	54.66
Forfeited during the period	(13,615)	46.55
Nonvested shares, September 30, 2019	304,628	$58.14

Nonvested shares, December 31, 2017	242,056	$49.17
Granted during the period	127,712	72.09
Vested during the period	(111,520)	44.33
Forfeited during the period	(3,845)	64.47
Nonvested shares, September 30, 2018	254,403	$62.57

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Compensation expense related to these awards is recorded based on the fair value of the award at the date of grant and totaled $1,910 and $5,834 for the three and nine months ended September 30, 2019, respectively, and $1,541 and $4,496 for the three and nine months ended September 30, 2018, respectively. Compensation expense is recorded in salaries and employee benefits in the accompanying consolidated statements of income. At September 30, 2019, future compensation expense is estimated to be $13,260 and will be recognized over a remaining weighted average period of 2.55 years.
The fair value of common stock awards that vested during the nine months ended September 30, 2019 and 2018 was $7,752 and $7,960, respectively. The Company recorded $11 and $21 in excess tax expense (benefits) on vested restricted stock to income tax expense for the three and nine months ended September 30, 2019, respectively, and $(19) and $(632) for the three and nine months ended September 30, 2018, respectively.
There were no modifications of stock agreements during the nine months ended September 30, 2019 and 2018 that resulted in significant additional incremental compensation costs.
At September 30, 2019, the future vesting schedule of the nonvested shares is as follows:

First year	117,548
Second year	100,901
Third year	64,639
Fourth year	19,460
Fifth year	2,080
Total nonvested shares	304,628

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, CET1 and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2019 and December 31, 2018, the Company and the Bank meet all capital adequacy requirements to which they are subject, including the capital buffer requirement.
As of September 30, 2019 and December 31, 2018, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk based, CET1, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Bank’s category.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The following table presents the actual capital amounts and required ratios of the Company and Bank as of September 30, 2019 and December 31, 2018. The minimum required capital amounts presented as of September 30, 2019 include the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in.

	Actual		Minimum Capital Required		Required to be Considered Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2019
Total capital to risk weighted assets:
Consolidated	$1,464,698	11.49%	$1,338,856	10.50%	N/A	N/A
Bank	1,514,218	11.88	1,338,517	10.50	$1,274,778	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	1,256,251	9.85	1,083,836	8.50	N/A	N/A
Bank	1,463,771	11.48	1,083,561	8.50	1,019,822	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	1,200,651	9.42	892,571	7.00	N/A	N/A
Bank	1,463,771	11.48	892,344	7.00	828,606	6.50
Tier 1 capital to average assets:
Consolidated	1,256,251	9.21	545,598	4.00	N/A	N/A
Bank	1,463,771	10.73	545,448	4.00	681,810	5.00

December 31, 2018
Total capital to risk weighted assets:
Consolidated	$1,072,156	12.58%	$681,686	8.00%	N/A	N/A
Bank	1,054,783	12.39	681,004	8.00	$851,255	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	887,354	10.41	511,264	6.00	N/A	N/A
Bank	1,009,981	11.86	510,753	6.00	681,004	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	856,754	10.05	383,448	4.50	N/A	N/A
Bank	1,009,981	11.86	383,065	4.50	553,316	6.50
Tier 1 capital to average assets:
Consolidated	887,354	9.57	370,727	4.00	N/A	N/A
Bank	1,009,981	10.91	370,412	4.00	463,015	5.00

Note 13.    Business Combination
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
The Company has recognized total goodwill of $272,224 which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the estimated fair market value of identifiable assets acquired. The goodwill in this acquisition resulted from a combination of expected synergies and expansion into desirable Colorado markets. None of the goodwill recognized is expected to be deductible for income tax purposes.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The Company has incurred expenses related to the acquisition of approximately $10,217 and $33,503 for the three and nine months ended September 30, 2019, respectively, which is included in salaries and benefits and acquisition expense in the consolidated statements of income. The Company incurred expense of $1,560 during the year ended December 31, 2018. In addition, for the nine months ended September 30, 2019, the Company paid offering costs totaling $804 which were recorded as a reduction to stock issuance proceeds through additional paid in capital.

Fair values of the assets acquired and liabilities assumed in this transaction as of the closing date and subsequent measurement period adjustments are as follows:

	Initially Recorded at Acquisition Date	Measurement Period Adjustments	Adjusted Values as of September 30, 2019
Assets of acquired bank:
Cash and cash equivalents	$39,913	$—	$39,913
Certificates of deposit held in other banks	262	—	262
Securities available for sale	561,052	—	561,052
Restricted stock	27,794	—	27,794
Loans	2,788,159	1,709	2,789,868
Premises and equipment	65,786	—	65,786
Other real estate owned	1,710	119	1,829
Goodwill	270,583	1,641	272,224
Other intangible assets	71,518	—	71,518
Bank owned life insurance	80,837	—	80,837
Other assets	31,517	470	31,987
Total assets acquired	$3,939,131	$3,939	$3,943,070

Liabilities of acquired bank:
Deposits	$3,108,810	$—	$3,108,810
Repurchase agreements	8,475	—	8,475
FHLB advances	142,653	—	142,653
Other borrowings	40,000	—	40,000
Junior subordinated debentures	25,774	—	25,774
Other liabilities	11,538	3,939	15,477
Total liabilities assumed	$3,337,250	$3,939	$3,341,189
Common stock of 13,109,500 issued at $45.77 per share	$600,022	$—	$600,022
Consideration attributable to 70,248 shares of restricted stock replacement awards	$1,850	$—	$1,850
Cash paid	$9	$—	$9

The nature of the measurement period adjustments noted in the table above was a result of information obtained subsequent to our initial reporting of provisional fair values but prior to finalizing our fair values in accordance with ASC 805, Business Combinations. Such information was determined to be a condition in existence as of acquisition date. The income effects resulting from the recorded measurement period adjustments during the period ending September 30, 2019 are immaterial for separate disclosure.
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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
Interest income	$154,070	$426,697
Noninterest income	21,021	54,934
Total revenue	$175,091	$481,631
Net income	$54,722	$148,304
Basic earnings per share	$1.25	$3.50
Diluted earnings per share	$1.25	$3.49

Revenues and earnings of the acquired company since the acquisition date have not been disclosed as Guaranty was merged into the Company and separate financial information is not readily available.

Note 14. Subsequent Events
Declaration of Dividends
On October 23, 2019, the Company declared a quarterly cash dividend in the amount of $0.25 per share of common stock to the stockholders of record on November 4, 2019. The dividend will be paid on November 14, 2019.
Trust Business Sale
The Company sold the trust business acquired in the Guaranty acquisition effective October 1, 2019. As part of the transaction, the Company transferred approximately $306,000 in assets held in fiduciary or agency capacities for $4,700 in proceeds, and recognized a net gain of approximately $1,400.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q, our other filings with the SEC, and other press releases, documents, reports and announcements that we make, issue or publish may contain statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”) that are subject to risks and uncertainties and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and other related federal securities laws. These forward-looking statements are statements or projections with respect to matters such as our future results of operations, including our future revenues, income, expenses, provision for taxes, effective tax rate, earnings per share and cash flows, our future capital expenditures and dividends, our future financial condition and changes therein, including changes in our loan portfolio and allowance for loan losses, our future capital structure or changes therein, the plan and objectives of management for future operations, our future or proposed acquisitions and the integration thereof, the future or expected effect of acquisitions on our operations, results of operations and financial condition, our future economic performance and the statements of the assumptions underlying any such statement. Such statements are typically identified by the use in the statements of words or phrases such as “aim,” “anticipate,” “estimate,” “expect,” “goal,” “guidance,” “intend,” “is anticipated,” “is estimated,” “is expected,” “is intended,” “objective,” “plan,” “projected,” “projection,” “will affect,” “will be,” “will continue,” “will decrease,” “will grow,” “will impact,” “will increase,” “will incur,” “will reduce,” “will remain,” “will result,” “would be,” variations of such words or phrases (including where the word “could,” “may” or “would” is used rather than the word “will” in a phrase) and similar words and phrases indicating that the statement addresses some future result, occurrence, plan or objective. The forward-looking statements that we make are based on the Company’s current expectations and assumptions regarding its business, the economy, and other future conditions. Because forward-looking statements relate to future results and occurrences, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. The Company’s actual results may differ materially from those contemplated by the forward-looking statements, which are neither statements of historical fact nor guarantees or assurances of future performance. Many possible events or factors could affect the future financial results and performance of the Company and could cause such results or performance to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, the following:

•	our ability to sustain our current internal growth rate and total growth rate;

•
changes in geopolitical, business and economic events, occurrences and conditions, including changes in rates of inflation or deflation, nationally, regionally and in our target markets, particularly in Texas and Colorado;

•	worsening business and economic conditions nationally, regionally and in our target markets, particularly in Texas and Colorado, and the geographic areas in those states in which we operate;

•	our dependence on our management team and our ability to attract, motivate and retain qualified personnel;

•	the concentration of our business within our geographic areas of operation in Texas and Colorado;

•	changes in asset quality, including increases in default rates on loans and higher levels of nonperforming loans and loan charge-offs;

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
As of September 30, 2019, the Company operated 93 full service banking locations in north, central and southeast Texas regions, and along the Colorado Front Range region, with 61 Texas locations and 32 Colorado locations. The Company has completed its intended rebalancing of its retail footprint by consolidating branches in Texas and Colorado which was announced during first quarter of 2019. This consolidation process resulted in the reduction of seven branches in Colorado and four branches in Texas during second quarter and one Colorado reduction during third quarter of 2019. Also in the third quarter of 2019, the Company sold a branch in the North Texas region.
The Company’s headquarters are located at 7777 Henneman Way, McKinney, Texas 75070 and its telephone number is (972) 562-9004. The Company’s website address is www.ibtx.com. Information contained on the Company’s website is not incorporated by reference into this Quarterly Report on Form 10-Q and is not part of this or any other report.
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

The comparability of the Company's results of operations for the three and nine months ended September 30, 2019 and 2018 are affected by these acquisitions.
Subsequent Events

The Company sold the trust business acquired in the Guaranty acquisition effective October 1, 2019. As part of the transaction, the Company transferred approximately $306 million in assets held in fiduciary or agency capacities for $4.7 million in proceeds, and recognized a net gain of approximately $1.4 million.

Discussion and Analysis of Results of Operations for the Three and Nine Months Ended September 30, 2019 and 2018
The following discussion and analysis of our results of operations compares the operations for the three and nine months ended September 30, 2019 with the three and nine months ended September 30, 2018. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results of operations that may be expected for all of the year ending December 31, 2019.
Results of Operations
For the three months ended September 30, 2019, net income was $55.6 million ($1.30 per common share on a diluted basis) compared with net income of $35.7 million ($1.17 per common share on a diluted basis) for the three months ended September 30, 2018. The Company posted annualized returns on average equity of 9.68% and 9.11%, returns on average assets of 1.50% and 1.41% and efficiency ratios of 48.27% and 51.64% for the three months ended September 30, 2019 and 2018, respectively. The efficiency ratio is calculated by dividing total noninterest expense (which excludes the provision for loan losses and the amortization of other intangible assets) by net interest income plus noninterest income.
For the nine months ended September 30, 2019, net income was $142.5 million ($3.29 per common share on a diluted basis) compared with $94.3 million ($3.21 per common share on a diluted basis) for the nine months ended September 30, 2018. The Company posted annualized returns on average common equity of 8.48% and 8.75%, returns on average assets of 1.33% and 1.36% and efficiency ratios of 53.09% and 52.5% for the nine months ended September 30, 2019 and 2018, respectively.
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
Net interest income was $125.4 million for the three months ended September 30, 2019, an increase of $39.1 million, or 45.4%, from $86.3 million for the three months ended September 30, 2018. This increase is due primarily to a $4.3 billion increase, or 49.2%, in average interest earning assets to $13.0 billion for the three months ended September 30, 2019 compared to $8.7 billion for the three months ended September 30, 2018. The increase is primarily due to $3.4 billion in interest-earning assets acquired in the Guaranty transaction as well as organic growth. The average yield on interest earning assets increased seven basis points from 4.99% for the three months ended September 30, 2018 to 5.06% for the three months ended September 30, 2019. The increase from the prior year is due primarily to higher rates on interest-earning assets due to continued increases in the Fed Funds rate for the year over year period as well as an increase in acquired loan accretion due to the Guaranty transaction. The average cost of interest-bearing liabilities increased 25 basis points to 1.72% for the three months ended September 30, 2019 compared to 1.47% for the three months ended September 30, 2018. The increase is primarily due to higher rates offered on deposits resulting from both market competition and the increased interest rates on deposit products tied to Fed Funds rates, as well as rate increases on short-term FHLB advances. The aforementioned changes resulted in a 10 basis point decrease in the net interest margin for the three months ended September 30, 2019 at 3.84% compared to 3.94% for the three months ended September 30, 2018.

Net interest income was $376.7 million for the nine months ended September 30, 2019, an increase of $137.5 million, or 57.5%, from $239.1 million for the nine months ended September 30, 2018. This increase is due primarily to a $4.6 billion increase, or 56.5%, in average interest earning assets to $12.6 billion for the nine months ended September 30, 2019 compared to $8.1 billion for nine months ended September 30, 2018. The increase in average interest-earning assets is primarily a result of the assets acquired in the Guaranty acquisition in January 2019 as mentioned above, as well as organic growth and the Integrity assets acquired in June 2018. The net interest margin for the nine months ended September 30, 2019 increased three basis points to 4.00% compared to 3.97% for the nine months ended September 30, 2018. The average yield on interest earning assets increased 29 basis points from 4.89% for the nine months ended September 30, 2018 to 5.18% for the nine months ended September 30, 2019 while the average rate paid on interest bearing liabilities increased 40 basis points from 1.27% to 1.67% over the same period. The increase from prior year is primarily due to higher rates on interest-earning assets and liabilities due to continued increases in the Fed Funds rate for the year over year period. The primary driver was an increase in loan yields of 29 basis points which is mainly a result of higher loan accretion income on acquired loans due to the Guaranty acquisition in January 2019 as well as slightly higher loan yields excluding accretion. The increase in the cost of interest-bearing liabilities is due to the higher rates offered on deposit products as discussed above as well as rate increases on short-term FHLB advances and junior subordinated debt.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis.  The following tables present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and nine months ended September 30, 2019 and 2018. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances.

	Three Months Ended September 30,
	2019			2018
	Average Outstanding Balance	Interest	Yield/ Rate (4)	Average Outstanding Balance	Interest	Yield/ Rate (4)
(dollars in thousands)
Interest-earning assets:
Loans (1)	$11,341,768	$154,664	5.41%	$7,667,237	$103,104	5.34%
Taxable securities	777,494	5,374	2.74	628,873	3,840	2.42
Nontaxable securities	329,989	2,074	2.49	172,556	1,103	2.54
Interest-bearing deposits and other	513,524	3,195	2.47	218,104	1,242	2.26
Total interest-earning assets	12,962,775	165,307	5.06	8,686,770	109,289	4.99
Noninterest-earning assets	1,779,843			1,341,454
Total assets	$14,742,618			$10,028,224
Interest-bearing liabilities:
Checking accounts	$3,950,978	$12,088	1.21%	$2,986,694	$7,380	0.98%
Savings accounts	564,480	348	0.24	296,941	212	0.28
Money market accounts	2,101,064	10,923	2.06	1,069,013	5,226	1.94
Certificates of deposit	1,863,935	10,027	2.13	1,128,540	4,562	1.60
Total deposits	8,480,457	33,386	1.56	5,481,188	17,380	1.26
FHLB advances	453,370	2,730	2.39	587,537	3,121	2.11
Other borrowings and repurchase agreements	212,824	3,036	5.66	137,286	2,100	6.07
Junior subordinated debentures	53,757	762	5.62	27,786	420	6.00
Total interest-bearing liabilities	9,200,408	39,914	1.72	6,233,797	23,021	1.47
Noninterest-bearing checking accounts	3,160,832			2,206,612
Noninterest-bearing liabilities	101,500			33,313
Stockholders’ equity	2,279,878			1,554,502
Total liabilities and equity	$14,742,618			$10,028,224
Net interest income		$125,393			$86,268
Interest rate spread			3.34%			3.53%
Net interest margin (2)			3.84			3.94
Net interest income and margin (tax equivalent basis) (3)		$126,308	3.87		$86,732	3.96
Average interest-earning assets to interest-bearing liabilities			140.89			139.35

	Nine Months Ended September 30, 2019
	2019			2018
	Average Outstanding Balance	Interest	Yield/ Rate (4)	Average Outstanding Balance	Interest	Yield/ Rate (4)
(dollars in thousands)
Interest-earning assets:
Loans (1)	$11,048,706	$457,626	5.54%	$7,083,329	$277,993	5.25%
Taxable securities	775,732	16,101	2.78	607,591	10,244	2.25
Nontaxable securities	332,487	6,426	2.58	181,614	3,475	2.56
Interest-bearing deposits and other	447,041	8,393	2.51	181,234	2,773	2.05
Total interest-earning assets	12,603,966	488,546	5.18	8,053,768	294,485	4.89
Noninterest-earning assets	1,770,708			1,240,761
Total assets	$14,374,674			$9,294,529
Interest-bearing liabilities:
Checking accounts	$3,902,517	$32,839	1.13%	$2,962,162	$18,555	0.84%
Savings accounts	531,552	1,004	0.25	287,176	462	0.22
Money market accounts	2,025,704	31,575	2.08	898,260	11,737	1.75
Certificates of deposit	1,768,956	27,132	2.05	966,769	9,252	1.28
Total deposits	8,228,729	92,550	1.50	5,114,367	40,006	1.05
FHLB advances	466,603	8,324	2.39	545,420	7,854	1.93
Other borrowings and repurchase agreements	200,115	8,674	5.80	137,641	6,299	6.12
Junior subordinated debentures	53,708	2,310	5.75	27,736	1,182	5.70
Total interest-bearing liabilities	8,949,155	111,858	1.67	5,825,164	55,341	1.27
Noninterest-bearing checking accounts	3,093,390			2,004,763
Noninterest-bearing liabilities	84,933			23,694
Stockholders’ equity	2,247,196			1,440,908
Total liabilities and equity	$14,374,674			$9,294,529
Net interest income		$376,688			$239,144
Interest rate spread			3.51%			3.62%
Net interest margin (2)			4.00			3.97
Net interest income and margin (tax equivalent basis) (3)		$379,440	4.03		$240,477	3.99
Average interest-earning assets to interest-bearing liabilities			140.84			138.26
(1) Average loan balances include nonaccrual loans.
(2) Net interest margins for the periods presented represent: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.
(3) A tax-equivalent adjustment has been computed using a federal income tax rate of 21% for the three and nine months ended September 30, 2019 and 2018.
(4) Yield and rates for the three and nine month periods are annualized.

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
The Company recorded a $5.2 million provision for loan losses for the three months ended September 30, 2019 compared to $1.5 million for the comparable period in 2018. Provision expense for the nine months ended September 30, 2019 was $13.2 million compared to $7.0 million for the same period in 2018. Provision expense is primarily reflective of organic loan growth as well as charge-offs or specific reserves taken during the respective period. In addition, the increase from the prior year periods is primarily a result of two commercial credits which were charged-off during third quarter 2019 in excess of the specific reserves placed on them in previous periods. One of these credits is a loan that was partially reserved in second quarter 2019 with the other being an energy credit that has been in workout for several quarters. Net charge-offs were $5.9 million and $2.7 million for the three months ended September 30, 2019 and 2018, respectively, and $7.6 million and $4.2 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in net charge-offs for the three and nine months ended September 30, 2019 was primarily related to the 2019 third quarter charge-offs on the two credits mentioned totaling $5.6 million in addition to $1.5 million of charge-offs in first quarter 2019 related to three commercial credits one of which was a partial charge-off of an energy loan totaling $827 thousand which had been fully reserved in 2018.
Noninterest Income
The following table sets forth the components of noninterest income for the three and nine months ended September 30, 2019 and 2018 and the period-over-period variations in such categories of noninterest income:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(dollars in thousands)	2019	2018	2019 v. 2018		2019	2018	2019 v. 2018
Noninterest Income
Service charges on deposit accounts	$6,100	$3,589	$2,511	70.0%	$18,609	$10,607	$8,002	75.4%
Investment management and trust	2,497	—	2,497	N/M	7,238	—	7,238	N/M
Mortgage banking revenue	4,824	5,111	(287)	(5.6)	11,619	12,134	(515)	(4.2)
Gain on sale of loans	6,779	—	6,779	N/M	6,779	—	6,779	N/M
Gain on sale of branch	1,549	—	1,549	N/M	1,549	—	1,549	N/M
Gain on sale of other real estate	539	95	444	N/M	851	213	638	N/M
(Loss) gain on sale of securities available for sale	—	(115)	115	N/M	265	(349)	614	N/M
(Loss) gain on sale and disposal of premises and equipment	(315)	220	(535)	N/M	(585)	123	(708)	N/M
Increase in cash surrender value of BOLI	1,402	831	571	68.7	4,135	2,328	1,807	77.6
Other	3,949	3,018	931	30.8	9,487	7,281	2,206	30.3
Total noninterest income	$27,324	$12,749	$14,575	114.3%	$59,947	$32,337	$27,610	85.4%

N/M - not meaningful
Total noninterest income increased $14.6 million, or 114.3% and increased $27.6 million, or 85.4% for the three and nine months ended September 30, 2019 over same periods in 2018. Significant changes in the components of noninterest income are discussed below.
Service charges on deposit accounts. Service charges on deposit accounts increased $2.5 million, or 70.0% and increased $8.0 million, or 75.4% for the three and nine months ended September 30, 2019 as compared to the same periods in 2018. The increase in service charge income reflects an increase in deposit accounts primarily due to the acquisition of Guaranty Bancorp in January 2019 as well as the acquisition of Integrity in June 2018 for the year over year comparison.
Investment management and trust. The wealth management subsidiary and trust division were acquired in the Guaranty transaction on January 1, 2019.
Gain on sale of loans. The Company recognized a net gain of $6.8 million for the three and nine months ended September 30, 2019 resulting from sales of consumer and residential mortgage loan pools acquired in the Guaranty transaction.
Gain on sale of branch. The Company recognized a net gain of $1.5 million for the three and nine months ended September 30, 2019 resulting from the sale of a branch during third quarter 2019 concluding the Company's efforts to re-balance its retail footprint in Texas and Colorado.

Increase in cash surrender value of BOLI. The cash surrender value of BOLI increased $571 thousand, or 68.7% and increased $1.8 million, or 77.6% for the three and nine months ended September 30, 2019 as compared to the same periods in 2018. The increase is primarily a result of $81 million in BOLI contracts acquired in the Guaranty transaction.

Other. Other noninterest income increased $931 thousand, or 30.8% and increased $2.2 million, or 30.3% for the three and nine months ended September 30, 2019 as compared to the same periods in 2018. The increase from prior year is primarily due to the additional accounts acquired in the Guaranty transaction as well as an increase in acquired loan recoveries, swap dealer income and mortgage warehouse fees during 2019.
Noninterest Expense
Noninterest expense increased $24.3 million, or 46.1% and increased $94.8 million, or 64.6% for the three and nine months ended September 30, 2019 as compared to the same periods in 2018. The following table sets forth the components of the Company’s noninterest expense for the three and nine months ended September 30, 2019 and 2018 and the period-over-period variations in such categories of noninterest expense:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(dollars in thousands)	2019	2018	2019 v. 2018		2019	2018	2019 v. 2018
Noninterest Expense
Salaries and employee benefits	$37,645	$30,114	$7,531	25.0%	$120,557	$82,072	$38,485	46.9%
Occupancy	9,402	6,613	2,789	42.2	27,978	18,295	9,683	52.9
Data processing	4,470	2,989	1,481	49.5	12,688	7,861	4,827	61.4
FDIC assessment (credit)	(2,139)	760	(2,899)	(381.4)	71	2,213	(2,142)	(96.8)
Advertising and public relations	467	583	(116)	(19.9)	1,942	1,300	642	49.4
Communications	1,288	810	478	59.0	3,910	2,544	1,366	53.7
Other real estate owned expenses, net	152	62	90	145.2	302	271	31	11.4
Impairment of other real estate	—	—	—	N/M	1,424	85	1,339	N/M
Amortization of other intangible assets	3,235	1,519	1,716	113.0	9,705	4,243	5,462	128.7
Professional fees	2,057	1,175	882	75.1	4,771	3,427	1,344	39.2
Acquisition expense, including legal	9,465	1,682	7,783	462.7	28,175	5,671	22,504	396.8
Other	10,906	6,348	4,558	71.8	29,998	18,789	11,209	59.7
Total noninterest expense	$76,948	$52,655	$24,293	46.1%	$241,521	$146,771	$94,750	64.6%

N/M - not meaningful
Salaries and employee benefits. Salaries and employee benefits increased $7.5 million, or 25.0% and increased $38.5 million, or 46.9% for the three and nine months ended September 30, 2019 compared to the same periods in 2018. Salaries and employee benefit expenses increased for the comparative three and nine months due to additional headcount related to both the Guaranty and Integrity acquisitions as well as organic growth during the year. Salaries and benefits expense is also elevated for the year over year period due to severance and retention payments made totaling $5.9 million related primarily to the Guaranty transaction and our announced branch restructuring which began in second quarter 2019.

Occupancy.  Occupancy expenses increased $2.8 million, or 42.2% and increased $9.7 million, or 52.9% for the three and nine months ended September 30, 2019 compared to the same periods in 2018. The increase is primarily reflective of 32 additional branches acquired in the Guaranty transaction and four branches acquired in the Integrity transaction as well as the new corporate headquarters being placed into service during the second quarter of 2019.
Data processing. Data processing expense increased $1.5 million, or 49.5% and increased $4.8 million, or 61.4% for the three and nine months ended September 30, 2019 compared to the same periods in 2018. Data processing increased due to additional branches and accounts acquired with the Guaranty and Integrity acquisitions.
FDIC assessment (credit). FDIC assessment decreased $2.9 million and $2.1 million for the three and nine months ended September 30, 2019 compared to the same periods in 2018 primarily as a result of a $3.2 million Small Bank Assessment Credit recorded in third quarter 2019.
Impairment of other real estate. The increase in impairment of other real estate is primarily a result of impairments taken on the closed branches related to our branch restructure in second quarter of 2019.
Amortization of other intangible assets. Intangible amortization increased $1.7 million, or 113.0% and increased $5.5 million, or 128.7% for the three and nine months ended September 30, 2019 compared to the same periods in 2018. The increase relates to the additional amortization of core deposit and customer intangibles related to the acquisition of Guaranty and Integrity transactions.
Acquisition expenses. Acquisition expenses increased $7.8 million and $22.5 million for the three and nine months ended September 30, 2019 compared to the same periods in 2018. The increase in acquisition expenses is primarily due to $8.7 million in change in control payments to Guaranty executives in the first quarter of 2019 as well as an increase in professional fees, Guaranty conversion-related expenses, and contract termination fees, including $6.9 million related to Guaranty's debit card provider expensed in third quarter of 2019.
Other noninterest expense. Other noninterest expense increased $4.6 million, or 71.8% and increased $11.2 million, or 59.7% for the three and nine months ended September 30, 2019 compared to the same periods in 2018. The increase in noninterest expense primarily reflects the additional headcount, branch locations and accounts acquired in the Guaranty and Integrity transactions but also due to higher deposit- and loan-related expenses for the year over year period. In addition, we recorded a $1.4 million loss contingency reserve related to chargebacks on a merchant card deposit account acquired with Guaranty during second quarter 2019 as well as $1.2 million in impairments on other assets related to a CRA SBIC fund and a lease right of use asset on a closed branch recorded in third quarter 2019.
Income Tax Expense
Income tax expense was $14.9 million and $39.4 million for the three and nine months ended September 30, 2019, respectively, and $9.1 million and $23.5 million for the same periods in 2018. The effective tax rates were 21.1% and 21.7% for the three and nine months ended September 30, 2019, respectively, compared to 20.4% and 19.9% for the same period in 2018. The higher effective tax rates in 2019 are due to $1.4 million in deductibility limitations related to the change in control payments made to Guaranty employees and nondeductible acquisition expenses in addition to increased state income tax expense.

Discussion and Analysis of Financial Condition
The following is a discussion and analysis of the Company’s financial condition as of September 30, 2019 and December 31, 2018.
Assets
The Company’s total assets increased by $5.1 billion, or 51.9%, to $15.0 billion as of September 30, 2019 from $9.8 billion at December 31, 2018. The increase is primarily due to $3.9 billion in assets acquired with Guaranty acquisition, as well as organic growth for the period.

Loan Portfolio
The following table presents the balance and associated percentage of each major category in our loan portfolio as of September 30, 2019 and December 31, 2018:

(dollars in thousands)	September 30, 2019		December 31, 2018
Commercial (1)	$2,452,769	21.1%	$1,361,104	17.2%
Real estate:
Commercial	5,933,498	51.0	4,141,356	52.3
Commercial construction, land and land development	1,181,675	10.2	905,421	11.4
Residential (2)	1,544,165	13.3	1,082,248	13.7
Single-family interim construction	376,596	3.2	331,748	4.2
Agricultural	104,139	0.9	66,638	0.8
Consumer	36,237	0.3	31,759	0.4
Other	636	—	253	—
	11,629,715	100.0%	7,920,527	100.0%
Deferred loan fees	(1,757)		(3,303)
Allowance for loan losses	(50,447)		(44,802)
Total loans, net	$11,577,511		$7,872,422
(1) Includes mortgage warehouse purchase loans of $660.7 million and $170.3 million at September 30, 2019 and December 31, 2018, respectively.
(2) Includes loans held for sale of $32.9 million and $32.7 million at September 30, 2019 and December 31, 2018, respectively.
Our loan portfolio is the largest category of our earning assets. As of September 30, 2019 and December 31, 2018, total loans, net of allowance for loan losses and deferred fees, totaled $11.6 billion and $7.9 billion, respectively, which is an increase of 47.1% between the two dates. The increase is primarily due to $2.8 billion in loans acquired in the Guaranty acquisition but also due to organic loan growth during 2019 offset by $792 thousand of loans transferred with the branch sale in July 2019.
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

(dollars in thousands)	September 30, 2019	December 31, 2018
Nonaccrual loans
Commercial	$3,453	$5,224
Real estate:
Commercial real estate, construction, land and land development	4,589	1,329
Residential real estate	1,795	1,775
Single-family interim construction	—	3,578
Agricultural	173	—
Consumer	36	32
Total nonaccrual loans (1)	10,046	11,938
Loans delinquent 90 days or more and still accruing
Commercial	186	—
Real estate:
Commercial real estate, construction, land and land development	528	—
Residential real estate	532	—
Consumer	45	5
Total loans delinquent 90 days or more and still accruing	1,291	5
Troubled debt restructurings, not included in nonaccrual loans
Commercial	—	114
Real estate:
Commercial real estate, construction, land and land development	365	405
Residential real estate	191	168
Total troubled debt restructurings, not included in nonaccrual loans	556	687
Total nonperforming loans	11,893	12,630
Other real estate owned and other repossessed assets:
Commercial real estate, construction, land and land development	6,392	4,200
Consumer	122	114
Total other real estate owned and other repossessed assets	6,514	4,314
Total nonperforming assets	$18,407	$16,944
Ratio of nonperforming loans to total loans held for investment (2)	0.11%	0.16%
Ratio of nonperforming assets to total assets	0.12	0.17

(1)
Nonaccrual loans include troubled debt restructurings of $698 thousand and $506 thousand at September 30, 2019 and December 31, 2018, respectively and excludes loans acquired with deteriorated credit quality of $11.5 million and $7.0 million as of September 30, 2019 and December 31, 2018, respectively.

(2)	Excluding mortgage warehouse purchase loans of $660.7 million and $170.3 million as of September 30, 2019 and December 31, 2018, respectively.
Nonaccrual loans decreased to $10.0 million at September 30, 2019 from $11.9 million as of December 31, 2018. Troubled debt restructurings that were not on nonaccrual status totaled $556 thousand at September 30, 2019, decreasing slightly from $687 thousand at December 31, 2018. The decrease in nonaccrual loans was primarily due to nonaccrual payoffs of two single-family interim construction loans, one commercial loan and one commercial real estate loan totaling $4.7 million, as well as nonaccrual charge-offs of two commercial credits totaling $3.3 million and a $544 thousand nonaccrual residential real estate credit placed in foreclosure, offset by the addition of three commercial credits, two commercial real estate credits and two residential real estate credits totaling $6.6 million during the nine months ended September 30, 2019. The net increase in other real estate owned and repossessed assets is primarily due to the transfer of four former branch properties to other real estate owned which were recorded at $4.6 million at date of transfer as well as one property recorded at $200 thousand acquired with the Guaranty transaction, offset by sales of $1.8 million and impairments of $872 thousand.
As of September 30, 2019, the Company had a total of 145 substandard and doubtful loans with an aggregate principal balance of $78.3 million that were not currently impaired loans, nonaccrual loans, 90 days past due loans or troubled debt restructurings, but where the Company had information about possible credit problems of the borrowers that caused the Company’s management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that could result in those loans becoming nonaccrual loans, 90 days past due loans or troubled debt restructurings in the future.
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
Allowance for Loan Losses. The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The Company’s allowance for loan losses represents the Company’s estimate of probable and reasonably estimable loan losses inherent in loans held for investment as of the respective balance sheet date. The Company’s methodology for assessing the adequacy of the allowance for loan losses includes a general allowance for performing loans, which are grouped based on similar characteristics, and an allocated allowance for individual impaired loans. Actual credit losses or recoveries are charged or credited directly to the allowance. As of September 30, 2019, the allowance for loan losses amounted to $50.4 million, or 0.46% of total loans held for investment, excluding mortgage warehouse purchase loans, compared with $44.8 million, or 0.58% as of December 31, 2018. The dollar increase from year end is primarily due to additional general reserves for organic loan growth. The decrease in the allowance for loan losses as a percentage of loans reflects that loans acquired in the Guaranty transaction were recorded at fair value without an allowance at acquisition date. As of September 30, 2019, the discount on acquired loans totaled $105.9 million.
The allowance for loan losses to nonperforming loans has increased from 354.73% at December 31, 2018 to 424.17% at September 30, 2019. Nonperforming loans have decreased to $11.9 million at September 30, 2019 compared to $12.6 million at December 31, 2018.
Securities Available for Sale
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit, interest rate and duration risk. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions.
The Company recognized a net gain of $0 and $265 thousand on the sale of securities for the three and nine months ended September 30, 2019 and a net loss of $115 thousand and $349 thousand on the sale of securities for the three and nine month ended September 30, 2018. Securities represented 7.2% and 7.0% of the Company’s total assets at September 30, 2019 and December 31, 2018, respectively.
Management evaluates securities for other-than-temporary impairment (OTTI) on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation. Management does not intend to sell any debt securities it holds and believes the Company more likely than not will not be required to sell any debt securities it holds before their anticipated recovery, at which time the Company will receive full value for the securities. Management has the ability and intent to hold the securities classified as available for sale that were in a loss position as of September 30, 2019 for a period of time sufficient for an entire recovery of the cost basis of the securities. For those securities that are impaired, the unrealized losses are largely due to interest rate changes. The fair value is expected to recover as the securities approach their maturity date. Management believes any impairment in the Company’s securities at September 30, 2019, is temporary and no other-than-temporary impairment has been realized in the Company’s consolidated financial statements.

Capital Resources and Regulatory Capital Requirements
Total stockholder’s equity was $2.3 billion at September 30, 2019 compared with $1.6 billion at December 31, 2018, an increase of approximately $692.5 million. The increase was primarily due to stock issued in the Guaranty acquisition for a total, net of offering costs, of $601.1 million, net income of $142.5 million earned by the Company during the nine months ended September 30, 2019, stock based compensation of $5.8 million, and an increase of $28.2 million in unrealized gain on available for sale securities offset by a cumulative adjustment for change in accounting principles of $926 thousand, stock repurchased by the Company totaling $51.7 million and dividends paid of $32.6 million.

As of September 30, 2019, the Company exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	As of September 30, 2019
	Actual Consolidated	Actual Bank	Required minimum capital - Basel III fully phased-in	Required to be considered well capitalized (Bank only)
	Ratio	Ratio	Ratio	Ratio
Tier 1 capital to average assets ratio	9.21%	10.73%	4.00%	≥5.00%
Common equity tier 1 capital to risk weighted assets ratio	9.42	11.48	7.00	≥6.50
Tier 1 capital to risk weighted assets ratio	9.85	11.48	8.50	≥8.00
Total capital to risk weighted assets ratio	11.49	11.88	10.50	≥10.00
Share Repurchase Program. The Company established share repurchase programs in prior years which would allow the Company to purchase its common stock in the open market or in privately negotiated transactions. In general, share repurchase programs allow the Company to proactively manage its capital position and return excess capital to shareholders. On October 24, 2018, the Company announced the reestablishment of its share repurchase program. The program authorizes the purchase by the Company of up to $75 million of its common stock and was authorized to continue through October 1, 2019. On October 17, 2019, the repurchase program was renewed and authorized to continue through December 31, 2020. The Company has approval from the Federal Reserve to repurchase up to $60 million in shares for 2019, of which $11 million is remaining. The Company intends to request additional approvals, as necessary, for share buybacks in 2020.  As of September 30, 2019, the Company repurchased a total of 897,738 shares of Company stock at a total cost of $49 million under this program.
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
Liquidity risk management is an important element in the Company’s asset/liability management process. The Company’s short-term and long-term liquidity requirements are primarily to fund on-going operations, including payment of interest on deposits and debt, extensions of credit to borrowers, capital expenditures and shareholder dividends. These liquidity requirements are met primarily through cash flow from operations, redeployment of pre-paid and maturing balances in the Company’s loan and investment portfolios, debt financing and increases in customer deposits. The Company’s liquidity position is supported by management of liquid assets and liabilities and access to alternative sources of funds. Liquid assets include cash, interest-bearing deposits in banks, federal funds sold, securities available for sale and maturing or prepaying balances in the Company’s investment and loan portfolios. Liquid liabilities include core deposits, brokered deposits, federal funds purchased, securities sold under repurchase agreements and other borrowings. Other sources of liquidity include the sale of loans, the ability to acquire additional national market non-core deposits, the issuance of additional collateralized borrowings such as FHLB advances, the issuance of debt securities, borrowings through the Federal Reserve’s discount window and the issuance of equity securities. For additional information regarding the Company’s operating, investing and financing cash flows, see the Consolidated Statements of Cash Flows provided in the Company’s consolidated financial statements.

In addition to the liquidity provided by the sources described above, the Company maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of September 30, 2019, the Company had established federal funds lines of credit with 10 unaffiliated banks totaling $350.0 million with no borrowings against the lines at that time. The Company also participates in an exchange that provides direct overnight borrowings with other financial institutions with a borrowing capacity of $429.0 million with none outstanding as of September 30, 2019. The Company has an unsecured line of credit totaling $100.0 million with an unrelated commercial bank. The line had $35.0 million outstanding as of September 30, 2019. Based on the values of stock, securities, and loans pledged as collateral, as of September 30, 2019, the Company had additional borrowing capacity with the FHLB of $3.5 billion. In addition, the Company maintains a secured line of credit with the Federal Reserve Bank with an availability to borrow $999.7 million at September 30, 2019.
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
As a result of the acquisition of Guaranty completed during the nine months ended September 30, 2019, the Company acquired deposit accounts, FHLB advances, subordinated debt commitments, junior subordinated debentures and assumed the operating lease commitments for several branch locations acquired in the Guaranty transaction.
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
Independent Bank’s commitments to extend credit and outstanding standby letters of credit were $2.3 billion and $24.7 million, respectively, as of September 30, 2019. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. The Company manages the Company’s liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that the Company will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.

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
Goodwill and Other Intangible Assets. The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. The Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a two step impairment test is unnecessary. If the Company concludes otherwise, then it is required to perform the first step of the two step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. The Company performs its impairment test annually as of December 31. There have been no circumstances since December 31, 2018 that would indicate any impairment has occurred, therefore, management does not believe goodwill is impaired as of September 30, 2019.
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
Future Application of Pending Accounting Standards.
In June 2016, the Financial Accounting Standards Board (FASB) issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (ASU 2016-13). The ASU introduces a new credit loss methodology, the current expected credit loss (CECL) model, which requires the recognition of an allowance for lifetime expected credit losses on loans, held-to-maturity debt securities and other receivables measured at amortized cost at the time the financial asset is originated or acquired. Credit losses will be immediately recognized through net income; the amount recognized will be based on the current estimate of contractual cash flows not expected to be collected over the financial asset’s contractual term. The CECL model is expected to result in more timely recognition of credit losses. ASU 2016-13 also amends the credit loss measurement guidance for available for sale debt securities and requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. ASU 2016-13 will be effective for the Company on January 1, 2020. The Company continues to evaluate the impact adoption of ASU 2016-13 will have on its consolidated financial statements and disclosures, and while the Company is currently unable to reasonably estimate the impact of adopting ASU 2016-13, the Company expects that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date. To implement this new accounting standard, the Company established a steering committee and working group that includes individuals from various functional areas and is continuing to work through its implementation plan which includes such things as assessment and documentation of processes, internal controls and data sources, model development and documentation, and system configuration. Early implementation activities focused on data capture, portfolio segmentation, and model development and were substantially completed during third quarter. Additionally, the company began validation of its primary model/tool and reasonable and supportable forecast model during third quarter. The Company expects the completion of the validations in early fourth quarter, which will enable the Company to perform and complete parallel runs using previous quarters 2019 data during the fourth quarter.

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
The Company's interest rate risk model indicated that it was in a slightly asset sensitive position in terms of interest rate sensitivity as of September 30, 2019. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income based on the interest rate risk model as of September 30, 2019:

Hypothetical Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
200	2.40%
100	1.15
(100)	(0.04)
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
On May 1, 2015, the plaintiffs filed a motion requesting permission to file a Second Amended Class Action Complaint in this case, which motion was subsequently granted. The Second Amended Class Action Complaint asserted previously unasserted claims, including aiding and abetting or participation in a fraudulent scheme based upon the large amount of deposits that the Stanford Entities held at BOH and the alleged knowledge of certain BOH officers. The plaintiffs seek recovery from Independent Bank and other defendants for their losses. The case was inactive due to a court-ordered discovery stay issued March 2, 2015 pending the Court’s ruling on plaintiff’s motion for class certification and designation of class representatives and counsel. On November 7, 2017, the Court issued an order denying the plaintiff’s motion. In addition, the Court lifted the previously ordered discovery stay. On January 11, 2018, the Court entered a scheduling order providing that the case be ready for trial on January 27, 2020. However, due to agreed upon extensions of discovery on July 25, 2019, the Court amended the scheduling order to now provide that the case be ready for trial on January 11, 2021. The Company has experienced an increase in legal fees associated with the defense of this claim and anticipates further increases in legal fees as the case proceeds to trial.
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
Item 5. OTHER INFORMATION
None

Item 6. EXHIBITS
The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit 3.1
Amended and Restated Certificate of Formation of Independent Bank Group, Inc., which is incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 of Independent Bank Group, Inc. filed with the SEC on February 27, 2013 (Registration No. 333 186912) (the "S-1 Registration Statement")

Exhibit 3.2
Certificate of Amendment to Amended and Restated Certificate of Formation of Independent Bank Group, Inc., which is incorporated herein by reference to Exhibit 3.3 to Amendment No. 2 to the Company’s S-1 Registration Statement filed with the SEC on April 1, 2013

Exhibit 3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Independent Bank Group, Inc., which is incorporated by reference to Exhibit 3.1 to the Company’s current Report on Form 8-K filed with the SEC on May 28, 2019

Exhibit 3.4
Statement of Designations of Senior Non-Cumulative Perpetual Preferred Stock, Series A of Independent Bank Group, Inc., as filed with the Office of the Secretary of State of the State of Texas on April 15, 2014, which is incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2014

Exhibit 3.5
Fourth Amended and Restated Bylaws of Independent Bank Group, Inc., which are incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2019

Exhibit 3.6
Certificate of Merger, dated January 2, 2014, of Live Oak Financial Corp. with and into Independent Bank Group, Inc., which is incorporated herein by reference to Exhibit 3.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-196627) filed with the SEC on June 25, 2014 (the “S-3 Registration Statement”)

Exhibit 3.7
Certificate of Merger, dated April 15, 2014, of BOH Holdings, Inc. with and into Independent Bank Group, Inc., which is incorporated herein by reference to Exhibit 3.6 to Amendment No. 1 to the S-3 Registration Statement filed with the SEC on June 25, 2014

Exhibit 3.8
Certificate of Merger, dated September 30, 2014, of Houston City Bancshares, Inc. with and into Independent Bank Group, Inc., which is incorporated by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on July 31, 2015

Exhibit 3.9
Certificate of Merger, dated March 31, 2017, of Carlile Bancshares, Inc. with and into Independent Bank Group, Inc. which is incorporated by reference to Exhibit 3.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on April 27, 2017

Exhibit 3.10
Certificate of Merger, dated October 23, 2017, of Washington Investment Company with and into Independent Bank Group, Inc., which is incorporated by reference to Exhibit 3.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the SEC on July 26, 2018

Exhibit 3.11
Certificate of Merger, dated May 31, 2018, of Integrity Bancshares, Inc. with and into Independent Bank Group, Inc., which is incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed with the SEC on July 26, 2018

Exhibit 3.12
Certificate of Merger, dated December 27, 2018, but effective January 1, 2019, of Guaranty Bancorp with and into Independent Bank Group, Inc., which is incorporated by reference to Exhibit 3.10 to the Company's Annual Report on Form 10-K for the year December 31, 2018, filed with the SEC on February 28, 2019

Exhibit 4.1
Form of certificate representing shares of the Company’s common stock, which is incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Form S-1 Registration Statement filed with the SEC on March 18, 2013

Exhibit 4.2
Subordinated Debt Indenture, dated as of June 25, 2014, between Independent Bank Group, Inc. and Wells Fargo Bank, National Association, in its capacity as Indenture Trustee, which is incorporated herein by reference to Exhibit 4.6 to Amendment No. 1 to the S‑3 Registration Statement filed with the SEC on June 25, 2014

Exhibit 4.3
First Supplemental Indenture, dated as of July 17, 2014, between Independent Bank Group, Inc. and Wells Fargo Bank Shareowner Services, in its capacity as Indenture Trustee, which is incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated July 17, 2014

Exhibit 4.4
Second Supplemental Indenture, dated as of December 19, 2017, between Independent Bank Group, Inc. and Wells Fargo Bank, National Association, as trustee, which is incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8‑K, dated December 19, 2017

Exhibit 4.5
Form of Global Note to represent the 5.875% Subordinated Notes due August 1, 2024, of the Company, which is incorporated herein by reference to Exhibit 4.5 in the Company’s Quarterly Report on Form 10‑Q, for the quarter ended September 30, 2017, filed with the SEC on October 26, 2017

Exhibit 4.6
Form of Global Note to represent the 5.875% Subordinated Notes due August 1, 2024, of the Company, which is incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated June 22, 2016

The other instruments defining the rights of holders of the long-term debt securities of the Company and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.

Exhibit 4.8(a)
Independent Bank 401(k) Profit Sharing Plan, which is incorporated by reference to Exhibit 4.8(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the SEC on July 25, 2019

Exhibit 4.8(b)
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

Independent Bank Group, Inc.

Date:	October 24, 2019	By: /s/ David R. Brooks

David R. Brooks
Chairman, Chief Executive Officer and President

Date:	October 24, 2019	By: /s/ Michelle S. Hickox

Michelle S. Hickox
Executive Vice President
Chief Financial Officer