Form 10-K
period 2019-12-31
Independent Bank Group, Inc.
filed 2020-03-02
CIK 1564618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For The Fiscal Year Ended December 31, 2019.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to                    .
Commission file number 001-35854
Independent Bank Group, Inc.
(Exact name of registrant as specified in its charter)

Texas	13-4219346
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7777 Henneman Way
McKinney,
Texas	75070-1711
(Address of principal executive offices)	(Zip Code)
(972) 562-9004
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	IBTX	NASDAQ Global Select Market
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

The aggregate market value of the shares of common stock held by non-affiliates based on the closing price of the common stock on the Nasdaq Global Select Market on June 30, 2019 was approximately $1,944,702,826.
At February 27, 2020, the Company had outstanding 43,040,776 shares of common stock, par value $.01 per share.

Documents Incorporated By Reference:
None

INDEPENDENT BANK GROUP, INC. AND SUBSIDIARIES
Annual Report on Form 10-K
December 31, 2019

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
As of December 31, 2019, the Company had consolidated total assets of approximately $15.0 billion, total loans of approximately $11.6 billion, total deposits of approximately $11.9 billion and total stockholders’ equity of approximately $2.3 billion.
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
Grow Organically. The Company focuses on continued organic growth through the Company’s existing footprint and business lines. The Company utilizes a community-focused, relationship-driven customer strategy to increase loans and deposits through the Company’s existing locations. Preserving the safety and soundness of the Company’s loan portfolio is a fundamental element of the Company’s organic growth strategy. The Company has a strong and conservative credit culture, which allows the Company to maintain its asset quality as the Company grows. In addition, the Company has an enterprise risk management function to identify and mitigate risk on a Company wide basis to support continued growth.

Grow Through Acquisitions. The Company plans to continue to take advantage of opportunities to acquire or strategically partner with other banking franchises both within and outside the Company’s current footprint. Since mid-2010, the Company has completed twelve acquisitions that the Company believes have enhanced shareholder value and the Company’s market presence. The following table summarizes each of the acquisitions completed since 2010.

Acquired Institution/Market	Date of Acquisition	Fair Value of Total Assets Acquired
		(dollars in thousands)
Town Center Bank Dallas/North Texas	July 31, 2010	$37,451
Farmersville Bancshares, Inc. Dallas/North Texas	September 30, 2010	99,420
I Bank Holding Company, Inc. Austin/Central Texas	April 1, 2012	172,587
The Community Group, Inc. Dallas/North Texas	October 1, 2012	110,967
Collin Bank Dallas/North Texas	November 30, 2013	168,320
Live Oak Financial Corp. Dallas/North Texas	January 1, 2014	131,008
BOH Holdings, Inc. Houston, Texas	April 15, 2014	1,188,893
Houston City Bancshares, Inc. Houston, Texas	October 1, 2014	350,747
Grand Bank Dallas, Texas	November 1, 2015	620,196
Carlile Bancshares, Inc. Dallas/North Texas, Central Texas, Colorado Front Range	April 1, 2017	2,444,155
Integrity Bancshares, Inc. Houston, Texas	June 1, 2018	851,875
Guaranty Bancorp Denver, Colorado and Colorado Front Range	January 1, 2019	3,943,070
The acquisition of Guaranty Bancorp (Guaranty), and its subsidiary, Guaranty Bank and Trust Company (Guaranty Bank), added 32 full service branch locations along the Colorado Front Range, including locations throughout the Denver metropolitan area and along I-25 to Fort Collins expanding the Company's footprint in Colorado. The assets acquired in this acquisition represented 77% of the Company’s asset growth in 2019. The acquisition is discussed in more detail in Note 22, Business Combinations, to the Company's audited consolidated financial statements included elsewhere in this report.
During 2019, the Company successfully completed the rebalancing of its retail footprint, by consolidating eight branches in Colorado and four branches in Texas. This consolidation reduced overlapping locations designed to improve efficiency, while keeping Independent Bank well-positioned to support existing customers and future growth.
Proposed Merger with Texas Capital Bancshares, Inc. The Company and Texas Capital Bancshares, Inc. (TCBI) have entered into an Agreement and Plan of Merger, dated as of December 9, 2019, which is referred to as the "merger agreement". Under the merger agreement, the Company and TCBI have agreed to combine their respective companies in an all stock-merger of equals, pursuant to which TCBI will merge with and into the Company, with the Company continuing as the surviving entity, in a transaction which is referred to as "the merger." Immediately following the merger, Texas Capital Bank will merge with and into Independent Bank, with Independent Bank as the surviving bank. As of December 31, 2019, TCBI, on a consolidated basis, reported total assets of $32.5 billion, total deposits of $26.5 billion, and total equity capital of $2.8 billion.
The name of the surviving entity will be Independent Bank Group, Inc. and the name of the surviving bank will be Texas Capital Bank. The surviving bank will be operated under the name Independent Financial in Colorado and under the name Texas Capital Bank in Texas. After the merger, the 11 banking centers of Texas Capital Bank will become banking centers of the surviving bank. The surviving entity will trade under the Independent Bank Group ticker symbol "IBTX" on the Nasdaq Global Select Market.

Under the terms of the merger agreement, each share of TCBI common stock issued and outstanding immediately prior to the effective time of the merger (other than certain shares held by the Company or TCBI) will be converted into the right to receive 1.0311 shares of Company common stock, and each share of TCBI series A preferred stock issued and outstanding immediately prior to the effective time will be converted at the effective time into the right to receive one share of the new series of Company preferred stock having substantially the same terms as the TCBI series A preferred stock (taking into account that TCBI will not be the surviving entity in the merger and any adjustment to the right of optional redemption by the Company that is reasonably necessary to obtain Tier 1 Capital treatment from the Federal Reserve Board for such preferred stock). Based upon the number of shares of TCBI common stock outstanding as of December 31, 2019, the Company expects to issue 51.9 million shares of common stock and six million shares of preferred stock pursuant to the merger.
The Board of the combined company will consist of 13 directors, seven current TCBI directors and six current Company directors, as follows:

Continuing TCBI Directors	Continuing Company Directors
Larry L. Helm	David R. Brooks (Chairman, President & CEO)
James H. Browning	William E. Fair
David S. Huntley	J. Webb Jennings III
Charles S. Hyle	Alicia K. Harrison
Robert W. Stallings	G. Stacy Smith
Dale W. Tremblay	Michael T. Viola
Patricia A. Watson
David R. Brooks, the current Chairman, President and CEO of the Company will continue as the Chairman, President and CEO of the combined company. The executive management of the combined company will be comprised of four other Company executives and five TCBI executives.
The merger agreement was unanimously approved by each company's board of directors. The transaction is anticipated to close in mid-2020, subject to customary closing conditions, including receipt of shareholder and regulatory approvals. The transaction is discussed in more detail in Note 22, Business Combinations, to the Company's audited consolidated financial statements included elsewhere in this report.
Future Opportunities. The Company plans to explore additional opportunities for strategic transactions. Factors considered by the Company to evaluate expansion opportunities include (a) similar management and operating philosophy, (b) accretive to earnings and increase shareholder value, (c) ability to improve efficiency, (d) strategic expansion of Company footprint and (e) enhance market presence in existing markets. The Company has an experienced acquisition team and with the TCBI transaction, it will have an even more scalable infrastructure, which it believes will enable the Company to successfully integrate acquired banks. The Company intends to remain disciplined in its approach to acquisitions using appropriate valuation metrics.
Improve Efficiency and Increase Profitability. The Company employs a systematic and calculated approach to increasing the Company’s profitability and improving the Company’s efficiencies. The Company has established a robust integration process as part of the TCBI transaction. This process will facilitate the design of the target operating model for the combined company’s lines of businesses, as well as the evaluation and development of the combined company’s operating capabilities which will help create synergies within the Company in the areas of technology, data processing, finance, compliance and human resources. The Company believes that this integration process will provide the combined company with a platform to enable it to be a high performing company.
Independent Bank’s Community Banking Services
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
The Company’s strategy is to maintain a broadly diversified loan portfolio by type and location. The Company’s loan portfolio consists of real estate loans, commercial and industrial loans, residential mortgage loans, residential construction loans, agricultural loans and consumer loans. Real estate secured loans are spread among a variety of types of borrowers, including owner-occupied offices for small businesses, medical practices and offices, retail operations and multi-family properties. The Company’s loans are diversified geographically throughout the Company’s Dallas/North Texas region (approximately 39%), the Company’s Houston region (approximately 21%), the Company’s Austin/Central Texas region (approximately 12%) and the Company's Colorado Front Range region (approximately 27%). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio” for a more detailed description of the Company’s lending operations.
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
Other Services. In connection with our relationship driven approach to our customers, the Company offers residential mortgages through our mortgage brokerage division. As a mortgage broker, the Company originates residential mortgages which are sold into the secondary market shortly after closing. The Company also supports residential mortgage operations through a mortgage warehouse program. The Company provides wealth management services to its customers through Private Capital Management, LLC, a registered investment advisory firm, which is a wholly owned subsidiary of Independent Bank.
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
According to S&P Global Market Intelligence, as of June 30, 2019, the Company had the 11th largest deposit market share in Texas and the 11th largest deposit market share in Colorado. We believe that our strong market share is a reflection of the Company’s ability to compete with more prominent banking franchises in our markets.

Employees
As of December 31, 2019, the Company employed approximately 1,469 persons. The Company provides extensive training to its employees in an effort to ensure that the Company’s customers receive superior customer service. None of the Company’s employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. The Company believes that the Company’s relations with the Company’s employees are good.
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
Independent Bank Group, Inc.
7777 Henneman Way
McKinney, Texas 75070-1711
Attention: Paul Langdale
Senior Vice President, Director of Corporate Development
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
Under Federal Reserve policy, bank holding companies have historically been required to act as a source of financial and managerial strength to each of its banking subsidiaries, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, (the “Dodd-Frank Act”) codified this policy as a statutory requirement. Under this requirement, the Company is expected to commit resources to support Independent Bank, including at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. As discussed below, a bank holding company, in certain circumstances, could be required to guarantee the capital restoration plan of an undercapitalized banking subsidiary. If the capital of Independent Bank were to become impaired, the Federal Reserve could assess the Company for the deficiency. If the Company failed to pay the assessment within three months, the Federal Reserve could order the sale of the Company’s stock in Independent Bank to cover the deficiency.
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
Notwithstanding the foregoing, the Gramm-Leach-Bliley Act, also known as the Financial Services Modernization Act of 1999, effective March 11, 2000, or the GLB Act, amended the BHC Act and eliminated the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers. The GLB Act permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The GLB Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve has determined to be closely related to banking. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve. The Company plans to become a financial holding company as part of the TCBI transaction.

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
Capital Adequacy Requirements. The Federal Reserve utilizes a system based upon risk-based capital guidelines under a two-tier capital framework to evaluate the capital adequacy of bank holding companies. Tier 1 capital generally consists of common stockholders’ equity, retained earnings, a limited amount of qualifying perpetual preferred stock, qualifying trust preferred securities and noncontrolling interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangibles. Tier 2 capital generally consists of certain hybrid capital instruments and perpetual debt, mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock, loan loss allowance, and unrealized holding gains on certain equity securities. The regulatory capital requirements are applicable to the Company because its total consolidated assets equal more than $1 billion. Independent Bank is subject to the capital requirements of the FDIC.
Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines required a minimum ratio of total capital to total risk-weighted assets of 8.0% (of which at least 6.0% was required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. Risk-weighted assets exclude intangible assets such as goodwill and core deposit intangibles.
In addition to the risk-based capital guidelines, the Federal Reserve uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. In general, bank holding companies are required to maintain a leverage ratio of at least 4.0%. Further, under what is known as the “Basel III” requirements, the Company is subject to a capital measure known as “Common Equity Tier 1”, or CET1, which emphasizes the common equity component of capital adequacy.
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
Under the Federal Reserve's and FDIC’s prompt corrective action standards, in order to be considered well-capitalized, the Company and Independent Bank must have a ratio of CET1 capital to risk-weighted assets of 6.5%, a ratio of Tier 1 capital to risk-weighted assets of 8%, a ratio of total capital to risk-weighted assets of 10%, and a leverage ratio of 5%; and must not be subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. In order to be considered adequately capitalized, an institution must have the minimum capital ratios described above. As of December 31, 2019, the Company and Independent Bank each were “well-capitalized.” An institution that is not well capitalized is subject to certain restrictions on brokered deposits and interest rates on deposits.

The Federal Reserve’s capital regulations and Regulation Y generally require a bank holding company to receive the prior approval of and/or provide the Federal Reserve with prior notice of any redemption or repurchase of its own equity securities.
Interchange Fees. The Durbin Amendment to the Dodd-Frank Act limits the amount of interchange fees that banks with assets of $10 billion or more may charge to process electronic debit transactions. An issuer must begin complying with the Durbin Amendment no later than July 1 of the next calendar year after the issuer crosses the $10 billion threshold. The Company and Independent Bank exceeded $10 billion in total consolidated assets upon consummation of the merger of the Company with Guaranty Bancorp and the merger of Independent Bank with Guaranty Bank and Trust Company, both on January 1, 2019. Thus, Independent Bank will become subject to the rule on July 1, 2020. Under the Durbin Amendment and the Federal Reserve’s implementing regulations, bank issuers who are not exempt may only receive an interchange fee from merchants that is reasonable and proportional to the cost of clearing the transaction. The maximum permissible interchange fee is equal to no more than $0.21 plus 5 basis points of the transaction value for many types of debit interchange transactions. A debit card issuer may also recover $0.01 per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the Federal Reserve. In addition, the Federal Reserve has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.
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
Although the powers of state chartered banks are not specifically addressed in the GLB Act, Texas-chartered banks such as Independent Bank will have the same if not greater powers as national banks through the parity provisions contained in the Texas Constitution and other Texas statutes.
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
Examinations. The Company is subject to a continuous program of examination by the FDIC and TDB concerning, among other things, lending practices, reserve methodology, compliance with regulations, BSA/AML compliance, and management of risk related to interest rate, liquidity, capital and operations, overall enterprise risk management, internal audit program, financial accounting practice, and other related matters. The Company devotes a significant amount of time and resources to the compliance function.
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
Capital Adequacy Requirements. The FDIC has adopted regulations establishing minimum requirements for the capital adequacy of insured institutions and may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk. The FDIC’s risk-based capital guidelines, under the fully phased-in Basel III Capital Rules, generally require state banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 8.5% and a ratio of total capital to total risk-weighted assets of 10.5%. The capital categories have the same definitions for Independent Bank as for the Company. The FDIC’s leverage guidelines require state banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. The TDB has issued a policy which generally requires state chartered banks to maintain a leverage ratio (defined in accordance with federal capital guidelines) of 5.0%.
Corrective Measures for Capital Deficiencies. The federal banking regulators are required by the FDI Act to take “prompt corrective action” with respect to capital-deficient institutions that are FDIC-insured. Agency regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A “well capitalized” bank has a total risk-based capital ratio of 10.0% or higher, a Tier 1 risk-based capital ratio of 8.0% or higher, a leverage ratio of 5.0% or higher, and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An “adequately capitalized” bank has a total risk-based capital ratio of 8.0% or higher, a Tier 1 risk-based capital ratio of 4.0% or higher, a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth), and does not meet the criteria for a well‑capitalized bank. A bank is “undercapitalized” if it fails to meet any one of the ratios required to be adequately capitalized.
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
Under the Dodd-Frank Act, for institutions with $10 billion or more in assets, the FDIC uses a performance score and a loss-severity score that are used to calculate an initial assessment rate. In calculating these scores, the FDIC uses a bank’s capital level and regulatory supervisory ratings and certain financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The FDIC also has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations. The FDIC deposit assessment will be required to use this new calculation starting in the first quarter of 2020, the fourth consecutive quarter in which the Company’s total consolidated assets are expected to exceed $10 billion.
Brokered Deposit Restrictions. Adequately capitalized institutions cannot accept, renew or roll over brokered deposits, without receiving a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on any deposits. Undercapitalized institutions may not accept, renew or roll over brokered deposits.
Concentrated Commercial Real Estate Lending Regulations. The federal banking agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and nonfarm residential properties and loans for construction, land development and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner-occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address the following key elements: board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending.
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
The Dodd-Frank Act created a new independent Consumer Financial Protection Bureau, which has broad authority to regulate and supervise retail financial services activities of banks, such as Independent Bank, and has the authority to promulgate regulations, issue orders, guidance and policy statements, conduct examinations and bring enforcement actions with regard to consumer financial products and services. In general, banks with assets of more than $10 billion, such as Independent Bank, are to be examined for compliance with federal consumer protection laws by the CFPB. Starting in the first quarter of 2020, the fourth consecutive quarter in which the Company’s total consolidated assets are expected to exceed $10 billion, Independent Bank will be subject to CFPB jurisdiction. As a relatively new agency with evolving regulations and practices, there is uncertainty as to how the CFPB’s examination and regulatory authority might impact our business.

Privacy and Cybersecurity. In addition to expanding the activities in which banks and bank holding companies may engage, the GLB Act also imposed new requirements on financial institutions with respect to customer privacy. The GLB Act generally prohibits disclosure of customer information to nonaffiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, are required to comply with state law if it is more protective of customer privacy than the GLB Act.
Federal regulators have issued advisory statements regarding cybersecurity. Generally, federal regulators expect that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. In addition, a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If the Company fails to observe the regulatory guidance, the Company could be subject to various regulatory sanctions, including financial penalties.
State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. The Company expects this trend of state-level activity in those areas to continue, and is continually monitoring developments in the states in which its customers are located.
Limits on Compensation. The Federal Reserve, OCC and FDIC in 2010 issued comprehensive final guidance on incentive compensation policies for executive management of banks and bank holding companies. This guidance was intended to ensure that the incentive compensation policies of banking organizations do not undermine their safety and soundness by encouraging excessive risk-taking. The objective of the guidance is to assure that incentive compensation arrangements (i) provide incentives that do not encourage excessive risk-taking, (ii) are compatible with effective internal controls and risk management and (iii) are supported by strong corporate governance, including oversight by the board of directors. In 2016, the Federal Reserve and the FDIC proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2019, these rules have not been implemented.
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
As of December 31, 2019, approximately 59% of the Company’s loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral, excluding agricultural loans secured by real estate. As a result, adverse developments affecting real estate values in the Company’s market areas could increase the credit risk associated with the Company’s real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of the Company’s markets could increase the credit risk associated with the Company’s loan portfolio, and could result in losses that would adversely affect credit quality, financial condition, and results of operation. Negative changes in the economy affecting real estate values and liquidity in the Company’s market areas could significantly impair the value of property pledged as collateral on loans and affect the Company’s ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses would have a material adverse impact on the Company’s business, results of operations and growth prospects. If real estate values decline, it is also more likely that the Company would be required to increase the Company’s allowance for loan losses, which could adversely affect the Company’s financial condition, results of operations and cash flows.
Adverse developments in the energy industry could have a negative effect on the Company’s asset quality.
As of December 31, 2019, approximately 1.7% of the Company’s loan portfolio was composed of loans made to companies engaged in oil production and oilfield services. The significant decline in oil prices during 2015 adversely effected some of these borrowers’ ability to repay these loans and impaired the value of collateral securing some of these loans. The Company experienced an increase in nonperforming assets and loan loss provisions in 2015 and early 2016 primarily due to energy loans. Further, because energy is a material segment of the overall Texas economy, the decline and volatility in oil prices could have an impact on other segments of the Texas economy, including real estate. The Houston market economy in particular could be adversely affected. The Company’s asset quality and results of operations could be adversely impacted by the direct and indirect effects of current and future conditions in the Texas energy industry.
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
As of December 31, 2019, the Company’s allowance for loan losses as a percentage of total loans was 0.47% and as a percentage of total nonperforming loans was 193.35%. Additional loan losses will likely occur in the future and may occur at a rate greater than the Company has previously experienced. The Company may be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses, either due to management’s decision to do so or requirements by the Company’s banking regulators. In addition, bank regulatory agencies will periodically review the Company’s allowance for loan losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require the Company to recognize future charge-offs. These adjustments may adversely affect the Company’s business, financial condition and results of operations.
A new accounting standard will replace the Company’s current “incurred loss” model for recognizing credit losses to an “expected loss” model and may have a material adverse effect on the Company’s financial condition and results of operations.
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” This new accounting standard, known as Current Expected Credit Loss (“CECL”), applies to both the Company and Independent Bank and is intended to address delayed recognition of credit losses resulting in insufficient funding of allowance accounts. Under current GAAP, credit losses are recognized when the occurrence of the loss is probable (this is known as the “incurred loss” approach). As a result of the implementation of CECL, however, the Company will be required to implement controls and procedures to measure and estimate lifetime expected credit loss at the time a financial asset is initially added to the balance sheet and periodically thereafter.
The Company is currently using both in-house and third party resources to determine the effect of implementing CECL on existing allowances for credit losses. The Company’s effort to implement CECL requires a coordinated response from different units within the Company and Independent Bank, including governance, credit analysis, finance, risk, and information technology. Even though the Company believes the internal and external resources it is devoting to compliance with CECL are adequate, the Company may fail to develop appropriate policies and controls to ensure compliance with CECL. The Company has determined that the implementation of CECL will result in an increase in its combined allowance for loan losses and reserves for unfunded commitments (the "ALLL"). See "Part IV Item 15 Exhibits and Financial Statements - Note 2, Recent Accounting Pronouncements - ASU 2016-13, Financial Instruments-Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments” for the Company’s current estimate of the range of expected increase in the ALLL resulting from the implementation of CECL. The ultimate impact of the implementation of CECL could differ from the expectation.
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
The Company has been pursuing a growth strategy that includes the acquisition of other financial institutions in target markets. The Company has completed several acquisitions since 2010, most recently completing the acquisitions of Integrity Bancshares, Inc. on June 1, 2018 and Guaranty Bancorp on January 1, 2019. In addition, the Company announced a “merger of equals” transaction with Texas Capital Bancshares, Inc. (“TCBI”) on December 9, 2019 and expects to close the TCBI transaction in mid-2020, subject to customary closing conditions, including receipt of shareholder and regulatory approvals. The Company intends to continue its acquisition strategy. Such an acquisition strategy, involves significant risks, including the following:

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
The proposed merger transaction with TCBI may not be completed.
Completion of the merger with TCBI is subject to a number of conditions, including shareholder and regulatory approvals. If the conditions are not satisfied or waived, the merger could not be completed.
The Company is expected to incur substantial costs related to the merger and integration.
The Company has incurred and expects to incur a number of non-recurring costs associated with the merger. These costs include legal, financial advisory, accounting, consulting and other advisory fees, severance/employee benefit-related costs, public company filing fees and other regulatory fees, financial printing and other printing costs and other related costs. Some of these costs are payable by the Company regardless of whether or not the merger is completed.
The combined company is expected to incur substantial costs in connection with the related integration. There are a large number of processes, policies, procedures, operations, technologies and systems that may need to be integrated, including purchasing, accounting and finance, payroll, compliance, treasury management, branch operations, vendor management, risk management, lines of business, pricing and benefits. While TCBI and the Company have assumed that a certain level of costs will be incurred, there are many factors beyond their control that could affect the total amount or the timing of the integration costs. Moreover, many of the costs that will be incurred are, by their nature, difficult to estimate accurately. These integration costs may result in the combined company taking charges against earnings following the completion of the merger, and the amount and timing of such charges are uncertain at present.
Combining the Company and TCBI may be more difficult, costly or time consuming than expected and the combined company may fail to realize the anticipated benefits of the merger.
The success of the merger will depend, in part, on the ability to realize the anticipated cost savings from combining the businesses of the Company and TCBI. To realize the anticipated benefits and cost savings from the merger, the Company and TCBI must successfully integrate and combine their businesses in a manner that permits those cost savings to be realized. If the Company and TCBI are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings and anticipated benefits of the merger could be less than anticipated, and integration may result in additional unforeseen expenses.
The Company and TCBI have operated and, until the completion of the merger, must continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. Integration efforts between the two companies may also divert management attention and resources. These integration matters could have an adverse effect on the Company during this transition period and for an undetermined period after completion of the merger on the combined company.
The future results of the combined company following the merger may suffer if the combined company does not effectively manage its expanded operations.
Following the merger, the size of the business of the combined company will increase significantly beyond the current size of either the Company’s or TCBI’s business. The combined company’s future success will depend, in part, upon its ability to manage this expanded business, which may pose challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. The combined company may also face increased scrutiny from governmental authorities as a result of the significant increase in the size of its business. There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, cost savings, revenue enhancements or other benefits currently anticipated from the merger.
The combined company may be unable to retain the Company or TCBI personnel successfully after the merger is completed.
The success of the merger will depend in part on the combined company’s ability to retain the talents and dedication of key employees currently employed by the Company and TCBI. It is possible that these employees may decide not to remain with the Company or TCBI, as applicable, while the merger is pending or with the combined company after the merger is consummated. If the Company and TCBI are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, the Company and TCBI could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, if key employees terminate their employment, the combined company’s business activities may be adversely affected and management’s attention may be diverted from successfully integrating the Company and TCBI to hiring suitable replacements, all of which may cause the combined company’s business to suffer. In addition, the Company and TCBI may not be able to locate or retain suitable replacements for any key employees who leave either company.
Termination of the merger agreement could negatively affect the Company.
If the merger agreement is not completed for any reason, including as a result of the Company shareholders or TCBI shareholders failing to approve the merger, there may be various adverse consequences and the Company may experience negative reactions from the financial markets and from their respective customers and employees. For example, the Company’s businesses may have been affected adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. Additionally, if the merger agreement is terminated, the market price of the Company’s common stock could decline to the extent that the current market prices reflect a market assumption that the merger will be completed. If the merger agreement is terminated under certain circumstances, the Company may be required to pay a termination fee of $115 million to TCBI.
The completion of the Company’s merger with TCBI will result in the immediate dilution of the Company’s existing shareholders’ ownership percentages in the Company’s common stock and their voting power, which could adversely affect the market for the Company’s common stock.
The merger of TCBI with and into the Company will result in the issuance of a substantial number of additional shares of the Company’s common stock. That issuance would result in the immediate dilution of the percentage ownership and voting power of the existing holders of the Company’s common stock. Based on the number of shares of the Company and TCBI common stock outstanding on the date that the merger was announced, and based on the number of shares of Company common stock expected to be issued in the merger, the current holders of the Company common stock, as a group, are estimated to own approximately forty-five percent (45%) of the fully diluted shares of the combined company immediately after the merger. Because of this, holders of Company common stock may have less influence on the management and policies of the combined company than they now have on the management and policies of the Company.
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
The Company determines impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in the Company’s results of operations in the periods in which they become known. As of December 31, 2019, the Company’s goodwill totaled $994.0 million. While the Company has not recorded any such impairment charges since the Company initially recorded the goodwill, there can be no assurance that the Company’s future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on the Company’s financial condition and results of operations.
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
There may be adverse impact resulting from the changes in the method of determining the London Interbank Offered Rate (“LIBOR”) or the replacement of LIBOR with an alternative reference rate, for our variable rate loans, derivative contracts and other financial assets and liabilities.
The Company’s business relies upon a large number of business transactions which are directly or independently dependent on LIBOR to establish their interest rate and/or value. The U.K. Financial Conduct Authority announced in 2017 that it would no longer compel banks to submit rates for the calculation of LIBOR after 2021. It is not possible to predict whether banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. It is expected that a transition away from the widespread use of LIBOR to alternative rates is likely to occur during the next several years. The impact of these developments on the Company’s business and financial results is not yet known. The transition from LIBOR may cause the Company to incur increased costs and additional risk. Uncertainty as to the nature of alternative reference rates and as to potential changes in or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans originated prior to 2021. If LIBOR rates are no longer available, any successor or replacement interest rates may perform differently, which may affect net interest income, change market risk profile and require changes to risk, pricing and hedging strategies. Any failure to adequately manage this transition could adversely affect impact the Company’s reputation.
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
While the Company attempts to invest a significant percentage of its assets in loans (the Company’s loan to deposit ratio was 97.3% as of December 31, 2019), the Company invests a percentage of its total assets (approximately 7.3% as of December 31, 2019) in investment securities as part of its overall liquidity strategy. As of December 31, 2019, the fair value of the Company’s securities portfolio was approximately $1.1 billion.

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
The Company relies on customer deposits as a significant source of funding. Competition among U.S. banks for customer deposits is intense, and may increase the cost of deposits or prevent new deposits, and may otherwise negatively affect the Company’s ability to grow its deposit base. The Company’s deposit accounts may decrease in the future, and any such decrease could have an adverse impact on the Company’s sources of funding, which impact could be material. Any changes the Company makes to the rates offered on its deposit products to remain competitive with other financial institutions may adversely affect the Company’s profitability and liquidity. The demand for the deposit products the Company offers may also be reduced due to a variety of factors such as demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, regulatory actions that decrease customer access to particular products or the availability of competing products. In addition, a portion of the Company’s deposits are brokered deposits and FDIC uninsured deposits. The levels of these types of deposits that the Company holds may be more volatile during changing economic conditions. As of December 31, 2019, approximately $0.9 billion, or 7.49%, of the Company’s deposits consisted of brokered deposits.
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

System failure, cybersecurity breaches, cyberattacks or other security breaches could have a material adverse effect on the Company’s operations and could subject the Company to increased operating costs, litigation, other liabilities and reputational damage.
The Company is highly dependent on its computer systems and network infrastructure to conduct its operations, including the secure processing, storage and transmission of vital and sensitive data, exposing the Company to potential cyber incidents resulting from deliberate attacks or unintentional events. As a financial institution, the Company processes, stores and transmits a significant amount of personal customer information. The Company also maintains important internal data such as personally identifiable information about employees and information relating to the Company’s operations. The Company relies on third-party service providers for significant portions of its computer systems, network infrastructure and information security, and failure or misconduct by any of those third parties or their systems could have a material adverse effect on the Company. The secure maintenance and transmission of confidential information, as well as execution of transactions over the Company’s computer systems, are essential to protect the Company and its customers against fraud and cybersecurity breaches and for the Company to maintain customer confidence. The computer systems and network infrastructure the Company uses could fail or be subject to unforeseen problems. The Company’s operations are dependent upon its ability to protect its computer systems and network against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from cybersecurity breaches, cyberattacks, denial of service attacks, viruses, worms, and other unauthorized or hostile acts which are becoming increasingly diverse and sophisticated. Any action, damage or failure that causes or results in breakdowns, disruptions, or unauthorized activities in the Company’s computer systems or network infrastructure, including customer relationship management, general ledger, deposit, loan or other systems, could disrupt the Company’s ability to properly operate its business, damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, investigations or fines, violate privacy or other applicable laws or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company. External or internal actors could obtain unauthorized access to the Company’s computer systems or network infrastructure or information stored in and transmitted through the Company’s computer systems and network infrastructure, which may result in the theft or unauthorized use of personal information, which could cause significant liability to the Company and may cause existing and potential customers to refrain from doing business with the Company. The pervasiveness of cybersecurity incidents in general and the risks of cybersecurity breaches are complex and continue to evolve as technology and reliance on these systems continue to evolve. In addition, advances in computer capabilities and the increased sophistication of fraudsters and hackers could result in a compromise or breach of the systems the Company and the Company’s third-party service providers use to encrypt and protect customer data and transactions. A failure or compromise of such security measures could have a material adverse effect on the Company’s financial condition and results of operations.
As of February 27, 2020, the Company has not experienced any known breaches of its computer systems or network infrastructure.
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
The Company is subject to various operational risks, including, but not limited to, customer or employee fraud and data processing system failures and errors.
Employee errors and employee and customer fraud or misconduct could subject the Company to financial losses or regulatory sanctions and seriously harm the Company’s reputation. Misconduct by the Company’s employees could include hiding unauthorized activities from the Company, improper or unauthorized activities on behalf of the Company’s customers or improper use of confidential information. Customers are also subject to financial crimes, including fraud, wire fraud, and cyber-crimes, which could adversely impact their ability to pay loans or result in a fraudulent removal of funds from their deposit accounts or other unauthorized activities. It is not always possible to prevent employee errors and misconduct, or fraudulent and other criminal schemes impacting customers, and the precautions the Company takes to prevent and detect this activity may not be effective in all cases. Employee errors could also subject the Company to financial claims for negligence.
The Company maintains a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and employee, customer, or third party fraud. However, if the Company’s internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on the Company’s business, financial condition and results of operations.
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
Natural disasters, health pandemics, severe weather events, worldwide hostilities, including terrorist attacks, and other external events may adversely affect the general economy, the financial services industry, the industries of customers, and the Company.
Natural disasters, health pandemics, severe weather events, including those prominent in Texas and Colorado and those prominent in the geographic areas of vendors and business partners, together with worldwide hostilities, including terrorist attacks, and other external events could have a significant impact on the Company’s ability to conduct business. These events could also affect the stability of the Company’s deposit base, borrowers’ ability to repay loans, impair collateral, result in a loss of revenue or an increase in expenses. Although the Company has established disaster recovery and business continuity procedures and plans, the occurrence of any such event may adversely affect the Company’s business, which in turn could have a material adverse effect on the Company’s financial condition and results of operations.
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
Messrs. David Brooks, Vincent Viola, Dan Brooks and Mark Haynie are partners in Himalayan Ventures, LP, a real estate investment partnership. A dispute between these individuals in connection with this business venture outside of the Company could impact their relationship at the Company and, because of their prominence within the Company, the Company itself.
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
Collectively, as of February 27, 2020, Messrs. Vincent Viola and David Brooks owned 12.5% of the Company’s outstanding common stock on a fully diluted basis. Vincent Viola, the largest shareholder of the Company, currently owns 10.3% of the Company’s outstanding common stock, and David Brooks, the Company’s Chairman of the Board and Chief Executive Officer, currently owns 2.2% of the Company’s common stock, each calculated on a fully diluted basis. Further, as of the date hereof, the Company’s other directors and executive officers currently own collectively approximately 2.3% of the Company’s outstanding common stock. While these ownership percentages will be significantly diluted as a result of the merger with TCBI, these individuals have historically, and currently, exert controlling influence in the Company’s management and policies.
In addition, Michael Viola, a director of the Company, is the son of Vincent Viola. Further, David Brooks, the Company’s Chairman and Chief Executive Officer, has a 31 year history of ownership and operation of Independent Bank with Vincent Viola; and he has a joint investment with Mr. Viola outside of the Company. Given these close relationships, even though he does not serve on the Company’s board, Mr. Viola has and will continue to have an influence over the direction and operation of the Company.
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

The Company’s certificate of formation provides for noncumulative voting for directors and authorizes the board of directors to issue shares of its preferred stock without shareholder approval and upon such terms as the board of directors may determine. The issuance of the Company’s preferred stock, while providing desirable flexibility in connection with possible acquisitions, financings and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a controlling interest in the Company. In addition, certain provisions of Texas law, including a requirement that two-thirds of the shares outstanding must approve major corporate actions, such as an amendment to the Company’s certificate of formation or the approval of a merger, and a provision which restricts certain business combinations between a Texas corporation and certain affiliated shareholders, may delay, discourage or prevent an attempted acquisition or change in control of the Company. Also, the Company’s certificate of formation prohibits shareholder action by written consent.
The holders of the Company’s debt obligations and any shares of the Company’s preferred stock that may be outstanding in the future will have priority over the Company’s common stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of interest and preferred dividends.
In the event of any winding up and termination of the Company, the Company common stock would rank below all claims of the holders of the Company’s debt and any preferred stock then outstanding. The Company has a senior, revolving credit facility under which the Company may borrow up to $100 million. As of December 31, 2019, the Company has $24.5 million drawn upon this credit facility. Further, as of December 31, 2019, the Company had outstanding

•	$180 million of aggregate principal amount of subordinated indebtedness; and

•	$57.3 million of subordinated debentures issued in connection with trust preferred securities
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
Because the Company’s total assets exceeded $10 billion as of January 1, 2019, the Company is subject to additional regulatory requirements, which could have a material adverse effect on the Company’s financial condition and results of operations.
Various federal banking laws and regulations, including rules adopted by the Federal Reserve Board pursuant to the requirements of the Dodd-Frank Act, impose heightened requirements on certain large banks and bank holding companies. Most of these rules apply primarily to bank holding companies with at least $50 billion in total consolidated assets, but certain rules also apply to banks and bank holding companies with at least $10 billion in total consolidated assets.
The Company and Independent Bank exceeded $10 billion in total consolidated assets upon consummation of the merger of the Company with Guaranty Bancorp and the merger of Independent Bank with Guaranty Bank and Trust Company, both on January 1, 2019. Thus, the Company and Independent Bank, among other requirements, starting in the first quarter of 2020, the fourth consecutive quarter in which the Company’s total consolidated assets are expected to exceed $10 billion: (a) will calculate FDIC deposits assessment base using a performance score and loss-severity score system; and (b) will be subject to supervision and enforcement by the CFPB in connection with compliance with federal consumer protection laws.
In addition, the Company and Independent Bank will be subject to the Durbin Amendment to the Dodd-Frank Act regarding limits on debit card interchange fees. The Durbin Amendment gives the Federal Reserve Board the authority to establish rules regarding interchange fees charged for electronic debit transactions by a payment card issuer that, together with its affiliates, has assets of $10 billion or more and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. The Federal Reserve Board has adopted rules under this provision that limit the swipe fees that a debit card issuer can charge a merchant for a transaction to the sum of 21 cents and five basis points times the value of the transaction, plus up to one cent for fraud prevention costs. Accordingly, deposit insurance assessments and expenses related to regulatory compliance may increase, while any decrease in the amount of interchange fees that the Company receives would reduce the Company’s revenue.
The imposition of these regulatory requirements and increased supervision has and will continue to require commitment of additional financial resources for regulatory compliance, which has increased the Company’s cost of operations, and has and will continue to otherwise have an impact on the Company’s financial condition and results of operations.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Company owns its corporate headquarters, which is an approximately 165,000 square foot, six story office building located at 7777 Henneman Way, McKinney, Texas 75070, and serves as Independent Bank’s home office.
As of December 31, 2019, the Company had 93 full-service branches. The Company believes that its facilities are in good condition and are adequate to meet the Company’s operating needs for the foreseeable future. At December 31, 2019, the Company owns 72 of the branches, and leases the remaining facilities. The majority of our branches are located in the Dallas/North Texas area, including McKinney, Dallas, Fort Worth, and Sherman/Denison, the Austin/Central Texas area, including Austin and Waco, the Houston Texas metropolitan area and along the Colorado Front Range area, including Denver, Colorado Springs and Fort Collins.
For more information about premises and equipment and lease commitments, see Note 7, Premises and Equipment, Net, and Note 13, Leases, respectively, to the Company's audited consolidated financial statements included elsewhere in this report.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Stock
Since January 2, 2014, the Company's common stock has traded on the Nasdaq Global Select Market under the symbol “IBTX.” Quotations of the sales volume and the closing sales prices of the common stock of the Company are listed daily in the Nasdaq Global Select Market’s listings. As of February 27, 2020, there were 658 holders of record for the Company's common stock.
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
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of December 31, 2019, regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	N/A	1,452,124	(1)
Equity compensation plans not approved by security holders	—	N/A	—
____________

(1)	Constitutes shares of the Company’s common stock issuable under the 2013 Equity Incentive Plan, as amended, which shares may be awarded as restricted stock grants.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share Repurchase Program The Company established share repurchase programs in prior years which would allow the Company to purchase its common stock in the open market or in privately negotiated transactions. In general, share repurchase programs allow the Company to proactively manage its capital position and return excess capital to shareholders. On October 24, 2018, the Company announced the reestablishment of its share repurchase program. The program authorizes the purchase by the Company of up to $75 million of its common stock and was authorized to continue through October 1, 2019. On October 17, 2019, the repurchase program was renewed and authorized to continue through December 31, 2020. As of December 31, 2019, the Company repurchased a total of 897,738 shares of Company stock at a total cost of $49 million under this program.
The following table summarizes the Corporation's repurchase activity during the year ended December 31, 2019.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (thousands)
Total first quarter 2019	225,903	$55.37	172,738	$65,000
Total second quarter 2019	726,002	53.86	725,000	25,952
Total third quarter 2019	776	52.43	—	25,952
October 2019	163	52.34	—	25,952
November 2019	—	—	—	25,952
December 2019	—	—	—	25,952
Total fourth quarter 2019	163	52.34	—	25,952
Total 2019 year-to-date	952,844	$54.22	897,738	$25,952
____________

(1)
Includes 55,106 shares purchased in connection with the vesting of restricted stock replacement awards acquired with the Guaranty merger. These transactions are not considered part of the Corporation's repurchase program.

Performance Graph
The following Performance Graph compares the cumulative total shareholder return on the Company’s common stock for the period December 31, 2014 through December 31, 2019, with the cumulative total return of the S&P 500 Total Return Index and the KBW Nasdaq Regional Banking Index for the same period. Dividend reinvestment has been assumed. The Performance Graph assumes $100 invested on December 31, 2014, in the Company’s common stock, the S&P 500 Total Return Index and KBW Nasdaq Regional Banking Index. The historical stock price performance for the Company’s common stock shown on the graph below is not necessarily indicative of future stock performance.
Comparison of Cumulative Total Return
Among Independent Bank Group, Inc., the S&P 500 Index and the KBW Nasdaq Regional Banking Index

	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019
Independent Bank Group, Inc.	$100.00	$82.58	$162.50	$177.17	$120.94	$149.19
S&P 500 Index	100.00	101.38	113.51	138.29	132.23	173.86
KBW Nasdaq Regional Banking Index	100.00	102.42	108.48	150.80	153.45	126.59
(Source: S&P Global, Inc. )

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data of the Company for, and as of, the end of each of the years in the five-year period ended December 31, 2019, is derived from and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.
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

	As of and for the Year Ended December 31,
(dollars in thousands except per share data)	2019	2018	2017	2016	2015
Selected Income Statement Data
Interest income	$652,932	$407,290	$307,914	$210,049	$174,027
Interest expense	148,175	81,038	42,436	26,243	19,929
Net interest income	504,757	326,252	265,478	183,806	154,098
Provision for loan losses	14,805	9,860	8,265	9,440	9,231
Net interest income after provision for loan losses	489,952	316,392	257,213	174,366	144,867
Noninterest income	78,176	42,224	41,287	19,555	16,128
Noninterest expense	321,864	198,619	176,813	113,790	103,198
Income tax expense	53,528	31,738	45,175	26,591	19,011
Net income	192,736	128,259	76,512	53,540	38,786
Preferred stock dividends	—	—	—	8	240
Net income available to common shareholders	192,736	128,259	76,512	53,532	38,546
Per Share Data (Common Stock)
Earnings:
Basic	$4.46	$4.33	$2.98	$2.89	$2.23
Diluted (1)	4.46	4.33	2.97	2.88	2.21
Dividends	1.00	0.54	0.40	0.34	0.32
Book value (2)	54.48	52.50	47.28	35.63	32.79
Selected Period End Balance Sheet Data
Total assets	$14,958,207	$9,849,965	$8,684,463	$5,852,801	$5,055,000
Cash and cash equivalents	565,170	130,779	431,102	505,027	293,279
Securities available for sale	1,085,936	685,350	763,002	316,435	273,463
Loans, held for sale	35,645	32,727	39,202	9,795	12,299
Loans, held for investment, excluding mortgage warehouse purchase	10,928,653	7,717,510	6,309,549	4,572,771	3,989,405
Mortgage warehouse purchase loans	687,317	170,290	164,694	—	—
Allowance for loan losses	51,461	44,802	39,402	31,591	27,043
Goodwill and other intangible assets	1,094,762	766,839	664,702	272,496	275,000
Other real estate owned	4,819	4,200	7,126	1,972	2,168
Noninterest-bearing deposits	3,240,185	2,145,930	1,907,770	1,117,927	1,071,656
Interest-bearing deposits	8,701,151	5,591,864	4,725,052	3,459,182	2,956,623
Borrowings (other than junior subordinated debentures)	527,251	427,316	667,578	568,045	371,283
Junior subordinated debentures (3)	53,824	27,852	27,654	18,147	18,147
Series A Preferred Stock	—	—	—	—	23,938
Total stockholders’ equity	2,339,773	1,606,433	1,336,018	672,365	603,371
Selected Performance Metrics
Return on average assets (4)	1.32%	1.35%	0.96%	0.98%	0.88%
Return on average equity (4)	8.50	8.69	6.71	8.42	6.83

	As of and for the Year Ended December 31,
(dollars in thousands except per share data)	2019	2018	2017	2016	2015
Return on average common equity (4)	8.50	8.69	6.71	8.42	7.13
Net interest margin (5)	3.95	3.97	3.84	3.81	4.05
Efficiency ratio (6)	53.01	52.35	56.13	54.99	59.71
Dividend payout ratio (7)	22.42	12.47	13.42	11.76	14.35
Credit Quality Ratios (8)(9)
Nonperforming assets to total assets	0.21%	0.17%	0.26%	0.34%	0.36%
Nonperforming loans to total loans held for investment	0.24	0.16	0.24	0.39	0.37
Allowance for loan losses to nonperforming loans	193.35	354.73	255.62	177.06	181.99
Allowance for loan losses to total loans held for investment	0.47	0.58	0.62	0.69	0.68
Net charge-offs to average loans outstanding (unaudited)	0.07	0.06	0.01	0.12	0.02
Capital Ratios
Common equity tier 1 capital to risk-weighted assets	9.76%	10.05%	9.61%	8.20%	7.94%
Tier 1 capital to average assets	9.32	9.57	8.92	7.82	8.28
Tier 1 capital to risk-weighted assets	10.19	10.41	10.05	8.55	8.92
Total capital to risk-weighted assets	11.83	12.58	12.56	11.38	11.14
Total stockholders’ equity to total assets	15.64	16.31	15.38	11.49	11.94
Total common equity to total assets (10)	15.64	16.31	15.38	11.49	11.94
____________
(1)    The Company calculates its diluted earnings per share for each period shown as its net income divided by the weighted-average number of its common shares outstanding during the relevant period adjusted for the dilutive effect of its outstanding warrants to purchase shares of common stock. The increase in 2016 relates to the weighted effect of the shares issued in November 2015 along with shares issued in a private offering during 2016, the increase in 2017 relates to shares issued in the acquisition completed in April 2017 along with shares issued in a public offering during 2017, the increase in 2018 relates to the shares issued in the acquisition completed June 1, 2018 and the increase in 2019 relates to the shares issued in the acquisition completed January 1, 2019. See Note 1 to the Company’s consolidated financial statements appearing elsewhere in this Annual Report on Form 10 K for more information regarding the dilutive effect of its outstanding warrants and regarding certain nonvested shares of common stock, the effect of which is anti-dilutive. Earnings per share on a basic and diluted basis were calculated using the following outstanding share amounts, which includes participating shares (those shares with dividend rights):

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
Weighted average shares outstanding-basic	43,245,418	29,599,119	25,636,292	18,501,663	17,321,513
Weighted average shares outstanding-diluted	43,245,418	29,599,119	25,742,362	18,588,309	17,406,108

(2)
Book value per share equals the Company’s total common stockholders’ equity (excludes preferred stock) as of the date presented divided by the number of shares of its common stock outstanding as of the date presented. The number of shares of its common stock outstanding as of December 31, 2019, 2018, 2017, 2016 and 2015 was 42,950,228 shares, 30,600,582 shares, 28,254,893 shares, 18,870,312 shares and 18,399,194 shares, respectively.

(3)
Each of nine wholly owned, but nonconsolidated, subsidiaries of the Company holds a series of the Company’s junior subordinated debentures purchased by the subsidiary in connection with, and paid for with the proceeds of, the issuance of trust issued preferred securities by that subsidiary. The Company has guaranteed the payment of the amounts payable under each of those issues of trust preferred securities. During 2019 the Company assumed two trusts with the acquisition of Guaranty and during 2017 the Company assumed two trusts with the Carlile acquisition.

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

(6)
Efficiency ratio for a period represents noninterest expenses, excluding the amortization of other intangible assets, for that period divided by the sum of net interest income and noninterest income for that period.

(7)	The Company calculates its dividend payout ratio for each period presented as the dividends paid per share for such period divided by its basic earnings per share for such period.

(8)
Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest, and accruing loans modified under troubled debt restructurings, excludes loans acquired with deteriorated credit quality.

(9)	Loans held for investment excludes mortgage warehouse purchase loans.

(10)	The Company calculates common equity as of the end of the period as total stockholders' equity less the preferred stock at period end.

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
Cautionary Note Regarding Forward Looking Statements
This Annual Report on Form 10-K, our other filings with the SEC, and other press releases, documents, reports and announcements that we make, issue or publish may contain statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act") that are subject to risks and uncertainties and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and other related federal security laws. These forward-looking statements are statements or projections with respect to matters such as our future results of operations, including our future revenues, income, expenses, provision for taxes, effective tax rate, earnings per share and cash flows, our future capital expenditures and dividends, our future financial condition and changes therein, including changes in our loan portfolio and allowance for loan losses, our future capital structure or changes therein, the plan and objectives of management for future operations, our future or proposed acquisitions and the integration thereof, the future or expected effect of acquisitions on our operations, results of operations and financial condition, our future economic performance and the statements of the assumptions underlying any such statement. Such statements are typically identified by the use in the statements of words or phrases such as “aim,” “anticipate,” “estimate,” “expect,” “goal,” “guidance,” “intend,” “is anticipated,” “is estimated,” “is expected,” “is intended,” “objective,” “plan,” “projected,” “projection,” “will affect,” “will be,” “will continue,” “will decrease,” “will grow,” “will impact,” “will increase,” “will incur,” “will reduce,” “will remain,” “will result,” “would be,” variations of such words or phrases (including where the word “could,” “may” or “would” is used rather than the word “will” in a phrase) and similar words and phrases indicating that the statement addresses some future result, occurrence, plan or objective. The forward-looking statements that we make are based on the Company’s current expectations and assumptions regarding its business, the economy, and other future conditions. Because forward-looking statements relate to future results and occurrences, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. The Company’s actual results may differ materially from those contemplated by the forward-looking statements, which are neither statements of historical fact nor guarantees or assurances of future performance. Many possible events or factors could affect the future financial results and performance of the Company and could cause such results or performance to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, the following:

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

•
changes in market interest rates that affect the pricing of the loans and deposits of each of Independent Bank and the financial institutions that we acquire and that affect the net interest income, other future cash flows, or the market value of the assets of each of Independent Bank and the financial institutions that we acquire, including investment securities;

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

•
the impact of recent and future legislative regulatory changes, including changes in banking, securities, and tax laws and regulations and their application by the Company’s regulators, and changes in federal government policies, as well as regulatory requirements applicable to, and resulting from regulatory supervision of, the Company and Independent Bank as a financial institution with total assets greater than $10 billion;

•
changes in accounting policies, practices, principles and guidelines, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the SEC and the Public Company Accounting Oversight Board, as the case may be;

•	governmental monetary and fiscal policies, including changes resulting from the implementation of the new Current Expected Credit Loss accounting standard;

•	changes in the scope and cost of FDIC insurance and other coverage;

•
the effects of war or other conflicts, acts of terrorism (including cyber attacks) or other catastrophic events, including natural disasters such as storms, droughts, tornadoes, hurricanes and flooding, that may affect general economic conditions;

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

•
the effects of the combination of the operations of financial institutions that we have acquired in the recent past or may acquire in the future with our operations and the operations of Independent Bank, the effects of the integration of such operations being unsuccessful, and the effects of such integration being more difficult, time-consuming or costly than expected or not yielding the cost savings that we expect, including but not limited to those identified below for the merger between the Company and TCBI;

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

•	the potential impact of technology and “FinTech” entities on the banking industry generally;

•	the other factors that are described or referenced in Part I, Item 1A. of this Annual Report on Form 10-K under the caption “Risk Factors.”; and

•	other economic, competitive, governmental, regulatory, technological and geopolitical factors affecting the Company’s operations, pricing and services.
In addition to the general factors listed above, additional factors specifically pertaining to the ongoing merger between the Company and TCBI that could also cause the results of performance to differ materially from those expressed in forward looking statements include the following:

•	the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the merger agreement;

•	the outcome of pending or threatened litigation, or of matters before regulatory agencies, whether currently existing or commencing in the future, including litigation related to the merger;

•	delays in completing the transaction;

•
the failure to obtain necessary regulatory approvals (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the transaction) and shareholder approvals or to satisfy any of the other conditions to the closing of the merger on a timely basis or at all;

•
the possibility that the anticipated benefits of the transaction are not realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where the Company and TCBI do business;

•	the possibility that the transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events;

•	the impact of purchase accounting with respect to the merger, or any change in assumptions used regarding the assets purchased and liabilities assumed to determine their fair value;

•	diversion of management’s attention from ongoing business operations and opportunities;

•	potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the transition;

•
the ability to complete the transaction and integration of the Company and TCBI successfully, which may take longer than anticipated or be more costly than anticipated or have unanticipated adverse results relating to the Company or TCBI’s existing businesses;

•	the challenges of integrating, retaining, and hiring key personnel;

•	failure to attract new customers and retain existing customers in the manner anticipated;

•	any interruption or breach of security as a result of systems integration, resulting in failures or disruption in customer account management, general ledger, deposit, loan or other systems;

•	changes in the Company’s stock price before closing, including as a result of the financial performance of TCBI prior to closing;

•	the dilution caused by the Company’s issuance of additional shares of its capital stock in connections with the transaction;

•
operational issues stemming from, and/or capital spending necessitated by, the potential need to adapt to industry changes in information technology systems, on which the Company and TCBI are highly dependent; and

•	changes in the Company’s credit ratings or in the Company's ability to access the capital markets.
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

Overview
The Company was organized as a bank holding company in 2002. On January 1, 2009, the Company was merged with Independent Bank Group Central Texas, Inc., and, since that time, has pursued a strategy to create long-term shareholder value through organic growth of our community banking franchise in our market areas and through selective acquisitions of complementary banking institutions with operations in the Company’s market areas or in new market areas. On April 8, 2013, the Company consummated the initial public offering, or IPO, of its common stock which is traded on the Nasdaq Global Select Market.
The Company’s principal business is lending to and accepting deposits from businesses, professionals and individuals. The Company conducts all of the Company’s banking operations through Independent Bank, which is a Texas state banking corporation and the Company's principal subsidiary (the Bank). The Company derives its income principally from interest earned on loans and, to a lesser extent, income from securities available for sale. The Company also derives income from non-interest sources, such as fees received in connection with various deposit services, mortgage banking operations and investment advisory services. From time to time, the Company also realizes gains on the sale of assets. The Company’s principal expenses include interest expense on interest-bearing customer deposits, advances from the Federal Home Loan Bank of Dallas (FHLB) and other borrowings, operating expenses such as salaries, employee benefits, occupancy costs, data processing and communication costs, expenses associated with other real estate owned, other administrative expenses, amortization of intangibles, acquisition expenses, provisions for loan losses and the Company’s assessment for FDIC deposit insurance.
The Company intends for this discussion and analysis to provide the reader with information that will assist in understanding the Company’s financial statements, the changes in certain key items in those financial statements from period to period and the primary factors that accounted for those changes. This discussion relates to the Company and its consolidated subsidiaries and should be read in conjunction with the Company’s consolidated financial statements as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017, and the accompanying notes, appearing elsewhere in this Annual Report on Form 10-K. The Company’s year ends on December 31. The following discussion and analysis presents the more significant factors that affected our financial condition as of December 31, 2019 and 2018 and results of operations for each of the years then ended. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2018 Annual Report on Form 10K filed with the SEC on February 28, 2019, for discussion of our results of operations for the years ended December 31, 2018 and 2017.

Certain Events Affect Year-over-Year Comparability
Acquisitions
The Company completed an acquisition in 2019, 2018 and 2017. These acquisitions increased total assets, gross loans and deposits on their respective acquisition date as detailed below.

(dollars in millions)	Acquisition Date	Total Assets	Gross Loans	Deposits
Carlile Bancshares, Inc.	April 1, 2017	$2,444	$1,384	$1,825
Integrity Bancshares, Inc.	June 1, 2018	852	652	593
Guaranty Bancorp	January 1, 2019	3,943	2,790	3,109
The Company issued an aggregate 24,056,428 shares of common stock in connection with these acquisitions. In addition, the Company issued 448,500 shares of common stock in 2017 to enhance our capital position. The comparability of the Company’s consolidated results of operations for the years ended December 31, 2019, 2018 and 2017 are affected by these acquisitions and stock issuances.

Discussion and Analysis of Results of Operations
The following discussion and analysis of the Company’s results of operations compares its results of operations for the years ended December 31, 2019 and 2018.

Results of Operations
The Company’s net income available to common shareholders increased by $64.5 million, or 50.3%, to $192.7 million ($4.46 per common share on a diluted basis) for the year ended December 31, 2019, from $128.3 million ($4.33 per common share on a diluted basis) for the year ended December 31, 2018. The increase resulted from a $245.6 million increase in interest income, a $36.0 million increase in noninterest income partially offset by a $21.8 million increase in income tax expense, a $67.1 million increase in interest expense and a $123.2 million increase in noninterest expense. The Company’s net income for the year ended December 31, 2019, and, therefore, the Company’s return on average assets and the Company’s return on average equity, were adversely affected by $33.4 million of acquisition-related expenses primarily related to the Guaranty acquisition. The Company posted returns on average common equity of 8.50% and 8.69%, returns on average assets of 1.32% and 1.35%, and efficiency ratios of 53.01% and 52.35% for the years ended December 31, 2019 and 2018, respectively. The efficiency ratio is calculated by dividing total noninterest expense (which does not include the provision for loan losses and the amortization of core deposits intangibles) by net interest income plus noninterest income. The Company’s dividend payout ratio was 22.42% and 12.47% and the equity to assets ratio was 15.64% and 16.31% for the years ended December 31, 2019 and 2018, respectively.
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
The Company earned net interest income of $504.8 million for the year ended December 31, 2019, an increase of $178.5 million, or 54.7%, from $326.3 million for the year ended December 31, 2018. The increase in net interest income from the previous year was primarily due to increased average earning assets and acquired loan accretion resulting primarily from the acquisition of Guaranty Bancorp, as well as organic earning assets growth and overall higher interest rates for the year over year period. The Company’s net interest margin for 2019 decreased to 3.95% from 3.97% in 2018, and the Company’s interest rate spread for 2019 decreased to 3.47% from the 3.59% interest rate spread for 2018. The average balance of interest-earning assets for 2019 increased by $4.6 billion, or 55.6%, to $12.8 billion from an average balance of $8.2 billion for 2018. The increase from the prior year was primarily due to $3.4 billion in earning assets acquired in the Guaranty transaction as well as organic growth. The Company’s net interest margin for the year ended December 31, 2019 was positively impacted by a 15 basis point increase in the weighted-average yield on interest-earning assets to 5.11% for the year ended December 31, 2019, from 4.96% for the year ended December 31, 2018. The increase from the prior year is due primarily to higher loan yields resulting from increased acquired loan accretion mainly resulting from the Guaranty transaction. The year ended December 31, 2019 includes $46.1 million of loan accretion compared to $13.5 million included as of December 31, 2018. In addition, higher taxable securities yields contributed to the increase in the net interest margin. The cost of interest bearing liabilities, including borrowings, was 1.64% for the year ended December 31, 2019 compared to 1.37% for the year ended December 31, 2018. The increase from the prior year is primarily due to higher rates offered on our deposits, primarily related to commercial money market accounts and promotional certificates of deposit, resulting from both market competition as well as overall higher deposit rates which were tied to higher Fed Fund rates in effect for the year over year period due to the Fed rate 100 basis point increase during 2018. In addition, the cost of interest bearing liabilities were adversely impacted by higher average rates on short-term FHLB advances used for liquidity.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis.  The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2019, 2018 and 2017. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances.

	For the Years Ended December 31,
	2019			2018			2017
(dollars in thousands)	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
Interest-earning assets:
Loans (1)	$11,179,161	$611,589	5.47%	$7,254,635	$384,791	5.30%	$5,871,990	$290,357	4.94%
Taxable securities	770,927	21,324	2.77	603,474	14,007	2.32	481,323	8,229	1.71%
Nontaxable securities	329,687	8,482	2.57	177,348	4,580	2.58	157,086	3,877	2.47%
Interest bearing deposits and other	504,309	11,537	2.29	179,411	3,912	2.18	409,976	5,451	1.33%
Total interest-earning assets	12,784,084	$652,932	5.11	8,214,868	$407,290	4.96	6,920,375	$307,914	4.45%
Noninterest-earning assets	1,771,231			1,264,066			1,046,046
Total assets	$14,555,315			$9,478,934			$7,966,421
Interest-bearing liabilities:
Checking accounts	$3,953,986	$44,171	1.12%	$2,943,519	$26,593	0.90%	$2,630,477	$13,305	0.51%
Savings accounts	540,741	1,335	0.25	290,325	703	0.24	263,381	380	0.14
Money market accounts	2,047,554	40,837	1.99	998,916	19,043	1.91	605,064	6,168	1.02
Certificates of deposit	1,795,391	37,041	2.06	1,009,644	14,428	1.43	1,002,753	8,665	0.86
Total deposits	8,337,672	123,384	1.48	5,242,404	60,767	1.16	4,501,675	28,518	0.63
FHLB advances	464,404	10,173	2.19	515,479	10,264	1.99	483,923	5,858	1.21
Other borrowings and repurchase agreements	201,066	11,590	5.76	137,549	8,398	6.11	117,162	6,898	5.89
Junior subordinated debentures	53,733	3,028	5.64	27,761	1,609	5.80	25,252	1,162	4.60
Total interest-bearing liabilities	9,056,875	148,175	1.64	5,923,193	81,038	1.37	5,128,012	42,436	0.83
Noninterest-bearing checking accounts	3,139,805			2,052,675			1,671,872
Noninterest-bearing liabilities	91,532			26,378			26,964
Stockholders’ equity	2,267,103			1,476,688			1,139,573
Total liabilities and equity	$14,555,315			$9,478,934			$7,966,421
Net interest income		$504,757			$326,252			$265,478
Interest rate spread			3.47%			3.59%			3.62%
Net interest margin (2)			3.95			3.97			3.84
Net interest income and margin (tax equivalent basis) (3)		$508,498	3.98		$328,090	3.99		$268,235	3.88
Average interest earning assets to interest bearing liabilities			141.15			138.69			134.95
____________

(1)	Average loan balances include nonaccrual loans.

(2)
Net interest margins for the periods presented represent: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.

(3)	A tax-equivalent adjustment has been computed using a federal income tax rate of 21% for the years ended December 31, 2019 and 2018 and 35% for the year ended December 31, 2017.

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

	For the Year Ended December 31, 2019 v. 2018			For the Year Ended December 31, 2018 v. 2017
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
(dollars in thousands)	Volume	Rate		Volume	Rate
Interest-earning assets
Loans	$214,103	$12,695	$226,798	$72,165	$22,269	$94,434
Taxable securities	4,306	3,011	7,317	2,398	3,380	5,778
Nontaxable securities	3,920	(18)	3,902	517	186	703
Interest bearing deposits and other	7,419	206	7,625	(3,983)	2,444	(1,539)
Total interest-earning assets	$229,748	$15,894	$245,642	$71,097	$28,279	$99,376
Interest-bearing liabilities
Checking accounts	$10,267	$7,311	$17,578	$1,747	$11,541	$13,288
Savings accounts	603	29	632	42	281	323
Limited access money market accounts	20,958	836	21,794	5,510	7,365	12,875
Certificates of deposit	14,439	8,174	22,613	60	5,703	5,763
Total deposits	46,267	16,350	62,617	7,359	24,890	32,249
FHLB advances	(1,069)	978	(91)	405	4,001	4,406
Other borrowings and repurchase agreements	3,696	(504)	3,192	1,237	263	1,500
Junior subordinated debentures	1,464	(45)	1,419	124	323	447
Total interest-bearing liabilities	50,358	16,779	67,137	9,125	29,477	38,602
Net interest income	$179,390	$(885)	$178,505	$61,972	$(1,198)	$60,774
Interest Income. The Company’s total interest income increased $245.6 million, or 60.3%, to $652.9 million for the year ended December 31, 2019, from $407.3 million for the year ended December 31, 2018. The following tables set forth the major components of the Company’s interest income for the years ended December 31, 2019 and 2018 and the period-over-period variations in such categories of interest income:

(dollars in thousands)	For the Years Ended December 31,		Variance		For the Years Ended December 31,		Variance
	2019	2018	2019 v. 2018		2018	2017	2018 v. 2017
Interest income
Interest and fees on loans	$611,589	$384,791	$226,798	58.9%	$384,791	$290,357	$94,434	32.5%
Interest on taxable securities	21,324	14,007	7,317	52.2	14,007	8,229	5,778	70.2
Interest on nontaxable securities	8,482	4,580	3,902	85.2	4,580	3,877	703	18.1
Interest on interest-bearing deposits and other	11,537	3,912	7,625	194.9	3,912	5,451	(1,539)	(28.2)
Total interest income	$652,932	$407,290	$245,642	60.3%	$407,290	$307,914	$99,376	32.3%
The Company’s interest and fees on loans increased 58.9% for the year ended December 31, 2019, compared to the year ended December 31, 2018, and was primarily attributable to a $3.9 billion increase in the average balance of the Company’s loans to $11.2 billion during the year ended 2019 as compared with the average balance of $7.3 billion for the year ended 2018. The increase primarily resulted from $2.8 billion in loans held for investment acquired with the Guaranty transaction as well as disciplined organic growth in the Company’s loan portfolio of 4.8% for the year over year period.
The interest the Company earned on taxable securities, which consists primarily of government agency and residential pass-through securities, increased 52.2% for the year ended December 31, 2019 from the year ended December 31, 2018 as a result of an increase in the average portfolio balance from $603.5 million for the year ended December 31, 2018 to $770.9 million for the year ended December 31, 2019. This increase was primarily attributable to taxable securities acquired through the Guaranty acquisition.
The interest the Company earned on nontaxable securities increased 85.2% for the year ended December 31, 2019 as a result of an 85.9% increase in the average balance of nontaxable securities from $177.3 million for the year ended December 31, 2018 to $329.7 million for the year ended December 31, 2019, primarily related to additions from the Guaranty transaction.
The 194.9% increase in the Company's interest on interest-bearing deposits and other for the year ended December 31, 2019, from the year ended December 31, 2018 was primarily attributable to a 181.1% increase in the average balance from $179.4 million for the year ended December 31, 2018 to $504.3 million for the year ended December 31, 2019. The higher average balance in 2019 was primarily due to a favorable liquidity position resulting from slower loan growth and an increase in our organic deposit growth during the year.
Interest Expense. Total interest expense on the Company’s interest-bearing liabilities increased $67.1 million, or 82.8%, to $148.2 million for the year ended December 31, 2019, from $81.0 million in the prior year. The following table sets forth the major components of the Company’s interest expense for the years ended December 31, 2019 and 2018 and the period-over-period variations in such categories of interest expense:

(dollars in thousands)	For the Years Ended December 31,		Variance		For the Years Ended December 31,		Variance
	2019	2018	2019 v. 2018		2018	2017	2018 v. 2017
Interest Expense
Interest on deposits	$123,384	$60,767	$62,617	103.0%	$60,767	$28,518	$32,249	113.1%
Interest of FHLB advances	10,173	10,264	(91)	(0.9)	10,264	5,858	4,406	75.2
Interest on other borrowings and repurchase agreements	11,590	8,398	3,192	38.0	8,398	6,898	1,500	21.7
Interest on junior subordinated debentures	3,028	1,609	1,419	88.2	1,609	1,162	447	38.5
Total interest expense	$148,175	$81,038	$67,137	82.8%	$81,038	$42,436	$38,602	91.0%
Interest expense on deposits increased by $62.6 million, or 103.0% for the year over year period, primarily due to increased average deposit balances as well as the rising rate environment during 2019. Average interest-bearing deposit balances increased 59.0% year-over-year from $5.2 billion in 2018 to $8.3 billion in 2019 primarily due to $2.1 billion of interest-bearing deposits acquired in the Guaranty acquisition as well as strong organic growth of 10.4% during 2019. The average rate on the Company’s deposits increased by 32 basis points to 1.48% for 2019 compared to 1.16% for 2018. This increase in cost of funds primarily resulted from higher rates offered on commercial money market accounts, checking accounts and promotional certificates of deposit during the majority of 2019 due to competition in our markets but also due in part to increased interest rates on deposit products tied to Fed Funds rates.
Interest expense on FHLB advances for 2019 decreased by $91 thousand, or 0.9%, due primarily to a decrease in average balance of such advances over the period, from $515.5 million in 2018 to $464.4 million in 2019, resulting from the use of short-term FHLB advances as needed for liquidity and to fund mortgage warehouse purchase loans as well as rate decreases during the last half of 2019 on short-term FHLB advances.
Interest expense on other borrowings and repurchase agreements for 2019 increased by $3.2 million, or 38.0% from 2018, primarily as a result of the interest expense recognized on $40 million subordinated debentures acquired in the Guaranty transaction as well as interest expense related to the Company's revolving line of credit with an average year to date outstanding balance of $21.6 million.
Interest expense on junior subordinated debentures increased $1.4 million, or 88.2% from the prior year due to $25.8 million in junior subordinated debentures assumed in the Guaranty transaction offset by lower effective interest rates on these instruments in 2019.
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
Loans are charged-off against the allowance for loan losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the provision for loan losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the determination.
The Company increased its allowance for loan losses to $51.5 million at December 31, 2019, by making provisions for loan losses totaling $14.8 million during the year ended December 31, 2019. This is an increase of $4.9 million, or 50.2% in provision expense compared to total provision expense of $9.9 million made by the Company in 2018. Provision expense is primarily reflective of organic loan growth and net charge-offs during the year. The increased provision from prior year was due to higher net charge-offs totaling $8.1 million in 2019, which is 0.07% of the Company's average loans outstanding during the period. The 2019 charge-offs were primarily related to partial charge-offs of two commercial credit relationships totaling $5.6 million.
The balance of the provision for loan losses was made based on the Company’s assessment of the credit quality of the Company’s loan portfolio and in view of the amount of the Company’s net charge-offs in that period. The Company did not make any provision for loan losses with respect to the loans acquired in the Guaranty acquisition completed on January 1, 2019 because, in accordance with acquisition accounting standards, the Company recorded the loans acquired in the acquisition at fair value without a reserve and determined that the Company’s fair value adjustments appropriately reflected the probability of losses on those loans as of the acquisition date. Company does not believe there has been any material deterioration of credit of these acquired loans since the acquisition. As of December 31, 2019, the discount on acquired loans totaled $93.6 million.
See Note 1, Summary of Significant Accounting Policies, and Note 6, Loans, net and Allowance for Loan Losses, in the accompanying notes to the consolidated financial statements included elsewhere in this report.

Noninterest Income
The following table sets forth the major components of noninterest income for the years ended December 31, 2019 and 2018 and the period-over-period variations in such categories of noninterest income:

	For the Years Ended December 31,		Variance		For the Years Ended December 31,		Variance
(dollars in thousands)	2019	2018	2019 v. 2018		2018	2017	2018 v. 2017
Noninterest income:
Service charges on deposit accounts	$24,500	$14,224	$10,276	72.2%	$14,224	$12,955	$1,269	9.8%
Investment management and trust	9,330	—	9,330	100.0	—	—	—	—
Mortgage banking revenue	15,461	15,512	(51)	(0.3)	15,512	13,755	1,757	12.8
Gain on sale of loans	6,779	—	6,779	100.0	—	351	(351)	(100.0)
Gain on sale of branches	1,549	—	1,549	100.0	—	2,917	(2,917)	(100.0)
Gain on sale of trust business	1,319	—	1,319	100.0	—	—	—	—
Gain (loss) on sale of other real estate	875	269	606	N/M	269	(160)	429	N/M
Gain on sale of repossessed assets	—	—	—	—	—	1,010	(1,010)	(100.0)
Gain (loss) on sale of securities available for sale	275	(581)	856	N/M	(581)	124	(705)	N/M
(Loss) gain on sale of premises and equipment	(585)	123	(708)	N/M	123	(21)	144	N/M
Increase in cash surrender value of BOLI	5,525	3,170	2,355	74.3	3,170	2,748	422	15.4
Other	13,148	9,507	3,641	38.3	9,507	7,608	1,899	25.0
Total noninterest income	$78,176	$42,224	$35,952	85.1%	$42,224	$41,287	$937	2.3%
____________
N/M - Not meaningful
Noninterest income increased $36.0 million, or 85.1%, to $78.2 million for the year ended 2019 from $42.2 million for the year ended 2018. Significant changes in the components of noninterest income are discussed below.

Service charges.  Service charges on deposit accounts increased $10.3 million, or 72.2%, for the year ended December 31, 2019, as compared to the same period in 2018. The increase in service charges reflects an increase in deposit accounts due to the acquisition of Guaranty in January 2019 as well as a full year of service charges on the deposits acquired in the 2018 Integrity acquisition.
Investment management and trust. The wealth management subsidiary and trust division were acquired in the Guaranty transaction on January 1, 2019.
Gain on sale of loans. The Company recognized a net gain of $6.8 million for the year ended December 31, 2019 resulting from sales of consumer and residential mortgage loan pools acquired in the Guaranty transaction.
Gain on sale of branch. The Company recognized a net gain of $1.5 million for the year ended December 31, 2019 resulting from the sale of a branch during third quarter 2019.
Gain on sale of trust business. The Company recognized a net gain of $1.3 million for the year ended December 31, 2019 from the sale of the trust business in October 2019. The trust business was acquired with the Guaranty transaction.
Increase in cash surrender value of bank owned life insurance. The cash surrender value of bank owned life insurance increased $2.4 million, or 74.3% from $3.2 million in 2018 to $5.5 million in 2019. The increase is a result of $81 million in policies acquired in the Guaranty transaction as well as a full year of income on policies from the 2018 Integrity acquisition.
Other noninterest income. Other noninterest income increased $3.6 million, or 38.3%, for the year ended December 31, 2019 compared to the same period in 2018. The net increase is primarily due to the additional accounts acquired in the Guaranty transaction as well as an increase in acquired loan recoveries, swap dealer income and mortgage warehouse fees during 2019 offset by lower earnings credits on correspondent bank accounts.
Noninterest Expense
Noninterest expense increased $123.2 million, or 62.1%, to $321.9 million for the year ended 2019 from $198.6 million for the year ended 2018. The increase from 2018 to 2019 is primarily due to increases in salaries and benefits expenses, occupancy, data processing expenses, communications expense, impairment of other real estate, amortization of intangibles, acquisition expense and other noninterest expenses. The increases primarily reflect increased expenses related to the Guaranty acquisition completed on January 1, 2019, a full year of expenses related to the Integrity acquisition completed on June 1, 2018 as well as organic growth within the Company.

The following table sets forth the major components of the Company’s noninterest expense for the years ended December 31, 2019 and 2018 and the period-over-period variations in such categories of noninterest expense:

	For the Years Ended December 31,		Variance		For the Years Ended December 31,		Variance
(dollars in thousands)	2019	2018	2019 v. 2018		2018	2017	2018 v. 2017
Noninterest expense:
Salaries and employee benefits	$162,683	$111,697	$50,986	45.6%	$111,697	$95,741	$15,956	16.7%
Occupancy	37,654	24,786	12,868	51.9	24,786	22,079	2,707	12.3
Data processing	17,103	10,754	6,349	59.0	10,754	8,597	2,157	25.1
FDIC assessment	1,065	3,306	(2,241)	(67.8)	3,306	4,311	(1,005)	(23.3)
Advertising and public relations	2,527	1,907	620	32.5	1,907	1,452	455	31.3
Communications	5,145	3,353	1,792	53.4	3,353	2,860	493	17.2
Other real estate owned expenses, net	418	318	100	31.4	318	304	14	4.6
Impairment of other real estate	1,801	85	1,716	N/M	85	1,412	(1,327)	(94.0)
Amortization of other intangible assets	12,880	5,739	7,141	124.4	5,739	4,639	1,100	23.7
Professional fees	7,936	4,556	3,380	74.2	4,556	4,564	(8)	(0.2)
Acquisition expense, including legal	33,445	6,157	27,288	443.2	6,157	12,898	(6,741)	(52.3)
Other	39,207	25,961	13,246	51.0	25,961	17,956	8,005	44.6
Total noninterest expense	$321,864	$198,619	$123,245	62.1%	$198,619	$176,813	$21,806	12.3%
____________
N/M - not meaningful
Salaries and employee benefits.  Salaries and employee benefits expense, which historically has been the largest component of the Company’s noninterest expense, increased $51.0 million, or 45.6%, for the year ended December 31, 2019, compared to the year ended December 31, 2018. The increase is primarily due to additional headcount related to the Guaranty acquisition as well as organic growth during the year. Additionally, severance and retention payments were made totaling $5.7 million related primarily to the Guaranty transaction but also related to our branch restructuring and trust business sale. In addition, there was a $3.0 million expense related to the separation arrangement with a former executive officer that occurred during the fourth quarter of 2019. The increase is also a result of a full year of expense in 2019 compared to seven months in 2018 related to the Integrity acquisition as well as a full year of expense related to the increase in 401(k) contribution match, which changed mid-year 2018 resulting from a modification to the Company's plan.
Occupancy expense. Occupancy expense increased $12.9 million, or 51.9%, for the year ended December 31, 2019, compared to the year ended December 31, 2018. The increase is primarily reflective of 32 additional branches acquired in the Guaranty transaction as well as the new corporate headquarters being placed into service during the second quarter of 2019.
Data processing. Data processing fees increased $6.3 million, or 59.0%, for the year ended December 31, 2019, compared to the same period in 2018. The increase over the same prior period is reflective of increased costs due to the additional accounts, employees and locations added related to the Guaranty acquisition during 2019 as well as a full year of cost related to Integrity in 2019 compared to seven months in 2018.
FDIC assessment.  FDIC assessment expense decreased $2.2 million, or 67.8%, for the year ended December 31, 2019, compared to the same period in 2018. The decrease is due to primarily as a result of a $3.2 million Small Bank Assessment Credit recorded in third quarter 2019.
Communications. Communications expense increased $1.8 million, or 53.4% for the year ended December 31, 2019 over the same period in 2018. The increase was primarily due to higher data line expense related to the additional branches and accounts acquired in the Guaranty acquisition.
Impairment of other real estate. Other real estate impairments were higher in 2019 primarily due to writedowns taken on branch locations closed and moved to other real estate owned as part of our branch restructuring in 2019.
Other intangible assets amortization. Other intangible assets amortization increased $7.1 million, or 124.4%, for the year ended December 31, 2019 compared to the same period in 2018. The increase is due to the increase of $71.5 million in core deposit and customer intangibles recorded in connection with the acquisition of Guaranty.

Professional fees. Professional fees increased $3.4 million, or 74.2%, for the year ended December 31, 2019 compared to the same period in 2018. The increase is primarily due to higher audit costs, higher legal expenses related to ongoing acquired litigation and increased consulting expenses related to various projects and new system implementations.
Acquisition expense.  Acquisition expense is primarily legal, advisory and accounting fees associated with services to facilitate the acquisition of other banks. Acquisition expenses also include data processing conversion costs and contract termination costs. Total acquisition expenses for the year ended December 31, 2019, increased $27.3 million, or 443.2% over the same period in 2018. The increase in acquisition expenses is primarily due to $8.7 million in change in control payments to Guaranty executives in the first quarter of 2019 as well as an increase in professional fees, Guaranty conversion-related expenses and contract termination fees, including $6.9 million related to Guaranty's debit card provider expensed in the third quarter of 2019 and $5.8 million related to the announced merger of equals with Texas Capital Bancshares, Inc., primarily for investment banker and due diligence-related costs.
Other.  Other noninterest expense for the year ended December 31, 2019 increased by $13.2 million, or 51.0%, compared to the same period in 2018. The increase in noninterest expense primarily reflects the additional headcount, branch locations and accounts acquired in the Guaranty transaction but also due to higher deposit- and loan-related expenses for the year over year period. In addition, we recorded a $1.4 million loss contingency reserve related to chargebacks on a merchant card deposit account acquired with Guaranty during second quarter 2019 as well as $1.2 million in impairments on other assets related to a CRA SBIC fund and a lease right of use asset on a closed branch recorded in third quarter 2019.
Income Tax Expense
Income tax expense was $53.5 million for the year ended December 31, 2019, which is an effective tax rate of 21.7%. Income tax expense was $31.7 million for the year ended December 31, 2018, which is an effective tax rate of 19.8%. The higher effective tax rates in 2019 are due to $1.4 million in deductibility limitations related to the change in control payments made to Guaranty employees and nondeductible acquisition expenses in addition to increased state income tax expense.
No valuation allowance for deferred tax assets was recorded at December 31, 2019 and 2018, as management believes it is more likely than not that all of the deferred tax assets will be realized.

Quarterly Financial Information
The following table presents certain unaudited consolidated quarterly financial information regarding the Company’s results of operations for the quarters ended December 31, September 30, June 30 and March 31 in the years ended December 31, 2019 and 2018. This information should be read in conjunction with the Company’s consolidated financial statements as of and for the years ended December 31, 2019 and 2018 appearing elsewhere in this Annual Report on Form 10-K.

	Quarter Ended 2019
	December 31	September 30	June 30	March 31
(dollars in thousands, except per share data)	(unaudited)
Interest income	$164,386	$165,307	$167,663	$155,576
Interest expense	36,317	39,914	38,020	33,924
Net interest income	128,069	125,393	129,643	121,652
Provision for loan losses	1,609	5,233	4,739	3,224
Net interest income after provision for loan losses	126,460	120,160	124,904	118,428
Noninterest income	18,229	27,324	16,199	16,424
Noninterest expense	80,343	76,948	77,978	86,595
Income before income taxes	64,346	70,536	63,125	48,257
Provision for income taxes	14,110	14,903	13,389	11,126
Net income	$50,236	$55,633	$49,736	$37,131
Comprehensive income	$49,606	$58,450	$63,388	$48,907
Basic earnings per share	$1.17	$1.30	$1.15	$0.85
Diluted earnings per share	1.17	1.30	1.15	0.85

	Quarter Ended 2018
	December 31	September 30	June 30	March 31
(dollars in thousands, except per share data)	(unaudited)
Interest income	$112,805	$109,289	$97,082	$88,114
Interest expense	25,697	23,021	18,173	14,147
Net interest income	87,108	86,268	78,909	73,967
Provision for loan losses	2,910	1,525	2,730	2,695
Net interest income after provision for loan losses	84,198	84,743	76,179	71,272
Noninterest income	9,887	12,749	10,133	9,455
Noninterest expense	51,848	52,655	49,158	44,958
Income before income taxes	42,237	44,837	37,154	35,769
Provision for income taxes	8,273	9,141	7,519	6,805
Net income	$33,964	$35,696	$29,635	$28,964
Comprehensive income	$39,879	$31,633	$28,644	$20,518
Basic earnings per share	$1.11	$1.17	$1.02	$1.02
Diluted earnings per share	1.11	1.17	1.02	1.02

Discussion and Analysis of Financial Condition
The following discussion and analysis of the Company’s financial condition discusses and analyzes the financial condition of the Company as of December 31, 2019 and 2018 and certain changes in that financial condition from December 31, 2018 to December 31, 2019.
Assets
The Company's total assets increased by $5.1 billion, or 51.9%, to $15.0 billion as of December 31, 2019 from $9.8 billion at December 31, 2018 due to the Guaranty acquisition and organic growth during the period.
Loan Portfolio
The Company’s loan portfolio is the largest category of the Company’s earning assets. The following table presents the balance and associated percentage of each major category in the Company’s loan portfolio as of December 31, 2019, 2018, 2017, 2016 and 2015:

	2019		2018		2017		2016		2015
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial (1)	$2,482,356	21.3%	$1,361,104	17.2%	$1,059,984	16.3%	$630,805	13.7%	$731,818	18.3%
Real estate:
Commercial	5,872,653	50.4	4,141,356	52.3	3,369,892	51.7	2,459,221	53.7	1,949,734	48.7
Commercial construction, land and land development	1,236,623	10.6	905,421	11.4	744,868	11.5	531,481	11.6	419,611	10.5
Residential (2)	1,550,872	13.3	1,082,248	13.7	931,495	14.3	644,340	14.1	620,289	15.5
Single-family interim construction	378,120	3.2	331,748	4.2	289,680	4.4	235,475	5.1	187,984	4.7
Agricultural	97,767	0.9	66,638	0.8	82,583	1.3	53,548	1.2	50,178	1.3
Consumer	32,603	0.3	31,759	0.4	34,639	0.5	27,530	0.6	41,966	1.0
Other	621	—	253	—	304	—	166	—	124	—
	11,651,615	100.0%	7,920,527	100.0%	6,513,445	100.0%	4,582,566	100.0%	4,001,704	100.0%
Deferred loan fees	(1,695)		(3,303)		(2,568)		(2,117)		(1,553)
Allowance for loan losses	(51,461)		(44,802)		(39,402)		(31,591)		(27,043)
Total loans, net	$11,598,459		$7,872,422		$6,471,475		$4,548,858		$3,973,108
____________

(1)	Includes mortgage warehouse purchase loans of $687.3 million, $170.3 million $164.7 million, $0 and $0 at December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

(2)	Includes loans held for sale of $35.6 million, $32.7 million, $39.2 million, $9.8 million and $12.3 million at December 31, 2019, 2018, 2017, 2016 and 2015, respectively.
As of December 31, 2019, the Company's loan portfolio, net of the allowance for loan losses and deferred fees, totaled $11.6 billion, which is an increase of 47.3% over total net loans at December 31, 2018 and for which the majority of the increase was due to $2.8 billion acquired in the Guaranty acquisition and the remaining was organic loan growth during the year.
The principal categories of the Company’s loan portfolio are discussed below:
Commercial loans. The Company provides a mix of variable and fixed rate commercial loans. The loans are typically made to small-and medium-sized manufacturing, wholesale, retail, energy related service businesses and medical practices for working capital needs and business expansions. Commercial loans generally include lines of credit and loans with maturities of five years or less. The loans are generally made with operating cash flows as the primary source of repayment, but may also include collateralization by inventory, accounts receivable, equipment and/or personal guarantees. Additionally, our commercial loan portfolio includes loans made to customers in the energy industry, which is a complex, technical and cyclical industry. Experienced bankers with specialized energy lending experience originate our energy loans. Companies in this industry produce, extract, develop, exploit and explore for oil and natural gas. Loans are primarily collateralized with proven producing oil and gas reserves based on a technical evaluation of these reserves. The Company has a mortgage warehouse purchase program providing mortgage inventory financing for residential mortgage loans originated by mortgage banker clients across a broad geographic scale. Proceeds from the sale of mortgages is the primary source of repayment for warehouse inventory financing via approved investor takeout commitments. These loans are reported as commercial loans since the loans are secured by notes receivable, not real estate. The mortgage warehouse purchase loans outstanding totaled $687.3 million, as of December 31, 2019 and $170.3 million, as of December 31, 2018.
The Company’s commercial loan portfolio increased $1.1 billion, or 82.4%, to $2.5 billion as of December 31, 2019, from $1.4 billion as of December 31, 2018. The increase in this portfolio type for the current year is primarily due to loans acquired in the Guaranty acquisition as well as organic loan growth, including an increase in the warehouse portfolio for the year over year period.
Commercial real estate loans. The Company’s commercial real estate loans generally are used by customers to finance their purchase of office buildings, retail centers, medical facilities and mixed-use buildings. Approximately 30% and 33% of the Company’s commercial real estate loans as of December 31, 2019 and 2018, respectively, were owner-occupied. Such loans generally involve less risk than loans on investment property. The Company expects that commercial real estate loans will continue to be a significant portion of the Company’s total loan portfolio and an area of emphasis in the Company’s lending operations.
Commercial real estate loans increased $1.7 billion, or 41.8%, to $5.9 billion as of December 31, 2019 from $4.1 billion as of December 31, 2018. The increase was due to the loans added in the Guaranty acquisition as well as organic loan growth in this loan type during the year.
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
Commercial construction, land and land development loans increased $331.2 million, or 36.6% to $1.2 billion at December 31, 2019 from $905.4 million at December 31, 2018, due to the addition of the loans acquired through Guaranty and through organic loan growth in this type of loan.
Residential Real Estate Loans. The Company’s residential real estate loans, excluding mortgage loans held for sale, are primarily made with respect to and secured by single-family homes, which are both owner-occupied and investor owned and include a limited amount of home equity loans, with a relatively small average loan balance spread across many individual borrowers. The Company offers a variety of mortgage loan portfolio products which generally are amortized over five to thirty years. Loans collateralized by 1-4 family residential real estate generally have been originated in amounts of no more than 80% of appraised value. The Company requires mortgage title insurance and hazard insurance. The Company retains the majority of these portfolio loans for its own account rather than selling them into the secondary market. By doing so, the Company incurs interest rate risk as well as the risks associated with nonpayments on such loans. The Company’s loan portfolio also includes a number of multi-family housing real estate loans. The Company expects that the Company will continue to make residential real estate loans, with an emphasis on single-family housing loans, so long as housing values in the Company’s markets do not deteriorate from current prevailing levels and the Company is able to make such loans consistent with the Company’s current credit and underwriting standards.
The Company’s residential real estate loan portfolio grew by $468.6 million, or 43.3%, to a balance of $1.6 billion as of December 31, 2019 from $1.1 billion as of December 31, 2018. The increase in this category was due to both organic loan growth and loans acquired in the Guaranty transaction.
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
The balance of single-family interim construction loans in the Company’s loan portfolio increased by $46.4 million, or 14.0%, to $378.1 million as of December 31, 2019 from $331.7 million as of December 31, 2018. The increase during the year was due to both organic growth and loans acquired in the Guaranty transaction.

Other Categories of Loans. Other categories of loans included in the Company’s loan portfolio include agricultural loans made to farmers and ranchers relating to their operations and consumer loans made to individuals for personal purposes, including automobile purchase loans and personal loans. None of these categories of loans represents more than 1% of the Company’s total loan portfolio as of December 31, 2019 and 2018 and such categories continue to be a very small percentage of the Company's total loan portfolio.
The following table sets forth the contractual maturities, including scheduled principal repayments, of the Company’s loan portfolio (which includes balloon notes) and the distribution between fixed and adjustable interest rate loans as of December 31, 2019:

	Within One Year		One Year to Five Years		After Five Years		Total
(dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate
Commercial	$831,364	$431,455	$358,848	$521,844	$137,841	$201,004	$1,328,053	$1,154,303
Real estate:
Commercial real estate	443,549	117,668	2,246,171	722,085	702,946	1,640,234	3,392,666	2,479,987
Commercial construction, land and land development	96,172	161,856	321,541	384,541	43,447	229,066	461,160	775,463
Residential real estate	103,287	34,314	496,798	43,790	404,976	467,707	1,005,061	545,811
Single-family interim construction	60,926	190,582	17,604	33,982	57,930	17,096	136,460	241,660
Agricultural	12,929	14,805	33,486	5,379	8,312	22,856	54,727	43,040
Consumer	6,015	7,744	14,779	2,798	816	451	21,610	10,993
Other	621	—	—	—	—	—	621	—
Total loans	$1,554,863	$958,424	$3,489,227	$1,714,419	$1,356,268	$2,578,414	$6,400,358	$5,251,257
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
The Company discontinues accruing interest on a loan when management of the Company believes, after considering the Company’s collection efforts and other factors, that the borrower’s financial condition is such that collection of interest of that loan is doubtful. Loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans, including troubled debt restructurings, that are placed on nonaccrual status or charged off is reversed against interest income. Cash collections on nonaccrual loans are generally credited to the loan receivable balance, and no interest income is recognized on those loans until the principal balance has been collected. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The Company did not make any changes in the Company’s nonaccrual policy during the years of 2019 or 2018.
Placing a loan on nonaccrual status has a two-fold impact on net interest earnings. First, it may cause a charge against earnings for the interest which had been accrued in the current year but not yet collected on the loan. Second, it eliminates future interest income with respect to that particular loan from the Company’s revenues. Interest on such loans are not recognized until the entire principal is collected or until the loan is returned to performing status.
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

	As of December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Nonaccrual loans
Commercial	$3,130	$5,224	$10,304	$7,718	$7,366
Real estate:
Commercial real estate, construction, land and land development	6,461	1,329	2,716	5,885	591
Residential real estate	1,820	1,775	998	866	552
Single-family interim construction	—	3,578	—	884	—
Agricultural	114	—	—	—	170
Consumer	22	32	55	273	111
Total nonaccrual loans (1)	11,547	11,938	14,073	15,626	8,790
Loans delinquent 90 days or more and still accruing
Commercial	14,529	—	8	—	—
Real estate:
Commercial real estate, construction, land and land development	—	—	120	—	—
Residential real estate	—	—	8	—	—
Consumer	—	5	—	—	—
Total loans delinquent 90 days or more and still accruing	14,529	5	136	—	—
Troubled debt restructurings, not included in nonaccrual loans
Commercial	—	114	—	1	16
Real estate:
Commercial real estate, construction, land and land development	352	405	455	1,204	3,480
Residential real estate	188	168	730	1,011	2,574
Consumer	—	—	20	—	—
Total troubled debt restructurings, not included in nonaccrual loans	540	687	1,205	2,216	6,070
Total nonperforming loans	26,616	12,630	15,414	17,842	14,860
Other real estate owned and other repossessed assets (Bank only):
Commercial	—	—	—	—	1,050
Commercial real estate, construction, land and land development	4,819	4,200	5,400	783	2,168
Residential real estate	—	—	764	1,189	—
Single-family interim construction	—	—	963	—	—
Consumer	114	114	114	4	14
Total other real estate owned and other repossessed assets	4,933	4,314	7,241	1,976	3,232
Total nonperforming assets	$31,549	$16,944	$22,655	$19,818	$18,092
Ratio of nonperforming loans to total loans (2)	0.24%	0.16%	0.24%	0.39%	0.37%
Ratio of nonperforming assets to total assets	0.21	0.17	0.26	0.34	0.36
____________

(1)
Nonaccrual loans include troubled debt restructurings of $668 thousand, $506 thousand, $1.0 million, $209 thousand and $621 thousand as of December 31, 2019, 2018, 2017, 2016 and 2015, respectively and excludes loans acquired with deteriorated credit quality of $10.9 million, $7.0 million $7.9 million, $1.0 million and $0 as of December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

(2)	Excluding mortgage warehouse purchase loans of $687.3 million, $170.3 million, $164.7 million, $0 and $0 as of December 31, 2019, 2018 and 2017, 2016 and 2015, respectively.
The Company had $11.5 million and $11.9 million in loans on nonaccrual status (excluding loans acquired with deteriorated credit quality) as of December 31, 2019 and 2018, respectively. The decrease from December 31, 2018 to December 31, 2019 was primarily due to a $2.9 million partial charge-off on a commercial energy loan relationship and a $3.2 million pay-off of a single-family interim construction loan offset by nonaccrual loan additions of three commercial real estate loans totaling $5.3 million during the year.
The Company did not recognize any interest income on nonaccrual loans during 2019 or 2018 while the loans were in nonaccrual status. The amount of interest the Company included in the Company’s net interest income for the years ended 2019 and 2018 with respect to nonperforming loans was $901 thousand and $248 thousand, respectively. Additional interest income that the Company would have recognized on these nonperforming loans had they been current in accordance with their original terms was $481 thousand and $707 thousand during the years ended 2019 and 2018, respectively.
Loans delinquent 90 days or more and still accruing increased to $14.5 million as of December 31, 2019. The increase was due to a $14.5 million commercial energy loan that had matured and was pending workout at the end of fourth quarter 2019.
As of December 31, 2019, the Company had a total of 84 substandard and doubtful loans with an aggregate principal balance of $53.5 million that were not currently impaired loans or purchase credit impaired loans, nonaccrual loans, 90 days past due loans or troubled debt restructurings, but where the Company had information about possible credit problems of the borrowers that caused the Company’s management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that could result in those loans becoming nonaccrual loans, 90 days past due loans or troubled debt restructurings in the future.
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
As of December 31, 2019, the Company had other real estate owned and other repossessed assets of $4.9 million, which is an increase from the balance of $4.3 million for prior year. The increase is primarily due to $3.1 million of additions related to three former branch properties closed in second quarter as part of the announced footprint consolidation, offset by the dispositions of two properties totaling $2.2 million from the year over year period.
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
Analysis of the Allowance for Loan Losses. The following table sets forth the allowance for loan losses by category of loan:

	As of December 31,
	2019		2018		2017		2016		2015
(dollars in thousands)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Commercial loans	$12,844	21.3%	$11,793	17.2%	$10,599	16.3%	$8,593	13.7%	$10,573	18.3%
Real estate:
Commercial real estate, construction, land and land development	33,085	61.0	27,795	63.7	23,301	63.2	18,399	65.3	13,007	59.2
Residential real estate	3,678	13.3	3,320	13.7	3,447	14.3	2,760	14.1	2,339	15.5
Single-family interim construction	1,606	3.2	1,402	4.2	1,583	4.4	1,301	5.1	769	4.7
Agricultural	332	0.9	241	0.8	250	1.3	207	1.2	215	1.3
Consumer	226	0.3	186	0.4	205	0.5	242	0.6	164	1.0
Other	5	—	3	—	(32)	—	29	—	8	—
Unallocated	(315)	—	62	—	49	—	60	—	(32)	—
Total allowance for loan losses	$51,461	100.0%	$44,802	100.0%	$39,402	100.0%	$31,591	100.0%	$27,043	100.0%
____________

(1)	Represents the percentage of Independent’s total loans included in each loan category.
As of December 31, 2019, the allowance for loan losses amounted to $51.5 million, or 0.47%, of total loans held for investment, excluding mortgage warehouse purchase loans, compared with $44.8 million, or 0.58%, as of December 31, 2018. The dollar increase during 2019 is primarily due to additional general reserves for organic loan growth. The decrease in the allowance for loan losses as a percentage of loans from prior year reflects loans acquired in the Guaranty transaction that were recorded at fair value without an allowance at acquisition. As of December 31, 2019, the discount on acquired loans totaled $93.6 million compared to $25.2 million as of December 31, 2018.
The allowance for loan losses as a percentage of nonperforming loans decreased from 354.73% at December 31, 2018, to 193.35% at December 31, 2019, due to increase in total nonperforming loans primarily resulting from the $14.5 million commercial energy loan that had matured and pending workout as of year-end as discussed above under the nonperforming asset section. As of December 31, 2019, the Company had made a specific allowance for loan losses of $358 thousand for impaired loans totaling $12.1 million, compared with a specific allowance of $2.7 million for impaired loans totaling $14.6 million as of December 31, 2018. The decrease in specific reserves was due primarily to a partial charge-off of $1.5 million on a commercial energy loan relationship in addition to the removal of a $1.0 million specific reserve on another commercial energy loan due to a settlement pay-off and resulting $827 thousand charge-off. The decrease in impaired loans during 2019 was primarily due to a $2.9 million partial charge-off on the energy relationship noted above with the specific reserve of $1.5 million, the settlement pay-off of a $1.9 million energy loan noted above, as well as pay-offs totaling $4 million for a single-family interim construction loan and a commercial loan, offset by the additions of a commercial loan and two commercial real estate loans totaling $6.3 million.
Although the allowance for loan losses to nonperforming loans has decreased significantly over the periods presented in the Company’s consolidated financial statements appearing in this Annual Report on Form 10-K, the Company believes the allowance is appropriate and has been derived from consistent application of its methodology. The allowance is primarily related to loans evaluated collectively and will continue to increase as the Company’s loan portfolio grows. Additional provision expense will vary depending on future credit quality trends within the portfolio. Refer to Note 1, Summary of

Significant Accounting Policies, and Note 6, Loans, Net and Allowance for Loan Losses, in the notes to the Company's audited consolidated financial statements included elsewhere in this report for additional details of the allowance for loan losses.
The following table provides an analysis of the provisions for loan losses, net charge-offs and recoveries for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 and the effects of those items on the Company’s allowance for loan losses:

	As of and for the Years Ended December 31,
(dollars in thousands)	2019	2018	2017	2016	2015
Allowance for loan losses-balance at beginning of year	$44,802	$39,402	$31,591	$27,043	$18,552
Charge-offs
Commercial	(7,709)	(3,863)	(81)	(4,384)	(606)
Real estate:
Commercial real estate, construction, land and land development	(3)	(435)	(15)	(54)	(69)
Residential real estate	(140)	(6)	—	(401)	(9)
Single-family interim construction	(3)	—	(134)	—	—
Consumer	(79)	(93)	(182)	(27)	(52)
Other	(430)	(228)	(190)	(104)	(124)
Total charge-offs	(8,364)	(4,625)	(602)	(4,970)	(860)

Recoveries
Commercial	90	84	28	13	28
Real estate:
Commercial real estate, construction, land and land development	4	20	31	10	42
Residential real estate	—	3	4	12	5
Consumer	48	5	46	8	14
Other	76	53	39	35	31
Total recoveries	218	165	148	78	120
Net charge-offs	(8,146)	(4,460)	(454)	(4,892)	(740)
Provision for loan losses	14,805	9,860	8,265	9,440	9,231
Allowance for loan losses-balance at end of year	$51,461	$44,802	$39,402	$31,591	$27,043
Ratios
Net charge-offs to average loans outstanding	0.07%	0.06%	0.01%	0.12%	0.02%
Allowance for loan losses to nonperforming loans at end of year	193.35	354.73	255.62	177.06	181.99
Allowance for loan losses to total loans at end of year (1)	0.47	0.58	0.62	0.69	0.68
____________

(1)	Calculation excludes loans held for sale and mortgage warehouse purchase loans from total loans.
The Company’s ratio of allowance to loan losses to total loans as of December 31, 2019 was 0.47%, down slightly from 0.58% at December 31, 2018. The decrease in the allowance for loan losses as a percentage of loans from prior year reflects that loans acquired in the Guaranty transaction were recorded at fair value without an allowance at acquisition date. The ratio of net charge-offs to average loans outstanding during the year ended December 31, 2019 increased to 0.07% from 0.06% for the year ended December 31, 2018. The increase in charge-offs during 2019 was primarily related to energy charge-offs.

Securities Available for Sale
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit, interest rate and duration risk. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions. The following table sets forth the book value, which is equal to fair market value because all investment securities the Company held were classified as available for sale as of the applicable date, and the percentage of each category of securities as of December 31, 2019, 2018 and 2017:

	As of December 31,
	2019		2018		2017
(dollars in thousands)	Book Value	% of Total	Book Value	% of Total	Book Value	% of Total
Securities available for sale
U.S. Treasury securities	$48,796	4.5%	$29,643	4.3%	$37,154	4.9%
Government agency securities	179,296	16.5	150,230	21.9	211,509	27.7
Obligations of state and municipal subdivisions	343,859	31.7	185,007	27.0	229,613	30.1
Corporate bonds	7,218	0.7	—	—	—	—
Residential pass-through securities	505,567	46.5	320,470	46.8	274,377	35.9
Other securities	1,200	0.1	—	—	10,349	1.4
Total securities available for sale	$1,085,936	100.0%	$685,350	100.0%	$763,002	100.0%
The Company recognized net gains on the sale of securities of $275 thousand for the year ended December 31, 2019 and net losses on the sale of securities of $581 thousand for the year ended December 31, 2018. Securities represented 7.3% and 7.0% of the Company’s total assets at December 31, 2019 and 2018, respectively.
Certain investment securities are valued at less than their historical cost. Management evaluates securities for other-than-temporary impairment (OTTI) on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation. Management does not intend to sell any debt securities it holds and believes the Company more likely than not will not be required to sell any debt securities it holds before their anticipated recovery, at which time the Company will receive full value for the securities. Management has the ability and intent to hold the securities classified as available for sale that were in a loss position as of December 31, 2019 for a period of time sufficient for an entire recovery of the cost basis of the securities. For those securities that are impaired, the unrealized losses are largely due to interest rate changes. The fair value is expected to recover as the securities approach their maturity date. Management believes any impairment in the Company’s securities at December 31, 2019 is temporary and no other-than-temporary impairment has been realized in the Company’s consolidated financial statements.

The following table sets forth the book value, scheduled maturities and weighted average yields for the Company’s investment portfolio as of December 31, 2019:

(dollars in thousands)	Book Value	% of Total Investment Securities	Weighted Average Yield
U.S. Treasury securities
Maturing within one year	$5,037	0.5%	1.54%
Maturing in one to five years	43,759	4.0	2.30
Maturing in five to ten years	—	—	—
Maturing after ten years	—	—	—
Total U.S. Treasury securities	$48,796	4.5%	2.22%

Government agency securities
Maturing within one year	$17,114	1.6%	1.87%
Maturing in one to five years	55,782	5.1	2.03
Maturing in five to ten years	60,070	5.5	2.69
Maturing after ten years	46,330	4.3	2.62
Total government agency securities	$179,296	16.5%	2.39%

Obligations of state and municipal subdivisions
Maturing within one year	$9,922	0.9%	2.16%
Maturing in one to five years	79,710	7.4	2.31
Maturing in five to ten years	105,517	9.7	2.49
Maturing after ten years	148,710	13.7	2.92
Total obligations of state and municipal subdivisions	$343,859	31.7%	2.62%

Corporate bonds
Maturing within one year	$2,015	0.2%	3.20%
Maturing in one to five years	5,203	0.5%	3.82
Maturing in five to ten years	—	—%	—
Maturing after ten years	—	—%	—
Total corporate bonds	$7,218	0.7%	3.64%

Residential pass through securities
Maturing within one year	$—	—%	—%
Maturing in one to five years	28,561	2.6	3.00
Maturing in five to ten years	111,626	10.3	2.55
Maturing after ten years	365,380	33.6	3.08
Total residential pass through securities	$505,567	46.5%	2.96%

Other securities
Maturing within one year	$—	—%	—%
Maturing in one to five years	450	—	2.44
Maturing in five to ten years	750	0.1	2.07
Maturing after ten years	—	—	—
Total other securities	$1,200	0.1%	2.25%
Total investment securities	$1,085,936	100.0%	2.73%

The following table summarizes the amortized cost of securities classified as available for sale and their approximate fair values as of the dates shown:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale
As of December 31, 2019
U.S. treasuries	$48,060	$743	$(7)	$48,796
Government agency securities	178,953	926	(583)	179,296
Obligations of state and municipal subdivisions	332,715	11,150	(6)	343,859
Corporate bonds	7,011	207	—	7,218
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	493,915	11,981	(329)	505,567
Other securities	1,200	—	—	1,200
	$1,061,854	$25,007	$(925)	$1,085,936
As of December 31, 2018
U.S. treasuries	$30,110	$—	$(467)	$29,643
Government agency securities	152,969	80	(2,819)	150,230
Obligations of state and municipal subdivisions	187,366	727	(3,086)	185,007
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	326,168	128	(5,826)	320,470
	$696,613	$935	$(12,198)	$685,350
As of December 31, 2017
U.S. treasuries	$37,480	$—	$(326)	$37,154
Government agency securities	213,649	83	(2,223)	211,509
Obligations of state and municipal subdivisions	228,782	2,118	(1,287)	229,613
Residential pass through securities guaranteed by FNMA, GNMA and FHLMC	274,356	1,229	(1,208)	274,377
Other securities	10,397	—	(48)	10,349
	$764,664	$3,430	$(5,092)	$763,002
The Company’s available for sale securities, carried at fair value, increased $400.6 million, or 58.4%, during 2019. The increase in 2019 was primarily due to the investments acquired in the Guaranty transaction.
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
Cash and Cash Equivalents
Cash and cash equivalents increased by $434.4 million, or 332.2% to $565.2 million at December 31, 2019 from $130.8 million at December 31, 2018. Cash and cash equivalent balances can vary due to cash needs and volatility of several large title company and commercial accounts. In addition, during the fourth quarter of 2018, the Company intentionally deployed its cash in an effort to limit growth and manage total assets under $10 billion through the end of 2018, thereby delaying the impact of the Durbin Amendment limitation on interchange income.
Goodwill
Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired. The Company’s total goodwill was $994.0 million at December 31, 2019 and $721.8 million as of December 31, 2018. The increase in the goodwill balance from December 31, 2018 to December 31, 2019 is a result of $272.2 million in goodwill recognized from the acquisition of Guaranty.

Liabilities
Total liabilities increased $4.4 billion, or 53.1%, to $12.6 billion as of December 31, 2019, from $8.2 billion as of December 31, 2018, primarily due to $3.1 billion in deposit accounts, $142.7 million in FHLB advances and $40.0 million in subordinated debt acquired in the Guaranty transaction in addition to $24.5 million in borrowings against the Company's unsecured revolving line of credit with an unrelated commercial bank and organic deposit growth of $1.1 billion.
Deposits
Deposits represent Independent Bank’s primary source of funds. The Company continues to focus on growing core deposits through the Company’s relationship driven banking philosophy and community-focused marketing programs.
Total deposits increased $4.2 billion, or 54.3%, to $11.9 billion as of December 31, 2019 from $7.7 billion as of December 31, 2018. The increase is primarily due to organic growth as well as $3.1 billion in deposit accounts acquired in the Guaranty transaction. Brokered deposits totaled $894.1 million and $356.3 million at December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, noninterest-bearing demand, interest-bearing checking, savings deposits and limited access money market accounts accounted for 84.7% and 85.5%, respectively, of the Company’s total deposits, while individual retirement accounts and certificates of deposit made up 15.3% and 14.5%, respectively, of total deposits. Noninterest-bearing demand deposits totaled $3.2 billion, or 27.1% of total deposits, as of December 31, 2019, compared with $2.1 billion, or 27.7% of total deposits, as of December 31, 2018. The total cost of deposits increased 25 basis points from 0.83% at December 31, 2018 to 1.08% at December 31, 2019. The average cost of interest-bearing deposits was 1.48% per annum for 2019 compared with 1.16% for 2018. The increase in cost of funds was due to higher rates offered on our deposits products which were tied to higher Fed Funds rates from the year over year period.
The following table summarizes the Company’s average deposit balances and weighted average rates for the periods presented:

	As of December 31,
	2019		2018		2017
(dollars in thousands)	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Deposit Type
Noninterest-bearing demand accounts	$3,139,805	—%	$2,052,675	—%	$1,671,872	—%
Interest-bearing checking accounts	3,953,986	1.12	2,943,519	0.90	2,630,477	0.51
Savings accounts	540,741	0.25	290,325	0.24	263,381	0.14
Limited access money market accounts	2,047,554	1.99	998,916	1.91	605,064	1.02
Certificates of deposit, including individual retirement accounts (IRA)	1,795,391	2.06	1,009,644	1.43	1,002,753	0.86
Total deposits	$11,477,477	1.08%	$7,295,079	0.83%	$6,173,547	0.46%
The following table sets forth the maturity of time deposits (including IRA deposits) of $100,000 or more as of December 31, 2019:

	Maturity within:
(dollars in thousands)	Three Months	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
Individual retirement accounts	$7,549	$7,112	$12,856	$9,572	$37,089
Certificates of deposit (excluding CDARS)	283,137	298,348	586,626	223,866	1,391,977
CDARS	13,562	16,563	5,622	9,282	45,029
Total	$304,248	$322,023	$605,104	$242,720	$1,474,095
Short-Term Borrowings
The Company’s deposits have historically provided the Company with a major source of funds to meet the daily liquidity needs of the Company’s customers and fund growth in earning assets. However, from time to time the Company may also engage in short-term borrowings. At December 31, 2019 and 2018, the Company had $124.5 million and $50.0 million, respectively, in short-term borrowings outstanding, of which $100.0 million and $50.0 million, at December 31, 2019 and 2018, respectively, were short-term FHLB advances and $24.5 million of which were borrowings against its revolving line of credit at December 31, 2019. These were recorded on the balance sheet under FHLB advances and other borrowings. The Company has not historically needed to engage in significant short-term borrowing through sources such as federal funds purchased, securities sold under agreements to repurchase or Federal Reserve Discount Window advances to meet the daily liquidity needs of the Company’s customers or fund growth in earning assets.
FHLB Advances
In addition to deposits, the Company utilizes FHLB advances either as a short-term funding source or a longer-term funding source and to manage the Company’s interest rate risk on the Company’s loan portfolio. FHLB advances can be particularly attractive as a longer-term funding source to balance interest rate sensitivity and reduce interest rate risk.
The Company’s FHLB borrowings totaled $325.0 million as of December 31, 2019, compared with $290.0 million as of December 31, 2018. The change in FHLB borrowings from prior year reflects the use of short-term FHLB advances as needed for liquidity and to fund mortgage warehouse purchase loans. As of December 31, 2019 and 2018, the Company had $3.7 billion and $2.0 billion, respectively, in unused and available advances from the FHLB. At December 31, 2019, the Company’s FHLB advances are collateralized by assets, including a blanket pledge of certain loans with a carrying value of $4.5 billion and FHLB stock. As of December 31, 2019 and 2018, the Company had $1.1 billion and $729.9 million, respectively, in undisbursed advance commitments (letters of credit) with the FHLB. The FHLB letters of credit were obtained in lieu of pledging securities to secure public fund deposits that are over the FDIC insurance limit. There were no disbursements against the advance commitments as of December 31, 2019 or 2018.
The following table provides a summary of the Company’s FHLB advances at the dates indicated:

	As of December 31,
(dollars in thousands)	2019	2018	2017
Fixed-rate, fixed term, at rates from 1.33% to 2.59%, with a weighted-average of 2.17% (maturing January 2020 through July 2021)	$325,000	$—	$—
Fixed-rate, fixed term, at rates from 1.02% to 2.59%, with a weighted-average of 2.17% (maturing January 2019 through July 2021)	—	290,000	—
Fixed-rate, fixed term, at rates from 1.02% to 5.57%, with a weighted-average of 1.43% (maturing January 2018 through January 2026)	—	—	530,667
As of December 31, 2019, the scheduled maturities of the Company’s FHLB advances were as follows (dollars in thousands):

Maturing Within	Principal Amount to Mature
As of December 31, 2019
First Year	$300,000
Second Year	25,000
Third Year	—
Fourth Year	—
Fifth Year	—
Thereafter	—
$325,000
Other Long-Term Indebtedness
As of December 31, 2019 and 2018, the Company had $177.8 million and $137.3 million, respectively, of long-term indebtedness (other than FHLB advances and junior subordinated debentures) outstanding, which included subordinated debentures. The increase from December 31, 2018 to December 31, 2019 was due to $40.0 million of subordinated debentures acquired in the Guaranty transaction as well as the discount accretion and origination fee amortization on the debentures.
As of December 31, 2019, the Company’s long-term gross indebtedness of $110 million, $40 million and $30 million will mature on August 1, 2024, July 20, 2026 and December 31, 2027, respectively, with the $40 million and $30 million debentures having an optional redemption date of July 20, 2021 and December 31, 2022, respectively.

Junior Subordinated Debentures
As of December 31, 2019 and 2018, the Company had outstanding an aggregate principal amount of $57.3 million and $31.6 million, respectively, of nine series of junior subordinated securities issued to nine unconsolidated subsidiary trusts. Each series of debentures was purchased by one of the trusts with the net proceeds of the issuance by such trust of floating rate trust preferred securities. These junior subordinated debentures are unsecured and will mature between March 2033 and September 2037. Each of the series of debentures bears interest at a per annum rate equal to three-month LIBOR plus a spread that ranges from 1.60% to 3.25%, with a weighted average rate of 4.46%. Interest on each series of these debentures is payable quarterly, although the Company may, from time to time defer the payment of interest on any series of these debentures. A deferral of interest payments would, however, restrict the Company’s right to declare and pay cash distributions, including dividends on the Company’s common stock, or making distributions with respect to any of the Company’s future debt instruments that rank equally or are junior to such debentures. The Company may redeem the debentures, which are intended to qualify as Tier 1 capital, at the Company’s option, subject to approval of the Federal Reserve.
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
Total stockholder’s equity was $2.3 billion at December 31, 2019, compared with $1.6 billion at December 31, 2018, an increase of approximately $733.3 million. The increase was primarily due to stock issued in the Guaranty acquisition for a total, net of offering costs, of $601.1 million. In addition, net income earned for the year totaling $192.7 million, stock based compensation of $7.8 million and an increase of $27.6 million in unrealized gain on available for sale securities offset by a cumulative adjustment for change in accounting principles of $926 thousand, stock repurchased by the Company totaling $51.7 million and dividends paid of $43.3 million.
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
In addition to the liquidity provided by the sources described above, the Company maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of December 31, 2019 and 2018 the Company had established federal funds lines of credit with various unaffiliated banks totaling $375 million and $365 million, respectively. Based on the values of stock, securities, and loans pledged as collateral, as of December 31, 2019 and 2018, the Company had additional borrowing capacity with the FHLB of $3.7 billion and $2.0 billion, respectively.
The Company also maintains a secured line of credit with the Federal Reserve Bank with an availability to borrow approximately $895.1 million and $738.9 million at December 31, 2019 and 2018, respectively. Approximately $1.2 billion and $978.3 million of commercial loans were pledged as collateral at December 31, 2019 and 2018, respectively. There were no borrowings against this line as of December 31, 2019 or 2018.
The Company also participates in an exchange that provides direct overnight borrowings with other financial institutions. The funds are provided on an unsecured basis. Borrowing availability totaled $484.0 million and $204.0 million at December 31, 2019 and 2018, respectively. There were no borrowings as of December 31, 2019 and 2018.
The Company has a $100 million unsecured revolving line of credit with an unrelated commercial bank. The line bears interest at LIBOR plus 1.75% and matured on January 17, 2020. As of December 31, 2019, the line had $24.5 million outstanding. As of December 31, 2018, there was no borrowings against the line. The Company is required to meet certain financial covenants on a quarterly basis, which includes maintaining $5 million in cash at Independent Bank Group and meeting minimum capital ratios and bears a non-usage fee of 0.30% per year on the unused commitment at the end of each fiscal quarter. On January 17, 2020, the line of credit was renewed. As of March 2, 2020, the Company had no borrowings against this line.
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
The Company is subject to the Basel III regulatory capital framework (the "Basel III Capital Rules"). The implementation of the capital conservation buffer was effective for the Company on January 1, 2016 at the 0.625% level and was phased-in over a four-year period increasing by 0.625% each year, until it reached 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company's ability to make capital distributions, including dividend payments and stock repurchases and to pay discretionary bonuses to executive officers.
In connection with the adoption of the Basel III Capital Rules, we elected to opt-out of the requirement to include most components of accumulated other comprehensive income in regulatory capital. Accordingly, amounts reported as accumulated other comprehensive income/loss related to securities available for sale do not increase or reduce regulatory capital and are not included in the calculation of risk-based capital and leverage ratios. Regulatory agencies for banks and bank holding companies utilize capital guidelines designed to measure capital and take into consideration the risk inherent in both on-balance sheet and off-balance sheet items. Please refer to Note 21, Regulatory Matters, in the notes to the Company's audited consolidated financial statements included elsewhere in this report for additional details.
The FDIC has promulgated regulations setting the levels at which an insured institution such as Independent Bank would be considered well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Independent Bank is considered well-capitalized for purposes of the applicable prompt corrective action regulations.
As of December 31, 2019 and 2018, the Company and Bank exceeded all capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below. The minimum required capital amounts presented as of December 31, 2019 include the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in.

	As of December 31, 2019
	Actual Consolidated	Actual Bank	Required Minimum Capital - Basel III Fully Phased-In	Required to be Considered Well Capitalized (Bank Only)
	Ratio	Ratio	Ratio	Ratio
Tier 1 capital to average assets ratio	9.32%	10.70%	4.00%	≥5.00%
Common equity tier 1 to risk-weighted assets ratio	9.76	11.70	7.00	≥6.50
Tier 1 capital to risk-weighted assets ratio	10.19	11.70	8.50	≥8.00
Total capital to risk-weighted assets ratio	11.83	12.11	10.50	≥10.00

	As of December 31, 2018
	Actual Consolidated	Actual Bank	Required Minimum Capital	Required to be Considered Well Capitalized (Bank Only)
	Ratio	Ratio	Ratio	Ratio
Tier 1 capital to average assets ratio	9.57%	10.91%	4.00%	≥5.00%
Common equity tier 1 to risk-weighted assets ratio	10.05	11.86	4.50	≥6.50
Tier 1 capital to risk-weighted assets ratio	10.41	11.86	6.00	≥8.00
Total capital to risk-weighted assets ratio	12.58	12.39	8.00	≥10.00
Share Repurchase Program. On October 24, 2018, the Company announced the reestablishment of its share repurchase program. The program authorizes the purchase by the Company of up to $75 million of its common stock and was authorized to continue through October 1, 2019. On October 17, 2019, the repurchase program was renewed and authorized to continue through December 31, 2020. Under the Basel III Capital Rules, the Company may not repurchase its common stock (or repurchase or redeem any of its preferred stock or subordinated notes) without the prior approval of the Federal Reserve Board. The Company has repurchased a total of 897,738 shares at a total cost of $49.0 million through March 2, 2020. Shares of Company stock repurchased to settle employee tax withholding related to vesting of stock awards during the period ended December 31, 2019 totaled 55,106 at a total cost of $2.6 million and were not included under this program. See Part II, Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, in this report for additional information.
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

The following table contains supplemental information regarding the Company’s total contractual obligations as of December 31, 2019:

(dollars in thousands)	Payments Due
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Deposits without a stated maturity	$10,111,420	$—	$—	$—	$10,111,420
Time deposits	1,531,507	277,555	20,854	—	1,829,916
FHLB advances	300,000	25,000	—	—	325,000
Subordinated debt	—	—	110,000	70,000	180,000
Junior subordinated debentures	—	—	—	57,324	57,324
Operating leases	5,964	10,774	7,650	8,454	32,842
Total contractual obligations	$11,948,891	$313,329	$138,504	$135,778	$12,536,502
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
See Note 13, Leases, in the accompanying notes to the Company's audited consolidated financial statements included elsewhere in this report for details of contractual lease obligations.
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
Commitments to extend credit were $2.3 billion and $1.8 billion, as of December 31, 2019 and 2018, respectively. Outstanding standby letters of credit were $23.4 million and $15.0 million, as of December 31, 2019 and 2018, respectively. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. The Company manages the Company’s liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that the Company will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.

The Company guarantees the distributions and payments for redemption or liquidation of the trust preferred securities issued by the Company’s wholly owned subsidiary trusts to the extent of funds held by the trusts. Although this guarantee is not separately recorded, the obligation underlying the guarantee is fully reflected on the Company’s consolidated balance sheets as junior subordinated debentures, which debentures are held by the Company’s subsidiary trusts. The junior subordinated debentures currently qualify as Tier 1 capital under the Federal Reserve capital adequacy guidelines. Refer to Note 12, Junior Subordinated Debentures, in the notes to the Company's audited consolidated financial statements included elsewhere in this report for additional details.
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
The Company’s interest rate risk model indicated that it was in a slightly asset sensitive position in terms of interest rate sensitivity as of December 31, 2019. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income based on the interest rate risk model as of December 31, 2019:

Hypothetical Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
200	2.34%
100	1.07
(100)	0.28
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
As part of the Company’s asset/liability management strategy, the Company’s management has emphasized the origination of shorter duration loans to limit the negative exposure to rate changes.The average duration of the loan portfolio is less than four years. The Company’s strategy with respect to liabilities has been to emphasize transaction accounts, particularly noninterest or low interest-bearing nonmaturing deposit accounts, which are less sensitive to changes in interest rates. In response to this strategy, nonmaturing deposit accounts have been a large portion of total deposits and totaled 84.7% and 85.5% of total deposits as of December 31, 2019 and 2018, respectively. The Company had brokered deposits, including CDARS totaling $894.1 million and $356.3 million, at December 31, 2019 and 2018, respectively. The Company intends to focus on the Company’s strategy of increasing noninterest or low interest-bearing nonmaturing deposit accounts, but may consider the use brokered deposits as a stable source of lower cost funding.
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
Accounting policies, as described in detail in the notes to the Company’s audited consolidated financial statements are an integral part of the Company’s financial statements. A thorough understanding of these accounting policies is essential when reviewing the Company’s reported results of operations and the Company’s financial position. The Company believes that the critical accounting policies and estimates discussed below require the Company to make difficult, subjective or complex judgments about matters that are inherently uncertain. Changes in these estimates, that are likely to occur from period to period, or the use of different estimates that the Company could have reasonably used in the current period, would have a material impact on the Company’s financial position, results of operations or liquidity.
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
On January 1, 2020, the Company adopted a new accounting standard which replaces the “incurred loss” model for measuring credit losses discussed above with a new “expected loss” model. Refer to Note 2, Recent Accounting Pronouncements, in the notes to the Company's audited consolidated financial statements included elsewhere in this report for additional details.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements, the reports thereon, the notes thereto and supplementary data commence at page 113 of this Annual Report on Form 10-K.

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
As of December 31, 2019, management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring

Organizations, or COSO, of the Treadway Commission (2013 framework). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting, as of December 31, 2019, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Attestation report of the registered public accounting firm. The Company’s independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K has issued an attestation report on the Company’s internal control over financial reporting. The attestation report of RSM US LLP, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2019, appears below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Independent Bank Group, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Independent Bank Group, Inc.'s (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and our report dated March 2, 2020 expressed an unqualified opinion.

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

RSM US LLP

Dallas, Texas
March 2, 2020

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Director and Executive Officer Information
The following table sets forth the name, age and position with the Company of each of the Company’s directors and its executive officers as of February 27, 2020.* The business address for all of these individuals is 7777 Henneman Way, McKinney, Texas 75070.

Name	Age	Position with the Company
David R. Brooks (1)	61	Chairman of the Board, Chief Executive Officer, President and Director
Daniel W. Brooks (2)	59	Vice Chairman, Chief Risk Officer and Director
Michelle S. Hickox	52	Executive Vice President and Chief Financial Officer
James C. White	55	Executive Vice President and Chief Operations Officer
James P. Tippit	49	Executive Vice President, Corporate Responsibility
Mark S. Haynie	63	Executive Vice President, General Counsel
Michael B. Hobbs	57	Executive Vice President, Chief Lending Officer
William E. Fair (3)	58	Director
Alicia K. Harrison (4)	60	Director
Craig E. Holmes (5)	62	Director
J. Webb Jennings, III (6)	49	Director
Tom C. Nichols (7)	73	Director
Donald L. Poarch (8)	68	Director
G. Stacy Smith (9)	52	Director
Michael T. Viola (10)	33	Director
____________

(1)	Chair, Strategic Planning Committee

(2)	Chair, Risk Oversight Committee

(3)	Chair, Compensation Committee and Member, Strategic Planning Committee

(4)	Member, Corporate Governance & Nominating Committee

(5)	Chair, Audit Committee and Member, Risk Oversight Committee

(6)	Member, Audit Committee and Member, Compensation Committee

(7)	Member, Strategic Planning Committee

(8)	Member, Corporate Governance & Nominating Committee

(9)	Member, Audit Committee; Member, Compensation Committee; Chair, Corporate Governance & Nominating Committee; and Member, Strategic Planning Committee

(10)	Member, Corporate Governance & Nominating Committee and Member, Risk Oversight Committee

*
Brian E. Hobart, the former Vice Chairman and Chief Lending Officer, resigned on November 11, 2019, and former directors Douglas A. Cifu and Mark K. Gormley, resigned on July 25, 2019 and January 20, 2020, respectively.

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
David R. Brooks. David R. Brooks is Chairman of the Board of Directors, CEO and President of the Company. He has been active in community banking since the early 1980’s and founded the Company in 1988. Mr. Brooks has a long history of community and civic involvement, and is passionate about education. He served as a McKinney City Councilman. He served five years as President of the Board of Trustees at McKinney Independent School District and three years on both the McKinney Economic Development Corporation Board and the McKinney Chamber of Commerce Board. Mr. Brooks served as the Chief Financial Officer for Baylor University from 2000 to 2004. He served as Chairman of the Board of Directors of Noel-Levitz, Inc., a national higher education consulting company, and also Chairman of the Board of Trustees at Houston Baptist University. He currently serves as Chairman of the Board of Directors of Capital Southwest Corporation (CSWC). Mr. Brooks holds Bachelor’s (1980) and Master’s (1981) degrees in business from Baylor University. Mr. Brook’s qualifications to serve on the Company’s Board of Directors include his intimate working knowledge of the Company since its inception, his extensive knowledge and experience in banking and finance, and his knowledge of the Company’s key markets and customers, as well as his service on other Board of Directors.
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
Michelle S. Hickox. Michelle S. Hickox is Executive Vice President and Chief Financial Officer of the Company. Prior to joining the Company in May 2012, Ms. Hickox was an audit partner with RSM US LLP (formerly McGladrey LLP). Over her twenty-two year career in public accounting, Ms. Hickox provided audit, financial reporting, internal control assistance and training to community banks and was a designated financial institution specialist. Ms. Hickox serves on the boards of the Baylor Oral Health Foundation and the Texas A&M 12th Man Foundation. She is a licensed certified public accountant and is a member of the AICPA, the Texas Society of Certified Public Accountants and the Dallas CPA Society.
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
Mark S. Haynie. Mark S. Haynie is Executive Vice President and General Counsel of the Company and Independent Bank, effective March 1, 2018. Mr. Haynie has over 35 years’ experience in representing community banks in a wide variety of corporate, regulatory and securities matters. Prior to joining the Company, Mr. Haynie served as attorney, President and shareholder at Haynie Rake Repass & Klimko, P.C., a law firm, from 1996 to 2018. Mr. Haynie has represented the Company since its formation in 2002, serving as lead counsel on all of the Company’s M&A and capital markets transactions. Mr. Haynie is a graduate of Texas Tech University and The University of Texas School of Law.
Michael B. Hobbs. Michael Hobbs is Executive Vice President and Chief Lending Officer of the Company and Independent Bank. Mr. Hobbs previously served as Executive Vice President and Colorado Market CEO for Independent Bank following the completion of the Guaranty acquisition on January 1, 2019. Prior to the Guaranty acquisition, Mr. Hobbs served as President and Director of Guaranty Bank and Trust Company. Mr. Hobbs has over 25 years’ experience in the banking and investment banking sectors, representing Bank of America, KeyBank and St. Charles Capital. Mr. Hobbs holds a Bachelor’s degree in Marketing (1984) and Master’s of Business Administration degree in Finance (1992) from Texas Christian University.
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
Alicia K. Harrison. Alicia K. Harrison is a member of the Board of Directors of the Company, joining the board in 2019. Ms. Harrison previously worked for Wells Fargo & Company and its predecessor banks from 1986 until 2012, when she retired as Executive Vice President of Commercial Banking. Her responsibilities at Wells Fargo included positions as area manager and group head for the Southwest Regional Commercial Banking Office, manager of the Real Estate Department, and as a member of the integration team for the Government and Institutional Banking Group integrating the employees and clients of Wachovia Corporation following its acquisition in 2008. Ms. Harrison serves on the Board of Directors of Ryan Companies US, Inc., a national commercial real estate development, design and management company, and concurrently serves on the Board of Directors of Cole Credit Property Trust IV, a publicly-registered non-listed real estate investment trust focusing on high-quality, income-producing necessity retail properties. Ms. Harrison’s qualifications to serve on the Company’s board of directors include her deep experience in banking and real estate in high-growth organizations and her broad experience serving on the Board of Directors for other companies.
Craig E. Holmes. Craig E. Holmes is a member of the Board of Directors of the Company, joining the board in February 2013. Mr. Holmes provides advisory services and manages personal investments in real estate, oil and gas and other private and public companies. He also serves on the Board of Directors of Hobi International, Inc., joining the board in August 2009 and the Board of Directors of Leopard Mobility Inc., joining the board in October 2014. From August 2017 through April 13, 2018, Mr. Holmes served on the Board of Directors and as a President and Co-Chief Executive Officer of Global Power Equipment Group, Inc., an engineering, manufacturing and maintenance company. He previously served as Senior Vice President of Global Power Equipment Group, Inc. from October 2015 to July 2017, Chief Financial Officer of Global Power Equipment Group, Inc. from March 2017 to August 2017, Chief Financial Officer of Goodman Networks Incorporated, a telecommunications services company, from December 2014 to March 2015, and as Chief Financial Officer of Sizmek, Inc., formerly Digital Generation, Inc., a global advertising campaign management company, from October 2012 until December 2014. Prior to 2012, Mr. Holmes held executive positions at several public and private companies and was a partner at Arthur Andersen, a national public accounting firm, where he worked from 1982 to 1995. Mr. Holmes holds a Masters and BBA from Texas Tech University. He served on the University of Texas at Dallas School of Management Board of Advisors from January 2003 to December 2009 and the Dallas Summer Musicals Board of Directors from December 2004 to January 2010. Mr. Holmes’ qualifications to serve on the Company’s Board of Directors include his extensive experiences on other boards and executive management of publicly traded companies, including his experience in strategy, finance, operations, compensation and governance and his experience as a director of the Company
J. Webb Jennings, III. J. Webb Jennings, III is a member of the Board of Directors of the Company, joining the board in April 2014 in connection with the Company’s acquisition of BOH Holdings, Inc. and its subsidiary, Bank of Houston. Mr. Jennings founded Salt Investment Partners in January 2016 to focus on direct investing in lower, middle-market companies. He previously served as a vice president at Hancock Park Associates, a middle market private equity firm with offices in Houston, Texas, and Los Angeles, California, from 2007 to 2015. Mr. Jennings served on the Bank of Houston board of directors since that bank was formed in 2005 as well as the BOH Holdings board of directors. He currently serves on the boards of directors of Alloy Merchant Finance, Automation Technology, Inc., and a privately held, diversified investment company. Mr. Jennings also serves on the boards of directors of several Houston based charitable organizations and foundations. Mr. Jennings graduated with a B.A. from The University of Texas and an M.B.A. from Southern Methodist University. Mr. Jennings’ qualifications to serve on the Company’s board of directors include his extensive business experience in Houston and his experience as a director of BOH Holdings, Bank of Houston, and the Company.
Tom C. Nichols. Tom C. Nichols became a member of the Board of Directors of the Company in connection with the Company’s acquisition of Carlile on April 1, 2017. Mr. Nichols previously served as the Chairman and Chief Executive Officer of Carlile. Mr. Nichols has acquired, merged and sold banking organizations and other financial services companies for over 30 years. He began his banking career in 1969 as a bank examiner with the FDIC. From 1973 to 1976, he served in various banking capacities in Oklahoma, New Mexico and Texas. In 1976, Mr. Nichols joined Gerald J. Ford (Ford Bank Group) and from 1976 to 1994, was involved in buying and operating numerous banks in Texas and New Mexico. Mr. Nichols served Ford Bank Group as the President and Chief Operating Officer and later, Chairman, President and Chief Executive Officer of Ford’s lead bank, First National Bank of Lubbock. In 1993, Ford Bank Group merged with United New Mexico Financial Corporation forming First United Bank Group, at which time Mr. Nichols served as President and Chief Operating Officer. The Norwest Corporation acquired First United Bank Group in 1994 and Mr. Nichols served as Regional President of Norwest Bank Texas, N.A. from 1994 to 1995. In 1996, Mr. Nichols formed State National Bancshares, Inc. (“SNBI”) and chartered its subsidiary, State National Bank, a de novo national banking association originally chartered in Lubbock, Texas. He recruited a number of other senior officers formerly with Ford Bank Group and United New Mexico to form the management team. From 1996 to 2005, SNBI completed 9 acquisitions and grew from a de novo in 1996 to assets of over $1.7 billion at the time of its acquisition by BBVA on January 3, 2007. Mr. Nichols served as a member of the Board and Audit Committee of United New Mexico Financial Corporation from 1985 to 1988. He served as a Board member of the Texas Higher Education Coordinating Board and Chairman of the campus Planning Committee from 1992 to 1998. Mr. Nichols also served as a Director and member of the Audit Committee and Compensation Committees of BBVA-Compass USA from 2007 to 2009. Since 2005, Mr. Nichols has served as a Director and member of the Audit Committee and Compensation Committees of First Acceptance Corporation (FAC-NYSE). Mr. Nichols holds a B.S. in Economics from Abilene Christian University. He is a resident of Colleyville, Texas. Mr. Nichols qualifications to serve on the Company’s board of directors include his previous service as Chairman of the Board, Chief Executive Officer and director of Carlile and his extensive experience as an executive officer and director of financial institutions.
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
G. Stacy Smith. G. Stacy Smith is a member of the Board of Directors of the Company, joining the board in February 2013. Mr. Smith is a Managing Partner of SCW Capital, L.P., a private equity hedge fund focusing on financial and energy sectors, a position he has held since August 2013. Mr. Smith is also co-founder of Trinity Investment Group, which invests in private equity and hard assets. Mr. Smith co-founded Walker Smith Capital, a long/short equity hedge fund based in Dallas, Texas, and he served as co-portfolio manager of that firm for sixteen years. From 1994 through 1996, Mr. Smith was a co-founder and manager of Gryphon Partners, a long/short equity hedge fund focused on small and mid-cap domestic equities. He started his investment career as an energy analyst at Wasserstein Perella & Co., an international investment bank. Mr. Smith serves as a director of USD Partners, LP, a master limited partnership involved in the acquisition and development of energy related logistics assets, and WhiteHorse Finance, Inc., a closed end management investment company. He is a member of the Salesmanship Club of Dallas, an association of business professionals that supports local charitable organizations. Mr. Smith’s qualifications to serve on the Company’s board of directors include his extensive experience in overseeing the management of investment firms, his knowledge of the Texas banking market and his experience as a director of the Company.
Michael T. Viola. Michael T. Viola is a member of the Board of Directors of the Company, joining the board in February 2013. Mr. Viola currently serves as the President of the Viola family office, a position he has held since March 2016. As President of the family's investment office, Mr. Viola is responsible for overseeing the family's operating businesses, public and private investment portfolio, banking relationships, and philanthropic work. Before joining the family investment office, Mr. Viola worked at Virtu Financial LLC (“Virtu”), a leading technology-enabled market making company, from 2010 to 2016. While employed at Virtu, Mr. Viola held multiple roles, including operations, project management, and trading, where he worked as a senior trader focused on foreign exchange products and global commodities. Mr. Viola currently serves on the Board of Directors at Virtu Financial Inc,(NASDAQ: VIRT), iAero Group, an integrated aviation platform company backed by Blackstone/GSO, Crowheart Energy, LLC, a private oil and gas company, and Madava Financial, LLC, an energy-focused finance company. Mr. Viola also serves on the board of The Viola Foundation, working to develop and deliver innovative programs in the education, national security, and faith based sectors. Mr. Viola is the son of the Company’s largest shareholder,

Vincent Viola. Mr. Viola’s qualifications to serve on the Company’s board of directors include his knowledge of financial markets, his familiarity with the Company given his family’s ownership of Independent Bank over the past thirty-one years, and his experience as a director of the Company.
Board Composition
The Company’s board of directors currently has ten (10) members serving on the board. The number of directors may be changed only by resolution of the board of directors within the range set forth in the Company’s certificate of formation (unless the Company’s shareholders act to amend the authorized number of directors designated in the Company’s certificate of formation). The board of directors may increase the number of directors by two and fill these vacancies until the next annual meeting of shareholders. As discussed in greater detail below, the board of directors has affirmatively determined that eight (8) of its ten (10) current directors qualify as independent directors under Rule 5605(a)(2) of the Nasdaq Stock Market Rules and the regulations of the SEC.
Classification of the Company’s Directors
In accordance with the terms of the Company’s amended and restated certificate of formation, the Company’s current board of directors is divided into three classes, Class I, Class II and Class III, with each class serving staggered three-year terms as follows:

•	The Class I directors are Daniel W. Brooks, Craig E. Holmes, Tom C. Nichols, and G. Stacy Smith, and their terms will expire at the annual meeting of shareholders to be held in 2020;

•	The Class II directors are William E. Fair, Donald L. Poarch and Michael T. Viola, and their terms will expire at the annual meeting of shareholders to be held in 2021; and

•	The Class III directors are David R. Brooks, Alicia K. Harrison and J. Webb Jennings, III, and their terms will expire at the annual meeting of shareholders to be held in 2022.

Board Leadership Structure
David R. Brooks currently serves as the Company’s Chairman of the Board, Chief Executive Officer and President. Mr. Brooks has served as Chairman and Chief Executive Officer since the inception of the Company in 2002. Mr. Brooks became President in 2016. Mr. Brooks’ primary duties are to lead the Company’s board of directors in establishing the Company’s overall vision and strategic plan and to lead the Company’s management in carrying out that plan. While the Company recognizes the inherent conflict of interest that arises when the positions are held by one person, the Company believes that the overall benefit of Mr. Brooks’ leadership in both roles outweighs any potential disadvantage of this structure. The Company’s lead independent director is G. Stacy Smith, who assumed this role in July of 2019. As lead independent director, Mr. Smith serves as a liaison between the Chairman and the independent directors, presides over executive sessions of the independent directors, and consults with the Chairman on major corporate decisions.
The Company has also structured its management team to mitigate the corporate governance risk related to the dual positions held by David R. Brooks. Daniel W. Brooks, the Company’s Vice Chairman and Chief Risk Officer, is responsible for overseeing the Company’s risk and credit functions, the most important component of the Company’s operations. By having other executive officers with separate and distinct roles, the Company believes that it will obtain benefits similar to the benefits of having a separate Chairman and Chief Executive Officer.
Board Committees
In February 2013, the Company’s board of directors established standing committees at the Company level in connection with the discharge of its responsibilities. These committees include a Compensation Committee, a Corporate Governance and Nominating Committee, an Audit Committee and a Strategic Planning Committee. In 2018, the Board of Directors added a joint Risk Oversight Committee.
In the future, the Company’s board of directors also may establish such additional committees as it deems appropriate, in accordance with applicable law and regulations and the Company’s certificate of formation and Bylaws.
Compensation Committee. The members of the Company’s Compensation Committee are William E. Fair (Chair), G. Stacy Smith and J. Webb Jennings, III. The Company’s board of directors has evaluated the independence of each of the members of the Compensation Committee and has affirmatively determined that each meets the definition of an “independent director” under Nasdaq Global Select Market rules.
The Board has determined that each of the members of the Compensation Committee qualifies as a “nonemployee director” within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, or the Exchange Act, and an “outside director” within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended.
None of the directors who served on the Compensation Committee at any time during fiscal 2019 were officers or employees of the Company or were former officers or employees of the Company. Further, none of the directors who served on the Compensation Committee at any time during fiscal 2019 has any relationship with the Company requiring disclosure under “Certain Relationships and Related Transactions and Director Independence” under Item 13 below, other than William E. Fair, as described in that section. Finally, no executive officer of the Company serves, or in the past fiscal year has served, as a member of the compensation committee (or other board committee performing equivalent functions) of any entity that has one or more of its executive officers serving on the Company’s Compensation Committee.
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

•	Determining the annual compensation of the Company’s named executive officers as noted in “Executive Compensation and Other Matters”;

•	Reviewing the Company’s executive officer compensation program and determining if:

◦	Such program is appropriately linked to the Company’s short-term and long-term financial and other performance;

◦
The interests of the Company’s executive officers are appropriately aligned with the interests of the Company’s shareholders or can be more appropriately aligned through greater equity ownership by the Company’s executive officers and by having a greater proportion of executive officer compensation tied to the Company’s financial and other performance; and

◦
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

Meridian Compensation Partners, LLC (“Meridian”) is the Company’s compensation consultant. Meridian is a highly-respected compensation consultant with over 70 professionals in ten offices in the U.S. and Canada, and provides a wide spectrum of compensation consulting and corporate governance services to over 500 publicly-traded and privately-held corporations. Meridian is fully-owned by its partners and well-known for their experience in banking and financial services. The firm brings a deep knowledge of the Company’s peers and best practices in compensation and governance. Meridian is strongly independent and proactively informs the Company about relevant emerging issues. With Meridian’s guidance, the Company has enhanced its approach to compensation, including the development of a new peer group and the addition of several performance-based metrics for incentive compensation.
Corporate Governance and Nominating Committee. The members of the Company’s Corporate Governance and Nominating Committee are G. Stacy Smith (Chair), Alicia Harrison, Donald L. Poarch and Michael T. Viola. The Company’s board of directors has evaluated the independence of each of the members of the Corporate Governance and Nominating Committee and has affirmatively determined that each meets the definition of an “independent director” under Nasdaq Global Select Market rules and SEC regulations.
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

•
diversity of viewpoints, background, experience, race, gender, ethnicity and other demographic factors, as more fully set forth in the Board Diversity Policy adopted by the Corporate Governance and Nominating Committee in 2017;

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
Audit Committee. The members of the Company’s Audit Committee are Craig E. Holmes (Chair), J. Webb Jennings, III and G. Stacy Smith. The Company’s board of directors has evaluated the independence of each of the members of the Audit Committee and has affirmatively determined that (i) each of the members meets the definition of an “independent director” under Nasdaq Global Select Market rules, (ii) each of the members satisfies the additional independence standards under applicable SEC rules for audit committee service and (iii) each of the members has the ability to read and understand fundamental financial statements. In addition, the board of directors has determined that Mr. Holmes also qualifies as a financial expert and has the required financial sophistication due to his experience and background, which Nasdaq Global Select Market rules require at least one such Audit Committee member have.
The Company’s Audit Committee has responsibility for, among other things:

•	selecting and reviewing the performance of the Company’s independent auditors and approving, in advance, all engagements and fee arrangements;

•	oversee the Company’s Internal Audit Department;

•	reviewing the independence of the Company’s independent auditors;

•	reviewing actions by management on recommendations of the independent auditors and internal auditors;

•	meeting with management, the internal auditors and the independent auditors to review the effectiveness of the Company’s system of internal controls and internal audit procedures;

•	reviewing the Company’s earnings releases and reports filed with the SEC;

•	reviewing reports of bank regulatory agencies and monitoring management’s compliance with recommendations contained in those reports; and

•	handling such other matters that are specifically delegated to the Audit Committee by the Company’s board of directors from time to time.

The Company’s Audit Committee has adopted a written charter, which sets forth the committee’s duties and responsibilities. The charter of the Audit Committee is available on the Company’s website at www.ibtx.com.
Strategic Planning Committee. The members of the Strategic Planning Committee are David R. Brooks (Chair), William E. Fair, Tom C. Nichols, and G. Stacy Smith. The Company’s board of directors has evaluated the independence of each of the members of the Strategic Planning Committee and has affirmatively determined that Mr. Nichols, Mr. Smith and Mr. Fair meet the definition of an “independent director” under the Nasdaq stock market rules. Mr. Brooks does not meet the definition of “independent director” under the Nasdaq Global Select Market rules because he is an executive officer of the Company.
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
Risk Oversight Committee. The members of the Risk Oversight Committee are Daniel W. Brooks (Chair), Craig E. Holmes, and Michael T. Viola. The Company’s board of directors has evaluated the independence of each of the members of the Strategic Planning Committee and has affirmatively determined that Mr. Holmes and Mr. Viola meet the definition of an “independent director” under the Nasdaq stock market rules. Mr. Brooks does not meet the definition of “independent director” under the Nasdaq Global Select Market rules because he is an executive officer of the Company.
The purpose of the Risk Oversight Committee is to assist the Board of Directors through oversight of the Company’s enterprise-wide risk management process, including the strategies, policies and practices established by management to identify, assess, measure and manage significant risks. The Risk Oversight Committee oversees risk across the entire Company and enhances the understanding of the Company’s overall risk tolerance and enterprise-wide risk management activities and effectiveness. The Risk Oversight Committee reports to the Board of Directors on a quarterly basis.
The Risk Oversight Committee has responsibility for, among other things:

•
overseeing the Company’s risk management infrastructure, including annual review and approval of the Enterprise Risk Management Policy, which such policy describes the Company’s risk tolerance and strategies for managing risk in the context of the overall business plan;

•
overseeing the Company’s financial risk management, capital management, financial performance and compliance, and corporate development, including annual review and approval of the Company’s Capital Management Policy, and its Comprehensive Strategic Plan, which describe the Company’s capital risk tolerances and strategies for strategic management risk related to capital;

•
receiving regular reports from management which: (i) enable the committee to assess the risks involved in the business and how risks are monitored and controlled by management; and (ii) give clear and explicit information on current and forward-looking aspects of risk exposure;

•	assessing of compliance with the Company’s risk limit structure and policies and procedures relating to risk governance, practices, and risk controls across the enterprise;

•
assessing the adequacy of staffing at the Company to ensure the availability of adequate staffing to carry out the objectives of the Enterprise Risk Management Policy, the Capital Management Policy, and the Strategic Plan;

•	consulting, as deemed appropriate by the committee, with external experts to review information on emerging practices and risks;

•	assessing Management’s success in communicating the Company’s risk culture to employees, regulators, and shareholders as appropriate;

•
preparing reports to the Boards of the Company and the Bank on the overall risk profile of the Company (including risk related to capital management), the Committee’s assessment of management’s programs for managing enterprise risk and capital, and information concerning current and prospective macroeconomic and financial factors that may affect the Company’s financial stability;

•	retaining, at its discretion, outside advisors to consider from time to time any other matters that the committee believes are required of it in keeping with its responsibilities;

•
seeking such assurance as it may deem appropriate that Company employs a Chief Risk Officer responsible for enterprise risk oversight and management, and which such officer possesses risk management expertise that is commensurate with the Company’s capital structure, risk profile, complexity, activities, size, and other risk-related factors that are appropriate, and that the Chief Risk Officer:

(i)	participates in the risk management and oversight process at the highest level on an enterprise-wide basis; and

(ii)	operates independently from individual business units by reporting administratively to the Chief Executive Officer and functionally to the committee as prescribed by the committee charter; and

•	performing any other duties or responsibilities expressly delegated to the committee by the Board of Directors from time to time.
The Company’s Risk Oversight Committee has adopted a written charter, which sets forth the committee’s duties and responsibilities. The charter of the Risk Oversight Committee is available on the Company’s website at www.ibtx.com.
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

Section 16(a) Beneficial Ownership Reporting Compliance
Based solely on its review of the copies of such report forms received by it with respect to fiscal year 2019, the Company believes that all filing requirements applicable to its directors, executive officers and persons who own more than 10% of a registered class of the Company’s equity securities have been timely complied with in accordance with Section 16(a) of the Exchange Act, except for the following late filings:

•	Filing made by Alicia K. Harrison in connection with common stock ownership upon her appointment to the Board of Directors on May 23, 2019. The Form 3 was filed with the SEC on June 13, 2019.

•	Filing made by Alicia K. Harrison in connection with common stock acquired on May 29, 2019. The Form 4 was filed with the SEC on June 13, 2019.

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion & Analysis
Overview
The Compensation Committee of the Board of Directors is responsible for making recommendations to the Board of Directors relating to the compensation of the Company’s Chairman of the Board, Chief Executive Officer and President, the other named executive officers, and the directors. William E. Fair (Chair), J. Webb Jennings, III, and G. Stacy Smith, each of whom the Board of Directors has determined to be an independent director as defined in The Nasdaq Stock Market Rules and SEC regulations, serve on the Compensation Committee.
This discussion and analysis describes the components of the Company’s compensation program for its named executive officers and describes the basis on which the Compensation Committee made its 2019 compensation determinations with respect to the named executive officers of the Company.
The individuals who served as the Company’s Chief Executive Officer and Chief Financial Officer during 2019, as well as the Company’s other most highly compensated executive officers for 2019, are collectively referred to as the Company’s “named executive officers.” The compensation of the Company’s named executive officers is discussed below.
EXECUTIVE SUMMARY
2019 Performance
For the year ended December 31, 2019, the Company reported net income of $192.7 million, or $4.46 per diluted share, compared to $128.3 million, or $4.33 per diluted share, for the year ended December 31, 2018, representing a 50.3% year-over-year increase in reported net income.
Highlights of the Company’s performance include:

•	Reported robust organic deposit growth of 10.4% and disciplined organic loan growth of 4.8% for the year;

•	Strong credit quality metrics remained at low levels;

•	Returned capital to shareholders by increasing quarterly dividend to $0.25 per share from $0.14 per share and repurchasing $49.0 million of Company stock through share repurchase program;

•	Successfully closed, converted and integrated the Guaranty Bancorp acquisition, expanding the Company’s presence in the fast-growing Colorado Front Range market; and,

•	Announced a transformational all-stock merger of equals with Texas Capital Bancshares, Inc. (“TCBI”) to create a premier Texas-based bank and position the Company for future growth.

2019 Compensation Outcomes
Early in 2019, the Compensation Committee established incentive targets for each of the named executive officers and approved a new incentive structure for 2019, which included a formulaic component based on Adjusted (Non-GAAP) EPS (weighted 60%), Adjusted (Non-GAAP) Efficiency Ratio (weighted 20%) and Non-Performing Assets (weighted 20%), as well as a qualitative review of corporate and individual performance. Based on the Company’s performance against these targets, as well as each individual’s performance, the Compensation Committee determined to pay incentives ranging from 102% to 117% of target for 2019. These incentives were paid as a combination of cash and time-based restricted stock based on a prescribed mix for each named executive officer. These incentive awards are discussed in more detail beginning on page 86.
Compensation Philosophy and Objectives
The Company compensates the Company’s named executive officers through a mix of base salary, cash incentive bonuses, restricted stock grants and other benefits, including, to a limited extent, perquisites. The Company believes the current mix of these compensation elements and the amounts of each element provide the Company’s named executive officers with compensation that is reasonable, competitive within the Company’s markets, appropriately reflects the Company’s performance and the officer’s particular contributions to that performance, and takes into account applicable regulatory guidelines and requirements.
The Compensation Committee’s philosophy is to provide a compensation package that attracts and retains executive talent, provides rewards for superior performance and produces consequences for underperformance. It is also the Compensation Committee’s practice to provide a balanced mix of cash and equity-based compensation that the committee believes appropriate to mitigate risk and align the short-term and long-term interests of the Company’s executives with that of the Company’s shareholders and to encourage executives to participate and perform as equity owners of the Company.
The Company believes that in order to attract and retain the quality of executive talent necessary to achieve its long-term strategic business goals, the Company must offer a competitive compensation package to its executives. The Compensation Committee seeks to attract executive talent by offering competitive base salaries, annual performance incentive opportunities, and long-term awards under the Company’s long-term incentive programs (including restricted stock grants under the Company’s equity incentive plan). When considering pay decisions for its named executive officers, the Company generally evaluates pay relative to the median of market data while also considering the executive’s scope of responsibilities, skills and experience, overall Company performance and the Board of Directors’ evaluation of the executive’s individual performance.
The Company believes the design of its compensation programs and the amounts paid have been and continue to be appropriate and reasonable. The Company continually reviews its programs to ensure they are aligned with the Company’s business objectives and shareholder interests.
Say-on-Pay
At the 2019 annual meeting of shareholders, over 96% of votes cast were in favor of our advisory “Say-on-Pay” vote on the Company's executive compensation program. The Compensation Committee considers the results of this advisory vote in connection with the discharge of its responsibilities.
Elements of Compensation
The following is a summary of the elements of compensation provided to the Company’s Chief Executive Officer and other named executive officers.
Base Salary
Base salaries paid to the Company’s executives are intended to competitively compensate them for the experience and skills needed to perform their current roles, as well as reward their prior individual performance. The Company seeks to provide its senior management with a level of assured cash compensation in the form of base salary that reflects their level of responsibilities, professional status, accomplishments and experience.
The base salaries of the Company’s named executive officers are reviewed annually by the Compensation Committee as part of the Company’s performance review process as well as upon the promotion of an executive officer to a new position or another change in job responsibility. In establishing base salaries for the Company’s named executive officers, the Compensation Committee relies on external market data obtained from its compensation consultant. The Compensation Committee also considers additional factors including:

•	each named executive officer’s scope of responsibility;

•	each named executive officer’s years of experience;

•
the Company’s financial performance and performance with respect to other aspects of the Company’s operations, such as the Company’s growth, asset quality, profitability and other matters, including the status of the Company’s relationship with banking regulatory agencies; and

•	each named executive officer’s individual performance and contributions to the Company’s performance, including leadership, team work and community service.
Following its review, the Compensation Committee makes a recommendation to the Company’s Board of Directors, which reviews the recommendation and sets the annual salaries for the named executive officers. The Compensation Committee met in December 2018 and December 2019 to approve compensation for the named executives for the following years as follows:

Executive	2019 Base Salary	2020 Base Salary	Percent Increase
David R. Brooks	$765,000	$800,000	6.7%
Michelle S. Hickox	375,000	410,000	9.3
Daniel W. Brooks	450,000	465,000	3.3
Mark S. Haynie	300,000	350,000	16.7
James P. Tippit	250,000	280,000	12.0
Brian E. Hobart*	425,000	—	—
____________

*	Mr. Hobart resigned as an executive officer on November 11, 2019.
Incentive Compensation
The Company typically awards incentive compensation to its named executive officers through a combination of a cash bonus and grants of restricted shares of Company common stock under the Company’s 2013 Equity Incentive Plan, or Equity Incentive Plan. The Compensation Committee uses annual incentive cash and stock awards to recognize and reward those named executive officers who contribute meaningfully to the Company’s performance for the year. The Compensation Committee has, within its sole discretion, determined whether incentives will be paid for the year, the amount and form of any incentives, and any vesting requirements for equity awards. In determining whether to pay annual cash bonuses and make stock awards, the Compensation Committee establishes performance goals for the Company and the executive officer at the beginning of the year and then reviews the Company’s and the executive’s performance at the end of the year to determine the extent to which the pre-established goals have been obtained.
Early in 2019, the Compensation Committee established incentive targets as a percentage of salary, including both cash and equity components, for each of the named executive officers and approved a new incentive structure for 2019. The new incentive structure included a formulaic component based on preset performance goals and ranges for Adjusted (Non-GAAP) EPS, Adjusted (Non-GAAP) Efficiency Ratio and Non-Performing Assets, as well as a qualitative review of corporate and individual performance. Based on actual performance during the year, the incentive plan is structured to allow for a payout of between 0% to 150% of target for each executive.

The following table outlines the performance goals and actual results of key financial measures included in the Committee’s review of performance:

Performance Measure	Weighting	Threshold	Target	Maximum	Actual	Earned %
Earnings per Share - Adjusted (1)	60%	$5.00	$5.25	$5.75	$5.11	72.0%
Efficiency Ratio - Adjusted (2)	20%	50.0%	48.0%	46.0%	45.9%	150.0%
Non-Performing Assets/Total Assets	20%	1.00%	0.50%	0.10%	0.15%	143.8%
Weighted Percentage of Target Bonus Earned						101.95%
____________

(1)
Non-GAAP measure. Adjusted for extraordinary items such as unexpected income recognized on credit impaired acquired loans; gain/loss on sale of loans, branch and Trust, OREO, securities, and premises and equipment; recoveries on loans charged off prior to an acquisition; separation expenses; OREO and other asset impairment; and acquisition expenses.

(2)	Non-GAAP measure. Adjusted for amortization of core deposit intangibles and extraordinary items such as noted in (1).
In addition to these performance results, the Committee also considers additional factors including:

•	the Company’s overall performance in executing the Company’s key strategic initiatives;

•	the overall financial soundness of the Company (asset quality, risk controls, balance sheet/capital management);

•	the Company’s organic growth and growth through strategic acquisitions;

•	the Company’s profitability (earnings growth and operating efficiencies);

•	the executive’s role in the Company’s achievement of target percentage increases in growth and profitability;

•
the executive’s role in specific strategic and operational functions, such as successful implementation of the Company’s acquisition strategy, overall management of financial reporting, and supervision of the Company’s credit function;

•	the personal performance of the executive officer and contributions to the Company’s performance for the year, including leadership, team work and community service; and

•	market data on peer performance and compensation levels.
Based on its review of Company and individual performance, the Compensation Committee awarded the following incentive compensation for performance during fiscal year 2019, which was paid in 2020. The incentive was paid in a combination of cash and deferred equity compensation based on a preset mix established for each executive at the beginning of the year.

Executive	Target Incentive	Total Actual Incentive (1)	Actual Cash (1)	Actual Restricted Stock (2)
David R. Brooks	$1,530,000	$1,548,773	$701,926	$846,847
Michelle S. Hickox	468,750	544,799	285,066	259,733
Daniel W. Brooks	630,000	638,142	321,143	316,999
James P. Tippit	187,500	190,157	114,694	75,463
Mark S. Haynie	300,000	304,251	183,510	120,741
____________

(1)	A portion of these payments were paid in 2019. See "Tax Planning Strategies" on page 91.

(2)	Restricted stock for 2019 performance was granted on January 31, 2020. Based on a market price of $53.52 as of the grant date.
Restricted stock, as part of the 2019 incentive payout, was granted on January 31, 2020, and will vest in equal annual installments over three years. As the awards were granted in fiscal year 2020, they will appear in next year’s Summary Compensation Table and Grants of Plan Awards table. While the Committee had planned to grant a portion of the 2020 equity with performance vesting criteria starting with the 2019 incentive payouts, due to the pending merger with TCBI the Committee determined that time-based restricted stock grants remained appropriate for this year. As discussed further below, the arrangements established for executives following the merger with TCBI include the use of performance-based long-term incentives.
The Company presently offers restricted stock grants under the Equity Incentive Plan approved by shareholders in 2013 and as subsequently amended and approved by shareholders in 2018. The purpose of the Equity Incentive Plan is to attract, motivate, retain and reward high quality executives and other employees, officers, directors, consultants and other persons who provide services to the Company or its related entities by enabling such persons to acquire or increase an ownership interest in the Company in order to strengthen the mutuality of interests between such persons and the Company’s shareholders, and providing such persons with long term performance incentives to expend their maximum efforts in the creation of shareholder value. The Company continues to review this program to ensure that this form of equity compensation will drive its executives toward successful long-term business results. Grants made under the Equity Incentive Plan typically vest over a three or five year period, commencing on the first anniversary of the grant.
Independent Bank Group 401(k) Profit Sharing Plan
The Independent Bank Group 401(k) Profit Sharing Plan, or the 401(k) Plan, is designed to provide retirement benefits to all eligible full-time and part-time employees. The 401(k) Plan provides employees the opportunity to save for retirement on a tax-favored basis. The Company’s named executive officers, all of whom were eligible to participate in the 401(k) Plan during 2019, 2018, 2017 and 2016, may elect to participate in the 401(k) Plan on the same basis as all other employees. Employees may defer from 1% to 100% of their compensation to the 401(k) Plan up to the applicable Internal Revenue Service limit. The Company matches 100% of an employee’s annual contribution to the 401(k) Plan up to a total of 6% per annum of the employee’s eligible salary. The Company makes its matching contributions in cash, and that contribution is invested according to the employee’s current investment allocation. Beginning in 2014, the 401(k) Plan permits investments in Company common stock. The Company made contributions to its named executive officers’ accounts in the 401(k) plan in 2019, 2018, 2017 or 2016 in varying amounts depending on the amounts of the contributions made by the named executive officers to their respective 401(k) Plan accounts.
The Company does not maintain any defined benefit plan, actuarial benefit plan, supplemental executive retirement plan or deferred compensation plan for the Company’s named executive officers or any other employees. Moreover, the Company has no plan, agreement and other arrangement with any of the Company’s named executive officers relating to the payments of any amounts upon the retirement of such named executive officer from employment with the Company.
Executive Employment Agreements, Award Agreements & Potential Payments upon Change in Control
In connection with the issuance of the shares of restricted stock the Company issued to the Company’s named executive officers pursuant to the Equity Incentive Plan, the Company requires that each recipient of an award enter into an award agreement that includes noncompetition and non-solicitation covenants. Each such agreement provides that the named executive officer will not compete with the Company for a period of ninety (90) days after the termination of employment. The award agreements also provide that the named executive officer will not solicit other employees or customers of the Company or Independent Bank for one (1) year following the termination of their employment with the Company or Independent Bank.
The Company has entered into Change in Control Agreements (the “Change in Control Agreements”) with each of its named executive officers. Each Change in Control Agreement provides, among other things, that if, within twelve months following the occurrence of a Change in Control of the Company (as defined in the “Potential Payments Upon Termination or Change in Control” section below), (a) the Company terminates the executive’s employment without Cause (as defined in the “Potential Payments Upon Termination or Change in Control” section below) or the executive terminates his or her employment for Good Reason (as defined in “the Potential Payments Upon Termination or Change in Control” section below) and (b) the executive signs and allows to become effective a general release of all known and unknown claims in favor of the Company and its affiliates, then (i) the executive will be entitled to a lump sum cash payment in an amount equal to three times the sum, for David R. Brooks, or two times the sum, for the other named executive officers, of (x) the Executive’s current annual base salary, plus (y) the Executive’s target total annual bonus for the year of termination, (ii) all of Executive’s unvested grants of restricted stock will become vested and will no longer be subject to restriction or forfeiture, and (iii) Executive shall continue to be a participant in the Independent Bank Survivor Benefit Plan such that, upon Executive’s death and provided certain thresholds are met, the Company will pay to the Executive’s beneficiary, as a survivor benefit, a single lump sum cash payment equal to the Executive’s annual base salary in effect on the date of the termination of the Executives’ employment. Each of the Change in Control Agreements provides further that the amount of payments and benefits payable to the Executive is subject to reduction to the extent necessary to ensure that such amount does not constitute a “parachute payment” as defined in Section 280G of the Internal Revenue Code of 1986, as amended.
The Company believes its Change in Control Agreements are reasonable when compared to the competitive market. The Company views them as necessary to ensure the continued focus of its executives on making the appropriate strategic decisions for the Company even if the decision involves a change in control. Per the terms of the merger agreement with TCBI, these Change in Control Agreements will end upon the close of the merger for Messrs. David Brooks, Dan Brooks, Tippit and Haynie and be replaced with the new employment agreements discussed below in the section entitled “Merger Related Compensation Actions”.

Each Change in Control Agreement expires three years following the date on which such agreement was executed. Unless previously terminated, upon the expiration of the term thereof, each Change in Control Agreement will renew for successive one-year renewal terms provided that the Company’s Compensation Committee explicitly reviews such agreement and expressly approves each extension within a 90-day period prior to the end of such initial or renewal term. Each Change in Control Agreement automatically terminates without further action by the Company if the employee’s employment is terminated by the Company for Cause or upon the employee’s death or disability or voluntarily by the employee without Good Reason.
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
Mr. Hobart executed a Separation Agreement on November 11, 2019. Under Mr. Hobart’s Agreement, he receives continued payment of his salary until November 11, 2021 in an aggregate amount of $2,040,000 (the “Salary Continuation Payment”), which is equal to the product of (i) two (2) multiplied by the (ii) sum of (a) Mr. Hobart’s base salary of $425,000 and (b) Mr. Hobart’s target annual bonus of $595,000. The Salary Continuation Payment is paid in substantially equal installments from his date of separation from the Company through the second anniversary of the date of the Separation Agreement in accordance with the Company’s standard payroll policies and procedures with all applicable withholding and deductions as agreed upon or as required by law. Upon separation, Mr. Hobart had 5,981 shares of unvested stock awarded to him under the above referenced Equity Incentive Plan, which fully vested on November 19, 2019. Mr. Hobart also received $542,835.62, which represented the target annual bonus for fiscal year 2019, prorated based on a fraction, the numerator of which was the number of days elapsed between January 1, 2019 and November 30, 2019, and the denominator of which was 365. This amount was paid to Mr. Hobart in fiscal year 2019. Under the Separation Agreement, Mr. Hobart agreed to a two year noncompetition covenant and a two year nonsolicitation covenant.
Benefits and Perquisites
The Company’s named executive officers are eligible to participate in the same benefit plans designed for all of the Company’s full-time employees, including health, dental, vision, disability and basic group life insurance coverage. The Company does not provide the named executive officers with any health and welfare benefits that are not generally available to its other employees. The Company also provides its employees, including its named executive officers, with a 401(k) plan to assist its employees, including its named executive officers, in planning for retirement and securing appropriate levels of income during retirement. The purpose of the Company’s employee benefit plans is to help the Company attract and retain quality employees, including executives, by offering benefit plans similar to those typically offered by the Company’s competitors. None of the individual perquisites or benefits paid or provided to any of the Company’s named executive officers exceeded $25,000 in amount for 2019, 2018 or 2017.
Insurance Premiums
Independent Bank maintains bank-owned life insurance policies with respect to certain of the Company’s named executive officers. Although Independent Bank is the named beneficiary of each of those policies, the Company has agreed with each of those named executive officers that if the officer dies while employed by Independent Bank, the Company will pay such named executive officer’s estate an amount equal to the amount of that officer’s base salary for the year in which his or her death occurs out of the benefits Independent Bank receives under such policy.

MERGER RELATED COMPENSATION ACTIONS
Post-Merger Employment Agreements
In connection with the execution of the merger agreement, the Company entered into employment agreements with Messrs. David Brooks, Dan Brooks, Tippit and Haynie setting forth the terms of their employment with the Company following the completion of the merger. The agreements become effective upon completion of the merger in replacement of their change in control agreements with the Company described above in the section entitled “Executive Employment Agreements, Award Agreements & Potential Payments upon Change in Control”. In the event that the executive officer’s employment terminates for any reason prior to the closing of the merger or the merger agreement is terminated prior to the closing of the merger, the employment agreements will automatically terminate and be of no further force or effect. The employment agreements provide that Mr. David Brooks will serve as Chairman, Chief Executive Officer and President of the combined company and combined bank; Mr. Dan Brooks will serve as Vice Chairman of the combined company and combined bank; Mr. Tippit will serve as Executive Vice President, Corporate Responsibility of the combined company and combined bank; and Mr. Haynie will serve as Executive Vice President and General Counsel of the combined company and combined bank. The employment agreements provide that Mr. David Brooks will serve for an initial five-year term following the effective time of the merger, subject to one (1)-year renewals thereafter and that Messrs. Dan Brooks, Tippit and Haynie will serve for an initial three (3)-year term following the effective time of the merger, subject to one (1)-year renewals thereafter.
In consideration for their services, (a) Mr. David Brooks would receive an annual base salary of $1,000,000, a target annual bonus opportunity of not less than 150% of his annual base salary and an annual equity award with a target value of not less than 300% of his annual base salary, (b) Mr. Dan Brooks would receive an annual base salary of $575,000, a target annual bonus opportunity of not less than 100% of his annual base salary and an annual equity award with a target value of not less than 135% of his annual base salary, (c) Mr. Tippit would receive an annual base salary of $375,000, a target annual bonus opportunity of not less than 60% of his annual base salary and an annual equity award with a target value of not less than 75% of his annual base salary, and (d) Mr. Haynie would receive an annual base salary of $400,000, a target annual bonus opportunity of not less than 75% of his annual base salary and an annual equity award with a target value of not less than 90% of his annual base salary. In addition, at the effective time of the merger, the executives would each receive a one-time grant of the Company RSUs in respect of the Company common stock, 50% of which would be time-based RSUs that vest ratably over five years and 50% of which would be performance-based RSUs that cliff vest on the fifth anniversary of the effective time of the merger based on the achievement of the applicable performance criteria, subject to the executive’s continued employment through the fifth anniversary of the effective time of the merger (the “sign-on RSU award”). Such sign-on RSU awards will be granted as soon as reasonably practicable following the closing of the merger. Pursuant to the employment agreements, the executives are entitled to a sign-on RSU award in respect of the following number of shares of the Company common stock: Mr. David Brooks-95,000 shares; Mr. Dan Brooks-20,000 shares; Mr. Tippit-10,000 shares; and Mr. Haynie-15,000 shares. In addition, in consideration for their efforts in connection with the merger, Mr. David Brooks and Mr. Dan Brooks would be entitled to a $3.5 million cash payment and a $2 million cash payment, respectively, at the effective time of the merger. These compensation amounts were negotiated in connection with the merger and reflect the increase scale and complexity of the Company that will result from the merger, as well as the importance of retaining the executives through the transaction.
If an executive’s employment were terminated by the Company without cause or by the executive for good reason during the term of the employment agreement, in consideration for his execution of a release of claims in favor of the Company and compliance with the restrictive covenants described below, the executive would be entitled to the following severance benefits:

•	Prorated Bonus. A prorated target bonus for the year in which his termination occurs.

•
Cash Severance. A cash severance payment equal to the product of (a) a severance multiple (for Mr. David Brooks, three; or for the other named executive officers, one prior to a change in control and two within two years following a change in control), multiplied by (b) the sum of his base salary and the greater of his target annual bonus and his average annual bonus during the three completed years prior to the date of his termination.

•	Ancillary Benefits. Continued participation in the Independent Bank Survivor Benefit Plan through age 65 and a cash payment equal to 18 months of COBRA premiums.

•
Long-Term Incentive Awards. Full vesting of his long-term incentive compensation (other than the sign-on RSU award), subject to the satisfaction of applicable performance goals, with stock options or stock appreciation rights remaining exercisable for the full remaining term, and continued vesting of his sign-on RSU award on the regularly scheduled vesting dates.

The employment agreements provide that, if the compensation and benefits payable thereunder would be subject to Section 280G of the Internal Revenue Code, such amounts would be reduced to the extent such reduction would place the executive in a better after-tax position. The employment agreements contain certain restrictive covenants, including a perpetual nondisclosure covenant and nondisparagement covenant, and covenants concerning noncompetition and nonsolicitation of customers, business relations and employees, each of which apply following a termination for any reason, for two years for Mr. David Brooks and one year for Messrs. Dan Brooks, Tippit and Haynie.
Transaction Awards
In connection with the merger, subject to prior consultation with the Chief Executive Officer of TCBI, the Company may pay one-time transaction or other incentive awards in connection with the merger to certain employees (other than the Chief Executive Officer, Vice Chairman and Chief Risk Officer), who are party to change in control agreements described above in the section entitled “Executive Employment Agreements, Award Agreements & Potential Payments upon Change in Control” which provide for certain benefits upon a termination other than for cause or for good reason within twelve (12) months following a change in control. Such transaction or other incentive awards may not exceed, in the case of any such individual employee, the amount that otherwise would have been payable to such employee under such employee’s current change in control agreement (excluding equity award vesting) upon an involuntary termination of employment without cause within twelve (12) months following a change in control. Any Company employee who receives a transaction payment will not be eligible for severance benefits pursuant to the current change in control agreement. The Compensation Committee determined it was appropriate to make Transaction Awards associated with the merger to Mr. Tippit ($875,000) and Mr. Haynie ($1,200,000). Such awards were made pursuant to the terms of the merger agreement described above. The executives will be entitled to a cash payment of their respective Transaction Awards at the effective time of the merger, other than the accelerated portion discussed below.
Tax Planning Strategies
Under the merger agreement, the Company may implement tax planning strategies for the purpose of mitigating the impact of Sections 280G and 4999 of the Internal Revenue Code and thereby preserve certain compensation-related tax deductions for the Company that might otherwise be disallowed. Such tax planning strategies included for Mr. David Brooks vesting a portion of his equity awards in December 2019 that were scheduled to vest in January 2020 and paying a portion of the cash component of his 2019 incentive award in December 2019 based on actual performance achieved. For certain other Company executive officers, strategies included paying a portion of the transaction bonuses described above in December 2019. The accelerated payments of the transaction bonus are subject to repayment if the executive is not employed at the time of closing and/or if the merger is not completed.
Effective as of December 19, 2019, the Company accelerated the vesting and payments of the following items at the approval of the Compensation Committee:

Executive	2019 Annual Bonus	2020 Restricted Stock Vesting	Transaction Award
Mr. David R. Brooks	$650,000	$401,931	$—
Mr. Mark S. Haynie	183,510	—	246,490
Mr. James P. Tippit	114,693	—	555,307
Stock Ownership and Pledging Guidelines
On January 24, 2019, the Board of Directors adopted Stock Ownership & Pledging Guidelines (the “Guidelines”) for directors and executive officers. The purpose of these guidelines is to enhance director and executive officer focus on the long-term success of the Company and on the creation of shareholder value by requiring directors and executive officers to be long-term holders of the Company’s common stock. The Corporate Governance & Nominating Committee is responsible for monitoring compliance with these guidelines on an annual basis.

The Stock Ownership and Pledging Guidelines apply to the Chief Executive Officer, the Company’s executive officers (“Executive Officers”), and the non-employee directors of the Company. The aforementioned individuals will be required to own shares of the Company’s common stock with an aggregate value equal to the amounts set forth in the following table:

Title	Required Common Stock Ownership
Chief Executive Officer	5x base salary
Other Executive Officers	3x base salary
Non-Employee Directors	3x annual cash retainer
For the purpose of determining share ownership, the following may be used:

•	Shares owned outright by the Executive Officer or Director and his or her immediate family members residing in the same household;

•	Shares credited to the Executive Officer’s or Director’s account under the Company’s 401(k) Profit Sharing Plan;

•	Shares held in trust for the benefit of the Executive Officer or Director;

•	Shares acquired upon net exercise of vested stock options; and

•	Unvested shares of restricted Company common stock or restricted stock units held by the Executive Officer or Director.
The determination of whether an individual meets the applicable guidelines will be made as of the last day of the preceding fiscal year by using the average closing price of the Company’s common stock on The Nasdaq Global Select Market for the prior six “trading days”.
The Executive Officers and Directors are expected to meet the applicable target multiple within five (5) years after the effective date of these guidelines or the date the applicable individual first becomes subject to it, and they are expected to continuously own sufficient shares to meet the guidelines once attained. If an individual falls below the applicable guideline due solely to a decline in the value of the Common Stock, the individual will not be required to acquire additional shares to meet the guideline, but he or she will be required to retain all shares then held (except for shares withheld to pay withholding taxes or the exercise price of options) until such time as the individual again attains the target multiple.
Limitations on Pledging of Shares and Anti-Hedging Guidelines
The Guidelines also provide that Executive Officers and Directors may only pledge shares of the Company’s common stock that are in excess of the amount required to be owned pursuant to these guidelines; provided, that any pledge of shares that fails to comply with this requirement and which existed prior to the date of adoption of the guidelines will be exempt from this requirement. The Company believes that the pledging of shares in excess of the minimum required ownership thresholds by directors and executive officers does not present undue risk to the Company or its shareholders.
The Company’s Guidelines and Insider Trading Policy prohibit directors and executives from engaging in transactions that hedge the economic risk of owning shares of Company common stock. Thus, directors and executive officers may not engage in hedging transactions in the Company’s shares such as puts, calls, prepaid variable forwards, equity swaps, collars and other derivative securities on an exchange or in any other organized market. Directors and executive officers also may not engage in short sales of the Company’s shares, meaning sales of shares that are not owned at the time of sale. The Company Guidelines also prohibit directors and executive officers from holding shares of Company common stock in a margin account. The prohibition recognizes the risk that directors or executives may be forced to sell shares to meet a margin call, which could negatively impact the Company’s stock price and may violate insider trading laws and policies.
Clawback Policy
In March 2019 the Compensation Committee adopted a clawback policy that will apply to incentive compensation payable to executive officers with respect to performance periods beginning January 1, 2019. Under this policy, the Board, based upon the recommendation of the Compensation Committee, may pursue forfeiture or repayment of incentive compensation if the Company is required to prepare an accounting restatement due to material noncompliance of the Company with any financial reporting requirement under applicable securities laws, or if an executive commits an act of fraud or intentional misconduct.

Role of the Compensation Committee and Executives in Establishing Compensation
The Compensation Committee, either as a committee or together with the other independent directors of the Company, makes all recommendations to the Board of Directors with respect to the compensation of the Company’s executive officers, including the named executive officers, which the Board of Directors then reviews and, if satisfactory, ratifies. The Chairman of the Board, Chief Executive Officer and President provides input regarding the performance of the other named executive officers and makes recommendations for compensation amounts payable to the other named executive officers. The Compensation Committee evaluates the Chairman of the Board, Chief Executive Officer and President’s performance in light of the Company’s goals and objectives relevant to his compensation. The Chairman of the Board, Chief Executive Officer and President is not involved with any aspect of determining his own pay.
When reviewing named executive officer compensation, the Compensation Committee and the Board of Directors review all elements of current and historic compensation for each named executive officer. The Compensation Committee also makes recommendations to the Board of Directors as to all stock grants to the named executive officers made pursuant to the Company’s equity incentive plans.
Compensation Consultant
In 2019, the Compensation Committee retained Meridian as its ongoing compensation consultant. Meridian is a highly-respected compensation consultant that provides a wide spectrum of compensation consulting and corporate governance services. The firm brings a deep knowledge of the Company’s peers and best practices in compensation and governance. Meridian was engaged directly by the Compensation Committee and proactively informs the Company about relevant emerging issues.
Compensation Peer Group
The Compensation Committee evaluates the Company’s named executive officer compensation levels with comparable compensation levels for a peer group of comparable banks based on asset size, geography and operations. The Compensation Committee updated the peer group in 2018 following a review provided by Meridian.

2018 Peer Group
Ameris Bancorp	Hilltop Holdings
Bank OZK	LegacyTexas Financial Group
BOK Financial Corporation	Old National Bancorp
Cadence Bancorporation	Pinnacle Financial Partners
CenterState Bank Corporation	Prosperity Bancshares
Chemical Financial Corp.	Renasant Corporation
Cullen/Frost Bankers	South State Corporation
First Financial Bancorp.	Texas Capital Bancshares
First Financial Bankshares	Union Bankshares Corp.
Glacier Bancorp	United Bankshares
Heartland Financial USA	United Community Bank
In review of the peer group in June 2019, the Committee approved the removal of Chemical Financial Corporation and BOK Financial Corporation due to their pending mergers and the expected increases in their asset size. This updated peer group was used in connection with setting 2020 compensation levels.
Tax Considerations
Effective January 1, 2018, Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public corporations for compensation over $1,000,000 paid to an individual who was the company’s CEO, CFO or one of the company’s next three other most highly compensated executive officers in any year after 2016 (“covered employee”). Prior to January 1, 2018, Section 162(m) provided for an exception to the deduction limit for qualifying performance-based compensation if specified requirements were met, and the deduction limit did not apply to the CFO or an individual who was not the company’s CEO or one of the company’s next three most highly compensated employees as of the last day of the fiscal year. The Tax Cuts and Jobs Act of 2017 amended Section 162(m) by eliminating the performance-based exception and expanding the individuals who are treated as covered employees. The Company believes that achieving its objectives under the compensation philosophy set forth above is more important than the benefit of tax deductibility. The Company reserves the right to maintain flexibility in how it compensates its executive officers that may result in limiting the deductibility of amounts of compensation from time to time.
Risk Considerations
The Company’s compensation practices are regularly examined as part of a holistic and well-rounded Risk Management framework and are evaluated in context with accepted best practices in the industry.
The Compensation Committee and the Board of Directors have reviewed the compensation policies and practices for all employees and does not believe that any risks arise from the Company’s compensation policies and practices for the Company’s executive officers and other employees that are reasonably likely to have a material adverse effect on the Company’s operations, results of operations or financial condition.
BOARD OF DIRECTORS COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION
Notwithstanding anything to the contrary set forth in any of the Company’s previous or future filings under the Securities Act of 1933, as amended, or the Securities Act, or the Exchange Act that might incorporate the information in this Annual Report on Form 10K or future filings with the SEC, in whole or in part, the following report of the Compensation Committee shall not be deemed to be incorporated by reference into any such filing.
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10K.
THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
William E. Fair (Chair)
J. Webb Jennings, III
G. Stacy Smith

SUMMARY COMPENSATION INFORMATION
The following table sets forth information regarding the compensation paid to each of the Company’s named executive officers for 2019, 2018, and 2017.

Name and Position	Year	Salary (1)	Bonus (2)	Stock Awards (3)		Nonequity Incentive Plan Compensation (2)	All Other Compensation (4)	Total
David R. Brooks, Chairman,	2019	$765,000	$—	$804,262		$701,926	$72,197	$2,343,385
Chief Executive Officer and President	2018	725,000	650,000	628,100		—	66,289	2,069,389
	2017	700,000	750,000	398,382		—	61,534	1,909,916
Michelle S. Hickox, Executive Vice	2019	375,000	—	125,669		285,066	30,614	816,349
President and Chief Financial Officer	2018	325,000	225,000	96,647		—	37,087	683,734
	2017	300,000	200,000	99,626		—	86,277	685,903
Daniel W. Brooks, Vice Chairman and	2019	450,000	—	231,229		321,143	44,627	1,046,999
Chief Risk Officer	2018	425,000	300,000	144,935		—	46,642	916,577
	2017	400,000	350,000	149,409		—	104,504	1,003,913
Mark S. Haynie, Executive Vice	2019	300,000	—	80,435		183,510	287,680	851,625
President and General Counsel	2018	237,500	140,000	534,000	(5)	—	26,312	937,812
James P. Tippit, Executive Vice President	2019	250,000	—	40,218		114,694	604,025	1,008,937
and Head of Corporate Responsibility	2018	210,000	80,000	28,987		—	41,656	360,643
	2017	168,750	60,000	349,150	(6)	—	34,520	612,420
Brian E. Hobart, Vice Chairman and	2019	433,057	—	221,148		—	593,708	1,247,913
Chief Lending Officer* (7)	2018	400,000	280,000	120,827		—	51,390	852,217
	2017	375,000	330,000	124,486		—	117,740	947,226
____________

*	Mr. Hobart resigned as an executive officer on November 11, 2019.

(1)	The amounts shown in this column represent salaries earned during the fiscal year shown.

(2)
The amounts of bonuses and nonequity incentive plan compensation for each year shown were cash bonuses earned for that year, but that were paid in the following fiscal year, except for nonequity incentive plan compensation paid to Mr. David Brooks, Mr. Haynie and Mr. Tippit as discussed in "Tax Planning Strategies" on page 91.

(3)
The amounts of stock awards for each year shown were awards actually received in that year for the prior year’s performance. The market values of the outstanding stock awards presented as of December 31, 2019, 2018 and 2017, are based on the market value of the Company’s common stock on the date of the grant which was $52.78 on January 25, 2019, $71.75 on January 31, 2018 and $62.15 on January 31, 2017. The grants awarded for each year shown were based upon the Company’s and the executive’s performance for the prior year.

(4)
Includes 401(k) contributions, health and welfare benefits, restricted stock related payments, insurance premiums and certain perquisites and other benefits. During 2019, the Company made transaction award payments to Mr. Haynie ($246,490) and Mr. Tippit ($555,307) as described in "Tax Planning Strategies" on page 91. None of these individual components of All Other Compensation exceeded $25,000 in 2018. In 2017, the Company made payments related to payroll taxes on restricted stock vesting under a legacy program for Daniel W. Brooks ($68,876), Brian E. Hobart ($68,033) and Michelle S. Hickox ($60,011).

(5)
The market value of the outstanding stock awards presented for Mr. Haynie as of December 31, 2018 is based on the market value of the Company's common stock on the date of grant which was $71.20 on March 1, 2018.

(6)
The market value of the outstanding stock awards presented for Mr. Tippit as of December 31, 2017 are based on the market values of the Company's common stock on the date of grant which was $62.15 on January 31, 2017 for 1,000 shares of common stock, and $57.40 on August 16, 2017 for 5,000 shares of common stock.

(7)	Mr. Hobart received payments pursuant to a Separation Agreement as described in "Executive Employment Agreements, Award Agreements & Potential Payments upon Change in Control" on page 89.

Grants of Plan-Based Awards
The Compensation Committee grants restricted stock awards periodically. In 2019, restricted stock grants encompassing 138,608 shares of the Company’s common stock under the Equity Incentive Plan were granted to certain named executive officers.
The table below sets forth the cash portion of 2019 incentive compensation opportunity for each NEO as well as the equity grants awarded to each NEO in 2019 based on 2018 performance:

Name	Plan	Grant Date							All other stock awards: Number of shares of stock or units (#) (2)	All other option awards: Number of securities underlying options (#)	Exercise Price or base price of option awards ($/sh)	Grant date fair value of stock and option awards ($) (3)
			Estimated future payout under nonequity incentive plan awards (1)			Estimated future payouts under equity incentive plan awards
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
David R. Brooks	Restricted Stock	January 25, 2019	$—	$—	$—	—	—	—	15,238	—	$—	$804,262
	Annual Incentive	March 8, 2019	—	688,500	1,032,750	—	—	—	—	—	—	—
Michelle S. Hickox	Restricted Stock	January 25, 2019	—	—	—	—	—	—	2,381	—	—	125,669
	Annual Incentive	March 8, 2019	—	243,750	365,625	—	—	—	—	—	—	—
Daniel W. Brooks	Restricted Stock	January 25, 2019	—	—	—	—	—	—	4,381	—	—	231,229
	Annual Incentive	March 8, 2019	—	315,000	472,500	—	—	—	—	—	—	—
Mark S. Haynie	Restricted Stock	January 25, 2019	—	—	—	—	—	—	1,524	—	—	80,437
	Annual Incentive	March 8, 2019	—	180,000	270,000	—	—	—	—	—	—	—
James P. Tippit	Restricted Stock	January 25, 2019	—	—	—	—	—	—	762	—	—	40,218
	Annual Incentive	March 8, 2019	—	112,500	168,750	—	—	—	—	—	—	—
Brian E. Hobart*	Restricted Stock	January 25, 2019	—	—	—	—	—	—	4,190	—	—	221,148
	Annual Incentive	March 8, 2019	—	—	—	—	—	—	—	—	—	—
____________

*	Mr. Hobart resigned as an executive officer on November 11, 2019.

(1)	Represents the cash portion at target and maximum of the total incentive opportunity approved for each named executive officer for 2019 performance.

(2)
Represents awards under the Equity Incentive Plan. Each award vests one-third at the end of one year, an additional one-third at the end of two years and the remaining one-third at the end of three years.

(3)	Calculated by multiplying the restricted stock grant shares by the grant date fair value of $52.78 on January 25, 2019.
Outstanding Equity Awards at Fiscal Year-End
The following table provides information regarding outstanding unvested stock awards held by the named executive officers as of December 31, 2019. The then-outstanding stock awards were shares of restricted stock subject to forfeiture provisions that expire on the third anniversary of the date of the grant or the fifth anniversary of the date of the grant (for grants received in connection with employment) so long as the holder of the shares remains employed by the Company or Independent Bank on that date. Unvested restricted stock granted under the Equity Incentive Plan vest immediately upon the occurrence of a change of control event. Unvested awards granted under the Equity Incentive Plan expire should the officer be terminated with cause, as defined in the Equity Incentive Plan. Restricted stock grants awarded under the Equity Incentive Plan are not assignable or transferable by a grantee. Grantees are required to sign confidentiality, non-solicitation and noncompetition agreements in connection with receipt of the restricted stock grants to preclude actions detrimental to the Company.

	Stock Awards under the Equity Incentive Plan as of December 31, 2019
Name	Number of Shares of Stock that have not Vested (1)	Market Value of Shares of Stock that have not Vested (2)
David R. Brooks	15,995	$886,763
Michelle S. Hickox	3,814	211,448
Daniel W. Brooks	6,530	362,023
Mark S. Haynie	7,524	417,131
James P. Tippit	4,366	242,051
____________

(1)
The following table shows the dates on which the shares of restricted stock shown in the table above vest, i.e., the date on which the forfeiture provisions expire as to the shares of restricted stock held by each of the Company’s named executive officers:

Name	Vesting Dates	Number of Shares to Vest
David R. Brooks	January 31, 2020	2,918
	January 25, 2021	5,079
	January 31, 2021	2,918
	January 25, 2022	5,080
Michelle S. Hickox	January 25, 2020	793
	January 31, 2020	984
	January 25, 2021	794
	January 31, 2021	449
	January 25, 2022	794
Daniel W. Brooks	January 25, 2020	1,460
	January 31, 2020	1,475
	January 25, 2021	1,460
	January 31, 2021	674
	January 25, 2022	1,461
Mark S. Haynie	January 25, 2020	508
	March 1, 2020	1,500
	January 25, 2021	508
	March 1, 2021	1,500
	January 25, 2022	508
	March 1, 2022	1,500
	March 1, 2023	1,500
James P. Tippit	January 25, 2020	254
	January 31, 2020	469
	August 16, 2020	1,000
	January 25, 2021	254
	January 31, 2021	135
	August 16, 2021	1,000
	August 16, 2022	1,000

(2)
The market values for the outstanding stock awards presented as of December 31, 2019, are based on a fair market value of the Company’s common stock of $55.44 per share as of December 31, 2019, which was the closing sale price of the Company’s common stock on the Nasdaq Global Select Market on such date.

Options Exercises and Stock Vested
The following table provides information concerning the exercise of stock options, SARs and similar instruments, and the vesting of stock, including restricted stock, restricted stock units and similar instruments, during the year ended December 31, 2019 for the named executive officers on an aggregated basis:

	Option Awards		Stock Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
David R. Brooks	—	—	15,698	$851,909
Michelle S. Hickox	—	—	1,890	100,369
Daniel W. Brooks	—	—	2,583	137,078
Mark S. Haynie	—	—	1,500	87,525
James P. Tippit	—	—	1,467	74,629
Brian E. Hobart*	—	—	8,218	458,052
____________

*	Mr. Hobart resigned as an executive officer on November 11, 2019.
Potential Payments Upon Termination or Change in Control
The following table summarizes the estimated payments to be made under each named executive officer’s change in control agreement described above. For the purposes of the quantitative disclosure in the following table, and in accordance with SEC regulations, the Company has assumed that the change in control took place on December 31, 2019, and that the price per share of its common stock was the closing market price as of that date, $55.44.
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

•
during any period of two consecutive years (not including any period prior to February 21, 2013) individuals who constituted the Board of Directors on February 21, 2013 (the “Incumbent Board”) cease for any reason to constitute at least a majority of the Board of Directors; provided, however, that any individual becoming a director subsequent to February 21, 2013 whose election, or nomination for election by the Company’s shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a person or entity other than the Board of Directors;

•
consummation of a reorganization, merger, statutory share exchange or consolidation or similar corporate transaction involving the Company or any of its subsidiaries, a sale or other disposition of all or substantially all of the assets of the Company, or the acquisition of assets or stock of another entity by the Company or any of its Subsidiaries (each a “Business Combination”), in each case, unless, following such Business Combination, (A) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than 50% of, respectively, the then outstanding shares of Common Stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the entity resulting from such Business Combination (including a corporation that as a result of such transaction owns the Company or all or substantially all of the Company’s assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Business Combination of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (B) no person (excluding any employee benefit plan (or related trust) of the Company or such entity resulting from such Business Combination) beneficially owns, directly or indirectly, 50% or more of, respectively, the then outstanding shares of common stock of the entity resulting from such Business Combination or the combined voting power of the then outstanding voting securities of such entity except to the extent that such ownership existed prior to the Business Combination and (C) at least a majority of the members of the Board of Directors or other governing body of the entity resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the Board of Directors, providing for such Business Combination (collectively, clauses (a), (b) and (c) are referred to as “Change in Control Exceptions”); or

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
As used in the Change in Control Agreements, “Cause” means termination of an employee due to any of the following after the Company provides notice to the employee by the Company, specifying such Cause with reasonable particularity, and giving the employee 30 days from the receipt thereof in which to cure the act or omission complained of, unless the act or omission of its very nature cannot be cured:

•	material act of self-dealing between the Company and the employee which is not disclosed in full to, and approved by, the Board of Directors;

•	deliberate falsification by the employee of any records or reports;

•	fraud on the part of the employee against the Company or any of its subsidiaries or affiliates;

•	theft, embezzlement or misappropriation by the employee of any funds of the Company, or conviction of any felony;

•
execution of any document transferring, or creating any material lien or encumbrance on, any material property of the Company, not in the ordinary course of business, without authorization of the Board of Directors;

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

The following table summarizes the estimated payments to be made under each named executive officer’s change in control agreement described above. For the purposes of the quantitative disclosure in the following table, and in accordance with SEC regulations, the Company has assumed that the change in control took place on December 31, 2019, and that the price per share of its common stock was the closing market price as of that date, $55.44.

Name	Cash (1)	Equity (2)	Pension/ NQDC	Perquisites/ Benefits	Tax Reimbursement	Other (3)	Total
David R. Brooks	$6,885,000	$886,763	$—	$—	$—	$—	$7,771,763
Michelle S. Hickox	1,688,000	211,448	—	—	—	—	1,899,448
Daniel W. Brooks	2,160,000	362,023	—	—	—	—	2,522,023
Mark S. Haynie	1,200,000	417,131	—	—	—	—	1,617,131
James P. Tippit	875,000	242,051	—	—	—	—	1,117,051
____________

(1)
Cash amounts that would be paid under the Company’s existing change in control agreements upon a change in control and a qualifying termination or termination for Good Reason using base salary information for 2019 and the amount of the named executive officers’ 2019 annual incentive bonus.

(2)
Estimates of the value that would have been recognized by our executive officers as result of the accelerated vesting of the shares of restricted stock held by such executive officers assuming a change in control occurred on December 31, 2019. The estimated value was calculated by multiplying the number of unvested shares of restricted stock held by the applicable executive officer by the closing price of our common shares on December 31, 2019, which was $55.44. The actual amounts to be paid out can only be determined at the time of such change in control.

(3)
Other benefits for each executive officer include continued participation in Independent Bank’s BOLI Plan. Under this plan, if (i) an executive dies before reaching age 65 and (ii) Independent Bank actually receives sufficient proceeds from a life insurance policy insuring the life of such executive, then Independent Bank shall pay to such executive’s designated beneficiary, as a survivor benefit, a single lump sum cash payment equal to such executive’s annual base salary in effect on the date of the termination of such executive’s employment with Independent Bank within 30 days after such executive’s death.

Director Compensation
During 2019, each of the Company’s nonmanagement directors received a cash retainer of $55,000 and an award of shares of restricted stock under the 2013 Equity Incentive Plan with a market value of $110,377 for their service as a director. In addition, the chairman of the Audit Committee of the Company’s Board of Directors received an additional cash retainer of $15,000, the chairmen of the Company’s Compensation Committee received an additional cash retainer of $10,000, and the Corporate Governance and Nominating Committee chair and Strategic Planning Committee chair members received an additional cash retainer of $5,000 for their service in those roles. The Company’s directors were reimbursed for the reasonable out-of-pocket expenses they incurred in connection with their service as directors, including travel costs to attend the meetings of the Board of Directors and committees. The Company’s directors who were also the Company’s named executed officers did not receive fees or other compensation for their service as directors of the Company. Mr. David R. Brooks and Mr. Daniel W. Brooks, who are directors and executive officers of the Company, do not receive any compensation in their capacity as directors of the Company.
In 2019, the Compensation Committee changed the timing of the payment of director compensation to coincide with the Company’s annual meeting.  The restricted stock award paid in 2019 reflects an award made on January 25, 2019 for service as director in 2018 and an award made on June 11, 2019 for service from June 2019 to June 2020.

The following table sets forth information regarding 2019 compensation for those of the Company’s directors during 2019 who were not named executive officers of the Company for 2019:
Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards (1)	All Other Compensation	Total
Douglas A. Cifu (2)	$60,000	$110,377	$—	$170,377
William E. Fair	65,000	110,377	—	175,377
Mark K. Gormley (3)	55,000	110,377	—	165,377
Alicia K. Harrison (4)	55,000	55,063	—	110,063
Craig E. Holmes	70,000	110,377	—	180,377
J. Webb Jennings III	55,000	110,377	—	165,377
Tom C. Nichols	55,000	110,377	—	165,377
Donald L. Poarch	55,000	110,377	—	165,377
G. Stacy Smith	60,000	110,377	—	170,377
Michael T. Viola	55,000	110,377	—	165,377

____________

(1)
Reflects awards granted in 2019 calculated by multiplying the restricted stock grant shares by the grant date fair value of $52.78 on January 25, 2019 for 1,048 shares of common stock and on June 11, 2019 for 1,036 shares of common stock.

(2)
Douglas A. Cifu resigned as director on July 25, 2019. Mr. Cifu's resignation was not a result of a disagreement between the Company or its management and Mr. Cifu related to the Company's operations, policies or practices.

(3)
Mark K. Gormley resigned as director on January 20, 2020. Mr. Gormley's resignation was not a result of a disagreement between the Company or its management and Mr. Gormley related to the Company's operations, policies or practices.

(4)	Alicia K. Harrison was elected as a director on May 23, 2019.
Compensation Committee Interlocks and Insider Participation
During 2019, no executive officer of the Company served as (1) a member of a compensation committee (or other Board committee performing equivalent functions or, in the absence of any such committee, the entire Board) of another entity, one of whose executive officers served on the Company’s Compensation Committee, (2) a director of another entity, one of whose executive officers served on the Company’s Compensation Committee or (3) a member of the compensation committee (or other Board committee performing equivalent functions or, in the absence of any such committee, the entire Board) of another entity, one of whose executive officers served as a director of the Company. In addition, none of the members of the Compensation Committee (a) was an officer or employee of the Company or any of its subsidiaries in 2019, (b) was formerly an officer or employee of the Company or any of its subsidiaries or (c) had any relationship that required disclosure under “Certain Relationships and Related Transactions,” except as is disclosed under such section for William E. Fair.
CEO PAY RATIO
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of our CEO. The CEO to median employee pay ratio included in this information is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K. Given the different methodologies that various public companies will use to determine an estimate of their pay ratio, the estimated ratio reported below should not be used as a basis for comparison between companies.
Below is the 2019 annual total compensation of the Company’s CEO, the annual total compensation of the Company’s median employee, the ratio of the annual total compensation of the Company’s CEO to that of the Company’s median employee, and the methodology we used to calculate the Company’s CEO pay ratio.

CEO Annual Total Compensation	$2,343,385
Median Employee Annual Total Compensation	$62,861
CEO to Median Employee Pay Ratio	37:1

Methodology
The CEO pay ratio is a reasonable estimate calculated in a manner consistent with the rules of the Securities & Exchange Commission. To calculate our media employee pay ratio, we:

•
Determined the eligible employee population by taking a population of all employees of the Company as of December 31, 2019, including full-time, part-time and seasonal or temporary workers, employed by the Company or its subsidiaries, but excluding the CEO.

•
Identified the median employee by calculating total calendar year taxable wages for each employee as of December 31, 2019. This yielded an even number of employees, and the median employee was determined from the population of two employees at the median.

•
Calculated CEO Pay Ratio by calculating the median employee’s total compensation for 2019 according to instructions for preparing the Summary Compensation Table, including employer health insurance contributions and the value of other benefits. The Company then calculated the CEO’s annual total compensation using the same approach to determine the pay ratio shown above.

The Company’s continued investment in its employees is tantamount to the continued performance of the organization, and the Company focuses on offering competitive compensation arrangements that balance risk and reward while encouraging employees to grow and develop professionally.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Security Ownership of Certain Beneficial Owners
The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock as of February 27, 2020, by (1) directors and named executive officers of the Company, (2) each person who is known by the Company to own beneficially 5% or more of the Company’s common stock and (3) all directors and named executive officers as a group. Unless otherwise indicated, based on information furnished by such shareholders, management of the Company believes that each person has sole voting and dispositive power over the shares indicated as owned by such person.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned		Percentage Beneficially Owned (2)
Directors and Executive Officers:
David R. Brooks	929,877	(3)	2.2%
Daniel W. Brooks	122,312	(4)	*
Michelle S. Hickox	29,709	(5)	*
Michael B. Hobbs	27,691		*
James C. White	18,089		*
James P. Tippit	8,979	(6)	*
Mark S. Haynie	25,095		*
William E. Fair	218,757	(7)	*
Alicia K. Harrison	1,411	(8)	*
Craig E. Holmes	17,150		*
J. Webb Jennings, III	44,990		*
Tom C. Nichols	208,817	(9)	*
Donald L. Poarch	141,435	(10)	*
G. Stacy Smith	97,058		*
Michael T. Viola	25,849		*
All Directors and Executive Officers as a Group (15 persons)	1,917,219		4.5%
Principal Shareholders:
Vincent J. Viola	4,443,839		10.3%
BlackRock, Inc.	3,134,780	(11)	7.3%
The Vanguard Group	3,129,829	(12)	7.3%
T. Rowe Price Associates, Inc.	2,902,989	(13)	6.7%
Dimensional Fund Advisors LP	2,512,520	(14)	5.8%
____________

*	Indicates ownership that does not exceed 1%.

(1)
The address of the persons shown in the foregoing table who are beneficial owners of more than 5% of the common stock are as follows: Vincent J. Viola, 7777 Henneman Way, McKinney, Texas 75070; BlackRock, Inc., 55 East 52nd Street, New York, New York 10055; The Vanguard Group, 100 Vanguard Boulevard, Malvern, Pennsylvania 19355; T. Rowe Price Associates, Inc., 100 East Pratt Street, Baltimore, Maryland 21202; Dimensional Fund Advisors LP, Building One, 6300 Bee Cave Road, Austin, Texas 78746.

(2)	The percentages are based upon 43,040,776 shares issued and outstanding as of February 27, 2020.

(3)
Of these shares, 809,877 are held of record by David R. Brooks and 120,000 shares are held of record by trusts for his children of which he and his wife are trustees. Included in Mr. Brooks total shares are 150,000 shares pledged as security for bank loans.

(4)	Includes 40,000 shares pledged as security for bank loans.

(5)	Includes 29,370 shares held of record by Michelle S. Hickox and 339 shares held of record by Independent Bank 401(k) Profit Sharing Plan, of which Ms. Hickox is beneficiary.

(6)	Includes 8,576 shares held of record by James P. Tippit and 403 shares held of record by Independent Bank 401(k) Profit Sharing Plan, of which Mr. Tippit is beneficiary.

(7)
Includes 210,110 shares held of record by William E. Fair and 7,547 shares held of record by an IRA of which he is beneficiary, and 1,100 shares held of record by Fair Title, Inc. dbd Hatco Investments, of which Mr. Fair is President. Included in his total shares are 130,476 shares pledged as security for bank loans.

(8)
Includes 1,036 shares held of record by Alicia K. Harrison, 100 shares and 275 shares held of record by a revocable living trust and a revocable living trust IRA, respectively, of which Ms. Harrison is beneficiary.

(9)	Includes 207,436 shares held of record by Tom C. Nichols and 1,381 shares held of record by his wife, Lynda Nichols.

(10)
Of these shares, 125,000 shares are held of record by Poarch Family Limited Partnership, of which Mr. Poarch is the President of its General Partner, Donald L. Poarch, Inc., and 16,435 shares are held of record by Donald Poarch.

(11)
According to Schedule 13G/A as filed with the SEC on February 5, 2020, by BlackRock, Inc., on behalf of itself and certain of its subsidiaries. BlackRock, Inc. has sole voting power over 2,972,323 shares, and sole dispositive power over 3,134,780 shares.

(12)
According to Schedule 13G/A filed with the SEC on February 12, 2020, by The Vanguard Group, on behalf of itself and certain of its subsidiaries. The Vanguard Group has sole voting power over 45,179 shares, shared voting power over 5,641 shares, sole dispositive power over 3,084,230 shares, and shared dispositive power over 45,599 shares. Vanguard Fiduciary Trust Company and Vanguard Investments Australia, Ltd., wholly-owned subsidiaries of The Vanguard Group, are the beneficial owners of 39,958 and 10,862 shares respectively.

(13)
According to a Schedule 13G/A filed with the SEC on February 14, 2020, by T. Rowe Price Associates, Inc., on behalf of itself and certain of its subsidiaries. T. Rowe Price Associates, Inc. has sole voting power over 598,111 shares, and sole dispositive power over 2,902,989 shares.

(14)
According to a Schedule 13G/A filed with the SEC on February 12, 2020, by Dimensional Fund Advisors LP, on behalf of itself and certain of its subsidiaries. Dimensional Fund Advisors LP has sole voting power over 2,461,165 shares, and sole dispositive power over 2,512,520 shares.

There are no arrangements currently known to us, the operation of which may at a subsequent date result in a change in control of the Company other than the pending merger with TCBI.
Securities Authorized for Issuance under Equity Compensation Plans
Refer to "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" appearing in Part II Item 5 of this Annual Report on Form 10-K.

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
The Company’s directors, officers, beneficial owners of more than 5% of the Company’s voting securities and their respective associates were customers of and had transactions with the Company in the past, and additional transactions with these persons are expected to take place in the future. All outstanding loans and commitments to loan with these persons were made in the ordinary course of business, were made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to the Company or Independent Bank and did not involve more than the normal risk of collectability or present other unfavorable features. All such loans are approved by Independent Bank’s board of directors in accordance with bank regulatory requirements. Similarly, all certificates of deposit and depository relationships with these persons were made in the ordinary course of business and involved substantially the same terms, including interest rates, as those prevailing at the time for comparable depository relationships with persons not related to the Company or Independent Bank.
Related Person Transactions
The following is a description of certain transactions in which the Company participated in 2019 or is currently proposed and in which one or more of the Company’s directors, executive officers or beneficial holders of more than 5% of the Company’s capital stock, or their immediate family members or entities affiliated with them, had or will have a direct or indirect material interest.
IBG Aircraft. IBG Aircraft Company III, a subsidiary of Independent Bank, or IBG Aircraft, owns an airplane and related hangar. The Company and Independent Bank use the airplane to facilitate the travel of the Company’s and Independent Bank’s executives for corporate purposes related to the Company’s business. Independent Bank uses the aircraft to facilitate the travel of Independent Bank employees to and from Independent Bank’s locations across Texas and Colorado. Certain of the Company’s named executive officers elect to receive a portion of their cash bonus in the form of personal use of the aircraft. Under this arrangement, the Compensation Committee establishes the cash bonus for named executive officers. Those officers who elect to personally use the aircraft are then charged a rate per flight hour for use of the aircraft (computed on an hourly basis and including fuel, maintenance reserves and other operating costs) as established by an Aviation Committee, a joint working group of the Company’s and Independent Bank’s boards of directors comprised of David R. Brooks, William E. Fair and David Wood. This amount is then charged against the named executive officers’ bonus amounts, reducing the cash portion of the bonus awarded to those officers. The Compensation Committee and the CGNC have reviewed and approved this arrangement, and the Company believes that this arrangement is in compliance with third party regulations established by bank regulatory agencies.
Branch Lease. Independent Bank leases its Woodway Branch in Waco from Waco Fairbank Realty, Ltd., of which William E. Fair, one of the Company’s directors, is a limited partner. Independent Bank has agreed to pay rent for this 5,462 square foot facility, at the rate of $27.50 per square foot, or $150,204 annually, from 2016 - 2018, $29.00 per square foot, or $158,400 annually, from 2018 - 2021, and $30.60 per square foot plus an amount based upon the increase in consumer price index, or approximately $167,136 annually, from 2021 - 2026. The Company believes that this arrangement is at least as favorable to Independent Bank as could have been arranged with unrelated third parties and is in compliance with third party regulations for transactions with directors and their affiliates established by bank regulatory agencies.
Family Health Center at Virginia Parkway. The Company has provided approximately $2.5 million in direct support to establish the Family Health Center at Virginia Parkway, a Federally Qualified Health Center in McKinney, Texas. Two of the Company’s employees, James Tippit and Kathryn Perry, serve as directors and officers of the foundation supporting the Family Health Center at Virginia Parkway.
SCW Capital Share Repurchase. The Company repurchased 53,096 shares of the Company’s common stock from SCW Capital, LP and 81,904 shares of the Company’s common stock from SCW Capital QP, LP in June of 2019 for a total purchase price of $7,141,500. Stacy Smith, a director of the Company, is the Managing Partner of the SCW Capital entities, and the repurchase resulted from the SCW Capital entities implementing a new policy regarding its portfolio companies. The shares were repurchased as part of the Company’s share repurchase program announced October 24, 2018. The repurchase of these shares was approved by the Company’s Corporate Governance and Nominating Committee.
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees Paid to Independent Registered Public Accounting Firm
The Audit Committee has reviewed the following audit and non-audit fees that the Company has paid to RSM US LLP for 2018 and 2019 for purposes of considering whether such fees are compatible with maintaining the auditor’s independence. The policy of the Audit Committee is to pre-approve all audit and non-audit services performed by RSM US LLP before the services are performed, including all of the services described under “Audit Fees,” “Audit Related Fees,” “Tax Fees” and “All Other Fees” below.
Audit Fees. Estimated fees billed for service rendered by RSM US LLP for the reviews of the Company’s quarterly reports filed on Form 10-Q, the audit of the consolidated annual financial statements of the Company and services provided for other SEC filings were $680,000 and $931,000 for 2018 and 2019, respectively.
Audit-Related Fees. Aggregate fees billed for all audit-related services rendered by RSM US LLP were $28,000 and $29,000 for 2018 and 2019, respectively. Such services consist of an audit of the Company’s 401(k) plan.
Tax Fees. There were no fees billed for permissible tax services rendered by RSM US LLP for 2018 and 2019.
All Other Fees. Aggregate fees billed for all other services rendered by RSM US LLP were $0 and $98,000 for 2018 and 2019, respectively. Such services consist of a fair lending compliance review.
Audit Committee Pre-Approval Policy
The Audit Committee has established a policy and related procedures regarding the pre-approval of all audit, audit-related and non-audit services to be performed by the Company’s independent auditors. The Audit Committee will approve the maximum aggregate amount of the costs that may be incurred under a general pre-approval of certain audit services. Any proposed audit services for which the cost to the Company would exceed these levels or amounts, or services that have not received general pre-approval, requires specific pre-approval by the Audit Committee.
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
In addition to the annual audit services engagement approved by the Audit Committee, the Audit Committee may grant general pre-approval for audit-related services and other audit services. Unless granted general pre-approval, all audit-related services and other audit services must be specifically pre-approved by the Audit Committee. All non-audit services must be specifically pre-approved by the Audit Committee. The Company’s independent auditor may not be engaged to provide any service that is prohibited by applicable law to be provided to an audit client by an independent auditor.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements. Reference is made to the Consolidated Financial Statements, the report thereon and the notes thereto commencing at page 113 of this Annual Report on Form 10-K. Set forth below is an index of such Consolidated Financial Statements:
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
3.1
Amended and Restated Certificate of Formation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 27, 2013 (Registration No. 333‑186912) (the “Form S‑1 Registration Statement”))

3.2
Certificate of Amendment to Amended and Restated Certificate of Formation of the Company (incorporated herein by reference to Exhibit 3.3 to Amendment No. 2 to the Form S-1 Registration Statement filed with SEC on April 1, 2013)

3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Independent Bank Group, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8‑K filed with the SEC on May 28, 2019)

3.4
Statement of Designations of Senior Non-Cumulative Perpetual Preferred Stock, Series A of Independent Bank Group, Inc., as filed with the Office of the Secretary of State of the State of Texas on April 15, 2014 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8‑K filed with the SEC on April 17, 2014)

3.5	Fourth Amended and Restated Bylaws of Independent Bank Group, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2019)
3.6
Certificate of Merger, dated January 2, 2014, of Live Oak Financial Corp. with and into Independent Bank Group, Inc. (incorporated herein by reference to Exhibit 3.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-196627 filed with the SEC on June 25, 2014 (the “Form S-3 Registration Statement”))

3.7
Certificate of Merger, dated April 15, 2014, of BOH Holdings, Inc. with and into Independent Bank Group, Inc. (incorporated herein by reference to Exhibit 3.6 to Amendment No. 1 to the Form S-3 Registration Statement filed with the SEC on June 25, 2014)

3.8
Certificate of Merger, dated September 30, 2014, of Houston City Bancshares, Inc. with and into Independent Bank Group, Inc. (incorporated by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2015, filed with the SEC on July 31, 2015)

3.9
Certificate of Merger, dated March 31, 2017, of Carlile Bancshares, Inc. with and into Independent Bank Group, Inc. (incorporated by reference to Exhibit 3.8 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2017 filed with the SEC on April 27, 2017)

3.10
Certificate of Merger, dated October 23, 2017, of Washington Investment Company with and into Independent Bank Group, Inc. (incorporated by reference to Exhibit 3.9 to the Registrant’s Current Report on Form 10-Q filed with the SEC on July 26, 2018)

3.11
Certificate of Merger, dated May 31, 2018, of Integrity Bancshares, Inc. with and into Independent Bank Group, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 10-Q filed with the SEC on July 26, 2018)

3.12
Certificate of Merger, dated December 27, 2018, but effective January 1, 2019, of Guaranty Bancorp with and into Independent Bank Group, Inc. (incorporated herein by reference to Exhibit 3.10 to the Company’s Annual Report on Form 10-K for the year December 31, 2018, filed with the SEC on February 28, 2019)

4.1
Form of certificate representing shares of the Company’s common stock (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Form S-1 Registration Statement filed with the SEC on March 18, 2013)

4.2
Subordinated Debt Indenture, dated as of June 25, 2014, between Independent Bank Group, Inc. and Wells Fargo Bank, National Association, in its capacity as Indenture Trustee (incorporated herein by reference to Exhibit 4.6 to Amendment No. 1 to the S‑3 Registration Statement filed with the SEC on June 25, 2014)

4.3
First Supplemental Indenture, dated as of July 17, 2014, between Independent Bank Group, Inc. and Wells Fargo Bank Shareowner Services, in its capacity as Indenture Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated July 17, 2014)

4.4
Second Supplemental Indenture, dated as of December 19, 2017, between Independent Bank Group, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8‑K, dated December 19, 2017)

4.5
Form of Global Note to represent the 5.875% Subordinated Notes due August 1, 2024, of the Company (incorporated herein by reference to Exhibit 4.5 in the Company’s Quarterly Report on Form 10‑Q, for the quarter ended September 30, 2017, filed with the SEC on October 26, 2017)

4.6
Form of Global Note to represent the 5.875% Subordinated Notes due August 1, 2024, of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated June 22, 2016)

The other instruments defining the rights of holders of the long-term debt securities of the Company and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.

4.7(a)
Independent Bank 401(k) Profit Sharing Plan (incorporated herein by reference to Exhibit 4.8(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the SEC on July 25, 2019)

4.7(b)
Amendment to Independent Bank 401(k) Profit Sharing Plan for Unilateral Interim Amendment to Comply with the 2017 Final Regulations under ERISA Section 503, dated June 6, 2018 (incorporated herein by reference to Exhibit 4.8(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the SEC on April 25, 2019)

4.7(c)
Amendment to Independent Bank 401(k) Profit Sharing Plan for Interim Amendment to Comply with the Final Regulations under Code Sections 401(k) and 401(m), dated October 16, 2018 (incorporated herein by reference to Exhibit 4.8(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the SEC on April 25, 2019)

4.7(d)
Amendment to Independent Bank 401(k) Profit Sharing Plan for Amendment to Comply with the Bipartisan Budget Act of 2018, dated December 21, 2018 (incorporated herein by reference to Exhibit 4.8(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the SEC on April 25, 2019)

10.1	Form of Indemnification Agreement for directors and officers (incorporated herein by reference to Exhibit 10.16 to the Form S-1 Registration Statement)
10.2	2015 Performance Award Plan (incorporated herein by reference to Annex A of the Company’s definitive Proxy Statement for its 2015 Annual Meeting of Shareholders, dated April 13, 2015)
10.3(a)	2013 Equity Incentive Plan, with form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.20 to the Form S-1 Registration Statement)
10.3(b)
First Amendment to the 2013 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s proxy statement for its 2018 Annual Meeting of Shareholders filed with the SEC on April 26, 2018)

10.3(c)	Second Amendment to the 2013 Equity Incentive Plan*
10.4(a)
Credit Agreement, dated as of January 17, 2019, between Independent Bank Group, Inc., in favor of U.S. Bank National Association (incorporated herein by reference to Exhibit 10.1(a) to the Company’s Current Report on Form 8-K, dated January 17, 2019)

10.4(b)
Revolving Credit Note, dated January 17, 2019, by Independent Bank Group, Inc. in favor of U.S. Bank National Association (incorporated herein by reference to Exhibit 10.1(b) to the Company’s Current Report on Form 8-K, dated January 17, 2019)

10.4(c)
Negative Pledge Agreement, dated as of January 17, 2019, by the Company, in favor of U.S. Bank National Association (incorporated herein by reference to Exhibit 10.1(c) to the Company’s Current Report on Form 8-K, dated January 17, 2019)

10.4(d)	First Amendment to Credit Agreement between Independent Bank Group, Inc. and U.S. Bank National Association, dated January 17, 2020*
10.5
Employment Agreement, dated March 25, 2016, between Independent Bank and James C. White and joined in by the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2016, filed with the SEC on July 27, 2016)

10.6(a)
Form of Change in Control Agreement, dated July 26, 2016, between the Company and certain Executive Officers (incorporated herein by reference to Exhibit 10.1(a) to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2016, filed with the SEC on October 27, 2016)

10.6(b)	Schedule of Executive Officers who have executed a Change in Control Agreement*
10.7	Employment Agreement, dated December 9, 2019, by and between Independent Bank Group, Inc. and David R. Brooks*
10.8	Employment Agreement, dated December 9, 2019, by and between Independent Bank Group, Inc. and Daniel W. Brooks*
10.9(a)	Form of Employment Agreement*

10.9(b)	Schedule of Executive Officers who have executed an Employment Agreement*
10.10
Separation Agreement between Brian Hobart, Independent Bank and Independent Bank Group, Inc., dated November 11, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated November 11, 2019)

10.11
CBI Nominee Agreement, dated March 28, 2017, by and among the Company and Tom C. Nichols (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8‑K of Independent filed with the SEC on April 14, 2017)

10.12
Agreement and Plan of Reorganization, dated as of November 28, 2017, by and among the Company and Integrity Bancshares, Inc. (incorporated herein by reference to Appendix A to the joint proxy statement/prospectus, which forms a part of the Registration Statement on Form S-4 (Registration No. 333-222804 filed with the SEC on January 31, 2018 (the “Form S-4 Registration Statement”))

10.13
Agreement and Plan of Reorganization, dated May 22, 2018, by and between Independent Bank Group, Inc. and Guaranty Bancorp (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated May 22, 2018)

10.14
Agreement and Plan of Merger dated as of December 9, 2019, by and between Texas Capital Bancshares, Inc. and Independent Bank Group, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated December 13, 2019)**

10.15
Voting Agreement, dated December 9, 2019, by and between Texas Capital Bancshares, Inc. and Vincent J. Viola (incorporated herein by reference to Annex B to the joint proxy statement/prospectus, which forms a part of the Registration Statement on Form S-4 (Registration No. 333-235993) filed with the SEC on January 21, 2020)

10.16
Development Management Agreement, dated January 18, 2018, by and between IBG Real Estate Holdings II, Inc. and KDC McKinney Development One LLC and guaranteed by Independent Bank Group, Inc. and KDC Holdings LLC (incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 27, 2018)

21.1	Subsidiaries of Independent Bank Group, Inc.*
23.1	Consent of RSM US LLP, Independent Registered Public Accounting Firm of Independent Bank Group, Inc.*
31.1	Chief Executive Officer Section 302 Certification*
31.2	Chief Financial Officer Section 302 Certification*
32.1	Chief Executive Officer Section 906 Certification***
32.2	Chief Financial Officer Section 906 Certification***
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)
*    Filed herewith as an Exhibit
**    Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.
***    Furnished herewith as an Exhibit

(b)    Exhibits. See the exhibit list included in Item 15(a)3 of this Annual Report on Form 10-K.

(c)    Financial Statement Schedules. See Item 15(a)2 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Independent Bank Group, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Independent Bank Group, Inc. and its subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 2, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses -

As described in Notes 1 and 6 of the consolidated financial statements, the Company’s allowance for loan losses totaled $14.8 million as of December 31, 2019. The Company establishes the allowance for loan losses by estimating probable and reasonably estimable loan losses inherent in loans held for investment as of the balance sheet date. The allowance for loan losses contains provisions for probable losses that have been identified relating to specific borrowing relationships (“specific reserve”), as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified (“general reserve”). The general reserve is established through historical loss experience adjusted for qualitative factors. Qualitative factors used by the Company include considerations such as the volume, growth and composition of the loan portfolio, the effect of changes in the local real estate market on collateral values, trends in past dues, the experience of the lenders, changes in lending policy, the Company’s ability to monitor and manage the loan portfolio, and the effects on the loan portfolio of current economic indicators and their probable impact on borrowers. The measurement of the qualitative factors considered in the general allowance requires a significant amount of judgment by management and involves a high degree of estimation. We identified the qualitative factors applied to the general reserve of the allowance for loan losses as a critical audit matter because auditing the qualitative factors of the allowance required a high degree of auditor judgment, as the assumptions determined by management are highly subjective.

Our audit procedures related to the Company’s qualitative factors applied to the general reserve of the allowance for loan losses included the following, among others:

•
We obtained an understanding of the relevant controls related to the qualitative factors applied to the general reserve of the allowance for loan losses and tested such controls for design and operating effectiveness, including controls over management’s establishment, review and approval of the qualitative factors and the data used in determining the qualitative factors.

•	We tested the completeness and accuracy of the groups of loans used in the qualitative factor assessment based on the relevant risks associated with such groups of loans.

•	We tested management’s process for establishing and monitoring qualitative factors including:

•
Evaluating the reasonableness of management’s judgments by validating the source of information used by management with the relevant internal or external information from which it was derived, as well as evaluating the estimated correlation to potential losses.

•	Evaluating the reasonableness of qualitative factor adjustments assessed by management as compared to the underlying internal or external source information.

Acquisition of Guaranty Bancorp -

As described in Notes 1 and 22 of the consolidated financial statements the Company completed the acquisition of Guaranty Bancorp (Guaranty) on January 1, 2019 for total consideration of $602 million. The Company applies the acquisition method of accounting for business combinations. Accordingly, the assets acquired and liabilities assumed were recorded at their acquisition date fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets, and liabilities assumed was recorded as goodwill. Assets acquired included loans and core deposit intangibles. The fair value of assets acquired in the acquisition totaled $3.9 million, including $2.8 million of loans receivable and $62 million of core deposit intangible. The Company estimated the fair value of loans and core deposit intangible assets using a discounted cash flow model. Management determined multiple assumptions for which there was limited observable market information and required significant estimates and judgment with respect to deposit runoff, interest costs, and cost of alternative funding, loan prepayment and discount rates.

We have identified the valuation of loans and core deposit intangibles from the Guaranty acquisition as a critical audit matter because auditing the fair value involved significant auditor judgment and increased audit effort because of the estimation required by management.

Our audit procedures related to the fair value of acquired loans and core deposits included the following, among others:

•
We obtained an understanding of the relevant controls related to the fair value of acquired loans and core deposits and tested such controls for design and operating effectiveness, including controls over management’s establishment and determination of assumptions utilized in the loans and core deposit intangibles valuations.

•	We evaluated the valuation approach used by the Company to calculate the fair value of loans and core deposit intangibles.

•	We performed, with the assistance of our valuation specialists, the following procedures:

◦	Compared management’s assumptions to publicly available market data.

◦
Evaluated the reasonableness of the core deposit intangible valuation by calculating the value using a reduction to the reserve requirement assumption, alternative cost of funding assumptions from a published source, disregarding insurance costs and float assumptions, and adjusting retention rates downward and comparing our results to management’s calculation.

◦	Tested the completeness and accuracy of the underlying data used in the valuation model.

•	We evaluated estimated run-off rates for reasonableness by comparing to actual data observed subsequent to the acquisition. We tested the completeness and accuracy of the actual data observed.

RSM US LLP

We have served as the Company’s auditor since 2001.

Dallas, Texas
March 2, 2020

Independent Bank Group, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2019 and 2018
(Dollars in thousands, except share information)

	December 31,
Assets	2019	2018
Cash and due from banks	$186,299	$102,024
Interest-bearing deposits in other banks	378,871	28,755
Cash and cash equivalents	565,170	130,779
Certificates of deposit held in other banks	5,719	1,225
Securities available for sale, at fair value	1,085,936	685,350
Loans held for sale (includes $29,204 and $27,871 carried at fair value, respectively)	35,645	32,727
Loans, net	11,562,814	7,839,695
Premises and equipment, net	242,874	167,866
Other real estate owned	4,819	4,200
Federal Home Loan Bank (FHLB) of Dallas stock and other restricted stock	30,052	26,870
Bank-owned life insurance (BOLI)	215,081	129,521
Deferred tax asset	6,943	13,180
Goodwill	994,021	721,797
Other intangible assets, net	100,741	45,042
Other assets	108,392	51,713
Total assets	$14,958,207	$9,849,965

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$3,240,185	$2,145,930
Interest-bearing	8,701,151	5,591,864
Total deposits	11,941,336	7,737,794
FHLB advances	325,000	290,000
Other borrowings	202,251	137,316
Junior subordinated debentures	53,824	27,852
Other liabilities	96,023	50,570
Total liabilities	12,618,434	8,243,532
Commitments and contingencies
Stockholders’ equity:
Preferred stock (0 and 0 shares outstanding, respectively)	—	—
Common stock (42,950,228 and 30,600,582 shares outstanding, respectively)	430	306
Additional paid-in capital	1,926,359	1,317,616
Retained earnings	393,674	296,816
Accumulated other comprehensive income (loss)	19,310	(8,305)
Total stockholders’ equity	2,339,773	1,606,433
Total liabilities and stockholders’ equity	$14,958,207	$9,849,965
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2019, 2018 and 2017
(Dollars in thousands, except per share information)

	Years Ended December 31,
	2019	2018	2017
Interest income:
Interest and fees on loans	$611,589	$384,791	$290,357
Interest on taxable securities	21,324	14,007	8,229
Interest on nontaxable securities	8,482	4,580	3,877
Interest on interest-bearing deposits and other	11,537	3,912	5,451
Total interest income	652,932	407,290	307,914
Interest expense:
Interest on deposits	123,384	60,767	28,518
Interest on FHLB advances	10,173	10,264	5,858
Interest on other borrowings and repurchase agreements	11,590	8,398	6,898
Interest on junior subordinated debentures	3,028	1,609	1,162
Total interest expense	148,175	81,038	42,436
Net interest income	504,757	326,252	265,478
Provision for loan losses	14,805	9,860	8,265
Net interest income after provision for loan losses	489,952	316,392	257,213
Noninterest income:
Service charges on deposit accounts	24,500	14,224	12,955
Investment management and trust	9,330	—	—
Mortgage banking revenue	15,461	15,512	13,755
Gain on sale of loans	6,779	—	351
Gain on sale of branches	1,549	—	2,917
Gain on sale of trust business	1,319	—	—
Gain (loss) on sale of other real estate	875	269	(160)
Gain on sale of repossessed assets	—	—	1,010
Gain (loss) on sale of securities available for sale	275	(581)	124
(Loss) gain on sale of premises and equipment	(585)	123	(21)
Increase in cash surrender value of BOLI	5,525	3,170	2,748
Other	13,148	9,507	7,608
Total noninterest income	78,176	42,224	41,287
Noninterest expense:
Salaries and employee benefits	162,683	111,697	95,741
Occupancy	37,654	24,786	22,079
Data processing	17,103	10,754	8,597
FDIC assessment	1,065	3,306	4,311
Advertising and public relations	2,527	1,907	1,452
Communications	5,145	3,353	2,860
Other real estate owned expenses, net	418	318	304
Impairment of other real estate	1,801	85	1,412
Amortization of other intangible assets	12,880	5,739	4,639
Professional fees	7,936	4,556	4,564
Acquisition expense, including legal	33,445	6,157	12,898
Other	39,207	25,961	17,956
Total noninterest expense	321,864	198,619	176,813
Income before taxes	246,264	159,997	121,687
Income tax expense	53,528	31,738	45,175
Net income	$192,736	$128,259	$76,512
Basic earnings per share	$4.46	$4.33	$2.98
Diluted earnings per share	$4.46	$4.33	$2.97
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2019, 2018 and 2017
(Dollars in thousands)

	Years Ended December 31,
	2019	2018	2017
Net income	$192,736	$128,259	$76,512
Other comprehensive income (loss) before tax:
Change in net unrealized gains (losses) on available for sale securities during the year	35,620	(10,182)	1,067
Reclassification for amount realized through sales of securities available for sale included in net income	(275)	581	(124)
Other comprehensive income (loss) before tax	35,345	(9,601)	943
Income tax expense (benefit)	7,730	(2,016)	330
Other comprehensive income (loss), net of tax	27,615	(7,585)	613
Comprehensive income	$220,351	$120,674	$77,125
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2019, 2018 and 2017
(Dollars in thousands, except for par value, share and per share information)

	Preferred Stock $.01 Par Value 10 million shares authorized	Common Stock $.01 Par Value 100 million shares authorized		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
		Shares	Amount
Balance, December 31, 2016	$—	18,870,312	$189	$555,325	$117,951	$(1,100)	$672,365
Net income	—	—	—	—	76,512	—	76,512
Other comprehensive income, net of tax	—	—	—	—	—	613	613
Stock issued for acquisition of bank, net of offering costs of $942	—	8,804,699	88	565,112	—	—	565,200
Common stock issued, net of offering costs of $525	—	448,500	5	26,811	—	—	26,816
Restricted stock forfeited	—	(2,543)	—	—	—	—	—
Restricted stock granted	—	130,722	1	(1)	—	—	—
Stock based compensation expense	—	—	—	4,688	—	—	4,688
Exercise of warrants	—	3,203	—	55	—	—	55
Cash dividends ($0.40 per share)	—	—	—	—	(10,231)	—	(10,231)
Balance, December 31, 2017	$—	28,254,893	$283	$1,151,990	$184,232	$(487)	$1,336,018
Cumulative effect of change in accounting principles	—	—	—	—	233	(233)	—
Net income	—	—	—	—	128,259	—	128,259
Other comprehensive loss, net of tax	—	—	—	—	—	(7,585)	(7,585)
Stock issued for acquisition of bank, net of offering costs of $209	—	2,071,981	21	157,033	—	—	157,054
Restricted stock forfeited	—	(3,845)	—	—	—	—	—
Restricted stock granted	—	130,212	1	(1)	—	—	—
Stock based compensation expense	—	—	—	6,062	—	—	6,062
Exercise of warrants	—	147,341	1	2,532	—	—	2,533
Cash dividends ($0.54 per share)	—	—	—	—	(15,908)	—	(15,908)
Balance, December 31, 2018	$—	30,600,582	$306	$1,317,616	$296,816	$(8,305)	$1,606,433
Cumulative effect of change in accounting principles	—	—	—	—	(926)	—	(926)
Net income	—	—	—	—	192,736	—	192,736
Other comprehensive income, net of tax	—	—	—	—	—	27,615	27,615
Stock issued for acquisition of bank, net of offering costs of $804	—	13,179,748	132	600,936	—	—	601,068
Common stock repurchased	—	(952,844)	(9)	—	(51,650)	—	(51,659)
Restricted stock forfeited	—	(15,866)	—	—	—	—	—
Restricted stock granted	—	138,608	1	(1)	—	—	—
Stock based compensation expense	—	—	—	7,808	—	—	7,808
Cash dividends ($1.00 per share)	—	—	—	—	(43,302)	—	(43,302)
Balance, December 31, 2019	$—	42,950,228	$430	$1,926,359	$393,674	$19,310	$2,339,773
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2019, 2018 and 2017
(Dollars in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$192,736	$128,259	$76,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	11,783	8,391	8,196
Accretion of income recognized on acquired loans	(46,071)	(13,523)	(7,833)
Amortization of other intangibles assets	12,880	5,739	4,639
Amortization of premium on securities, net	2,671	3,316	3,629
Amortization of discount and origination costs on borrowings	633	633	505
Stock based compensation expense	7,808	6,062	4,688
Excess tax expense (benefit) on restricted stock vested	21	(646)	(1,323)
FHLB stock dividends	(854)	(791)	(448)
Loss (gain) on sale of premises and equipment	585	(123)	21
Gain on sale of loans	(6,779)	—	(351)
Gain on sale of branches	(1,549)	—	(2,917)
Gain on sale of trust business	(1,319)	—	—
(Gain) loss on sale of securities available for sale	(275)	581	(124)
(Gain) loss on sale of other real estate owned	(875)	(269)	160
Gain on sale of repossessed assets	—	—	(1,010)
Impairment of other real estate	1,801	85	1,412
Impairment of other assets	1,173	—	—
Deferred tax expense	14,102	1,937	17,054
Provision for loan losses	14,805	9,860	8,265
Increase in cash surrender value of BOLI	(5,525)	(3,170)	(2,748)
Net gain on mortgage loans held for sale	(15,133)	(13,794)	(9,160)
Originations of loans held for sale	(435,076)	(384,178)	(429,874)
Proceeds from sale of loans held for sale	447,291	404,447	422,409
Net change in other assets	(5,878)	(14,352)	(5,987)
Net change in other liabilities	(15,636)	20,277	(2,920)
Net cash provided by operating activities	173,319	158,741	82,795
Cash flows from investing activities:
Proceeds from maturities, calls and pay downs of securities available for sale	5,400,634	3,660,624	2,328,843
Proceeds from sale of securities available for sale	192,417	102,647	31,367
Purchases of securities available for sale	(5,390,543)	(3,674,396)	(2,472,799)
Purchases of certificates of deposit held in other banks	(5,705)	—	—
Proceeds from maturities of certificates of deposit held in other banks	1,473	11,760	747
Proceeds from surrender of bank owned life insurance contracts	802	—	—
Purchase of bank owned life insurance contracts	—	(5,000)	—
Purchases of FHLB stock and other restricted stock	(9,397)	(6,144)	(48)
Proceeds from redemptions of FHLB stock and other restricted stock	34,863	12,606	8,958
Proceeds from sale of loans	90,025	—	3,867
Net loans originated held for investment	(469,023)	(746,804)	(566,881)
Originations of mortgage warehouse purchase loans	(12,835,522)	(5,128,767)	(3,640,235)
Proceeds from pay-offs of mortgage warehouse purchase loans	12,318,495	5,123,171	3,575,863
Additions to premises and equipment	(31,680)	(38,110)	(13,193)
Proceeds from sale of premises and equipment	2,100	14,479	16
Proceeds from sale of other real estate owned	8,207	3,520	9,433
Proceeds from sale of repossessed assets	—	—	1,010
Capitalized additions to other real estate	—	—	(1,030)
Cash acquired in connection with acquisition	39,913	44,723	148,444
Cash paid in connection with acquisition	(9)	(31,016)	(17,773)

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
Years Ended December 31, 2019, 2018 and 2017
(Dollars in thousands)

	Years Ended December 31,
	2019	2018	2017
Selling costs paid in connection with branch sale	(144)	—	(235)
Net cash transferred in branch sale	(25,163)	—	(58,687)
Proceeds from sale of trust business	4,269	—	—
Net cash used in investing activities	(673,988)	(656,707)	(662,333)
Cash flows from financing activities:
Net increase in demand deposits, money market and savings accounts	876,842	363,003	610,279
Net increase (decrease) in time deposits	237,136	148,891	(210,382)
Repayments of FHLB advances	(1,807,653)	(1,985,667)	(130,079)
Proceeds from FHLB advances	1,700,000	1,685,000	200,000
Net change in repurchase agreements	—	—	(9,158)
Proceeds from other borrowings	65,000	—	29,255
Repayments of other borrowings	(40,500)	—	—
Proceeds from exercise of common stock warrants	—	2,533	55
Offering costs paid in connection with acquired bank	(804)	(209)	(942)
Proceeds from sale of common stock, net	—	—	26,816
Repurchase of common stock	(51,659)	—	—
Dividends paid	(43,302)	(15,908)	(10,231)
Net cash provided by financing activities	935,060	197,643	505,613
Net change in cash and cash equivalents	434,391	(300,323)	(73,925)
Cash and cash equivalents at beginning of year	130,779	431,102	505,027
Cash and cash equivalents at end of year	$565,170	$130,779	$431,102
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
Proposed merger with Texas Capital Bancshares, Inc.: The Company and Texas Capital Bancshares, Inc. (TCBI) have entered into an Agreement and Plan of Merger, dated as of December 9, 2019, which is referred to as the "merger agreement". Under the merger agreement, the Company and TCBI have agreed to combine their respective companies in an all stock merger of equals, pursuant to which TCBI will merge with and into the Company, with the Company continuing as the surviving entity, in a transaction referred to as "the merger." Immediately following the merger or at such later time as the parties may mutually agree, Texas Capital Bank will merge with and into Independent Bank, with Independent Bank as the surviving bank. The merger agreement was unanimously approved by each company's board of directors. The transaction is anticipated to close in mid-2020, subject to customary closing conditions, including receipt of shareholder and regulatory approvals. The transaction is discussed in more detail in Note 22, Business Combinations.
Basis of presentation: The accompanying consolidated financial statements include the accounts of IBG and all other entities in which IBG has controlling financial interest. All material intercompany transactions and balances have been eliminated in consolidation. In addition, the Company wholly-owns nine statutory business trusts that were formed for the purpose of issuing trust preferred securities and do not meet the criteria for consolidation (See Note 12, Junior Subordinated Debentures).
On January 1, 2019, the Company acquired Guaranty Bancorp (Guaranty) and its wholly owned subsidiary, Guaranty Bank and Trust Company (Guaranty Bank) and its wholly owned subsidiary, Private Capital Management, LLC. Guaranty was merged into the Company and dissolved and Guaranty Bank and its subsidiary was merged with the Bank as of acquisition date. The Company also acquired two statutory business trusts in connection with the acquisition as disclosed in Note 12, Junior Subordinated Debentures. See Note 22, Business Combinations, for more details of the Guaranty acquisition.
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
Reclassifications: Certain prior period financial statement and disclosure amounts have been reclassified to conform to current period presentation. The reclassifications have no effect on net income or stockholders' equity as previously reported.
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
Securities available for sale are reported at fair value with unrealized gains or losses reported as a separate component of other comprehensive income, net of tax. The amortization of premiums and accretion of discounts, computed by the interest method generally over their contractual lives, are recognized in interest income. Premiums on callable securities are amortized to their earliest call date. Prior to the adoption of a new accounting standard in 2019, as further discussed in Note 2, Recent Accounting Pronouncements, premiums on callable securities were amortized to their respective maturity dates unless such securities were included in pools for the purposes of assessing prepayment expectations.
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
Acquired loans: Acquired loans from the transactions accounted for as a business combination include both nonperforming loans with evidence of credit deterioration since their origination date and performing loans. The Company is accounting for the nonperforming loans acquired in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. The performing loans are being accounted for under ASC 310-20, Nonrefundable Fees and Other Costs, with the related difference in the initial fair value and unpaid principal balance (the discount) recognized as interest income on a level yield basis over the life of the loan. At the date of the acquisition, the acquired loans are recorded at their fair value with no valuation allowance.

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
Loans, net: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance, net of unearned interest, purchase premiums and discounts, deferred loan fees or costs and an allowance for loan losses. Loan origination fees, net of direct origination costs, are deferred and recognized as an adjustment to the related loan yield using the effective interest method without anticipating prepayments. Prior to the year ended December 31, 2019, fees and costs associated with originating loans were generally recognized in the period they were incurred, except in the Houston market, former Grand Bank and Carlile branches, which fees were deferred. Management believes that not deferring such fees and costs did not materially affect the financial position or results of operations of the Company.
Allowance for loan losses: The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses. The allowance is increased by provisions charged to expense. Loans are charged against the allowance for loan losses when management believes that collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The provision for loan losses is the amount, which, in the judgment of management, is necessary to establish the allowance for loan losses at a level that is adequate to absorb known and inherent risks in the loan portfolio. See Note 6, Loans, Net and Allowance for Loan Losses, for further information on the Company's policies and methodology used to estimate the allowance for loan losses.
Premises and equipment, net: Land is carried at cost. Bank premises, furniture and equipment and aircraft are carried at cost, less accumulated depreciation computed principally by the straight-line method over the estimated useful lives of the assets, which range from three to thirty years. Real property acquired after January 1, 2019, accounts for depreciation using the straight-line method over the estimated useful lives of the assets considering the salvage value of the real property.
Leasehold improvements are carried at cost and are depreciated over the shorter of the estimated useful life or the lease period.
Leases: The Company leases certain office facilities and office equipment under operating leases. The Company also owns certain office facilities which it leases to outside parties under operating lessor leases; however, such leases are not significant. On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), as further explained below and in Note 2, Recent Accounting Pronouncements. Under the new standard, for operating leases other than those considered to be short-term, the Company recognizes operating lease right-of-use (ROU) assets and operating lease liabilities, which are recorded in other assets and other liabilities, respectively, in the consolidated balance sheets.
The Company determines if an arrangement is a lease at inception. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate referenced to the Federal Home Loan Bank Secure Connect advance rates for borrowings of similar terms in determining the present value of lease payments. The operating lease ROU asset also includes any lease pre-payments made and excludes lease incentives. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which the Company has elected to account for separately as the non-lease component amounts are readily determinable under most leases.
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
Goodwill and other intangible assets, net: Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Goodwill is tested for impairment annually on December 31 or on an interim basis if an event triggering impairment may have occurred.
Core deposit intangibles and other acquired customer relationship intangibles arising from bank acquisitions are amortized on a straight-line basis over their estimated useful lives of ten years and thirteen years, respectively. Other intangible assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows.
Restricted stock: The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB of Dallas and other restricted stock do not have readily determinable fair values as ownership is restricted and they lack a ready market. As a result, these stocks are carried at cost and evaluated periodically by management for impairment. Both cash and stock dividends are reported as income.
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
Management estimates losses on off-balance-sheet financial instruments using the same methodology as for portfolio loans. Estimated losses on off-balance-sheet financial instruments are recorded by charges to the provision for losses and credits to other liabilities in the Company's consolidated balance sheet. There were no estimated losses on off-balance sheet financial instruments as of December 31, 2019 or 2018.

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
Derivative financial instruments: The Company enters into certain derivative financial instruments: interest rate lock commitments, forward mortgage-backed securities trades and interest rate swaps. These financial instruments are not designated as hedging instruments and are used for asset and liability management related to the Company's mortgage banking activities and commercial customers' financing needs. All derivatives are carried at fair value in either other assets or other liabilities (see Note 19, Derivative Financial Instruments).
Mortgage banking: This revenue category reflects the Company's mortgage production revenue, including fees and income derived from mortgages originated with the intent to sell, gains on sales of mortgage loans and the initial and subsequent changes in the fair value of the mortgage derivatives. Interest earned on mortgage loans is recorded in interest income.
Revenue recognition: ASC Topic 606, Revenue from Contracts with Customers (ASC 606), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

The majority of the Company's revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as loans, letters of credit, and investment securities, as well as revenue related to mortgage banking activities, and BOLI, as these activities are subject to other accounting guidance. Descriptions of revenue-generating activities that are within the scope of ASC 606, and are presented in the accompanying Consolidated Statements of Income as components of noninterest income, are as follows:

•
Service charges on deposit accounts - these represent general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when the performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for such performance obligations are generally received at the time the performance obligations are satisfied.

•
Investment management and trust - includes income related to providing investment management and trust services to customers under investment management and trust contracts. Also included are fees received from a third party broker-dealer as part of a revenue-sharing agreement for fees earned from customers that are referred to a third party. The investment management fees and referral fees are billed and paid on a quarterly basis and recognized ratably throughout the quarter as performance obligations are satisfied.

•
Gains/losses on the sale of other real estate owned - generally recognized when the performance obligation is complete which is typically at delivery of control over the property to the buyer at time of each real estate closing.

•
Other noninterest income - includes the Company's correspondent bank earnings credit, mortgage warehouse purchase program fees, acquired loan recoveries, other deposit fees, and merchant interchange income. The majority of these fees in other noninterest income are not subject to the requirements of ASC 606. The other deposit fees and merchant interchange income are in the scope of ASC 606, and payment for such performance obligations are generally received at the time the performance obligations are satisfied.

The Company has made no significant judgments in applying the revenue guidance prescribed in ASC 606 that affect the determination of the amount and timing of revenue from the above-described contracts with customers.
Share repurchase program: The Company established share repurchase programs in prior years which would allow the Company to purchase its common stock in the open market or in privately negotiated transactions. In general, share repurchase programs allow the Company to proactively manage its capital position and return excess capital to shareholders. On October 24, 2018, the Company announced the reestablishment of its share repurchase program. The program authorizes the purchase by the Company of up to $75,000 of its common stock. The repurchase program was authorized to continue through October 1, 2019. On October 17, 2019, the repurchase program was renewed and authorized to continue through December 31, 2020. The Company has approval from the Federal Reserve to repurchase up to $60,000 in shares for 2019, of which $10,952 is remaining.  The Company intends to request additional approvals, as necessary, for share buybacks in 2020.
As of December 31, 2019, the Company has repurchased a total of 897,738 shares of Company stock at a total cost of $49,048 under this program. Shares of Company stock repurchased to settle employee tax withholding related to vesting of stock awards during the period ended December 31, 2019 totaled 55,106 at a total cost of $2,611 and were not included under this program. No shares of Company stock were repurchased by the Company under this program during 2018.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Earnings per share: Basic earnings per common share is calculated as net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. The unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under stock warrants. The participating nonvested common stock was not included in dilutive shares as it was anti-dilutive for the years ended December 31, 2019, 2018 and 2017. The Company's outstanding stock warrants were all exercised prior to December 31, 2018. For the year ended December 31, 2017, proceeds from the assumed exercise of dilutive stock warrants are assumed to be used to repurchase common stock at the average market price.
The following table presents a reconciliation of net income available to common shareholders and the number of shares used in the calculation of basic and diluted earnings per common share.

	Years Ended December 31,
	2019	2018	2017
Basic earnings per share:
Net income	$192,736	$128,259	$76,512
Less:
Undistributed earnings allocated to participating securities	971	976	626
Dividends paid on participating securities	281	139	97
Net income available to common shareholders	$191,484	$127,144	$75,789
Weighted average basic shares outstanding	42,964,393	29,341,843	25,394,079
Basic earnings per share	$4.46	$4.33	$2.98
Diluted earnings per share:
Net income available to common shareholders	$191,484	$127,144	$75,789
Total weighted average basic shares outstanding	42,964,393	29,341,843	25,394,079
Add dilutive stock warrants	—	—	106,070
Total weighted average diluted shares outstanding	42,964,393	29,341,843	25,500,149
Diluted earnings per share	$4.46	$4.33	$2.97
Anti-dilutive participating securities	73,546	114,087	123,564

Note 2. Recent Accounting Pronouncements
Adoption of new accounting standards
ASU 2016-02, Leases (Topic 842). This ASU, among other things, requires lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under this guidance, lessor accounting is largely unchanged. This ASU became effective for annual and interim periods for the Company on January 1, 2019. The Company adopted the standard by applying the alternative transition method whereby comparative periods were not restated, and an immaterial cumulative effect adjustment to the opening balance of retained earnings was recognized as of January 1, 2019. The Company also elected the ASU’s package of three practical expedients, which allowed the Company to forego a reassessment of (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) the initial direct costs for any existing leases. The Company also elected not to apply the recognition requirements of the ASU to any short-term leases (as defined by related accounting guidance) and will account for lease and non-lease components separately because such amounts are readily determinable under most lease contracts and because this election results in a lower impact on the Company's balance sheet. The Company has implemented a lease management system to assist in centralizing, maintaining and accounting for all leases and implemented additional processes

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

and internal controls to ensure the Company meets the ASU’s reporting and disclosure requirements. The adoption of this standard resulted in the Company recognizing lease right-of-use assets and related lease liabilities totaling $38,812 and $33,953, respectively, as of January 1, 2019. The difference between the lease assets and the lease liabilities was $4,949 of prepaid rent, which was reclassified to lease assets, and the remainder, net of the deferred tax impact, was recorded as an adjustment reducing retained earnings in the amount of $70. In addition, the right-of-use assets and related lease liabilities recognized on January 1, 2019 include the leases assumed with the Guaranty acquisition. The adoption of this ASU did not have a significant impact on the Company’s consolidated statement of income. See Note 1, Summary of Significant Accounting Policies, and Note 13, Leases, for required disclosures.
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
ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This ASU refines and expands hedge accounting for both financial and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. It also makes certain targeted improvements to simplify the application of hedge accounting guidance. ASU 2017-12 became effective for the Company on January 1, 2019. The adoption of this ASU did not have a significant impact on the Company's consolidated financial statements and disclosures.
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
Newly issued but not yet effective accounting standards
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 along with several other subsequent codification updates related to accounting for credit losses, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the credit loss measurement guidance for available for sale debt securities and purchased financial assets with credit deterioration. Under prior US GAAP, companies generally recognized credit losses when it was probable that the loss has been incurred (incurred loss model). ASU 2016-13 requires a new credit loss methodology, the current expected credit loss (CECL) model, which requires the recognition of an allowance for lifetime expected credit losses on loans, held-to-maturity debt securities and other receivables measured at amortized cost at the time the financial asset is originated or acquired. Credit losses will be immediately recognized through net income; the amount recognized will be based

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

on the current estimate of contractual cash flows not expected to be collected over the financial asset’s contractual term. The Company currently expects the adoption of ASU 2016-13 will result in an increase of its combined allowance for loan losses and reserves for unfunded commitments of approximately $68,000 to $80,000, of which $20,000 to $22,000 is attributable to purchase credit deteriorated loans. As the Company currently finalizes the execution of its implementation controls and processes, the ultimate impact of the adoption of ASU 2016-13 as of January 1, 2020 could differ from the current expectation. The expected increase in the allowance for loan losses is a result of changing from an incurred loss model, which encompasses allowances for current known and inherent losses within the portfolio, to a CECL model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The majority of the increase is attributable to applying the CECL model to the Company's acquired loans, which, under prior guidance, were recorded at fair value without an allowance at acquisition date. Furthermore, ASU 2016-13 will necessitate that the Company establish an allowance for expected credit losses for certain debt securities and other financial assets; however, allowances are not expected to be significant. The Company will apply the standard's provisions as a cumulative-effect adjustment to retained earnings.
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
ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes. The guidance issued in this update simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 will be effective for the Company on January 1, 2021, with early adoption permitted, and is not expected to have a significant impact on our financial statements.

Note 3. Restrictions on Cash and Due From Banks
At December 31, 2019 and 2018, the Company had a reserve requirement of $63,739 and $35,952, respectively, with the Federal Reserve Bank.

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

	Years Ended December 31,
	2019	2018	2017
Cash transactions:
Interest expense paid	$144,775	$79,509	$41,802
Income taxes paid	$40,504	$25,109	$34,161
Noncash transactions:
Transfers of loans to other real estate owned	$544	$410	$1,201
Loans to facilitate the sale of other real estate owned	$517	$—	$—
Securities purchased, not yet settled	$9,975	$—	$—
Transfers of loans held for investment to loans held for sale	$83,526	$—	$—
Right-of-use assets obtained in exchange for lease liabilities	$35,553	$—	$—
Transfer of bank premises to other real estate	$7,896	$—	$2,716
Transfer of repurchase agreements to deposits	$8,475	$—	$8,845

Supplemental schedule of noncash investing activities from branch sales is as follows:

	Years ended December 31,
	2019	2018	2017
Noncash assets transferred:
Loans, including accrued interest	$796	$—	$106,008
Premises and equipment	94	—	7,473
Core deposit intangible assets, net	—	—	3,011
Other assets	2	—	74
Total assets	$892	$—	$116,566
Noncash liabilities transferred:
Deposits, including interest	$27,721	$—	$178,279
Other liabilities	27	—	129
Total liabilities	$27,748	$—	$178,408
Cash and cash equivalents transferred in branch sales	$206	$—	$1,712
Deposit premium received	$1,386	$—	$7,107
Cash paid to buyer, net of deposit premium	$24,957	$—	$56,975

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Supplemental schedule of noncash investing activities from sale of trust business during 2019 is as follows:

Year ended December 31,
2019
Noncash assets transferred:
Customer relationship intangible assets, net	$2,939
Other assets	11
Total assets	$2,950
Net cash received from sale	$4,269
Supplemental schedule of noncash investing activities from acquisitions is as follows:

	Years ended December 31,
	2019	2018	2017
Noncash assets acquired
Certificates of deposit held in other banks	$262	$—	$11,025
Securities available for sale	561,052	24,721	336,540
Restricted stock	27,794	3,357	11,110
Loans	2,789,868	651,769	1,384,210
Premises and equipment	65,786	4,863	63,166
Other real estate owned	1,829	—	11,212
Goodwill	272,224	100,339	363,139
Other intangible assets	71,518	7,537	36,717
Bank owned life insurance	80,837	8,181	53,213
Other assets	31,987	6,385	25,379
Total assets acquired	$3,903,157	$807,152	$2,295,711
Noncash liabilities assumed:
Deposits	$3,108,810	$593,078	$1,825,181
Repurchase agreements	8,475	—	18,003
FHLB advances	142,653	60,000	—
Other borrowings	40,000	—	—
Junior subordinated debentures	25,774	—	9,359
Other liabilities	15,477	10,518	7,697
Total liabilities assumed	$3,341,189	$663,596	$1,860,240
Cash and cash equivalents acquired from acquisitions	$39,913	$44,723	$148,444
Cash paid to shareholders of acquired banks	$9	$31,016	$17,773
Fair value of common stock issued to shareholders of acquired banks	$601,872	$157,263	$566,142

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Note 5. Securities Available for Sale
Securities available for sale have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at December 31, 2019 and 2018, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
December 31, 2019
U.S. treasuries	$48,060	$743	$(7)	$48,796
Government agency securities	178,953	926	(583)	179,296
Obligations of state and municipal subdivisions	332,715	11,150	(6)	343,859
Corporate bonds	7,011	207	—	7,218
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	493,915	11,981	(329)	505,567
Other securities	1,200	—	—	1,200
	$1,061,854	$25,007	$(925)	$1,085,936
December 31, 2018
U.S. treasuries	$30,110	$—	$(467)	$29,643
Government agency securities	152,969	80	(2,819)	150,230
Obligations of state and municipal subdivisions	187,366	727	(3,086)	185,007
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	326,168	128	(5,826)	320,470
	$696,613	$935	$(12,198)	$685,350

Securities with a carrying amount of approximately $571,843 and $219,927 at December 31, 2019 and 2018, respectively, were pledged primarily to secure deposits.
Proceeds from sale of securities available for sale and gross gains and gross losses for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Years Ended December 31,
	2019	2018	2017
Proceeds from sale	$192,417	$102,647	$31,367
Gross gains	$306	$268	$176
Gross losses	$31	$849	$52

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

The amortized cost and estimated fair value of securities available for sale at December 31, 2019, by contractual maturity, are shown below. Maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2019
	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$34,050	$34,088
Due from one year to five years	181,742	184,903
Due from five to ten years	162,396	166,337
Thereafter	189,751	195,041
	567,939	580,369
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	493,915	505,567
	$1,061,854	$1,085,936

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

The number of securities, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2019 and 2018, are summarized as follows:

	Less Than 12 Months			Greater Than 12 Months			Total
Description of Securities	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Securities Available for Sale
December 31, 2019
U.S. treasuries	—	$—	$—	2	$8,097	$(7)	$8,097	$(7)
Government agency securities	13	52,790	(495)	6	15,911	(88)	68,701	(583)
Obligations of state and municipal subdivisions	5	2,793	(1)	1	423	(5)	3,216	(6)
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	13	46,512	(317)	1	1,193	(12)	47,705	(329)
	31	$102,095	$(813)	10	$25,624	$(112)	$127,719	$(925)

December 31, 2018
U.S. treasuries	1	$9,749	$(6)	5	$19,894	$(461)	$29,643	$(467)
Government agency securities	4	6,068	(32)	43	126,745	(2,787)	132,813	(2,819)
Obligations of state and municipal subdivisions	88	32,493	(326)	218	105,817	(2,760)	138,310	(3,086)
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	56	112,114	(1,031)	101	186,713	(4,795)	298,827	(5,826)
	149	$160,424	$(1,395)	367	$439,169	$(10,803)	$599,593	$(12,198)

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Note 6. Loans, Net and Allowance for Loan Losses
Loans, net at December 31, 2019 and 2018, consisted of the following:

	December 31,
	2019	2018
Commercial	$2,482,356	$1,361,104
Real estate:
Commercial	5,872,653	4,141,356
Commercial construction, land and land development	1,236,623	905,421
Residential	1,515,227	1,049,521
Single-family interim construction	378,120	331,748
Agricultural	97,767	66,638
Consumer	32,603	31,759
Other	621	253
	11,615,970	7,887,800
Deferred loan fees	(1,695)	(3,303)
Allowance for loan losses	(51,461)	(44,802)
	$11,562,814	$7,839,695

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
Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. The Company’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. These cash flows, however, may not be as expected and the value of collateral securing the loans may fluctuate. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short term loans may be made on an unsecured basis. Additionally, our commercial loan portfolio includes loans made to customers in the energy industry, which is a complex, technical and cyclical industry. Experienced bankers with specialized energy lending experience originate our energy loans. Companies in this industry produce, extract, develop, exploit and explore for oil and natural gas. Loans are primarily collateralized with proven producing oil and gas reserves based on a technical evaluation of these reserves. At December 31, 2019 and 2018, there were approximately $189,781 and $135,034 of energy-related loans outstanding, respectively. The Company has a mortgage warehouse purchase program providing mortgage inventory financing for residential mortgage loans originated by mortgage banker clients across a broad geographic scale. Proceeds from the sale of mortgages is the primary source of repayment for warehouse inventory financing via approved investor takeout commitments. These loans typically have a very short duration ranging between a few days to 15 days. In some cases, loans to larger mortgage originators may be financed for up to 60 days. These loans are reported as commercial loans since the loans are secured by notes receivable, not real estate. As of December 31, 2019 and 2018, mortgage warehouse purchase loans outstanding totaled $687,317 and $170,290, respectively.
Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. Management monitors the diversification of the portfolio on a quarterly basis by type and geographic location. Management also tracks the level of owner-

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

occupied property versus non owner-occupied property. At December 31, 2019, the portfolio consisted of approximately 30% of owner-occupied property.
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
Most of the Company’s lending activity occurs within the State of Texas, primarily in the north, central and southeast Texas regions and the State of Colorado, specifically along the Front Range area. As of December 31, 2019, loans in the Colorado region represented about 27% of the total portfolio. A large percentage of the Company’s portfolio consists of commercial and residential real estate loans. As of December 31, 2019 and 2018, there were no concentrations of loans related to a single industry in excess of 10% of total loans.
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
Loans requiring an allocated loan loss provision are generally identified at the servicing officer level based on review of weekly past due reports and/or the loan officer’s communication with borrowers. In addition, past due loans are discussed at weekly officer loan committee meetings to determine if classification is warranted. The Company’s credit department has implemented an internal risk based loan review process to identity potential internally classified loans that supplements the annual independent external loan review. External loan reviews cover a wide range of the loan portfolio, including large lending relationships and recently acquired loan portfolios. As such, the external loan review generally covers loans exceeding $3,500. These reviews include analysis of borrower’s financial condition, payment histories and collateral values to determine if a loan should be internally classified. Generally, once classified, an impaired loan analysis is completed by the credit department to determine if the loan is impaired and the amount of allocated allowance required.
The Texas economy, specifically the Company’s lending area of north, central and southeast Texas area, continued to expand at a moderate pace while the Colorado economy remained flat during the fourth quarter of 2019. The Texas economy, which is the second largest in the nation, and the Colorado economy have exceeded the average U.S. economy in job creation and employment growth. Overall, the forecast is positive with continued moderate growth in the retail and service sectors. The Texas and Colorado economies are expected to continue to grow into 2020 at a slower pace with an improved outlook, though uncertainties, including slowing U.S. and global economies, trade uncertainty and a significant oil-price decline, remain elevated. The risk of loss associated with all segments of the portfolio could increase due to these factors.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

The economy and other risk factors are minimized by the Company’s underwriting standards which include the following principles: 1) financial strength of the borrower including strong earnings, high net worth, significant liquidity and acceptable debt to worth ratio, 2) managerial business competence, 3) ability to repay, 4) loan to value, 5) projected cash flow and 6) guarantor financial statements as applicable. The following is a summary of the activity in the allowance for loan losses by loan class for the years ended December 31, 2019, 2018 and 2017:

	Commercial	Commercial Real Estate, Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
Year ended December 31, 2019
Balance at beginning of year	$11,793	$27,795	$3,320	$1,402	$241	$186	$3	$62	$44,802
Provision for loan losses	8,670	5,289	498	207	91	71	356	(377)	14,805
Charge-offs	(7,709)	(3)	(140)	(3)	—	(79)	(430)	—	(8,364)
Recoveries	90	4	—	—	—	48	76	—	218
Balance at end of year	$12,844	$33,085	$3,678	$1,606	$332	$226	$5	$(315)	$51,461

Year ended December 31, 2018
Balance at beginning of year	$10,599	$23,301	$3,447	$1,583	$250	$205	$(32)	$49	$39,402
Provision for loan losses	4,973	4,909	(124)	(181)	(9)	69	210	13	9,860
Charge-offs	(3,863)	(435)	(6)	—	—	(93)	(228)	—	(4,625)
Recoveries	84	20	3	—	—	5	53	—	165
Balance at end of year	$11,793	$27,795	$3,320	$1,402	$241	$186	$3	$62	$44,802

Year ended December 31, 2017
Balance at beginning of year	$8,593	$18,399	$2,760	$1,301	$207	$242	$29	$60	$31,591
Provision for loan losses	2,059	4,886	683	416	43	99	90	(11)	8,265
Charge-offs	(81)	(15)	—	(134)	—	(182)	(190)	—	(602)
Recoveries	28	31	4	—	—	46	39	—	148
Balance at end of year	$10,599	$23,301	$3,447	$1,583	$250	$205	$(32)	$49	$39,402

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

The following table details the amount of the allowance for loan losses and recorded investment in loans by class as of December 31, 2019 and 2018:

	Commercial	Commercial Real Estate, Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
December 31, 2019
Allowance for losses:
Individually evaluated for impairment	$357	$—	$—	$—	$—	$1	$—	$—	$358
Collectively evaluated for impairment	12,108	32,615	3,678	1,606	332	225	5	(315)	50,254
Loans acquired with deteriorated credit quality	379	470	—	—	—	—	—	—	849
Ending balance	$12,844	$33,085	$3,678	$1,606	$332	$226	$5	$(315)	$51,461

Loans:
Individually evaluated for impairment	$3,130	$6,813	$2,008	$—	$114	$22	$—	$—	$12,087
Collectively evaluated for impairment	2,416,569	6,883,639	1,505,896	378,120	93,837	32,556	621	—	11,311,238
Acquired with deteriorated credit quality	62,657	218,824	7,323	—	3,816	25	—	—	292,645
Ending balance	$2,482,356	$7,109,276	$1,515,227	$378,120	$97,767	$32,603	$621	$—	$11,615,970

December 31, 2018
Allowance for losses:
Individually evaluated for impairment	$2,633	$—	$92	$—	$—	$2	$—	$—	$2,727
Collectively evaluated for impairment	9,115	27,795	3,228	1,402	241	184	3	62	42,030
Loans acquired with deteriorated credit quality	45	—	—	—	—	—	—	—	45
Ending balance	$11,793	$27,795	$3,320	$1,402	$241	$186	$3	$62	$44,802

Loans:
Individually evaluated for impairment	$7,288	$1,734	$1,943	$3,578	$—	$32	$—	$—	$14,575
Collectively evaluated for impairment	1,335,194	4,955,178	1,044,265	328,170	66,032	31,699	253	—	7,760,791
Acquired with deteriorated credit quality	18,622	89,865	3,313	—	606	28	—	—	112,434
Ending balance	$1,361,104	$5,046,777	$1,049,521	$331,748	$66,638	$31,759	$253	$—	$7,887,800

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Nonperforming loans by loan class (excluding loans acquired with deteriorated credit quality) at December 31, 2019 and 2018, are summarized as follows:

	Commercial	Commercial Real Estate, Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
December 31, 2019
Nonaccrual loans	$3,130	$6,461	$1,820	$—	$114	$22	$—	$11,547
Loans past due 90 days and still accruing	14,529	—	—	—	—	—	—	14,529
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	—	352	188	—	—	—	—	540
	$17,659	$6,813	$2,008	$—	$114	$22	$—	$26,616
December 31, 2018
Nonaccrual loans	$5,224	$1,329	$1,775	$3,578	$—	$32	$—	$11,938
Loans past due 90 days and still accruing	—	—	—	—	—	5	—	5
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	114	405	168	—	—	—	—	687
	$5,338	$1,734	$1,943	$3,578	$—	$37	$—	$12,630

The accrual of interest is discontinued on a loan when management believes, after considering collection efforts and other factors, that the borrower's financial condition is such that collection of interest is doubtful. All interest accrued but not collected for loans that are placed on nonaccrual status or charged-off is reversed against interest income. Cash collections on nonaccrual loans are generally credited to the loan receivable balance, and no interest income is recognized on those loans until the principal balance has been collected. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Impaired loans are those loans where it is probable that all amounts due according to contractual terms of the loan agreement will not be collected. The Company has identified these loans through its normal loan review procedures. Impaired loans are measured based on 1) the present value of expected future cash flows discounted at the loan's effective interest rate; 2) the loan's observable market price; or 3) the fair value of collateral if the loan is collateral dependent. Substantially all of the Company’s impaired loans are measured at the fair value of the collateral. In limited cases, the Company may use other methods to determine the level of impairment of a loan if such loan is not collateral dependent.
All commercial, real estate, agricultural loans and troubled debt restructurings are considered for individual impairment analysis. Smaller balance consumer loans are collectively evaluated for impairment.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Impaired loans by loan class (excluding loans acquired with deteriorated credit quality) at December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017, are summarized as follows:

	Commercial	Commercial Real Estate, Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
December 31, 2019
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$1,580	$—	$—	$—	$—	$1	$—	$1,581
Impaired loans with no allowance for loan losses	1,550	6,813	2,008	—	114	21	—	10,506
Total	$3,130	$6,813	$2,008	$—	$114	$22	$—	$12,087
Unpaid principal balance of impaired loans	$8,580	$6,967	$2,197	$—	$123	$24	$—	$17,891
Allowance for loan losses on impaired loans	$357	$—	$—	$—	$—	$1	$—	$358
December 31, 2018
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$6,416	$—	$134	$—	$—	$1	$—	$6,551
Impaired loans with no allowance for loan losses	872	1,734	1,809	3,578	—	31	—	8,024
Total	$7,288	$1,734	$1,943	$3,578	$—	$32	$—	$14,575
Unpaid principal balance of impaired loans	$9,822	$1,860	$2,056	$3,579	$—	$38	$—	$17,355
Allowance for loan losses on impaired loans	$2,633	$—	$92	$—	$—	$2	$—	$2,727
For the year ended December 31, 2019
Average recorded investment in impaired loans	$6,266	$3,979	$1,746	$716	$57	$30	$—	$12,794
Interest income recognized on impaired loans	$30	$39	$39	$119	$—	$6	$—	$233
For the year ended December 31, 2018
Average recorded investment in impaired loans	$8,919	$2,667	$2,033	$716	$—	$46	$—	$14,381
Interest income recognized on impaired loans	$119	$65	$81	$1	$—	$2	$—	$268
For the year ended December 31, 2017
Average recorded investment in impaired loans	$8,524	$3,690	$2,431	$177	$—	$218	$—	$15,040
Interest income recognized on impaired loans	$8	$428	$58	$—	$—	$5	$—	$499

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

A “troubled debt restructured” loan is identified as impaired and measured for credit impairment as of each reporting period in accordance with the guidance in ASC 310-10-35. Modifications primarily relate to extending the amortization periods of the loans and interest rate concessions. The majority of these loans were identified as impaired prior to restructuring; therefore, the modifications did not materially impact the Company’s determination of the allowance for loan losses. The recorded investment in troubled debt restructurings, including those on nonaccrual, was $1,208 and $1,925 as of December 31, 2019 and 2018, respectively.
Following is a summary of loans modified under troubled debt restructurings during the years ended December 31, 2019 and 2018:

	Commercial	Commercial Real Estate, Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
Troubled debt restructurings during the year ended December 31, 2019
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

At December 31, 2019 and 2018, there were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the years ended December 31, 2019 and 2018.
At December 31, 2019 and 2018, the Company had no commitments to lend additional funds to any borrowers with loans whose terms have been modified under troubled debt restructurings.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents information regarding the aging of past due loans by loan class as of December 31, 2019 and 2018:

	Loans 30-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Loans
December 31, 2019
Commercial	$4,512	$17,656	$22,168	$2,397,531	$2,419,699
Commercial real estate, construction, land and land development	9,153	2,905	12,058	6,878,394	6,890,452
Residential real estate	3,242	642	3,884	1,504,020	1,507,904
Single-family interim construction	2,836	—	2,836	375,284	378,120
Agricultural	22	114	136	93,815	93,951
Consumer	167	22	189	32,389	32,578
Other	—	—	—	621	621
	19,932	21,339	41,271	11,282,054	11,323,325
Acquired with deteriorated credit quality	2,556	6,766	9,322	283,323	292,645
	$22,488	$28,105	$50,593	$11,565,377	$11,615,970
December 31, 2018
Commercial	$15,426	$4,366	$19,792	$1,322,690	$1,342,482
Commercial real estate, construction, land and land development	3,435	—	3,435	4,953,477	4,956,912
Residential real estate	4,199	1,035	5,234	1,040,974	1,046,208
Single-family interim construction	774	3,578	4,352	327,396	331,748
Agricultural	—	—	—	66,032	66,032
Consumer	135	35	170	31,561	31,731
Other	—	—	—	253	253
	23,969	9,014	32,983	7,742,383	7,775,366
Acquired with deteriorated credit quality	2,939	957	3,896	108,538	112,434
	$26,908	$9,971	$36,879	$7,850,921	$7,887,800

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
A summary of loans by credit quality indicator by class as of December 31, 2019 and 2018, is as follows:

	Pass	Pass/ Watch	Special Mention	Substandard	Doubtful	Total
December 31, 2019
Commercial	$2,332,611	$71,642	$37,739	$40,364	$—	$2,482,356
Commercial real estate, construction, land and land development	6,814,780	184,720	46,889	62,887	—	7,109,276
Residential real estate	1,501,019	4,850	994	8,364	—	1,515,227
Single-family interim construction	376,887	1,233	—	—	—	378,120
Agricultural	88,044	5,287	1,864	2,572	—	97,767
Consumer	32,459	33	2	109	—	32,603
Other	621	—	—	—	—	621
	$11,146,421	$267,765	$87,488	$114,296	$—	$11,615,970
December 31, 2018
Commercial	$1,279,024	$18,378	$30,783	$32,919	$—	$1,361,104
Commercial real estate, construction, land and land development	4,895,217	81,693	40,601	29,266	—	5,046,777
Residential real estate	1,038,283	3,617	707	6,914	—	1,049,521
Single-family interim construction	327,939	—	231	3,578	—	331,748
Agricultural	61,055	2,918	2,093	572	—	66,638
Consumer	31,559	67	—	133	—	31,759
Other	253	—	—	—	—	253
	$7,633,330	$106,673	$74,415	$73,382	$—	$7,887,800

The Company has acquired certain loans which experienced credit deterioration since origination (purchased credit impaired (PCI) loans).
The Company has included PCI loans in the above grading tables. The following provides additional detail on the grades applied to those loans at December 31, 2019 and 2018:

	Pass	Pass/ Watch	Special Mention	Substandard	Doubtful	Total
December 31, 2019	$232,095	$21,284	$4,502	$34,764	$—	$292,645
December 31, 2018	40,940	32,427	14,817	24,250	—	112,434

PCI loans may remain on accrual status to the extent the company can reasonably estimate the amount and timing of expected future cash flows. At December 31, 2019 and 2018, nonaccrual PCI loans were $10,850 and $6,996, respectively.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Accretion on PCI loans is based on estimated future cash flows, regardless of contractual maturity. The following table summarizes the outstanding balance and related carrying amount of purchased credit impaired loans by acquired bank as of the acquisition date for the acquisitions occurring in 2019 and 2018.

	Acquisition Date
	January 1, 2019	June 1, 2018
	Guaranty Bancorp	Integrity Bancshares, Inc.
Outstanding balance	$341,645	$57,317
Nonaccretable difference	(16,622)	(9,969)
Accretable yield	(13,299)	(128)
Carrying amount	$311,724	$47,220

The carrying amount of all acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at December 31, 2019 and 2018, were as follows:

	December 31,
	2019	2018
Outstanding balance	$326,077	$129,333
Carrying amount	292,645	112,434

There was an allocation of $849 and $45 established in the allowance for loan losses relating to PCI loans at December 31, 2019 and 2018, respectively.
The changes in accretable yield during the years ended December 31, 2019 and 2018 in regard to loans transferred at acquisition for which it was probable that all contractually required payments would not be collected are presented in the table below.

	2019	2018
Balance at January 1	$1,436	$1,546
Additions	13,299	128
Accretion	(5,830)	(1,557)
Transfers from nonaccretable	—	1,319
Balance at December 31	$8,905	$1,436

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Note 7. Premises and Equipment, Net
Premises and equipment, net at December 31, 2019 and 2018 consisted of the following:

	December 31,
	2019	2018
Land	$58,643	$43,746
Building	184,589	93,793
Furniture, fixtures and equipment	39,855	34,602
Aircraft	8,947	8,947
Leasehold and tenant improvements	5,466	4,638
Construction in progress	834	32,399
	298,334	218,125
Less accumulated depreciation	(55,460)	(50,259)
	$242,874	$167,866

Depreciation expense amounted to $11,783, $8,391 and $8,196 for the years ended December 31, 2019, 2018 and 2017, respectively.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Note 8. Goodwill and Other Intangible Assets, Net
At December 31, 2019 and 2018, goodwill totaled $994,021 and $721,797, respectively. The Company recorded goodwill of $272,224 relating to the Guaranty Bancorp acquisition in 2019 (see Note 22, Business Combinations).
The following is a summary of other intangible assets activity:

	December 31,
	2019	2018
Core deposit intangible:
Balance at beginning of the year	$63,891	$56,354
Additions: Guaranty and Integrity acquisitions	61,993	7,537
Balance at end of the year	125,884	63,891
Less accumulated amortization	(31,057)	(18,849)
Total core deposit intangible, net	94,827	45,042

Customer relationship intangible:
Balance at beginning of the year	—	—
Additions: Guaranty acquisition	9,525	—
Deletions: sale of trust business	(3,118)	—
Balance at end of the year	6,407	—
Less accumulated amortization	(493)	—
Total customer relationship intangible, net	5,914	—

Total other intangible assets, net	$100,741	$45,042

Amortization expense related to intangible assets amounted to $12,880, $5,739 and $4,639 for the years ended December 31, 2019, 2018 and 2017, respectively. The remaining weighted average amortization period for intangible assets is 8.4 years as of December 31, 2019.
The future amortization expense related to other intangible assets remaining at December 31, 2019 is as follows:

First year	$12,671
Second year	12,580
Third year	12,492
Fourth year	12,439
Fifth year	11,752
Thereafter	38,807
$100,741

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Note 9. Deposits
Deposits at December 31, 2019 and 2018 consisted of the following:

	December 31,
	2019		2018
	Amount	Percent	Amount	Percent
Noninterest-bearing demand accounts	$3,240,185	27.1%	$2,145,930	27.7%
Interest-bearing checking accounts	4,198,772	35.2	2,892,318	37.4
Savings accounts	552,585	4.6	293,108	3.8
Limited access money market accounts	2,119,878	17.8	1,286,135	16.6
Certificates of deposit and individual retirement accounts (IRA), less than $250,000	892,639	7.5	559,016	7.2
Certificates of deposit and individual retirement accounts (IRA), $250,000 and greater	937,277	7.8	561,287	7.3
	$11,941,336	100.0%	$7,737,794	100.0%

At December 31, 2019, the scheduled maturities of certificates of deposit, including IRAs, were as follows:

First year	$1,531,507
Second year	245,339
Third year	32,216
Fourth year	15,373
Fifth year	5,481
Thereafter	—
$1,829,916

Brokered deposits at December 31, 2019 and 2018 totaled $894,131 and $356,282, respectively.

Note 10. Federal Home Loan Bank Advances
At December 31, 2019, the Company has advances from the FHLB of Dallas under note payable arrangements with maturities which range from January 7, 2020 to July 6, 2021. Interest payments on these notes are made monthly. The weighted average interest rate of all notes was 2.17% at both December 31, 2019 and 2018. The balances outstanding on these advances were $325,000 and $290,000 at December 31, 2019 and 2018, respectively.
Contractual maturities of FHLB advances at December 31, 2019 were as follows:

First year	$300,000
Second year	25,000
Third year	—
Fourth year	—
Fifth year	—
Thereafter	—
$325,000

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

The advances are secured by $26,901 of FHLB stock owned by the Company and a blanket lien on certain loans with an aggregate available carrying value of $4,454,852 at December 31, 2019. The Company had remaining credit available under the FHLB advance program of $3,664,617 at December 31, 2019.
At December 31, 2019, the Company had $1,057,129 in undisbursed advance commitments (letters of credit) with the FHLB. As of December 31, 2019, these commitments mature on various dates from January 2020 through November 2021. The FHLB letters of credit were obtained in lieu of pledging securities to secure public fund deposits that are over the FDIC insurance limit. At December 31, 2019, there were no disbursements against the advance commitments.

Note 11. Other Borrowings
Other borrowings at December 31, 2019 and 2018 consisted of the following:

	December 31,
	2019	2018
Unsecured fixed rate subordinated debentures in the amount of $110,000. The balance of borrowings at December 31, 2019 and 2018 is net of discount and origination costs of $1,628 and $1,986, respectively. Interest payments of 5.875% are made semiannually on February 1 and August 1. The maturity date is August 1, 2024. The notes may not be redeemed prior to maturity and meet the criteria to be recognized as Tier 2 capital for regulatory purposes. (1)(2)	$108,372	$108,014
Unsecured fixed-to-floating subordinated debentures in the amount of $30,000. The balance of borrowings at December 31, 2019 and 2018 is net of origination costs of $621 and $698, respectively. Interest payments initially of 5.00% fixed rate are made semiannually on June 30 and December 31 through December 31, 2022. Thereafter, floating rate payments of 3 month LIBOR plus 2.83% are made quarterly in arrears on March 31, June 30, September 30, and December 31 through March 31, 2028. The maturity date is December 31, 2027 with an optional redemption at December 31, 2022. The notes meet the criteria to be recognized as Tier 2 capital for regulatory purposes. (2)
	29,379	29,302
Unsecured fixed-to-floating subordinated debentures in the original amount of $40,000. Interest payments initially of 5.75% are made semiannually on January 20 and July 20 through July 20, 2021. Thereafter, floating rate payments of 3 month LIBOR plus 4.73% are made quarterly in arrears on October 20, January 20, April 20 and July 20 through October 20, 2026. The maturity date is July 20, 2026 with an optional redemption at July 20, 2021. The notes meet the criteria to be recognized as Tier 2 capital for regulatory purposes. (2)(3)	40,000	—
Unsecured revolving line of credit with an unrelated commercial bank in the amount of $100,000. The line bears interest at LIBOR plus 1.75% and matures January 17, 2020. The Company is required to meet certain financial covenants on a quarterly basis, which includes certain restrictions on cash at IBG and meeting minimum capital ratios. (4)	24,500	—
	$202,251	$137,316

____________

(1)	At December 31, 2019 and 2018, other borrowings included amounts owed to related parties of $50.

(2)	The permissible portion of qualified subordinated notes decreases 20% per year during the final five years of the term of the notes.

(3)	Assumed on January 1, 2019 with the Guaranty acquisition (see Note 22, Business Combinations).

(4)	Subsequent to December 31, 2019, the Company renewed the line (see Note 24, Subsequent Events).
The Company has established federal funds lines of credit notes with ten unaffiliated banks totaling $375,000 and $365,000 of borrowing capacity at December 31, 2019 and 2018, respectively. At December 31, 2019, two of the lines totaling $30,000 have stated maturity dates in August and September 2020. The remaining lines have no stated maturity dates and the lenders may terminate the lines at any time without notice. The lines are provided on an unsecured basis and must be repaid the following business day from when the funds are borrowed. There were no borrowings against the lines at December 31, 2019 and 2018.
In addition, the Company maintains a secured line of credit with the Federal Reserve Bank with an availability to borrow approximately $895,110 and $738,919 at December 31, 2019 and 2018, respectively. Approximately $1,196,491 and $978,266

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

of commercial loans were pledged as collateral at December 31, 2019 and 2018, respectively. There were no borrowings against this line as of December 31, 2019 and 2018.
The Company also participates in an exchange that provides direct overnight borrowings with other financial institutions. The funds are provided on an unsecured basis. Borrowing availability totaled $484,000 and $204,000 at December 31, 2019 and 2018, respectively. There were no borrowings as of December 31, 2019 and 2018.

Note 12. Junior Subordinated Debentures
The Company has formed or acquired nine statutory business trusts (the Trusts) for the purpose of issuing trust preferred securities. Each of the Trusts have issued capital and common securities and invested the proceeds thereof in an equivalent amount of junior subordinated debentures (the Debentures) issued by the Company. The interest rate payable on, and the payment terms of the Debentures are the same as the distribution rate and payment terms of the respective issues of capital and common securities issued by the Trusts. The Debentures are subordinated and junior in right of payment to all present and future senior indebtedness. The Company has fully and unconditionally guaranteed the obligations of each of the Trusts with respect to the capital and common securities. Except under certain circumstances, the common securities issued to the Company by the trusts possess sole voting rights with respect to matters involving those entities. Under certain circumstances, the Company may, from time to time, defer the debentures' interest payments, which would result in a deferral of distribution payments on the related trust preferred securities and, with certain exceptions, prevent the Company from declaring or paying cash distributions on the Company's common stock and any other future debt ranking equally with or junior to the debentures. The Company may redeem the debentures, which are intended to qualify as Tier 1 capital, at the Company’s option, subject to approval of the Federal Reserve.
As of December 31, 2019 and 2018, the carrying amount of debentures outstanding totaled $53,824 and $27,852, respectively. Information regarding the Debentures as of December 31, 2019 are summarized in the table below:

	Trust Preferred Securities Issued	Debentures Carrying Value	Repricing Frequency	Interest Rate	Interest Rate Index	Maturity Date
IB Trust I	$5,155	$5,155	Quarterly	5.16%	LIBOR + 3.25%	March 2033
Guaranty Trust III (1)	10,310	10,310	Quarterly	5.09	LIBOR + 3.10	July 2033
IB Trust II	3,093	3,093	Quarterly	4.84	LIBOR + 2.85	March 2034
Cenbank Trust III (1)	15,464	15,464	Quarterly	4.65	LIBOR + 2.65	April 2034
IB Trust III	3,712	3,712	Quarterly	4.31	LIBOR + 2.40	December 2035
IB Centex Trust I	2,578	2,578	Quarterly	5.16	LIBOR + 3.25	February 2035
Community Group Statutory Trust I	3,609	3,609	Quarterly	3.49	LIBOR + 1.60	June 2037
Northstar Trust II (2)	5,155	3,815	Quarterly	3.56	LIBOR + 1.67	June 2037
Northstar Trust III (2)	8,248	6,088	Quarterly	3.56	LIBOR + 1.67	September 2037
	$57,324	$53,824

____________

(1)	Assumed on January 1, 2019 with the Guaranty acquisition (see Note 22, Business Combinations).

(2)	Assumed in 2017 with a recorded fair value discount of $3,500 remaining as of December 31, 2019.

Note 13. Leases
On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), as further explained in Note 1, Summary of Significant Accounting Policies, and Note 2, Recent Accounting Pronouncements.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

The Company’s primary leasing activities relate to certain real estate operating leases entered into in support of the Company’s branch operations and back office operations. The Company leases 21 of its 93 branches. The Company’s branch locations operated under lease agreements have all been designated as operating leases. Rent expense related to these leases amounted to $7,025, $3,758, and $3,073 for the years ended December 31, 2019, 2018, and 2017, respectively. In addition, the Company leases certain equipment under operating leases. The Company does not have leases designated as finance leases.
As of December 31, 2019 the Company’s lease ROU assets and related lease liabilities were $31,813 and $28,978, respectively, and have remaining terms ranging from 1 to 31 years, including extension options that the Company is reasonably certain will be exercised.
The table below summarizes net lease cost:

Year Ended December 31,
2019
Operating lease cost	$7,128
Variable lease cost	1,829
Sublease income	(228)
Net lease cost	$8,729
The table below summarizes other information related to operating leases:

Year Ended December 31,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,965
Weighted average remaining lease term - operating leases, in years	7.58
Weighted average discount rate - operating leases	3.35%

The following table outlines lease payment obligations as outlined in the Company’s lease agreements for each of the next five years and thereafter in addition to a reconcilement to the Company’s current lease liability as of December 31, 2019.

2020	$5,964
2021	5,784
2022	4,990
2023	4,213
2024	3,437
Thereafter	8,454
Total lease payments	32,842
Less imputed interest	(3,864)
$28,978

As of December 31, 2019, the Company had not entered into any material leases that have not yet commenced.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Note 14. Income Taxes
The Tax Cuts and Jobs Act, which was enacted on December 22, 2017, made significant changes to the U.S. tax law, including the reduction of the corporate income tax rate from 35% to 21%.
Income tax expense for the years ended December 31, 2019, 2018 and 2017 was as follows:

	Years Ended December 31,
	2019	2018	2017
Current income tax expense	$39,426	$29,801	$28,121
Deferred income tax expense	14,102	2,000	11,526
Deferred income tax (benefit) expense related to remeasurement of deferred taxes	—	(63)	5,528
Income tax expense, as reported	$53,528	$31,738	$45,175

A reconciliation between reported income tax expense and the amounts computed by applying the U.S. federal statutory income tax rate of 21% for the years ended December 31, 2019 and 2018 and 35% for the year ended December 31, 2017 to income before income taxes is presented below:

	Years Ended December 31,
	2019	2018	2017
Income tax expense computed at the statutory rate	$51,715	$33,599	$42,590
Tax-exempt interest income from municipal securities	(1,781)	(962)	(1,357)
Tax-exempt loan income	(1,174)	(490)	(435)
Bank owned life insurance income	(1,288)	(666)	(962)
Non-deductible acquisition expenses	281	142	491
State taxes, net of federal benefit	3,455	375	241
Non-deductible compensation	2,017	—	—
Net tax expense (benefit) from stock based compensation	21	(646)	(1,323)
Deferred tax adjustment related to reduction in U.S. Federal statutory income tax rate	—	(63)	5,528
Other	282	449	402
	$53,528	$31,738	$45,175

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Components of deferred tax assets and liabilities are presented in the table below. Deferred taxes as of December 31, 2019 and 2018 are based on the U.S. statutory federal income tax rate of 21%.

	December 31,
	2019	2018
Deferred tax assets:
Allowance for loan losses	$11,466	$9,496
Lease liabilities under operating leases	6,457	—
NOL and tax credit carryforwards from acquisitions	4,209	4,810
Net unrealized loss on available for sale securities	—	2,365
Acquired loan fair market value adjustments	21,645	6,090
Stock-based compensation	1,218	987
Reserve for bonuses and other accrued expenses	2,773	1,646
Deferred loan fees	378	700
Acquisition costs	416	—
Acquired Securities	2,529	273
Acquired intangibles	1,546	—
Start up costs	230	274
Other real estate owned	362	273
Unearned income	774	160
Deferred compensation	1,101	1,266
Noncompete agreements	663	552
Nonaccrual loans	390	470
Other	407	303
	56,564	29,665
Deferred tax liabilities:
Premises and equipment	(13,170)	(5,242)
Right-of-use assets under operating leases	(6,233)	—
Net unrealized gain on available for sale securities	(5,367)	—
Intangible assets	(22,447)	(9,547)
Acquired junior subordinated debentures fair value adjustment	(780)	(777)
Restricted stock	(673)	(250)
Prepaids	(281)	(190)
Acquired tax goodwill	(413)	(232)
Other	(257)	(247)
	(49,621)	(16,485)
Net deferred tax asset	$6,943	$13,180

At December 31, 2019, the Company had federal net operating loss carryforwards of approximately $17,293 which expire in various years from 2022 to 2032, federal tax credit carryovers of approximately $132 which will never expire and state net operating loss carryforwards of approximately $12,155 which expire in various years from 2030 to 2036. Deferred tax assets are recognized for net operating losses because the benefit is more likely than not to be realized. No valuation allowance for deferred tax assets was recorded at December 31, 2019 or 2018 as management believes it is more likely than not that all of the deferred tax assets will be realized.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

The Company does not have any material uncertain tax positions and does not have any interest and penalties recorded in the income statement for the years ended December 31, 2019, 2018 and 2017. The Company files a consolidated income tax return in the US federal tax jurisdiction. The Company is no longer subject to examination by the US federal tax jurisdiction for years prior to 2016.

Note 15. Commitments and Contingencies
Financial Instruments with Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of this instrument. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At December 31, 2019 and 2018, the approximate amounts of these financial instruments were as follows:

	December 31,
	2019	2018
Commitments to extend credit	$2,337,385	$1,761,724
Standby letters of credit	23,406	14,997
	$2,360,791	$1,776,721

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
Letters of credit are written conditional commitments used by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan arrangements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table above. If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of December 31, 2019 and 2018, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.
Change in Control Agreements
The Company has change-in-control agreements with each of its named executive officers. Under these agreements, each executive could receive, upon the effectiveness of a change-in-control and subsequent termination of employment, as defined in the agreement, a lump sum cash payment in an amount equal to two to three times (depending upon the executive) the sum, of the executive’s current annual base salary, plus the executive’s prorated target annual bonus for the year of termination. In addition all of the executive’s unvested grants of restricted stock will immediately vest and the executive will continue to be a participant in the Independent Bank Survivor Benefit Plan.

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

Note 16. Related Party Transactions
In the ordinary course of business, the Company has and expects to continue to have transactions, including loans to its officers, directors and their affiliates. In the opinion of management, such transactions are on the same terms as those prevailing at the time for comparable transactions with unaffiliated persons. Loan activity for officers, directors and their affiliates for the year ended December 31, 2019 is as follows:

Balance at beginning of year	$58,967
New loans	14,185
Repayments	(31,366)
Changes in affiliated persons	(2,990)
Balance at end of year	$38,796

See Note 11, Other Borrowings, for related party borrowings.

Note 17. Employee Benefit Plans
The Company has a 401(k) profit sharing plan (Plan) which covers employees over the age of eighteen who have completed ninety days of credited service, as defined by the Plan. The Plan provides for “before tax” employee contributions through salary reduction contributions under Section 401(k) of the Internal Revenue Code. A participant may choose a salary reduction not to exceed the dollar limit set by law each year ($19 in 2019). Contributions by the Company and by participants are immediately fully vested. In July 2018, the Plan was modified to provide for the Company to make 401(k) matching contributions of 100%, but limited to 6% of the participant's eligible salary. Previously, the Plan provided for the Company to make 401(k) matching contributions ranging from 50% to 100% depending upon the employee's years of service, but limited to 6% of the participant's eligible salary. The Plan also provides for the Company to make additional discretionary contributions to the Plan. The Company made contributions of approximately $6,343, $3,280 and $2,070 for the years ended December 31, 2019, 2018 and 2017, respectively.

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
The Company elected the fair value option for certain residential mortgage loans held for sale originated after July 1, 2018 in accordance with ASC 825, Financial Instruments. This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC 815, Derivatives and Hedging. The Company has not elected the fair value option for other residential mortgage loans held for sale primarily because they are not economically hedged using derivative instruments. See below and Note 19, Derivative Financial Instruments, for additional information.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Assets and Liabilities Measured on a Recurring Basis
The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of December 31, 2019 and 2018 by level within the ASC Topic 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Assets:
Investment securities available for sale:
U.S. treasuries	$48,796	$—	$48,796	$—
Government agency securities	179,296	—	179,296	—
Obligations of state and municipal subdivisions	343,859	—	343,859	—
Corporate bonds	7,218	—	7,218	—
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	505,567	—	505,567	—
Other securities	1,200	—	1,200	—
Loans held for sale, fair value option elected (1)	29,204	—	29,204	—
Derivative financial instruments:
Interest rate lock commitments	847	—	847	—
Forward mortgage-backed securities trades	6	—	6	—
Loan customer counterparty	6,104	—	6,104	—
Liabilities:
Derivative financial instruments:
Forward mortgage-backed securities trades	69	—	69	—
Financial institution counterparty	6,566	—	6,566	—
December 31, 2018
Assets:
Investment securities available for sale:
U.S. treasuries	$29,643	$—	$29,643	$—
Government agency securities	150,230	—	150,230	—
Obligations of state and municipal subdivisions	185,007	—	185,007	—
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	320,470	—	320,470	—
Loans held for sale, fair value option elected (1)	27,871	—	27,871	—
Derivative financial instruments:
Interest rate lock commitments	822	—	822	—
Loan customer counterparty	360	—	360	—
Financial institution counterparty	109	—	109	—
Liabilities:
Derivative financial instruments:
Forward mortgage-backed securities trades	226	—	226	—
Loan customer counterparty	108	—	108	—
Financial institution counterparty	406	—	406	—

____________

(1)
At December 31, 2019 and 2018, loans held for sale for which the fair value option was elected had an aggregate outstanding principal balance of $28,166 and $26,594, respectively. There were no mortgage loans held for sale under the fair value option that were 90 days or greater past due or on nonaccrual at December 31, 2019.

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
The Company also enters into certain interest rate derivative positions that are not designated as hedging instruments. The estimated fair value of these commercial loan interest rate swaps are obtained from a pricing service that provides the swaps' unwind value (Level 2 inputs). See Note 19, Derivative Financial Instruments, for more information.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Assets and Liabilities Measured on a Nonrecurring Basis
In accordance with ASC Topic 820, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at December 31, 2019 and 2018, for which a nonrecurring change in fair value has been recorded:

		Fair Value Measurements at Reporting Date Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Period Ended Total Losses
December 31, 2019
Assets:
Impaired loans	$2,276	$—	$—	$2,276	$1,806
Other real estate owned	4,618	—	—	4,618	749

December 31, 2018
Assets:
Impaired loans	$3,824	$—	$—	$3,824	$2,227

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
In addition, mortgage loans held for sale not recorded under the fair value option are required to be measured at the lower of cost or fair value. The fair value of these loans is based upon binding quotes or bids from third party investors. As of December 31, 2019 and 2018, all mortgage loans held for sale not recorded under the fair value option were recorded at cost.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Fair Value of Financial Instruments not Recorded at Fair Value
The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instruments that are reported at amortized cost on the Company's consolidated balance sheets were as follows at December 31, 2019 and 2018:

			Fair Value Measurements at Reporting Date Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019
Financial assets:
Cash and cash equivalents	$565,170	$565,170	$565,170	$—	$—
Certificates of deposit held in other banks	5,719	5,951	—	5,951	—
Loans held for sale, at cost	6,441	6,554	—	6,554	—
Loans, net	11,562,814	11,689,672	—	—	11,689,672
FHLB of Dallas stock and other restricted stock	30,052	30,052	—	30,052	—
Accrued interest receivable	35,860	35,860	—	35,860	—
Financial liabilities:
Deposits	11,941,336	11,958,939	—	11,958,939	—
Accrued interest payable	9,583	9,583	—	9,583	—
FHLB advances	325,000	325,210	—	325,210	—
Other borrowings	202,251	209,050	—	209,050	—
Junior subordinated debentures	53,824	48,879	—	48,879	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2018
Financial assets:
Cash and cash equivalents	$130,779	$130,779	$130,779	$—	$—
Certificates of deposit held in other banks	1,225	1,224	—	1,224	—
Loans held for sale, at cost	4,856	4,974	—	4,974	—
Loans, net	7,839,695	7,807,823	—	—	7,807,823
FHLB of Dallas stock and other restricted stock	26,870	26,870	—	26,870	—
Accrued interest receivable	24,253	24,253	—	24,253	—
Financial liabilities:
Deposits	7,737,794	7,750,059	—	7,750,059	—
Accrued interest payable	6,183	6,183	—	6,183	—
FHLB advances	290,000	287,450	—	287,450	—
Other borrowings	137,316	138,450	—	138,450	—
Junior subordinated debentures	27,852	31,370	—	31,370	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

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

Note 19. Derivative Financial Instruments
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
The following table provides the outstanding notional balances and fair values of outstanding derivative positions at December 31, 2019 and 2018:

	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
December 31, 2019
Interest rate lock commitments	$28,434	$847	$—
Forward mortgage-backed securities trades	42,500	6	69
Commercial loan interest rate swaps:
Loan customer counterparty	280,751	6,104	—
Financial institution counterparty	280,751	—	6,566

December 31, 2018
Interest rate lock commitments	$20,306	$822	$—
Forward mortgage-backed securities trades	27,500	—	226
Commercial loan interest rate swaps:
Loan customer counterparty	25,055	360	108
Financial institution counterparty	25,055	109	406

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding were as follows:

	Weighted Average Interest Rate
	December 31, 2019		December 31, 2018
	Received	Paid	Received	Paid
Loan customer counterparty	4.23%	3.77%	4.67%	4.46%

The credit exposure related to interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $6,104 at December 31, 2019. In some cases collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. At December 31, 2019, cash of $4,350 and securities of $3,645 were pledged as collateral for these derivatives.
During 2019, the Company entered into a credit risk participation agreement with a financial institution counterparty for interest rate swaps related to loans in which the Company is the lead bank. This agreement provides credit protection to the Company should the borrower fail to perform on its interest rate derivative contract. The agreement has a notional amount of $9,850 at December 31, 2019.
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
Income (loss) for the years ended December 31, 2019 and 2018 was as follows:

	Years Ended December 31,
	2019	2018
Derivatives not designated as hedging instruments
Interest rate lock commitments	$25	$822
Forward mortgage-backed securities trades	163	(226)

Note 20. Stock Awards
The Company grants common stock awards to certain employees of the Company. In connection with the Company's initial public offering in April 2013, the Board of Directors adopted the 2013 Equity Incentive Plan. Under this plan, the Compensation Committee may grant awards to certain employees of the Company in the form of restricted stock, restricted stock rights, restricted stock units, qualified and nonqualified stock options, performance-based share awards and other equity-based awards. All stock awards issued under expired plans prior to 2013 are fully vested. In May 2018, the shareholders of the Company voted to amend the plan to increase the reserved shares of common stock to be awarded by the Company's compensation committee by 1,500,000 for a total of 2,300,000 reserved shares. As of December 31, 2019, there were 1,452,124 shares remaining available for grant for future awards. The shares currently issued under the 2013 Plan are restricted stock awards and will vest evenly over the required employment period, generally ranging from three to five years. As defined in the plan, outstanding awards may immediately vest upon a change-in-control in the Company. Shares granted under the 2013 Equity Incentive Plan were issued at the date of grant and receive dividends.
In connection with the acquisition of Guaranty, as further described in Note 22, Business Combinations, unvested awards of restricted Guaranty common stock granted under Guaranty’s 2015 Long-Term Incentive Plan (Guaranty 2015 RSA), as

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

amended, that were outstanding as of January 1, 2019, the acquisition date, were converted into awards of restricted shares of Independent common stock (Replacement RSA) with the same terms and conditions as were applicable under such Guaranty 2015 RSA, except with respect to any performance-vesting Guaranty 2015 RSA, which became a service-vesting RSA only. The Replacement RSA will vest over the remaining service period, generally in two years, and do not receive dividends.
The following table summarizes the activity in nonvested shares for the years ended December 31, 2019 and 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2018	252,903	$62.81
Acquired awards replaced during the period	70,248	45.77
Granted during the period	138,608	51.14
Vested during the period	(161,032)	54.76
Forfeited during the period	(15,866)	46.95
Nonvested shares, December 31, 2019	284,861	$58.63

Nonvested shares, December 31, 2017	242,056	$49.17
Granted during the period	130,212	71.85
Vested during the period	(115,520)	44.36
Forfeited during the period	(3,845)	64.47
Nonvested shares, December 31, 2018	252,903	$62.81

Compensation expense related to these awards is recorded based on the fair value of the award at the date of grant and totaled $7,808, $6,062 and $4,688 for the years ended December 31, 2019, 2018 and 2017, respectively. Compensation expense is recorded in salaries and employee benefits in the accompanying consolidated statements of income. At December 31, 2019, future compensation expense is estimated to be $11,263 and will be recognized over a remaining weighted average period of 2.40 years.
The fair value of common stock awards that vested during the years ended December 31, 2019, 2018 and 2017 was $8,725, $8,206 and $8,597, respectively. The Company has recorded $21, $(646) and $(1,323) in excess tax expense (benefits) on vested restricted stock to income tax expense for the years ended December 31, 2019, 2018 and 2017, respectively.
There were no modifications of stock agreements during 2019, 2018 and 2017 that resulted in significant additional incremental compensation costs.
At December 31, 2019, the future vesting schedule of the nonvested shares is as follows:

First year	105,390
Second year	96,125
Third year	62,006
Fourth year	19,260
Fifth year	2,080
Total nonvested shares	284,861

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Note 21. Regulatory Matters
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, CET1 and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2019 and 2018, the Company and the Bank meet all capital adequacy requirements to which they are subject, including the capital buffer requirement.
As of December 31, 2019 and 2018, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk based, CET1, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Bank’s category.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

The following table presents the actual capital amounts and required ratios of the Company and Bank as of December 31, 2019 and 2018. The minimum required capital amounts presented as of December 31, 2019 include the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in.

	Actual		Minimum for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Total capital to risk weighted assets:
Consolidated	$1,513,209	11.83%	$1,343,114	10.50%	N/A	N/A
Bank	1,548,103	12.11	1,342,595	10.50	$1,278,662	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	1,303,748	10.19	1,087,282	8.50	N/A	N/A
Bank	1,496,642	11.70	1,086,863	8.50	1,022,930	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	1,248,148	9.76	895,409	7.00	N/A	N/A
Bank	1,496,642	11.70	895,064	7.00	831,130	6.50
Tier 1 capital to average assets:
Consolidated	1,303,748	9.32	559,758	4.00	N/A	N/A
Bank	1,496,642	10.70	559,584	4.00	699,480	5.00

December 31, 2018
Total capital to risk weighted assets:
Consolidated	$1,072,156	12.58%	$681,686	8.00%	N/A	N/A
Bank	1,054,783	12.39	681,004	8.00	$851,255	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	887,354	10.41	511,264	6.00	N/A	N/A
Bank	1,009,981	11.86	510,753	6.00	681,004	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	856,754	10.05	383,448	4.50	N/A	N/A
Bank	1,009,981	11.86	383,065	4.50	553,316	6.50
Tier 1 capital to average assets:
Consolidated	887,354	9.57	370,727	4.00	N/A	N/A
Bank	1,009,981	10.91	370,412	4.00	463,015	5.00

Note 22.    Business Combinations
Proposed Merger with Texas Capital Bancshares, Inc.
On December 9, 2019, The Company and TCBI jointly announced the signing of a definitive merger agreement under which, the companies will combine in an all-stock merger of equals transaction. TCBI is headquartered in Dallas, Texas and has full-service locations in Austin, Dallas, Fort Worth, Houston, and San Antonio. Under the terms of the agreement, TCBI will merge into the Company and Texas Capital Bank will merge into Independent Bank. The combined holding company will operate under the Company name, Independent Bank Group, Inc. The name of the combined bank will be Texas Capital Bank and will operate under the name Independent Financial in Colorado and Texas Capital Bank in Texas.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Under the terms of the merger agreement, TCBI shareholders will receive 1.0311 shares of the Company's common stock for each share of TCBI common stock based on a fixed exchange ratio. Following the completion of the merger, the Company estimates that former holders of TCBI common stock will own approximately fifty-five percent (55%) and holders of the Company common stock will own approximately forty-five percent (45%) of the common stock of the combined company. In addition, each share of TCBI series A preferred stock issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive one (1) share of the Company's series B preferred stock having substantially the same terms as the TCBI series A preferred stock.
The merger agreement was unanimously approved by the boards of directors of both companies and is anticipated to close in mid-2020, although delays may occur. The transaction is subject to receipt of regulatory approvals and satisfaction of other customary closing conditions, including approval of both Independent Bank Group and TCBI shareholders. The Company has incurred expenses related to the proposed merger of approximately $5,835 for the year ended December 31, 2019, of which $813 is included in salaries and benefits and $5,022 is included in acquisition expense in the consolidated statements of income.
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
The Company has incurred expenses related to the acquisition of approximately $33,622 for the year ended December 31, 2019, of which $5,328 is included in salaries and benefits and $28,294 is included in acquisition expense in the consolidated statements of income. The Company incurred expense of $1,560 during the year ended December 31, 2018. In addition, for the year ended December 31, 2019, the Company paid offering costs totaling $804 which were recorded as a reduction to stock issuance proceeds through additional paid in capital.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

The following table summarizes the final fair values of the assets acquired and liabilities assumed in this transaction as of the closing date and subsequent measurement period adjustments are as follows:

	Initially Recorded at Acquisition Date	Measurement Period Adjustments	Adjusted Values as of December 31, 2019
Assets of acquired bank:
Cash and cash equivalents	$39,913	$—	$39,913
Certificates of deposit held in other banks	262	—	262
Securities available for sale	561,052	—	561,052
Restricted stock	27,794	—	27,794
Loans	2,788,159	1,709	2,789,868
Premises and equipment	65,786	—	65,786
Other real estate owned	1,710	119	1,829
Goodwill	270,583	1,641	272,224
Other intangible assets	71,518	—	71,518
Bank owned life insurance	80,837	—	80,837
Other assets	31,517	470	31,987
Total assets acquired	$3,939,131	$3,939	$3,943,070

Liabilities of acquired bank:
Deposits	$3,108,810	$—	$3,108,810
Repurchase agreements	8,475	—	8,475
FHLB advances	142,653	—	142,653
Other borrowings	40,000	—	40,000
Junior subordinated debentures	25,774	—	25,774
Other liabilities	11,538	3,939	15,477
Total liabilities assumed	$3,337,250	$3,939	$3,341,189
Common stock of 13,109,500 issued at $45.77 per share	$600,022	$—	$600,022
Consideration attributable to 70,248 shares of restricted stock replacement awards	$1,850	$—	$1,850
Cash paid	$9	$—	$9

The nature of the measurement period adjustments noted in the table above was a result of information obtained subsequent to our initial reporting of provisional fair values but prior to finalizing our fair values in accordance with ASC 805, Business Combinations. Such information was determined to be a condition in existence as of acquisition date. The income effects resulting from the recorded measurement period adjustments during the period ending December 31, 2019 are immaterial for separate disclosure.
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

Year Ended December 31,
2018
Interest income	$585,412
Noninterest income	71,983
Total revenue	$657,395
Net income (1)	$203,542
Basic earnings per share	$4.76
Diluted earnings per share	$4.74
____________

(1)
Excludes nonrecurring costs attributable to the acquisition including advisory, legal, other professional fees, and, integration costs, incurred by the Company and Guaranty of $1,560 and $2,034, and the related tax effects, respectively.

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

The following table summarizes the final fair values of the assets acquired and liabilities in this transaction:

Final Value as reported at December 31, 2018
Assets of acquired bank:
Cash and cash equivalents	$44,723
Securities available for sale	24,721
Restricted stock	3,357
Loans	651,769
Premises and equipment	4,863
Goodwill	100,339
Core deposit intangible	7,537
Bank owned life insurance	8,181
Other assets	6,385
Total assets acquired	$851,875

Liabilities of acquired bank:
Deposits	$593,078
FHLB advances	60,000
Other liabilities	10,518
Total liabilities assumed	$663,596
Common stock issued at $75.90 per share	$157,263
Cash paid	$31,016

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
Balance Sheets

	December 31,
	2019	2018
Assets
Cash and cash equivalents	$8,277	$8,355
Investment in subsidiaries	2,588,857	1,764,698
Investment in trusts	1,724	950
Other assets	3,355	2,189
Total assets	$2,602,213	$1,776,192

Liabilities and Stockholders' Equity
Other borrowings	$202,251	$137,316
Junior subordinated debentures	53,824	27,852
Other liabilities	6,365	4,591
Total liabilities	262,440	169,759

Stockholders' equity:
Preferred stock	—	—
Common stock	430	306
Additional paid-in capital	1,926,359	1,317,616
Retained earnings	393,674	296,816
Accumulated other comprehensive loss	19,310	(8,305)
Total stockholders' equity	2,339,773	1,606,433
Total liabilities and stockholders' equity	$2,602,213	$1,776,192

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Statements of Income

	Years Ended December 31,
	2019	2018	2017
Interest expense:
Interest on other borrowings	$11,561	$8,390	$6,873
Interest on junior subordinated debentures	3,028	1,609	1,162
Total interest expense	14,589	9,999	8,035
Noninterest income:
Dividends from subsidiaries	105,877	39,841	29,563
Other	1	14	32
Total noninterest income	105,878	39,855	29,595
Noninterest expense:
Salaries and employee benefits	7,653	6,318	5,175
Professional fees	264	332	546
Acquisition expense, including legal	33,445	6,157	12,767
Other	2,562	1,611	1,614
Total noninterest expense	43,924	14,418	20,102
Income before income tax benefit and equity in undistributed income of subsidiaries	47,365	15,438	1,458
Income tax benefit	11,066	5,541	8,890
Income before equity in undistributed income of subsidiaries	58,431	20,979	10,348
Equity in undistributed income of subsidiaries	134,305	107,280	66,164
Net income	$192,736	$128,259	$76,512

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Statements of Cash Flows

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$192,736	$128,259	$76,512
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(134,305)	(107,280)	(66,164)
Amortization of discount and origination costs on borrowings	633	633	505
Stock based compensation expense	7,808	6,062	4,688
Excess tax expense (benefit) on restricted stock vested	21	(646)	(1,323)
Deferred tax expense	2,165	1,054	11,782
Net change in other assets	1,863	6,918	(6,750)
Net change in other liabilities	(64)	1,130	(1,663)
Net cash provided by operating activities	70,857	36,130	17,587

Cash flows from investing activities:
Capital investment in subsidiaries	—	—	(50,050)
Cash acquired in connection with acquisition	339	7,425	5,418
Cash paid in connection with acquisition	(9)	(31,016)	(17,773)
Net cash provided by (used in) financing activities	330	(23,591)	(62,405)

Cash flows from financing activities:
Proceeds from other borrowings	65,000	—	29,255
Repayments of other borrowings	(40,500)	—	—
Proceeds from exercise of common stock warrants	—	2,533	55
Offering costs paid in connection with acquired bank	(804)	(209)	(942)
Proceeds from sale of common stock, net	—	—	26,816
Repurchase of common stock	(51,659)	—	—
Dividends paid	(43,302)	(15,908)	(10,231)
Net cash (used in) provided by financing activities	(71,265)	(13,584)	44,953
Net change in cash and cash equivalents	(78)	(1,045)	135
Cash and cash equivalents at beginning of year	8,355	9,400	9,265
Cash and cash equivalents at end of year	$8,277	$8,355	$9,400

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Note 24. Subsequent Events
Line of credit agreement
On January 17, 2020, the Company's $100,000 unsecured revolving line of credit was renewed and matures on January 17, 2021. As of March 2, 2020, the Company has no borrowings against its revolving line of credit.
Declaration of dividends
On January 29, 2020, the Company declared a quarterly cash dividend in the amount of $0.25 per share of common stock to the stockholders of record on February 10, 2020. The dividend totaling $10,754 was paid on February 20, 2020.

ITEM 16. FORM 10-K SUMMARY
The Company has not elected to include a summary of the information required in this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of McKinney, Texas, on March 2, 2020.

Independent Bank Group, Inc. (Registrant)

Date:	March 2, 2020	By: /s/ David R. Brooks

David R. Brooks
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David R. Brooks	Chairman, Chief Executive Officer, President, and Director (Principal Executive Officer)	March 2, 2020
David R. Brooks

/s/ Michelle S. Hickox	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 2, 2020
Michelle S. Hickox

/s/ Daniel W. Brooks	Vice Chairman, Chief Risk Officer and Director	March 2, 2020
Daniel W. Brooks

/s/ William E. Fair	Director	March 2, 2020
William E. Fair

/s/ Alicia K. Harrison	Director	March 2, 2020
Alicia K. Harrison

/s/ Craig E. Holmes	Director	March 2, 2020
Craig E. Holmes

/s/ J. Webb Jennings III	Director	March 2, 2020
J. Webb Jennings III

/s/ Tom C. Nichols	Director	March 2, 2020
Tom C. Nichols

/s/ Donald L. Poarch	Director	March 2, 2020
Donald L. Poarch

/s/ G. Stacy Smith	Director	March 2, 2020
G. Stacy Smith

/s/ Michael T. Viola	Director	March 2, 2020
Michael T. Viola