Form 10-K/A
period 2019-12-31
Independent Bank Group, Inc.
filed 2020-03-06
CIK 1564618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
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

Documents Incorporated By Reference:
None

EXPLANATORY NOTE
Independent Bank Group, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Original Filing”) with the United States Securities and Exchange Commission (the “SEC”) on March 2, 2020. The Company is filing this Amendment No. 1 to the Original Filing solely to correct inadvertent errors by RSM US LLP in the Critical Audit Matters section of its Report of Registered Public Accounting firm (the “Report”) provided with respect to the Company’s consolidated financial statements. Specifically,
(1)    In the “Allowance for Loan Losses” section of the Report, the opinion previously read: “the Company’s allowance for loan losses totaled $14.8 million.” This number has been corrected to be $51.5 million; and
(2)    In the “Acquisition of Guaranty Bank” section of the Report, the opinion read: “The fair value of assets acquired in the acquisition totaled $3.9 million, including $2.8 million of loans receivables.” “Million” has been changed to “billion” for both of these numbers.
In addition, the Exhibit List included in Item 15 of Part IV has been amended to contain a currently-dated consent of RSM US LLP (Exhibit 23.1) and, pursuant to the rules of the SEC, currently-dated certifications from the Company’s Principal Executive Officer and Principal Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 31.1, Exhibit 31.2, Exhibit 32.1 and Exhibit 32.2). Such consent and the certifications of the Company’s Principal Executive Officer and Principal Financial Officer are attached as exhibits to this Amendment No. 1.
Except as described above, this Amendment No. 1 speaks as of the original filing date of the Original Filing and does not amend or update any other information contained in the Original Filing to reflect events that may have occurred subsequent to the original filing date. The Company has included a complete copy of the Original Filing, as amended per above, in this filing.

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

		Fair Value of Total Assets Acquired
Acquired Institution/Market	Date of Acquisition	(dollars in thousands)
Town Center Bank Dallas/North Texas	July 31, 2010	$37,451
Farmersville Bancshares, Inc. Dallas/North Texas	September 30, 2010	99,420
I Bank Holding Company, Inc. Austin/Central Texas	April 1, 2012	172,587
The Community Group, Inc. Dallas/North Texas	October 1, 2012	110,967
Collin Bank Dallas/North Texas	November 30, 2013	168,320
Live Oak Financial Corp. Dallas/North Texas	January 1, 2014	131,008
BOH Holdings, Inc. Houston, Texas	April 15, 2014	1,188,893
Houston City Bancshares, Inc. Houston, Texas	October 1, 2014	350,747
Grand Bank Dallas, Texas	November 1, 2015	620,196
Carlile Bancshares, Inc. Dallas/North Texas, Central Texas, Colorado Front Range	April 1, 2017	2,444,155
Integrity Bancshares, Inc. Houston, Texas	June 1, 2018	851,875
Guaranty Bancorp Denver, Colorado and Colorado Front Range	January 1, 2019	3,943,070
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
(Source: S&P Global, Inc.)

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
As part of the Company’s asset/liability management strategy, the Company’s management has emphasized the origination of shorter duration loans to limit the negative exposure to rate changes. The average duration of the loan portfolio is less than four years. The Company’s strategy with respect to liabilities has been to emphasize transaction accounts, particularly noninterest or low interest-bearing nonmaturing deposit accounts, which are less sensitive to changes in interest rates. In response to this strategy, nonmaturing deposit accounts have been a large portion of total deposits and totaled 84.7% and 85.5% of total deposits as of December 31, 2019 and 2018, respectively. The Company had brokered deposits, including CDARS totaling $894.1 million and $356.3 million, at December 31, 2019 and 2018, respectively. The Company intends to focus on the Company’s strategy of increasing noninterest or low interest-bearing nonmaturing deposit accounts, but may consider the use brokered deposits as a stable source of lower cost funding.
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

Allowance for Loan Losses-

As described in Notes 1 and 6 of the consolidated financial statements, the Company’s allowance for loan losses totaled $51.5 million as of December 31, 2019. The Company establishes the allowance for loan losses by estimating probable and reasonably estimable loan losses inherent in loans held for investment as of the balance sheet date. The allowance for loan losses contains provisions for probable losses that have been identified relating to specific borrowing relationships (specific reserve), as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified (general reserve). The general reserve is established through historical loss experience adjusted for qualitative factors. Qualitative factors used by the Company include considerations such as the volume, growth and composition of the loan portfolio, the effect of changes in the local real estate market on collateral values, trends in past dues, the experience of the lenders, changes in lending policy, the Company’s ability to monitor and manage the loan portfolio, and the effects on the loan portfolio of current economic indicators and their probable impact on borrowers. The measurement of the qualitative factors considered in the general allowance requires a significant amount of judgment by management and involves a high degree of estimation. We identified the qualitative factors applied to the general reserve of the allowance for loan losses as a critical audit matter because auditing the qualitative factors of the allowance required a high degree of auditor judgment, as the assumptions determined by management are highly subjective.

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

◦
Evaluating the reasonableness of management’s judgments by validating the source of information used by management with the relevant internal or external information from which it was derived, as well as evaluating the estimated correlation to potential losses.

◦	Evaluating the reasonableness of qualitative factor adjustments assessed by management as compared to the underlying internal or external source information.

Acquisition of Guaranty Bancorp-

As described in Notes 1 and 22 of the consolidated financial statements the Company completed the acquisition of Guaranty Bancorp (Guaranty) on January 1, 2019 for total consideration of $602 million. The Company applies the acquisition method of accounting for business combinations. Accordingly, the assets acquired and liabilities assumed were recorded at their acquisition date fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets, and liabilities assumed was recorded as goodwill. Assets acquired included loans and core deposit intangibles. The fair value of assets acquired in the acquisition totaled $3.9 billion, including $2.8 billion of loans receivable and $62 million of core deposit intangible. The Company estimated the fair value of loans and core deposit intangible assets using a discounted cash flow model. Management determined multiple assumptions for which there was limited observable market information and required significant estimates and judgment with respect to deposit runoff, interest costs, and cost of alternative funding, loan prepayment and discount rates.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of McKinney, Texas, on March 6, 2020.

Independent Bank Group, Inc. (Registrant)

Date:	March 6, 2020	By: /s/ David R. Brooks

David R. Brooks
Chairman, President and Chief Executive Officer