Form 10-Q
period 2020-03-31
Independent Bank Group, Inc.
filed 2020-05-01
CIK 1564618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2020.
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
Common Stock, Par Value $0.01 Per Share – 43,041,776 shares as of April 30, 2020.

INDEPENDENT BANK GROUP, INC. AND SUBSIDIARIES
Form 10-Q
March 31, 2020

***

PART I
ITEM 1. CONSOLIDATED FINACIAL STATEMENTS
Independent Bank Group, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2020 (unaudited) and December 31, 2019
(Dollars in thousands, except share information)

	March 31,	December 31,
Assets	2020	2019
Cash and due from banks	$203,572	$186,299
Interest-bearing deposits in other banks	745,335	378,871
Cash and cash equivalents	948,907	565,170
Certificates of deposit held in other banks	5,719	5,719
Securities available for sale, at fair value	1,089,136	1,085,936
Loans held for sale (includes $32,736 and $29,204 carried at fair value, respectively)	39,427	35,645
Loans, net	11,758,272	11,562,814
Premises and equipment, net	245,539	242,874
Other real estate owned	2,994	4,819
Federal Home Loan Bank (FHLB) of Dallas stock and other restricted stock	55,325	30,052
Bank-owned life insurance (BOLI)	216,422	215,081
Deferred tax asset	1,616	6,943
Goodwill	994,021	994,021
Other intangible assets, net	97,565	100,741
Other assets	118,925	108,392
Total assets	$15,573,868	$14,958,207

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$3,156,270	$3,240,185
Interest-bearing	8,726,496	8,701,151
Total deposits	11,882,766	11,941,336
FHLB advances	975,000	325,000
Other borrowings	177,860	202,251
Junior subordinated debentures	53,874	53,824
Other liabilities	98,083	96,023
Total liabilities	13,187,583	12,618,434
Commitments and contingencies
Stockholders’ equity:
Preferred stock (0 and 0 shares outstanding, respectively)	—	—
Common stock (43,041,776 and 42,950,228 shares outstanding, respectively)	430	430
Additional paid-in capital	1,928,241	1,926,359
Retained earnings	426,942	393,674
Accumulated other comprehensive income	30,672	19,310
Total stockholders’ equity	2,386,285	2,339,773
Total liabilities and stockholders’ equity	$15,573,868	$14,958,207
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Income
Three Months Ended March 31, 2020 and 2019 (unaudited)
(Dollars in thousands, except per share information)

	Three Months Ended March 31,
	2020	2019
Interest income:
Interest and fees on loans	$147,105	$145,531
Interest on taxable securities	5,164	5,450
Interest on nontaxable securities	2,065	2,225
Interest on interest-bearing deposits and other	2,071	2,370
Total interest income	156,405	155,576
Interest expense:
Interest on deposits	28,071	27,842
Interest on FHLB advances	1,626	2,610
Interest on other borrowings and repurchase agreements	2,795	2,715
Interest on junior subordinated debentures	672	757
Total interest expense	33,164	33,924
Net interest income	123,241	121,652
Provision for loan losses	8,381	3,224
Net interest income after provision for loan losses	114,860	118,428
Noninterest income:
Service charges on deposit accounts	5,542	5,910
Investment management and trust	1,986	2,219
Mortgage banking revenue	2,525	3,093
Loss on sale of loans	(42)	—
Gain on sale of other real estate	25	—
Gain on sale of securities available for sale	356	245
(Loss) gain on sale and disposal of premises and equipment	(63)	9
Increase in cash surrender value of BOLI	1,341	1,359
Other	2,841	3,589
Total noninterest income	14,511	16,424
Noninterest expense:
Salaries and employee benefits	38,660	42,380
Occupancy	10,037	8,991
Communications and technology	5,552	5,064
FDIC assessment	1,752	1,248
Advertising and public relations	611	663
Other real estate owned expenses, net	374	71
Impairment of other real estate	—	436
Amortization of other intangible assets	3,176	3,235
Professional fees	4,214	1,170
Acquisition expense, including legal	549	14,987
Other	9,443	8,350
Total noninterest expense	74,368	86,595
Income before taxes	55,003	48,257
Income tax expense	10,836	11,126
Net income	$44,167	$37,131
Basic earnings per share	$1.03	$0.85
Diluted earnings per share	$1.03	$0.85
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2020 and 2019 (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$44,167	$37,131
Other comprehensive income before tax:
Change in net unrealized gains on available for sale securities during the year	14,976	15,151
Reclassification for amount realized through sales of securities available for sale included in net income	(356)	(245)
Other comprehensive income before tax	14,620	14,906
Income tax expense	3,258	3,130
Other comprehensive income, net of tax	11,362	11,776
Comprehensive income	$55,529	$48,907
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2020 and 2019 (unaudited)
(Dollars in thousands, except for par value, share and per share information)

	Preferred Stock $.01 Par Value 10 million shares authorized	Common Stock $.01 Par Value 100 million shares authorized		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance, December 31, 2019	$—	42,950,228	$430	$1,926,359	$393,674	$19,310	$2,339,773
Net income	—	—	—	—	44,167	—	44,167
Other comprehensive income, net of tax	—	—	—	—	—	11,362	11,362
Common stock repurchased	—	(2,629)	—	—	(145)	—	(145)
Restricted stock granted	—	94,177	—	—	—	—	—
Stock based compensation expense	—	—	—	1,882	—	—	1,882
Cash dividends ($0.25 per share)	—	—	—	—	(10,754)	—	(10,754)
Balance, March 31, 2020	$—	43,041,776	$430	$1,928,241	$426,942	$30,672	$2,386,285

Balance, December 31, 2018	$—	30,600,582	$306	$1,317,616	$296,816	$(8,305)	$1,606,433
Cumulative effect of change in accounting principle	—	—	—	—	(926)	—	(926)
Net income	—	—	—	—	37,131	—	37,131
Other comprehensive income, net of tax	—	—	—	—	—	11,776	11,776
Stock issued for acquisition of bank, net of offering costs of $804	—	13,179,748	132	600,936	—	—	601,068
Common stock repurchased	—	(225,903)	(2)	—	(12,505)	—	(12,507)
Restricted stock forfeited	—	(385)	—	—	—	—	—
Restricted stock granted	—	111,751	1	(1)	—	—	—
Stock based compensation expense	—	—	—	2,172	—	—	2,172
Cash dividends ($0.25 per share)	—	—	—	—	(10,945)	—	(10,945)
Balance, March 31, 2019	$—	43,665,793	$437	$1,920,723	$309,571	$3,471	$2,234,202
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2020 and 2019 (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$44,167	$37,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,154	2,694
Accretion of income recognized on acquired loans	(9,142)	(9,086)
Amortization of other intangibles assets	3,176	3,235
Amortization of premium on securities, net	619	800
Amortization of discount and origination costs on borrowings	159	159
Stock based compensation expense	1,882	2,172
Excess tax expense (benefit) on restricted stock vested	80	(20)
FHLB stock dividends	(168)	(191)
Gain on sale of securities available for sale	(356)	(245)
Loss (gain) on sale and disposal of premises and equipment	63	(9)
Loss on sale of loans	42	—
Gain on sale of other real estate owned	(25)	—
Impairment of other real estate	—	436
Deferred tax expense	2,471	6,618
Provision for loan losses	8,381	3,224
Increase in cash surrender value of BOLI	(1,341)	(1,359)
Net gain on mortgage loans held for sale	(3,916)	(2,799)
Originations of loans held for sale	(107,580)	(74,640)
Proceeds from sale of loans held for sale	107,714	87,568
Net change in other assets	(10,935)	(1,680)
Net change in other liabilities	1,980	(16,402)
Net cash provided by operating activities	40,425	37,606
Cash flows from investing activities:
Proceeds from maturities, calls and pay downs of securities available for sale	1,528,836	1,128,949
Proceeds from sale of securities available for sale	13,100	185,508
Purchases of securities available for sale	(1,530,779)	(1,129,986)
Purchases of FHLB stock and other restricted stock	(25,211)	(2,606)
Proceeds from redemptions of FHLB stock and other restricted stock	106	26,000
Proceeds from sale of loans	1,455	—
Net loans originated held for investment	(89,252)	(180,233)
Originations of mortgage warehouse purchase loans	(4,523,819)	(1,579,008)
Proceeds from pay-offs of mortgage warehouse purchase loans	4,414,527	1,498,040
Additions to premises and equipment	(5,948)	(11,601)
Proceeds from sale of premises and equipment	66	9
Proceeds from sale of other real estate owned	4,200	—
Cash acquired in connection with acquisition	—	39,913
Cash paid in connection with acquisition	—	(9)
Net cash used in investing activities	(212,719)	(25,024)

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
Three Months Ended March 31, 2020 and 2019 (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from financing activities:
Net (decrease) increase in demand deposits, money market and savings accounts	(9,596)	274,844
Net (decrease) increase in time deposits	(48,974)	109,503
Proceeds from FHLB advances	1,100,000	700,000
Repayments of FHLB advances	(450,000)	(792,653)
Proceeds from other borrowings	—	21,000
Repayments of other borrowings	(24,500)	—
Repurchase of common stock	(145)	(12,507)
Offering costs paid in connection with acquired bank	—	(804)
Dividends paid	(10,754)	(10,945)
Net cash provided by financing activities	556,031	288,438
Net change in cash and cash equivalents	383,737	301,020
Cash and cash equivalents at beginning of period	565,170	130,779
Cash and cash equivalents at end of period	$948,907	$431,799
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
Proposed merger with Texas Capital Bancshares, Inc.: The Company and Texas Capital Bancshares, Inc. (TCBI) and its subsidiary, Texas Capital Bank, have entered into an Agreement and Plan of Merger, dated as of December 9, 2019, which is referred to as the "merger agreement". Under the merger agreement, the Company and TCBI have agreed to combine their respective companies in an all stock merger of equals, pursuant to which TCBI will merge with and into the Company, with the Company continuing as the surviving entity, in a transaction referred to as "the merger." Immediately following the merger, Texas Capital Bank will merge with and into Independent Bank, with Independent Bank as the surviving bank. The combined holding company will operate under the Company name, Independent Bank Group, Inc. The name of the combined bank will be Texas Capital Bank and will operate under the name Independent Financial in Colorado and Texas Capital Bank in Texas.
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
The consolidated interim financial statements are unaudited, but include all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented. All such adjustments were of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2019. The consolidated balance sheet at December 31, 2019 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
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
Adoption of new accounting standards: ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 along with several other subsequent codification updates related to accounting for credit losses, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the credit loss measurement guidance for available for sale debt securities and purchased financial assets with credit deterioration. Under prior US GAAP, companies generally recognized credit losses when it was probable that the loss has been incurred (incurred loss model). ASU 2016-13 requires a new credit loss methodology, the current expected credit loss (CECL) model, which requires the recognition of an allowance for lifetime expected credit losses on loans, held-to-maturity debt securities and other receivables measured at amortized cost at the time the financial asset is originated or acquired. Credit losses will be immediately recognized through net income; the amount recognized will be based on the current estimate of contractual cash flows not expected to be collected over the financial asset’s contractual term. ASU 2016-13 became effective for the Company on January 1, 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed by the President of the United States that included an option for financial institutions to delay the implementation of ASU 2016-13 until the earlier of the termination date of the national emergency declaration by the President or December 31, 2020. Due to the uncertainty of the economic forecast resulting from the coronavirus (COVID-19) pandemic and the potential impact of the government economic stimulus measures, the Company has determined to delay its implementation of ASU 2016-13 and has calculated and recorded its provision for loan losses under the incurred loss model that existed prior to ASU 2016-13.
Upon adoption of ASU 2016-13 with an effective retrospective implementation date of January 1, 2020, the Company expects to increase its combined allowance for loan losses and reserves for unfunded commitments by approximately $80,000, of which $22,000 is attributable to purchase credit deteriorated loans. The Company will apply the standard's provisions as a cumulative-effect adjustment to retained earnings. The expected increase in the allowance for loan losses is a result of changing from an incurred loss model, which encompasses allowances for current known and inherent losses within the portfolio, to a CECL model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The majority of the increase is attributable to applying the CECL model to the Company's acquired loans, which, under prior guidance, were recorded at fair value without an allowance at acquisition date. Furthermore, ASU 2016-13 necessitates that the Company establish an allowance for expected credit losses for certain debt securities and other financial assets; however, allowances are not expected to be significant.
ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. This ASU simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in today’s two-step impairment test. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates today’s requirement to calculate a goodwill impairment charge using Step 2, which requires an entity to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount. ASU 2017-04 became effective for the Company on January 1, 2020, and did not have a significant impact on its financial statements. The Company's policy is to test goodwill for impairment annually on December 31 or on an interim

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

basis if an event triggering impairment may have occurred. During the period ended March 31, 2020, the economic turmoil and market volatility resulting from the COVID-19 crisis resulted in a substantial decrease in the Company's stock price and market capitalization. Management believed such decrease was a triggering indicator requiring an interim goodwill impairment quantitative analysis. Under the new simplified guidance, the Company's estimated fair value to a market participant as of March 31, 2020, exceeded its carrying amount resulting in no impairment charge for the period. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes.

ASU 2018-13, Fair Value Measurement (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements on fair value measurements by requiring that Level 3 fair value disclosures include the range and weighted average of significant unobservable inputs used to develop those fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 became effective for the Company on January 1, 2020 and did not have a significant impact on its financial statements and disclosures.

ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. This ASU became effective for the Company on January 1, 2020 and did not have a significant impact on its financial statements and disclosures.
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
Share repurchase program: The Company established share repurchase programs in prior years which would allow the Company to purchase its common stock in the open market or in privately negotiated transactions. In general, share repurchase programs allow the Company to proactively manage its capital position and return excess capital to shareholders. On October 24, 2018, the Company announced the reestablishment of its share repurchase program. The program authorizes the Company to repurchase up to $75,000 of its common stock and was authorized to continue through October 1, 2019. On October 17, 2019, the repurchase program was renewed and authorized to continue through December 31, 2020. As of December 31, 2019, the Company had repurchased a total of 897,738 shares of Company stock at a total cost of $49,048 under this program. There were no repurchases for the three months ended March 31, 2020 and 172,738 shares at a total cost of $10,000 purchased during the three months ended March 31, 2019. Shares of Company stock repurchased to settle employee tax withholding related to vesting of stock awards totaled 2,629 and 53,165 shares at a total cost of $145 and $2,507 for the three months ended March 31, 2020 and 2019, respectively, and were not included under this program.
Earnings per share: Basic earnings per common share is calculated as net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. The unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under participating nonvested restricted stock awards. The participating nonvested common stock was not included in dilutive shares as it was anti-dilutive for the three months ended March 31, 2019. Proceeds from the assumed exercise of dilutive participating nonvested restricted stock awards are assumed to be used to repurchase common stock at the average market price.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The following table presents a reconciliation of net income available to common shareholders and the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended March 31,
	2020	2019
Basic earnings per share:
Net income	$44,167	$37,131
Less:
Undistributed earnings allocated to participating securities	209	184
Dividends paid on participating securities	68	76
Net income available to common shareholders	$43,890	$36,871
Weighted average basic shares outstanding	42,741,399	43,453,424
Basic earnings per share	$1.03	$0.85
Diluted earnings per share:
Net income available to common shareholders	$43,890	$36,871
Total weighted average basic shares outstanding	42,741,399	43,453,424
Add dilutive participating securities	8,559	—
Total weighted average diluted shares outstanding	42,749,958	43,453,424
Diluted earnings per share	$1.03	$0.85
Anti-dilutive participating securities	—	52,866

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

	Three Months Ended March 31,
	2020	2019
Cash transactions:
Interest expense paid	$35,400	$32,673
Income taxes paid	$—	$—
Noncash transactions:
Transfers of loans to other real estate owned	$3,914	$544
Loans to facilitate the sale of other real estate owned	$1,564	$—
Securities sold, not yet settled	$—	$1,090
Right-of-use assets obtained in exchange for lease liabilities	$—	$33,878
Transfer of repurchase agreements to deposits	$—	$8,475

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Supplemental schedule of noncash investing activities from acquisitions is as follows:

	Three Months Ended March 31,
	2020	2019
Noncash assets acquired
Certificates of deposit held in other banks	$—	$262
Securities available for sale	—	561,052
Restricted stock	—	27,794
Loans	—	2,788,159
Premises and equipment	—	65,786
Other real estate owned	—	1,710
Goodwill	—	270,583
Other intangible assets	—	71,518
Bank owned life insurance	—	80,837
Other assets	—	31,517
Total assets acquired	$—	$3,899,218
Noncash liabilities assumed:
Deposits	$—	$3,108,810
Repurchase agreements	—	8,475
FHLB advances	—	142,653
Other borrowings	—	40,000
Junior subordinated debentures	—	25,774
Other liabilities	—	11,538
Total liabilities assumed	$—	$3,337,250
Cash and cash equivalents acquired from acquisitions	$—	$39,913
Cash paid to shareholders of acquired banks	$—	$9
Fair value of common stock issued to shareholders of acquired banks	$—	$601,872

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Note 3. Securities Available for Sale
Securities available for sale have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at March 31, 2020 and December 31, 2019 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
March 31, 2020
U.S. treasuries	$48,060	$2,220	$—	$50,280
Government agency securities	175,694	3,491	(479)	178,706
Obligations of state and municipal subdivisions	361,444	12,076	(406)	373,114
Corporate bonds	5,001	157	—	5,158
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	459,035	21,647	(4)	480,678
Other securities	1,200	—	—	1,200
	$1,050,434	$39,591	$(889)	$1,089,136
December 31, 2019
U.S. treasuries	$48,060	$743	$(7)	$48,796
Government agency securities	178,953	926	(583)	179,296
Obligations of state and municipal subdivisions	332,715	11,150	(6)	343,859
Corporate bonds	7,011	207	—	7,218
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	493,915	11,981	(329)	505,567
Other securities	1,200	—	—	1,200
	$1,061,854	$25,007	$(925)	$1,085,936

Securities with a carrying amount of approximately $708,666 and $571,843 at March 31, 2020 and December 31, 2019, respectively, were pledged primarily to secure deposits.
Proceeds from sale of securities available for sale and gross gains and gross losses for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
Proceeds from sale	$13,100	$185,508
Gross gains	$359	$273
Gross losses	$3	$28

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The amortized cost and estimated fair value of securities available for sale at March 31, 2020, by contractual maturity, are shown below. Maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2020
	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$37,151	$37,580
Due from one year to five years	145,643	150,394
Due from five to ten years	172,008	176,848
Thereafter	236,597	243,636
	591,399	608,458
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	459,035	480,678
	$1,050,434	$1,089,136

The number of securities, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2020 and December 31, 2019, are summarized as follows:

	Less Than 12 Months			Greater Than 12 Months			Total
Description of Securities	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Securities Available for Sale
March 31, 2020
Government agency securities	2	14,505	(479)	—	—	—	14,505	(479)
Obligations of state and municipal subdivisions	7	25,306	(406)	—	—	—	25,306	(406)
Mortgage-backed securities guaranteed by FHLMC	—	—	—	1	1,095	(4)	1,095	(4)
	9	$39,811	$(885)	1	$1,095	$(4)	$40,906	$(889)
December 31, 2019
U.S. treasuries	—	$—	$—	2	$8,097	$(7)	$8,097	$(7)
Government agency securities	13	52,790	(495)	6	15,911	(88)	68,701	(583)
Obligations of state and municipal subdivisions	5	2,793	(1)	1	423	(5)	3,216	(6)
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	13	46,512	(317)	1	1,193	(12)	47,705	(329)
	31	$102,095	$(813)	10	$25,624	$(112)	$127,719	$(925)

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Note 4. Loans, Net and Allowance for Loan Losses
Loans, net, at March 31, 2020 and December 31, 2019, consisted of the following:

	March 31,	December 31,
	2020	2019
Commercial	$2,611,183	$2,482,356
Real estate:
Commercial	5,873,267	5,872,653
Commercial construction, land and land development	1,265,182	1,236,623
Residential	1,535,835	1,515,227
Single-family interim construction	381,125	378,120
Agricultural	97,491	97,767
Consumer	52,341	32,603
Other	1,105	621
	11,817,529	11,615,970
Deferred loan fees	(854)	(1,695)
Allowance for loan losses	(58,403)	(51,461)
	$11,758,272	$11,562,814

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
Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. The Company’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. These cash flows, however, may not be as expected and the value of collateral securing the loans may fluctuate. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short term loans may be made on an unsecured basis. Additionally, our commercial loan portfolio includes loans made to customers in the energy industry, which is a complex, technical and cyclical industry. Experienced bankers with specialized energy lending experience originate our energy loans. Companies in this industry produce, extract, develop, exploit and explore for oil and natural gas. Loans are primarily collateralized with proven producing oil and gas reserves based on a technical evaluation of these reserves. At March 31, 2020 and December 31, 2019, there were approximately $181,545 and $189,781 of energy related loans outstanding, respectively. The Company has a mortgage warehouse purchase program providing mortgage inventory financing for residential mortgage loans originated by mortgage banker clients across a broad geographic scale. Proceeds from the sale of mortgages is the primary source of repayment for warehouse inventory financing via approved investor takeout commitments. These loans typically have a very short duration ranging between a few days to 15 days. In some cases, loans to larger mortgage originators may be financed for up to 60 days. These loans are reported as commercial loans since the loans are secured by notes receivable, not real estate. As of March 31, 2020 and December 31, 2019, mortgage warehouse purchase loans outstanding totaled $796,609 and $687,317, respectively.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. Management monitors the diversification of the portfolio on a quarterly basis by type and geographic location. Management also tracks the level of owner occupied property versus non owner occupied property. At March 31, 2020, the portfolio consisted of approximately 30% of owner occupied property.
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
Most of the Company’s lending activity occurs within the State of Texas, primarily in the north, central and southeast Texas regions and the State of Colorado, specifically along the Front Range area. As of March 31, 2020, loans in the Colorado region represented about 27% of the total portfolio. A large percentage of the Company’s portfolio consists of commercial and residential real estate loans. As of March 31, 2020 and December 31, 2019, there were no concentrations of loans related to a single industry in excess of 10% of total loans.
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
The Texas economy, specifically the Company’s lending area of north, central and southeast Texas area, and the Colorado economy had a sudden and broad-based weakening at the end of the first quarter of 2020. Many firms reported a sharp reduction in activity, resulting from business disruptions and closures due to the COVID-19 pandemic. Activity in the energy, retail, and service sectors was the hardest hit. Loan demand contracted broadly and credit quality eroded slightly, except in residential real estate lending, which increased during the period. Housing demand held up through mid-March but has declined notably since then. Outlooks worsened markedly and uncertainty surged, as the economic impact of the COVID-19 pandemic and related containment measures intensified. The duration of this pandemic crisis has been short but impactful and the timing and magnitude of recovery cannot be predicted. The risk of loss associated with all segments of the portfolio could increase due to these factors.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The economy and other risk factors are minimized by the Company’s underwriting standards, which include the following principles: 1) financial strength of the borrower including strong earnings, high net worth, significant liquidity and acceptable debt to worth ratio, 2) managerial business competence, 3) ability to repay, 4) loan to value, 5) projected cash flow and 6) guarantor financial statements as applicable. The following is a summary of the activity in the allowance for loan losses by loan class for the three months ended March 31, 2020 and 2019:

	Commercial	Commercial Real Estate, Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
Three months ended March 31, 2020
Balance at beginning of period	$12,844	$33,085	$3,678	$1,606	$332	$226	$5	$(315)	$51,461
Provision for loan losses	5,053	1,733	759	307	13	28	131	357	8,381
Charge-offs	(571)	(735)	—	(82)	—	(9)	(112)	—	(1,509)
Recoveries	16	—	—	—	—	18	36	—	70
Balance at end of period	$17,342	$34,083	$4,437	$1,831	$345	$263	$60	$42	$58,403

Three months ended March 31, 2019
Balance at beginning of period	$11,793	$27,795	$3,320	$1,402	$241	$186	$3	$62	$44,802
Provision for loan losses	1,913	910	267	62	43	(26)	49	6	3,224
Charge-offs	(1,454)	—	(93)	(3)	—	(8)	(41)	—	(1,599)
Recoveries	43	3	—	—	—	15	17	—	78
Balance at end of period	$12,295	$28,708	$3,494	$1,461	$284	$167	$28	$68	$46,505

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The following table details the amount of the allowance for loan losses and recorded investment in loans by class as of March 31, 2020 and December 31, 2019:

	Commercial	Commercial Real Estate, Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
March 31, 2020
Allowance for losses:
Individually evaluated for impairment	$3,862	$—	$—	$—	$—	$—	$—	$—	$3,862
Collectively evaluated for impairment	12,906	34,083	4,437	1,831	345	263	60	42	53,967
Loans acquired with deteriorated credit quality	574	—	—	—	—	—	—	—	574
Ending balance	$17,342	$34,083	$4,437	$1,831	$345	$263	$60	$42	$58,403

Loans:
Individually evaluated for impairment	$18,571	$6,338	$2,434	$—	$—	$20	$—	$—	$27,363
Collectively evaluated for impairment	2,536,762	6,925,445	1,526,282	381,125	94,636	52,303	1,105	—	11,517,658
Acquired with deteriorated credit quality	55,850	206,666	7,119	—	2,855	18	—	—	272,508
Ending balance	$2,611,183	$7,138,449	$1,535,835	$381,125	$97,491	$52,341	$1,105	$—	$11,817,529

December 31, 2019
Allowance for losses:
Individually evaluated for impairment	$357	$—	$—	$—	$—	$1	$—	$—	$358
Collectively evaluated for impairment	12,108	32,615	3,678	1,606	332	225	5	(315)	50,254
Loans acquired with deteriorated credit quality	379	470	—	—	—	—	—	—	849
Ending balance	$12,844	$33,085	$3,678	$1,606	$332	$226	$5	$(315)	$51,461

Loans:
Individually evaluated for impairment	$3,130	$6,813	$2,008	$—	$114	$22	$—	$—	$12,087
Collectively evaluated for impairment	2,416,569	6,883,639	1,505,896	378,120	93,837	32,556	621	—	11,311,238
Acquired with deteriorated credit quality	62,657	218,824	7,323	—	3,816	25	—	—	292,645
Ending balance	$2,482,356	$7,109,276	$1,515,227	$378,120	$97,767	$32,603	$621	$—	$11,615,970

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Nonperforming loans by loan class (excluding loans acquired with deteriorated credit quality) at March 31, 2020 and December 31, 2019, are summarized as follows:

	Commercial	Commercial Real Estate, Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
March 31, 2020
Nonaccrual loans	$18,571	$4,483	$2,249	$—	$—	$20	$—	$25,323
Loans past due 90 days and still accruing	618	—	500	—	—	12	—	1,130
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	—	1,855	185	—	—	—	—	2,040
	$19,189	$6,338	$2,934	$—	$—	$32	$—	$28,493
December 31, 2019
Nonaccrual loans	$3,130	$6,461	$1,820	$—	$114	$22	$—	$11,547
Loans past due 90 days and still accruing	14,529	—	—	—	—	—	—	14,529
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	—	352	188	—	—	—	—	540
	$17,659	$6,813	$2,008	$—	$114	$22	$—	$26,616

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Impaired loans by loan class (excluding loans acquired with deteriorated credit quality) at March 31, 2020 and December 31, 2019, are summarized as follows:

	Commercial	Commercial Real Estate, Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
March 31, 2020
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$17,765	$—	$—	$—	$—	$—	$—	$17,765
Impaired loans with no allowance for loan losses	806	6,338	2,434	—	—	20	—	9,598
Total	$18,571	$6,338	$2,434	$—	$—	$20	$—	$27,363
Unpaid principal balance of impaired loans	$25,927	$6,835	$2,664	$—	$—	$22	$—	$35,448
Allowance for loan losses on impaired loans	$3,862	$—	$—	$—	$—	$—	$—	$3,862
December 31, 2019
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$1,580	$—	$—	$—	$—	$1	$—	$1,581
Impaired loans with no allowance for loan losses	1,550	6,813	2,008	—	114	21	—	10,506
Total	$3,130	$6,813	$2,008	$—	$114	$22	$—	$12,087
Unpaid principal balance of impaired loans	$8,580	$6,967	$2,197	$—	$123	$24	$—	$17,891
Allowance for loan losses on impaired loans	$357	$—	$—	$—	$—	$1	$—	$358
For the three months ended March 31, 2020
Average recorded investment in impaired loans	$10,851	$6,576	$2,221	$—	$57	$21	$—	$19,726
Interest income recognized on impaired loans	$1	$16	$8	$—	$—	$—	$—	$25
For the three months ended March 31, 2019
Average recorded investment in impaired loans	$7,619	$1,532	$1,644	$1,789	$—	$28	$—	$12,612
Interest income recognized on impaired loans	$18	$22	$4	$109	$—	$5	$—	$158

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
The restructuring of a loan is considered a “troubled debt restructuring” (TDR) if both 1) the borrower is experiencing financial difficulties and 2) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, extending amortization and other actions intended to minimize potential losses.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

A TDR loan is identified as impaired and measured for credit impairment as of each reporting period in accordance with the guidance in Accounting Standards Codification (ASC) 310-10-35. Modifications primarily relate to extending the amortization periods of the loans and interest rate concessions. The majority of these loans were identified as impaired prior to restructuring; therefore, the modifications did not materially impact the Company’s determination of the allowance for loan losses. The recorded investment in troubled debt restructurings, including those on nonaccrual, was $2,686 and $1,208 as of March 31, 2020 and December 31, 2019, respectively.
Following is a summary of loans modified under troubled debt restructurings during the three months ended March 31, 2020:

	Commercial	Commercial Real Estate, Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
Troubled debt restructurings during the three months ended March 31, 2020
Number of contracts	—	1	—	—	—	—	—	1
Pre-restructuring outstanding recorded investment	$—	$1,517	$—	$—	$—	$—	$—	$1,517
Post-restructuring outstanding recorded investment	$—	$1,517	$—	$—	$—	$—	$—	$1,517

There were no loans modified under troubled debt restructurings during the three months ended March 31, 2019.
At March 31, 2020 and 2019, there were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the three months ended March 31, 2020 and 2019, respectively.
At March 31, 2020 and 2019, the Company had no commitments to lend additional funds to any borrowers with loans whose terms have been modified under troubled debt restructurings.

Under the CARES Act, banks may elect to deem that loan modifications do not result in TDRs if they are (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. At March 31, 2020, the Company has not made such an election. Additionally, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs under ASC Subtopic 310-40 and federal banking agencies interagency guidance. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. In response to the COVID-19 pandemic, the Company has implemented a short-term deferral modification program that complies with ASC Subtopic 310-40. As such, the Company's TDR loans noted above do not include loans that are short-term modifications to borrowers impacted by COVID-19.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents information regarding the aging of past due loans by loan class as of March 31, 2020 and December 31, 2019:

	Loans 30-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Loans
March 31, 2020
Commercial	$21,808	$18,765	$40,573	$2,514,760	$2,555,333
Commercial real estate, construction, land and land development	12,224	3,876	16,100	6,915,683	6,931,783
Residential real estate	3,598	1,554	5,152	1,523,564	1,528,716
Single-family interim construction	468	—	468	380,657	381,125
Agricultural	829	—	829	93,807	94,636
Consumer	194	32	226	52,097	52,323
Other	—	—	—	1,105	1,105
	39,121	24,227	63,348	11,481,673	11,545,021
Acquired with deteriorated credit quality	5,004	13,962	18,966	253,542	272,508
	$44,125	$38,189	$82,314	$11,735,215	$11,817,529
December 31, 2019
Commercial	$4,512	$17,656	$22,168	$2,397,531	$2,419,699
Commercial real estate, construction, land and land development	9,153	2,905	12,058	6,878,394	6,890,452
Residential real estate	3,242	642	3,884	1,504,020	1,507,904
Single-family interim construction	2,836	—	2,836	375,284	378,120
Agricultural	22	114	136	93,815	93,951
Consumer	167	22	189	32,389	32,578
Other	—	—	—	621	621
	19,932	21,339	41,271	11,282,054	11,323,325
Acquired with deteriorated credit quality	2,556	6,766	9,322	283,323	292,645
	$22,488	$28,105	$50,593	$11,565,377	$11,615,970

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
A summary of loans by credit quality indicator by class as of March 31, 2020 and December 31, 2019, is as follows:

	Pass	Pass/ Watch	Special Mention	Substandard	Doubtful	Total
March 31, 2020
Commercial	$2,462,200	$51,116	$57,142	$40,725	$—	$2,611,183
Commercial real estate, construction, land and land development	6,820,852	209,658	48,855	59,084	—	7,138,449
Residential real estate	1,520,123	5,970	1,054	8,688	—	1,535,835
Single-family interim construction	378,605	2,520	—	—	—	381,125
Agricultural	88,136	5,896	1,956	1,503	—	97,491
Consumer	52,175	35	2	129	—	52,341
Other	1,105	—	—	—	—	1,105
	$11,323,196	$275,195	$109,009	$110,129	$—	$11,817,529
December 31, 2019
Commercial	$2,332,611	$71,642	$37,739	$40,364	$—	$2,482,356
Commercial real estate, construction, land and land development	6,814,780	184,720	46,889	62,887	—	7,109,276
Residential real estate	1,501,019	4,850	994	8,364	—	1,515,227
Single-family interim construction	376,887	1,233	—	—	—	378,120
Agricultural	88,044	5,287	1,864	2,572	—	97,767
Consumer	32,459	33	2	109	—	32,603
Other	621	—	—	—	—	621
	$11,146,421	$267,765	$87,488	$114,296	$—	$11,615,970

The Company has acquired certain loans which experienced credit deterioration since origination (purchased credit impaired (PCI) loans).
The Company has included PCI loans in the above grading tables. The following provides additional detail on the grades applied to those loans at March 31, 2020 and December 31, 2019:

	Pass	Pass/ Watch	Special Mention	Substandard	Doubtful	Total
March 31, 2020	$208,852	$30,782	$3,781	$29,093	$—	$272,508
December 31, 2019	232,095	21,284	4,502	34,764	—	292,645

PCI loans may remain on accrual status to the extent the company can reasonably estimate the amount and timing of expected future cash flows. At March 31, 2020 and December 31, 2019, nonaccrual PCI loans were $17,023 and $10,850, respectively.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Accretion on PCI loans is based on estimated future cash flows, regardless of contractual maturity. The following table summarizes the outstanding balance and related carrying amount of purchased credit impaired loans by acquired bank as of the acquisition date for the acquisitions occurring in 2019:

Acquisition Date
January 1, 2019
Guaranty Bancorp
Outstanding balance	$341,645
Nonaccretable difference	(16,622)
Accretable yield	(13,299)
Carrying amount	$311,724

The carrying amount of all acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
Outstanding balance	$303,744	$326,077
Carrying amount	272,508	292,645

There was an allocation of $574 and $849 established in the allowance for loan losses relating to PCI loans at March 31, 2020 and December 31, 2019, respectively.
The changes in accretable yield during the three months ended March 31, 2020 and 2019 in regard to loans transferred at acquisition for which it was probable that all contractually required payments would not be collected are presented in the table below.

	For the Three Months Ended March 31,
	2020	2019
Balance at January 1,	$8,905	$1,436
Additions	—	14,704
Accretion	(834)	(963)
Transfers from nonaccretable	—	—
Balance at March 31,	$8,071	$15,177

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
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of this instrument. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At March 31, 2020 and December 31, 2019, the approximate amounts of these financial instruments were as follows:

	March 31,	December 31,
	2020	2019
Commitments to extend credit	$2,224,411	$2,337,385
Standby letters of credit	25,906	23,406
	$2,250,317	$2,360,791

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
Letters of credit are written conditional commitments used by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan arrangements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table above. If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of March 31, 2020 and December 31, 2019, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.
Change in Control Agreements
The Company has change-in-control agreements with each of its named executive officers. Under these agreements, each executive could receive, upon the effectiveness of a change-in-control and subsequent termination of employment, as defined in the agreement, a lump sum cash payment in an amount equal to two to three times (depending upon the executive) the sum, of the executive’s current annual base salary, plus the executive’s target annual bonus for the year of termination. In addition all of the executive’s unvested grants of restricted stock will immediately vest and the executive will continue to be a participant in the Independent Bank Survivor Benefit Plan.
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

Note 6. Income Taxes
Income tax expense for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
	2020	2019
Income tax expense for the period	$10,836	$11,126
Effective tax rate	19.7%	23.1%

The effective tax rates for 2020 and 2019 differ from the statutory federal tax rate of 21% largely due to tax exempt interest income earned on certain investment securities and loans, the nontaxable earnings on bank owned life insurance, excess tax expense and benefit on restricted stock vestings, nondeductible compensation, acquisition related expenses, and state income tax. In addition, the lower effective tax rate for the three months ended March 31, 2020 is a result of a tax benefit recorded due to the net operating loss carryback provision allowed through the enactment of the CARES Act.

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

The Company elected the fair value option for certain residential mortgage loans held for sale in accordance with ASC 825, Financial Instruments. This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC 815, Derivatives and Hedging. The Company has not elected the fair value option for other residential mortgage loans held for sale primarily because they are not economically hedged using derivative instruments. See below and Note 8, Derivative Financial Instruments, for additional information.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Assets and Liabilities Measured on a Recurring Basis
The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of March 31, 2020 and December 31, 2019 by level within the ASC Topic 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2020
Assets:
Investment securities available for sale:
U.S. treasuries	$50,280	$—	$50,280	$—
Government agency securities	178,706	—	178,706	—
Obligations of state and municipal subdivisions	373,114	—	373,114	—
Corporate bonds	5,158	—	5,158	—
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	480,678	—	480,678	—
Other securities	1,200	—	1,200	—
Loans held for sale, fair value option elected (1)	32,736	—	32,736	—
Derivative financial instruments:
Interest rate lock commitments	1,417	—	1,417	—
Forward mortgage-backed securities trades	4	—	4	—
Loan customer counterparty	21,661	—	21,661	—
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	19	—	19	—
Forward mortgage-backed securities trades	1,319	—	1,319	—
Financial institution counterparty	23,124	—	23,124	—
December 31, 2019
Assets:
Investment securities available for sale:
U.S. treasuries	$48,796	$—	$48,796	$—
Government agency securities	179,296	—	179,296	—
Obligations of state and municipal subdivisions	343,859	—	343,859	—
Corporate bonds	7,218	—	7,218	—
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	505,567	—	505,567	—
Other securities	1,200	—	1,200	—
Loans held for sale, fair value option elected (1)	29,204	—	29,204	—
Derivative financial instruments:
Interest rate lock commitments	847	—	847	—
Forward mortgage-backed securities trades	6	—	6	—
Loan customer counterparty	6,104	—	6,104	—
Liabilities:
Derivative financial instruments:
Forward mortgage-backed securities trades	69	—	69	—
Financial institution counterparty	6,566	—	6,566	—
____________

(1)
At March 31, 2020 and December 31, 2019, loans held for sale for which the fair value option was elected had an aggregate outstanding principal balance of $31,687 and $28,166, respectively. There were no mortgage loans held for sale under the fair value option that were 90 days or greater past due or on nonaccrual at March 31, 2020.

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
The Company also enters into certain interest rate derivative positions that are not designated as hedging instruments. The estimated fair value of these commercial loan interest rate swaps are obtained from a pricing service that provides the swaps' unwind value (Level 2 inputs). See Note 8, Derivative Financial Instruments, for more information.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Assets and Liabilities Measured on a Nonrecurring Basis
In accordance with ASC Topic 820, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at March 31, 2020 and December 31, 2019, for which a nonrecurring change in fair value has been recorded:

		Fair Value Measurements at Reporting Date Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Period Ended Total Losses
March 31, 2020
Assets:
Impaired loans	$14,021	$—	$—	$14,021	$3,699

December 31, 2019
Assets:
Impaired loans	$2,276	$—	$—	$2,276	$1,806
Other real estate owned	4,618	—	—	4,618	749

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
In addition, mortgage loans held for sale not recorded under the fair value option are required to be measured at the lower of cost or fair value. The fair value of these loans is based upon binding quotes or bids from third party investors. As of March 31, 2020 and December 31, 2019, all mortgage loans held for sale not recorded under the fair value option were recorded at cost.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Fair Value of Financial Instruments not Recorded at Fair Value
The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instruments that are reported at amortized cost on the Company's consolidated balance sheets were as follows at March 31, 2020 and December 31, 2019:

			Fair Value Measurements at Reporting Date Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2020
Financial assets:
Cash and cash equivalents	$948,907	$948,907	$948,907	$—	$—
Certificates of deposit held in other banks	5,719	5,963	—	5,963	—
Loans held for sale, at cost	6,691	6,824	—	6,824	—
Loans, net	11,758,272	11,632,914	—	—	11,632,914
FHLB of Dallas stock and other restricted stock	55,325	55,325	—	55,325	—
Accrued interest receivable	35,777	35,777	—	35,777	—
Financial liabilities:
Deposits	11,882,766	11,897,145	—	11,897,145	—
Accrued interest payable	7,347	7,347	—	7,347	—
FHLB advances	975,000	952,713	—	952,713	—
Other borrowings	177,860	175,075	—	175,075	—
Junior subordinated debentures	53,874	39,559	—	39,559	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2019
Financial assets:
Cash and cash equivalents	$565,170	$565,170	$565,170	$—	$—
Certificates of deposit held in other banks	5,719	5,951	—	5,951	—
Loans held for sale, at cost	6,441	6,554	—	6,554	—
Loans, net	11,562,814	11,689,672	—	—	11,689,672
FHLB of Dallas stock and other restricted stock	30,052	30,052	—	30,052	—
Accrued interest receivable	35,860	35,860	—	35,860	—
Financial liabilities:
Deposits	11,941,336	11,958,939	—	11,958,939	—
Accrued interest payable	9,583	9,583	—	9,583	—
FHLB advances	325,000	325,210	—	325,210	—
Other borrowings	202,251	209,050	—	209,050	—
Junior subordinated debentures	53,824	48,879	—	48,879	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

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
The following table provides the outstanding notional balances and fair values of outstanding derivative positions at March 31, 2020 and December 31, 2019:

	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
March 31, 2020
Interest rate lock commitments	$96,367	$1,417	$19
Forward mortgage-backed securities trades	70,000	4	1,319
Commercial loan interest rate swaps:
Loan customer counterparty	311,459	21,661	—
Financial institution counterparty	311,459	—	23,124

December 31, 2019
Interest rate lock commitments	$28,434	$847	$—
Forward mortgage-backed securities trades	42,500	6	69
Commercial loan interest rate swaps:
Loan customer counterparty	280,751	6,104	—
Financial institution counterparty	280,751	—	6,566

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding were as follows:

	Weighted Average Interest Rate
	March 31, 2020		December 31, 2019
	Received	Paid	Received	Paid
Loan customer counterparty	4.17%	2.91%	4.23%	3.77%

The credit exposure related to interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $21,661 at March 31, 2020. In some cases collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. At March 31, 2020, cash of $20,487 and securities of $6,726 were pledged as collateral for these derivatives.
During 2019, the Company entered into a credit risk participation agreement with a financial institution counterparty for interest rate swaps related to loans in which the Company is the lead bank. This agreement provides credit protection to the Company should the borrower fail to perform on its interest rate derivative contract. The agreement has a notional amount of $9,789 at March 31, 2020.
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
Income (loss) for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
	2020	2019
Derivatives not designated as hedging instruments
Interest rate lock commitments	$551	$430
Forward mortgage-backed securities trades	(1,252)	9

Note 9. Stock Awards
The Company grants common stock awards to certain employees of the Company. In connection with the Company's initial public offering in April 2013, the Board of Directors adopted the 2013 Equity Incentive Plan. Under this plan, the Compensation Committee may grant awards to certain employees of the Company in the form of restricted stock, restricted stock rights, restricted stock units, qualified and nonqualified stock options, performance-based share awards and other equity-based awards. All stock awards issued under expired plans prior to 2013 are fully vested. The Plan, as amended, has 2,300,000 reserved shares of common stock to be awarded by the Company’s compensation committee. As of March 31, 2020, there were 1,357,947 shares remaining available for grant for future awards. The shares currently issued under the 2013 Plan are restricted stock awards and will vest evenly over the required employment period, generally ranging from three to five years. As defined in the plan, outstanding awards may immediately vest upon a change-in-control in the Company. Shares granted under the 2013 Equity Incentive Plan were issued at the date of grant and receive dividends.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

In connection with the January 1, 2019 acquisition of Guaranty Bancorp (Guaranty), unvested awards of restricted Guaranty common stock granted under Guaranty’s 2015 Long-Term Incentive Plan (Guaranty 2015 RSA), as amended, that were outstanding as of the acquisition date, were converted into awards of restricted shares of Independent common stock (Replacement RSA) with the same terms and conditions as were applicable under such Guaranty 2015 RSA, except with respect to any performance-vesting Guaranty 2015 RSA, which became a service-vesting RSA only. The Replacement RSA will vest over the remaining service period, generally in two years, and do not receive dividends.
The following table summarizes the activity in nonvested shares for the three months ended March 31, 2020 and 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2019	284,861	$58.63
Granted during the period	94,177	53.48
Vested during the period	(78,599)	57.94
Nonvested shares, March 31, 2020	300,439	$57.19

Nonvested shares, December 31, 2018	252,903	$62.81
Acquired awards replaced during the period	70,248	45.77
Granted during the period	111,751	50.78
Vested during the period	(84,388)	37.32
Forfeited during the period	(385)	45.77
Nonvested shares, March 31, 2019	350,129	$52.58

Compensation expense related to these awards is recorded based on the fair value of the award at the date of grant and totaled $1,882 and $2,172 for the three months ended March 31, 2020 and 2019, respectively. Compensation expense is recorded in salaries and employee benefits in the accompanying consolidated statements of income. At March 31, 2020, future compensation expense is estimated to be $14,418 and will be recognized over a remaining weighted average period of 2.45 years.
The fair value of common stock awards that vested during the three months ended March 31, 2020 and 2019 was $4,198 and $4,542, respectively. The Company recorded $80 and $(20) in excess tax expense (benefit) on vested restricted stock to income tax expense for the three months ended March 31, 2020 and 2019, respectively.
There were no modifications of stock agreements during the three months ended March 31, 2020 and 2019 that resulted in significant additional incremental compensation costs.
At March 31, 2020, the future vesting schedule of the nonvested shares is as follows:

First year	136,940
Second year	96,445
Third year	59,234
Fourth year	7,540
Fifth year	280
Total nonvested shares	300,439

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, CET1 and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2020 and December 31, 2019, the Company and the Bank meet all capital adequacy requirements to which they are subject, including the capital buffer requirement.
As of March 31, 2020 and December 31, 2019, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk based, CET1, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Bank’s category.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The following table presents actual capital amounts and required ratios under Basel III Capital Rules for the Company and Bank as of March 31, 2020 and December 31, 2019.

	Actual		Minimum for Capital Required - Basel III Fully Phased-In		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2020
Total capital to risk weighted assets:
Consolidated	$1,557,552	12.05%	$1,357,206	10.50%	N/A	N/A
Bank	1,565,975	12.12	1,356,699	10.50	$1,292,094	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	1,341,149	10.38	1,098,690	8.50	N/A	N/A
Bank	1,507,572	11.67	1,098,280	8.50	1,033,675	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	1,285,549	9.95	904,804	7.00	N/A	N/A
Bank	1,507,572	11.67	904,466	7.00	839,861	6.50
Tier 1 capital to average assets:
Consolidated	1,341,149	9.67	554,640	4.00	N/A	N/A
Bank	1,507,572	10.88	554,445	4.00	693,056	5.00

December 31, 2019
Total capital to risk weighted assets:
Consolidated	$1,513,209	11.83%	$1,343,114	10.50%	N/A	N/A
Bank	1,548,103	12.11	1,342,595	10.50	$1,278,662	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	1,303,748	10.19	1,087,282	8.50	N/A	N/A
Bank	1,496,642	11.70	1,086,863	8.50	1,022,930	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	1,248,148	9.76	895,409	7.00	N/A	N/A
Bank	1,496,642	11.70	895,064	7.00	831,130	6.50
Tier 1 capital to average assets:
Consolidated	1,303,748	9.32	559,758	4.00	N/A	N/A
Bank	1,496,642	10.70	559,584	4.00	699,480	5.00

Note 11. Subsequent Events
Declaration of Dividends
On April 29, 2020, the Company declared a quarterly cash dividend in the amount of $0.25 per share of common stock to the stockholders of record on May 11, 2020. The dividend will be paid on May 21, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q, our other filings with the SEC, and other press releases, documents, reports and announcements that we make, issue or publish may contain statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”) that are subject to risks and uncertainties and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and other related federal security laws. These forward-looking statements are statements or projections with respect to matters such as our future results of operations, including our future revenues, income, expenses, provision for taxes, effective tax rate, earnings per share and cash flows, our future capital expenditures and dividends, our future financial condition and changes therein, including changes in our loan portfolio and allowance for loan losses, our future capital structure or changes therein, the plan and objectives of management for future operations, our future or proposed acquisitions and the integration thereof, the future or expected effect of acquisitions on our operations, results of operations and financial condition, our future economic performance and the statements of the assumptions underlying any such statement. Such statements are typically identified by the use in the statements of words or phrases such as “aim,” “anticipate,” “estimate,” “expect,” “goal,” “guidance,” “intend,” “is anticipated,” “is estimated,” “is expected,” “is intended,” “objective,” “plan,” “projected,” “projection,” “will affect,” “will be,” “will continue,” “will decrease,” “will grow,” “will impact,” “will increase,” “will incur,” “will reduce,” “will remain,” “will result,” “would be,” variations of such words or phrases (including where the word “could,” “may” or “would” is used rather than the word “will” in a phrase) and similar words and phrases indicating that the statement addresses some future result, occurrence, plan or objective. The forward-looking statements that we make are based on the Company’s current expectations and assumptions regarding its business, the economy, and other future conditions. Because forward-looking statements relate to future results and occurrences, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. The Company’s actual results may differ materially from those contemplated by the forward-looking statements, which are neither statements of historical fact nor guarantees or assurances of future performance. Many possible events or factors could affect the future financial results and performance of the Company and could cause such results or performance to differ materially from those expressed in forward-looking statements. These factors include, but are not limited to, the following:

•
the disruption to local, regional, national and global economic activity caused by infectious disease outbreaks, including the recent outbreak of coronavirus, or COVID-19, and the significant impact that such outbreak has had and may have on our growth, operations, earnings and asset quality;

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

•
changes in asset quality, including increases in default rates on loans and higher levels of nonperforming loans and loan charge-offs generally, and specifically resulting from the economic dislocation caused by the COVID-19 pandemic;

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

•
inaccuracy of the assumptions and estimates that the managements of our Company and the financial institutions that we acquire make in establishing reserves for probable loan losses and other estimates generally, and specifically as a result of the effect of the COVID-19 pandemic;

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

•
changes in economic and market conditions, including the economic dislocation resulting from the COVID-19 pandemic, that affect the amount and value of the assets of Independent Bank and of financial institutions that we acquire;

•
the institution and outcome of, and costs associated with, litigation and other legal proceedings against one of more of the Company, Independent Bank and financial institutions that we acquire or to which any of such entities is subject;

•	the occurrence of market conditions adversely affecting the financial industry generally, including the economic dislocation resulting from the COVID-19 pandemic;

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

•
the effects of the combination of the operations of financial institutions that we have acquired in the recent past or may acquire in the future with our operations and the operations of Independent Bank, the effects of the integration of such operations being unsuccessful, and the effects of such integration being more difficult, time-consuming or costly than expected or not yielding the cost savings that we expect, including but not limited to those identified below for the merger between the Company and Texas Capital Bancshares, Inc. (“TCBI”);

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

•	our ability to continue to identify acquisition targets and successfully acquire desirable financial institutions to sustain our growth, to expand our presence in our markets and to enter new markets;

•	general business and economic conditions in our markets change or are less favorable than expected generally, and specifically as a result of the COVID-19 pandemic;

•	changes occur in business conditions and inflation generally, and specifically as a result of the COVID-19 pandemic;

•	an increase in the rate of personal or commercial customers’ bankruptcies generally, and specifically as a result of the COVID-19 pandemic;

•	technology-related changes are harder to make or are more expensive than expected;

•
attacks on the security of, and breaches of, the Company's and Independent Bank's digital information systems, the costs we or Independent Bank incur to provide security against such attacks and any costs and liability the Company or Independent Bank incurs in connection with any breach of those systems;

•	the potential impact of technology and “FinTech” entities on the banking industry generally;

•	the other factors that are described or referenced in Part I, Item 1A. of our Annual Report on Form 10-K or our Quarterly Reports on Form 10-Q, in each case under the caption “Risk Factors.”; and

•	other economic, competitive, governmental, regulatory, technological and geopolitical factors affecting the Company’s operations, pricing and services.
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

Additional Information about the Merger and Where to Find It
In connection with the proposed merger between the Company and TCBI, the Company filed a registration statement on Form S-4 with the SEC on January 21, 2020, as amended on March 6, 2020, to register the shares of the Company’s capital stock to be issued in connection with the merger. The registration statement includes a joint proxy statement/prospectus. The registration statement has not yet become effective. After the Form S-4 is effective, a definitive joint proxy statement/prospectus will be sent to the shareholders of the Company and TCBI seeking their approval of the proposed transaction.
INVESTORS AND SECURITY HOLDERS ARE URGED TO READ THE REGISTRATION STATEMENT ON FORM S-4, THE JOINT PROXY STATEMENT/PROSPECTUS INCLUDED WITHIN THE REGISTRATION STATEMENT ON FORM S-4 AND ANY OTHER RELEVANT DOCUMENTS FILED OR TO BE FILED WITH THE SEC IN CONNECTION WITH THE PROPOSED TRANSACTION BECAUSE THESE DOCUMENTS DO AND WILL CONTAIN IMPORTANT INFORMATION ABOUT THE COMPANY, TCBI AND THE PROPOSED TRANSACTION.
Investors and security holders may obtain copies of these documents free of charge through the website maintained by the SEC at www.sec.gov or from the Company at its website, www.ibtx.com, or from TCBI at its website, www.texascapitalbank.com. Documents filed with the SEC by the Company will be available free of charge by accessing the Investor Relations page of the Company’s website at www.ibtx.com or, alternatively, by directing a request by telephone or mail to Independent Bank Group, Inc., 7777 Henneman Way, McKinney, Texas 75070, (972) 562-9004, and documents filed with the SEC by TCBI will be available free of charge by accessing TCBI’s website at www.texascapitalbank.com under the tab “About Us,” and then under the heading “Investor Relations” or, alternatively, by directing a request by telephone or mail to Texas Capital Bancshares, Inc., 2000 McKinney Avenue, Suite 700, Dallas, Texas 75201, (214) 932-6600.

Participants in the Solicitation
The Company, TCBI and certain of their respective directors and executive officers may be deemed to be participants in the solicitation of proxies from the shareholders of the Company and TCBI in connection with the proposed transaction under the rules of the SEC. Certain information regarding the interests of these participants and a description of their direct and indirect interests, by security holdings or otherwise, will be included in the joint proxy statement/prospectus regarding the proposed transaction when it becomes available. Additional information about the Company, and its directors and executive officers, may be found in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2020, as amended by the Company’s Annual Report on Form 10-K/A filed with the SEC on March 6, 2020, and other documents filed by the Company with the SEC. Additional information about TCBI, and its directors and executive officers, may be found in TCBI’s Annual Report on Form 10-K filed with the SEC on February 12, 2020, as amended by TCBI’s Annual Report on Form 10-K/A filed with the SEC on March 2, 2020, and other documents filed by TCBI with the SEC. These documents can be obtained free of charge from the sources described above.

Overview
This Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s financial condition and results of operation as reflected in the interim consolidated financial statements and accompanying notes appearing in this Quarterly Report on Form 10-Q. This section should be read in conjunction with the Company’s interim consolidated financial statements and accompanying notes included elsewhere in this report and with the consolidated financial statements included in the Annual Report on Form 10-K, as amended, for the year ended December 31, 2019.
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
As of March 31, 2020, the Company operated 93 full service banking locations in north, central and southeast Texas regions, and along the Colorado Front Range region, with 60 Texas locations and 33 Colorado locations.
The Company’s headquarters are located at 7777 Henneman Way, McKinney, Texas 75070 and its telephone number is (972) 562-9004. The Company’s website address is www.ibtx.com. Information contained on the Company’s website is not incorporated by reference into this Quarterly Report on Form 10-Q and is not part of this or any other report.
The Company’s principal business is lending to and accepting deposits from businesses, professionals and individuals. The Company conducts all of the Company’s banking operations through Independent Bank, which is a Texas state banking corporation and the Company's principal subsidiary (the Bank). The Company derives its income principally from interest earned on loans and, to a lesser extent, income from securities available for sale. The Company also derives income from non-interest sources, such as fees received in connection with various deposit services, mortgage banking operations and investment advisory services. From time to time, the Company also realizes gains on the sale of assets. The Company’s principal expenses include interest expense on interest-bearing customer deposits, advances from the Federal Home Loan Bank of Dallas (FHLB) and other borrowings, operating expenses such as salaries, employee benefits, occupancy costs, communication and technology costs, expenses associated with other real estate owned, other administrative expenses, amortization of intangibles, acquisition expenses, provisions for loan losses and the Company’s assessment for FDIC deposit insurance.
Recent Developments: COVID-19
In March 2020, the outbreak of the Coronavirus Disease 2019 (COVID-19) was recognized as a pandemic by the World Health Organization. The spread of COVID-19 has caused economic and social disruption resulting in unprecedented uncertainty, volatility and disruption in financial markets, and has placed significant health, economic and other major pressures throughout the communities we serve, the United States and globally. While some industries have been impacted more severely than others, all businesses have been impacted to some degree. This disruption has resulted in the shuttering of businesses across the country, significant job loss, material decreases in oil and gas prices and in business valuations, changes in consumer behavior related to pandemic fears, and aggressive measures by the federal government.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The CARES Act also includes a range of other provisions designed to support the U.S. economy and mitigate the impact of COVID-19 on financial institutions and their customers, including through the authorization of various programs and measures that the U.S. Department of the Treasury, the Small Business Administration, the Federal Reserve Board, and other federal banking agencies may or are required to implement. Further, in response to the COVID-19 outbreak, the Federal Reserve Board has implemented or announced a number of facilities to provide emergency liquidity to various segments of the U.S. economy and financial market.

Under the CARES Act, financial institutions are permitted to delay the implementation of ASU 2016-13, Financial Instruments - Credit Losses (CECL) until the earlier of the termination date of the national emergency declaration by the President or December 31, 2020. The Company has elected such provision and will defer the adoption of CECL until such time has occurred with an effective retrospective implementation date of January 1, 2020. Refer to Note 1, Summary of Significant Accounting Policies, to the Company's consolidated financial statements included elsewhere in this report. Additionally, in a related action to the CARES Act, the joint federal bank regulatory agencies issued an interim final rule effective March 31, 2020, that allows banking organizations that implement CECL this year to elect to mitigate the effects of the CECL accounting standard on their regulatory capital for two years. This two-year delay is in addition to the three-year transition period that the agencies had already made available. Upon such point of adoption of CECL during 2020, the Company will elect to defer the regulatory capital effects of CECL in accordance with the interim final rule.

The CARES Act also includes a provision that permits a financial institution to elect to suspend temporarily troubled debt restructuring accounting under ASC Subtopic 310-40 in certain circumstances (“section 4013”). To be eligible under section 4013, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. In response to this section of the CARES Act, the federal banking agencies issued a revised interagency statement on April 7, 2020 that, in consultation with the Financial Accounting Standards Board, confirmed that for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. As of March 31, 2020, the Company has not made the election under the CARES Act.
In response to the pandemic, the Company has implemented a number of procedures to support the safety and well-being of its employees, customers and shareholders. In addition, the Company has taken deliberate actions to ensure the continued health and strength of its balance sheet in order to serve its clients and communities.
Employees, Customers and Communities

•
The Company is supporting the health and safety of its employees and customers, and complying with government directives, through responsible operations administered under its board approved business continuity plan and protocols:

◦	All branches currently operate on a “drive-thru only” or “lobby appointment only” model.

◦	The company has implemented an employee work-from-home plan where possible.

◦	Extra precautions are being taken to safeguard health and safety in branch facilities.

•
The Company is participating in the CARES Act Paycheck Protection Program (PPP) by originating these Small Business Administration (SBA) loans for its customers. As of April 27, 2020, the Company has received SBA authorization for over 4,600 PPP loans totaling over $730 million in aggregate for existing customers. Refer to the section captioned "Liquidity Management" elsewhere in this discussion for additional information.

•
The Company has implemented a short-term deferral modification program that complies with federal banking regulator's interagency guidance and is working with borrowers effected by COVID-19 on a case by case basis. Refer to Note 4, Loans, Net and Allowance for Loan Losses, to the Company's consolidated financial statements included elsewhere in this report.

•	The Company has made donations totaling $100,000 to support food banks across its footprint, which will provide 355,000 meals to those most vulnerable during the crisis.

Capital, Liquidity & Credit

•	Capital remains strong, with ratios of the Company, and its subsidiary bank, well above the standards to be considered well-capitalized under regulatory requirements.

•
Liquidity remains strong, with cash and securities representing approximately 13.1% of assets as of March 31, 2020. The Company maintains the ability to access considerable sources of contingent liquidity at the Federal Home Loan Bank and the Federal Reserve. Management considers the Company's current liquidity position to be adequate to meet short-term and long-term liquidity needs.

•	Asset quality remains solid, reflecting a long history of resilient credit quality and disciplined underwriting that the Company has built over three decades.

•	The Company's COVID-19 industry exposures are in the following loan categories as of March 31, 2020:

◦	Commercial real estate (CRE) loans were $5.9 billion. The average loan size in the CRE portfolio is $1.0 million and the average loan-to-value for loans in the CRE portfolio is 49.8%.

◦
Construction and Development (C&D) loans were $1.6 billion. The average loan size in the C&D portfolio was $645.9 thousand and the average loan-to-value was 58.4%. As of April 27, 2020, construction activity remains active as an essential industry across Texas and Colorado, and 98.5% of the Company’s C&D loans are located in either Texas or Colorado. Of the Company’s C&D loans, 40.5% are for owner-occupied properties.

◦
The Company has approximately $432.3 million of loans secured by hotel and motel properties, with 91.3% of these loans located in either Texas or Colorado. The average loan size of loans secured by hotel and motel properties is $5.0 million, of which 78.9% are secured by limited/select service franchise properties, 17.0% are secured by full-service franchise properties, and 4.1% are secured by boutique/independent properties.

◦
Energy loans were $181.5 million, or 1.6% of total loans held for investment, excluding mortgage warehouse purchase loans. Energy loans are secured 86.7% by exploration and production of oil and gas, and 13.3% by energy services companies.

The duration of this pandemic crisis has been short but impactful and the timing and magnitude of recovery cannot be predicted. The Company continues to closely monitor the impact of COVID -19 on its customers and the communities it serves; however, the extent to which the pandemic will impact operations and financial results during the remainder of 2020 is uncertain.
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
During 2019, the Company completed a rebalancing of its retail footprint by consolidating branches in Texas and Colorado. This consolidation process resulted in the reduction of seven branches in Colorado and four branches in Texas during second quarter 2019 and one Colorado reduction as well as a branch sale during third quarter of 2019. In addition, during fourth quarter of 2019, the Company sold the trust business acquired in the Guaranty acquisition.
The comparability of the Company's results of operations for the three months ended March 31, 2020 and 2019 are affected by these transactions.
Pending Acquisition
Proposed merger with Texas Capital Bancshares, Inc. The Company and Texas Capital Bancshares, Inc. (TCBI) have entered into an Agreement and Plan of Merger, dated as of December 9, 2019, which is referred to as the "merger agreement." Under the merger agreement, the Company and TCBI have agreed to combine their respective companies in an all stock-merger of equals, pursuant to which TCBI will merge with and into the Company, with the Company continuing as the surviving entity, in a transaction which is referred to as "the merger." Immediately following the merger, Texas Capital Bank will merge with and into Independent Bank, with Independent Bank as the surviving bank. As of December 31, 2019, TCBI, on a consolidated basis, reported total assets of $32.5 billion, total deposits of $26.5 billion, and total equity capital of $2.8 billion.
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

The merger agreement was unanimously approved by each company's board of directors. The transaction is anticipated to close in mid-2020, subject to customary closing conditions, including receipt of shareholder and regulatory approvals. The transaction is discussed in more detail in Note 1, Summary of Significant Accounting Policies, to the Company's consolidated financial statements included elsewhere in this report.

Discussion and Analysis of Results of Operations for the Three Months Ended March 31, 2020 and 2019
The following discussion and analysis of the Company's results of operations compares the operations for the three months ended March 31, 2020 with the three months ended March 31, 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations that may be expected for all of the year ending December 31, 2020.
Results of Operations
For the three months ended March 31, 2020, net income was $44.2 million ($1.03 per common share on a diluted basis) compared with net income of $37.1 million ($0.85 per common share on a diluted basis) for the three months ended March 31, 2019. The Company posted annualized returns on average equity of 7.50% and 6.78%, returns on average assets of 1.19% and 1.08% and efficiency ratios of 51.68% and 60.37% for the three months ended March 31, 2020 and 2019, respectively. The efficiency ratio is calculated by dividing total noninterest expense (which excludes the provision for loan losses and the amortization of other intangible assets) by net interest income plus noninterest income.
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
Net interest income was $123.2 million for the three months ended March 31, 2020, an increase of $1.6 million, or 1.3%, from $121.7 million for the three months ended March 31, 2019. This increase is due primarily to a $972.8 million increase, or 8.0%, in average interest earning assets to $13.2 billion for the three months ended March 31, 2020 compared to $12.2 billion for the three months ended March 31, 2019. The increase is primarily due to organic growth. The yield on average interest earning assets decreased 39 basis points from 5.17% for the three months ended March 31, 2019 to 4.78% for the three months ended March 31, 2020. The decrease from the prior year was due primarily to lower rates on interest-earning assets due to decreases in the Fed Funds rate during the last half of 2019. The average cost of interest-bearing liabilities decreased 17 basis points to 1.42% for the three months ended March 31, 2020 compared to 1.59% for the three months ended March 31, 2019. The decrease is primarily due to lower rates offered on our deposits, primarily promotional certificate of deposit products and money market accounts, tied to Fed Funds rates, as well as rate decreases on short-term FHLB advances and our other debt. The aforementioned changes resulted in a 29 basis point decrease in the net interest margin for the three months ended March 31, 2020 at 3.76% compared to 4.05% for the three months ended March 31, 2019. The decrease is primarily due to the three decreases in the Fed funds rate during the last half of 2019.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis.  The following table present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2020 and 2019. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances.

	Three Months Ended March 31,
	2020			2019
(dollars in thousands)	Average Outstanding Balance	Interest	Yield/ Rate (4)	Average Outstanding Balance	Interest	Yield/ Rate (4)
Interest-earning assets:
Loans (1)	$11,537,343	$147,105	5.13%	$10,708,761	$145,531	5.51%
Taxable securities	764,836	5,164	2.72	772,782	5,450	2.86
Nontaxable securities	329,642	2,065	2.52	334,976	2,225	2.69
Interest-bearing deposits and other	537,575	2,071	1.55	380,062	2,370	2.53
Total interest-earning assets	13,169,396	156,405	4.78	12,196,581	155,576	5.17
Noninterest-earning assets	1,796,232			1,778,611
Total assets	$14,965,628			$13,975,192
Interest-bearing liabilities:
Checking accounts	$4,331,589	$10,973	1.02%	$3,909,144	$10,097	1.05%
Savings accounts	550,418	265	0.19	504,880	325	0.26
Money market accounts	2,050,024	7,813	1.53	1,899,263	9,611	2.05
Certificates of deposit	1,817,209	9,020	2.00	1,657,869	7,809	1.91
Total deposits	8,749,240	28,071	1.29	7,971,156	27,842	1.42
FHLB advances	410,165	1,626	1.59	446,029	2,610	2.37
Other borrowings and repurchase agreements	194,844	2,795	5.77	185,684	2,715	5.93
Junior subordinated debentures	53,856	672	5.02	53,659	757	5.72
Total interest-bearing liabilities	9,408,105	33,164	1.42	8,656,528	33,924	1.59
Noninterest-bearing checking accounts	3,097,184			3,024,361
Noninterest-bearing liabilities	91,114			74,770
Stockholders’ equity	2,369,225			2,219,533
Total liabilities and equity	$14,965,628			$13,975,192
Net interest income		$123,241			$121,652
Interest rate spread			3.36%			3.58%
Net interest margin (2)			3.76			4.05
Net interest income and margin (tax equivalent basis) (3)		$124,154	3.79		$122,565	4.08
Average interest-earning assets to interest-bearing liabilities			139.98			140.89

_____________________
(1) Average loan balances include nonaccrual loans.
(2) Net interest margins for the periods presented represent: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.
(3) A tax-equivalent adjustment has been computed using a federal income tax rate of 21% for the three months ended March 31, 2020 and 2019.
(4) Yield and rates for the three month periods are annualized.

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
The Company recorded a $8.4 million provision for loan losses for the three months ended March 31, 2020 compared to $3.2 million for the comparable period in 2019. Provision expense is generally reflective of organic loan growth as well as charge-offs or specific reserves taken during the respective period. The increase from prior year is primarily due to general provision expense incurred in first quarter 2020 due to economic factors related to the COVID-19 crisis. The increase is also reflective of a specific reserve allocation of $2.8 million placed on an energy credit during the three months ended March 31, 2020 as well as $1.3 million in charge-offs related to a commercial real estate credit and an energy credit. Net charge-offs were $1.4 million and $1.5 million for the three months ended March 31, 2020 and 2019, respectively. Net charge-offs for the three months ended March 31, 2020 were primarily due to the $1.3 million in charge-offs noted above while net charge-offs for the three months ended March 31, 2019 were elevated due to $402 thousand in nonaccrual charge-offs and a partial charge-off totaling $827 thousand related to an energy loan.
Noninterest Income
The following table sets forth the components of noninterest income for the three months ended March 31, 2020 and 2019 and the period-over-period variations in such categories of noninterest income:

	Three Months Ended March 31,		Variance
(dollars in thousands)	2020	2019	2020 v. 2019
Noninterest Income
Service charges on deposit accounts	$5,542	$5,910	$(368)	(6.2)%
Investment management and trust	1,986	2,219	(233)	(10.5)%
Mortgage banking revenue	2,525	3,093	(568)	(18.4)
Loss on sale of loans	(42)	—	(42)	N/M
Gain on sale of other real estate	25	—	25	N/M
Gain on sale of securities available for sale	356	245	111	N/M
(Loss) gain on sale and disposal of premises and equipment	(63)	9	(72)	N/M
Increase in cash surrender value of BOLI	1,341	1,359	(18)	(1.3)
Other	2,841	3,589	(748)	(20.8)
Total noninterest income	$14,511	$16,424	$(1,913)	(11.6)%
____________
N/M - not meaningful
Total noninterest income decreased $1.9 million, or 11.6% for the three months ended March 31, 2020 over same period in 2019. Significant changes in the components of noninterest income are discussed below.
Mortgage banking revenue. Mortgage banking revenue decreased $568 thousand, or 18.4% for the three months ended March 31, 2020 as compared to the same period in 2019. The decrease was primarily reflective of current market volatility, which resulted in fair value losses on our derivative hedging instruments of $1.6 million for the three months ended March 31, 2020, compared to $369 thousand for the same period in 2019.

Other. Other noninterest income decreased $748 thousand, or 20.8% for the three months ended March 31, 2020 as compared to the same period in 2019. The decrease from the prior year period is due to decreases in acquired loan recoveries and swap dealer income offset by higher mortgage warehouse fees and miscellaneous income.
Noninterest Expense
Noninterest expense decreased $12.2 million, or 14.1% for the three months ended March 31, 2020 as compared to the same period in 2019. The following table sets forth the components of the Company’s noninterest expense for the three months ended March 31, 2020 and 2019 and the period-over-period variations in such categories of noninterest expense:

	Three Months Ended March 31,		Variance
(dollars in thousands)	2020	2019	2020 v. 2019
Noninterest Expense
Salaries and employee benefits	$38,660	$42,380	$(3,720)	(8.8)%
Occupancy	10,037	8,991	1,046	11.6%
Communications and technology	5,552	5,064	488	9.6%
FDIC assessment	1,752	1,248	504	40.4%
Advertising and public relations	611	663	(52)	(7.8)%
Other real estate owned expenses, net	374	71	303	N/M
Impairment of other real estate	—	436	(436)	N/M
Amortization of other intangible assets	3,176	3,235	(59)	(1.8)
Professional fees	4,214	1,170	3,044	N/M
Acquisition expense, including legal	549	14,987	(14,438)	(96.3)
Other	9,443	8,350	1,093	13.1
Total noninterest expense	$74,368	$86,595	$(12,227)	(14.1)%
____________
N/M - not meaningful
Salaries and employee benefits. Salaries and employee benefits decreased $3.7 million, or 8.8% for the three months ended March 31, 2020 compared to the same period in 2019. The higher salaries and benefits expense in first quarter 2019 resulted from additional headcount as well as severance and retention expense incurred totaling $3.2 million related to employees not retained from the Guaranty acquisition that closed January 1, 2019 and our second quarter 2019 branch restructuring.
Occupancy.  Occupancy expenses increased $1.0 million, or 11.6% for the three months ended March 31, 2020 compared to the same period in 2019. Occupancy expenses were higher in first quarter 2020 due to higher depreciation and property tax expense related to our new corporate headquarters, which was placed in service in second quarter 2019.
Professional fees. Professional fees increased $3.0 million for the three months ended March 31, 2020compared to the same period in 2019. Professional fees increased due to higher legal expenses related to ongoing acquired litigation, and increased consulting expenses related to a compliance project and new system implementations.
Acquisition expenses. Acquisition expenses decreased $14.4 million for the three months ended March 31, 2020 compared to the same period in 2019. Acquisition expenses were higher in first quarter 2019 due primarily to $8.7 million in change in control payments as well as increased professional fees, contract termination fees and conversion-related expenses related to Guaranty.
Other noninterest expense. Other noninterest expense increased $1.1 million, or 13.1% for the three months ended March 31, 2020 compared to the same period in 2019. The increase in other noninterest expense was due to higher loan-related expenses as well as an impairment charge of $126 thousand on a CRA SBIC fund recognized in first quarter 2020.

Income Tax Expense
Income tax expense was $10.8 million for the three months ended March 31, 2020 and $11.1 million for the same period in 2019. The effective tax rate was 19.7% for the three months ended March 31, 2020 compared to 23.1% for the same period in 2019. The lower effective tax rate for the three months ended March 31, 2020 is primarily a result of an $856 thousand tax benefit recorded due to the net operating loss carryback provision allowed through the enactment of the CARES Act, while the higher effective tax rate in 2019 is due to $1.4 million in deductibility limitations related to the change in control payments made to Guaranty employees and nondeductible acquisition expenses in addition to increased state income tax expense.

Discussion and Analysis of Financial Condition
The following is a discussion and analysis of the Company’s financial condition as of March 31, 2020 and December 31, 2019.
Assets
The Company’s total assets increased by $615.7 million, or 4.1%, to $15.6 billion as of March 31, 2020 from $15.0 billion at December 31, 2019. The increase is due to organic growth for the period.
Loan Portfolio
The Company’s loan portfolio is the largest category of the Company’s earning assets. The following table presents the balance and associated percentage of each major category in the Company's loan portfolio as of March 31, 2020 and December 31, 2019:

(dollars in thousands)	March 31, 2020		December 31, 2019
Commercial (1)	$2,611,183	22.0%	$2,482,356	21.3%
Real estate:
Commercial	5,873,267	49.5	5,872,653	50.4
Commercial construction, land and land development	1,265,182	10.7	1,236,623	10.6
Residential (2)	1,575,262	13.3	1,550,872	13.3
Single-family interim construction	381,125	3.2	378,120	3.2
Agricultural	97,491	0.9	97,767	0.9
Consumer	52,341	0.4	32,603	0.3
Other	1,105	—	621	—
	11,856,956	100.0%	11,651,615	100.0%
Deferred loan fees	(854)		(1,695)
Allowance for loan losses	(58,403)		(51,461)
Total loans, net	$11,797,699		$11,598,459
____________
(1) Includes mortgage warehouse purchase loans of $796.6 million and $687.3 million at March 31, 2020 and December 31, 2019, respectively.
(2) Includes loans held for sale of $39.4 million and $35.6 million at March 31, 2020 and December 31, 2019, respectively.
As of March 31, 2020 and December 31, 2019, total loans, net of allowance for loan losses and deferred fees, totaled $11.8 billion and $11.6 billion, respectively, which is an increase of 1.7% between the two dates. The increase is primarily due to the growth of the mortgage warehouse purchase loan's line of business due to the Company's focused attention to grow the line during 2019 and the higher volumes during first quarter 2020 due to the low mortgage rate environment, in addition to general organic loan growth.

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
The Company discontinues accruing interest on a loan when management of the Company believes, after considering the Company’s collection efforts and other factors, that the borrower’s financial condition is such that collection of interest of that loan is doubtful. Loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans, including troubled debt restructurings, that are placed on nonaccrual status or charged-off is reversed against interest income. Cash collections on nonaccrual loans are generally credited to the loan receivable balance, and no interest income is recognized on those loans until the principal balance has been collected. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
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

(dollars in thousands)	March 31, 2020	December 31, 2019
Nonaccrual loans
Commercial	$18,571	$3,130
Real estate:
Commercial real estate, construction, land and land development	4,483	6,461
Residential real estate	2,249	1,820
Agricultural	—	114
Consumer	20	22
Total nonaccrual loans (1)	25,323	11,547
Loans delinquent 90 days or more and still accruing
Commercial	618	14,529
Real estate:
Residential real estate	500	—
Consumer	12	—
Total loans delinquent 90 days or more and still accruing	1,130	14,529
Troubled debt restructurings, not included in nonaccrual loans
Real estate:
Commercial real estate, construction, land and land development	1,855	352
Residential real estate	185	188
Total troubled debt restructurings, not included in nonaccrual loans	2,040	540
Total nonperforming loans	28,493	26,616
Other real estate owned and other repossessed assets:
Real estate:
Commercial real estate, construction, land and land development	2,519	4,819
Single family interim construction	475	—
Consumer	114	114
Total other real estate owned and other repossessed assets	3,108	4,933
Total nonperforming assets	$31,601	$31,549
Ratio of nonperforming loans to total loans held for investment (2)	0.26%	0.24%
Ratio of nonperforming assets to total assets	0.20	0.21
____________

(1)
Nonaccrual loans include troubled debt restructurings of $646 thousand and $668 thousand at March 31, 2020 and December 31, 2019, respectively and excludes loans acquired with deteriorated credit quality of $17.0 million and $10.9 million as of March 31, 2020 and December 31, 2019, respectively.

(2)	Excluding mortgage warehouse purchase loans of $796.6 million and $687.3 million as of March 31, 2020 and December 31, 2019, respectively.
Nonaccrual loans increased to $25.3 million at March 31, 2020 from $11.5 million as of December 31, 2019. Troubled debt restructurings that were not on nonaccrual status totaled $2.0 million at March 31, 2020, increasing from $540 thousand at December 31, 2019. The increase in nonaccrual loans was primarily due to a $14.5 million commercial energy loan, reflected in loans 90 days past due and still accruing as of December 31, 2019, as well as a $1.7 million commercial loan, offset by a $1.1 million energy credit paydown and partial charge-off and a $1.9 million single family construction loan placed in foreclosure during the three months ended March 31, 2020.
The increase in troubled debt restructurings was primarily due to a $1.5 million commercial real estate loan modified during Q1 2020.
The net decrease in other real estate owned and repossessed assets is primarily due to the sale of two properties totaling $2.3 million offset by the addition of two properties totaling $476 thousand.

As of March 31, 2020, the Company had a total of 79 substandard and doubtful loans with an aggregate principal balance of $55.5 million that were not currently impaired loans or purchase credit impaired loans, nonaccrual loans, 90 days past due loans or troubled debt restructurings, but where the Company had information about possible credit problems of the borrowers that caused the Company’s management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that could result in those loans becoming nonaccrual loans, 90 days past due loans or troubled debt restructurings in the future.
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
Allowance for Loan Losses. The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The Company’s allowance for loan losses represents the Company’s estimate of probable and reasonably estimable loan losses inherent in loans held for investment as of the respective balance sheet date. The Company’s methodology for assessing the adequacy of the allowance for loan losses includes a general allowance for performing loans, which are grouped based on similar characteristics, and an allocated allowance for individual impaired loans. Actual credit losses or recoveries are charged or credited directly to the allowance. As of March 31, 2020, the allowance for loan losses amounted to $58.4 million, or 0.53% of total loans held for investment, excluding mortgage warehouse purchase loans, compared with $51.5 million, or 0.47% as of December 31, 2019. The dollar and percentage increases from year end is primarily due to the addition of general reserves for economic concerns related to the COVID-19 pandemic and organic loan growth as well as a $2.8 million specific reserve placed on an energy credit.
The allowance for loan losses to nonperforming loans has increased from 193.35% at December 31, 2019 to 204.97% at March 31, 2020. Nonperforming loans have increased to $28.5 million at March 31, 2020 compared to $26.6 million at December 31, 2019.
Securities Available for Sale
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit, interest rate and duration risk. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions.
The Company recognized a net gain of $356 thousand on the sale of securities for the three months ended March 31, 2020 and a net gain of $245 thousand on the sale of securities for the three month ended March 31, 2019. Securities represented 7.0% and 7.3% of the Company’s total assets at March 31, 2020 and December 31, 2019, respectively.
Certain investment securities are valued at less than their historical cost. Management evaluates securities for other-than-temporary impairment (OTTI) on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation. Management does not intend to sell any debt securities it holds and believes the Company more likely than not will not be required to sell any debt securities it holds before their anticipated recovery, at which time the Company will receive full value for the securities. Management has the ability and intent to hold the securities classified as available for sale that were in a loss position as of March 31, 2020 for a period of time sufficient for an entire recovery of the cost basis of the securities. For those securities that are impaired, the unrealized losses are largely due to interest rate changes. The fair value is expected to recover as the securities approach their maturity date. Management believes any impairment in the Company’s securities at March 31, 2020, is temporary and no other-than-temporary impairment has been realized in the Company’s consolidated financial statements.
Capital Resources and Regulatory Capital Requirements
Total stockholder’s equity was $2.4 billion at March 31, 2020 compared to $2.3 billion at December 31, 2019, an increase of approximately $46.5 million. The increase was primarily due to net income of $44.2 million earned by the Company during the three months ended March 31, 2020, stock based compensation of $1.9 million and an increase of $11.4 million in unrealized gain on available for sale securities offset by stock repurchased by the Company totaling $145 thousand and dividends paid of $10.8 million.

As of March 31, 2020, the Company exceeded all Basel III capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	As of March 31, 2020
	Actual Consolidated	Actual Bank	Required minimum capital - Basel III fully phased-in	Required to be considered well capitalized (Bank only)
	Ratio	Ratio	Ratio	Ratio
Tier 1 capital to average assets ratio	9.67%	10.88%	4.00%	≥5.00%
Common equity tier 1 capital to risk weighted assets ratio	9.95	11.67	7.00	≥6.50
Tier 1 capital to risk weighted assets ratio	10.38	11.67	8.50	≥8.00
Total capital to risk weighted assets ratio	12.05	12.12	10.50	≥10.00
Share Repurchase Program. The Company established share repurchase programs in prior years which would allow the Company to purchase its common stock in the open market or in privately negotiated transactions. In general, share repurchase programs allow the Company to proactively manage its capital position and return excess capital to shareholders. On October 24, 2018, the Company announced the reestablishment of its share repurchase program. The program authorizes the purchase by the Company of up to $75.0 million of its common stock and was authorized to continue through October 1, 2019. On October 17, 2019, the repurchase program was renewed and authorized to continue through December 31, 2020. As of December 31, 2019, the Company repurchased a total of 897,738 shares of Company stock at a total cost of $49.0 million under this program. No repurchases were made during the period ended March 31, 2020.
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
In addition to the liquidity provided by the sources described above, the Company maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of March 31, 2020, the Company had established federal funds lines of credit with nine unaffiliated banks totaling $365.0 million with no borrowings against the lines at that time. The Company also participates in an exchange that provides direct overnight borrowings with other financial institutions with a borrowing capacity of $594.0 million with none outstanding as of March 31, 2020. The Company has an unsecured line of credit totaling $100.0 million with an unrelated commercial bank. There were no borrowings against the line as of March 31, 2020. Based on the values of stock, securities, and loans pledged as collateral, as of March 31, 2020, the Company had additional borrowing capacity with the FHLB of $3.0 billion. In addition, the Company maintains a secured line of credit with the Federal Reserve Bank with an availability to borrow $855.1 million at March 31, 2020.

In April 2020, the Company began originating loans to qualified small businesses under the CARES Act PPP administered by the SBA. Through April 27, 2020, the Company had received SBA authorization for over 4,600 PPP loans totaling over $730 million in aggregate for existing customers. During April 2020, the Company has borrowed $300.0 million from the FHLB to provide supplemental funding for the PPP loan originations. The short-term, full-recourse advance has a term of three months and bears interest at an annualized rate of 0.35%. The Company is also participating in the Federal Reserve's PPP Facility, which, through September 30, 2020, will extend loans to banks who are loaning money to small businesses under the PPP. The amounts borrowed under the facility will be non-recourse and secured by and limited to the amount of the PPP loans originated. The maturity date of a borrowing under the PPP Facility is equal to the maturity date of the PPP loan pledged to secure the borrowing. Borrowings under the PPP Facility will bear interest at a rate of 0.35%. Federal bank regulatory agencies have issued an interim final rule that permits banks to neutralize the regulatory capital effects of participating in the PPP through the PPP Facility. Specifically, all PPP loans will have a zero percent risk weight under applicable risk-based capital rules. Additionally, a bank may exclude all PPP loans pledged as collateral to the PPP Facility from its average total consolidated assets for the purposes of calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPP Facility will be included.
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
Other than normal changes in the ordinary course of business, there have been no significant changes in the types of contractual obligations or amounts due since December 31, 2019.
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
Independent Bank’s commitments to extend credit and outstanding standby letters of credit were $2.2 billion and $25.9 million, respectively, as of March 31, 2020. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. The Company manages the Company’s liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that the Company will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.

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
Upon an acquisition, the Company generally continues to use the classification of acquired loans classified nonaccrual or 90 days and still accruing. The Company does not classify acquired loans as TDRs unless the Company modifies an acquired loan subsequent to acquisition that meets the TDR criteria. Reported delinquency of the Company’s purchased loan portfolio is based upon the contractual terms of the loans.
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
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires a new credit loss methodology, the current expected credit loss (CECL) model, became effective for the Company on January 1, 2020. As provided to financial institutions under the CARES Act, the Company elected to defer the adoption of the CECL accounting standard and has continued its consistent application of the incurred loss method. Refer to Note 1, Summary of Significant Accounting Policies, in the notes to the Company's consolidated financial statements included elsewhere in this report for additional information.
Goodwill and Other Intangible Assets. The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. The Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a quantitative impairment test is unnecessary. If the Company concludes otherwise, then it is required to perform an impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. The Company performs its impairment test annually as of December 31. During the period ended March 31, 2020, the economic turmoil and market volatility resulting from the coronavirus (COVID-19) pandemic crisis resulted in a substantial decrease in the Company's stock price and market capitalization. Management believed such decrease was a triggering indicator requiring an interim goodwill impairment quantitative analysis which resulted in no impairment charge for the period ended March 31, 2020. Refer to Note 1, Summary of Significant Accounting Policies, in the notes to the Company's consolidated financial statements included elsewhere in this report for additional information.
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
Recently Issued Accounting Pronouncements
The Company has evaluated new accounting pronouncements that have recently been issued and have determined that there are no new accounting pronouncements that should be described in this section that will materially impact the Company’s operations, financial condition or liquidity in future periods. Refer to Note 1, Summary of Significant Accounting Policies, of the Company’s consolidated financial statements for a discussion of recent accounting pronouncements that have been adopted by the Company or that will require enhanced disclosures in the Company’s financial statements in future periods.

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
The Company's interest rate risk model indicated that it was in an asset neutral position in terms of interest rate sensitivity as of March 31, 2020. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income based on the interest rate risk model as of March 31, 2020:

Hypothetical Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
200	2.93%
100	1.46
(100)	(2.14)
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
On May 1, 2015, the plaintiffs filed a motion requesting permission to file a Second Amended Class Action Complaint in this case, which motion was subsequently granted. The Second Amended Class Action Complaint asserted previously unasserted claims, including aiding and abetting or participation in a fraudulent scheme based upon the large amount of deposits that the Stanford Entities held at BOH and the alleged knowledge of certain BOH officers. The plaintiffs seek recovery from Independent Bank and other defendants for their losses. The case was inactive due to a court-ordered discovery stay issued March 2, 2015 pending the Court’s ruling on plaintiff’s motion for class certification and designation of class representatives and counsel. On November 7, 2017, the Court issued an order denying the plaintiff’s motion. In addition, the Court lifted the previously ordered discovery stay. On January 11, 2018, the Court entered a scheduling order providing that the case be ready for trial on January 27, 2020. Due to agreed upon extensions of discovery on July 25, 2019, the Court amended the scheduling order to provide that the case be ready for trial on January 11, 2021. In light of additional agreed upon extensions of discovery deadlines, the Court entered a new scheduling order on March 9, 2020, which now provides that the case be ready for trial March 15, 2021. The Company has experienced an increase in legal fees associated with the defense of this claim and anticipates further increases in legal fees as the case proceeds to trial.

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

Item 1A. RISK FACTORS
In evaluating an investment in the Company's common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2019, and in the information contained in this Quarterly Report on Form 10-Q and our other reports and registrations statements.
In addition to the risk factors disclosed in these reports and registration statements, you should note the following additional risk factor:
The recent global coronavirus pandemic is likely to impact the financial condition and earnings prospects of the Company.
In December 2019, a novel strain of coronavirus, COVID-19, was reported in Wuhan, China. The coronavirus has since spread rapidly to many other countries, including the United States, and the World Health Organization formally declared the coronavirus outbreak a pandemic in March 2020. In response, federal and many state governments, including Colorado and Texas, have implemented “stay at home” orders restricting the operations of businesses and the activities of individuals. These orders and other effects of the coronavirus pandemic have had significant and widespread effects on the macroeconomic environment, leading to lower interest rates, depressed market valuations, heightened unemployment, heightened volatility in the financial, commodities (including oil and gas) and other markets, and significant disruption in banking and other financial activity in the areas in which the Company operates. The pandemic has also had a significant economic impact on a broad range of industries in which the customers of the Company operate. If the effects of the outbreak are prolonged or result in a lengthy recession, the risk factors set forth in the Company's Form 10-K could be exacerbated.
The coronavirus pandemic has created heightened credit risk. The financial performance of the Company is dependent upon the ability of borrowers to repay their loans and the value of the collateral supporting loans. The outbreak has caused and is likely to cause significant disruption in the business of our customers. Continued unfavorable market conditions and uncertainty due to the coronavirus pandemic may result in a deterioration in the credit quality of borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for loan losses, adverse asset values of the collateral securing loans and an overall material adverse effect on the quality of the loan portfolio of the Company. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers. These regulatory programs and governmental policy, including the CARES Act Paycheck Protection Program (PPP) in which the Company is participating, may impact the Company’s ability to resolve credit delinquencies as well as create heightened litigation risk and risk of holding PPP loans at unfavorable interest rates.
In addition, following the coronavirus outbreak, market interest rates have declined significantly to historic lows. The reductions in interest rates, and continued fluctuations in the interest rate environment as a result of changes in monetary policies of the Federal Reserve Board, including in connection with efforts to address the economic fallout from the coronavirus outbreak, could have significant adverse effects on the yields received by the Company on its earning assets and otherwise compress the Company’s net interest margin which is an important component of the Company’s earnings. Continued volatility in interest rates could have a significant adverse effect on the Company’s earnings, financial condition and results of operations.

The spread of the coronavirus has caused the Company to change its business operations, including adopting a “drive thru banking” model at branch facilities and implementation of a work from home model for non-branch personnel. These changes may have detrimental impacts on the Company’s business due to reduced effectiveness of operations, unavailability of personnel, and increased cybersecurity risks related to the use of remote technology. The change in business operations and continued market uncertainty could also have a detrimental effect on the Company’s relationship with its customers as well as reduce demand for loans and other products and services offered by the Company upon which it relies to drive growth.
The extent to which the coronavirus pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus pandemic and the actions required to contain and treat it, reactions by companies, clients, investors, governmental entities and financial, commodities (including oil and gas) and other markets to such actions, and the effect of the pandemic on short- and long-term general economic conditions, among other factors. There can be no assurance that efforts by the Company to address the adverse impacts of the coronavirus will be effective. If the significant effects of the outbreak are prolonged and if the Company is unable to recover from this business disruption on a timely basis, the Company’s business, financial condition and results of operations may be significantly adversely affected.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share Repurchase Program The Company established a share repurchase program which allows the Company to purchase its common stock in the open market or in privately negotiated transactions. In general, the share repurchase program allows the Company to proactively manage its capital position and return excess capital to shareholders. This program is described in Note 1, Summary of Significant Accounting Policies, to the Company's consolidated financial statements included elsewhere in this report.
The following table summarizes the Corporation's repurchase activity during the three months ended March 31, 2020.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (thousands)
January 2020	112	$54.21	—	$25,952
February 2020	2,517	55.40	—	25,952
March 2020	—	—	—	25,952
Total first quarter 2020	2,629	$55.35	—	$25,952
____________

(1)
Includes 2,629 shares purchased in connection with the vesting of restricted stock replacement awards acquired with the Guaranty merger. These transactions are not considered part of the Corporation's repurchase program.

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

Exhibit 4.7(a)
Independent Bank 401(k) Profit Sharing Plan, which is incorporated by reference to Exhibit 4.8(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the SEC on July 25, 2019

Exhibit 4.7(b)
Amendment to Independent Bank 401(k) Profit Sharing Plan for Unilateral Interim Amendment to Comply with the 2017 Final Regulations under ERISA Section 503, dated June 6, 2018, which is incorporated by reference to Exhibit 4.8(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the SEC on April 25, 2019

Exhibit 4.7(c)
Amendment to Independent Bank 401(k) Profit Sharing Plan for Interim Amendment to Comply with the Final Regulations under Code Sections 401(k) and 401(m), dated October 16, 2018, which is incorporated by reference to Exhibit 4.8(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the SEC on April 25, 2019

Exhibit 4.7(d)
Amendment to Independent Bank 401(k) Profit Sharing Plan for Amendment to Comply with the Bipartisan Budget Act of 2018, dated December 21, 2018, which is incorporated by reference to Exhibit 4.8(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed with the SEC on April 25, 2019

Exhibit 10.1
First Amendment to Credit Agreement between Independent Bank Group, Inc. and U.S. Bank National Association, dated January 17, 2020, which is incorporated by reference to Exhibit 10.4(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 2, 2020

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

Independent Bank Group, Inc.

Date:	May 1, 2020	By: /s/ David R. Brooks

David R. Brooks
Chairman, Chief Executive Officer and President

Date:	May 1, 2020	By: /s/ Michelle S. Hickox

Michelle S. Hickox
Executive Vice President
Chief Financial Officer