Form 10-Q
period 2020-06-30
Independent Bank Group, Inc.
filed 2020-07-30
CIK 1564618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2020.
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
Common Stock, Par Value $0.01 Per Share – 43,235,224 shares as of July 28, 2020.

INDEPENDENT BANK GROUP, INC. AND SUBSIDIARIES
Form 10-Q
June 30, 2020

***

PART I
ITEM 1. CONSOLIDATED FINACIAL STATEMENTS
Independent Bank Group, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2020 (unaudited) and December 31, 2019
(Dollars in thousands, except share information)

	June 30,	December 31,
Assets	2020	2019
Cash and due from banks	$191,812	$186,299
Interest-bearing deposits in other banks	1,414,099	378,871
Cash and cash equivalents	1,605,911	565,170
Certificates of deposit held in other banks	4,481	5,719
Securities available for sale, at fair value	1,049,592	1,085,936
Loans held for sale (includes $60,852 and $29,204 carried at fair value, respectively)	72,865	35,645
Loans, net	12,497,449	11,562,814
Premises and equipment, net	243,310	242,874
Other real estate owned	1,688	4,819
Federal Home Loan Bank (FHLB) of Dallas stock and other restricted stock	57,294	30,052
Bank-owned life insurance (BOLI)	217,753	215,081
Deferred tax asset	3,208	6,943
Goodwill	994,021	994,021
Other intangible assets, net	94,390	100,741
Other assets	144,063	108,392
Total assets	$16,986,025	$14,958,207

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$3,984,404	$3,240,185
Interest-bearing	9,314,631	8,701,151
Total deposits	13,299,035	11,941,336
FHLB advances	925,000	325,000
Other borrowings	191,462	202,251
Junior subordinated debentures	53,924	53,824
Other liabilities	91,644	96,023
Total liabilities	14,561,065	12,618,434
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock (0 and 0 shares outstanding, respectively)	—	—
Common stock (43,041,119 and 42,950,228 shares outstanding, respectively)	430	430
Additional paid-in capital	1,930,722	1,926,359
Retained earnings	454,878	393,674
Accumulated other comprehensive income	38,930	19,310
Total stockholders’ equity	2,424,960	2,339,773
Total liabilities and stockholders’ equity	$16,986,025	$14,958,207
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Income
Three and Six Months Ended June 30, 2020 and 2019 (unaudited)
(Dollars in thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income:
Interest and fees on loans	$143,405	$157,431	$290,510	$302,962
Interest on taxable securities	4,828	5,277	9,992	10,727
Interest on nontaxable securities	2,168	2,127	4,233	4,352
Interest on interest-bearing deposits and other	840	2,828	2,911	5,198
Total interest income	151,241	167,663	307,646	323,239
Interest expense:
Interest on deposits	18,327	31,322	46,398	59,164
Interest on FHLB advances	1,289	2,984	2,915	5,594
Interest on other borrowings	2,685	2,923	5,480	5,638
Interest on junior subordinated debentures	568	791	1,240	1,548
Total interest expense	22,869	38,020	56,033	71,944
Net interest income	128,372	129,643	251,613	251,295
Provision for loan losses	23,121	4,739	31,502	7,963
Net interest income after provision for loan losses	105,251	124,904	220,111	243,332
Noninterest income:
Service charges on deposit accounts	4,849	6,164	10,391	12,074
Investment management and trust	1,646	2,522	3,632	4,741
Mortgage banking revenue	10,479	3,702	13,004	6,795
Gain on sale of loans	689	—	647	—
Gain on sale of other real estate	12	312	37	312
Gain on sale of securities available for sale	26	20	382	265
Gain (loss) on sale and disposal of premises and equipment	340	(279)	277	(270)
Increase in cash surrender value of BOLI	1,331	1,374	2,672	2,733
Other	6,003	2,384	8,844	5,973
Total noninterest income	25,375	16,199	39,886	32,623
Noninterest expense:
Salaries and employee benefits	34,428	40,532	73,088	82,912
Occupancy	9,378	9,585	19,415	18,576
Communications and technology	5,925	5,776	11,477	10,840
FDIC assessment	1,989	962	3,741	2,210
Advertising and public relations	862	812	1,473	1,475
Other real estate owned expenses, net	42	79	416	150
Impairment of other real estate	738	988	738	1,424
Amortization of other intangible assets	3,175	3,235	6,351	6,470
Professional fees	2,181	1,544	6,395	2,714
Acquisition expense, including legal	15,629	3,723	16,178	18,710
Other	8,683	10,742	18,126	19,092
Total noninterest expense	83,030	77,978	157,398	164,573
Income before taxes	47,596	63,125	102,599	111,382
Income tax expense	8,903	13,389	19,739	24,515
Net income	$38,693	$49,736	$82,860	$86,867
Basic earnings per share	$0.90	$1.15	$1.93	$1.99
Diluted earnings per share	$0.90	$1.15	$1.92	$1.99
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Three and Six Months Ended June 30, 2020 and 2019 (unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$38,693	$49,736	$82,860	$86,867
Other comprehensive income before tax:
Change in net unrealized gains on available for sale securities during the year	9,852	17,645	24,828	32,796
Reclassification for amount realized through sales of securities available for sale included in net income	(26)	(20)	(382)	(265)
Other comprehensive income before tax	9,826	17,625	24,446	32,531
Income tax expense	1,568	3,973	4,826	7,103
Other comprehensive income, net of tax	8,258	13,652	19,620	25,428
Comprehensive income	$46,951	$63,388	$102,480	$112,295
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended June 30, 2020 and 2019 (unaudited)
(Dollars in thousands, except for par value, share and per share information)

	Preferred Stock $0.01 Par Value	Common Stock $0.01 Par Value		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	10 million shares authorized	100 million shares authorized
		Shares	Amount
Three Months Ended
Balance, March 31, 2020	$—	43,041,776	$430	$1,928,241	$426,942	$30,672	$2,386,285
Net income	—	—	—	—	38,693	—	38,693
Other comprehensive income, net of tax	—	—	—	—	—	8,258	8,258
Common stock repurchased	—	(31)	—	—	(1)	—	(1)
Restricted stock forfeited	—	(626)	—	—	—	—	—
Stock based compensation expense	—	—	—	2,481	—	—	2,481
Cash dividends ($0.25 per share)	—	—	—	—	(10,756)	—	(10,756)
Balance, June 30, 2020	$—	43,041,119	$430	$1,930,722	$454,878	$38,930	$2,424,960

Balance, March 31, 2019	$—	43,665,793	$437	$1,920,723	$309,571	$3,471	$2,234,202
Net income	—	—	—	—	49,736	—	49,736
Other comprehensive income, net of tax	—	—	—	—	—	13,652	13,652
Common stock repurchased	—	(726,002)	(7)	—	(39,096)	—	(39,103)
Restricted stock forfeited	—	(7,833)	—	—	—	—	—
Restricted stock granted	—	21,860	—	—	—	—	—
Stock based compensation expense	—	—	—	1,752	—	—	1,752
Cash dividends ($0.25 per share)	—	—	—	—	(10,897)	—	(10,897)
Balance, June 30, 2019	$—	42,953,818	$430	$1,922,475	$309,314	$17,123	$2,249,342

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Continued)
Six Months Ended June 30, 2020 and 2019 (unaudited)
(Dollars in thousands, except for par value, share and per share information)

	Preferred Stock $0.01 Par Value	Common Stock $0.01 Par Value		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	10 million shares authorized	100 million shares authorized
		Shares	Amount
Six Months Ended
Balance, December 31, 2019	$—	42,950,228	$430	$1,926,359	$393,674	$19,310	$2,339,773
Net income	—	—	—	—	82,860	—	82,860
Other comprehensive income, net of tax	—	—	—	—	—	19,620	19,620
Common stock repurchased	—	(2,660)	—	—	(146)	—	(146)
Restricted stock forfeited	—	(626)	—	—	—	—	—
Restricted stock granted	—	94,177	—	—	—	—	—
Stock based compensation expense	—	—	—	4,363	—	—	4,363
Cash dividends ($0.50 per share)	—	—	—	—	(21,510)	—	(21,510)
Balance, June 30, 2020	$—	43,041,119	$430	$1,930,722	$454,878	$38,930	$2,424,960

Balance, December 31, 2018	$—	30,600,582	$306	$1,317,616	$296,816	$(8,305)	$1,606,433
Cumulative effect of change in accounting principles	—	—	—	—	(926)	—	(926)
Net income	—	—	—	—	86,867	—	86,867
Other comprehensive income, net of tax	—	—	—	—	—	25,428	25,428
Stock issued for acquisition of bank, net of offering costs of $804	—	13,179,748	132	600,936	—	—	601,068
Common stock repurchased	—	(951,905)	(9)	—	(51,601)	—	(51,610)
Restricted stock forfeited	—	(8,218)	—	—	—	—	—
Restricted stock granted	—	133,611	1	(1)	—	—	—
Stock based compensation expense	—	—	—	3,924	—	—	3,924
Cash dividends ($0.50 per share)	—	—	—	—	(21,842)	—	(21,842)
Balance, June 30, 2019	$—	42,953,818	$430	$1,922,475	$309,314	$17,123	$2,249,342
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2020 and 2019 (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$82,860	$86,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	6,330	5,642
Accretion of income recognized on acquired loans	(16,301)	(25,348)
Amortization of other intangibles assets	6,351	6,470
Amortization of premium on securities, net	1,296	1,497
Amortization of discount and origination costs on borrowings	318	317
Stock based compensation expense	4,363	3,924
Excess tax expense on restricted stock vested	202	10
FHLB stock dividends	(311)	(406)
Gain on sale of securities available for sale	(382)	(265)
(Gain) loss on sale and disposal of premises and equipment	(277)	270
Gain on sale of loans	(647)	—
Gain on sale of other real estate owned	(37)	(312)
Impairment of other real estate	738	1,424
Deferred tax (benefit) expense	(1,180)	8,515
Provision for loan losses	31,502	7,963
Increase in cash surrender value of BOLI	(2,672)	(2,733)
Net gain on mortgage loans held for sale	(12,645)	(6,374)
Originations of loans held for sale	(324,853)	(175,388)
Proceeds from sale of loans held for sale	300,278	191,526
Net change in other assets	(35,354)	(7,521)
Net change in other liabilities	(4,647)	(18,182)
Net cash provided by operating activities	34,932	77,896
Cash flows from investing activities:
Proceeds from maturities, calls and pay downs of securities available for sale	4,287,066	3,615,292
Proceeds from sale of securities available for sale	13,862	189,704
Purchases of securities available for sale	(4,241,052)	(3,632,697)
Purchases of certificates of deposit held in other banks	—	(4,954)
Proceeds from maturities of certificates of deposit held in other banks	1,238	1,225
Proceeds from surrender of bank owned life insurance contracts	—	387
Purchases of FHLB stock and other restricted stock	(27,037)	(8,622)
Proceeds from redemptions of FHLB stock and other restricted stock	106	30,346
Proceeds from sale of loans	12,534	—
Net loans originated held for investment	(749,085)	(337,280)
Originations of mortgage warehouse purchase loans	(9,696,695)	(4,560,698)
Proceeds from pay-offs of mortgage warehouse purchase loans	9,480,382	4,277,496
Additions to premises and equipment	(8,475)	(26,286)
Proceeds from sale of premises and equipment	1,824	1,607
Proceeds from sale of other real estate owned	6,105	1,749
Cash acquired in connection with acquisition	—	39,913
Cash paid in connection with acquisition	—	(9)
Net cash used in investing activities	(919,227)	(412,827)

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
Six Months Ended June 30, 2020 and 2019 (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from financing activities:
Net increase in demand deposits, money market and savings accounts	1,503,681	381,193
Net (decrease) increase in time deposits	(145,982)	294,315
Proceeds from FHLB advances	1,500,000	1,300,000
Repayments of FHLB advances	(900,000)	(1,152,653)
Proceeds from other borrowings	13,836	56,000
Repayments of other borrowings	(24,843)	(21,000)
Repurchase of common stock	(146)	(51,610)
Offering costs paid in connection with acquired bank	—	(804)
Dividends paid	(21,510)	(21,842)
Net cash provided by financing activities	1,925,036	783,599
Net change in cash and cash equivalents	1,040,741	448,668
Cash and cash equivalents at beginning of period	565,170	130,779
Cash and cash equivalents at end of period	$1,605,911	$579,447
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
Termination of proposed merger with Texas Capital Bancshares, Inc.: The Company and Texas Capital Bancshares, Inc. (TCBI) and its subsidiary, Texas Capital Bank, had entered into an Agreement and Plan of Merger (Merger Agreement), dated as of December 9, 2019, providing for the merger of TCBI with and into the Company (the Merger), with the Company as the surviving entity in the Merger. On May 22, 2020, the Company and TCBI entered into a mutual agreement (Agreement) to terminate the Merger Agreement. All costs and expenses incurred in connection with the Agreement were paid by the party incurring such expense. The Agreement provided that the Company make a payment to TCBI, in an amount agreed between the parties, such that the costs and expenses incurred by the parties related to integration planning, including consulting fees and related expenses, would be borne equally by the parties. Neither party paid a termination fee in connection with the termination of the merger agreement. The Company has incurred TCBI related merger cost of approximately $15,345 and $15,605 for the three and six months ended June 30, 2020, which is included in acquisition expense in the consolidated statements of income.
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
Delayed implementation of new accounting standard: ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires a new credit loss methodology, the current expected credit loss (CECL) model, which requires the recognition of an allowance for lifetime expected credit losses on loans, held-to-maturity debt securities and other receivables measured at amortized cost at the time the financial asset is originated or acquired. Credit losses will be immediately recognized through net income; the amount recognized will be based on the current estimate of contractual cash flows not expected to be collected over the financial asset’s contractual term. ASU 2016-13 became effective for the Company on January 1, 2020.

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
Upon adoption of ASU 2016-13 with an effective retrospective implementation date of January 1, 2020, the Company expects to increase its combined allowance for loan losses and reserves for unfunded commitments by approximately $80,000, of which $22,000 is attributable to purchase credit deteriorated loans. The Company will apply the standard's provisions as a cumulative-effect adjustment to retained earnings. The expected increase in the allowance for loan losses is a result of changing from an incurred loss model, which encompasses allowances for current known and inherent losses within the portfolio, to a CECL model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The majority of the increase is attributable to applying the CECL model to the Company's acquired loans, which, under prior guidance, were recorded at fair value without an allowance at acquisition date. Furthermore, ASU 2016-13 necessitates that the Company establish an allowance for expected credit losses for certain debt securities and other financial assets; however, such allowances, if any, are not expected to be significant.
Goodwill assessment: The Company's policy is to test goodwill for impairment annually on December 31 or on an interim basis if an event triggering impairment may have occurred. On January 1, 2020, ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment became effective for the Company. This ASU simplifies the accounting for goodwill impairment for all entities. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. During the period ended March 31, 2020, the economic turmoil and market volatility resulting from the COVID-19 crisis resulted in a substantial decrease in the Company's stock price and market capitalization. Management believed such decrease was a triggering indicator requiring an interim goodwill impairment quantitative analysis. Under the new simplified guidance, the Company's estimated fair value to a market participant as of March 31, 2020, exceeded its carrying amount resulting in no impairment charge for the period. During the quarter ended June 30, 2020, the Company's stock price and market capitalization increased over 71% from prior quarter and management's future projections did not materially change. Management believes there has been no further decline in its fair value as of June 30, 2020. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes.

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
Share repurchase program: The Company established share repurchase programs in prior years which would allow the Company to purchase its common stock in the open market or in privately negotiated transactions. In general, share repurchase programs allow the Company to proactively manage its capital position and return excess capital to shareholders. On October 24, 2018, the Company announced the reestablishment of its share repurchase program. The program authorizes the Company to repurchase up to $75,000 of its common stock and was authorized to continue through October 1, 2019. On October 17, 2019, the repurchase program was renewed and authorized to continue through December 31, 2020. As of December 31, 2019, the Company had repurchased a total of 897,738 shares of Company stock at a total cost of $49,048 under this program. There were no repurchases for the six months ended June 30, 2020 and 897,738 shares at a total cost of $49,048 purchased during the six months ended June 30, 2019. Shares of Company stock repurchased to settle employee tax withholding related to vesting of stock awards totaled 2,660 and 54,167 shares at a total cost of $146 and $2,562 for the six months ended June 30, 2020 and 2019, respectively, and were not included under this program.
Earnings per share: Basic earnings per common share is calculated as net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. The unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under participating nonvested restricted stock awards. The participating nonvested common stock was not included in dilutive shares as it was anti-dilutive for the three and six months ended June 30, 2019. Proceeds from the assumed exercise of dilutive participating nonvested restricted stock awards are assumed to be used to repurchase common stock at the average market price.
The following table presents a reconciliation of net income available to common shareholders and the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic earnings per share:
Net income	$38,693	$49,736	$82,860	$86,867
Less:
Undistributed earnings allocated to participating securities	176	286	387	435
Dividends paid on participating securities	68	80	135	146
Net income available to common shareholders	$38,449	$49,370	$82,338	$86,286
Weighted average basic shares outstanding	42,769,953	43,013,343	42,755,676	43,253,072
Basic earnings per share	$0.90	$1.15	$1.93	$1.99
Diluted earnings per share:
Net income available to common shareholders	$38,449	$49,370	$82,338	$86,286
Total weighted average basic shares outstanding	42,769,953	43,013,343	42,755,676	43,253,072
Add dilutive participating securities	136,326	—	24,226	—
Total weighted average diluted shares outstanding	42,906,279	43,013,343	42,779,902	43,253,072
Diluted earnings per share	$0.90	$1.15	$1.92	$1.99
Anti-dilutive participating securities	—	31,382	—	47,511

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

	Six Months Ended June 30,
	2020	2019
Cash transactions:
Interest expense paid	$57,855	$67,019
Income taxes paid	$21,263	$12,918
Noncash transactions:
Transfers of loans to other real estate owned	$5,239	$544
Transfers of loans held for investment to loans held for sale	$—	$83,526
Loans to facilitate the sale of other real estate owned	$1,564	$517
Right-of-use assets obtained in exchange for lease liabilities	$66	$34,790
Transfer of bank premises to other real estate	$—	$7,896
Transfer of repurchase agreements to deposits	$—	$8,475

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Supplemental schedule of noncash investing activities from acquisitions is as follows:

	Six Months Ended June 30,
	2020	2019
Noncash assets acquired
Certificates of deposit held in other banks	$—	$262
Securities available for sale	—	561,052
Restricted stock	—	27,794
Loans	—	2,789,868
Premises and equipment	—	65,786
Other real estate owned	—	1,710
Goodwill	—	272,300
Other intangible assets	—	71,518
Bank owned life insurance	—	80,837
Other assets	—	32,009
Total assets acquired	$—	$3,903,136
Noncash liabilities assumed:
Deposits	$—	$3,108,810
Repurchase agreements	—	8,475
FHLB advances	—	142,653
Other borrowings	—	40,000
Junior subordinated debentures	—	25,774
Other liabilities	—	15,456
Total liabilities assumed	$—	$3,341,168
Cash and cash equivalents acquired from acquisitions	$—	$39,913
Cash paid to shareholders of acquired banks	$—	$9
Fair value of common stock issued to shareholders of acquired banks	$—	$601,872

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Note 3. Securities Available for Sale
Securities available for sale have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at June 30, 2020 and December 31, 2019 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
June 30, 2020
U.S. treasuries	$48,060	$2,066	$—	$50,126
Government agency securities	152,264	3,846	(21)	156,089
Obligations of state and municipal subdivisions	358,129	17,611	(97)	375,643
Corporate bonds	9,999	231	—	10,230
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	431,412	24,892	—	456,304
Other securities	1,200	—	—	1,200
	$1,001,064	$48,646	$(118)	$1,049,592
December 31, 2019
U.S. treasuries	$48,060	$743	$(7)	$48,796
Government agency securities	178,953	926	(583)	179,296
Obligations of state and municipal subdivisions	332,715	11,150	(6)	343,859
Corporate bonds	7,011	207	—	7,218
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	493,915	11,981	(329)	505,567
Other securities	1,200	—	—	1,200
	$1,061,854	$25,007	$(925)	$1,085,936
Securities with a carrying amount of approximately $693,990 and $571,843 at June 30, 2020 and December 31, 2019, respectively, were pledged primarily to secure deposits.
Proceeds from sale of securities available for sale and gross gains and gross losses for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Proceeds from sale	$762	$4,196	$13,862	$189,704
Gross gains	$26	$20	$385	$293
Gross losses	$—	$—	$3	$28

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The amortized cost and estimated fair value of securities available for sale at June 30, 2020, by contractual maturity, are shown below. Maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2020
	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$35,190	$35,514
Due from one year to five years	141,912	148,591
Due from five to ten years	160,350	166,705
Thereafter	232,200	242,478
	569,652	593,288
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	431,412	456,304
	$1,001,064	$1,049,592
The number of securities, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2020 and December 31, 2019, are summarized as follows:

	Less Than 12 Months			Greater Than 12 Months			Total
Description of Securities	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Securities Available for Sale
June 30, 2020
Government agency securities	1	4,963	(21)	—	—	—	4,963	(21)
Obligations of state and municipal subdivisions	3	18,461	(97)	—	—	—	18,461	(97)
	4	$23,424	$(118)	—	$—	$—	$23,424	$(118)
December 31, 2019
U.S. treasuries	—	$—	$—	2	$8,097	$(7)	$8,097	$(7)
Government agency securities	13	52,790	(495)	6	15,911	(88)	68,701	(583)
Obligations of state and municipal subdivisions	5	2,793	(1)	1	423	(5)	3,216	(6)
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	13	46,512	(317)	1	1,193	(12)	47,705	(329)
	31	$102,095	$(813)	10	$25,624	$(112)	$127,719	$(925)
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Note 4. Loans, Net and Allowance for Loan Losses
Loans, net, at June 30, 2020 and December 31, 2019, consisted of the following:

	June 30,	December 31,
	2020	2019
Commercial	$3,417,423	$2,482,356
Real estate:
Commercial	5,813,311	5,872,653
Commercial construction, land and land development	1,363,849	1,236,623
Residential	1,474,110	1,515,227
Single-family interim construction	370,957	378,120
Agricultural	95,784	97,767
Consumer	58,215	32,603
Other	337	621
Total loans	12,593,986	11,615,970
Deferred loan fees, net	(16,482)	(1,695)
Allowance for loan losses	(80,055)	(51,461)
Total loans, net	$12,497,449	$11,562,814

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
Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. The Company’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. These cash flows, however, may not be as expected and the value of collateral securing the loans may fluctuate. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short term loans may be made on an unsecured basis. Additionally, our commercial loan portfolio includes loans made to customers in the energy industry, which is a complex, technical and cyclical industry. Experienced bankers with specialized energy lending experience originate our energy loans. Companies in this industry produce, extract, develop, exploit and explore for oil and natural gas. Loans are primarily collateralized with proven producing oil and gas reserves based on a technical evaluation of these reserves. At June 30, 2020 and December 31, 2019, there were approximately $207,444 and $189,781 of energy related loans outstanding, respectively. The Company has a mortgage warehouse purchase program providing mortgage inventory financing for residential mortgage loans originated by mortgage banker clients across a broad geographic scale. Proceeds from the sale of mortgages is the primary source of repayment for warehouse inventory financing via approved investor takeout commitments. These loans typically have a very short duration ranging between a few days to 15 days. In some cases, loans to larger mortgage originators may be financed for up to 60 days. These loans are reported as commercial loans since the loans are secured by notes receivable, not real estate. As of June 30, 2020 and December 31, 2019, mortgage warehouse purchase loans outstanding totaled $903,630 and $687,317, respectively.
With the passage of the CARES Act Paycheck Protection Program (PPP), administered by the Small Business Administration (SBA), the Company has participated in originating loans to its customers through the program. PPP loans have a two to five year term and earn interest at 1%. As of June 30, 2020, the Company has funded $823,289 in PPP loans which are included in the commercial loan portfolio. In addition, the Company has recorded net deferred fees associated with PPP loans of $18,722 as of June 30, 2020. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Management believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. Management monitors the diversification of the portfolio on a quarterly basis by type and geographic location. Management also tracks the level of owner occupied property versus non-owner occupied property. At June 30, 2020, the portfolio consisted of approximately 30% of owner occupied property.
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
Most of the Company’s lending activity occurs within the State of Texas, primarily in the north, central and southeast Texas regions and the State of Colorado, specifically along the Front Range area. As of June 30, 2020, loans in the Colorado region represented about 25% of the total portfolio. A large percentage of the Company’s portfolio consists of commercial and residential real estate loans. As of June 30, 2020 and December 31, 2019, there were no concentrations of loans related to a single industry in excess of 10% of total loans.
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
The Texas economy, specifically the Company’s lending area of north, central and southeast Texas area, and the Colorado economy regained its footing by the end of the second quarter of 2020 following unprecedented declines caused by the pandemic and volatile energy prices. Activity in the manufacturing and service sectors began rebounding, as did retail spending. However, the level of output and demand remained below pre-COVID levels. Loan demand fell, though at a more moderate pace than in the previous reporting period, except for residential real estate, which rose sharply. Loan performance eroded in at risk markets, and further deterioration is expected but expectations regarding general business conditions is improved and the outlook for future loan demand is positive. Activity in the housing market increased markedly. While outlooks improved, a weak economy, depressed activity in the energy sector, the resurgence of COVID-19 infections, and a pause in the reopening of the district economy are causes for future concern. The pandemic crisis has been impactful and the timing and magnitude of recovery cannot be predicted. The risk of loss associated with all segments of the portfolio could increase due to these factors.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The economy and other risk factors are minimized by the Company’s underwriting standards, which include the following principles: 1) financial strength of the borrower including strong earnings, high net worth, significant liquidity and acceptable debt to worth ratio, 2) managerial business competence, 3) ability to repay, 4) loan to value, 5) projected cash flow and 6) guarantor financial statements as applicable. The following is a summary of the activity in the allowance for loan losses by loan class for the three and six months ended June 30, 2020 and 2019:

	Commercial	Commercial Real Estate, Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
Three months ended June 30, 2020
Balance at beginning of period	$17,342	$34,083	$4,437	$1,831	$345	$263	$60	$42	$58,403
Provision for loan losses	9,582	11,793	1,474	167	34	30	121	(80)	23,121
Charge-offs	(1,482)	—	—	—	—	(13)	(66)	—	(1,561)
Recoveries	56	—	—	—	—	11	25	—	92
Balance at end of period	$25,498	$45,876	$5,911	$1,998	$379	$291	$140	$(38)	$80,055

Six months ended June 30, 2020
Balance at beginning of period	$12,844	$33,085	$3,678	$1,606	$332	$226	$5	$(315)	$51,461
Provision for loan losses	14,635	13,526	2,233	474	47	58	252	277	31,502
Charge-offs	(2,053)	(735)	—	(82)	—	(22)	(178)	—	(3,070)
Recoveries	72	—	—	—	—	29	61	—	162
Balance at end of period	$25,498	$45,876	$5,911	$1,998	$379	$291	$140	$(38)	$80,055

Three months ended June 30, 2019
Balance at beginning of period	$12,295	$28,708	$3,494	$1,461	$284	$167	$28	$68	$46,505
Provision for loan losses	3,443	957	202	50	59	79	89	(140)	4,739
Charge-offs	(69)	(3)	—	—	—	(12)	(138)	—	(222)
Recoveries	8	—	—	—	—	18	27	—	53
Balance at end of period	$15,677	$29,662	$3,696	$1,511	$343	$252	$6	$(72)	$51,075

Six months ended June 30, 2019
Balance at beginning of period	$11,793	$27,795	$3,320	$1,402	$241	$186	$3	$62	$44,802
Provision for loan losses	5,356	1,867	469	112	102	53	138	(134)	7,963
Charge-offs	(1,523)	(3)	(93)	(3)	—	(20)	(179)	—	(1,821)
Recoveries	51	3	—	—	—	33	44	—	131
Balance at end of period	$15,677	$29,662	$3,696	$1,511	$343	$252	$6	$(72)	$51,075

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The following table details the amount of the allowance for loan losses and recorded investment in loans by class as of June 30, 2020 and December 31, 2019:

	Commercial	Commercial Real Estate, Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
June 30, 2020
Allowance for losses:
Individually evaluated for impairment	$7,851	$—	$—	$—	$—	$—	$—	$—	$7,851
Collectively evaluated for impairment	17,401	45,876	5,911	1,998	379	291	140	(38)	71,958
Loans acquired with deteriorated credit quality	246	—	—	—	—	—	—	—	246
Ending balance	$25,498	$45,876	$5,911	$1,998	$379	$291	$140	$(38)	$80,055

Loans:
Individually evaluated for impairment	$16,744	$6,373	$2,474	$—	$805	$22	$—	$—	$26,418
Collectively evaluated for impairment	3,353,041	6,977,617	1,465,602	370,957	92,177	58,176	337	—	12,317,907
Acquired with deteriorated credit quality	47,638	193,170	6,034	—	2,802	17	—	—	249,661
Ending balance	$3,417,423	$7,177,160	$1,474,110	$370,957	$95,784	$58,215	$337	$—	$12,593,986

December 31, 2019
Allowance for losses:
Individually evaluated for impairment	$357	$—	$—	$—	$—	$1	$—	$—	$358
Collectively evaluated for impairment	12,108	32,615	3,678	1,606	332	225	5	(315)	50,254
Loans acquired with deteriorated credit quality	379	470	—	—	—	—	—	—	849
Ending balance	$12,844	$33,085	$3,678	$1,606	$332	$226	$5	$(315)	$51,461

Loans:
Individually evaluated for impairment	$3,130	$6,813	$2,008	$—	$114	$22	$—	$—	$12,087
Collectively evaluated for impairment	2,416,569	6,883,639	1,505,896	378,120	93,837	32,556	621	—	11,311,238
Acquired with deteriorated credit quality	62,657	218,824	7,323	—	3,816	25	—	—	292,645
Ending balance	$2,482,356	$7,109,276	$1,515,227	$378,120	$97,767	$32,603	$621	$—	$11,615,970

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Nonperforming loans by loan class (excluding loans acquired with deteriorated credit quality) at June 30, 2020 and December 31, 2019, are summarized as follows:

	Commercial	Commercial Real Estate, Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
June 30, 2020
Nonaccrual loans	$16,744	$4,523	$2,292	$—	$805	$22	$—	$24,386
Loans past due 90 days and still accruing	—	182	—	—	—	1	—	183
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	—	1,850	182	—	—	—	—	2,032
	$16,744	$6,555	$2,474	$—	$805	$23	$—	$26,601
December 31, 2019
Nonaccrual loans	$3,130	$6,461	$1,820	$—	$114	$22	$—	$11,547
Loans past due 90 days and still accruing	14,529	—	—	—	—	—	—	14,529
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	—	352	188	—	—	—	—	540
	$17,659	$6,813	$2,008	$—	$114	$22	$—	$26,616
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Impaired loans by loan class (excluding loans acquired with deteriorated credit quality) at June 30, 2020 and December 31, 2019, are summarized as follows:

	Commercial	Commercial Real Estate, Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
June 30, 2020
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$15,579	$—	$—	$—	$—	$—	$—	$15,579
Impaired loans with no allowance for loan losses	1,165	6,373	2,474	—	805	22	—	10,839
Total	$16,744	$6,373	$2,474	$—	$805	$22	$—	$26,418
Unpaid principal balance of impaired loans	$25,134	$6,951	$2,708	$—	$807	$24	$—	$35,624
Allowance for loan losses on impaired loans	$7,851	$—	$—	$—	$—	$—	$—	$7,851
December 31, 2019
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$1,580	$—	$—	$—	$—	$1	$—	$1,581
Impaired loans with no allowance for loan losses	1,550	6,813	2,008	—	114	21	—	10,506
Total	$3,130	$6,813	$2,008	$—	$114	$22	$—	$12,087
Unpaid principal balance of impaired loans	$8,580	$6,967	$2,197	$—	$123	$24	$—	$17,891
Allowance for loan losses on impaired loans	$357	$—	$—	$—	$—	$1	$—	$358
For the three months ended June 30, 2020
Average recorded investment in impaired loans	$17,658	$6,356	$2,454	$—	$403	$21	$—	$26,892
Interest income recognized on impaired loans	$1	$37	$30	$—	$—	$—	$—	$68
For the six months ended June 30, 2020
Average recorded investment in impaired loans	$12,815	$6,508	$2,305	$—	$306	$21	$—	$21,955
Interest income recognized on impaired loans	$2	$53	$38	$—	$—	$—	$—	$93
For the three months ended June 30, 2019
Average recorded investment in impaired loans	$8,730	$3,197	$1,397	$—	$—	$31	$—	$13,355
Interest income recognized on impaired loans	$3	$6	$28	$5	$—	$—	$—	$42
For the six months ended June 30, 2019
Average recorded investment in impaired loans	$8,249	$2,709	$1,579	$1,193	$—	$31	$—	$13,761
Interest income recognized on impaired loans	$21	$28	$32	$114	$—	$5	$—	$200
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The restructuring of a loan is considered a “troubled debt restructuring” (TDR) if both 1) the borrower is experiencing financial difficulties and 2) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, extending amortization and other actions intended to minimize potential losses. A TDR loan is identified as impaired and measured for credit impairment as of each reporting period in accordance with the guidance in Accounting Standards Codification (ASC) 310-10-35. Modifications primarily relate to extending the amortization periods of the loans and interest rate concessions. The majority of these loans were identified as impaired prior to restructuring; therefore, the modifications did not materially impact the Company’s determination of the allowance for loan losses. The recorded investment in troubled debt restructurings, including those on nonaccrual, was $2,656 and $1,208 as of June 30, 2020 and December 31, 2019, respectively.
Following is a summary of loans modified under troubled debt restructurings during the three and six months ended June 30, 2020 and 2019:

	Commercial	Commercial Real Estate, Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
Troubled debt restructurings during the three months ended June 30, 2020
Number of contracts	—	—	—	—	—	—	—	—
Pre-restructuring outstanding recorded investment	$—	$—	$—	$—	$—	$—	$—	$—
Post-restructuring outstanding recorded investment	$—	$—	$—	$—	$—	$—	$—	$—

Troubled debt restructurings during the six months ended June 30, 2020
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
At June 30, 2020 and 2019, there were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the three and six months ended June 30, 2020 and 2019, respectively.
At June 30, 2020 and 2019, the Company had no commitments to lend additional funds to any borrowers with loans whose terms have been modified under troubled debt restructurings.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Under the CARES Act, banks may elect to deem that loan modifications do not result in TDRs if they are (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. As of June 30, 2020, the Company has not made such an election. Additionally, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs under ASC Subtopic 310-40 and federal banking agencies interagency guidance. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. In response to the COVID-19 pandemic, the Company has implemented prudent modifications allowing for short-term payment deferrals or payment relief to borrowers, where appropriate, that complies with the above guidance. As such, the Company's TDR loans noted above do not include loans that are modifications to borrowers impacted by COVID-19. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. As of June 30, 2020, the Company has modified 1,416 loans with deferred payment of approximately $19,690 in interest.
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents information regarding the aging of past due loans by loan class as of June 30, 2020 and December 31, 2019:

	Loans 30-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Loans
June 30, 2020
Commercial	$1,340	$16,731	$18,071	$3,351,714	$3,369,785
Commercial real estate, construction, land and land development	1,204	4,132	5,336	6,978,654	6,983,990
Residential real estate	882	1,355	2,237	1,465,839	1,468,076
Single-family interim construction	404	—	404	370,553	370,957
Agricultural	794	16	810	92,172	92,982
Consumer	120	24	144	58,054	58,198
Other	—	—	—	337	337
	4,744	22,258	27,002	12,317,323	12,344,325
Acquired with deteriorated credit quality	2,484	5,432	7,916	241,745	249,661
	$7,228	$27,690	$34,918	$12,559,068	$12,593,986
December 31, 2019
Commercial	$4,512	$17,656	$22,168	$2,397,531	$2,419,699
Commercial real estate, construction, land and land development	9,153	2,905	12,058	6,878,394	6,890,452
Residential real estate	3,242	642	3,884	1,504,020	1,507,904
Single-family interim construction	2,836	—	2,836	375,284	378,120
Agricultural	22	114	136	93,815	93,951
Consumer	167	22	189	32,389	32,578
Other	—	—	—	621	621
	19,932	21,339	41,271	11,282,054	11,323,325
Acquired with deteriorated credit quality	2,556	6,766	9,322	283,323	292,645
	$22,488	$28,105	$50,593	$11,565,377	$11,615,970

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
A summary of loans by credit quality indicator by class as of June 30, 2020 and December 31, 2019, is as follows:

	Pass	Pass/ Watch	Special Mention	Substandard	Doubtful	Total
June 30, 2020
Commercial	$3,244,646	$75,811	$35,163	$61,803	$—	$3,417,423
Commercial real estate, construction, land and land development	6,798,608	254,446	59,077	65,029	—	7,177,160
Residential real estate	1,458,668	5,676	1,043	8,723	—	1,474,110
Single-family interim construction	369,242	1,715	—	—	—	370,957
Agricultural	86,721	5,491	2,074	1,498	—	95,784
Consumer	58,058	33	—	124	—	58,215
Other	337	—	—	—	—	337
	$12,016,280	$343,172	$97,357	$137,177	$—	$12,593,986
December 31, 2019
Commercial	$2,332,611	$71,642	$37,739	$40,364	$—	$2,482,356
Commercial real estate, construction, land and land development	6,814,780	184,720	46,889	62,887	—	7,109,276
Residential real estate	1,501,019	4,850	994	8,364	—	1,515,227
Single-family interim construction	376,887	1,233	—	—	—	378,120
Agricultural	88,044	5,287	1,864	2,572	—	97,767
Consumer	32,459	33	2	109	—	32,603
Other	621	—	—	—	—	621
	$11,146,421	$267,765	$87,488	$114,296	$—	$11,615,970
The Company has acquired certain loans which experienced credit deterioration since origination (purchased credit impaired (PCI) loans).

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The Company has included PCI loans in the above grading tables. The following provides additional detail on the grades applied to those loans at June 30, 2020 and December 31, 2019:

	Pass	Pass/ Watch	Special Mention	Substandard	Doubtful	Total
June 30, 2020	$187,425	$26,823	$14,355	$21,058	$—	$249,661
December 31, 2019	232,095	21,284	4,502	34,764	—	292,645
PCI loans may remain on accrual status to the extent the company can reasonably estimate the amount and timing of expected future cash flows. At June 30, 2020 and December 31, 2019, nonaccrual PCI loans were $8,097 and $10,850, respectively.
Accretion on PCI loans is based on estimated future cash flows, regardless of contractual maturity. The following table summarizes the outstanding balance and related carrying amount of PCI loans by acquired bank as of the acquisition date for the acquisitions occurring in 2019:

Acquisition Date
January 1, 2019
Guaranty Bancorp
Outstanding balance	$341,645
Nonaccretable difference	(16,622)
Accretable yield	(13,299)
Carrying amount	$311,724
The carrying amount of all acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019
Outstanding balance	$277,043	$326,077
Carrying amount	249,661	292,645
There was an allocation of $246 and $849 established in the allowance for loan losses relating to PCI loans at June 30, 2020 and December 31, 2019, respectively.
The changes in accretable yield during the six months ended June 30, 2020 and 2019 in regard to loans transferred at acquisition for which it was probable that all contractually required payments would not be collected are presented in the table below.

	For the Six Months Ended June 30,
	2020	2019
Balance at January 1,	$8,905	$1,436
Additions	—	13,299
Accretion	(1,546)	(2,799)
Transfers from nonaccretable	—	—
Balance at June 30,	$7,359	$11,936

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
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of this instrument. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At June 30, 2020 and December 31, 2019, the approximate amounts of these financial instruments were as follows:

	June 30,	December 31,
	2020	2019
Commitments to extend credit	$2,162,232	$2,337,385
Standby letters of credit	24,541	23,406
	$2,186,773	$2,360,791
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
Letters of credit are written conditional commitments used by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan arrangements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table above. If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of June 30, 2020 and December 31, 2019, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Note 6. Income Taxes
Income tax expense for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income tax expense for the period	$8,903	$13,389	$19,739	$24,515
Effective tax rate	18.7%	21.2%	19.2%	22.0%
The effective tax rates for 2020 and 2019 differ from the statutory federal tax rate of 21% largely due to tax exempt interest income earned on certain investment securities and loans, the nontaxable earnings on bank owned life insurance, nondeductible compensation and acquisition related expenses, and state income tax. The lower effective tax rate for the three months ended June 30, 2020 is a result of a provision to return adjustment related to prior year. In addition, the lower effective tax rate for the six months ended June 30, 2020 is a result of a tax benefit recorded due to the net operating loss carryback provision allowed through the enactment of the CARES Act.

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Assets and Liabilities Measured on a Recurring Basis
The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of June 30, 2020 and December 31, 2019 by level within the ASC Topic 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020
Assets:
Investment securities available for sale:
U.S. treasuries	$50,126	$—	$50,126	$—
Government agency securities	156,089	—	156,089	—
Obligations of state and municipal subdivisions	375,643	—	375,643	—
Corporate bonds	10,230	—	10,230	—
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	456,304	—	456,304	—
Other securities	1,200	—	1,200	—
Loans held for sale, fair value option elected (1)	60,852	—	60,852	—
Derivative financial instruments:
Interest rate lock commitments	3,593	—	3,593	—
Loan customer counterparty	23,368	—	23,368	—
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	1	—	1	—
Forward mortgage-backed securities trades	504	—	504	—
Financial institution counterparty	24,917	—	24,917	—
December 31, 2019
Assets:
Investment securities available for sale:
U.S. treasuries	$48,796	$—	$48,796	$—
Government agency securities	179,296	—	179,296	—
Obligations of state and municipal subdivisions	343,859	—	343,859	—
Corporate bonds	7,218	—	7,218	—
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	505,567	—	505,567	—
Other securities	1,200	—	1,200	—
Loans held for sale, fair value option elected (1)	29,204	—	29,204	—
Derivative financial instruments:
Interest rate lock commitments	847	—	847	—
Forward mortgage-backed securities trades	6	—	6	—
Loan customer counterparty	6,104	—	6,104	—
Liabilities:
Derivative financial instruments:
Forward mortgage-backed securities trades	69	—	69	—
Financial institution counterparty	6,566	—	6,566	—
____________
(1) At June 30, 2020 and December 31, 2019, loans held for sale for which the fair value option was elected had an aggregate outstanding principal balance of $57,615 and $28,166, respectively. There were no mortgage loans held for sale under the fair value option that were 90 days or greater past due or on nonaccrual at June 30, 2020.
A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Investment securities
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
Loans held for sale
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
Derivatives
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Assets and Liabilities Measured on a Nonrecurring Basis
In accordance with ASC Topic 820, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at June 30, 2020 and December 31, 2019, for which a nonrecurring change in fair value has been recorded:

		Fair Value Measurements at Reporting Date Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Period Ended Total Losses
June 30, 2020
Assets:
Impaired loans	$8,239	$—	$—	$8,239	$8,840
Other real estate owned	1,012	—	—	1,012	561

December 31, 2019
Assets:
Impaired loans	$2,276	$—	$—	$2,276	$1,806
Other real estate owned	4,618	—	—	4,618	749
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
In addition, mortgage loans held for sale not recorded under the fair value option are required to be measured at the lower of cost or fair value. The fair value of these loans is based upon binding quotes or bids from third party investors. As of June 30, 2020 and December 31, 2019, all mortgage loans held for sale not recorded under the fair value option were recorded at cost.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Fair Value of Financial Instruments not Recorded at Fair Value
The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instruments that are reported at amortized cost on the Company's consolidated balance sheets were as follows at June 30, 2020 and December 31, 2019:

			Fair Value Measurements at Reporting Date Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020
Financial assets:
Cash and cash equivalents	$1,605,911	$1,605,911	$1,605,911	$—	$—
Certificates of deposit held in other banks	4,481	4,645	—	4,645	—
Loans held for sale, at cost	12,013	12,323	—	12,323	—
Loans, net	12,497,449	12,511,272	—	—	12,511,272
FHLB of Dallas stock and other restricted stock	57,294	57,294	—	57,294	—
Accrued interest receivable	56,716	56,716	—	56,716	—
Financial liabilities:
Deposits	13,299,035	13,313,980	—	13,313,980	—
Accrued interest payable	7,761	7,761	—	7,761	—
FHLB advances	925,000	916,953	—	916,953	—
Other borrowings	191,462	192,194	—	192,194	—
Junior subordinated debentures	53,924	37,879	—	37,879	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2019
Financial assets:
Cash and cash equivalents	$565,170	$565,170	$565,170	$—	$—
Certificates of deposit held in other banks	5,719	5,951	—	5,951	—
Loans held for sale, at cost	6,441	6,554	—	6,554	—
Loans, net	11,562,814	11,689,672	—	—	11,689,672
FHLB of Dallas stock and other restricted stock	30,052	30,052	—	30,052	—
Accrued interest receivable	35,860	35,860	—	35,860	—
Financial liabilities:
Deposits	11,941,336	11,958,939	—	11,958,939	—
Accrued interest payable	9,583	9,583	—	9,583	—
FHLB advances	325,000	325,210	—	325,210	—
Other borrowings	202,251	209,050	—	209,050	—
Junior subordinated debentures	53,824	48,879	—	48,879	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

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
Junior subordinated debentures: The fair value of junior subordinated debentures is estimated using discounted cash flow analyses based on the published Bloomberg US Financials BB rated corporate bond index yield.
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
The following table provides the outstanding notional balances and fair values of outstanding derivative positions at June 30, 2020 and December 31, 2019:

	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
June 30, 2020
Interest rate lock commitments	$112,832	$3,593	$1
Forward mortgage-backed securities trades	90,500	—	504
Commercial loan interest rate swaps:
Loan customer counterparty	323,005	23,368	—
Financial institution counterparty	323,005	—	24,917

December 31, 2019
Interest rate lock commitments	$28,434	$847	$—
Forward mortgage-backed securities trades	42,500	6	69
Commercial loan interest rate swaps:
Loan customer counterparty	280,751	6,104	—
Financial institution counterparty	280,751	—	6,566

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding were as follows:

	Weighted Average Interest Rate
	June 30, 2020		December 31, 2019
	Received	Paid	Received	Paid
Loan customer counterparty	4.10%	2.28%	4.23%	3.77%
The credit exposure related to interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $23,368 at June 30, 2020. In some cases collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. At June 30, 2020, cash of $22,868 and securities of $6,676 were pledged as collateral for these derivatives.
During 2019, the Company entered into a credit risk participation agreement with a financial institution counterparty for interest rate swaps related to loans in which the Company is the lead bank. This agreement provides credit protection to the Company should the borrower fail to perform on its interest rate derivative contract. The agreement has a notional amount of $9,728 at June 30, 2020.
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
Income (loss) for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Derivatives not designated as hedging instruments
Interest rate lock commitments	$2,194	$126	$2,745	$556
Forward mortgage-backed securities trades	811	86	(441)	95

Note 9. Stock Awards
The Company grants common stock awards to certain employees of the Company. In connection with the Company's initial public offering in April 2013, the Board of Directors adopted the 2013 Equity Incentive Plan. Under this plan, the Compensation Committee may grant awards to certain employees of the Company in the form of restricted stock, restricted stock rights, restricted stock units, qualified and nonqualified stock options, performance-based share awards and other equity-based awards. All stock awards issued under expired plans prior to 2013 are fully vested. The Plan, as amended, has 2,300,000 reserved shares of common stock to be awarded by the Company’s compensation committee. As of June 30, 2020, there were 1,358,547 shares remaining available for grant for future awards. The shares currently issued under the 2013 Plan are restricted stock awards and will vest evenly over the required employment period, generally ranging from three to five years. As defined in the plan, outstanding awards may immediately vest upon a change-in-control in the Company. Shares granted under the 2013 Equity Incentive Plan were issued at the date of grant and receive dividends.

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
The following table summarizes the activity in nonvested shares for the six months ended June 30, 2020 and 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2019	284,861	$58.63
Granted during the period	94,177	53.48
Vested during the period	(99,827)	57.90
Forfeited during the period	(626)	71.05
Nonvested shares, June 30, 2020	278,585	$57.12

Nonvested shares, December 31, 2018	252,903	$62.81
Acquired awards replaced during the period	70,248	45.77
Granted during the period	133,611	51.20
Vested during the period	(130,644)	54.60
Forfeited during the period	(8,218)	34.94
Nonvested shares, June 30, 2019	317,900	$47.56
Compensation expense related to these awards is recorded based on the fair value of the award at the date of grant and totaled $2,481 and $4,363 for the three and six months ended June 30, 2020, respectively, and $1,752 and $3,924 for the three and six months ended June 30, 2019, respectively. Compensation expense is recorded in salaries and employee benefits in the accompanying consolidated statements of income. At June 30, 2020, future compensation expense is estimated to be $11,892 and will be recognized over a remaining weighted average period of 2.24 years.
The fair value of common stock awards that vested during the six months ended June 30, 2020 and 2019 was $4,873 and $7,088, respectively. The Company recorded $122 and $202 in excess tax expense on vested restricted stock to income tax expense for the three and six months ended June 30, 2020, respectively, and $30 and $10 for the three and six months ended June 30, 2019, respectively.
There were no modifications of stock agreements during the six months ended June 30, 2020 and 2019 that resulted in significant additional incremental compensation costs.
At June 30, 2020, the future vesting schedule of the nonvested shares is as follows:

First year	130,374
Second year	92,038
Third year	52,053
Fourth year	3,840
Fifth year	280
Total nonvested shares	278,585

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
The Company is subject to the Basel III regulatory capital framework (the Basel III Capital Rules). The Basel III Capital Rules require that the Company maintain a 2.5% capital conservation buffer above the minimum risk-based capital adequacy requirements. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company's ability to make capital distributions, including dividend payments and stock repurchases and to pay discretionary bonuses to executive officers.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Common Equity Tier 1 (CET1) and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2020 and December 31, 2019, the Company and the Bank meet all capital adequacy requirements to which they are subject, including the capital buffer requirement.
As of June 30, 2020 and December 31, 2019, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action, as amended to reflect the changes under the Basel III Capital Rules. To be categorized as “well capitalized,” the Bank must maintain minimum total risk based, CET1, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Bank’s category.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The following table presents actual capital amounts and required ratios under Basel III Capital Rules for the Company and Bank as of June 30, 2020 and December 31, 2019.

	Actual		Minimum for Capital Required - Basel III		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2020
Total capital to risk weighted assets:
Consolidated	$1,611,811	12.44%	$1,360,429	10.50%	N/A	N/A
Bank	1,625,273	12.55	1,359,979	10.50	$1,295,218	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	1,373,756	10.60	1,101,300	8.50	N/A	N/A
Bank	1,545,218	11.93	1,100,935	8.50	1,036,174	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	1,318,156	10.17	906,953	7.00	N/A	N/A
Bank	1,545,218	11.93	906,652	7.00	841,892	6.50
Tier 1 capital to average assets:
Consolidated	1,373,756	8.94	614,715	4.00	N/A	N/A
Bank	1,545,218	10.06	614,536	4.00	768,170	5.00

December 31, 2019
Total capital to risk weighted assets:
Consolidated	$1,513,209	11.83%	$1,343,114	10.50%	N/A	N/A
Bank	1,548,103	12.11	1,342,595	10.50	$1,278,662	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	1,303,748	10.19	1,087,282	8.50	N/A	N/A
Bank	1,496,642	11.70	1,086,863	8.50	1,022,930	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	1,248,148	9.76	895,409	7.00	N/A	N/A
Bank	1,496,642	11.70	895,064	7.00	831,130	6.50
Tier 1 capital to average assets:
Consolidated	1,303,748	9.32	559,758	4.00	N/A	N/A
Bank	1,496,642	10.70	559,584	4.00	699,480	5.00

Note 11. Subsequent Events
Declaration of Dividends
On July 29, 2020, the Company declared a quarterly cash dividend in the amount of $0.25 per share of common stock to the stockholders of record on August 10, 2020. The dividend will be paid on August 20, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward Looking Statements
The Quarterly Report on Form 10-Q, our other filing with the SEC, and other press releases, documents, reports and announcements that we make, issue or publish may contain statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and other related federal security laws. These forward-looking statements include information about our possible or assumed future results of operations, including our future revenues, income, expenses, provision for taxes, effective tax rate, earnings per share and cash flows, our future capital expenditures and dividends, our future financial condition and changes therein, including changes in our loan portfolio and allowance for loan losses, our future capital structure or changes therein, the plan and objectives of management for future operations, our future or proposed acquisitions, the future or expected effect of acquisitions on our operations, results of operations and financial condition, our future economic performance and the statements of the assumptions underlying any such statement. Such statements are typically, but not exclusively, identified by the use in the statements of words or phrases such as “aim,” “anticipate,” “estimate,” “expect,” “goal,” “guidance,” “intend,” “is anticipated,” “is estimated,” “is expected,” “is intended,” “objective,” “plan,” “projected,” “projection,” “will affect,” “will be,” “will continue,” “will decrease,” “will grow,” “will impact,” “will increase,” “will incur,” “will reduce,” “will remain,” “will result,” “would be,” variations of such words or phrases (including where the word “could,” “may” or “would” is used rather than the word “will” in a phrase) and similar words and phrases indicating that the statement addresses some future result, occurrence, plan or objective. The forward-looking statements that we make are based on our current expectations and assumptions regarding its business, the economy, and other future conditions. Because forward-looking statements relate to future results and occurrences, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. The Company’s actual results may differ materially from those contemplated by the forward looking statements, which are neither statements of historical fact nor guarantees or assurances of future performance. Many possible events or factors could affect our future financial results and performance and could cause those results or performance to differ materially from those expressed in the forward-looking statements. These possible events or factors include, but are not limited to:
•the disruption to local, regional, national and global economic activity caused by infectious disease outbreaks, including the recent outbreak of coronavirus, or COVID-19, and the significant impact that such outbreak has had and may have on our growth, operations, earnings and asset quality;
•our ability to sustain our current internal growth rate and total growth rate;
•changes in geopolitical, business and economic events, occurrences and conditions, including changes in rates of inflation or deflation, nationally, regionally and in our target markets, particularly in Texas and Colorado;
•worsening business and economic conditions nationally, regionally and in our target markets, particularly in Texas and Colorado, and the geographic areas in those states in which we operate;
•our dependence on our management team and our ability to attract, motivate and retain qualified personnel;
•the concentration of our business within our geographic areas of operation in Texas and Colorado;
•changes in asset quality, including increases in default rates on loans and higher levels of nonperforming loans and loan charge-offs generally, and specifically resulting from the economic dislocation caused by the COVID-19 pandemic;
•concentration of the loan portfolio of Independent Bank, before and after the completion of acquisitions of financial institutions, in commercial and residential real estate loans and changes in the prices, values and sales volumes of commercial and residential real estate;
•the ability of Independent Bank to make loans with acceptable net interest margins and levels of risk of repayment and to otherwise invest in assets at acceptable yields and presenting acceptable investment risks;
•inaccuracy of the assumptions and estimates that the managements of our Company and the financial institutions that we acquire make in establishing reserves for probable loan losses and other estimates generally, and specifically as a result of the effect of the COVID-19 pandemic;
•lack of liquidity, including as a result of a reduction in the amount of sources of liquidity we currently have;
•material increases or decreases in the amount of deposits held by Independent Bank or other financial institutions that we acquire and the cost of those deposits;
•our access to the debt and equity markets and the overall cost of funding our operations;

•regulatory requirements to maintain minimum capital levels or maintenance of capital at levels sufficient to support our anticipated growth;
•changes in market interest rates that affect the pricing of the loans and deposits of each of Independent Bank and the financial institutions that we acquire and that affect the net interest income, other future cash flows, or the market value of the assets of each of Independent Bank and the financial institutions that we acquire, including investment securities;
•fluctuations in the market value and liquidity of the securities we hold for sale, including as a result of changes in market interest rates;
•effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;
•changes in economic and market conditions, including the economic dislocation resulting from the COVID-19 pandemic, that affect the amount and value of the assets of Independent Bank and of financial institutions that we acquire;
•the institution and outcome of, and costs associated with, litigation and other legal proceedings against one of more of the Company, Independent Bank and financial institutions that we acquire or to which any of such entities is subject;
•the occurrence of market conditions adversely affecting the financial industry generally, including the economic dislocation resulting from the COVID-19 pandemic;
•the impact of recent and future legislative regulatory changes, including changes in banking, securities, and tax laws and regulations and their application by the Company’s regulators, and changes in federal government policies, as well as regulatory requirements applicable to, and resulting from regulatory supervision of, the Company and Independent Bank as a financial institution with total assets greater than $10 billion;
•changes in accounting policies, practices, principles and guidelines, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the SEC and the Public Company Accounting Oversight Board, as the case may be;
•governmental monetary and fiscal policies, including changes resulting from the implementation of the new Current Expected Credit Loss accounting standard;
•changes in the scope and cost of FDIC insurance and other coverage;
•the effects of war or other conflicts, acts of terrorism (including cyber attacks) or other catastrophic events, including natural disasters such as storms, droughts, tornadoes, hurricanes and flooding, that may affect general economic conditions;
•our actual cost savings resulting from previous or future acquisitions are less than expected, we are unable to realize those cost savings as soon as expected, or we incur additional or unexpected costs;
•our revenues after previous or future acquisitions are less than expected;
•the liquidity of, and changes in the amounts and sources of liquidity available to, us, before and after the acquisition of any financial institutions that we acquire;
•deposit attrition, operating costs, customer loss and business disruption before and after our completed acquisitions, including, without limitation, difficulties in maintaining relationships with employees, may be greater than we expected;
•the effects of the combination of the operations of financial institutions that we have acquired in the recent past or may acquire in the future with our operations and the operations of Independent Bank, the effects of the integration of such operations being unsuccessful, and the effects of such integration being more difficult, time consuming, or costly than expected or not yielding the cost savings we expect;
•the impact of investments that the Company or Independent Bank may have made or may make and the changes in the value of those investments;
•the quality of the assets of financial institutions and companies that we have acquired in the recent past or may acquire in the future being different than we determined or determine in our due diligence investigation in connection with the acquisition of such financial institutions and any inadequacy of loan loss reserves relating to, and exposure to unrecoverable losses on, loans acquired;
•our ability to continue to identify acquisition targets and successfully acquire desirable financial institutions to sustain our growth, to expand our presence in our markets and to enter new markets;
•general business and economic conditions in our markets change or are less favorable than expected generally, and specifically as a result of the COVID-19 pandemic;
•changes occur in business conditions and inflation generally, and specifically as a result of the COVID-19 pandemic;
•an increase in the rate of personal or commercial customers’ bankruptcies generally, and specifically as a result of the COVID-19 pandemic;
•technology-related changes are harder to make or are more expensive than expected;

•attacks on the security of, and breaches of, the Company's and Independent Bank's digital information systems, the costs we or Independent Bank incur to provide security against such attacks and any costs and liability the Company or Independent Bank incurs in connection with any breach of those systems;
•the potential impact of technology and “FinTech” entities on the banking industry generally;
•the other factors that are described or referenced in Part I, Item 1A, of the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2020, as amended by the Company’s Annual Report on Form 10-K/A filed with the SEC on March 6, 2020, the Company’s Quarterly Reports on Form 10-Q, in each case under the caption “Risk Factors”; and
•other economic, competitive, governmental, regulatory, technological and geopolitical factors affecting the Company’s operations, pricing and services.
We urge you to consider all of these risks, uncertainties and other factors carefully in evaluating all such forward-looking statements made by us. As a result of these and other matters, including changes in facts, assumptions not being realized or other factors, the actual results relating to the subject matter of any forward-looking statement may differ materially from the anticipated results expressed or implied in that forward-looking statement. Any forward-looking statement made in this prospectus or made by us in any report, filing, document or information incorporated by reference in this prospectus, speaks only as of the date on which it is made. We undertake no obligation to update any such forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.
A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that these assumptions or bases have been chosen in good faith and that they are reasonable. However, we caution you that assumptions as to future occurrences or results almost always vary from actual future occurrences or results, and the differences between assumptions and actual occurrences and results can be material. Therefore, we caution you not to place undue reliance on the forward-looking statements contained in this prospectus or incorporated by reference herein.

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
As of June 30, 2020, the Company operated 93 full service banking locations in north, central and southeast Texas regions, and along the Colorado Front Range region, with 60 Texas locations and 33 Colorado locations.
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

Under the CARES Act, financial institutions are permitted to delay the implementation of ASU 2016-13, Financial Instruments - Credit Losses (CECL) until the earlier of the termination date of the national emergency declaration by the President or by December 31, 2020. The Company has elected such provision and will defer the adoption of CECL until such time has occurred with an effective retrospective implementation date of January 1, 2020. Refer to Note 1, Summary of Significant Accounting Policies, to the Company's consolidated financial statements included elsewhere in this report. Additionally, in a related action to the CARES Act, the joint federal bank regulatory agencies issued an interim final rule effective March 31, 2020, that allows banking organizations that implement CECL this year to elect to mitigate the effects of the CECL accounting standard on their regulatory capital for two years. This two-year delay is in addition to the three-year transition period that the agencies had already made available. Upon such point of adoption of CECL during 2020, the Company will elect to defer the regulatory capital effects of CECL in accordance with the interim final rule.

The CARES Act also includes a provision that permits a financial institution to elect to suspend temporarily troubled debt restructuring accounting under ASC Subtopic 310-40 in certain circumstances (“section 4013”). To be eligible under section 4013, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. In response to this section of the CARES Act, the federal banking agencies issued a revised interagency statement on April 7, 2020 that, in consultation with the Financial Accounting Standards Board, confirmed that for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. As of June 30, 2020, the Company has not made such an election.under the CARES Act.
In response to the pandemic, the Company has implemented a number of procedures to support the safety and well-being of its employees, customers and shareholders. In addition, the Company has taken deliberate actions to ensure the continued health and strength of its balance sheet in order to serve its clients and communities.
Employees, Customers and Communities

•The Company is supporting the health and safety of its employees and customers, and complying with government directives, through responsible operations administered under its board approved business continuity plan and protocols:
◦All branches are currently open and operating under reduced hours. Branch lobbies have been adjusted to encourage social distancing, surfaces are regularly sanitized and employees are required to wear face coverings when interacting with customers.
◦The Company increased customer education regarding mobile banking applications and developed a COVID-19 Resource Center accessible on the Company's website.
◦The Company has implemented work-from-home measures and provides special circumstances pay to employees impacted by COVID-19.
•The Company is participating in the CARES Act Paycheck Protection Program (PPP) by originating these Small Business Administration (SBA) loans for its existing customers. As of June 30, 2020, the Company has processed and funded 6,236 loans totaling $823.3 million. In association with these originations, the Company deferred SBA processing fees and internal origination costs of $30.5 million and $8.6 million, respectively, and have a remaining net deferred balance of $18.7 million as of the end of second quarter. The Company has utilized various sources of liquidity to fund these loans. Refer to the section captioned "Liquidity Management" elsewhere in this discussion for additional information.
•Since the beginning of the COVID-19 pandemic, the Company has worked with its borrowers on an individual, one-on-one basis to assess and understand the impact of pandemic-related economic hardship on the borrowers and provide prudent modifications allowing for payment deferrals or payment relief where appropriate that complies with the above guidance. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. Refer to Note 4, Loans, Net and Allowance for Loan Losses, to the Company's consolidated financial statements included elsewhere in this report. Deferral requests have substantially decreased since the beginning of the pandemic, and many borrowers have resumed full or partial payments. The Company will continue to work with its relationship borrowers to grant additional relief where necessary.
◦Cumulative 9% of total loans received a modification during the pandemic.
▪80% full payment deferral, 20% modified to interest only payments
▪56% of full deferral loans have made at least one payment since the deferral was granted
▪Average deferral length was 90 days

◦6% of total loans are still on deferral or have not resumed payment.
◦Deferrals peaked in April and substantially decreased in May and June
•The Company has made donations totaling over $100,000 to support food banks across its footprint to provide 355,000 meals to those most vulnerable during the crisis.

Capital, Liquidity & Credit

•Capital remains strong, with ratios of the Company, and its subsidiary bank, well above the standards to be considered well-capitalized under regulatory requirements.
•Liquidity remains strong, with cash and securities representing approximately 15.7% of assets as of June 30, 2020. The Company maintains the ability to access considerable sources of contingent liquidity at the Federal Home Loan Bank and the Federal Reserve. Management considers the Company's current liquidity position to be adequate to meet short-term and long-term liquidity needs. Refer to the section captioned "Liquidity Management" elsewhere in this discussion for additional information.
•As noted above, the Company elected to defer the adoption of the CECL accounting standard and has continued its consistent application of the incurred loss method for estimating the allowance for loan losses and applicable provision. Due to the macroeconomic environment brought on by the pandemic and energy price volatility, the Company recorded $23.1 million in provision for loan losses during second quarter 2020, increasing the allowance for loan losses to $80.1 million at June 30, 2020. Management believes that the allowance adequately supports inherent credit losses within the loan portfolio. Refer to the section captioned "Provision" and "Allowance for loan loss" elsewhere in this discussion for additional information.
•Asset quality remains solid, reflecting the Company's disciplined underwriting and conservative lending philosophy which has supported strong credit performance during prior financial crises.
•The Company's COVID-19 industry exposures are in the following loan categories as of June 30, 2020:
◦Commercial real estate (CRE) loans were $5.8 billion. The average loan size in the CRE portfolio is $1.2 million.
◦Construction and Development (C&D) loans were $1.7 billion. The average loan size in the C&D portfolio was $690.7 thousand and the average loan-to-value was 58.6%. Construction activity continues across Texas and Colorado, and 98.3% of the Company’s C&D loans are located in either Texas or Colorado. Of the Company’s C&D loans, 41.4% are for owner-occupied properties.
◦The Company's Retail CRE loans were approximately $1.7 billion, with the average loan size of $1.7 million. The mix of the portfolio consists of loans secured by 71.6% in strip centers properties, 16.5% in free standing/single tenant properties, 10.1% in mixed use properties, and 1.8% in big box properties.
◦The Company has approximately $441.5 million of loans secured by hotel and motel properties, with the average loan size of $5.5 million and the average loan-to-value of 57.3%. The mix of the portfolio consists of 64.3% of loans secured by limited service properties, 14.3% secured by full-service properties, 13.1% secured by extended stay properties, and 8.3% secured by boutique/independent properties.
◦Energy loans were $207.4 million, or 1.8% of total loans held for investment, excluding mortgage warehouse purchase loans. Energy loans are secured 89.9% by exploration and production of oil and gas, and 10.1% by energy services companies. Energy allowance for loan losses represents 6.8% of the total energy loan portfolio.

This pandemic crisis has been impactful and the timing and magnitude of recovery cannot be predicted. The Company continues to closely monitor the impact of COVID -19 on its customers and the communities it serves; however, the extent to which the pandemic will impact operations and financial results during the remainder of 2020 is uncertain.
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
The comparability of the Company's results of operations for the three and six months ended June 30, 2020 and 2019 are affected by these transactions.
Termination of proposed merger with Texas Capital Bancshares, Inc.: The Company and Texas Capital Bancshares, Inc. (TCBI) and its subsidiary, Texas Capital Bank, had entered into an Agreement and Plan of Merger (Merger Agreement), dated as of December 9, 2019, providing for the merger of TCBI with and into the Company (the Merger), with the Company as the surviving entity in the Merger. On May 22, 2020, the Company and TCBI entered into a mutual agreement (Agreement) to terminate the Merger Agreement. The transaction is discussed in more detail in Note 1, Summary of Significant Accounting Policies, to the Company's consolidated financial statements included elsewhere in this report.

Discussion and Analysis of Results of Operations for the Three and Six Months Ended June 30, 2020 and 2019
The following discussion and analysis of the Company's results of operations compares the operations for the three and six months ended June 30, 2020 with the three and six months ended June 30, 2019. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results of operations that may be expected for all of the year ending December 31, 2020.
Results of Operations
For the three months ended June 30, 2020, net income was $38.7 million ($0.90 per common share on a diluted basis) compared with net income of $49.7 million ($1.15 per common share on a diluted basis) for the three months ended June 30, 2019. The Company posted annualized returns on average equity of 6.44% and 8.90%, returns on average assets of 0.94% and 1.39% and efficiency ratios of 51.94 and 51.25% for the three months ended June 30, 2020 and 2019, respectively. The efficiency ratio is calculated by dividing total noninterest expense (which excludes the provision for loan losses and the amortization of other intangible assets) by net interest income plus noninterest income.
For the six months ended June 30, 2020, net income was $82.9 million ($1.92 per common share on a diluted basis) compared with $86.9 million ($1.99 per common share on a diluted basis) for the six months ended June 30, 2019. The Company posted annualized returns on average equity of 6.96% and 7.85%, returns on average assets of 1.06% and 1.23% and efficiency ratios of 51.82% and 55.69% for the six months ended June 30, 2020 and 2019, respectively.
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

Net interest income was $128.4 million for the three months ended June 30, 2020, a decrease of $1.3 million, or 1.0%, from $129.6 million for the three months ended June 30, 2019. This slight decrease in net interest income is due to $9.1 million less purchase accounting loan accretion and reduction in loan yields offset by decreased costs of interest bearing liabilities. Average interest earning assets increased $2.0 billion or 16.2%, to $14.7 billion for the three months ended June 30, 2020 compared to $12.6 billion for the three months ended June 30, 2019. The increase is primarily related to increased average loan balances including PPP loans and mortgage warehouse loans, as well an increases in average interest-bearing deposits with correspondent banks due to significant deposit growth in second quarter 2020. The yield on average interest earning assets decreased 118 basis points from 5.32% for the three months ended June 30, 2019 to 4.14% for the three months ended June 30, 2020. The decrease from the prior year was due primarily to lower rates on interest-earning assets due to decreases in the Fed Funds rate over the periods coupled with increased volume of average interest-bearing deposits, in addition to decreased loan yields as a result of decreased loan accretion and the addition of lower yielding PPP loans to the portfolio. The average cost of interest-bearing liabilities decreased 80 basis points to 0.90% for the three months ended June 30, 2020 compared to 1.70% for the three months ended June 30, 2019. The decrease is primarily due to lower rates offered on our deposits, primarily promotional certificate of deposit products and money market accounts, tied to Fed Funds rates, as well as rate decreases on short-term FHLB advances and our other debt. The aforementioned changes resulted in a 60 basis point decrease in the net interest margin for the three months ended June 30, 2020 at 3.51% compared to 4.11% for the three months ended June 30, 2019. The decrease was primarily due to the multiple decreases in the Fed Funds rate during the year over year period as well as a decrease of $9.1 million in accretion.
Net interest income was $251.6 million for the six months ended June 30, 2020, an increase of $318.0 thousand, or 0.1%, from $251.3 million for the six months ended June 30, 2019. The slight increase is due to a $1.5 billion increase, or 12.2%, in average interest-earning assets to $13.9 billion for the six months ended June 30, 2020 compared to $12.4 billion for six months ended June 30, 2019, offset by overall lower rates earned on interest-bearing assets and lower rates paid on interest-bearing liabilities. The increase in average interest-earning assets is primarily a result of increased average loan balances including PPP loans and mortgage warehouse loans, as well as an increase in average interest-bearing deposits with correspondent banks. The average yield on interest earning assets decreased 81 basis points from 5.25% for the six months ended June 30, 2019 to 4.44% for the six months ended June 30, 2020. The decrease from the prior year was due primarily to current lower rates on interest-earning assets due to decreases in the Fed Funds rate over the periods coupled with increased volume of average interest-bearing deposits, in addition to decreased loan yields as a result of decreased loan accretion and the addition of lower yielding PPP loans to the portfolio. The average rate paid on interest bearing liabilities decreased 50 basis points from 1.64% to 1.14% over the same period. The decrease in the cost of interest-bearing liabilities is due to the lower rates offered on deposit products, primarily checking and money market products as well as lower rates paid on short-term FHLB advances and junior subordinated debt. The net interest margin for the six months ended June 30, 2020 decreased 45 basis points to 3.63% compared to 4.08% for the six months ended June 30, 2019.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis.  The following table present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and six months ended June 30, 2020 and 2019. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances.

	Three Months Ended June 30,
	2020			2019
(dollars in thousands)	Average Outstanding Balance	Interest	Yield/ Rate (4)	Average Outstanding Balance	Interest	Yield/ Rate (4)
Interest-earning assets:
Loans (1)	$12,297,599	$143,405	4.69%	$11,088,633	$157,431	5.69%
Taxable securities	750,381	4,828	2.59	776,869	5,277	2.72
Nontaxable securities	348,204	2,168	2.50	332,552	2,127	2.57
Interest bearing deposits and other	1,296,048	840	0.26	446,075	2,828	2.54
Total interest-earning assets	14,692,232	151,241	4.14	12,644,129	167,663	5.32
Noninterest-earning assets	1,793,324			1,753,723
Total assets	$16,485,556			$14,397,852
Interest-bearing liabilities:
Checking accounts	$4,350,985	$6,044	0.56%	$3,846,970	$10,653	1.11%
Savings accounts	598,237	260	0.17	524,642	332	0.25
Money market accounts	2,304,386	4,540	0.79	2,074,568	11,041	2.13
Certificates of deposit	1,707,470	7,483	1.76	1,782,799	9,296	2.09
Total deposits	8,961,078	18,327	0.82	8,228,979	31,322	1.53
FHLB advances	1,076,648	1,289	0.48	500,330	2,984	2.39
Other borrowings	184,393	2,685	5.86	201,540	2,923	5.82
Junior subordinated debentures	53,906	568	4.24	53,708	791	5.91
Total interest-bearing liabilities	10,276,025	22,869	0.90	8,984,557	38,020	1.70
Noninterest-bearing checking accounts	3,699,045			3,093,478
Noninterest-bearing liabilities	92,448			78,305
Stockholders’ equity	2,418,038			2,241,512
Total liabilities and equity	$16,485,556			$14,397,852
Net interest income		$128,372			$129,643
Interest rate spread			3.24%			3.62%
Net interest margin (2)			3.51			4.11
Net interest income and margin (tax equivalent basis) (3)		$129,344	3.54		$130,568	4.14
Average interest-earning assets to interest-bearing liabilities			142.98			140.73

	Six Months Ended June 30, 2020
	2020			2019
(dollars in thousands)	Average Outstanding Balance	Interest	Yield/ Rate (4)	Average Outstanding Balance	Interest	Yield/ Rate (4)
Interest-earning assets:
Loans (1)	$11,917,473	$290,510	4.90%	$10,899,746	$302,962	5.61%
Taxable securities	757,608	9,992	2.65	774,837	10,727	2.79
Nontaxable securities	338,923	4,233	2.51	333,757	4,352	2.63
Interest bearing deposits and other	916,812	2,911	0.64	413,248	5,198	2.54
Total interest-earning assets	13,930,816	307,646	4.44	12,421,588	323,239	5.25
Noninterest-earning assets	1,794,757			1,766,074
Total assets	$15,725,573			$14,187,662
Interest-bearing liabilities:
Checking accounts	$4,341,287	$17,017	0.79%	$3,877,885	$20,751	1.08%
Savings accounts	574,327	525	0.18	514,816	656	0.26
Money market accounts	2,177,205	12,353	1.14	1,987,400	20,652	2.10
Certificates of deposit	1,762,340	16,503	1.88	1,720,679	17,105	2.00
Total deposits	8,855,159	46,398	1.05	8,100,780	59,164	1.47
FHLB advances	743,407	2,915	0.79	473,329	5,594	2.38
Other borrowings	189,618	5,480	5.81	193,656	5,638	5.87
Junior subordinated debentures	53,881	1,240	4.63	53,683	1,548	5.81
Total interest-bearing liabilities	9,842,065	56,033	1.14	8,821,448	71,944	1.64
Noninterest-bearing checking accounts	3,398,116			3,059,110
Noninterest-bearing liabilities	91,768			76,521
Stockholders’ equity	2,393,624			2,230,583
Total liabilities and equity	$15,725,573			$14,187,662
Net interest income		$251,613			$251,295
Interest rate spread			3.30%			3.61%
Net interest margin (2)			3.63			4.08
Net interest income and margin (tax equivalent basis) (3)		$253,498	3.66		$253,133	4.11
Average interest-earning assets to interest-bearing liabilities			141.54			140.81
____________
(1) Average loan balances include nonaccrual loans.
(2) Net interest margins for the periods presented represent: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.
(3) A tax-equivalent adjustment has been computed using a federal income tax rate of 21% for the three and six months ended June 30, 2020 and 2019.
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
The Company recorded a $23.1 million provision for loan losses for the three months ended June 30, 2020 compared to $4.7 million for the comparable period in 2019. Provision expense for the six months ended June 30, 2020 was $31.5 million compared to $8.0 million for the same period in 2019. Provision expense is generally reflective of organic loan growth as well as charge-offs or specific reserves taken during the respective period. The increase from prior year is primarily due to general provision expense incurred in first half of 2020 due to economic factors related to the COVID-19 and energy price volatility. The increase is also reflective of a $7.5 million net increase in specific reserves for the six months ending June 30, 2020, including specific reserve allocations of $6.9 million on an energy credit, $4.1 million of which was added in second quarter 2020. Net charge-offs were $1.5 million and $169 thousand for the three months ended June 30, 2020 and 2019, respectively, and $2.9 million and $1.7 million for the six months ended June 30, 2020 and 2019, respectively. Net charge-offs for the six months ended June 30, 2020 were primarily due to a $1.1 million commercial loan charge-off, $735 thousand commercial real estate loan charge-off and $563 thousand in charge-offs on an energy credit while net charge-offs for the six months ended June 30, 2019 were elevated due to $402 thousand in nonaccrual charge-offs and a partial charge-off totaling $827 thousand related to an energy loan.
Noninterest Income
The following table sets forth the components of noninterest income for the three and six months ended June 30, 2020 and 2019 and the period-over-period variations in such categories of noninterest income:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(dollars in thousands)	2020	2019	2020 v. 2019		2020	2019	2020 v. 2019
Noninterest Income
Service charges on deposit accounts	$4,849	$6,164	$(1,315)	(21.3)%	$10,391	$12,074	$(1,683)	(13.9)%
Investment management and trust	1,646	2,522	(876)	(34.7)	3,632	4,741	(1,109)	(23.4)
Mortgage banking revenue	10,479	3,702	6,777	183.1	13,004	6,795	6,209	91.4
Gain on sale of loans	689	—	689	N/M	647	—	647	N/M
Gain on sale of other real estate	12	312	(300)	N/M	37	312	(275)	N/M
Gain on sale of securities available for sale	26	20	6	N/M	382	265	117	N/M
Gain (loss) on sale and disposal of premises and equipment	340	(279)	619	N/M	277	(270)	547	N/M
Increase in cash surrender value of BOLI	1,331	1,374	(43)	(3.1)	2,672	2,733	(61)	(2.2)
Other	6,003	2,384	3,619	151.8	8,844	5,973	2,871	48.1
Total noninterest income	$25,375	$16,199	$9,176	56.6%	$39,886	$32,623	$7,263	22.3%
____________
N/M - not meaningful
Total noninterest income increased $9.2 million, or 56.6% and increased $7.3 million, or 22.3% for the three and six months ended June 30, 2020 over same periods in 2019, respectively. Significant changes in the components of noninterest income are discussed below.

Service charges on deposit accounts. Service charges on deposit accounts decreased $1.3 million, or 21.3% and $1.7 million, or 13.9%, for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. Service charge income related to transaction volumes such as non-sufficient funds and debit card fees have been adversely impacted by the pandemic during 2020.
Investment management and trust. Investment management and trust decreased $876 thousand, or 34.7%, and $1.1 million, or 23.4%, for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. The decrease is primarily a result of the sale trust business in fourth quarter 2019 coupled with a decline in assets under management, resulting from the market decline during 2020.
Mortgage banking revenue. Mortgage banking revenue increased $6.8 million, or 183.1% and increased $6.2 million, or 91.4% for the three and six months ended June 30, 2020 as compared to the same periods in 2019. The increase was primarily reflective of increased mortgage origination and refinance activity resulting from the low interest rate environment during 2020. Revenue was also positively impacted by the favorable market conditions during 2020, which resulted in fair value gains on our derivative hedging instruments of $3.3 million and $1.7 million for the three and six months ended June 30, 2020, respectively, compared to losses of $256 thousand and $625 thousand for the same periods in 2019, respectively.

Other. Other noninterest income increased $3.6 million, or 151.8% and increased $2.9 million, or 48.1% for the three and six months ended June 30, 2020 as compared to the same periods in 2019. The increase from the prior year periods is due to the recovery of a $3.5 million contingency reserve on an acquired SBA loan participation sold in addition to higher mortgage warehouse fees offset by a decrease in swap dealer income.
Noninterest Expense
Noninterest expense increased $5.1 million, or 6.5% and decreased $7.2 million, or 4.4% for the three and six months ended June 30, 2020 as compared to the same periods in 2019. The following table sets forth the components of the Company’s noninterest expense for the three and six months ended June 30, 2020 and 2019 and the period-over-period variations in such categories of noninterest expense:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(dollars in thousands)	2020	2019	2020 v. 2019		2020	2019	2020 v. 2019
Noninterest Expense
Salaries and employee benefits	$34,428	$40,532	$(6,104)	(15.1)%	$73,088	$82,912	$(9,824)	(11.8)%
Occupancy	9,378	9,585	(207)	(2.2)	19,415	18,576	839	4.5
Communications and technology	5,925	5,776	149	2.6	11,477	10,840	637	5.9
FDIC assessment	1,989	962	1,027	106.8	3,741	2,210	1,531	69.3
Advertising and public relations	862	812	50	6.2	1,473	1,475	(2)	(0.1)
Other real estate owned expenses, net	42	79	(37)	(46.8)	416	150	266	177.3
Impairment of other real estate	738	988	(250)	(25.3)	738	1,424	(686)	(48.2)
Amortization of other intangible assets	3,175	3,235	(60)	(1.9)	6,351	6,470	(119)	(1.8)
Professional fees	2,181	1,544	637	41.3	6,395	2,714	3,681	135.6
Acquisition expense, including legal	15,629	3,723	11,906	N/M	16,178	18,710	(2,532)	(13.5)
Other	8,683	10,742	(2,059)	(19.2)	18,126	19,092	(966)	(5.1)
Total noninterest expense	$83,030	$77,978	$5,052	6.5%	$157,398	$164,573	$(7,175)	(4.4)%
____________
N/M - not meaningful

Salaries and employee benefits. Salaries and employee benefits decreased $6.1 million, or 15.1% and decreased $9.8 million, or 11.8% for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The decrease in second quarter 2020 is primarily due to deferred salaries costs of $7.2 million and $3.1 million related to the origination of the PPP loans and other COVID-related loan modifications/deferrals, respectively. Offsetting the deferred salaries costs in second quarter 2020 was $2.8 million in severance expense and accelerated stock grant amortization related to departmental and business line restructurings, $1.4 million of bonuses and overtime related to PPP loan activity as well as increases for pandemic related special circumstance pay and mortgage production commission expense. In addition, the relative change in salaries and benefits expense for the six months ended June 30, 2020 compared to the same period in 2019 is reflective of severance and retention expense incurred in 2019 totaling $4.8 million related to employees not retained from the Guaranty acquisition that closed January 1, 2019 and the second quarter 2019 branch restructuring.
FDIC assessment. FDIC assessment increased $1.0 million, or 106.8%, and $1.5 million, or 69.3%, for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019. The higher FDIC assessment is directly related to the bank becoming a large institution under regulatory guidelines, effective January 1, 2020, which resulted in higher assessment costs from the year over year periods.
Professional fees. Professional fees increased $637 thousand and $3.7 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. Professional fees increased due to higher legal expenses related to ongoing acquired litigation, and increased consulting expenses related to a compliance project and new system implementations.
Acquisition expenses. Acquisition expenses increased $11.9 million and decreased $2.5 million for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. Acquisition expense was elevated in the three months ended June 30, 2020 compared to the same period in prior year due to costs related to the terminated merger, including $8.8 million in integration costs and $6.0 million in legal and advisory fees. The prior year six month period was elevated due to contract termination fees and conversion-related costs incurred related to the Guaranty system conversion in second quarter 2019 as well as expenses in first quarter 2019 of $8.7 million related to change in control payments.
Other noninterest expense. Other noninterest expense decreased $2.1 million, or 19.2% and decreased $1.0 million, or 5.1% for the three and six months ended June 30, 2020 compared to the same periods in 2019. The decrease in other noninterest expense compared to the same periods in 2019 is primarily due to an operations loss recognized in second quarter 2019 which was partially recovered in second quarter 2020, resulting in a net total loss of $974 thousand for the year over year period. In addition, deposit-related expenses and auto and travel expenses were significantly lower in 2020 due to the pandemic disruption.
Income Tax Expense
Income tax expense was $8.9 million and $19.7 million for the three and six months ended June 30, 2020, respectively, and $13.4 million and $24.5 million for the same periods in 2019. The effective tax rates were 18.7 and 19.2% for the three and six months ended June 30, 2020, respectively, compared to 21.2% and 22.0% for the same period in 2019. The lower effective tax rate for the three months ended June 30, 2020 is primarily a result of the 2019 provision to return adjustment related to state income tax and an adjustment to the Company's estimated 2020 state income tax rates recorded in second quarter 2020. In addition, the change for the six month comparable periods is primarily a result of an $856 thousand tax benefit recorded in first quarter 2020 due to the net operating loss carryback provision allowed through the enactment of the CARES Act, while the higher effective tax rate in 2019 is due to $1.4 million in deductibility limitations related to the change in control payments made to Guaranty employees and nondeductible acquisition expenses in addition to increased state income tax expense.
Discussion and Analysis of Financial Condition
The following is a discussion and analysis of the Company’s financial condition as of June 30, 2020 and December 31, 2019.
Assets
The Company’s total assets increased by $2.0 billion, or 13.6%, to $17.0 billion as of June 30, 2020 from $15.0 billion at December 31, 2019. The increase is due primarily to organic growth in addition to loan and deposit growth related to the PPP program.

Loan Portfolio
The Company’s loan portfolio is the largest category of the Company’s earning assets. The following table presents the balance and associated percentage of each major category in the Company's loan portfolio as of June 30, 2020 and December 31, 2019:

(dollars in thousands)	June 30, 2020		December 31, 2019
Commercial (1)(2)	$3,417,423	27.0%	$2,482,356	21.3%
Real estate:
Commercial	5,813,311	45.9	5,872,653	50.4
Commercial construction, land and land development	1,363,849	10.8	1,236,623	10.6
Residential (3)	1,546,975	12.2	1,550,872	13.3
Single-family interim construction	370,957	2.9	378,120	3.2
Agricultural	95,784	0.8	97,767	0.9
Consumer	58,215	0.4	32,603	0.3
Other	337	—	621	—
Total loans	12,666,851	100.0%	11,651,615	100.0%
Deferred loan fees (2)	(16,482)		(1,695)
Allowance for loan losses	(80,055)		(51,461)
Total loans, net	$12,570,314		$11,598,459
____________
(1) Includes mortgage warehouse purchase loans of $903.6 million and $687.3 million at June 30, 2020 and December 31, 2019, respectively.
(2) Includes SBA PPP loans of $823,289 with net deferred loan fees of $18,722 at June 30, 2020.
(3) Includes loans held for sale of $72.9 million and $35.6 million at June 30, 2020 and December 31, 2019, respectively.

As of June 30, 2020 and December 31, 2019, total loans, net of allowance for loan losses and deferred fees, totaled $12.6 billion and $11.6 billion, respectively, which is an increase of 8.4% between the two dates. The increase is primarily due to $804.6 million of net PPP loans funded during second quarter 2020 as well as increases in the mortgage loans held for sale and mortgage warehouse purchase loans volumes during 2020 due to a low mortgage rate environment.
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
As a result of the current economic environment caused by the COVID-19 outbreak, the Company has worked with its borrowers on an individual, one-on-one basis to assess and understand the impact of pandemic-related economic hardship on the borrowers and provide prudent modifications allowing for short-term payment deferrals or payment relief where appropriate. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. Under applicable accounting and regulatory guidance, such modifications are not considered troubled debt restructurings and none were considered impaired loans. It is possible that the Company’s asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

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

(dollars in thousands)	June 30, 2020	December 31, 2019
Nonaccrual loans
Commercial	$16,744	$3,130
Real estate:
Commercial real estate, construction, land and land development	4,523	6,461
Residential real estate	2,292	1,820
Agricultural	805	114
Consumer	22	22
Total nonaccrual loans (1)	24,386	11,547
Loans delinquent 90 days or more and still accruing
Commercial	—	14,529
Real estate:
Commercial real estate, construction, land and land development	182	—
Consumer	1	—
Total loans delinquent 90 days or more and still accruing	183	14,529
Troubled debt restructurings, not included in nonaccrual loans
Real estate:
Commercial real estate, construction, land and land development	1,850	352
Residential real estate	182	188
Total troubled debt restructurings, not included in nonaccrual loans	2,032	540
Total nonperforming loans	26,601	26,616
Other real estate owned and other repossessed assets:
Real estate:
Commercial real estate, construction, land and land development	1,213	4,819
Single family interim construction	475	—
Consumer	114	114
Total other real estate owned and other repossessed assets	1,802	4,933
Total nonperforming assets	$28,403	$31,549
Ratio of nonperforming loans to total loans held for investment (2)	0.23%	0.24%
Ratio of nonperforming assets to total assets	0.17	0.21
____________
(1)  Nonaccrual loans include troubled debt restructurings of $624 thousand and $668 thousand at June 30, 2020 and December 31, 2019, respectively and excludes loans acquired with deteriorated credit quality of $8.1 million and $10.9 million as of June 30, 2020 and December 31, 2019, respectively.
(2)  Excluding mortgage warehouse purchase loans of $903.6 million and $687.3 million as of June 30, 2020 and December 31, 2019, respectively.
Nonaccrual loans increased to $24.4 million at June 30, 2020 from $11.5 million as of December 31, 2019. Troubled debt restructurings that were not on nonaccrual status totaled $2.0 million at June 30, 2020, increasing from $540 thousand at December 31, 2019. The increase in nonaccrual loans was primarily due to a $13.8 million commercial energy loan, reflected in loans 90 days past due and still accruing as of December 31, 2019, as well as a $1.7 million commercial loan placed on nonaccrual, offset by a $1.1 million energy credit paydown and partial charge-off, a $1.1 million commercial loan charge-off and a $1.9 million single family construction loan placed in foreclosure during the six months ended June 30, 2020. The increase in troubled debt restructurings was primarily due to a $1.5 million commercial real estate loan modified during first quarter 2020.
The net decrease in other real estate owned and repossessed assets is primarily due to the sale of three properties totaling $3.0 million.

As of June 30, 2020, the Company had a total of 83 substandard and doubtful loans with an aggregate principal balance of $91.9 million that were not currently impaired loans or purchase credit impaired loans, nonaccrual loans, 90 days past due loans or troubled debt restructurings, but where the Company had information about possible credit problems of the borrowers that caused the Company’s management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that could result in those loans becoming nonaccrual loans, 90 days past due loans or troubled debt restructurings in the future.
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
Allowance for Loan Losses. As permitted under the CARES Act, the Company elected to defer the adoption of the current expected credit loss (CECL) accounting standard and has continued its consistent application of the incurred loss method for estimating the allowance for loan losses and applicable provision. The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The Company’s allowance for loan losses represents the Company’s estimate of probable and reasonably estimable loan losses inherent in loans held for investment as of the respective balance sheet date. The Company’s methodology for assessing the adequacy of the allowance for loan losses includes a general allowance for performing loans, which are grouped based on similar characteristics, and an allocated allowance for individual impaired loans. Actual credit losses or recoveries are charged or credited directly to the allowance. As of June 30, 2020, the allowance for loan losses amounted to $80.1 million, or 0.68% of total loans held for investment, excluding mortgage warehouse purchase loans, compared with $51.5 million, or 0.47% as of December 31, 2019. The dollar and percentage increases from year end is primarily due added reserves for economic concerns related to the pandemic, as well as a $1.1 million charge-off on a commercial loan and a $6.9 million specific reserve placed on an energy credit.
The allowance for loan losses to nonperforming loans has increased from 193.35% at December 31, 2019 to 300.95% at June 30, 2020. Nonperforming loans have remained at $26.6 million at June 30, 2020 and December 31, 2019.
Securities Available for Sale
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit, interest rate and duration risk. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions.
The Company recognized a net gain of $26 thousand and $382 thousand on the sale of securities for the three and six months ended June 30, 2020 and a net gain of $20 thousand and $265 thousand on the sale of securities for the three and six month ended June 30, 2019. Securities represented 6.2% and 7.3% of the Company’s total assets at June 30, 2020 and December 31, 2019, respectively.
Certain investment securities are valued at less than their historical cost. Management evaluates securities for other-than-temporary impairment (OTTI) on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation. Management does not intend to sell any debt securities it holds and believes the Company more likely than not will not be required to sell any debt securities it holds before their anticipated recovery, at which time the Company will receive full value for the securities. Management has the ability and intent to hold the securities classified as available for sale that were in a loss position as of June 30, 2020 for a period of time sufficient for an entire recovery of the cost basis of the securities. For those securities that are impaired, the unrealized losses are largely due to interest rate changes. The fair value is expected to recover as the securities approach their maturity date. Management believes any impairment in the Company’s securities at June 30, 2020, is temporary and no other-than-temporary impairment has been realized in the Company’s consolidated financial statements.
Capital Resources and Regulatory Capital Requirements
Total stockholder’s equity was $2.4 billion at June 30, 2020 compared to $2.3 billion at December 31, 2019, an increase of approximately $85.2 million. The increase was primarily due to net income of $82.9 million earned by the Company during the six months ended June 30, 2020, stock based compensation of $4.4 million and an increase of $19.6 million in unrealized gain on available for sale securities offset by dividends paid of $21.5 million.

As of June 30, 2020, the Company and the Bank exceeded the Basel III capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	As of June 30, 2020
	Actual Consolidated	Actual Bank	Required minimum capital - Basel III	Required to be considered well capitalized (Bank only)
	Ratio	Ratio	Ratio	Ratio
Tier 1 capital to average assets ratio	8.94%	10.06%	4.00%	≥5.00%
Common equity tier 1 capital to risk weighted assets ratio	10.17	11.93	7.00	≥6.50
Tier 1 capital to risk weighted assets ratio	10.60	11.93	8.50	≥8.00
Total capital to risk weighted assets ratio	12.44	12.55	10.50	≥10.00
Share Repurchase Program. The Company established share repurchase programs in prior years which would allow the Company to purchase its common stock in the open market or in privately negotiated transactions. In general, share repurchase programs allow the Company to proactively manage its capital position and return excess capital to shareholders. On October 24, 2018, the Company announced the reestablishment of its share repurchase program. The program authorizes the purchase by the Company of up to $75.0 million of its common stock and was authorized to continue through October 1, 2019. On October 17, 2019, the repurchase program was renewed and authorized to continue through December 31, 2020. As of December 31, 2019, the Company repurchased a total of 897,738 shares of Company stock at a total cost of $49.0 million under this program. No repurchases were made during the period ended June 30, 2020.
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
In addition to the liquidity provided by the sources described above, the Company maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of June 30, 2020, the Company had established federal funds lines of credit with nine unaffiliated banks totaling $365.0 million with no borrowings against the lines at that time. The Company also participates in an exchange that provides direct overnight borrowings with other financial institutions with a borrowing capacity of $694.0 million with none outstanding as of June 30, 2020. The Company has an unsecured line of credit totaling $100.0 million with an unrelated commercial bank. There were $6.0 million of borrowings against the line as of June 30, 2020. Based on the values of stock, securities, and loans pledged as collateral, as of June 30, 2020, the Company had additional borrowing capacity with the FHLB of $3.0 billion. In addition, the Company maintains a secured line of credit with the Federal Reserve Bank with availability to borrow $692.1 million at June 30, 2020.

In April 2020, the Company began originating loans to qualified small businesses under the CARES Act PPP administered by the SBA. As of June 30, 2020, the Company processed and funded 6,236 loans totaling $823.3 million. As of June 30, 2020, the Company has a $300.0 million advance from the FHLB that provided supplemental funding for the PPP loan originations. The short-term, full-recourse advance bears interest at an annualized rate of 0.35% and expires on July 15, 2020. The Company is also participating in the Federal Reserve's PPP Facility, which, through September 30, 2020, extends loans to banks who are loaning money to small businesses under the PPP. The amounts borrowed under the facility are non-recourse and secured by and limited to the amount of the PPP loans originated. The maturity date of a borrowing under the PPP Facility is equal to the maturity date of the PPP loan pledged to secure the borrowing. Borrowings under the PPP Facility bear interest at a rate of 0.35%. As of June 30, 2020, the Company had outstanding borrowings of $7.5 million with pledged loans maturing in April 2022 under the PPP Facility. The Company will utilize this line as needed for liquidity purposes. Federal bank regulatory agencies have issued an interim final rule that permits banks to neutralize the regulatory capital effects of participating in the PPP through the PPP Facility. Specifically, all PPP loans will have a zero percent risk weight under applicable risk-based capital rules. Additionally, a bank may exclude all PPP loans pledged as collateral to the PPP Facility from its average total consolidated assets for the purposes of calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPP Facility will be included.
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
Independent Bank’s commitments to extend credit and outstanding standby letters of credit were $2.2 billion and $24.5 million, respectively, as of June 30, 2020. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. The Company manages the Company’s liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that the Company will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.

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
Goodwill and Other Intangible Assets. The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. The Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a quantitative impairment test is unnecessary. If the Company concludes otherwise, then it is required to perform an impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. The Company performs its impairment test annually as of December 31. During the period ended March 31, 2020, the economic turmoil and market volatility resulting from the coronavirus (COVID-19) pandemic crisis resulted in a substantial decrease in the Company's stock price and market capitalization. Management believed such decrease was a triggering indicator requiring an interim goodwill impairment quantitative analysis which resulted in no impairment charge for the period ended March 31, 2020. During the quarter ended June 30, 2020, the Company's stock price and market capitalization improved. Refer to Note 1, Summary of Significant Accounting Policies, in the notes to the Company's consolidated financial statements included elsewhere in this report for additional information.
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
The Company's interest rate risk model indicated that it was in an asset neutral position in terms of interest rate sensitivity as of June 30, 2020. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income based on the interest rate risk model as of June 30, 2020:

Hypothetical Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
200	3.67%
100	1.93
(100)	(3.80)
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
On May 1, 2015, the plaintiffs filed a motion requesting permission to file a Second Amended Class Action Complaint in this case, which motion was subsequently granted. The Second Amended Class Action Complaint asserted previously unasserted claims, including aiding and abetting or participation in a fraudulent scheme based upon the large amount of deposits that the Stanford Entities held at BOH and the alleged knowledge of certain BOH officers. The plaintiffs seek recovery from Independent Bank and other defendants for their losses. The case was inactive due to a court-ordered discovery stay issued March 2, 2015 pending the Court’s ruling on plaintiff’s motion for class certification and designation of class representatives and counsel. On November 7, 2017, the Court issued an order denying the plaintiff’s motion. In addition, the Court lifted the previously ordered discovery stay. On January 11, 2018, the Court entered a scheduling order providing that the case be ready for trial on January 27, 2020. Due to agreed upon extensions of discovery on July 25, 2019, the Court amended the scheduling order to provide that the case be ready for trial on January 11, 2021. In light of additional agreed upon extensions of discovery deadlines, the Court entered a new scheduling order on March 9, 2020, which now provides that the case be ready for trial March 15, 2021. In light of delays in discovery associated with the COVID-19 pandemic, the parties agreed to amend the scheduling order with new ready for trial date of May 6, 2021. The Company has experienced an increase in legal fees associated with the defense of this claim and anticipates further increases in legal fees as the case proceeds to trial.
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

Item 1A. RISK FACTORS
In evaluating an investment in the Company's common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2019,and Part II, Item 1A of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and in the information contained in this Quarterly Report on Form 10-Q and our other reports and registrations statements.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share Repurchase Program The Company established a share repurchase program which allows the Company to purchase its common stock in the open market or in privately negotiated transactions. In general, the share repurchase program allows the Company to proactively manage its capital position and return excess capital to shareholders. Shares of Company stock repurchased to settle employee tax withholding related to vestings of stock awards are not included under this program. Refer to Note 1, Summary of Significant Accounting Policies, to the Company's consolidated financial statements included elsewhere in this report for additional information.
The following table summarizes the Corporation's repurchase activity during the three months ended June 30, 2020.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (thousands)
Total first quarter 2020	2,629	$55.35	—	$25,952
April 2020	—	—	—	25,952
May 2020	31	27.99	—	25,952
June 2020	—	—	—	25,952
Total second quarter 2020	31	27.99	—	25,952
Total 2020 year-to-date	2,660	$55.03	—	$25,952
____________
(1) Includes 2,660 shares purchased in connection with the vesting of restricted stock replacement awards acquired with the Guaranty merger. These transactions are not considered part of the Corporation's repurchase program.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None

Item 4. MINE SAFETY DISCLOSURES
Not applicable

Item 5. OTHER INFORMATION
None

Item 6. EXHIBITS
The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit 10.1
Mutual Termination Agreement, dated as of May 22, 2020, by and between Texas Capital Bancshares, Inc. and Independent Bank Group, Inc. which is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 26, 2020

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

Independent Bank Group, Inc.

Date:	July 30, 2020	By: /s/ David R. Brooks

David R. Brooks
Chairman, Chief Executive Officer and President

Date:	July 30, 2020	By: /s/ Michelle S. Hickox

Michelle S. Hickox
Executive Vice President
Chief Financial Officer