Form 10-Q
period 2020-09-30
Independent Bank Group, Inc.
filed 2020-10-29
CIK 1564618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2020.
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
Common Stock, Par Value $0.01 Per Share – 43,248,297 shares as of October 27, 2020.

INDEPENDENT BANK GROUP, INC. AND SUBSIDIARIES
Form 10-Q
September 30, 2020

***

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Independent Bank Group, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2020 (unaudited) and December 31, 2019
(Dollars in thousands, except share information)

	September 30,	December 31,
Assets	2020	2019
Cash and due from banks	$171,029	$186,299
Interest-bearing deposits in other banks	1,277,704	378,871
Federal funds sold	5,000	—
Cash and cash equivalents	1,453,733	565,170
Certificates of deposit held in other banks	4,481	5,719
Securities available for sale, at fair value	1,076,619	1,085,936
Loans held for sale (includes $81,476 and $29,204 carried at fair value, respectively)	87,406	35,645
Loans, net	12,770,681	11,562,814
Premises and equipment, net	242,720	242,874
Other real estate owned	1,642	4,819
Federal Home Loan Bank (FHLB) of Dallas stock and other restricted stock	26,504	30,052
Bank-owned life insurance (BOLI)	219,088	215,081
Deferred tax asset	4,196	6,943
Goodwill	994,021	994,021
Other intangible assets, net	91,215	100,741
Other assets	144,701	108,392
Total assets	$17,117,007	$14,958,207

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$4,187,150	$3,240,185
Interest-bearing	9,610,410	8,701,151
Total deposits	13,797,560	11,941,336
FHLB advances	375,000	325,000
Other borrowings	305,529	202,251
Junior subordinated debentures	53,973	53,824
Other liabilities	108,572	96,023
Total liabilities	14,640,634	12,618,434
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock (0 and 0 shares outstanding, respectively)	—	—
Common stock (43,244,797 and 42,950,228 shares outstanding, respectively)	432	430
Additional paid-in capital	1,932,690	1,926,359
Retained earnings	504,135	393,674
Accumulated other comprehensive income	39,116	19,310
Total stockholders’ equity	2,476,373	2,339,773
Total liabilities and stockholders’ equity	$17,117,007	$14,958,207
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Income
Three and Nine Months Ended September 30, 2020 and 2019 (unaudited)
(Dollars in thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income:
Interest and fees on loans	$144,138	$154,664	$434,648	$457,626
Interest on taxable securities	4,507	5,374	14,499	16,101
Interest on nontaxable securities	2,126	2,074	6,359	6,426
Interest on interest-bearing deposits and other	1,027	3,195	3,938	8,393
Total interest income	151,798	165,307	459,444	488,546
Interest expense:
Interest on deposits	15,679	33,386	62,077	92,550
Interest on FHLB advances	714	2,730	3,629	8,324
Interest on other borrowings	2,928	3,036	8,408	8,674
Interest on junior subordinated debentures	470	762	1,710	2,310
Total interest expense	19,791	39,914	75,824	111,858
Net interest income	132,007	125,393	383,620	376,688
Provision for loan losses	7,620	5,233	39,122	13,196
Net interest income after provision for loan losses	124,387	120,160	344,498	363,492
Noninterest income:
Service charges on deposit accounts	2,173	2,805	6,881	9,247
Investment management and trust	1,924	2,497	5,556	7,238
Mortgage banking revenue	14,722	4,824	27,726	11,619
Gain on sale of loans	—	6,779	647	6,779
Gain on sale of branch	—	1,549	—	1,549
Gain on sale of other real estate	—	539	37	851
Gain on sale of securities available for sale	—	—	382	265
Gain (loss) on sale and disposal of premises and equipment	34	(315)	311	(585)
Increase in cash surrender value of BOLI	1,335	1,402	4,007	4,135
Other	4,977	7,244	19,604	18,849
Total noninterest income	25,165	27,324	65,151	59,947
Noninterest expense:
Salaries and employee benefits	42,253	37,645	115,341	120,557
Occupancy	9,717	9,402	29,132	27,978
Communications and technology	5,716	5,758	17,193	16,598
FDIC assessment (credit)	1,597	(2,139)	5,338	71
Advertising and public relations	492	467	1,965	1,942
Other real estate owned expenses, net	43	152	459	302
Impairment of other real estate	46	—	784	1,424
Amortization of other intangible assets	3,175	3,235	9,526	9,705
Professional fees	2,871	2,057	9,266	4,771
Acquisition expense, including legal	47	9,465	16,225	28,175
Other	7,452	10,906	25,678	29,998
Total noninterest expense	73,409	76,948	230,907	241,521
Income before taxes	76,143	70,536	178,742	181,918
Income tax expense	16,068	14,903	35,807	39,418
Net income	$60,075	$55,633	$142,935	$142,500
Basic earnings per share	$1.39	$1.30	$3.32	$3.29
Diluted earnings per share	$1.39	$1.30	$3.31	$3.29
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Three and Nine Months Ended September 30, 2020 and 2019 (unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$60,075	$55,633	$142,935	$142,500
Other comprehensive income before tax:
Change in net unrealized gains on available for sale securities during the year	235	3,624	25,063	36,420
Reclassification for amount realized through sales of securities available for sale included in net income	—	—	(382)	(265)
Other comprehensive income before tax	235	3,624	24,681	36,155
Income tax expense	49	807	4,875	7,910
Other comprehensive income, net of tax	186	2,817	19,806	28,245
Comprehensive income	$60,261	$58,450	$162,741	$170,745
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended September 30, 2020 and 2019 (unaudited)
(Dollars in thousands, except for par value, share and per share information)

	Preferred Stock $0.01 Par Value	Common Stock $0.01 Par Value		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	10 million shares authorized	100 million shares authorized
		Shares	Amount
Three Months Ended
Balance, June 30, 2020	$—	43,041,119	$430	$1,930,722	$454,878	$38,930	$2,424,960
Net income	—	—	—	—	60,075	—	60,075
Other comprehensive income, net of tax	—	—	—	—	—	186	186
Common stock repurchased	—	(291)	—	—	(13)	—	(13)
Restricted stock forfeited	—	(6,644)	—	—	—	—	—
Restricted stock granted	—	210,613	2	(2)	—	—	—
Stock based compensation expense	—	—	—	1,970	—	—	1,970
Cash dividends ($0.25 per share)	—	—	—	—	(10,805)	—	(10,805)
Balance, September 30, 2020	$—	43,244,797	$432	$1,932,690	$504,135	$39,116	$2,476,373

Balance, June 30, 2019	$—	42,953,818	$430	$1,922,475	$309,314	$17,123	$2,249,342
Net income	—	—	—	—	55,633	—	55,633
Other comprehensive income, net of tax	—	—	—	—	—	2,817	2,817
Common stock repurchased	—	(776)	—	—	(41)	—	(41)
Restricted stock forfeited	—	(5,397)	—	—	—	—	—
Restricted stock granted	—	4,997	—	—	—	—	—
Stock based compensation expense	—	—	—	1,910	—	—	1,910
Cash dividends ($0.25 per share)	—	—	—	—	(10,729)	—	(10,729)
Balance, September 30, 2019	$—	42,952,642	$430	$1,924,385	$354,177	$19,940	$2,298,932

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Continued)
Nine Months Ended September 30, 2020 and 2019 (unaudited)
(Dollars in thousands, except for par value, share and per share information)

	Preferred Stock $0.01 Par Value	Common Stock $0.01 Par Value		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	10 million shares authorized	100 million shares authorized
		Shares	Amount
Nine Months Ended
Balance, December 31, 2019	$—	42,950,228	$430	$1,926,359	$393,674	$19,310	$2,339,773
Net income	—	—	—	—	142,935	—	142,935
Other comprehensive income, net of tax	—	—	—	—	—	19,806	19,806
Common stock repurchased	—	(2,951)	—	—	(159)	—	(159)
Restricted stock forfeited	—	(7,270)	—	—	—	—	—
Restricted stock granted	—	304,790	2	(2)	—	—	—
Stock based compensation expense	—	—	—	6,333	—	—	6,333
Cash dividends ($0.75 per share)	—	—	—	—	(32,315)	—	(32,315)
Balance, September 30, 2020	$—	43,244,797	$432	$1,932,690	$504,135	$39,116	$2,476,373

Balance, December 31, 2018	$—	30,600,582	$306	$1,317,616	$296,816	$(8,305)	$1,606,433
Cumulative effect of change in accounting principles	—	—	—	—	(926)	—	(926)
Adjusted balance, December 31, 2018	—	30,600,582	306	1,317,616	295,890	(8,305)	1,605,507
Net income	—	—	—	—	142,500	—	142,500
Other comprehensive income, net of tax	—	—	—	—	—	28,245	28,245
Stock issued for acquisition of bank, net of offering costs of $804	—	13,179,748	132	600,936	—	—	601,068
Common stock repurchased	—	(952,681)	(9)	—	(51,642)	—	(51,651)
Restricted stock forfeited	—	(13,615)	—	—	—	—	—
Restricted stock granted	—	138,608	1	(1)	—	—	—
Stock based compensation expense	—	—	—	5,834	—	—	5,834
Cash dividends ($0.75 per share)	—	—	—	—	(32,571)	—	(32,571)
Balance, September 30, 2019	$—	42,952,642	$430	$1,924,385	$354,177	$19,940	$2,298,932
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2020 and 2019 (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$142,935	$142,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	9,504	8,679
Accretion of income recognized on acquired loans	(23,534)	(35,228)
Amortization of other intangibles assets	9,526	9,705
Amortization of premium on securities, net	2,028	2,053
Amortization of discount and origination costs on borrowings	497	475
Stock based compensation expense	6,333	5,834
Excess tax expense on restricted stock vested	246	21
FHLB stock dividends	(547)	(645)
Gain on sale of securities available for sale	(382)	(265)
(Gain) loss on sale and disposal of premises and equipment	(311)	585
Gain on sale of loans	(647)	(6,779)
Gain on sale of branch	—	(1,549)
Gain on sale of other real estate owned	(37)	(851)
Impairment of other real estate	784	1,424
Impairment of other assets	462	1,173
Deferred tax (benefit) expense	(2,636)	11,615
Provision for loan losses	39,122	13,196
Increase in cash surrender value of BOLI	(4,007)	(4,135)
Net gain on mortgage loans held for sale	(26,636)	(10,970)
Originations of loans held for sale	(620,635)	(301,869)
Proceeds from sale of loans held for sale	595,510	312,637
Net change in other assets	(35,879)	(17,988)
Net change in other liabilities	(5,587)	9,271
Net cash provided by operating activities	86,109	138,889
Cash flows from investing activities:
Proceeds from maturities, calls and pay downs of securities available for sale	5,452,309	5,328,060
Proceeds from sale of securities available for sale	13,862	189,704
Purchases of securities available for sale	(5,416,037)	(5,321,693)
Purchases of certificates of deposit held in other banks	—	(5,701)
Proceeds from maturities of certificates of deposit held in other banks	1,238	1,473
Proceeds from surrender of bank owned life insurance contracts	—	387
Purchases of FHLB stock and other restricted stock	(27,037)	(9,397)
Proceeds from redemptions of FHLB stock and other restricted stock	31,049	34,788
Proceeds from sale of loans	13,097	90,025
Net loans originated held for investment	(707,884)	(486,692)
Originations of mortgage warehouse purchase loans	(17,217,285)	(8,430,885)
Proceeds from pay-offs of mortgage warehouse purchase loans	16,685,589	7,940,525
Additions to premises and equipment	(11,127)	(26,693)
Proceeds from sale of premises and equipment	1,895	2,100
Proceeds from sale of other real estate owned	6,105	6,987
Cash acquired in connection with acquisition	—	39,913
Cash paid in connection with acquisition	—	(9)
Selling costs paid in connection with branch sale	—	(144)
Net cash transferred in branch sale	—	(25,163)
Net cash used in investing activities	(1,174,226)	(672,415)

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
Nine Months Ended September 30, 2020 and 2019 (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from financing activities:
Net increase in demand deposits, money market and savings accounts	2,165,544	615,655
Net (decrease) increase in time deposits	(309,320)	284,872
Proceeds from FHLB advances	1,600,000	1,600,000
Repayments of FHLB advances	(1,550,000)	(1,477,653)
Proceeds from other borrowings	150,016	56,000
Repayments of other borrowings	(47,086)	(21,000)
Repurchase of common stock	(159)	(51,651)
Offering costs paid in connection with acquired bank	—	(804)
Dividends paid	(32,315)	(32,571)
Net cash provided by financing activities	1,976,680	972,848
Net change in cash and cash equivalents	888,563	439,322
Cash and cash equivalents at beginning of period	565,170	130,779
Cash and cash equivalents at end of period	$1,453,733	$570,101
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed by the President of the United States that included an option for financial institutions to delay the implementation of ASU 2016-13 until the earlier of the termination date of the national emergency declaration by the President or December 31, 2020. Due to the uncertainty of the economic forecast resulting from the coronavirus (COVID-19) pandemic and the potential impact of the government economic stimulus measures, the Company determined to delay its implementation of ASU 2016-13 and has calculated and recorded its provision for loan losses under the incurred loss model that existed prior to ASU 2016-13.
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
Goodwill assessment: The Company's policy is to test goodwill for impairment annually on December 31 or on an interim basis if an event triggering impairment may have occurred. On January 1, 2020, ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment became effective for the Company. This ASU simplifies the accounting for goodwill impairment for all entities. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. During the period ended March 31, 2020, the economic turmoil and market volatility resulting from the COVID-19 crisis resulted in a substantial decrease in the Company's stock price and market capitalization. Management believed such decrease was a triggering indicator requiring an interim goodwill impairment quantitative analysis. Under the new simplified guidance, the Company's estimated fair value to a market participant as of March 31, 2020, exceeded its carrying amount resulting in no impairment charge for the period. Over subsequent periods, the Company's stock price and market capitalization has continued to increase and management's future projections have not materially changed. Management believes there has been no further decline in its fair value as of September 30, 2020. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes.

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
Stock repurchase program: The Company established stock repurchase programs in prior years which would allow the Company to purchase its common stock in the open market or in privately negotiated transactions. In general, stock repurchase programs allow the Company to proactively manage its capital position and return excess capital to shareholders. In October 2018, the Company announced the reestablishment of its stock repurchase program. The program authorizes the Company to repurchase up to $75,000 of its common stock through October 1, 2019. In October 2019, the stock repurchase program was renewed and extended through December 31, 2020. There were no repurchases for the nine months ended September 30, 2020 and 897,738 shares at a total cost of $49,048 purchased during the nine months ended September 30, 2019. Shares of Company stock repurchased to settle employee tax withholding related to vesting of stock awards totaled 2,951 and 54,943 shares at a total cost of $159 and $2,603 for the nine months ended September 30, 2020 and 2019, respectively, and were not included under this program. Subsequent to September 30, 2020, the stock repurchase program was renewed prior to its expiration date, as disclosed in Note 12.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Earnings per share: Basic earnings per common share is calculated as net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. The unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under participating nonvested restricted stock awards. The participating nonvested common stock was not included in dilutive shares as it was anti-dilutive for the three months ended September 30, 2020 and the three and nine months ended September 30, 2019. For the nine months ended September 30, 2020, proceeds from the assumed exercise of dilutive participating nonvested restricted stock awards are assumed to be used to repurchase common stock at the average market price.
The following table presents a reconciliation of net income available to common shareholders and the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic earnings per share:
Net income	$60,075	$55,633	$142,935	$142,500
Less:
Undistributed earnings allocated to participating securities	512	329	849	731
Dividends paid on participating securities	112	79	248	216
Net income available to common shareholders	$59,451	$55,225	$141,838	$141,553
Weighted average basic shares outstanding	42,785,485	42,636,030	42,765,685	43,056,441
Basic earnings per share	$1.39	$1.30	$3.32	$3.29
Diluted earnings per share:
Net income available to common shareholders	$59,451	$55,225	$141,838	$141,553
Total weighted average basic shares outstanding	42,785,485	42,636,030	42,765,685	43,056,441
Add dilutive participating securities	—	—	24,391	—
Total weighted average diluted shares outstanding	42,785,485	42,636,030	42,790,076	43,056,441
Diluted earnings per share	$1.39	$1.30	$3.31	$3.29
Anti-dilutive participating securities	113,291	46,223	—	60,001

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

	Nine Months Ended September 30,
	2020	2019
Cash transactions:
Interest expense paid	$80,462	$110,059
Income taxes paid	$35,538	$26,684
Noncash transactions:
Transfers of loans to other real estate owned	$5,239	$544
Transfers of loans held for investment to loans held for sale	$—	$83,526
Loans to facilitate the sale of other real estate owned	$1,564	$517
Securities purchased, not yet settled	$17,782	$—
Right-of-use assets obtained in exchange for lease liabilities	$108	$35,491
Transfer of bank premises to other real estate	$—	$7,896
Transfer of repurchase agreements to deposits	$—	$8,475
Supplemental schedule of noncash investing activities from branch sale is as follows:

	Nine Months Ended September 30,
	2020	2019
Noncash assets transferred:
Loans, including accrued interest	$—	$796
Premises and equipment	—	$94
Other assets	—	$1
Total assets	$—	$891
Noncash liabilities transferred:
Deposits, including accrued interest	$—	$27,721
Other liabilities	—	$27
Total liabilities	$—	$27,748
Cash and cash equivalents transferred in branch sale	$—	$206
Deposit premium received	$—	$1,386
Cash paid to buyer, net of deposit premium	$—	$24,957

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Supplemental schedule of noncash investing activities from acquisitions is as follows:

	Nine Months Ended September 30,
	2020	2019
Noncash assets acquired
Certificates of deposit held in other banks	$—	$262
Securities available for sale	—	561,052
Restricted stock	—	27,794
Loans	—	2,789,868
Premises and equipment	—	65,786
Other real estate owned	—	1,829
Goodwill	—	272,224
Other intangible assets	—	71,518
Bank owned life insurance	—	80,837
Other assets	—	31,987
Total assets acquired	$—	$3,903,157
Noncash liabilities assumed:
Deposits	$—	$3,108,810
Repurchase agreements	—	8,475
FHLB advances	—	142,653
Other borrowings	—	40,000
Junior subordinated debentures	—	25,774
Other liabilities	—	15,477
Total liabilities assumed	$—	$3,341,189
Cash and cash equivalents acquired from acquisitions	$—	$39,913
Cash paid to shareholders of acquired banks	$—	$9
Fair value of common stock issued to shareholders of acquired banks	$—	$601,872

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Note 3. Securities Available for Sale
Securities available for sale have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at September 30, 2020 and December 31, 2019 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
September 30, 2020
U.S. treasuries	$48,060	$1,905	$—	$49,965
Government agency securities	200,317	3,892	(106)	204,103
Obligations of state and municipal subdivisions	356,521	18,665	(5)	375,181
Corporate bonds	18,497	415	—	18,912
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	403,261	23,997	—	427,258
Other securities	1,200	—	—	1,200
	$1,027,856	$48,874	$(111)	$1,076,619
December 31, 2019
U.S. treasuries	$48,060	$743	$(7)	$48,796
Government agency securities	178,953	926	(583)	179,296
Obligations of state and municipal subdivisions	332,715	11,150	(6)	343,859
Corporate bonds	7,011	207	—	7,218
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	493,915	11,981	(329)	505,567
Other securities	1,200	—	—	1,200
	$1,061,854	$25,007	$(925)	$1,085,936
Securities with a carrying amount of approximately $720,235 and $571,843 at September 30, 2020 and December 31, 2019, respectively, were pledged primarily to secure deposits.
Proceeds from sale of securities available for sale and gross gains and gross losses for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Proceeds from sale	$—	$—	$13,862	$189,704
Gross gains	$—	$—	$385	$293
Gross losses	$—	$—	$3	$28

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The amortized cost and estimated fair value of securities available for sale at September 30, 2020, by contractual maturity, are shown below. Maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2020
	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$34,454	$34,740
Due from one year to five years	134,362	141,141
Due from five to ten years	188,205	195,200
Thereafter	267,574	278,280
	624,595	649,361
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	403,261	427,258
	$1,027,856	$1,076,619
The number of securities, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2020 and December 31, 2019, are summarized as follows:

	Less Than 12 Months			Greater Than 12 Months			Total
Description of Securities	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Securities Available for Sale
September 30, 2020
Government agency securities	6	$34,892	$(106)	—	$—	$—	$34,892	$(106)
Obligations of state and municipal subdivisions	2	1,531	(5)	—	—	—	1,531	(5)
	8	$36,423	$(111)	—	$—	$—	$36,423	$(111)
December 31, 2019
U.S. treasuries	—	$—	$—	2	$8,097	$(7)	$8,097	$(7)
Government agency securities	13	52,790	(495)	6	15,911	(88)	68,701	(583)
Obligations of state and municipal subdivisions	5	2,793	(1)	1	423	(5)	3,216	(6)
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	13	46,512	(317)	1	1,193	(12)	47,705	(329)
	31	$102,095	$(813)	10	$25,624	$(112)	$127,719	$(925)
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Note 4. Loans, Net and Allowance for Loan Losses
Loans, net, at September 30, 2020 and December 31, 2019, consisted of the following:

	September 30,	December 31,
	2020	2019
Commercial	$3,677,220	$2,482,356
Real estate:
Commercial	6,056,583	5,872,653
Commercial construction, land and land development	1,261,913	1,236,623
Residential	1,409,189	1,515,227
Single-family interim construction	320,387	378,120
Agricultural	86,049	97,767
Consumer	59,146	32,603
Other	381	621
Total loans	12,870,868	11,615,970
Deferred loan fees, net	(12,696)	(1,695)
Allowance for loan losses	(87,491)	(51,461)
Total loans, net	$12,770,681	$11,562,814
Loans with carrying amounts of $6,674,750 and $6,244,438 at September 30, 2020 and December 31, 2019, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity and Federal Reserve Bank discount window borrowing capacity.
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
Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. The Company’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. These cash flows, however, may not be as expected and the value of collateral securing the loans may fluctuate. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short term loans may be made on an unsecured basis. Additionally, our commercial loan portfolio includes loans made to customers in the energy industry, which is a complex, technical and cyclical industry. Experienced bankers with specialized energy lending experience originate our energy loans. Companies in this industry produce, extract, develop, exploit and explore for oil and natural gas. Loans are primarily collateralized with proven producing oil and gas reserves based on a technical evaluation of these reserves. At September 30, 2020 and December 31, 2019, there were approximately $219,726 and $189,781 of energy related loans outstanding, respectively. The Company has a mortgage warehouse purchase program providing mortgage inventory financing for residential mortgage loans originated by mortgage banker clients across a broad geographic scale. Proceeds from the sale of mortgages is the primary source of repayment for warehouse inventory financing via approved investor takeout commitments. These loans typically have a very short duration ranging between a few days to 15 days. In some cases, loans to larger mortgage originators may be financed for up to 60 days. These loans are reported as commercial loans since the loans are secured by notes receivable, not real estate. As of September 30, 2020 and December 31, 2019, mortgage warehouse purchase loans outstanding totaled $1,219,013 and $687,317, respectively.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
With the passage of the CARES Act Paycheck Protection Program (PPP), administered by the Small Business Administration (SBA), the Company has participated in originating loans to its customers through the program. PPP loans have terms of two to five years and earn interest at 1%. At September 30, 2020, there were approximately $825,966 in PPP loans outstanding included in the commercial loan portfolio. In addition, the Company has recorded net deferred fees associated with PPP loans of $14,006 as of September 30, 2020. Based on published program guidelines, these loans funded through the PPP are fully guaranteed by the U.S. government. Management believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.
Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. Management monitors the diversification of the portfolio on a quarterly basis by type and geographic location. Management also tracks the level of owner occupied property versus non-owner occupied property. At September 30, 2020, the portfolio consisted of approximately 30% of owner occupied property.
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
Most of the Company’s lending activity occurs within the State of Texas, primarily in the north, central and southeast Texas regions and the State of Colorado, specifically along the Front Range area. As of September 30, 2020, loans in the Colorado region represented about 27% of the total portfolio. A large percentage of the Company’s portfolio consists of commercial and residential real estate loans. As of September 30, 2020 and December 31, 2019, there were no concentrations of loans related to a single industry in excess of 10% of total loans.

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
Loans requiring an allocated loan loss provision are generally identified at the servicing officer level based on review of weekly past due reports and/or the loan officer’s communication with borrowers. In addition, the status of past due loans are routinely discussed within each lending region as well as credit committee meetings to determine if classification is warranted. The Company’s internal loan review department has implemented an internal risk based loan review process to identify potential internally classified loans that supplements the independent external loan review. External loan reviews cover a wide range of the loan portfolio, including large lending relationships and recently acquired loan portfolios. As such, the external loan review generally covers loans exceeding $3,500. These reviews include analysis of borrower’s financial condition, payment histories and collateral values to determine if a loan should be internally classified. Generally, once classified, an impaired loan analysis is completed by the credit department to determine if the loan is impaired and the amount of allocated allowance required.
The Texas economy, specifically in the Company’s lending areas of north, central and southeast Texas, and the Colorado economy started to show improvement by the end of the second quarter of 2020 following unprecedented declines caused by the pandemic and volatile energy prices. During the third quarter, Texas had increased COVID-19 infections that disrupted the budding economic recovery and is the biggest risk to the near-term outlook. The Colorado economy continued to strengthen during the quarter. Activity in the manufacturing and financial sectors continued to expand while the service sector activity declined overall in July but resumed its nascent recovery by the end of the quarter. Energy activity remained depressed. Retail spending stabilized, however, activity remained below pre-pandemic levels. Loan volume increased over the period, driven by a sharp rise in residential real estate lending. Loan pricing fell further, and credit standards and terms continue to tighten with expectations for future loan demand turning slightly negative. Outlooks are increasingly uncertain, with concerns over surging COVID-19 cases and the possible disruption to business and overall economic recovery. The pandemic crisis has been impactful and the timing and magnitude of recovery cannot be predicted. The risk of loss associated with all segments of the portfolio could increase due to these factors.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

The economy and other risk factors are minimized by the Company’s underwriting standards, which include the following principles: 1) financial strength of the borrower including strong earnings, high net worth, significant liquidity and acceptable debt to worth ratio, 2) managerial business competence, 3) ability to repay, 4) loan to value, 5) projected cash flow and 6) guarantor financial statements as applicable. The following is a summary of the activity in the allowance for loan losses by loan class for the three and nine months ended September 30, 2020 and 2019:

	Commercial	Commercial Real Estate, Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
Three months ended September 30, 2020
Balance at beginning of period	$25,498	$45,876	$5,911	$1,998	$379	$291	$140	$(38)	$80,055
Provision for loan losses	476	5,829	532	(152)	(31)	92	119	755	7,620
Charge-offs	(117)	—	—	—	—	(13)	(93)	—	(223)
Recoveries	16	4	—	—	—	5	14	—	39
Balance at end of period	$25,873	$51,709	$6,443	$1,846	$348	$375	$180	$717	$87,491

Nine months ended September 30, 2020
Balance at beginning of period	$12,844	$33,085	$3,678	$1,606	$332	$226	$5	$(315)	$51,461
Provision for loan losses	15,111	19,355	2,765	322	16	150	371	1,032	39,122
Charge-offs	(2,170)	(735)	—	(82)	—	(35)	(271)	—	(3,293)
Recoveries	88	4	—	—	—	34	75	—	201
Balance at end of period	$25,873	$51,709	$6,443	$1,846	$348	$375	$180	$717	$87,491

Three months ended September 30, 2019
Balance at beginning of period	$15,677	$29,662	$3,696	$1,511	$343	$252	$6	$(72)	$51,075
Provision for loan losses	3,151	2,318	(50)	54	(6)	15	108	(357)	5,233
Charge-offs	(5,698)	—	(47)	—	—	(31)	(124)	—	(5,900)
Recoveries	16	—	—	—	—	8	15	—	39
Balance at end of period	$13,146	$31,980	$3,599	$1,565	$337	$244	$5	$(429)	$50,447

Nine months ended September 30, 2019
Balance at beginning of period	$11,793	$27,795	$3,320	$1,402	$241	$186	$3	$62	$44,802
Provision for loan losses	8,507	4,185	419	166	96	68	246	(491)	13,196
Charge-offs	(7,221)	(3)	(140)	(3)	—	(51)	(303)	—	(7,721)
Recoveries	67	3	—	—	—	41	59	—	170
Balance at end of period	$13,146	$31,980	$3,599	$1,565	$337	$244	$5	$(429)	$50,447

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The following table details the amount of the allowance for loan losses and recorded investment in loans by class as of September 30, 2020 and December 31, 2019:

	Commercial	Commercial Real Estate, Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
September 30, 2020
Allowance for losses:
Individually evaluated for impairment	$9,230	$—	$—	$—	$—	$7	$—	$—	$9,237
Collectively evaluated for impairment	16,449	51,709	6,443	1,846	348	368	180	717	78,060
Loans acquired with deteriorated credit quality	194	—	—	—	—	—	—	—	194
Ending balance	$25,873	$51,709	$6,443	$1,846	$348	$375	$180	$717	$87,491

Loans:
Individually evaluated for impairment	$30,054	$6,082	$2,342	$—	$680	$43	$—	$—	$39,201
Collectively evaluated for impairment	3,606,126	7,133,350	1,400,880	320,387	84,649	59,087	381	—	12,604,860
Acquired with deteriorated credit quality	41,040	179,064	5,967	—	720	16	—	—	226,807
Ending balance	$3,677,220	$7,318,496	$1,409,189	$320,387	$86,049	$59,146	$381	$—	$12,870,868

December 31, 2019
Allowance for losses:
Individually evaluated for impairment	$357	$—	$—	$—	$—	$1	$—	$—	$358
Collectively evaluated for impairment	12,108	32,615	3,678	1,606	332	225	5	(315)	50,254
Loans acquired with deteriorated credit quality	379	470	—	—	—	—	—	—	849
Ending balance	$12,844	$33,085	$3,678	$1,606	$332	$226	$5	$(315)	$51,461

Loans:
Individually evaluated for impairment	$3,130	$6,813	$2,008	$—	$114	$22	$—	$—	$12,087
Collectively evaluated for impairment	2,416,569	6,883,639	1,505,896	378,120	93,837	32,556	621	—	11,311,238
Acquired with deteriorated credit quality	62,657	218,824	7,323	—	3,816	25	—	—	292,645
Ending balance	$2,482,356	$7,109,276	$1,515,227	$378,120	$97,767	$32,603	$621	$—	$11,615,970

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Nonperforming loans by loan class (excluding loans acquired with deteriorated credit quality) at September 30, 2020 and December 31, 2019, are summarized as follows:

	Commercial	Commercial Real Estate, Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
September 30, 2020
Nonaccrual loans	$16,279	$4,257	$2,161	$—	$680	$43	$—	$23,420
Loans past due 90 days and still accruing	296	15,719	—	—	—	—	—	16,015
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	—	1,825	181	—	—	—	—	2,006
	$16,575	$21,801	$2,342	$—	$680	$43	$—	$41,441
December 31, 2019
Nonaccrual loans	$3,130	$6,461	$1,820	$—	$114	$22	$—	$11,547
Loans past due 90 days and still accruing	14,529	—	—	—	—	—	—	14,529
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	—	352	188	—	—	—	—	540
	$17,659	$6,813	$2,008	$—	$114	$22	$—	$26,616
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Impaired loans by loan class (excluding loans acquired with deteriorated credit quality) at September 30, 2020 and December 31, 2019, are summarized as follows:

	Commercial	Commercial Real Estate, Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
September 30, 2020
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$29,278	$—	$—	$—	$—	$21	$—	$29,299
Impaired loans with no allowance for loan losses	776	6,082	2,342	—	680	22	—	9,902
Total	$30,054	$6,082	$2,342	$—	$680	$43	$—	$39,201
Unpaid principal balance of impaired loans	$38,429	$6,690	$2,506	$—	$707	$45	$—	$48,377
Allowance for loan losses on impaired loans	$9,230	$—	$—	$—	$—	$7	$—	$9,237
December 31, 2019
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$1,580	$—	$—	$—	$—	$1	$—	$1,581
Impaired loans with no allowance for loan losses	1,550	6,813	2,008	—	114	21	—	10,506
Total	$3,130	$6,813	$2,008	$—	$114	$22	$—	$12,087
Unpaid principal balance of impaired loans	$8,580	$6,967	$2,197	$—	$123	$24	$—	$17,891
Allowance for loan losses on impaired loans	$357	$—	$—	$—	$—	$1	$—	$358
For the three months ended September 30, 2020
Average recorded investment in impaired loans	$21,790	$6,264	$2,417	$—	$495	$28	$—	$30,994
Interest income recognized on impaired loans	$14	$57	$164	$—	$—	$—	$—	$235
For the nine months ended September 30, 2020
Average recorded investment in impaired loans	$17,125	$6,402	$2,315	$—	$400	$27	$—	$26,269
Interest income recognized on impaired loans	$16	$110	$202	$—	$—	$—	$—	$328
For the three months ended September 30, 2019
Average recorded investment in impaired loans	$6,971	$3,782	$1,593	$—	$58	$33	$—	$12,437
Interest income recognized on impaired loans	$4	$6	$3	$—	$—	$—	$—	$13
For the nine months ended September 30, 2019
Average recorded investment in impaired loans	$7,050	$3,270	$1,681	$895	$43	$33	$—	$12,972
Interest income recognized on impaired loans	$25	$34	$35	$114	$—	$5	$—	$213
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The restructuring of a loan is considered a “troubled debt restructuring” (TDR) if both 1) the borrower is experiencing financial difficulties and 2) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, extending amortization and other actions intended to minimize potential losses. A TDR loan is identified as impaired and measured for credit impairment as of each reporting period in accordance with the guidance in Accounting Standards Codification (ASC) 310-10-35. Modifications primarily relate to extending the amortization periods of the loans and interest rate concessions. The majority of these loans were identified as impaired prior to restructuring; therefore, the modifications did not materially impact the Company’s determination of the allowance for loan losses. The recorded investment in troubled debt restructurings, including those on nonaccrual, was $2,607 and $1,208 as of September 30, 2020 and December 31, 2019, respectively.
Following is a summary of loans modified under troubled debt restructurings during the three and nine months ended September 30, 2020 and 2019:

	Commercial	Commercial Real Estate, Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
Troubled debt restructurings during the three months ended September 30, 2020
Number of contracts	—	—	—	—	—	—	—	—
Pre-restructuring outstanding recorded investment	$—	$—	$—	$—	$—	$—	$—	$—
Post-restructuring outstanding recorded investment	$—	$—	$—	$—	$—	$—	$—	$—

Troubled debt restructurings during the nine months ended September 30, 2020
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
At September 30, 2020 and 2019, there were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the three and nine months ended September 30, 2020 and 2019, respectively.
At September 30, 2020 and 2019, the Company had no commitments to lend additional funds to any borrowers with loans whose terms have been modified under troubled debt restructurings.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Under ASC Subtopic 310-40 and federal banking agencies interagency guidance, certain short-term loan modifications made on a good faith basis in response to COVID-19 (as defined by the guidance) are not considered TDRs. Additionally, under section 4013 of the CARES Act, banks may elect to suspend the requirement for certain loan modifications to be categorized as a TDR. In response to the COVID-19 pandemic, the Company has implemented prudent modifications allowing for primarily short-term payment deferrals or other payment relief to borrowers with pandemic-related economic hardships, where appropriate, that complies with the above guidance. As such, the Company's TDR loans noted above do not include loans that are modifications to borrowers impacted by COVID-19. Deferred payments along with any interest accrued during the deferral period are due and payable on the maturity date. As of September 30, 2020, the Company has 1,389 loans with outstanding deferred accrued interest of $24,605 on balances of $1,821,003.
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents information regarding the aging of past due loans by loan class as of September 30, 2020 and December 31, 2019:

	Loans 30-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Loans
September 30, 2020
Commercial	$11,454	$16,533	$27,987	$3,608,193	$3,636,180
Commercial real estate, construction, land and land development	2,080	19,358	21,438	7,117,994	7,139,432
Residential real estate	1,541	894	2,435	1,400,787	1,403,222
Single-family interim construction	106	—	106	320,281	320,387
Agricultural	1,200	9	1,209	84,120	85,329
Consumer	92	43	135	58,995	59,130
Other	—	—	—	381	381
	16,473	36,837	53,310	12,590,751	12,644,061
Acquired with deteriorated credit quality	2,568	4,381	6,949	219,858	226,807
	$19,041	$41,218	$60,259	$12,810,609	$12,870,868
December 31, 2019
Commercial	$4,512	$17,656	$22,168	$2,397,531	$2,419,699
Commercial real estate, construction, land and land development	9,153	2,905	12,058	6,878,394	6,890,452
Residential real estate	3,242	642	3,884	1,504,020	1,507,904
Single-family interim construction	2,836	—	2,836	375,284	378,120
Agricultural	22	114	136	93,815	93,951
Consumer	167	22	189	32,389	32,578
Other	—	—	—	621	621
	19,932	21,339	41,271	11,282,054	11,323,325
Acquired with deteriorated credit quality	2,556	6,766	9,322	283,323	292,645
	$22,488	$28,105	$50,593	$11,565,377	$11,615,970

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
A summary of loans by credit quality indicator by class as of September 30, 2020 and December 31, 2019, is as follows:

	Pass	Pass/ Watch	Special Mention	Substandard	Doubtful	Total
September 30, 2020
Commercial	$3,474,238	$74,512	$55,812	$72,658	$—	$3,677,220
Commercial real estate, construction, land and land development	6,622,679	430,250	156,815	108,752	—	7,318,496
Residential real estate	1,393,667	6,420	1,767	7,335	—	1,409,189
Single-family interim construction	317,930	2,457	—	—	—	320,387
Agricultural	78,380	5,549	1,437	683	—	86,049
Consumer	59,042	11	—	93	—	59,146
Other	381	—	—	—	—	381
	$11,946,317	$519,199	$215,831	$189,521	$—	$12,870,868
December 31, 2019
Commercial	$2,332,611	$71,642	$37,739	$40,364	$—	$2,482,356
Commercial real estate, construction, land and land development	6,814,780	184,720	46,889	62,887	—	7,109,276
Residential real estate	1,501,019	4,850	994	8,364	—	1,515,227
Single-family interim construction	376,887	1,233	—	—	—	378,120
Agricultural	88,044	5,287	1,864	2,572	—	97,767
Consumer	32,459	33	2	109	—	32,603
Other	621	—	—	—	—	621
	$11,146,421	$267,765	$87,488	$114,296	$—	$11,615,970
The Company has acquired certain loans which experienced credit deterioration since origination (purchased credit impaired (PCI) loans).

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The Company has included PCI loans in the above grading tables. The following provides additional detail on the grades applied to those loans at September 30, 2020 and December 31, 2019:

	Pass	Pass/ Watch	Special Mention	Substandard	Doubtful	Total
September 30, 2020	$146,433	$29,894	$30,655	$19,825	$—	$226,807
December 31, 2019	232,095	21,284	4,502	34,764	—	292,645
PCI loans may remain on accrual status to the extent the company can reasonably estimate the amount and timing of expected future cash flows. At September 30, 2020 and December 31, 2019, nonaccrual PCI loans were $6,991 and $10,850, respectively.
Accretion on PCI loans is based on estimated future cash flows, regardless of contractual maturity. The following table summarizes the outstanding balance and related carrying amount of PCI loans by acquired bank as of the acquisition date for the acquisition occurring in 2019:

Acquisition Date
January 1, 2019
Guaranty Bancorp
Outstanding balance	$341,645
Nonaccretable difference	(16,622)
Accretable yield	(13,299)
Carrying amount	$311,724
The carrying amount of all acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019
Outstanding balance	$251,263	$326,077
Carrying amount	226,807	292,645
There was an allocation of $194 and $849 established in the allowance for loan losses relating to PCI loans at September 30, 2020 and December 31, 2019, respectively.
The changes in accretable yield during the nine months ended September 30, 2020 and 2019 in regard to loans transferred at acquisition for which it was probable that all contractually required payments would not be collected are presented in the table below.

	For the Nine Months Ended September 30,
	2020	2019
Balance at January 1,	$8,905	$1,436
Additions	—	13,299
Accretion	(2,656)	(4,076)
Transfers from nonaccretable	—	—
Balance at September 30,	$6,249	$10,659

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Note 5. Other Borrowings
Other borrowings totaled $305,529 and $202,251 at September 30, 2020 and December 31, 2019, respectively.
In September 2020, the Company issued unsecured fixed-to-floating subordinated notes in the amount of $130,000 in aggregate principal. The notes were sold at par, resulting in proceeds of $127,451, net of origination costs of $2,549. Interest payments initially of 4.00% fixed rate payable semiannually in arrears through September 15, 2025. Thereafter, floating rate payments of 3 month Secured Overnight Financing Rate (SOFR) plus 3.885% payable quarterly in arrears. The maturity date is September 15, 2030 with an optional redemption at September 15, 2025. The notes meet the criteria to be recognized as Tier 2 capital for regulatory purposes.
There were no borrowings as of September 30, 2020 and $24,500 as of December 31, 2019 against the Company's revolving line of credit with an unrelated commercial bank.

Note 6. Commitments and Contingencies
Financial Instruments with Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of this instrument. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At September 30, 2020 and December 31, 2019, the approximate amounts of these financial instruments were as follows:

	September 30,	December 31,
	2020	2019
Commitments to extend credit	$2,251,682	$2,337,385
Standby letters of credit	24,991	23,406
	$2,276,673	$2,360,791
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
Letters of credit are written conditional commitments used by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan arrangements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table above. If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of September 30, 2020 and December 31, 2019, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.

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

Note 7. Income Taxes
Income tax expense for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income tax expense for the period	$16,068	$14,903	$35,807	$39,418
Effective tax rate	21.1%	21.1%	20.0%	21.7%
The effective tax rates for 2020 and 2019 differ from the statutory federal tax rate of 21% largely due to tax exempt interest income earned on certain investment securities and loans, the nontaxable earnings on bank owned life insurance, nondeductible compensation, acquisition related expenses, and state income tax. In addition, the lower effective tax rate for the nine months ended September 30, 2020 is a result of a tax benefit recorded due to the net operating loss carryback provision allowed through the enactment of the CARES Act.

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

The Company elected the fair value option for certain residential mortgage loans held for sale in accordance with ASC 825, Financial Instruments. This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC 815, Derivatives and Hedging. The Company has not elected the fair value option for other residential mortgage loans held for sale primarily because they are not economically hedged using derivative instruments. See below and Note 9, Derivative Financial Instruments, for additional information.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Assets and Liabilities Measured on a Recurring Basis
The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of September 30, 2020 and December 31, 2019 by level within the ASC Topic 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2020
Assets:
Investment securities available for sale:
U.S. treasuries	$49,965	$—	$49,965	$—
Government agency securities	204,103	—	204,103	—
Obligations of state and municipal subdivisions	375,181	—	375,181	—
Corporate bonds	18,912	—	18,912	—
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	427,258	—	427,258	—
Other securities	1,200	—	1,200	—
Loans held for sale, fair value option elected (1)	81,476	—	81,476	—
Derivative financial instruments:
Interest rate lock commitments	5,109	—	5,109	—
Forward mortgage-backed securities trades	18	—	18	—
Loan customer counterparty	22,415	—	22,415	—
Liabilities:
Derivative financial instruments:
Forward mortgage-backed securities trades	330	—	330	—
Financial institution counterparty	23,813	—	23,813	—
December 31, 2019
Assets:
Investment securities available for sale:
U.S. treasuries	$48,796	$—	$48,796	$—
Government agency securities	179,296	—	179,296	—
Obligations of state and municipal subdivisions	343,859	—	343,859	—
Corporate bonds	7,218	—	7,218	—
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	505,567	—	505,567	—
Other securities	1,200	—	1,200	—
Loans held for sale, fair value option elected (1)	29,204	—	29,204	—
Derivative financial instruments:
Interest rate lock commitments	847	—	847	—
Forward mortgage-backed securities trades	6	—	6	—
Loan customer counterparty	6,104	—	6,104	—
Liabilities:
Derivative financial instruments:
Forward mortgage-backed securities trades	69	—	69	—
Financial institution counterparty	6,566	—	6,566	—
____________
(1)    At September 30, 2020 and December 31, 2019, loans held for sale for which the fair value option was elected had an aggregate outstanding principal balance of $77,185 and $28,166, respectively. There were no mortgage loans held for sale under the fair value option that were 90 days or greater past due or on nonaccrual at September 30, 2020.
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
The Company also enters into certain interest rate derivative positions that are not designated as hedging instruments. The estimated fair value of these commercial loan interest rate swaps are obtained from a pricing service that provides the swaps' unwind value (Level 2 inputs). See Note 9, Derivative Financial Instruments, for more information.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Assets and Liabilities Measured on a Nonrecurring Basis
In accordance with ASC Topic 820, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at September 30, 2020 and December 31, 2019, for which a nonrecurring change in fair value has been recorded:

		Fair Value Measurements at Reporting Date Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Period Ended Total Losses
September 30, 2020
Assets:
Impaired loans	$20,522	$—	$—	$20,522	$10,253
Other real estate owned	966	—	—	966	607

December 31, 2019
Assets:
Impaired loans	$2,276	$—	$—	$2,276	$1,806
Other real estate owned	4,618	—	—	4,618	749
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
In addition, mortgage loans held for sale not recorded under the fair value option are required to be measured at the lower of cost or fair value. The fair value of these loans is based upon binding quotes or bids from third party investors. As of September 30, 2020 and December 31, 2019, all mortgage loans held for sale not recorded under the fair value option were recorded at cost.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Fair Value of Financial Instruments not Recorded at Fair Value
The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instruments that are reported at amortized cost on the Company's consolidated balance sheets were as follows at September 30, 2020 and December 31, 2019:

			Fair Value Measurements at Reporting Date Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2020
Financial assets:
Cash and cash equivalents	$1,453,733	$1,453,733	$1,453,733	$—	$—
Certificates of deposit held in other banks	4,481	4,620	—	4,620	—
Loans held for sale, at cost	5,930	6,036	—	6,036	—
Loans, net	12,770,681	12,870,541	—	—	12,870,541
FHLB of Dallas stock and other restricted stock	26,504	26,504	—	26,504	—
Accrued interest receivable	59,921	59,921	—	59,921	—
Financial liabilities:
Deposits	13,797,560	13,808,521	—	13,808,521	—
Accrued interest payable	4,945	4,945	—	4,945	—
FHLB advances	375,000	369,954	—	369,954	—
Other borrowings	305,529	319,250	—	319,250	—
Junior subordinated debentures	53,973	38,343	—	38,343	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2019
Financial assets:
Cash and cash equivalents	$565,170	$565,170	$565,170	$—	$—
Certificates of deposit held in other banks	5,719	5,951	—	5,951	—
Loans held for sale, at cost	6,441	6,554	—	6,554	—
Loans, net	11,562,814	11,689,672	—	—	11,689,672
FHLB of Dallas stock and other restricted stock	30,052	30,052	—	30,052	—
Accrued interest receivable	35,860	35,860	—	35,860	—
Financial liabilities:
Deposits	11,941,336	11,958,939	—	11,958,939	—
Accrued interest payable	9,583	9,583	—	9,583	—
FHLB advances	325,000	325,210	—	325,210	—
Other borrowings	202,251	209,050	—	209,050	—
Junior subordinated debentures	53,824	48,879	—	48,879	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

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
The following table provides the outstanding notional balances and fair values of outstanding derivative positions at September 30, 2020 and December 31, 2019:

	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
September 30, 2020
Interest rate lock commitments	$157,006	$5,109	$—
Forward mortgage-backed securities trades	144,000	18	330
Commercial loan interest rate swaps:
Loan customer counterparty	339,616	22,415	—
Financial institution counterparty	339,616	—	23,813

December 31, 2019
Interest rate lock commitments	$28,434	$847	$—
Forward mortgage-backed securities trades	42,500	6	69
Commercial loan interest rate swaps:
Loan customer counterparty	280,751	6,104	—
Financial institution counterparty	280,751	—	6,566

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding were as follows:

	Weighted Average Interest Rate
	September 30, 2020		December 31, 2019
	Received	Paid	Received	Paid
Loan customer counterparty	4.10%	2.27%	4.23%	3.77%
The credit exposure related to interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $22,415 at September 30, 2020. In some cases collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. At September 30, 2020, cash of $23,745 and securities of $6,603 were pledged as collateral for these derivatives.
During the current year, the Company has entered into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which the Company is either a participant or a lead bank. Risk participation agreements entered into as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. The Company is party to one risk participation agreement as a participant bank having a notional amount of $5,683 at September 30, 2020. Risk participation agreements entered into as the lead bank provide credit protection to the Company should the borrower fail to perform on its interest rate derivative contract. The Company is party to one risk participation agreement as the lead bank having a notional amount of $9,668 at September 30, 2020.
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
Income (loss) for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Derivatives not designated as hedging instruments
Interest rate lock commitments	$1,517	$126	$4,262	$682
Forward mortgage-backed securities trades	192	98	(249)	193

Note 10. Stock Awards
The Company grants common stock awards to certain employees of the Company. In connection with the Company's initial public offering in April 2013, the Board of Directors adopted the 2013 Equity Incentive Plan. Under this plan, the Compensation Committee may grant awards to certain employees of the Company in the form of restricted stock, restricted stock rights, restricted stock units, qualified and nonqualified stock options, performance-based share awards and other equity-based awards. All stock awards issued under expired plans prior to 2013 are fully vested. The Plan, as amended, has 2,300,000 reserved shares of common stock to be awarded by the Company’s compensation committee. As of September 30, 2020, there were 1,152,472 shares remaining available for grant for future awards. The shares currently issued under the 2013 Plan are restricted stock awards and will vest evenly over the required employment period, generally ranging from three to five years. As defined in the plan, outstanding awards may immediately vest upon a change-in-control in the Company. Shares granted under the 2013 Equity Incentive Plan were issued at the date of grant and receive dividends.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
In connection with the January 1, 2019 acquisition of Guaranty Bancorp (Guaranty), unvested awards of restricted Guaranty common stock granted under Guaranty’s 2015 Long-Term Incentive Plan (Guaranty 2015 RSA), as amended, that were outstanding as of the acquisition date, were converted into awards of restricted shares of Independent common stock (Replacement RSA) with the same terms and conditions as were applicable under such Guaranty 2015 RSA, except with respect to any performance-vesting Guaranty 2015 RSA, which became a service-vesting RSA only. The Replacement RSA will vest over the remaining service period, which is through May 2021, and do not receive dividends.
The following table summarizes the activity in nonvested shares for the nine months ended September 30, 2020 and 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2019	284,861	$58.63
Granted during the period	304,790	43.38
Vested during the period	(112,914)	58.28
Forfeited during the period	(7,270)	51.97
Nonvested shares, September 30, 2020	469,467	$48.91

Nonvested shares, December 31, 2018	252,903	$62.81
Acquired awards replaced during the period	70,248	45.77
Granted during the period	138,608	51.14
Vested during the period	(143,516)	54.66
Forfeited during the period	(13,615)	46.55
Nonvested shares, September 30, 2019	304,628	$58.14
Compensation expense related to these awards is recorded based on the fair value of the award at the date of grant and totaled $1,970 and $6,333 for the three and nine months ended September 30, 2020, respectively, and $1,910 and $5,834 for the three and nine months ended September 30, 2019, respectively. Compensation expense is recorded in salaries and employee benefits in the accompanying consolidated statements of income. At September 30, 2020, future compensation expense is estimated to be $17,802 and will be recognized over a remaining weighted average period of 2.73 years.
The fair value of common stock awards that vested during the nine months ended September 30, 2020 and 2019 was $5,469 and $7,752, respectively. The Company recorded $44 and $246 in excess tax expense on vested restricted stock to income tax expense for the three and nine months ended September 30, 2020, respectively, and $11 and $21 for the three and nine months ended September 30, 2019, respectively.
There were no modifications of stock agreements during the nine months ended September 30, 2020 and 2019 that resulted in significant additional incremental compensation costs.
At September 30, 2020, the future vesting schedule of the nonvested shares is as follows:

First year	178,463
Second year	139,138
Third year	98,760
Fourth year	52,906
Fifth year	200
Total nonvested shares	469,467

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Common Equity Tier 1 (CET1) and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2020 and December 31, 2019, the Company and the Bank meet all capital adequacy requirements to which they are subject, including the capital buffer requirement.
As of September 30, 2020 and December 31, 2019, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action, as amended to reflect the changes under the Basel III Capital Rules. To be categorized as “well capitalized,” the Bank must maintain minimum total risk based, CET1, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Bank’s category.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The following table presents actual capital amounts and required ratios under Basel III Capital Rules for the Company and Bank as of September 30, 2020 and December 31, 2019.

	Actual		Minimum for Capital Required - Basel III		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2020
Total capital to risk weighted assets:
Consolidated	$1,781,095	13.29%	$1,406,672	10.50%	N/A	N/A
Bank	1,797,610	13.42	1,406,149	10.50	$1,339,190	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	1,427,604	10.66	1,138,734	8.50	N/A	N/A
Bank	1,710,119	12.77	1,138,311	8.50	1,071,352	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	1,372,004	10.24	937,781	7.00	N/A	N/A
Bank	1,710,119	12.77	937,433	7.00	870,473	6.50
Tier 1 capital to average assets:
Consolidated	1,427,604	9.15	623,929	4.00	N/A	N/A
Bank	1,710,119	10.97	623,754	4.00	779,692	5.00

December 31, 2019
Total capital to risk weighted assets:
Consolidated	$1,513,209	11.83%	$1,343,114	10.50%	N/A	N/A
Bank	1,548,103	12.11	1,342,595	10.50	$1,278,662	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	1,303,748	10.19	1,087,282	8.50	N/A	N/A
Bank	1,496,642	11.70	1,086,863	8.50	1,022,930	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	1,248,148	9.76	895,409	7.00	N/A	N/A
Bank	1,496,642	11.70	895,064	7.00	831,130	6.50
Tier 1 capital to average assets:
Consolidated	1,303,748	9.32	559,758	4.00	N/A	N/A
Bank	1,496,642	10.70	559,584	4.00	699,480	5.00

Note 12. Subsequent Events
Declaration of Dividends
On October 22, 2020, the Company declared a quarterly cash dividend in the amount of $0.30 per share of common stock to the stockholders of record on November 6, 2020. The dividend will be paid on November 19, 2020.
Stock Repurchase Program
On October 22, 2020, the Company's Board of Directors approved the renewal of its stock repurchase program prior to its expiration date, with an increased maximum authorization limit of $150 million of common stock available for repurchase through October 31, 2021.

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

Overview
This Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations analyzes the major elements of the Company’s financial condition and results of operation as reflected in the interim consolidated financial statements and accompanying notes appearing in this Quarterly Report on Form 10-Q. This section should be read in conjunction with the Company’s interim consolidated financial statements and accompanying notes included elsewhere in this report and with the consolidated financial statements included in the Annual Report on Form 10-K, as amended, for the year ended December 31, 2019.
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
As of September 30, 2020, the Company operated 93 full service banking locations in north, central and southeast Texas regions, and along the Colorado Front Range region, with 61 Texas locations and 32 Colorado locations.
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
Recent Developments: COVID-19
In March 2020, the outbreak of the Coronavirus Disease 2019 (COVID-19) was recognized as a pandemic by the World Health Organization. The spread of COVID-19 has caused economic and social disruption resulting in unprecedented uncertainty, volatility and disruption in financial markets, and has placed significant health, economic and other major pressures throughout the communities we serve, the United States and globally. While some industries have been impacted more severely than others, all businesses have been impacted to some degree This disruption has resulted in the shuttering of businesses across the country, significant job loss, material decreases in oil and gas prices and in business valuations, changes in consumer behavior related to pandemic fears, and aggressive measures by the federal government. Towards the end of second quarter 2020, many of the more restrictive government orders eased on a national level and more specifically in the Company's markets of Texas and Colorado, allowing businesses to reopen at varying capacity levels, which has boosted commercial and consumer activity during the third quarter 2020. However, the risk of a resurgence in infections and possible reimplementation of restrictions remains significant.
The CARES Act and Other Regulations
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors through programs like the Paycheck Protection Program (PPP). The CARES Act also includes a range of other provisions designed to support the U.S. economy and mitigate the impact of COVID-19 on financial institutions and their customers, including through the authorization of various programs and measures that the U.S. Department of the Treasury, the Small Business Administration, the Federal Reserve Board, and other federal banking agencies may or are required to implement. Further, in response to the COVID-19 outbreak, the Federal Reserve Board has implemented or announced a number of facilities to provide emergency liquidity to various segments of the U.S. economy and financial market.

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

The CARES Act also includes a provision that permits a financial institution to elect to suspend temporarily troubled debt restructuring accounting under ASC Subtopic 310-40 in certain circumstances (section 4013). To be eligible under section 4013, a loan modification must be (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. In response to this section of the CARES Act, the federal banking agencies issued a revised interagency statement on April 7, 2020 that, in consultation with the Financial Accounting Standards Board, confirmed that for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40. This includes short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.
The company continues to monitor developments related to the pandemic and its impact on the Company's business, customers, employees, counterparties, vendors, and service providers. During the nine months ended September 30, 2020, the most notable financial impact to the Company's results of operations include a higher provision for loan losses primarily as a result of deterioration in macroeconomic variables, as well as lower service charge income and deposit and loan related expenses, as more fully discussed throughout this MD&A.

In response to the COVID-19 pandemic, the Company has taken several actions to offer various forms of support to our employees, customers, and communities that have experienced impacts during this unprecedented time. In addition, the Company continues to take deliberate actions to ensure the continued health and strength of its balance sheet in order to serve its clients and communities.

Employees, Customers and Communities

•The Company is supporting the health and safety of its employees and customers, and complying with government directives, through responsible operations administered under its board approved business continuity plan and protocols resulting in minimal impacts to operations:
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
◦Since early March 2020, the Company has restricted employee travel and implemented work-from-home measures at minimal cost and with limited disruption to operations and customer experience.
•The Company has participated in the CARES Act (PPP). As of September 30, 2020, the Company has originated $826.0 million to 6,383 customers. Management believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.

•The Company continues to actively work with its borrowers on an individual, one-on-one basis to assess and understand the impact of pandemic-related economic hardships and provide prudent modifications allowing for payment deferrals or payment relief where appropriate. Through September 30, 2020, the Company has granted temporary COVID-19 modifications on over 2,100 loans totaling approximately $2.6 billion. The number of loans on active payment deferral has significantly declined since the beginning of the pandemic, and the vast majority of borrowers who were provided temporary payment relief have returned to paying as originally agreed. As of September 30, 2020, 322 loans with a total outstanding balance of $683.4 million remain in deferral status, of which $353.0 million are on second deferrals. Under the guidance noted above, such modifications are currently exempt from the accounting guidance for TDRs (Refer to Note 4, Loans, Net and Allowance for Loan Losses, to the Company's consolidated financial statements included elsewhere in this report). As of October 16, 2020, the amount of loans with active deferrals declined to $548.0 million across 239 accounts, which represents 4.5% of the Company’s outstanding total loans held for investment balances, excluding PPP loans, as of third quarter end and 1.2% of the Company’s outstanding total loan accounts at third quarter end. The $548.0 million in active deferrals, of which $329.7 million are second deferrals, include $204.1 million, or 37.2%, in hotel and motel; $87.3 million, or 15.9%, in retail; $18.3 million, or 3.3%, in office; $154.2 million, or 28.1%, in other commercial real estate (CRE) and construction and development (C&D); and $72.3 million, or 13.2% in general C&I, with the remainder spread throughout other portfolios.
•The Company has made donations totaling over $100,000 to support food banks across its footprint to provide 355,000 meals to those most vulnerable during the crisis.

Capital and Liquidity

•Capital remains strong, with ratios of the Company, and its subsidiary bank, well above the standards to be considered well-capitalized under regulatory requirements.
•Liquidity remains strong and continues to reflect excess balances, with cash and securities representing approximately 14.8% of total assets as of September 30, 2020. The Company maintains the ability to access considerable sources of contingent liquidity at the Federal Home Loan Bank and the Federal Reserve. Management considers the Company's current liquidity position to be adequate to meet short-term and long-term liquidity needs. Refer to the section captioned "Liquidity Management" elsewhere in this discussion for additional information.

Credit and Asset Quality

•As noted above, the Company elected to defer the adoption of the CECL accounting standard and has continued its consistent application of the incurred loss method for estimating the allowance for loan losses and applicable provision. Due to the macroeconomic environment brought on by the pandemic and energy price volatility, the Company recorded $23.1 million and $7.6 million in provision for loan losses during second and third quarter 2020, respectively, increasing the allowance for loan losses to $87.5 million at September 30, 2020. Management believes that the allowance adequately supports inherent credit losses within the loan portfolio. Refer to the section captioned "Provision" and "Allowance for Loan Loss" elsewhere in this discussion for additional information.
•During third quarter 2020, the Company adjusted the risk grades of several of its loans as the pandemic’s impacts on borrowers became clearer. Classified loans have increased year to date by $75.2 million to $189.5 million, or 1.6% of loans held for investment, net of mortgage warehouse purchase loans, as of September 30, 2020. Loans on special mention also increased by $128.3 million during the year. These increases are mainly reflective of the migration of several hotel loans as well as a few loans in the office and senior living portfolios. This prudent adjustment of risk grades is reflective of the Company's longstanding credit culture with a lender focus to continue to facilitate constructive engagement with borrowers through these challenging times. Overall, asset quality remains solid, reflecting the Company's disciplined underwriting and conservative lending philosophy which has supported strong credit performance during prior financial crises. Refer to Note 4, Loans, Net and Allowance for Loan Losses, to the Company's consolidated financial statements included elsewhere in this report and to the section captioned "Asset Quality" elsewhere in this discussion for additional information.

•While all industries could experience adverse impacts as a result of the COVID-19 pandemic, the Company has an increased level of COVID-19 industry exposure risk in the following loan categories as of September 30, 2020:
◦Commercial real estate (CRE) loans were $6.1 billion with an average loan size in the CRE portfolio is $1.2 million.
◦Construction and Development (C&D) loans were $1.6 billion. The average loan size in the C&D portfolio was $661.2 thousand and the average loan-to-value was 57.8%. Construction activity continues across Texas and Colorado, and 98.4% of the Company’s C&D loans are located within these states. Of the Company’s C&D loans, 39.3% are for owner-occupied properties.
◦The Company's Retail CRE loans were approximately $1.7 billion, with the average loan size of $1.7 million. The mix of the portfolio consists of loans secured by 72.6% in strip centers properties, 15.2% in free standing/single tenant properties, 10.4% in mixed use properties, and 1.8% in big box properties.
◦The Company has approximately $444.3 million of loans secured by hotel and motel properties, with the average loan size of $5.6 million and the average loan-to-value of 52.7%. The mix of the portfolio consists of 64.0% of loans secured by limited service properties, 14.7% secured by full-service properties, 13.4% secured by extended stay properties, and 7.9% secured by boutique/independent properties.
◦Energy loans were $219.7 million, or 1.9% of total loans held for investment, excluding mortgage warehouse purchase loans. Energy loans are secured 90.5% by exploration and production of oil and gas, and 9.5% by energy services companies. Energy allowance for loan losses represents 6.1% of the total energy loan portfolio.

This pandemic crisis has been impactful and the timing and magnitude of recovery cannot be predicted. The Company continues to closely monitor the impact of COVID-19 on its customers and the communities it serves; however, the extent to which the pandemic will impact operations and financial results during the remainder of 2020 is uncertain.
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
The comparability of the Company's results of operations for the three and nine months ended September 30, 2020 and 2019 is affected by these transactions.
Termination of proposed merger with Texas Capital Bancshares, Inc.: The Company and Texas Capital Bancshares, Inc. (TCBI) and its subsidiary, Texas Capital Bank, had entered into an Agreement and Plan of Merger (Merger Agreement), dated as of December 9, 2019, providing for the merger of TCBI with and into the Company. On May 22, 2020, the Company and TCBI entered into a mutual agreement (Agreement) to terminate the Merger Agreement.

Discussion and Analysis of Results of Operations for the Three and Nine Months Ended September 30, 2020 and 2019
The following discussion and analysis of the Company's results of operations compares the operations for the three and nine months ended September 30, 2020 with the three and nine months ended September 30, 2019. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results of operations that may be expected for all of the year ending December 31, 2020.

Results of Operations
For the three months ended September 30, 2020, net income was $60.1 million ($1.39 per common share on a diluted basis) compared with net income of $55.6 million ($1.30 per common share on a diluted basis) for the three months ended September 30, 2019. The Company posted annualized returns on average equity of 9.73% and 9.68%, returns on average assets of 1.43% and 1.50% and efficiency ratios of 44.69 and 48.27% for the three months ended September 30, 2020 and 2019, respectively. The efficiency ratio is calculated by dividing total noninterest expense (which excludes the provision for loan losses and the amortization of other intangible assets) by net interest income plus noninterest income.
For the nine months ended September 30, 2020, net income was $142.9 million ($3.31 per common share on a diluted basis) compared with $142.5 million ($3.29 per common share on a diluted basis) for the nine months ended September 30, 2019. The Company posted annualized returns on average equity of 7.91% and 8.48%, returns on average assets of 1.19% and 1.33% and efficiency ratios of 49.33% and 53.09% for the nine months ended September 30, 2020 and 2019, respectively.
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

Net interest income was $132.0 million for the three months ended September 30, 2020, an increase of $6.6 million, or 5.3%, from $125.4 million for the three months ended September 30, 2019. This increase in net interest income is due to decreased funding costs due to a declining rate environment during the year over year period. Average interest earning assets increased $2.0 billion or 15.2%, to $14.9 billion for the three months ended September 30, 2020 compared to $13.0 billion for the three months ended September 30, 2019. The increase is primarily related to increased average loan balances including Paycheck Protection Program (PPP) loans and mortgage warehouse loans, as well as increased average interest-bearing deposits with correspondent banks. The yield on average interest earning assets decreased 102 basis points from 5.06% for the three months ended September 30, 2019 to 4.04% for the three months ended September 30, 2020. The decrease is due primarily to lower rates on interest-earning assets due to decreases in the Fed Funds rate over the period coupled with increased volume of average interest-bearing deposits, in addition to decreased loan yields as a result of decreased loan accretion and the addition of lower yielding PPP loans to the portfolio. The average cost of interest-bearing liabilities decreased 95 basis points to 0.77% for the three months ended September 30, 2020 compared to 1.72% for the three months ended September 30, 2019. The decrease is primarily due to lower rates offered on our deposit products, primarily promotional certificate of deposit products and money market accounts, as well as rate decreases on short-term FHLB advances and our other debt. The aforementioned changes resulted in a 32 basis point decrease in the net interest margin for the three months ended September 30, 2020 at 3.52% compared to 3.84% for the three months ended September 30, 2019. The decrease was primarily due to lower asset yields, increased liquidity and a decrease in loan accretion income offset by the lower cost of funds of interest bearing liabilities.
Net interest income was $383.6 million for the nine months ended September 30, 2020, an increase of $6.9 million, or 1.8%, from $376.7 million for the nine months ended September 30, 2019. The increase is due to a $1.7 billion increase, or 13.2%, in average interest-earning assets to $14.3 billion for the nine months ended September 30, 2020 compared to $12.6 billion for nine months ended September 30, 2019, as well as decreased funding costs due to a declining rate environment during the year over year period. The increase in average interest-earning assets is primarily related to increased average loan balances including Paycheck Protection Program (PPP) loans and mortgage warehouse loans, as well an increase in average interest-bearing deposits with correspondent banks due to significant deposit growth during 2020. The average yield on interest earning assets decreased 88 basis points from 5.18% for the nine months ended September 30, 2019 to 4.30% for the nine months ended September 30, 2020 while the average rate paid on interest bearing liabilities decreased 65 basis points from 1.67% to 1.02% over the same period. The decrease from the prior year was primarily due to overall lower rates on interest-earning assets and liabilities due to decreases in the Fed Funds rate for the year over year period. The primary driver for decreased average yield on interest earning assets was lower loan yields as a result of decreased loan accretion and the addition of lower yielding PPP loans to the portfolio, coupled with increased volume of average interest-bearing deposits earning at lower rates. The decrease in the cost of interest-bearing liabilities is due to the lower rates offered on deposit products, primarily checking, promotional certificate of deposit products and money market accounts as well as lower rates paid on short-term FHLB advances and junior subordinated debt. The net interest margin for the nine months ended September 30, 2020 decreased 41 basis points to 3.59% compared to 4.00% for the nine months ended September 30, 2019.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis. The following table present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and nine months ended September 30, 2020 and 2019. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances.

	Three Months Ended September 30,
	2020			2019
(dollars in thousands)	Average Outstanding Balance	Interest	Yield/ Rate (4)	Average Outstanding Balance	Interest	Yield/ Rate (4)
Interest-earning assets:
Loans (1)	$12,586,647	$144,138	4.56%	$11,341,768	$154,664	5.41%
Taxable securities	705,918	4,507	2.54	777,494	5,374	2.74
Nontaxable securities	351,759	2,126	2.40	329,989	2,074	2.49
Interest bearing deposits and other	1,287,320	1,027	0.32	513,524	3,195	2.47
Total interest-earning assets	14,931,644	151,798	4.04	12,962,775	165,307	5.06
Noninterest-earning assets	1,782,251			1,779,843
Total assets	$16,713,895			$14,742,618
Interest-bearing liabilities:
Checking accounts	$4,619,454	$5,512	0.47%	$3,950,978	$12,088	1.21%
Savings accounts	631,862	270	0.17	564,480	348	0.24
Money market accounts	2,471,550	4,361	0.70	2,101,064	10,923	2.06
Certificates of deposit	1,590,734	5,536	1.38	1,863,935	10,027	2.13
Total deposits	9,313,600	15,679	0.67	8,480,457	33,386	1.56
FHLB advances	594,022	714	0.48	453,370	2,730	2.39
Other borrowings	209,532	2,928	5.56	212,824	3,036	5.66
Junior subordinated debentures	53,955	470	3.47	53,757	762	5.62
Total interest-bearing liabilities	10,171,109	19,791	0.77	9,200,408	39,914	1.72
Noninterest-bearing checking accounts	3,991,014			3,160,832
Noninterest-bearing liabilities	94,349			101,500
Stockholders’ equity	2,457,423			2,279,878
Total liabilities and equity	$16,713,895			$14,742,618
Net interest income		$132,007			$125,393
Interest rate spread			3.27%			3.34%
Net interest margin (2)			3.52			3.84
Net interest income and margin (tax equivalent basis) (3)		$132,978	3.54		$126,308	3.87
Average interest-earning assets to interest-bearing liabilities			146.80			140.89

	Nine Months Ended September 30,
	2020			2019
(dollars in thousands)	Average Outstanding Balance	Interest	Yield/ Rate (4)	Average Outstanding Balance	Interest	Yield/ Rate (4)
Interest-earning assets:
Loans (1)	$12,142,159	$434,648	4.78%	$11,048,706	$457,626	5.54%
Taxable securities	740,252	14,499	2.62	775,732	16,101	2.78
Nontaxable securities	343,233	6,359	2.47	332,487	6,426	2.58
Interest bearing deposits and other	1,041,217	3,938	0.51	447,041	8,393	2.51
Total interest-earning assets	14,266,861	459,444	4.30	12,603,966	488,546	5.18
Noninterest-earning assets	1,790,569			1,770,708
Total assets	$16,057,430			$14,374,674
Interest-bearing liabilities:
Checking accounts	$4,434,686	$22,529	0.68%	$3,902,517	$32,839	1.13%
Savings accounts	593,646	795	0.18	531,552	1,004	0.25
Money market accounts	2,276,036	16,714	0.98	2,025,704	31,575	2.08
Certificates of deposit	1,704,720	22,039	1.73	1,768,956	27,132	2.05
Total deposits	9,009,088	62,077	0.92	8,228,729	92,550	1.50
FHLB advances	693,248	3,629	0.70	466,603	8,324	2.39
Other borrowings	196,305	8,408	5.72	200,115	8,674	5.80
Junior subordinated debentures	53,906	1,710	4.24	53,708	2,310	5.75
Total interest-bearing liabilities	9,952,547	75,824	1.02	8,949,155	111,858	1.67
Noninterest-bearing checking accounts	3,597,192			3,093,390
Noninterest-bearing liabilities	92,646			84,933
Stockholders’ equity	2,415,045			2,247,196
Total liabilities and equity	$16,057,430			$14,374,674
Net interest income		$383,620			$376,688
Interest rate spread			3.28%			3.51%
Net interest margin (2)			3.59			4.00
Net interest income and margin (tax equivalent basis) (3)		$386,476	3.62		$379,440	4.03
Average interest-earning assets to interest-bearing liabilities			143.35			140.84
____________
(1) Average loan balances include nonaccrual loans.
(2) Net interest margins for the periods presented represent: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.
(3) A tax-equivalent adjustment has been computed using a federal income tax rate of 21% for the three and nine months ended September 30, 2020 and 2019.
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
The Company recorded a $7.6 million provision for loan losses for the three months ended September 30, 2020 compared to $5.2 million for the comparable period in 2019. Provision expense for the nine months ended September 30, 2020 was $39.1 million compared to $13.2 million for the same period in 2019. Provision expense is generally reflective of organic loan growth as well as charge-offs or specific reserves taken during the respective period. The increase from prior year is primarily due to general provision expense incurred during 2020 due to economic factors related to the COVID-19 and energy price volatility. The increase is also reflective of an $8.9 million net increase in specific reserves for the nine months ending September 30, 2020, including specific reserve allocations of $1.4 million on a commercial loan and $6.9 million on an energy credit. Net charge-offs were $184 thousand and $5.9 million for the three months ended September 30, 2020 and 2019, respectively, and $3.1 million and $7.6 million for the nine months ended September 30, 2020 and 2019, respectively. Net charge-offs for the nine months ended September 30, 2020 were elevated primarily due to second quarter 2020 charge-offs on a $1.1 million commercial loan, $735 thousand commercial real estate loan and $563 thousand energy credit. Net charge-offs for the nine months ended September 30, 2019 were elevated primarily due to third quarter 2019 charge-offs on two commercial credits totaling $5.6 million and first quarter 2019 commercial loan charge-offs of $1.5 million.
Noninterest Income
The following table sets forth the components of noninterest income for the three and nine months ended September 30, 2020 and 2019 and the period-over-period variations in such categories of noninterest income:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(dollars in thousands)	2020	2019	2020 v. 2019		2020	2019	2020 v. 2019
Noninterest Income
Service charges on deposit accounts	$2,173	$2,805	$(632)	(22.5)%	$6,881	$9,247	$(2,366)	(25.6)%
Investment management and trust	1,924	2,497	(573)	(22.9)%	5,556	7,238	(1,682)	(23.2)%
Mortgage banking revenue	14,722	4,824	9,898	205.2%	27,726	11,619	16,107	138.6%
Gain on sale of loans	—	6,779	(6,779)	N/M	647	6,779	(6,132)	N/M
Gain on sale of branch	—	1,549	(1,549)	N/M	—	1,549	(1,549)	N/M
Gain on sale of other real estate	—	539	(539)	N/M	37	851	(814)	N/M
Gain on sale of securities available for sale	—	—	—	N/M	382	265	117	N/M
Gain (loss) on sale and disposal of premises and equipment	34	(315)	349	N/M	311	(585)	896	N/M
Increase in cash surrender value of BOLI	1,335	1,402	(67)	(4.8)%	4,007	4,135	(128)	(3.1)%
Other	4,977	7,244	(2,267)	(31.3)%	19,604	18,849	755	4.0%
Total noninterest income	$25,165	$27,324	$(2,159)	(7.9)%	$65,151	$59,947	$5,204	8.7%
____________
N/M - not meaningful
Total noninterest income decreased $2.2 million, or 7.9% and increased $5.2 million, or 8.7% for the three and nine months ended September 30, 2020 over same periods in 2019, respectively. Significant changes in the components of noninterest income are discussed below.

Service charges on deposit accounts. Service charges on deposit accounts decreased $632 thousand, or 22.5% and $2.4 million, or 25.6%, for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. Service charge income related to transaction volumes such as non-sufficient funds and service charge fees have been adversely impacted by the pandemic during 2020.
Investment management and trust. Investment management and trust decreased $573 thousand, or 22.9%, and $1.7 million, or 23.2%, for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The decrease is primarily a result of the sale of the trust business in fourth quarter 2019 coupled with a decline in assets under management, resulting from the market decline during 2020.
Mortgage banking revenue. Mortgage banking revenue increased $9.9 million, or 205.2% and increased $16.1 million, or 138.6% for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The increase was primarily reflective of increased mortgage origination and refinance activity resulting from the low interest rate environment during 2020. Revenue was also positively impacted by the favorable market conditions during 2020, which resulted in fair value gains on our derivative hedging instruments of $982 thousand and $2.7 million for the three and nine months ended September 30, 2020, respectively, compared to a gain of $106 thousand and a loss of $519 thousand for the same periods in 2019, respectively.

Other. Other noninterest income decreased $2.3 million, or 31.3% and increased $755 thousand, or 4.0% for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The decrease from the prior year three month period is primarily due to decreases of $1.9 million in interchange income as a result of the Durbin amendment becoming effective for the Company starting third quarter 2020, as well as, a decrease of $1.2 million in swap dealer income, offset by an increase of $810 thousand in mortgage warehouse fees. The change for the year over year nine month period is due to the recovery of a $3.5 million contingency reserve on an acquired SBA loan participation sold in addition to higher mortgage warehouse fees offset by $2.4 million in interchange income as well as a decrease in swap dealer income.
Noninterest Expense
Noninterest expense decreased $3.5 million, or 4.6% and decreased $10.6 million, or 4.4% for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The following table sets forth the components of the Company’s noninterest expense for the three and nine months ended September 30, 2020 and 2019 and the period-over-period variations in such categories of noninterest expense:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(dollars in thousands)	2020	2019	2020 v. 2019		2020	2019	2020 v. 2019
Noninterest Expense
Salaries and employee benefits	$42,253	$37,645	$4,608	12.2%	$115,341	$120,557	$(5,216)	(4.3)%
Occupancy	9,717	9,402	315	3.4	29,132	27,978	1,154	4.1
Communications and technology	5,716	5,758	(42)	(0.7)	17,193	16,598	595	3.6
FDIC assessment (credit)	1,597	(2,139)	3,736	N/M	5,338	71	5,267	N/M
Advertising and public relations	492	467	25	5.4	1,965	1,942	23	1.2
Other real estate owned expenses, net	43	152	(109)	(71.7)	459	302	157	52.0
Impairment of other real estate	46	—	46	N/M	784	1,424	(640)	(44.9)
Amortization of other intangible assets	3,175	3,235	(60)	(1.9)	9,526	9,705	(179)	(1.8)
Professional fees	2,871	2,057	814	39.6	9,266	4,771	4,495	94.2
Acquisition expense, including legal	47	9,465	(9,418)	(99.5)	16,225	28,175	(11,950)	(42.4)
Other	7,452	10,906	(3,454)	(31.7)	25,678	29,998	(4,320)	(14.4)
Total noninterest expense	$73,409	$76,948	$(3,539)	(4.6)%	$230,907	$241,521	$(10,614)	(4.4)%
____________
N/M - not meaningful

Salaries and employee benefits. Salaries and employee benefits increased $4.6 million, or 12.2% and decreased $5.2 million, or 4.3% for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The increase in third quarter 2020 as compared to third quarter 2019 is primarily due to higher salaries and accrued bonus expense due to higher headcount for the year over year period, partially offset by $911 thousand of conversion bonuses and severance and retention expenses related to the Guaranty transaction and a branch restructuring completed in third quarter 2019. In addition, third quarter 2020 increase is reflective of $1.1 million in elevated commission expense due to significantly increased mortgage production during the quarter. The decrease in salaries and benefits expense for the nine months ended September 30, 2020 compared to the same period in 2019 is primarily due to deferred salaries costs of $10.3 million related to the originations of the PPP loans and other COVID-related loan modifications/deferrals during second quarter 2020, as well as elevated severance and retention expense incurred in 2019 totaling $5.4 million related to employees not retained from the Guaranty acquisition and the 2019 branch restructuring. In addition, the relative change in salaries and benefits expense for the nine months ended September 30, 2020 compared to the same period in 2019 is reflective of $3.4 million in elevated commission expense, as well as 2020 increases of $2.8 million in severance expense and accelerated stock grant amortization related to departmental and business line restructurings, $1.4 million of bonuses and overtime related to PPP loan activity and increases for pandemic related special circumstance pay.
FDIC assessment. FDIC assessment increased $3.7 million and $5.3 million for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. The increase in the FDIC assessment from the comparable year over year periods was impacted by a $3.2 million Small Bank Assessment Credit recorded in third quarter 2019. In addition, the FDIC assessment was impacted by the Company becoming a large institution under regulatory guidelines, effective January 1, 2020, which resulted in higher assessment costs from the year over year periods.
Professional fees. Professional fees increased $814 thousand, or 39.6%, and $4.5 million, or 94.2%, for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. Professional fees increased due to higher legal expenses related to ongoing acquired litigation, and increased consulting expenses related to a compliance project and new system implementations.
Acquisition expenses. Acquisition expenses decreased $9.4 million and $12.0 million for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. Acquisition expense decreased compared to the same periods in prior year primarily due to elevated expenses in 2019 related to the Guaranty transaction including $8.7 million in change in control payments to Guaranty executives as well as an increase in professional fees, conversion-related expenses, and contract termination fees, including $6.9 million related to Guaranty's debit card provider expensed in third quarter of 2019. Off-setting these decreases are elevated expenses in 2020 related to the terminated merger including $8.8 million in integration costs and $6.0 million in legal and advisory fees.
Other noninterest expense. Other noninterest expense decreased $3.5 million, or 31.7% and decreased $4.3 million, or 14.4% for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The decrease in other noninterest expense for both the three and nine month periods is primarily due to lower deposit-related expenses and auto and travel expenses due to the pandemic disruption in 2020, while the decline for the quarter to quarter period also reflects lower loan expenses and impairment charges. In addition, the decrease in the nine month period is reflective of an operations loss recognized in second quarter 2019 which was partially recovered in second quarter 2020, resulting in a net total loss of $974 thousand for the year over year period.
Income Tax Expense
Income tax expense was $16.1 million and $35.8 million for the three and nine months ended September 30, 2020, respectively, and $14.9 million and $39.4 million for the same periods in 2019. The effective tax rates were 21.1% and 20.0% for the three and nine months ended September 30, 2020, respectively, compared to 21.1% and 21.7% for the same periods in 2019. The lower effective tax rate for the nine months ended September 30, 2020 is primarily a result of the 2019 provision to return adjustment related to state income tax and an adjustment to the Company's estimated 2020 state income tax rates recorded in second quarter 2020, as well as an $856 thousand tax benefit recorded in first quarter 2020 due to the net operating loss carryback provision allowed through the enactment of the CARES Act. In addition, the change for the nine month comparable periods is reflective of a higher effective tax rate in 2019 due to $1.4 million in deductibility limitations related to the change in control payments made to Guaranty employees and nondeductible acquisition expenses in addition to increased state income tax expense for the period.

Discussion and Analysis of Financial Condition
The following is a discussion and analysis of the Company’s financial condition as of September 30, 2020 and December 31, 2019.
Assets
The Company’s total assets increased by $2.2 billion, or 14.4%, to $17.1 billion as of September 30, 2020 from $15.0 billion at December 31, 2019. The increase is due primarily to organic growth in addition to loan and deposit growth related to the PPP program.
Loan Portfolio
The Company’s loan portfolio is the largest category of the Company’s earning assets. The following table presents the balance and associated percentage of each major category in the Company's loan portfolio as of September 30, 2020 and December 31, 2019:

(dollars in thousands)	September 30, 2020		December 31, 2019
Commercial (1)(2)	$3,677,220	28.4%	$2,482,356	21.3%
Real estate:
Commercial	6,056,583	46.7	5,872,653	50.4
Commercial construction, land and land development	1,261,913	9.7	1,236,623	10.6
Residential (3)	1,496,595	11.5	1,550,872	13.3
Single-family interim construction	320,387	2.5	378,120	3.2
Agricultural	86,049	0.7	97,767	0.9
Consumer	59,146	0.5	32,603	0.3
Other	381	—	621	—
Total loans	12,958,274	100.0%	11,651,615	100.0%
Deferred loan fees (2)	(12,696)		(1,695)
Allowance for loan losses	(87,491)		(51,461)
Total loans, net	$12,858,087		$11,598,459
____________
(1) Includes mortgage warehouse purchase loans of $1.2 billion and $687.3 million at September 30, 2020 and December 31, 2019, respectively.
(2) Includes SBA PPP loans of $826.0 million with net deferred loan fees of $14.0 million at September 30, 2020.
(3) Includes loans held for sale of $87.4 million and $35.6 million at September 30, 2020 and December 31, 2019, respectively.

As of September 30, 2020 and December 31, 2019, total loans, net of allowance for loan losses and deferred fees, totaled $12.9 billion and $11.6 billion, respectively, which is an increase of 10.9% between the two dates. The increase is primarily due to $826.0 million of net PPP loans funded during 2020 as well as increases in the mortgage loans held for sale and mortgage warehouse purchase loans volumes during 2020 due to the low mortgage rate environment.
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
As a result of the current economic environment caused by the COVID-19 outbreak, the Company has worked with its borrowers on an individual, one-on-one basis to assess and understand the impact of pandemic-related economic hardship on the borrowers and provide prudent modifications allowing for short-term payment deferrals or other payment relief where appropriate. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. Under applicable accounting and regulatory guidance, such modifications are not considered troubled debt restructurings. It is possible that the Company’s asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

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

(dollars in thousands)	September 30, 2020	December 31, 2019
Nonaccrual loans
Commercial	$16,279	$3,130
Real estate:
Commercial real estate, construction, land and land development	4,257	6,461
Residential real estate	2,161	1,820
Agricultural	680	114
Consumer	43	22
Total nonaccrual loans (1)	23,420	11,547
Loans delinquent 90 days or more and still accruing
Commercial	296	14,529
Real estate:
Commercial real estate, construction, land and land development	15,719	—
Total loans delinquent 90 days or more and still accruing	16,015	14,529
Troubled debt restructurings, not included in nonaccrual loans
Real estate:
Commercial real estate, construction, land and land development	1,825	352
Residential real estate	181	188
Total troubled debt restructurings, not included in nonaccrual loans	2,006	540
Total nonperforming loans	41,441	26,616
Other real estate owned and other repossessed assets:
Real estate:
Commercial real estate, construction, land and land development	1,167	4,819
Single family interim construction	475	—
Consumer	114	114
Total other real estate owned and other repossessed assets	1,756	4,933
Total nonperforming assets	$43,197	$31,549
Ratio of nonperforming loans to total loans held for investment (2)	0.36%	0.24%
Ratio of nonperforming assets to total assets	0.25	0.21
____________
(1)     Nonaccrual loans include troubled debt restructurings of $601 thousand and $668 thousand at September 30, 2020 and December 31, 2019, respectively and excludes loans acquired with deteriorated credit quality of $7.0 million and $10.9 million as of September 30, 2020 and December 31, 2019, respectively.
(2)     Excluding mortgage warehouse purchase loans of $1.2 billion and $687.3 million as of September 30, 2020 and December 31, 2019, respectively.
Nonaccrual loans increased to $23.4 million at September 30, 2020 from $11.5 million as of December 31, 2019. Troubled debt restructurings that were not on nonaccrual status totaled $2.0 million at September 30, 2020, increasing from $540 thousand at December 31, 2019. The increase in nonaccrual loans was primarily due to a $13.8 million commercial energy loan, reflected in loans 90 days past due and still accruing as of December 31, 2019, as well as a $1.7 million commercial loan placed on nonaccrual, offset by a $1.1 million energy credit paydown and partial charge-off, a $1.1 million commercial loan charge-off and a $1.9 million single family construction loan placed in foreclosure during the nine months ended September 30, 2020. The increase in troubled debt restructurings was primarily due to a $1.5 million commercial real estate loan modified during first quarter 2020. Total loans delinquent 90 days or more and still accruing is elevated as of September 30, 2020 due to a $15.7 million commercial real estate loan which has matured and is pending workout at the end of third quarter.
The net decrease in other real estate owned and repossessed assets is primarily due to the sale of three properties totaling $3.0 million.

As of September 30, 2020, the Company had a total of 96 substandard and doubtful loans with an aggregate principal balance of $116.7 million that were not currently impaired loans or purchase credit impaired loans, nonaccrual loans, 90 days past due loans or troubled debt restructurings, but where the Company had information about possible credit problems of the borrowers that caused the Company’s management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that could result in those loans becoming nonaccrual loans, 90 days past due loans or troubled debt restructurings in the future.
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
Allowance for Loan Losses. As permitted under the CARES Act, the Company elected to defer the adoption of the current expected credit loss (CECL) accounting standard and has continued its consistent application of the incurred loss method for estimating the allowance for loan losses and applicable provision. The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The Company’s allowance for loan losses represents the Company’s estimate of probable and reasonably estimable loan losses inherent in loans held for investment as of the respective balance sheet date. The Company’s methodology for assessing the adequacy of the allowance for loan losses includes a general allowance for performing loans, which are grouped based on similar characteristics, and an allocated allowance for individual impaired loans. Actual credit losses or recoveries are charged or credited directly to the allowance. As of September 30, 2020, the allowance for loan losses amounted to $87.5 million, or 0.75% of total loans held for investment, excluding mortgage warehouse purchase loans, compared with $51.5 million, or 0.47% as of December 31, 2019. The dollar and percentage increases from year end is primarily due to added reserves for economic concerns related to the pandemic, as well as $2.4 million in charge-offs and specific reserve increases of $6.9 million and $1.4 million placed on an energy and commercial credit, respectively.
The allowance for loan losses to nonperforming loans has increased from 193.35% at December 31, 2019 to 211.12% at September 30, 2020. Nonperforming loans have increased from $26.6 million at December 31, 2019 to $41.4 million at September 30, 2020.
Securities Available for Sale
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit, interest rate and duration risk. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions.
The Company recognized a net gain of $0 and $382 thousand on the sale of securities for the three and nine months ended September 30, 2020, respectively, and a net gain of $0 and $265 thousand on the sale of securities for the three and nine month ended September 30, 2019, respectively. Securities represented 6.3% and 7.3% of the Company’s total assets at September 30, 2020 and December 31, 2019, respectively.
Certain investment securities are valued at less than their historical cost. Management evaluates securities for other-than-temporary impairment (OTTI) on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation. Management does not intend to sell any debt securities it holds and believes the Company more likely than not will not be required to sell any debt securities it holds before their anticipated recovery, at which time the Company will receive full value for the securities. Management has the ability and intent to hold the securities classified as available for sale that were in a loss position as of September 30, 2020 for a period of time sufficient for an entire recovery of the cost basis of the securities. For those securities that are impaired, the unrealized losses are largely due to interest rate changes. The fair value is expected to recover as the securities approach their maturity date. Management believes any impairment in the Company’s securities at September 30, 2020, is temporary and no other-than-temporary impairment has been realized in the Company’s consolidated financial statements.

Capital Resources and Regulatory Capital Requirements
Total stockholder’s equity was $2.5 billion at September 30, 2020 compared to $2.3 billion at December 31, 2019, an increase of approximately $136.6 million. The increase was primarily due to net income of $142.9 million earned by the Company during the nine months ended September 30, 2020, stock based compensation of $6.3 million and an increase of $19.8 million in unrealized gain on available for sale securities offset by dividends paid of $32.3 million.
As of September 30, 2020, the Company and the Bank exceeded the Basel III capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	As of September 30, 2020
	Actual Consolidated	Actual Bank	Required minimum capital - Basel III	Required to be considered well capitalized (Bank only)
	Ratio	Ratio	Ratio	Ratio
Tier 1 capital to average assets ratio	9.15%	10.97%	4.00%	≥5.00%
Common equity tier 1 capital to risk weighted assets ratio	10.24	12.77	7.00	≥6.50
Tier 1 capital to risk weighted assets ratio	10.66	12.77	8.50	≥8.00
Total capital to risk weighted assets ratio	13.29	13.42	10.50	≥10.00
Stock Repurchase Program. The Company established share repurchase programs in prior years which would allow the Company to purchase its common stock in the open market or in privately negotiated transactions. In general, stock repurchase programs allow the Company to proactively manage its capital position and return excess capital to shareholders. In October 2018, the Company announced the reestablishment of its stock repurchase program. The program authorized the Company to repurchase up to $75.0 million of its common stock through October 1, 2019. In October 2019, the stock repurchase program was renewed and extended through December 31, 2020. As of December 31, 2019, the Company repurchased a total of 897,738 shares of Company stock at a total cost of $49.0 million under this program. No repurchases were made during the nine month period ended September 30, 2020. On October 22, 2020, the Company's Board of Directors approved the renewal of its stock repurchase program prior to its expiration date, with an increased maximum limit of $150.0 million of common stock available to repurchase through October 31, 2021.
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

In addition to the liquidity provided by the sources described above, the Company maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of September 30, 2020, the Company had established federal funds lines of credit with nine unaffiliated banks totaling $365.0 million with no borrowings against the lines at that time. The Company also participates in an exchange that provides direct overnight borrowings with other financial institutions with a borrowing capacity of $664.0 million with none outstanding as of September 30, 2020. The Company has an unsecured line of credit totaling $100.0 million with an unrelated commercial bank. There were no borrowings against the line as of September 30, 2020. Based on the values of stock, securities, and loans pledged as collateral, as of September 30, 2020, the Company had additional borrowing capacity with the FHLB of $4.1 billion. In addition, the Company maintains a secured line of credit with the Federal Reserve Bank with availability to borrow $746.8 million at September 30, 2020.
In April 2020, the Company began originating loans to qualified small businesses under the CARES Act PPP administered by the SBA. As of September 30, 2020, the Company has 6,383 loans outstanding totaling $826.0 million. During April 2020, the Company borrowed a $300.0 million advance from the FHLB that provided supplemental funding for the PPP loan originations. The short-term, full-recourse advance bore interest at an annualized rate of 0.35% and expired on July 15, 2020. During second quarter 2020, the Company participated in the Federal Reserve's PPP Facility, which, through September 30, 2020, extended loans to banks who were loaning money to small businesses under the PPP. The amounts borrowed under the facility during second quarter 2020 totaled $7.6 million, bore interest at a rate of 0.35% and matured at the same time as the maturity date of the PPP loan pledged to secure the borrowing. As of September 30, 2020, the Company had repaid all borrowings under the PPP Facility. Federal bank regulatory agencies issued an interim final rule that permits banks to neutralize the regulatory capital effects of participating in the PPP and the PPP Facility. Specifically, all PPP loans have a zero percent risk weight under applicable risk-based capital rules. Additionally, a bank may exclude all PPP loans pledged as collateral to the PPP Facility from its average total consolidated assets for the purposes of calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPP Facility will be included.
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
In September 2020, the Company completed the issuance and sale of $130.0 million in aggregate principal of unsecured 4.00% fixed-to-floating subordinated debentures. Refer to Note 5, Other Borrowings, to the Company's consolidated financial statements included elsewhere in this report.
Other than the debt issuance noted above and normal changes in the ordinary course of business, there have been no significant changes in the types of contractual obligations or amounts due since December 31, 2019.
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
Independent Bank’s commitments to extend credit and outstanding standby letters of credit were $2.3 billion and $25.0 million, respectively, as of September 30, 2020. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. The Company manages the Company’s liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that the Company will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.
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
Goodwill and Other Intangible Assets. The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. The Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a quantitative impairment test is unnecessary. If the Company concludes otherwise, then it is required to perform an impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. The Company performs its impairment test annually as of December 31. During the period ended March 31, 2020, the economic turmoil and market volatility resulting from the coronavirus (COVID-19) pandemic crisis resulted in a substantial decrease in the Company's stock price and market capitalization. Management believed such decrease was a triggering indicator requiring an interim goodwill impairment quantitative analysis which resulted in no impairment charge for the period ended March 31, 2020. Subsequently, the Company's stock price and market capitalization has seen continued improvement through September 30, 2020. Refer to Note 1, Summary of Significant Accounting Policies, in the notes to the Company's consolidated financial statements included elsewhere in this report for additional information.
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
The Company conducts periodic analyses of its sensitivity to interest rate risks through the use of a third-party proprietary interest-rate sensitivity model. That model has been customized to the Company's specifications. The analyses conducted by use of that model are based on current information regarding the Company's actual interest-earnings assets, interest-bearing liabilities, capital and other financial information that it supplies. The Company uses the information in the model to estimate the its sensitivity to interest rate risk.
The Company's interest rate risk model indicated that it was in an asset sensitive position in terms of interest rate sensitivity as of September 30, 2020. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income based on the interest rate risk model as of September 30, 2020:

Hypothetical Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
200	5.44%
100	2.77
(100)	(3.57)
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
On May 1, 2015, the plaintiffs filed a motion requesting permission to file a Second Amended Class Action Complaint in this case, which motion was subsequently granted. The Second Amended Class Action Complaint presents previously unasserted claims, including aiding and abetting or participation in a fraudulent scheme based upon the large amount of deposits that the Stanford Entities held at BOH and the alleged knowledge of certain BOH officers. The plaintiffs seek recovery from Independent Bank and other defendants for their losses. The case was inactive due to a court-ordered discovery stay issued March 2, 2015 pending the Court’s ruling on plaintiff’s motion for class certification and designation of class representatives and counsel. On November 7, 2017, the Court issued an order denying the plaintiff’s motion. In addition, the Court lifted the previously ordered discovery stay. On January 11, 2018, the Court entered a scheduling order providing that the case be ready for trial on January 27, 2020. Due to agreed upon extensions of discovery on July 25, 2019, the Court amended the scheduling order to provide that the case be ready for trial on January 11, 2021. In light of additional agreed upon extensions of discovery deadlines, the Court entered a new scheduling order on March 9, 2020, which now provides that the case be ready for trial March 15, 2021. In light of delays in discovery associated with the COVID-19 pandemic, the parties agreed to amend the scheduling order with new ready for trial date of May 6, 2021. The Company has experienced an increase in legal fees associated with the defense of this claim and anticipates further increases in legal fees as the case proceeds to trial.
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
The following table summarizes the Corporation's repurchase activity during the three months ended September 30, 2020.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (thousands)
Total first quarter 2020	2,629	$55.35	—	$25,952
Total second quarter 2020	31	27.99	—	25,952
July 2020	—	—	—	25,952
August 2020	291	43.91	—	25,952
September 2020	—	—	—	25,952
Total third quarter 2020	291	43.91	—	25,952
Total 2020 year-to-date	2,951	$53.93	—	$25,952
____________
(1)    Includes 2,951 shares purchased in connection with the vesting of restricted stock replacement awards acquired with the Guaranty merger. These transactions are not considered part of the Corporation's repurchase program.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None

Item 4. MINE SAFETY DISCLOSURES
Not applicable

Item 5. OTHER INFORMATION
None

Item 6. EXHIBITS
The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit 10.1*
Form of Performance Restricted Stock Unit Agreement for performance based restricted stock units granted to executive officers on July 3, 2020, as more fully described in Schedule 14A filed by the Company on July 27, 2020

Exhibit 10.2*
Form of Restricted Stock Agreement for restricted stock grants with ratable vesting over a four-year period granted to executive officers on July 3, 2020, as more fully described in Schedule 14A filed by the Company of July 27, 2020

Exhibit 10.3
Underwriting Agreement, dated as of September 10, 2020, by and among Independent Bank Group, Inc., Keefe, Bruyette & Woods, Inc. and Piper Sandler & Co., which is incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated September 15, 2020

Exhibit 10.4
Third Supplemental Indenture, dated as of September 15, 2020, between Independent Bank Group, Inc. and Wells Fargo Bank, National Association, as trustee, which is incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 15, 2020

Exhibit 10.5
Form of 4.00% Fixed-to-Floating Rate Subordinated Notes due 2030, which is incorporated by reference to Exhibit 4.3 (included in exhibit 4.2) to the Company’s Current Report on Form 8-K dated September 15, 2020

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

Independent Bank Group, Inc.

Date:	October 29, 2020	By: /s/ David R. Brooks

David R. Brooks
Chairman, Chief Executive Officer and President

Date:	October 29, 2020	By: /s/ Michelle S. Hickox

Michelle S. Hickox
Executive Vice President
Chief Financial Officer