Form 10-K
period 2020-12-31
Independent Bank Group, Inc.
filed 2021-03-01
CIK 1564618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For The Fiscal Year Ended December 31, 2020.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                     Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the shares of common stock held by non-affiliates based on the closing price of the common stock on the Nasdaq Global Select Market on June 30, 2020 was approximately $1,494,273,058.
At February 25, 2021, the Company had outstanding 43,192,020 shares of common stock, par value $.01 per share.

Documents Incorporated By Reference:
Portions of the Company’s Proxy Statement relating to the 2021 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2020, are incorporated by reference into Part III, Items 10 - 14 of this Annual Report on Form 10-K.

INDEPENDENT BANK GROUP, INC. AND SUBSIDIARIES
Annual Report on Form 10-K
December 31, 2020

PART I

ITEM 1. BUSINESS
The disclosures set forth in this item are qualified by Item 1A. Risk Factors, and the section captioned “Forward-Looking Statements” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.
General
Independent Bank Group, Inc. (the “Company”) is a registered bank holding company headquartered in McKinney, Texas, which is located in the northern portion of the Dallas-Fort Worth metropolitan area. The Company was organized as a Texas corporation on September 20, 2002. Through the Company’s wholly owned subsidiary, Independent Bank, a Texas state chartered bank, doing business as Independent Financial (the “Bank”), the Company provides a wide range of relationship-driven commercial banking products and services tailored to meet the needs of businesses, professionals and individuals. The Company operates through its branch banking offices in the Dallas/North Texas area, including McKinney, Dallas, Fort Worth, and Sherman/Denison, the Austin/Central Texas area, including Austin and Waco, the Houston Texas metropolitan area and along the Colorado Front Range area, including Denver, Colorado Springs and Fort Collins.
As of December 31, 2020, the Company had consolidated total assets of approximately $17.8 billion, total loans of approximately $13.0 billion, total deposits of approximately $14.4 billion and total stockholders’ equity of approximately $2.5 billion.
The Company’s primary function is to own all of the stock of the Bank. The Bank is a locally managed community bank that seeks to provide personal attention and professional assistance to its customer base, which consists principally of small to medium sized businesses, professionals and individuals. The Bank’s philosophy includes offering direct access to its officers and personnel, providing friendly, informed and courteous service, local and timely decision making, flexible and reasonable operating procedures, and consistently applied credit policies.
The Company’s common stock is traded on the Nasdaq Global Select Market under the symbol "IBTX."
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
The Company's Community Banking Services

The Independent Way. Nearly a century after the Bank’s beginning, the Bank’s dedication to serving the needs of businesses and individuals in the Bank’s communities remains stronger than ever. Through the Bank, the Company strives to provide customers with innovative financial products and services, local decision making and a level of service and responsiveness that is second to none. The Company’s innovative and independent spirit is balanced by adherence to fundamental banking principles that have enabled the Company to remain strong, sound and financially secure even during challenging economic times. The Company is also steeped in a tradition of civic pride as evidenced by the investment of the Company’s time, energies and financial resources in many local community development initiatives and organizations to improve and benefit the Company’s communities.
Lending Operations. Through the Bank, the Company offers a broad range of commercial and retail lending products to businesses, professionals and individuals. Commercial lending products include owner-occupied commercial real estate loans, interim construction loans, commercial loans (such as SBA guaranteed loans, business term loans, equipment lease financing, lines of credit and energy related loans) to a diversified mix of small and midsized businesses, and loans to professionals, including medical practices. Retail lending products include residential first and second mortgage loans and consumer installment loans, such as loans to purchase cars, boats and other recreational vehicles.

The Company’s strategy is to maintain a broadly diversified loan portfolio by type and location. The Company’s loan portfolio consists of real estate loans, commercial and industrial loans, residential mortgage loans, residential construction loans, agricultural loans and consumer loans. Real estate secured loans are spread among a variety of types of borrowers, including owner-occupied offices for small businesses, medical practices and offices, retail operations and multi-family properties. The Company’s loans are diversified geographically throughout the Company’s Dallas/North Texas region (approximately 45%), the Company’s Houston region (approximately 20%), the Company’s Austin/Central Texas region (approximately 11%) and the Company's Colorado Front Range region (approximately 24%). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio" for a more detailed description of the Company’s lending operations.
Deposits. Through the Bank, the Company provides a full range of deposit products and services, including a variety of checking and savings accounts, debit cards, online banking, mobile banking, eStatements and bank-by-mail and direct deposit services. Deposits are the Company’s principal source of funds for use in lending and other general banking purposes. The Company also offers business accounts and management services, including analyzed business checking, business savings, and treasury management services. The Company solicits deposits through its relationship-driven team of dedicated and accessible bankers and through community focused marketing. The Company also utilizes an experienced Treasury Management team to solicit and manage large deposit relationships.
Other Services. In connection with our relationship driven approach to our customers, the Company, through the Bank, offers residential mortgages through the mortgage brokerage division. As a mortgage broker, the Company originates residential mortgages which are sold into the secondary market shortly after closing. The Company also supports residential mortgage operations through a mortgage warehouse program. The Company provides wealth management services to its customers through Private Capital Management, LLC, a registered investment advisory firm, which is a wholly owned subsidiary of the Bank.
The Company has recently initiated a retail banking strategy designed to enhance products and services to consumers. Through this strategy, the Company intends to provide personalized and consumer focused services to retail customers through the Company’s branch structure.
Competition
The Company competes in the commercial banking industry solely through the Bank and firmly believes that the Bank’s long-standing presence in the community and personal service philosophy enhance the Company’s ability to attract and retain customers. This industry is highly competitive, and the Bank faces strong direct competition for deposits, loans and other financial-related services. The Company competes with other commercial banks, thrifts and credit unions. An emerging source of competition is banking through digital channels offered by large, money center banking organizations, as well as “FinTech” businesses. Although some of these competitors are situated locally, others have statewide or nationwide presence. In addition, the Company competes with large banks in major financial centers and other financial intermediaries, such as consumer finance companies, brokerage firms, mortgage banking companies, insurance companies, securities firms, mutual funds and certain government agencies as well as major retailers, all actively engaged in providing various types of loans and other financial services. The Company believes that its banking professionals, the range and quality of products that the Company offers, its market presence, and its emphasis on building long-lasting relationships distinguishes the Bank from its competitors.
According to S&P Global Market Intelligence, as of June 30, 2020, the Company had the 13th largest deposit market share in Texas and the 13th largest deposit market share in Colorado. We believe that our strong market share is a reflection of the Company’s ability to compete with more prominent banking franchises in our markets.

COVID-19 Impact and Response
COVID-19 Impact and Legislative Response. In December of 2019, a novel strain of coronavirus, COVID-19, was reported in Wuhan China. COVID-19 virus rapidly spread to many other countries, including the United States, and the World Health Organization formally declared the coronavirus outbreak a pandemic in March of 2020. In response, federal and many state governments, including Colorado and Texas, implemented measures, including “stay at home” orders, restricting the operations of businesses and the activities of individuals. These orders and other effects of COVID-19 have had significant and widespread impact on the macroeconomic environment, leading to lower interest rates, depressed market valuations, heightened unemployment, heightened volatility in the financial, commodities (including oil and gas) and other markets, and significant disruption in banking and other financial activity in the areas in which the Company operates. COVID-19 also had a significant economic impact on a broad range of industries in which the customers of the Company operate.
In March of 2020, the Coronavirus Aid, Relief and Economic Security (“CARES Act”) took effect to address the impact of COVID-19. The CARES Act included the Paycheck Protection Program (“PPP”), a nearly $350 billion program designed to aid small and medium sized businesses through federally guaranteed loans distributed through banks (“PPP Round 1”). The PPP loans carried with them certain requirements for use of funds to pay for payroll costs, as well as certain other operational costs, to help businesses remain viable in the face of the economic uncertainty created by the COVID-19 pandemic. In April of 2020, Congress passed another bill to provide additional PPP loan funding and authority. In June of 2020, the Paycheck Protection Program Flexibility Act (the “Flexibility Act”) increased flexibility in the PPP loan program to address pervasive issues experienced by small businesses, such as hiring and continued operational constraints negatively impacting their businesses. Among other modifications, the Flexibility Act extended the period of time businesses had to use PPP loan funds from 8 weeks to 24 weeks, relaxed measures to qualify for PPP loan forgiveness, and extended deferral periods for PPP loans. In July of 2020, Congress again responded to small business needs by extending the deadline to apply for PPP Round 1 funding to August of 2020. In December of 2020, Congress enacted the Economic Aid to Hard-Hit Small Business, Nonprofits, and Venues Act, which allocated an additional $284 billion for PPP loans, extended authority to make PPP loans to March 31, 2021, modified provisions related to making PPP loans and forgiveness of PPP loans, and set forth requirements to obtain a second draw loan (“PPP Round 2”).
In addition to providing stimulus packages to maintain the viability of U.S. businesses, the CARES Act, and subsequent amendments thereto, also permitted financial institutions to delay adoption of the new accounting measure for estimating allowances for loan losses and provision known as the current expected credit loss model or CECL. Further discussion of the impact of these legislative measures on the Bank is addressed below under “Supervision and Regulation, Regulation of the Bank, Measurement for Loan Allowances and Provision” and under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Recent Development: COVID-19”.
Our Company’s COVID-19 Response. In the face of the challenges presented by COVID-19, our team and our customers have continued to demonstrate resilience, creativity and flexibility. Our team swept into action to close over 6,300 PPP loans during PPP Round 1. As of February 25, 2021, our team has originated over 1,600 loans for PPP Round 2. Aside from PPP loans, our teams have actively worked with our customers on a one-on-one basis to provide payment relief through prudent loan modifications, including deferrals and payment reductions. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Recent Developments: COVID-19” for additional discussion of the impact of the pandemic on the Company’s financial condition.
In addition, the Company’s business continuity team instituted measures to maintain the health and safety of our employees and the customers we serve. We adjusted operating hours, instituted 50/50 staff rotation schedules and modified branch lobby configurations to promote social distancing and installed plexi-glass shields where appropriate to provide additional protections. Employees are required to wear face coverings, particularly when team members are engaging with customers. Surfaces are routinely cleaned and sanitized, work-from-home measures are in place, with cybersecurity protocols heightened to accommodate those measures, and protocols are in place to track and address exposures and potential exposures to COVID-19. We distribute routine communication to employees pertaining to pandemic related resources, updates and protocol reminders. Business travel also remains limited. Aside from these safety measures, the Company did not lay off or furlough any of its workforce and provided Special Circumstance Pay to employees impacted by COVID-19 so they are not required to exhaust Personal Time Off to deal with the challenges the pandemic has created in their daily lives. These measures have allowed us to successfully sustain operations in an incredibly challenging environment. However, as more thoroughly discussed under Item 1A, Risk Factors, Other Risk Affecting Our Business, the prolonged nature of the pandemic and its impact on the economy could lengthen, exacerbate, and prolong the risks identified in the Company’s 10-K.

Our Company also focused on the needs of the greater community in these difficult times by providing over $100,000 in donations to support food banks across Texas and Colorado. This investment contributed to the delivery of over 300,000 meals to families in need, and provided meaningful paid employment to unemployed shift workers. In addition, the Bank provided more than $95,000 in additional donations to non-profits focused on small business support, housing and shelter, employment, remote learning technology, childcare and health care.
Human Capital Management
As of December 31, 2020, we employed 1,513 employees. The average tenure of senior executives within the Company is 13 years, and the attrition rate for all employees in 2020 was 16.1%. None of the Company’s employees are represented by any collective bargaining unit nor are they parties to any collective bargaining agreement. We believe our employee relations to be good.
We are a high performing company that provides meaningful and engaging employee experience while serving as a powerful force for positive change in the communities we serve. We believe in a corporate culture where all people are empowered to reach their full potential. The Company’s Board of Directors fosters this belief by ensuring that senior management adopt strategies that result in the Company keeping a continuous pulse on both employee performance and satisfaction at every level. One of these strategies includes developing measures that focus on recruitment, retention and advancement of a diverse workforce. To that end, the Company launched a new Diversity and Inclusion Program in the fourth quarter of 2020 built upon the three core principles of people, culture and community. The Company’s Diversity Council, comprised of 18 cross-functional leaders diverse in gender, race and ethnicity, was created as part of this initiative. The Company has also adopted and enforces codes of conduct that establish principles of integrity, respect, and excellence at all levels of the Company.
To attract and retain talent, the Company offers competitive compensation and benefits to our employees, and is heavily invested in the health, safety and welfare of each employee. Aside from the measures taken by the Company to protect our employee’s health and financial well-being in the midst of the COVID-19 pandemic described above, the Company’s standard benefits package includes an active health and wellness program that engages employees throughout the year with the goal of generating positive health outcomes for our team members. The program includes access to telemedicine, health savings accounts, flexible spending accounts, insurance premium reductions for those who complete certain health and fitness tasks in the year, and an Employee Assistance Program offering confidential emotional support, work-life solutions, and legal and financial planning resources. The Company also empowers employees to plan for their financial futures by matching 100% of the first 6% of contributions made to the Company’s 401-K plan. The Company also offers a competitive employee bonus incentive plan. In 2020, the Company paid 100% of the employee bonus incentive plan to its employees, despite the challenges presented by the COVID-19 pandemic.
The Company also encourages every employee to effect positive change in the communities we serve throughout Texas and Colorado. Senior management has designed programs that encourage and celebrate community service by providing additional paid time off to employees to accommodate participation in service related activities and by highlighting contributions made by our team throughout the year. In 2020, our employees volunteered over 6,500 hours for a volunteer value of over $178,000.
The Company firmly believes that one of its greatest assets is its employees. We strive year after year to build and enhance our corporate culture so that our workforce continues to feel valued, understood, appreciated, encouraged and empowered to professionally thrive and make a difference within the Company and the communities we serve.
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
Regulatory Restrictions on Dividends; Source of Strength. The Company is regarded as a legal entity separate and distinct from the Bank. The principal source of the Company’s revenues is dividends received from the Bank. As described in more detail below, Texas state law places limitations on the amount that state banks may pay in dividends, which Independent Bank must adhere to when paying dividends to the Company. The Federal Reserve has issued a policy statement that provides that a bank holding company should not pay dividends unless (a) its net income over the last four quarters (net of dividends paid) has been sufficient to fully fund the dividends, (b) the prospective rate of earnings retention appears to be consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries and (c) the bank holding company will continue to meet minimum required capital adequacy ratios. Accordingly, the Company should not pay cash dividends that exceed its net income in any year or that can only be funded in ways that weaken its ability to serve as a source of financial strength for its banking subsidiaries, including by borrowing money to pay dividends.

Under Federal Reserve policy, bank holding companies have historically been required to act as a source of financial and managerial strength to each of its banking subsidiaries, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, (the “Dodd-Frank Act”) codified this policy as a statutory requirement. Under this requirement, the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. As discussed below, a bank holding company, in certain circumstances, could be required to guarantee the capital restoration plan of an undercapitalized banking subsidiary. If the capital of the Bank were to become impaired, the Federal Reserve could assess the Company for the deficiency. If the Company failed to pay the assessment within three months, the Federal Reserve could order the sale of the Company’s stock in the Bank to cover the deficiency.
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

Capital Adequacy Requirements. The Federal Reserve utilizes a system based upon risk-based capital guidelines under a two-tier capital framework to evaluate the capital adequacy of bank holding companies. Tier 1 capital generally consists of common stockholders’ equity, retained earnings, a limited amount of qualifying perpetual preferred stock, qualifying trust preferred securities and noncontrolling interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangibles. Tier 2 capital generally consists of certain hybrid capital instruments and perpetual debt, mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock, loan loss allowance, and unrealized holding gains on certain equity securities. The regulatory capital requirements are applicable to the Company because its total consolidated assets equal more than $1 billion. The Bank is subject to the capital requirements of the FDIC.
Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines required a minimum ratio to be well capitalized of total capital to total risk-weighted assets of 8.0% (of which at least 6.0% was required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. Risk-weighted assets exclude intangible assets such as goodwill and core deposit intangibles.
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
Under the Federal Reserve's and FDIC’s prompt corrective action standards, in order to be considered well-capitalized, the Company and the Bank must have a ratio of CET1 capital to risk-weighted assets of 6.5%, a ratio of Tier 1 capital to risk-weighted assets of 8%, a ratio of total capital to risk-weighted assets of 10%, and a leverage ratio of 5%; and must not be subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. In order to be considered adequately capitalized, an institution must have the minimum capital ratios described above. As of December 31, 2020, the Company and the Bank each were “well-capitalized.” An institution that is not well capitalized is subject to certain restrictions on brokered deposits and interest rates on deposits.
The Federal Reserve’s capital regulations and Regulation Y generally require a bank holding company to receive the prior approval of and/or provide the Federal Reserve with prior notice of any redemption or repurchase of its own equity securities.
Interchange Fees. The Durbin Amendment to the Dodd-Frank Act limits the amount of interchange fees that banks with assets of $10 billion or more may charge to process electronic debit transactions. An issuer must begin complying with the Durbin Amendment no later than July 1 of the next calendar year after the issuer crosses the $10 billion threshold. The Company and the Bank exceeded $10 billion in total consolidated assets upon consummation of the merger of the Company with Guaranty Bancorp and the merger of the Bank with Guaranty Bank and Trust Company, both on January 1, 2019. Thus, the Bank became subject to the rule on July 1, 2020. Under the Durbin Amendment and the Federal Reserve’s implementing regulations, bank issuers who are not exempt may only receive an interchange fee from merchants that is reasonable and proportional to the cost of clearing the transaction. The maximum permissible interchange fee is equal to no more than $0.21 plus 5 basis points of the transaction value for many types of debit interchange transactions. A debit card issuer may also recover $0.01 per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the Federal Reserve. In addition, the Federal Reserve has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.

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
On January 30, 2020, the Federal Reserve finalized a rule that simplifies and increases transparency of its rules for determining when one company controls another company for purposes of the BHC Act. The rule became effective September 30, 2020. The rule has and will likely continue to have a meaningful impact on control determinations related to investments in banks and bank holding companies and investments by bank holding companies in nonbank companies.
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
Regulation of the Bank
The Bank is a Texas-chartered banking association, the deposits of which are insured by the deposit insurance fund of the FDIC. The Bank is not a member of the Federal Reserve System; therefore, the Bank is subject to supervision and regulation by the FDIC, the TDB and CFPB. Such supervision and regulation subject the Bank to special restrictions, requirements, potential enforcement actions and periodic examination by the FDIC, the TDB and the CFPB. Because the Federal Reserve regulates the Company, the Federal Reserve also has supervisory authority that directly affects the Bank.
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
Although the powers of state chartered banks are not specifically addressed in the GLB Act, Texas-chartered banks such as the Bank will have the same if not greater powers as national banks through the parity provisions contained in the Texas Constitution and other Texas statutes.
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

Restrictions on Transactions with Affiliates and Insiders. Transactions between the Bank and its nonbanking subsidiaries and/or affiliates, including the Company, are subject to Section 23A of the Federal Reserve Act. In general, Section 23A of the Federal Reserve Act imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties that are collateralized by the securities or obligations of the Company or its subsidiaries. Covered transactions with any single affiliate may not exceed 10% of the capital stock and surplus of the Bank, and covered transactions with all affiliates may not exceed, in the aggregate, 20% of the Bank’s capital and surplus. For a bank, capital stock and surplus refers to the bank’s Tier 1 and Tier 2 capital, as calculated under the risk-based capital guidelines, plus the balance of the allowance for credit losses excluded from Tier 2 capital. The Bank’s transactions with all of its affiliates in the aggregate are limited to 20% of the foregoing capital. “Covered transactions” are defined by statute to include a loan or extension of credit to an affiliate, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In addition, in connection with covered transactions that are extensions of credit, the Bank may be required to hold collateral to provide added security to the Bank, and the types of permissible collateral may be limited. The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates.
Affiliate transactions are also subject to Section 23B of the Federal Reserve Act, which generally requires that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons.
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
Restrictions on Dividends. Dividends paid by the Bank have provided a substantial part of the Company’s operating funds, and for the foreseeable future, it is anticipated that dividends paid by the Bank to the Company will continue to be the Company’s principal source of operating funds. However, capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. Under federal law, the Bank cannot pay a dividend if, after paying the dividend, it would be undercapitalized. The FDIC may declare a dividend payment to be unsafe and unsound even though the Bank would continue to meet its capital requirements after payment of the dividend.
Because the Company is a legal entity separate and distinct from its subsidiaries, its right to participate in the distribution of assets of any subsidiary upon the subsidiary’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors. The Federal Deposit Insurance Act, or the FDI Act, provides that, in the event of a “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution (including the claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If the Bank fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, nondeposit creditors, including the Company, with respect to any extensions of credit it has made to the Bank.
Examinations by FDIC & TDB. The Company is subject to a continuous program of examination by the FDIC and TDB concerning, among other things, lending practices, reserve methodology, compliance with regulations, BSA/AML compliance, and management of risk related to interest rate, liquidity, capital and operations, overall enterprise risk management, internal audit program, financial accounting practice, and other related matters. The Company devotes a significant amount of time and resources to the compliance function.

Examinations by CFPB. The Bank is subject to supervision and examination by the CFPB. The CFPB maintains authority over the Bank with respect to substantially all federal statutes and regulations protecting the interests of consumers of financial services, including but not limited to the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Truth in Savings Act, the Right to Financial Privacy Act and the Electronic Funds Transfer Act and their respective related regulations. Violation of these laws and regulations could subject the Bank to lawsuits and administrative penalties, including civil monetary penalties, payments to affected consumers, and orders to halt or materially change our consumer banking activities. The CFPB has broad authority to pursue enforcement actions, including investigations, civil actions and cease and desist proceedings and can refer civil and criminal findings to the Department of Justice for prosecution. The Bank is also subject to other federal and state consumer protection laws that, among other things, prohibit unfair, deceptive and abusive, corrupt or fraudulent business practices, untrue or misleading advertising and unfair competition.
Audit Reports. Insured institutions with total assets of $500 million or more must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the institution’s holding company can be used to satisfy this requirement. Auditors of an insured institution must receive examination reports, supervisory agreements and reports of enforcement actions. For institutions with total assets of $1 billion or more, financial statements prepared in accordance with GAAP, management’s certifications signed by the Company’s and the Bank’s chief executive officer and chief accounting or financial officer concerning management’s responsibility for the financial statements, and an attestation by the auditors regarding the Bank’s internal controls must also be submitted. For institutions with total assets of more than $3 billion, independent auditors may be required to review quarterly financial statements. The FDICIA requires that the Bank have an independent audit committee, consisting only of outside directors, or that the Company has an audit committee that is entirely independent. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers.
Capital Adequacy Requirements. The FDIC has adopted regulations establishing minimum requirements for the capital adequacy of insured institutions and may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk. The FDIC’s risk-based capital guidelines, under the fully phased-in Basel III Capital Rules, generally require state banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 8.5% and a ratio of total capital to total risk-weighted assets of 10.5%. The capital categories have the same definitions for the Bank as for the Company. The FDIC’s leverage guidelines require state banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. The TDB has issued a policy which generally requires state chartered banks to maintain a leverage ratio (defined in accordance with federal capital guidelines) of 5.0%.
Measurement for Loan Allowances and Provision. The Bank is subject to accounting standards updates (ASU) set forth by the Financial Accounting Standards Board (FASB). In June 2016, FASB issued ASU No. 2016‑13, “Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 along with several other subsequent codification updates related to accounting for credit losses, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the credit loss measurement guidance for available for sale debt securities and purchased financial assets with credit deterioration. Under prior US GAAP, companies generally recognized credit losses when it was probable that the loss has been incurred (Incurred Loss Model). ASU 2016-13 requires a new credit loss methodology, the current expected credit loss model (CECL), which requires the recognition of an allowance for lifetime expected credit losses on loans, held-to-maturity debt securities and other receivables measured at amortized cost at the time the financial asset is originated or acquired. Under CECL, credit losses will be immediately recognized through net income; the amount recognized will be based on the current estimate of contractual cash flows not expected to be collected over the financial asset’s contractual term. ASU 2016-13 initially became effective for the Company on January 1, 2020.
On March 27, 2020, the CARES Act was enacted, which included an option for financial institutions to delay the implementation of ASU 2016-13 until the earlier of the termination date of the national emergency declaration relating to the COVID-19 pandemic or December 31, 2020. Due to the uncertainty of the economic forecast resulting from COVID-19 and the potential impact of future government economic stimulus measures, the Company delayed adoption of CECL under ASU 2016-13 and continued to calculate and record its provision for loan losses under the Incurred Loss Model.

The CARES Act was furthered amended by the Consolidated Appropriations Act, 2021 signed into law on December 27, 2020, which permitted companies to further delay the adoption of CECL until as late as January 1, 2022. The Company elected to adopt CECL as of January 1, 2021 and utilized the Incurred Loss Model for 2020. Item 1A, Risk Factors and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - "Recent Development: COVID-19, Credit and Asset Quality" contain additional discussion of the impact resulting from this decision.
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
Deposit Insurance Assessments. Substantially all of the deposits of the Bank are insured up to applicable limits by the deposit insurance fund of the FDIC, and the Bank must pay annual deposit insurance assessments to the FDIC for such deposit insurance protection. The FDIC maintains the deposit insurance fund by designating a required reserve ratio. If the reserve ratio falls below the designated level, the FDIC must adopt a restoration plan that provides that the deposit insurance fund will return to an acceptable level generally within five years.
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
On February 7, 2012, the FDIC approved a final rule that amends its existing deposit insurance funds restoration plan and implements certain provisions of the Dodd-Frank Act. Effective as of July 1, 2012, the assessment base is determined using average consolidated total assets minus average tangible equity rather than the current assessment base of adjusted domestic deposits. Because the change resulted in a much larger assessment base, the final rule also lowered the assessment rates in order to keep the total amount collected from financial institutions relatively unchanged from the amounts previously being collected. After the effect of potential base-rate adjustments, the total base assessment rate for the Bank could range from 2.5 to 45 basis points on an annualized basis.

Under the Dodd-Frank Act, for institutions with $10 billion or more in assets, the FDIC uses a performance score and a loss-severity score that are used to calculate an initial assessment rate. In calculating these scores, the FDIC uses a bank’s capital level and regulatory supervisory ratings and certain financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The FDIC also has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations. The FDIC deposit assessment began use of this new calculation in the first quarter of 2020.
On June 22, 2020, the FDIC issued a rule that mitigates the deposit insurance assessment effects of participating in the PPP loan program first enacted under the CARES Act. Pursuant to the final rule, the FDIC will generally remove the effect of PPP lending in calculating an institution’s deposit insurance assessment. The final rule also provides an offset to an institution’s total assessment amount for the increase in its assessment base attributable to participation in the PPP loan program. Further, on October 20, 2020, the FDIC issued a final rule to allow institutions that experienced temporary growth from participation in the PPP loan program to determine whether they are subject to the requirements of Part 363 of the FDIC’s regulations (which imposes annual audit and reporting requirements on insured deposit institutions with $500 million or more in consolidated total assets) for fiscal years ending in 2021 based on the consolidated assets of December 31, 2019.
Brokered Deposit Restrictions. Adequately capitalized institutions cannot accept, renew or roll over brokered deposits, without receiving a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on any deposits. Undercapitalized institutions may not accept, renew or roll over brokered deposits. In December 2020, the FDIC finalized a rule that is intended to bring the brokered deposit regulations in line with modern deposit taking methods, which may result in a reduction in the amount of deposits that would be classified as brokered.
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
Community Reinvestment Act. The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their entire service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of such banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. The FIRREA requires federal banking agencies to make public a rating of a bank’s performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory CRA record could substantially delay approval or result in denial of an application. In December 2019, the FDIC and the OCC jointly proposed rules that change the existing regulations in four key ways: (i) clarifying what activities will qualify for CRA credit; (ii) updating where activities count for CRA credit; (iii) providing a more transparent and objective method for measuring CRA performance; and (iv) revising CRA-related data collection, record keeping, and reporting. While the OCC issued its final rule, which took effect October 1, 2020, the FDIC has not yet finalized revisions to its CRA rules.
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

Federal regulators have issued advisory statements regarding cybersecurity. Generally, federal regulators expect that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. In addition, a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If the Company fails to observe the regulatory guidance, the Company could be subject to various regulatory sanctions, including financial penalties. In December of 2020, federal banking agencies issued a Notice of Proposed Rulemaking that would require banking organizations to notify their primary federal regulator within 36 hours of becoming aware of a “computer-security incident” or a “notification incident.” The Notice of Proposed Rulemaking also would require specific and immediate notifications by bank service providers that become aware of similar incidents.
State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states, have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states, including Texas and Colorado, have implemented or modified their data breach notification and data privacy requirements. The Texas banks are required to promptly report material cybersecurity incidents to the Texas Banking Commissioner.
The Company expects this trend of both federal and state-level attention to cybersecurity to continue, and is continually monitoring developments at the federal level and in the states in which its customers are located.
Limits on Compensation. The Federal Reserve, OCC and FDIC in 2010 issued comprehensive final guidance on incentive compensation policies for executive management of banks and bank holding companies. This guidance was intended to ensure that the incentive compensation policies of banking organizations do not undermine their safety and soundness by encouraging excessive risk-taking. The objective of the guidance is to assure that incentive compensation arrangements (i) provide incentives that do not encourage excessive risk-taking, (ii) are compatible with effective internal controls and risk management and (iii) are supported by strong corporate governance, including oversight by the board of directors. In 2016, the Federal Reserve and the FDIC proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2020, these rules have not been implemented.
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
The Anti-Money Laundering Act of 2020 (the “AMLA”), which amends the Bank Secrecy Act of 1970 (BSA), was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to the U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions, requires the development of standards for evaluating technology and internal process for BSA compliance, and expands enforcement and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections.

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
Changes in Laws, Regulations or Policies
In general, regulators have increased their focus on the regulation of financial institutions. From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures. Such initiatives may change banking statutes and the operating environment of the Company and the Bank in substantial and unpredictable ways. The Company cannot determine the ultimate effect that any potential legislation, if enacted, or implementing regulations with respect thereto, would have, upon the financial condition or results of operations of the Company or the Bank. A change in statutes, regulations or regulatory policies applicable to the Company or the Bank could have a material effect on the financial condition, results of operations or business of the Company and the Bank.
Enforcement Powers of Federal and State Banking Agencies
The federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements could subject the Company or the Bank and their subsidiaries, as well as their respective officers, directors, and other institution‑affiliated parties, to administrative sanctions and potentially substantial civil money penalties. In addition to the grounds discussed above under “Corrective Measures for Capital Deficiencies,” the appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist. The TDB also has broad enforcement powers over the Bank, including the power to impose orders, remove officers and directors, impose fines and appoint supervisors and conservators.
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
Summarized below are the most significant risks and uncertainties that we believe could adversely affect our business, financial condition or results of operations. Following this summary, we discuss each risk in greater detail under each risk’s respective headings, organized by Risks Related to the Company’s Business and Risks Related to an Investment in the Company’s Common Stock. We also separately discuss how COVID-19 has heightened certain of these risks and any new risks directly resulting from the pandemic. You should read both the summary and the detailed descriptions of each risk before investing in the Company’s securities.
RISKS RELATED TO THE COMPANY’S BUSINESS
Operational Risk
•The Company must effectively manage the need for technological change.
•The Company may experience system failure or cybersecurity breaches.
•The Company’s success depends significantly on its management team.
•The Company is reliant on third party service providers.
•The Company is subject to data processing failures, control failures and fraud.
•New lines of business or new products and services subject the Company to additional risks.
•The Company’s accounting estimates and risk management programs rely on analytical and forecasting models.
•The Company is subject to counterparty risk.
•The value of the Company’s goodwill could become impaired.
Strategic Risk
•The Company may not be able to continue to grow.
•The Company may not be able to continue its acquisition strategy.
•The Company must effectively manage risk associated with its acquisition strategy.
•The Company has a geographic concentration in Texas and Colorado.
Credit Risk
•The Company must manage credit risk.
•The Company has a significant concentration in commercial real estate loans.
•The Company has exposure to credit risk related to the energy industry.
•The Company’s Allowance for Loan Losses may be insufficient to absorb loan losses.
•The adoption of CECL may impact future loan loss provisions.
•The Company’s mortgage business subjects the Company to additional risk.
Interest Rate Risk
•The Company must manage interest rate risk.
•The replacement of LIBOR may subject the Company to additional risk.
•The Company could experience losses on its investment securities in volatile rate environments.
Liquidity and Capital Risk
•The Company is subject to liquidity risk.
•The Company must maintain adequate capital.
•The Federal Reserve may require the Company to commit capital resources to support the Bank.

Legal, Regulatory and Compliance Risk
•The Company is subject to legal and regulatory risk.
•The Company operates in a highly regulated environment and, as a result, is subject to extensive regulation and supervision.
•The Company must devote significant resources to compliance.
•The Company is subject to continuous examination.
•The Company may be required to pay significantly higher FDIC deposit insurance assessments in the future.
•The Company faces a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.
•There are substantial regulatory limitations on changes of control of bank holding companies.
Other Risks Affecting Our Business
•Volatile market conditions and macro economic trends, including the impact of the COVID-19 pandemic, could adversely affect the Company.
•The Company operates in a competitive environment.
•The Company is reliant on deposits as a significant source of funding.
•The Company may be adversely impacted by natural disasters, health pandemics, and other local and worldwide events beyond the Company’s control.
•The Company could be subject to environmental risk.
•Monetary policies and regulations of the Federal Reserve could adversely affect the Company’s business, financial condition and results of operations.
RISKS RELATED TO AN INVESTMENT IN THE COMPANY’S COMMON STOCK
•The Company’s stock price can be volatile.
•The Company is dependent upon the Bank for cash flow, and the Bank’s ability to make cash distributions is restricted.
•The Company’s dividend policy may change without notice, and the Company’s future ability to pay dividends is subject to restrictions.
•The Company’s largest shareholder and board of directors have historically, and currently, exert a controlling influence on the Company.
•The Company’s corporate organizational documents and the provisions of Texas law make it more difficult or prevent an attempted acquisition of the Company that you may favor.
•Other debt and equity instruments have priority over the Company’s common stock.
•An investment in the Company’s common stock is not an insured deposit.
RISKS RELATED TO THE COVID-19 PANDEMIC
•The pandemic has heightened credit risk.
•The pandemic has increased interest rate risk.
•The pandemic has heightened operational risk, particularly with respect to cybersecurity.
•The pandemic has increased legal and regulatory risk.
•The full extent of impact from the pandemic is uncertain.

RISKS RELATED TO THE COMPANY’S BUSINESS
Operational Risk
The Company must effectively manage the need for technological change.
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
The Company may experience system failure or cybersecurity breaches.
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
As of March 1, 2021, the Company has not discovered any material cybersecurity incidents.

The Company’s success depends significantly on its management team.
The Company’s success depends significantly on the continued service and skills of the Company’s existing executive management team. The implementation of the Company’s business and growth strategies also depends significantly on the Company’s ability to retain officers and employees with experience and business relationships within their respective market areas. The Company’s ability to attract and retain key employees is dependent upon its compensation and benefits programs, continued growth and profitability, and reputation for rewarding and promoting qualified employees, as well as having appropriate levels of diversity and inclusion in its workforce. The cost of employee compensation constitutes a significant portion of the Company’s non-interest expense and can materially impact results of operations. The Company could have difficulty replacing departed officers and employees with persons who are experienced in the specialized aspects of the Company’s business or who have ties to the communities within the Company’s market areas. The unexpected loss of any of the Company’s key personnel could therefore have an adverse impact on the Company’s business and growth. The Company’s continued success is dependent upon the ability of its executive management and the development of an appropriate succession plan for key officers.
The Company is reliant on third party service providers.
The Company depends on a number of relationships with third-party service providers. Specifically, the Company receives core systems processing, essential web hosting and other Internet systems, cloud technologies, deposit processing and other processing services from third-party service providers. If these third-party service providers experience difficulties, or terminate their services, and the Company is unable to replace them with other service providers, particularly on a timely basis, the Company’s operations could be interrupted. If an interruption were to continue for a significant period of time, the Company’s business, financial condition and results of operations could be adversely affected, perhaps materially. Even if the Company is able to replace third party service providers, it may be at a higher cost to the Company, which could adversely affect the Company’s business, financial condition and results of operations.
The Company is subject to data processing failures, control failures and fraud.
Employee errors and employee and customer fraud or misconduct could subject the Company to financial losses or regulatory sanctions and seriously harm the Company’s reputation. Misconduct by the Company’s employees could include hiding unauthorized activities from the Company, improper or unauthorized activities on behalf of the Company’s customers, or improper use of, or unauthorized access to confidential information. Customers are also subject to financial crimes, including fraud, wire fraud, and cyber-crimes, which could adversely impact their ability to pay loans or result in a fraudulent removal of funds from their deposit accounts or other unauthorized activities. It is not always possible to prevent employee errors and misconduct, or fraudulent and other criminal schemes impacting customers, and the precautions the Company takes to prevent and detect this activity may not be effective in all cases. Employee errors could also subject the Company to financial claims for negligence.
The Company maintains a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors, cybersecurity breaches, and employee, customer, or third party fraud. However, if the Company’s internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on the Company’s business, financial condition and results of operations.
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

New lines of business or new products and services subject the Company to additional risks.
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
The Company’s accounting estimate and risk management programs rely on analytical and forecasting models.
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
The Company is subject to counterparty risk.
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
The value of the Company’s goodwill could become impaired.
Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets that the Company acquired in connection with the purchase of another financial institution. The Company reviews goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of the asset might be impaired. Significant and sustained decline in the Company’s stock price and material adverse changes in economic conditions may result in taking future write downs related to the impairment of goodwill.

The Company determines impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in the Company’s results of operations in the periods in which they become known. As of December 31, 2020, we had $1.1 billion of goodwill and other intangible assets. While the Company has not recorded any such impairment charges since the Company initially recorded the goodwill, there can be no assurance that the Company’s future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on the Company’s financial condition and results of operations. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - "Critical Accounting Policies and Estimates" for further discussions of goodwill valuation.
Strategic Risk
The Company may not be able to continue to grow.
To achieve its past levels of growth, the Company has focused on both internal growth and acquisitions. The Company may not be able to sustain its historical rate of growth or may not be able to grow at all. More specifically, the Company may not be able to grow earning assets, specifically loans, and the Company may not be able to find suitable acquisition candidates. Various factors, such as economic conditions and competition, may impede or prohibit loan growth and the completion of acquisitions. Further, the Company may be unable to attract and retain experienced bankers, which could adversely affect its internal growth. If the Company is not able to continue its historical levels of growth, it may not be able to maintain its historical earnings trends. If the Company does not manage the Company’s growth effectively, the Company’s business, financial condition, results of operations and future prospects could be negatively affected, and the Company may not be able to continue to implement the Company’s business strategy and successfully conduct the Company’s operations.
The Company may not be able to continue its acquisition strategy.
The Company has been pursuing a growth strategy that includes the acquisition of other financial institutions in target markets. The Company has completed several acquisitions since 2010, most recently completing the acquisition of Guaranty Bancorp on January 1, 2019. The Company intends to continue its acquisition strategy. Such an acquisition strategy, involves significant risks, including the following:
•finding suitable markets for expansion;
•finding suitable candidates for acquisition;
•attracting funding to support additional growth;
•maintaining asset quality;
•attracting and retaining qualified management; and
•maintaining adequate regulatory capital.
Accordingly, the Company may be unable to find suitable acquisition candidates in the future that fit its acquisition and growth strategy. In addition, the Company’s previous acquisitions may make it more difficult for investors to evaluate historical trends in the Company’s financial results and operating performance, as the impact of such acquisitions make it more difficult to identify organic trends that would be reflected absent such acquisitions. If the Company is unable to continue to grow through acquisitions, the Company’s business, financial condition, results of operation and future prospects could be negatively impacted.

The Company must effectively manage risk associated with its acquisition strategy.
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
The Company has a geographic concentration in Texas and Colorado.
The Company conducts its operations almost exclusively in Texas and Colorado. This geographic concentration imposes risks from lack of geographic diversification. The economic conditions in Texas and Colorado affect the Company’s business, financial condition, results of operations, and future prospects, where adverse economic developments, among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of the Company’s loans and loan servicing portfolio. Moreover, if the population or income growth in the Company’s market areas is slower than projected, income levels, deposits and housing starts could be adversely affected and could result in a reduction of the Company’s expansion, growth and profitability. Any regional or local economic downturn that affects Texas or Colorado, or existing or prospective borrowers or property values in such areas, may affect the Company and the Company’s profitability more significantly and more adversely than the Company’s competitors whose operations are less geographically concentrated.
Credit Risk
The Company must manage credit risk.
Making any loan involves risk, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt, and risks resulting from changes in economic and market conditions. The Company’s credit risk approval and monitoring procedures may fail to identify or reduce these credit risks, and they cannot completely eliminate all credit risks related to the Company’s loan portfolio. The Company faces a variety of risk related to its types of loans. Adverse developments affecting commercial real estate values in the Company’s market areas could increase the credit risk associated with commercial real estate loans, impair the value of the property pledged as collateral for these loans, and affect the Company’s ability to sell the collateral upon foreclosure without a loss. Further, due to the larger average size of commercial real estate loans, the Company faces risk that losses incurred on a small number of commercial real estate loans could have a material adverse effect on the Company’s financial condition and results of operations. The Company’s commercial real estate loans also have the risk that repayment is subject to the ongoing business operations of the borrower. The Company’s commercial loans also have the risk that repayment is subject to the ongoing business operations of the borrower. Commercial loans are often secured by personal property, such as inventory, and intangible property, such as accounts receivable, which if the business is unsuccessful, typically have values insufficient to satisfy the loan without a loss. If the overall economic climate in the United States, generally, or the Company’s market areas in Texas and Colorado, specifically, experience material disruption, the Company’s borrowers may experience difficulties in repaying their loans, the collateral the Company holds may decrease in value or become illiquid, and the level of nonperforming loans, charge-offs and delinquencies could rise and require additional provisions for loan losses, which would cause the Company’s net income and return on equity to decrease.

The Company has a significant concentration in commercial real estate loans.
As of December 31, 2020, approximately 51% of the Company’s loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral, excluding agricultural loans secured by real estate. As a result, adverse developments affecting real estate values in the Company’s market areas could increase the credit risk associated with the Company’s real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of the Company’s markets could increase the credit risk associated with the Company’s loan portfolio, and could result in losses that would adversely affect credit quality, financial condition, and results of operation. Negative changes in the economy affecting real estate values and liquidity in the Company’s market areas could significantly impair the value of property pledged as collateral on loans and affect the Company’s ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses would have a material adverse impact on the Company’s business, results of operations and growth prospects. If real estate values decline, it is also more likely that the Company would be required to increase the Company’s allowance for loan losses, which could adversely affect the Company’s financial condition, results of operations and cash flows.
The Company has exposure to credit risk related to the energy industry.
As of December 31, 2020, approximately 1.8% of the Company’s loan portfolio was composed of loans made to companies engaged in oil production and oilfield services. The significant decline in oil prices during 2020 adversely effected some of these borrowers’ ability to repay these loans and impaired the value of collateral securing some of these loans. Further, because energy is a material segment of the overall Texas economy, the decline and volatility in oil prices could have an impact on other segments of the Texas economy, including real estate. The Houston market economy in particular could be adversely affected. The Company’s asset quality and results of operations could be adversely impacted by the direct and indirect effects of current and future conditions in the Texas energy industry.
The Company’s Allowance for Loan Losses may be insufficient to absorb losses.
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
As of December 31, 2020, the Company’s allowance for loan losses as a percentage of total loans was 0.76% and as a percentage of total nonperforming loans was 170.80%. Additional loan losses will likely occur in the future and may occur at a rate greater than the Company has previously experienced. The Company may be required to take additional provisions for loan losses in the future to further supplement the allowance for loan losses, either due to management’s decision to do so or requirements by the Company’s banking regulators. In addition, bank regulatory agencies will periodically review the Company’s allowance for loan losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require the Company to recognize future charge-offs. If the assessment of loan losses is inaccurate, or if economic and market conditions experience material unanticipated changes, including as a result of the COVID-19 pandemic, then the Company will need to make provisions to increase the allowance, which will adversely impact earnings. See also Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Provision for Loan Losses for additional discussion of financial impact of the allowance for loan losses. These adjustments may adversely affect the Company’s business, financial condition and results of operations.

The adoption of CECL may impact future loan loss provisions.
As discussed under Item 1,Business - "Supervision and Regulation-Regulation of the Bank", the Bank adopted CECL effective January 1, 2021. As a result of the implementation of CECL, the Company has implemented controls and procedures to measure and estimate the lifetime expected credit loss at the time a financial asset is initially added to the balance sheet and periodically thereafter.
The Company has determined that the implementation of CECL will result in an increase in its combined allowance for loan losses and reserves for unfunded commitments (the "ALLL"). The Company’s current estimate of the range of expected increase in the ALLL resulting from the implementation of CECL is further discussed at "Part IV Item 15, Exhibits and Financial Statements - Note 2, Recent Accounting Pronouncements - ASU 2016-13, Financial Instruments-Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments”. The ultimate impact of the implementation of CECL could differ from the expectation.
The impact of CECL in future periods will be significantly influenced by the composition, characteristics and quality of the Company’s loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Should these factors materially change, the Company may be required to increase or decrease its allowance for credit losses, decreasing or increasing the Company’s reported income, and introducing additional volatility into its reported earnings. In addition, CECL requires the application of greater management judgment that is supported by new models and more data elements than the previous allowance standard. The Company’s adoption of the CECL model is expected to increase the complexity, and associated risk, of the analysis and processes relying on management judgment, which could negatively impact the Company’s financial condition and results of operations.
The Company’s mortgage business subjects the Company to additional risk.
The Company originates and sells residential mortgage loans through the Bank’s mortgage division and purchases and sells residential mortgages through its mortgage warehouse business. As of December 31, 2020, mortgage warehouse purchase loans totaled $1.5 billion, or 11.1% of total loans held for investment, which represents a significant increase in this line of business. Mortgage lending and mortgage warehouse purchase lending include credit risk associated with commercial bank lending. This line of business is also subject to market volatility, changes in interest rates, volume volatility and changing appetite of investors for certain mortgage products.
Through its mortgage warehouse business, the Company provides guidance lines of credit to mortgage companies that originate and sell residential mortgages. As part of this process, the Bank funds and purchases the mortgage at closing, the mortgage company sells the mortgage to an institutional buyer, and the proceeds from that sale are the primary source of repurchase of the mortgage from the Bank. This process exposes the Bank to market and interest rate risk in the event that the mortgage is not sold. The Bank is also subject to risk of fraud by mortgage company employees and customers. While the Company has insurance against fraud in the mortgage process, fraud loss in excess of insurance limits or which is not covered by insurance could have an adverse effect on the Company’s business, financial condition and results of operation.
The Company has entered into loan purchase commitments and forward sales commitments to mitigate the interest rate risk related to mortgage origination activities. While the Company believes that its hedging strategies will be successful in mitigating exposure to interest rate risk associated with the origination and purchase of mortgage loans, no hedging strategy can completely mitigate risk. Poorly designed strategies, improperly executed transactions, or inaccurate assumptions regarding future interest rates or market conditions could have a material adverse effect on the Company’s financial condition and results of operations.
Mortgage lending and mortgage warehouse purchase lending is subject to counterparty risk. The Company is from time to time required to hold or repurchase mortgage loans or reimburse investors as a result of breaches in contractual representations and warranties under the agreements pursuant to which it purchases and sells mortgage loans. While agreements with the originators and sellers of mortgage loans provide legal recourse that may allow the Company to recover some or all of losses, these companies are frequently not financially capable of paying large amounts of damages and as a result the Company can offer no assurance that it will not suffer loss as a result of these arrangements.

The Company may incur other costs and losses as a result of actual or alleged violations of regulations related to the origination and purchase of residential mortgage loans. The origination of residential mortgage loans is governed by a variety of federal and state laws and regulations, which are frequently changing. The Company sells residential mortgage loans that it has purchased or that it originated to various parties, including Ginnie Mae and GSEs such as Fannie Mae or Freddie Mac and other financial institutions that purchase mortgage loans for investment or private label securitization. These types of costs and losses arising from the Company’s mortgage business would negatively impact the Company’s business, financial condition and results of operation.
Interest Rate Risk
The Company must manage interest rate risk.
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

The replacement of LIBOR may subject the Company to additional risk.
In 2017, the U.K. Financial Conduct Authority announced that it would no longer compel banks to submit rates for the calculation of LIBOR after 2021. The administrator of LIBOR has proposed to extend publication of the most commonly used U.S. Dollar LIBOR settings to June 23, 2023 and to cease publishing other LIBOR settings on December 31, 2021. The U.S. federal banking agencies have issued guidance strongly encouraging banking organizations to cease using U.S. dollar LIBOR as a reference rate in new contracts as soon as practicable, and in any event, by December 31, 2021.It is not possible to predict whether banks will continue to provide LIBOR submissions to the administrator of LIBOR, use LIBOR as a reference rate or what rate will be viewed as an acceptable reference rate. Although the Company has established a working group to address the LIBOR transition, the full extent of impact of these developments on the Company’s business and financial results is not yet known. The transition from LIBOR may cause the Company to incur increased costs and additional risk. Uncertainty as to the nature of alternative reference rates and as to potential changes in or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans originated prior to 2021. If LIBOR rates are no longer available, any successor or replacement interest rates may perform differently, which may affect net interest income, change market risk profile and require changes to risk, pricing and hedging strategies. Any failure to adequately manage this transition could adversely affect impact the Company’s reputation.
The Company could experience losses on its investment securities in volatile rate environments.
While the Company attempts to invest a significant percentage of its assets in loans (the Company’s loan to deposit ratio was 90.8% as of December 31, 2020), the Company invests a percentage of its total assets (approximately 6.5% as of December 31, 2020) in investment securities as part of its overall liquidity strategy. As of December 31, 2020, the fair value of the Company’s securities portfolio was approximately $1.2 billion.
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
Liquidity and Capital Risk
The Company is subject to liquidity risk.
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
The Company must maintain adequate capital.
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
The Federal Reserve may require the Company to commit capital resources to support the Bank.
The Federal Reserve, which examines the Company and the Bank, requires a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. In addition, the Dodd-Frank Act directs the federal bank regulators to require that all companies that directly or indirectly control an insured depository institution serve as a source of strength for the institution. Under these requirements, in the future, the Company could be required to provide financial assistance to the Bank if it experiences financial distress.
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
Legal, Regulatory and Compliance Risk
The Company is subject to legal and regulatory risk.
The Company, like all financial institutions, has been and may in the future become involved in legal and regulatory proceedings. Litigation arises in a variety of contexts, including lending and deposit operations, intellectual property claims related to the technology used in business operations, employment practices, operating activities, fiduciary responsibilities, and other general business matters. The Company considers most of these proceedings to be in the normal course of business or typical for the industry. However, it is inherently difficult to assess the outcome of these matters. Any material legal or regulatory proceeding could impose substantial cost and cause management to divert its attention from the Company’s business and operations. Any adverse determination in a legal or regulatory proceeding could have a material adverse effect on the Company’s business, financial condition and results of operations. See Item 3, Legal Proceedings for a description of a legal proceeding which could have a material adverse effect on the Company’s financial condition.

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
The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. Additional legislation and regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could significantly affect the Company’s powers, authority and operations, or the powers, authority and operations of the Bank in substantial and unpredictable ways. The Dodd-Frank Act created the Consumer Financial Protection Bureau, or the CFPB, with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority, including the authority to prohibit unfair, deceptive, and abusive acts and practices. These rules may result in increased regulatory compliance costs and subject the Company to increased potential liabilities related to its consumer banking business and residential mortgage lending activities.
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
The Company must devote significant resources to compliance.
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
The Company and the Bank exceeded $10 billion in total consolidated assets (a) calculates FDIC deposits assessment base using a performance score and loss-severity score system; and (b) is subject to supervision and enforcement by the CFPB in connection with compliance with federal consumer protection laws.
In addition, the Company and the Bank is subject to the Durbin Amendment to the Dodd-Frank Act regarding limits on debit card interchange fees. The Durbin Amendment gives the Federal Reserve Board the authority to establish rules regarding interchange fees charged for electronic debit transactions by a payment card issuer that, together with its affiliates, has assets of $10 billion or more and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. The Federal Reserve Board has adopted rules under this provision that limit the swipe fees that a debit card issuer can charge a merchant for a transaction to the sum of 21 cents and five basis points times the value of the transaction, plus up to one cent for fraud prevention costs. Accordingly, deposit insurance assessments and expenses related to regulatory compliance may increase, while any decrease in the amount of interchange fees that the Company receives would reduce the Company’s revenue.
The imposition of these regulatory requirements and increased supervision has and will continue to require commitment of additional financial resources for regulatory compliance, which has increased the Company’s cost of operations, and has and will continue to otherwise have an impact on the Company’s financial condition and results of operations.

The Company is subject to continuous examination.
Texas and federal banking agencies periodically conduct examinations of the Company’s business, including compliance with laws and regulations. If, as a result of an examination, a Texas or federal banking agency were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Company’s operations had become unsatisfactory, or that the Company or its management was in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in the Company’s capital, to restrict the Company’s growth, to assess civil monetary penalties against the Bank, the Company’s officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Company’s deposit insurance. If the Company becomes subject to such regulatory actions, the Company could be materially and adversely affected.
The Company may be required to pay significantly higher FDIC deposit insurance assessments in the future.
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

Other Risks Affecting Our Business
Volatile market conditions and macro economic trends, including the impact of the COVID-19 pandemic, could adversely affect the Company.
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
Furthermore, as more fully discussed above under Item 1, Business - COVID Impact & Response and below under Risks Related to the COVID-19 Pandemic, the pandemic has created increased market volatility and impacted the Company’s business, financial condition and operations in a number of ways. If the COVID-19 pandemic continues to impact national, state, and local economies, the Company could experience credit and operating losses.
The Company operates in a competitive environment.
The Company conducts its operations almost exclusively in Texas and Colorado. Many of the Company’s competitors offer the same, or a wider variety of, banking services within the Company’s market areas. These competitors include banks with nationwide operations, regional banks and other community banks. The Company also faces competition from many other types of financial institutions, including savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In addition, a number of out-of-state financial intermediaries have opened production offices, or otherwise solicit deposits, in the Company’s market areas. Furthermore, many of the Company’s larger competitors have substantially greater resources to invest in technological improvement, resulting in additional or superior product offerings not offered by the Company. Also, the rise of “FinTech” entities presents an additional group of competitors which provide financial services through new electronic delivery systems. The Company’s ability to successfully compete will depend on a number of factors, including its ability to maintain long-term customer relationships and customer satisfaction with the Company’s products and services, the scope, relevance and pricing of the products and services the Company offers, industry and general economic trends, and the Company’s ability to keep pace with technological advances and to invest in new technology. Ultimately, the Company may not be able to compete successfully against current and future competitors. If the Company is unable to attract and retain banking customers, the Company may be unable to continue to grow its loan and deposit portfolios, or may be required to increase the rates the Company pays on deposits or lower the rates it offers on loans, which could reduce the Company’s profitability. Failure to successfully keep pace with technological change affecting the financial services industry could have a negative effect on the Company’s business, financial condition and results of operations.
The Company is reliant on deposits as a significant source of funding.
The Company relies on customer deposits as a significant source of funding. Competition among U.S. banks for customer deposits is intense, and may increase the cost of deposits or prevent new deposits, and may otherwise negatively affect the Company’s ability to grow its deposit base. The Company’s deposit accounts may decrease in the future, and any such decrease could have an adverse impact on the Company’s sources of funding, which impact could be material. Any changes the Company makes to the rates offered on its deposit products to remain competitive with other financial institutions may adversely affect the Company’s profitability and liquidity. The demand for the deposit products the Company offers may also be reduced due to a variety of factors, such as digital banking technology, demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, regulatory actions that decrease customer access to particular products or the availability of competing products. In addition, a portion of the Company’s deposits are brokered deposits and FDIC uninsured deposits. The levels of these types of deposits that the Company holds may be more volatile during changing economic conditions. As of December 31, 2020, approximately $1.5 billion, or 10.56%, of the Company’s deposits consisted of brokered deposits.

The Company may be adversely impacted by natural disasters, health pandemics, and other local and worldwide events beyond the Company’s control.
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
Hurricanes, tornadoes, wildfires, earthquakes and other natural disasters and severe weather events have caused, and in the future may cause, widespread property damage and significantly and negatively affect the local economies in which the Company operates. The effect of catastrophic weather events if they were to occur, could have a materially adverse impact on the Company’s financial condition, results of operations and business, as well as potentially increase the Company’s exposure to credit losses and liquidity risks.
The Company could be subject to environmental risks.
The Company is subject to growing risk from climate change. Among the risks associated with climate change are more frequent severe weather events. As discussed in the previous factors, severe weather events subject the Company to significant risks and more frequent severe weather events magnify those risks. Actions to address climate change, such as efforts to reduce reliance on fossil fuels and green energy initiatives, could have a significant impact on the Texas economy, in particular. While the Texas economy is more diversified than in the past and energy companies are working to adapt to climate change initiatives, the oil and gas industry has had, and continues to have, a significant impact on the overall Texas economy. Further, banking regulators are beginning to consider the risk presented by climate change on the financial system and may pass new regulations, such as climate related stress testing, to address this risk. The potential losses and costs associated with climate change related risks could have a material adverse effect upon the Company’s business, financial condition and results of operation.
In addition, a significant portion of the Company’s loan portfolio is secured by real property. During the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Company to incur substantial expenses and may materially reduce the affected property’s value or limit the Company’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Company’s exposure to environmental liability. Although the Company has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company’s financial condition and results of operations.
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
The Company’s stock price can be volatile.
Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. The Company’s stock price can fluctuate significantly in response to a variety of factors including, among other things:
•actual or anticipated variations in quarterly results of operations;
•recommendations by securities analysts;
•operating and stock price performance of other companies that investors deem comparable to the Company;
•new reports relating to trends, concerns and other issues in the financial services industry;
•perceptions in the marketplace regarding the Company and/or its competitors;
•new technology used, or services offered, by competitors;
•significant acquisitions or business combinations involving the Company or its competitors;
•the public float and trading volumes for the Company’s common stock;
•changes in government regulations, including tax laws; and
•volatility in economic conditions, including changes in interest rates, disruption in energy markets and changes in the global economy.
In addition, although the Company’s common stock is listed for trading on the Nasdaq Global Select Market, the trading volume of the Company’s common stock is less than that of other, larger financial institutions. Given the lower trading volume, significant sales of Company common stock, or the expectation of such sales, could cause the stock price to fall.
The Company is dependent upon the Bank for cash flow, and the Bank’s ability to make cash distributions is restricted.
The Company’s primary tangible asset is the Bank. As such, the Company depends upon the Bank for cash distributions (through dividends on the Bank’s stock) that the Company uses to pay the Company’s operating expenses, satisfy the Company’s obligations (including the Company’s senior indebtedness, subordinated debentures, and junior subordinated indebtedness issued in connection with trust preferred securities), and to pay dividends on the Company’s common stock. There are numerous laws and banking regulations that limit the Bank’s ability to pay dividends to the Company. If the Bank is unable to pay dividends to the Company, the Company will not be able to satisfy the Company’s obligations or pay dividends on the Company’s common stock. Federal and state statutes and regulations restrict the Bank’s ability to make cash distributions to the Company. These statutes and regulations require, among other things, that the Bank maintain certain levels of capital in order to pay a dividend. Further, state and federal banking authorities have the ability to restrict the payment of dividends by supervisory action.
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

The Company’s largest shareholder and board of directors have historically, and currently, exert a controlling influence on the Company.
Collectively, as of February 25, 2021, Messrs. Vincent Viola and David Brooks owned 11.9% of the Company’s outstanding common stock on a fully diluted basis. Vincent Viola, the largest shareholder of the Company, currently owns 10.3% of the Company’s outstanding common stock, and David Brooks, the Company’s Chairman of the Board and Chief Executive Officer, currently owns 1.6% of the Company’s common stock, each calculated on a fully diluted basis. Further, as of the date hereof, the Company’s other directors and executive officers currently own collectively approximately 1.9% of the Company’s outstanding common stock. These individuals have historically, and currently, exert controlling influence in the Company’s management and policies.
In addition, Michael Viola, a director of the Company, is the son of Vincent Viola. Further, David Brooks, the Company’s Chairman and Chief Executive Officer, has a 33 year history of ownership and operation of the Bank with Vincent Viola; and he has a joint investment with Mr. Viola outside of the Company. Given these close relationships, even though he does not serve on the Company’s board, Mr. Viola has and will continue to have an influence over the direction and operation of the Company.
The Company’s corporate organizational documents and the provisions of Texas law make more difficult or prevent an attempted acquisition of the Company that you may favor.
The Company’s certificate of formation and bylaws contain various provisions that could have an anti-takeover effect and may delay, discourage or prevent an attempted acquisition or change in control of the Company. These provisions include the following:
•staggered terms for directors;
•a provision that directors cannot be removed except for cause;
•a provision that any special meeting of the Company’s shareholders may be called only by a majority of the Company’s board of directors, the Chairman or a holder or group of holders of at least 20% of the Company’s shares entitled to vote at such special meeting; and
•a provision establishing certain advance notice procedures for nomination of candidates for election as directors and for shareholder proposals to be considered only at an annual or special meeting of shareholders.
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
Other debt and equity instruments have priority over the Company’s common stock.
In the event of any winding up and termination of the Company, the Company common stock would rank below all claims of the holders of the Company’s debt and any preferred stock then outstanding. The Company has a senior, revolving credit facility under which the Company may borrow up to $100 million. As of December 31, 2020, the Company had $6.5 million drawn upon this credit facility, which was subsequently paid down and has no borrowings as of March 1, 2021. Further, as of December 31, 2020, the Company had outstanding
•$310 million of aggregate principal amount of subordinated indebtedness; and
•$57.3 million of subordinated debentures issued in connection with trust preferred securities

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
An investment in the Company’s common stock is not an insured deposit.
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
RISKS RELATED TO THE COVID-19 PANDEMIC
The pandemic has heightened credit risk.
The pandemic has heightened the credit risks described above, particularly with respect to loans made to businesses in the hospitality and retail sectors, which have been hardest hit by the economic dislocation caused by the COVID-19 pandemic. As of December 31, 2020, 3.8% and 15.4% of the Company’s total loans held for investment (excluding mortgage warehouse purchase loans) were loans made to companies engaged in the hospitality business and companies that own and operate retail real estate, respectively. The financial performance of the Company is dependent upon the ability of borrowers to repay their loans and the value of the collateral supporting loans. The pandemic has caused and is likely to cause significant disruption in the business of our customers. Continued unfavorable market conditions and uncertainty due to the COVID-19 pandemic has caused and is likely to continue to cause a deterioration in the credit quality of borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for loan losses, adverse asset values of the collateral securing loans and an overall material adverse effect on the quality of the loan portfolio of the Company. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers. Regulatory programs and governmental policies, including the PPP loan program as discussed under Item 1, Business - COVID-19 Impact and Response, may impact the Company’s ability to resolve credit delinquencies and risk of holding unforgiven PPP loans at unfavorable interest rates.
The pandemic has increased interest rate risk.
Following the outbreak of the pandemic, market interest rates declined significantly to historic lows. The reductions in interest rates, and continued fluctuations in the interest rate environment as a result of changes in monetary policies of the Federal Reserve Board, including in connection with efforts to address the economic fallout from the COVID-19 pandemic, could have significant adverse effects on the yields received by the Company on its earning assets and otherwise compress the Company’s net interest margin which is an important component of the Company’s earnings. Continued volatility in interest rates could have a significant adverse effect on the Company’s earnings, financial condition and results of operations.

The pandemic has heightened operational risk, particularly with respect to cybersecurity.
The pandemic has also heightened the operational risks described above. As discussed under Item 1, Business - COVID-19 Impact and Response, COVID-19 has caused the Company to change its business operations in a number of ways to protect the health and safety of its customers and employees, and to comply with governmental directives. These changes may have detrimental impacts on the Company’s business due to reduced effectiveness of operations and unavailability of personnel. In addition, there is heightened sensitivity and exposure to cybersecurity risks resulting from the Company’s increased use of and dependence on remote working technology. The Company may take further action that it determines is in the best interest of employees, customers and the communities the Company serves, or as may be required by government regulations and ordinances. To date, the measures taken by the Company have not materially impaired the Company’s ability to support employees, conduct business and serve its customers, but there is no assurance that these measures will mitigate all risk associated with COVID-19, or that the Company's ability to operate will not be materially impacted in the future. Similarly, if any of the Company’s vendors or business partners upon which it relies are unable to deliver their products and services as a result of limitations on operations imposed by COVID-19, the Company’s ability to serve customers could be impaired.
The change in business operations and continued market uncertainty could also have a detrimental effect on the Company’s relationship with its customers as well as reduce demand for loans and other products and services offered by the Company upon which it relies to drive growth.
The pandemic has increased legal and regulatory risk.
The PPP loan program, as discussed under Item 1 COVID-19 Impact and Response, including but not limited to PPP Round 2, was launched within a significantly compressed timeframe, with updates and guidance rapidly changing and emerging. In addition, the health and safety measures required by federal, state and local governments is unprecedented. Litigation related to banks’ implementation of the PPP loan program, as well as companies health and safety practices instituted to address the pandemic has already begun to emerge. Litigation arising out of pandemic related issues could have a material adverse effect on the Company’s business, financial condition and results of operations.
The full extent of impact from the pandemic in uncertain.
The full extent to which the pandemic impacts the Company's business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the pandemic and the actions required to contain and treat it, including but not limited to the effectiveness and availability of vaccinations, reactions by companies, clients, investors, governmental entities and financial, commodities (including oil and gas) and other markets to such actions, and the effect of the pandemic on short- and long-term general economic conditions, among other factors. There can be no assurance that efforts by the Company to address the adverse impacts of COVID-19 will be effective. If the significant effects of the pandemic are prolonged and if the Company is unable to recover from this business disruption on a timely basis, the Company’s business, financial condition and results of operations may be significantly adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Company owns its corporate headquarters, which is an approximately 165,000 square foot, six story office building located at 7777 Henneman Way, McKinney, Texas 75070, and serves as the Bank’s home office.
On January 19, 2021, the Company announced that construction had begun on phase two of the corporate headquarters located on a 10.4 acre parcel of land at State Highway 121 and Grand Ranch Parkway at the entrance to the McKinney Corporate Center Craig Ranch in McKinney, Texas. The approximately 198,000 square-foot, six story facility will allow space for the Company’s continued growth. The building is expected to be completed in 2022, although delays could occur.

As of December 31, 2020, the Company had 93 full-service branches. The Company believes that its facilities are in good condition and are adequate to meet the Company’s operating needs for the foreseeable future. At December 31, 2020, the Company owns 72 of the branches, and leases the remaining facilities. Our branches are located in the Dallas/North Texas area, including McKinney, Dallas, Fort Worth, and Sherman/Denison, the Austin/Central Texas area, including Austin and Waco, the Houston Texas metropolitan area and along the Colorado Front Range area, including Denver, Colorado Springs and Fort Collins.
For more information about premises and equipment and lease commitments, see Note 7, Premises and Equipment, Net, and Note 13, Leases, respectively, to the Company's audited consolidated financial statements included elsewhere in this report.

ITEM 3. LEGAL PROCEEDINGS
In the normal course of business, the Company and the Bank are named as defendants in various lawsuits. Management of the Company and the Bank, following consultation with legal counsel, do not expect the ultimate disposition of any, or a combination, of these matters to have a material adverse effect on the business of the Company or the Bank. A legal proceeding that the Company believes could become material is described below.
The Bank is a party to a legal proceeding inherited by the Bank in connection with the Company's acquisition of BOH Holdings, Inc. and its subsidiary, Bank of Houston, or BOH, that was completed on April 15, 2014. Several entities related to R. A. Stanford, or the Stanford Entities, including Stanford International Bank, Ltd., or SIBL, had deposit accounts at BOH. Certain individuals who had purchased certificates of deposit from SIBL filed a class action lawsuit against several banks, including BOH, on November 11, 2009 in the U.S. District Court Northern District of Texas, Dallas Division, in a case styled Peggy Roif Rotstain, et al. on behalf of themselves and all others similarly situated, v. Trustmark National Bank, et al., Civil Action No. 3:09-CV-02384-N-BG. The suit alleges, among other things, that the plaintiffs were victims of fraud by SIBL and other Stanford Entities and seeks to recover damages and alleged fraudulent transfers by the defendant banks.
On May 1, 2015, the plaintiffs filed a motion requesting permission to file a Second Amended Class Action Complaint in this case, which motion was subsequently granted. The Second Amended Class Action Complaint presents previously unasserted claims, including aiding and abetting or participation in a fraudulent scheme based upon the large amount of deposits that the Stanford Entities held at BOH and the alleged knowledge of certain BOH officers. The plaintiffs seek recovery from the Bank and other defendants for their losses. The case has been inactive due to a Court-ordered discovery stay issued March 2, 2015 pending the Court’s ruling on plaintiff’s motion for class certificate and designation of class representatives and counsel. On November 7, 2017, the Court issued an order denying the plaintiff’s motion. In addition, the Court lifted the previously ordered discovery stay. On January 11, 2018, the Court entered a scheduling order providing that the case be ready for trial on January 27, 2020. Due to agreed upon extensions of discovery on July 25, 2019, the Court amended the scheduling order to provide that the case be ready for trial on January 11, 2021. In light of additional agreed upon extensions of discovery deadlines, the Court entered a new scheduling order on March 9, 2020, which provided that the case be ready for trial March 15, 2021. In light of delays in discovery associated with the COVID-19 pandemic, the parties agreed to amend the scheduling order with new ready for trial date of May 6, 2021. Defendants have filed a motion to remand the case to the Southern District of Texas and are awaiting a ruling. It is anticipated that the schedule will change upon remand. The Bank also filed its motion for summary judgment on February 12, 2021 individually, and joined in on an omnibus motion for summary judgment based on procedural issues common to all Defendants in this matter. The Company has experienced an increase in legal fees associated with the defense of this claim and anticipates further increases in legal fees as the case proceeds to trial.
The Bank notified its insurance carriers of the claims made in the Second Amended Complaint. The insurance carriers have initially indicated that the claims are not covered by the policies or that a “loss” has not yet occurred. The Bank pursued insurance coverage as well as reimbursement of defense costs through the initiation of litigation and other means. On November 6, 2018, the Company settled claims under its Financial Institutions Select Policy pursuant to which the Company received payment of an amount which is not material to the operations of the Company. The Company did not settle any claims under its Financial Institution Bond Policy.
The Bank believes that the claims are without merit and is vigorously defending the lawsuit. This is complex litigation involving a number of procedural matters and issues. As such, we are unable to predict when this matter may be resolved and, given the uncertainty of litigation, the ultimate outcome of, or the range of potential costs or damages arising from, this case.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Stock
Since January 2, 2014, the Company's common stock has traded on the Nasdaq Global Select Market under the symbol “IBTX.” Quotations of the sales volume and the closing sales prices of the common stock of the Company are listed daily in the Nasdaq Global Select Market’s listings. As of February 25, 2021, there were 559 holders of record for the Company's common stock.
Recent Sales of Unregistered Securities
In 2020, the Company issued an aggregate of 363,814 shares of its common stock to certain employees under its 2013 Equity Incentive Plan and 401(k) Plan in reliance upon the private placement exemption in Section 4(a)(2) of the Securities Act, as transactions not involving a public offering. No consideration was received by the Company for the grants of 310,290 shares of common stock under the 2013 Equity Incentive Plan and $2.0 million in consideration was paid by employee participants for 53,524 shares of common stock purchased under the 401k Plan. The recipients of shares in such transactions acquired the shares for investment purposes only and without a view to or for the sale in connection with any distribution thereof. All recipients had adequate access, through their relationship with the Company, to information regarding the Company.
The following table provides information as of December 31, 2020, regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	N/A	1,150,617	(1)
Equity compensation plans not approved by security holders	—	N/A	—
____________
(1)    Constitutes shares of the Company’s common stock issuable under the 2013 Equity Incentive Plan, as amended, which shares may be awarded as restricted stock grants.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Stock Repurchase Program: From time to time, the Company's board of directors has authorized stock repurchase programs which allow the Company to purchase its common stock generally over a one-year period at various prices in the open market or in privately negotiated transactions. On October 22, 2020, the Company's board of directors authorized a $150.0 million stock repurchase program allowing the Company to purchase shares of its common stock through October 31, 2021. Under this program, the Company repurchased 109,548 shares at a total cost of $5.7 million through December 31, 2020. Under prior stock repurchase programs, the Company repurchased 897,738 shares of Company stock at a total cost of $49.0 million during 2019 and none during 2018.

The following table summarizes the Corporation's repurchase activity during the fourth quarter 2020.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (thousands)
October 2020	36,000	$50.51	36,000	$148,182
November 2020	73,548	52.18	73,548	144,344
December 2020	—	—	—	144,344
Total fourth quarter 2020	109,548	$51.63	109,548	$144,344

Performance Graph
The following Performance Graph compares the cumulative total shareholder return on the Company’s common stock for the period December 31, 2015 through December 31, 2020, with the cumulative total return of the S&P 500 Total Return Index and the KBW Nasdaq Regional Banking Index for the same period. Dividend reinvestment has been assumed. The Performance Graph assumes $100 invested on December 31, 2015, in the Company’s common stock, the S&P 500 Total Return Index and KBW Nasdaq Regional Banking Index. The historical stock price performance for the Company’s common stock shown on the graph below is not necessarily indicative of future stock performance.
Comparison of Cumulative Total Return
Among Independent Bank Group, Inc., the S&P 500 Index and the KBW Nasdaq Regional Banking Index

Comparison of Cumulative Total Return

250
200
150
100
50
Index Value
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Period Ending
Independent Bank Group, Inc.
S&P 500 Index
KBW Nasdaq Regional Banking Index

	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020
Independent Bank Group, Inc.	100.00	196.78	214.55	146.45	180.66	208.88
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
KBW Nasdaq Regional Banking Index	100.00	102.42	108.48	150.80	153.45	126.59
(Source: S&P Global, Inc. )

ITEM 6. SELECTED FINANCIAL DATA
The following selected consolidated financial data of the Company for, and as of, the end of each of the years in the five-year period ended December 31, 2020, is derived from and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.
You should read the following financial information relating to the Company in conjunction with other information contained in this Annual Report on Form 10-K, including the information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Part II, Item 7, beginning on page 43 and the consolidated financial statements of the Company and related accompanying notes included elsewhere in this Annual Report on Form 10-K. The Company’s historical results for any prior period are not necessarily indicative of results to be expected in any future period. As described elsewhere in this Annual Report on Form 10-K, the Company has consummated several acquisitions in recent fiscal periods. The results and other financial information of those acquired operations are not included in the information below for the periods prior to their respective acquisition dates and, therefore, the results for these prior periods are not comparable in all respects and may not be predictive of the Company’s future results.

	As of and for the Year Ended December 31,
(dollars in thousands except per share data)	2020	2019	2018	2017	2016
Selected Income Statement Data
Interest income	$611,506	$652,932	$407,290	$307,914	$210,049
Interest expense	95,060	148,175	81,038	42,436	26,243
Net interest income	516,446	504,757	326,252	265,478	183,806
Provision for loan losses	42,993	14,805	9,860	8,265	9,440
Net interest income after provision for loan losses	473,453	489,952	316,392	257,213	174,366
Noninterest income	85,063	78,176	42,224	41,287	19,555
Noninterest expense	306,134	321,864	198,619	176,813	113,790
Income tax expense	51,173	53,528	31,738	45,175	26,591
Net income	201,209	192,736	128,259	76,512	53,540
Preferred stock dividends	—	—	—	—	8
Net income available to common shareholders	201,209	192,736	128,259	76,512	53,532
Per Share Data (Common Stock)
Earnings:
Basic	$4.67	$4.46	$4.33	$2.98	$2.89
Diluted (1)	4.67	4.46	4.33	2.97	2.88
Dividends	1.05	1.00	0.54	0.40	0.34
Book value (2)	58.31	54.48	52.50	47.28	35.63
Selected Period End Balance Sheet Data
Total assets	$17,753,476	$14,958,207	$9,849,965	$8,684,463	$5,852,801
Cash and cash equivalents	1,813,987	565,170	130,779	431,102	505,027
Securities available for sale	1,153,693	1,085,936	685,350	763,002	316,435
Loans, held for sale	82,647	35,645	32,727	39,202	9,795
Loans, held for investment, excluding mortgage warehouse purchase (3)	11,622,298	10,928,653	7,717,510	6,309,549	4,572,771
Mortgage warehouse purchase loans	1,453,797	687,317	170,290	164,694	—
Allowance for loan losses	87,820	51,461	44,802	39,402	31,591
Goodwill and other intangible assets	1,082,091	1,094,762	766,839	664,702	272,496
Other real estate owned	475	4,819	4,200	7,126	1,972
Noninterest-bearing deposits	4,164,800	3,240,185	2,145,930	1,907,770	1,117,927
Interest-bearing deposits	10,234,127	8,701,151	5,591,864	4,725,052	3,459,182
Borrowings (other than junior subordinated debentures)	687,175	527,251	427,316	667,578	568,045
Junior subordinated debentures (4)	54,023	53,824	27,852	27,654	18,147
Total stockholders’ equity	2,515,371	2,339,773	1,606,433	1,336,018	672,365
Selected Performance Metrics
Return on average assets (5)	1.23%	1.32%	1.35%	0.96%	0.98%
Return on average equity (5)	8.26	8.50	8.69	6.71	8.42
Return on average common equity (5)	8.26	8.50	8.69	6.71	8.42
Net interest margin (6)	3.55	3.95	3.97	3.84	3.81

	As of and for the Year Ended December 31,
(dollars in thousands except per share data)	2020	2019	2018	2017	2016
Efficiency ratio (6)	48.79	53.01	52.35	56.13	54.99
Dividend payout ratio (8)	22.48	22.42	12.47	13.42	11.76
Credit Quality Ratios (9)(10)(11)
Nonperforming assets to total assets	0.29%	0.21%	0.17%	0.26%	0.34%
Nonperforming loans to total loans held for investment	0.44	0.24	0.16	0.24	0.39
Allowance for loan losses to nonperforming loans	170.80	193.35	354.73	255.62	177.06
Allowance for loan losses to total loans held for investment	0.76	0.47	0.58	0.62	0.69
Net charge-offs to average loans outstanding (unaudited)	0.05	0.07	0.06	0.01	0.12
Capital Ratios
Common equity tier 1 capital to risk-weighted assets	10.33%	9.76%	10.05%	9.61%	8.20%
Tier 1 capital to average assets	9.12	9.32	9.57	8.92	7.82
Tier 1 capital to risk-weighted assets	10.74	10.19	10.41	10.05	8.55
Total capital to risk-weighted assets	13.32	11.83	12.58	12.56	11.38
Total stockholders’ equity to total assets	14.17	15.64	16.31	15.38	11.49
Total common equity to total assets (12)	14.17	15.64	16.31	15.38	11.49
____________
(1)    The Company calculates its diluted earnings per share for each period shown as its net income divided by the weighted-average number of its common shares outstanding during the relevant period adjusted for the dilutive effect of its outstanding warrants to purchase shares of common stock. The increase in 2016 relates to the weighted effect of the shares issued in November 2015 along with shares issued in a private offering during 2016, the increase in 2017 relates to shares issued in the acquisition completed in April 2017 along with shares issued in a public offering during 2017, the increase in 2018 relates to the shares issued in the acquisition completed June 1, 2018 and the increase in 2019 relates to the shares issued in the acquisition completed January 1, 2019. See Note 1, Summary of Significant Accounting Policies, to the Company’s consolidated financial statements appearing elsewhere in this Annual Report on Form 10 K for more information regarding the dilutive effect of its outstanding warrants and regarding certain nonvested shares of common stock, the effect of which is anti-dilutive. The Company's outstanding warrants were all exercised prior to December 31, 2018. Earnings per share on a basic and diluted basis were calculated using the following outstanding share amounts, which includes participating shares (those shares with dividend rights):

	For the Year Ended December 31,
	2020	2019	2018	2017	2016
Weighted average shares outstanding-basic	43,116,965	43,245,418	29,599,119	25,636,292	18,501,663
Weighted average shares outstanding-diluted	43,116,965	43,245,418	29,599,119	25,742,362	18,588,309

(2)    Book value per share equals the Company’s total common stockholders’ equity (excludes preferred stock) as of the date presented divided by the number of shares of its common stock outstanding as of the date presented. The number of shares of its common stock outstanding as of December 31, 2020, 2019, 2018, 2017 and 2016 was 43,137,104 shares, 42,950,228 shares, 30,600,582 shares, 28,254,893 shares and 18,870,312 shares, respectively.
(3)     Loans held for investment includes SBA PPP loans of $804,397 at December 31, 2020
(4)    Each of nine wholly owned, but nonconsolidated, subsidiaries of the Company holds a series of the Company’s junior subordinated debentures purchased by the subsidiary in connection with, and paid for with the proceeds of, the issuance of trust issued preferred securities by that subsidiary. The Company has guaranteed the payment of the amounts payable under each of those issues of trust preferred securities. During 2019 the Company assumed two trusts with the acquisition of Guaranty and during 2017 the Company assumed two trusts with the Carlile acquisition.
(5)    The Company has calculated its return on average assets and return on average equity for a period by dividing net income for that period by its average assets and average equity, as the case may be, for that period. The Company calculates its average assets and average equity for a period by dividing the sum of its total asset balance or total stockholder’s equity balance, as the case may be, as of the close of business on each day in the relevant period and dividing by the number of days in the period. The Company calculates its return on average common equity by excluding the preferred stock dividends to derive at net income available to common shareholders and excluding the average balance of its Series A preferred stock from the total average equity to derive at common average equity.
(6)    Net interest margin for a period represents net interest income for that period divided by average interest-earning assets for that period.
(7)    Efficiency ratio for a period represents noninterest expenses, excluding the amortization of other intangible assets, for that period divided by the sum of net interest income and noninterest income for that period.
(8)    The Company calculates its dividend payout ratio for each period presented as the dividends paid per share for such period divided by its basic earnings per share for such period.
(9)    Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest, and accruing loans modified under troubled debt restructurings, excludes loans acquired with deteriorated credit quality.
(10)    Loans held for investment excludes mortgage warehouse purchase loans.
(11)    Nonperforming loans and assets excludes loans acquired with deteriorated credit quality.
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
Cautionary Note Regarding Forward Looking Statements
This Annual Report on Form 10-K, our other filings with the SEC, and other press releases, documents, reports and announcements that we make, issue or publish may contain statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and other related federal security laws. These forward-looking statements include information about our possible or assumed future results of operations, including our future revenues, income, expenses, provision for taxes, effective tax rate, earnings per share and cash flows, our future capital expenditures and dividends, our future financial condition and changes therein, including changes in our loan portfolio and allowance for loan losses, our future capital structure or changes therein, the plan and objectives of management for future operations, our future or proposed acquisitions, the future or expected effect of acquisitions on our operations, results of operations and financial condition, our future economic performance and the statements of the assumptions underlying any such statement. Such statements are typically, but not exclusively, identified by the use in the statements of words or phrases such as “aim,” “anticipate,” “estimate,” “expect,” “goal,” “guidance,” “intend,” “is anticipated,” “is estimated,” “is expected,” “is intended,” “objective,” “plan,” “projected,” “projection,” “will affect,” “will be,” “will continue,” “will decrease,” “will grow,” “will impact,” “will increase,” “will incur,” “will reduce,” “will remain,” “will result,” “would be,” variations of such words or phrases (including where the word “could,” “may” or “would” is used rather than the word “will” in a phrase) and similar words and phrases indicating that the statement addresses some future result, occurrence, plan or objective. The forward-looking statements that we make are based on the Company’s current expectations and assumptions regarding its business, the economy, and other future conditions. Because forward-looking statements relate to future results and occurrences, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. The Company’s actual results may differ materially from those contemplated by the forward-looking statements, which are neither statements of historical fact nor guarantees or assurances of future performance. Many possible events or factors could affect our future financial results and performance and could cause those results or performance to differ materially from those expressed in the forward-looking statements. These possible events or factors include, but are not limited to:
•the disruption to local, regional, national and global economic activity caused by infectious disease outbreaks, including the recent outbreak of coronavirus, or COVID-19 and the significant impact that such outbreak has had and may have on our growth, operations, earnings and asset quality;
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
•changes in asset quality, including increases in default rates on loans and higher levels of nonperforming loans and loan charge-offs, generally, and specifically resulting from the economic dislocation caused by the COVID-19 pandemic;
•concentration of the loan portfolio of the Bank, before and after the completion of acquisitions of financial institutions, in commercial and residential real estate loans and changes in the prices, values and sales volumes of commercial and residential real estate;
•the ability of the Bank to make loans with acceptable net interest margins and levels of risk of repayment and to otherwise invest in assets at acceptable yields and presenting acceptable investment risks;
•inaccuracy of the assumptions and estimates that the managements of our Company and the financial institutions that we acquire make in establishing reserves for probable loan losses and other estimates, generally, and specifically as a result of the effect of the COVID-19 pandemic;
•lack of liquidity, including as a result of a reduction in the amount of sources of liquidity we currently have;

•material increases or decreases in the amount of deposits held by the Bank or other financial institutions that we acquire and the cost of those deposits;
•our access to the debt and equity markets and the overall cost of funding our operations;
•regulatory requirements to maintain minimum capital levels or maintenance of capital at levels sufficient to support our anticipated growth;
•changes in market interest rates that affect the pricing of the loans and deposits of each of the Bank and the financial institutions that we acquire and that affect the net interest income, other future cash flows, or the market value of the assets of each of the Bank and the financial institutions that we acquire, including investment securities;
•fluctuations in the market value and liquidity of the securities we hold for sale, including as a result of changes in market interest rates;
•effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;
•changes in economic and market conditions, including the economic dislocation resulting from the COVID-19 pandemic, that affect the amount and value of the assets of the Bank and of financial institutions that we acquire;
•the institution and outcome of, and costs associated with, litigation and other legal proceedings against one of more of the Company, the Bank and financial institutions that we acquire or to which any of such entities is subject;
•the occurrence of market conditions adversely affecting the financial industry generally, including the economic dislocation resulting from the COVID-19 pandemic;
•the impact of recent and future legislative regulatory changes, including changes in banking, securities, and tax laws and regulations and their application by the Company’s regulators, and changes in federal government policies, as well as regulatory requirements applicable to, and resulting from regulatory supervision of, the Company and the Bank as a financial institution with total assets greater than $10 billion;
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
•the effects of the combination of the operations of financial institutions that we have acquired in the recent past or may acquire in the future with our operations and the operations of the Bank, the effects of the integration of such operations being unsuccessful, and the effects of such integration being more difficult, time consuming, or costly than expected or not yielding the cost savings we expect;
•the impact of investments that the Company or the Bank may have made or may make and the changes in the value of those investments;
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
•general business and economic conditions in our markets change or are less favorable than expected, generally, and specifically as a result of the COVID-19 pandemic;
•changes occur in business conditions and inflation, generally, and specifically as a result of the COVID-19 pandemic;
•an increase in the rate of personal or commercial customers’ bankruptcies, generally, and specifically as a result of the COVID-19 pandemic;
•technology-related changes are harder to make or are more expensive than expected;

•attacks on the security of, and breaches of, the Company's and the Bank's digital information systems, the costs we or the Bank incur to provide security against such attacks and any costs and liability the Company or the Bank incurs in connection with any breach of those systems;
•the potential impact of technology and “FinTech” entities on the banking industry generally;
•the other factors that are described or referenced in Part I, Item 1A. of this Annual Report on Form 10-K under the caption “Risk Factors”; and
•other economic, competitive, governmental, regulatory, technological and geopolitical factors affecting the Company’s operations, pricing and services.
We urge you to consider all of these risks, uncertainties and other factors carefully in evaluating all such forward-looking statements made by us. As a result of these and other matters, including changes in facts and assumptions not being realized or other factors, the actual results relating to the subject matter of any forward-looking statement may differ materially from the anticipated results expressed or implied in that forward-looking statement. Any forward-looking statement made in this 10-K or made by us in any report, filing, document, or information incorporated by reference in this 10-K speaks only as of the date on which it is made. The Company undertakes no obligation to update any such forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.
A forward looking-statement may include a statement of the assumptions or bases underlying the forward-looking statement. The Company believes that these assumptions or bases have been chosen in good faith and that they are reasonable. However, the Company cautions you that assumptions as to future occurrences or results almost always vary from actual future occurrences or results, and the differences between assumptions and actual occurrences and results can be material. Therefore, the Company cautions you not to place undue reliance on the forward-looking statements contained in this 10-K or incorporated by reference herein.

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
The Company’s principal business is lending to and accepting deposits from businesses, professionals and individuals. The Company conducts all of the Company’s banking operations through its principal bank subsidiary. The Company derives its income principally from interest earned on loans and, to a lesser extent, income from securities available for sale. The Company also derives income from non-interest sources, such as fees received in connection with various deposit services, mortgage banking operations and investment advisory services. From time to time, the Company also realizes gains on the sale of assets. The Company’s principal expenses include interest expense on interest-bearing customer deposits, advances from the Federal Home Loan Bank of Dallas (FHLB) and other borrowings, operating expenses such as salaries, employee benefits, occupancy costs, communication and technology costs, expenses associated with other real estate owned, other administrative expenses, amortization of intangibles, acquisition expenses, provisions for loan losses and the Company’s assessment for FDIC deposit insurance.
The Company intends for this discussion and analysis to provide the reader with information that will assist in understanding the Company’s financial statements, the changes in certain key items in those financial statements from period to period and the primary factors that accounted for those changes. This discussion relates to the Company and its consolidated subsidiaries and should be read in conjunction with the Company’s consolidated financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018, and the accompanying notes, appearing elsewhere in this Annual Report on Form 10-K. The Company’s year ends on December 31. The following discussion and analysis presents the more significant factors that affected our financial condition as of December 31, 2020 and 2019 and results of operations for each of the years then ended. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 and 2018 Annual Reports on Form 10-K, as amended, filed with the SEC on March 6, 2020 and February 28, 2019, respectively, for discussion of our results of operations for the years ended December 31, 2019 and 2018.

Recent Developments: COVID-19
In March 2020, the outbreak of the Coronavirus Disease 2019 (COVID-19) was recognized as a pandemic by the World Health Organization and almost all public commerce and related business activities have been curtailed, to varying degrees. As a result of the shelter-at-home mandate that was in force early in the second quarter of 2020, commercial activity throughout the state of Texas and Colorado, as well as nationally, decreased significantly. As of December 31, 2020, many of the more restrictive government orders eased on a national level and more specifically in the Company's markets of Texas and Colorado, allowing businesses to reopen at varying capacity levels, which has improved commercial and consumer activity but has not returned to pre-pandemic levels. In addition, the risk of a resurgence in infections and possible reimplementation of restrictions remains significant.
In response to the COVID-19 pandemic, the Company has taken several actions to offer various forms of support to our employees, customers, and communities that have experienced impacts during this unprecedented time. For discussion related to the impact of COVID-19 on the Company's business operations, legislative measures and the Company's response, refer to Item 1, Business - "COVID-19 Impact and Response".
In addition, the Company continues to take deliberate actions to ensure the continued health and strength of its balance sheet in order to serve its clients and communities, including increases in liquidity and managing our assets and liabilities in order to maintain a strong capital position.
Impact on our Financial Condition and Results of Operations
The Company's business has been, and continues to be, impacted by the recent and ongoing outbreak of COVID-19. The Company continues to monitor developments related to the pandemic and its impact on the Company's business, customers, employees, counterparties, vendors, and service providers. Refer to Item 1A, Risk Factors - "RISKS RELATED TO THE COVID-19 PANDEMIC" for additional discussion.
During the twelve months ended December 31, 2020, the most notable financial impact to the Company's results of operations include a higher provision for loan losses primarily as a result of deterioration in macroeconomic variables, as well as lower service charge income and deposit and loan related expenses, as more fully discussed throughout the various sections of this discussion and analysis.

Lending Operations and Accommodations to Borrowers
The Company has participated in the CARES Act PPP as discussed in Item 1, Business - "COVID-19 Impact and Response". As of December 31, 2020, the Company has outstanding balances of $804.4 million to 5,003 customers. Management believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.
The Company continues to actively work with its borrowers on an individual, one-on-one basis to assess and understand the impact of pandemic-related economic hardships and provide prudent modifications allowing for payment deferrals or payment relief where appropriate. Through December 31, 2020, the Company has granted temporary COVID-19 modifications on over 2,100 loans totaling approximately $2.6 billion. The number of loans on active payment deferral has significantly declined since the beginning of the pandemic, and the vast majority of borrowers who were provided temporary payment relief have returned to paying as originally agreed. As of December 31, 2020, 79 loans with a total outstanding balance of $223.4 million remain in deferral status, of which $159.3 million are on second deferrals and $54.0 million are on third deferrals. Under current guidance, such modifications are currently exempt from the accounting guidance for TDRs (Refer to Note 6, Loans, Net and Allowance for Loan Losses, to the Company's consolidated financial statements included elsewhere in this report). As of January 15, 2021, the amount of loans with active deferrals declined to $205.7 million across 74 accounts, which represents 1.7% of the Company’s outstanding total loans held for investment balances, excluding PPP loans, as of fourth quarter end and 0.37% of the Company’s outstanding total loan accounts at fourth quarter end. The $205.7 million in active deferrals, of which $126.1 million are second deferrals and $68.0 million are third deferrals, include $127.3 million, or 61.9%, in hotel and motel; $5.0 million, or 2.4%, in retail; $763 thousand, or 0.4%, in office; $22.8 million, or 11.1%, in other commercial real estate (CRE) and construction and development (C&D); and $45.2 million, or 22.0% in general C&I, with the remainder spread throughout other portfolios.

Capital and Liquidity
The Company's capital remains strong, with ratios of the Company, and its subsidiary bank, well above the standards to be considered well-capitalized under regulatory requirements. Refer to the section captioned "Regulatory Capital Requirements" elsewhere in this discussion for additional information related to the Company's regulatory capital.
The Company's liquidity remains strong and continues to reflect excess balances, with cash and securities representing approximately 16.7% of total assets as of December 31, 2020. The Company maintains the ability to access considerable sources of contingent liquidity at the Federal Home Loan Bank and the Federal Reserve. Management considers the Company's current liquidity position to be adequate to meet short-term and long-term liquidity needs. Refer to the section captioned "Liquidity Management" elsewhere in this discussion for additional information regarding the Company's liquidity position.

Credit and Asset Quality
Under the CARES Act, the Company elected to defer the adoption of the CECL accounting standard and has continued its consistent application of the incurred loss method for estimating the allowance for loan losses and applicable provision for 2020. Refer to Note 1, Summary of Significant Accounting Policies, to the Company's consolidated financial statements included elsewhere in this report for additional discussion of the impact resulting from this discussion. Due to the macroeconomic environment brought on by the pandemic and energy price volatility, the Company recorded a provision of $43.0 million during 2020, increasing the allowance for loan losses to $87.8 million as of December 31, 2020. Management believes that the allowance adequately supports inherent credit losses within the loan portfolio. Refer to Note 6, Loans, Net and Allowance for Loan Losses as well as, the sections captioned "Provision for Loan Losses" and "Asset Quality" elsewhere in this discussion for additional information related to the factors considered by management in estimating the necessary level of allowance for loan losses.
During third and fourth quarter 2020, the Company adjusted the risk grades of several of its loans as the pandemic’s impacts on borrowers became clearer. Classified loans have increased year to date by $115.2 million to $229.5 million, or 2.0% of loans held for investment, net of mortgage warehouse purchase loans, as of December 31, 2020. Loans on special mention also increased by $318.6 million during the year. These increases are mainly due to the migration of several hotel loans as well as a few loans in the office and senior living portfolios. This prudent adjustment of risk grades is reflective of the Company's longstanding credit culture with a lender focus to continue to facilitate constructive engagement with borrowers through these challenging times. Overall, asset quality remains solid, reflecting the Company's disciplined underwriting and conservative lending philosophy which has supported strong credit performance during prior financial crises. Refer to Note 6, Loans, Net and Allowance for Loan Losses, to the Company's consolidated financial statements included elsewhere in this report and to the section captioned "Asset Quality" elsewhere in this discussion for additional disclosures related to asset quality of the Company's loan portfolio.
While all industries could experience adverse impacts as a result of the COVID-19 pandemic, the Company has an increased level of COVID-19 industry exposure risk in the following loan categories as of December 31, 2020:
◦Commercial real estate (CRE) loans were $6.1 billion with an average loan size in the CRE portfolio is $1.2 million.
◦Construction and Development (C&D) loans were $1.6 billion. The average loan size in the C&D portfolio was $639.2 thousand and the average loan-to-value was 58.6%. Construction activity continues across Texas and Colorado, and 98.4% of the Company’s C&D loans are located within these states. Of the Company’s C&D loans, 39.4% are for owner-occupied properties.
◦The Company's Retail CRE loans were approximately $1.8 billion, with the average loan size of $1.8 million. The mix of the portfolio consists of loans secured by 73.5% in strip centers properties, 13.9% in free standing/single tenant properties, 10.6% in mixed use properties, and 2.0% in big box properties.
◦The Company has approximately $438.3 million of loans secured by hotel and motel properties, with the average loan size of $5.7 million and the average loan-to-value of 53.1%. The mix of the portfolio consists of 62.1% of loans secured by limited service properties, 15.8% secured by full-service properties, 13.8% secured by extended stay properties, and 8.3% secured by boutique/independent properties.
◦Energy loans were $205.5 million, or 1.8% of total loans held for investment, excluding mortgage warehouse purchase loans. Energy loans are secured 92.6% by exploration and production of oil and gas, and 7.4% by energy services companies. Energy allowance for loan losses represents 5.8% of the total energy loan portfolio.

This pandemic crisis has been impactful and the timing and magnitude of recovery cannot be predicted. The Company continues to closely monitor the impact of COVID-19 on its customers, the communities it serves and the economy as a whole; however, the extent to which the pandemic will continue to impact operations and financial results in 2021 is uncertain.
Certain Events Affect Year-over-Year Comparability
Acquisitions
There were no acquisitions completed in 2020. The Company completed an acquisition in 2019 and 2018. These acquisitions increased total assets, gross loans and deposits on their respective acquisition date as detailed below.

(dollars in millions)	Acquisition Date	Total Assets	Gross Loans	Deposits
Integrity Bancshares, Inc.	June 1, 2018	$852	$652	$593
Guaranty Bancorp	January 1, 2019	3,943	2,790	3,109
The Company issued an aggregate 15,251,729 shares of common stock in connection with these acquisitions. The comparability of the Company’s consolidated results of operations for the years ended December 31, 2020, 2019 and 2018 are affected by these acquisitions.
During 2019, the Company successfully completed the rebalancing of its retail footprint, by consolidating eight branches in Colorado and four branches in Texas. This consolidation reduced overlapping locations designed to improve efficiency, while keeping the Bank well-positioned to support existing customers and future growth.
Termination of proposed merger with Texas Capital Bancshares, Inc.: On December 9, 2019, the Company and Texas Capital Bancshares, Inc. (TCBI) and its subsidiary, Texas Capital Bank, had entered into an Agreement and Plan of Merger (Merger Agreement) providing for the merger of TCBI with and into the Company. On May 22, 2020, the Company and TCBI entered into a mutual agreement to terminate the Merger Agreement. The termination was approved by each company's board of directors after careful consideration of the significant impact of the COVID-19 pandemic on global markets and on the companies' ability to fully realize the benefits expected to be achieved through the merger. Neither party paid a termination fee in connection with the termination of the Merger Agreement. Refer to Note 22, Business Combinations, to the Company's consolidated financial statements included elsewhere in this report for additional information on the termination.
Discussion and Analysis of Results of Operations
The following discussion and analysis of the Company’s results of operations compares its results of operations for the years ended December 31, 2020 and 2019.
Results of Operations
The Company’s net income available to common shareholders increased by $8.5 million, or 4.4%, to $201.2 million ($4.67 per common share on a diluted basis) for the year ended December 31, 2020, from $192.7 million ($4.46 per common share on a diluted basis) for the year ended December 31, 2019. The increase in net income for 2020 over 2019 was primarily due to growth in net interest income and noninterest income as well as a reduction in acquisition related expenses. Net income in 2020 also included a provision for credit losses of $43.0 million compared to $14.8 million in 2019. The increased provision reflects the stress on the loan portfolio from the economic impact of the Covid 19 pandemic. The Company posted returns on average common equity of 8.26% and 8.50%, returns on average assets of 1.23% and 1.32%, and efficiency ratios of 48.79% and 53.01% for the years ended December 31, 2020 and 2019, respectively. The efficiency ratio is calculated by dividing total noninterest expense (which does not include the provision for loan losses and the amortization of core deposits intangibles) by net interest income plus noninterest income. The Company’s dividend payout ratio was 22.48% and 22.42% and the equity to assets ratio was 14.17% and 15.64% for the years ended December 31, 2020 and 2019, respectively.

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
The Company earned net interest income of $516.4 million for the year ended December 31, 2020, an increase of $11.7 million, or 2.3%, from $504.8 million for the year ended December 31, 2019. The increase in net interest income from the previous year was primarily due to decreased funding costs due to a declining rate environment which more than offset decreased purchase accounting accretion. The Company’s net interest margin for 2020 decreased to 3.55% from 3.95% in 2019, and the Company’s interest rate spread for 2020 decreased to 3.26% from the 3.47% interest rate spread for 2019. The average balance of interest-earning assets for 2020 increased by $1.8 billion, or 13.9%, to $14.6 billion from an average balance of $12.8 billion for 2019. The increase from the prior year was primarily related to increased average loan balances including PPP loans and mortgage warehouse loans, as well as an increase in average interest-bearing deposits with correspondent banks due to significant deposit growth during 2020. The Company’s net interest margin for the year ended December 31, 2020 was negatively impacted by a 91 basis point decrease in the weighted-average yield on interest-earning assets to 4.20% for the year ended December 31, 2020, from 5.11% for the year ended December 31, 2019. The decrease from the prior year is due primarily to an increase in average interest-bearing deposits, decreased loan accretion, and the addition of lower yielding PPP loans to the portfolio. The year ended December 31, 2020 includes $30.4 of loan accretion compared to $46.1 million for the year ended December 31, 2019. The cost of interest bearing liabilities, including borrowings, was 0.94% for the year ended December 31, 2020 compared to 1.64% for the year ended December 31, 2019. The decrease from the prior year is primarily due to lower rates offered on our deposit products, as well as rate decreases on short-term FHLB advances and other debt. In response to the unprecedented Fed Funds rate decrease to combat the effects of COVID-19 on the economy, during first quarter 2020, the Company strategically lowered rates on certain deposit products and purchased lower rate advances to compensate for higher priced advances rolling off early second quarter 2020.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis.  The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2020, 2019 and 2018. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances.

	For the Years Ended December 31,
	2020			2019			2018
(dollars in thousands)	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
Interest-earning assets:
Loans (1)	$12,329,965	$579,085	4.70%	$11,179,161	$611,589	5.47%	$7,254,635	$384,791	5.30%
Taxable securities	749,273	19,150	2.56	770,927	21,324	2.77	603,474	14,007	2.32
Nontaxable securities	344,609	8,472	2.46	329,687	8,482	2.57	177,348	4,580	2.58
Interest bearing deposits and other	1,141,164	4,799	0.42	504,309	11,537	2.29	179,411	3,912	2.18
Total interest-earning assets	14,565,011	$611,506	4.20	12,784,084	$652,932	5.11	8,214,868	$407,290	4.96
Noninterest-earning assets	1,792,725			1,771,231			1,264,066
Total assets	$16,357,736			$14,555,315			$9,478,934
Interest-bearing liabilities:
Checking accounts	$4,577,137	$28,244	0.62%	$3,953,986	$44,171	1.12%	$2,943,519	$26,593	0.90%
Savings accounts	607,996	1,067	0.18	540,741	1,335	0.25	290,325	703	0.24
Money market accounts	2,368,980	21,089	0.89	2,047,554	40,837	1.99	998,916	19,043	1.91
Certificates of deposit	1,645,014	25,866	1.57	1,795,391	37,041	2.06	1,009,644	14,428	1.43
Total deposits	9,199,127	76,266	0.83	8,337,672	123,384	1.48	5,242,404	60,767	1.16
FHLB advances	613,251	4,170	0.68	464,404	10,173	2.19	515,479	10,264	1.99
Other borrowings and repurchase agreements	224,489	12,462	5.55	201,066	11,590	5.76	137,549	8,398	6.11
Junior subordinated debentures	53,931	2,162	4.01	53,733	3,028	5.64	27,761	1,609	5.80
Total interest-bearing liabilities	10,090,798	95,060	0.94	9,056,875	148,175	1.64	5,923,193	81,038	1.37
Noninterest-bearing checking accounts	3,736,230			3,139,805			2,052,675
Noninterest-bearing liabilities	95,234			91,532			26,378
Stockholders’ equity	2,435,474			2,267,103			1,476,688
Total liabilities and equity	$16,357,736			$14,555,315			$9,478,934
Net interest income		$516,446			$504,757			$326,252
Interest rate spread			3.26%			3.47%			3.59%
Net interest margin (2)			3.55			3.95			3.97
Net interest income and margin (tax equivalent basis) (3)		$520,274	3.57		$508,498	3.98		$328,090	3.99
Average interest earning assets to interest bearing liabilities			144.34			141.15			138.69
____________
(1)    Average loan balances include nonaccrual loans.
(2)    Net interest margins for the periods presented represent: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.
(3)    A tax-equivalent adjustment has been computed using a federal income tax rate of 21%.

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

	For the Year Ended December 31, 2020 v. 2019			For the Year Ended December 31, 2019 v. 2018
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
(dollars in thousands)	Volume	Rate		Volume	Rate
Interest-earning assets
Loans	$58,990	$(91,494)	$(32,504)	$214,103	$12,695	$226,798
Taxable securities	(588)	(1,586)	(2,174)	4,306	3,011	7,317
Nontaxable securities	368	(378)	(10)	3,920	(18)	3,902
Interest bearing deposits and other	7,363	(14,101)	(6,738)	7,419	206	7,625
Total interest-earning assets	$66,133	$(107,559)	$(41,426)	$229,748	$15,894	$245,642
Interest-bearing liabilities
Checking accounts	$6,161	$(22,088)	$(15,927)	$10,267	$7,311	$17,578
Savings accounts	150	(418)	(268)	603	29	632
Limited access money market accounts	5,595	(25,343)	(19,748)	20,958	836	21,794
Certificates of deposit	(2,910)	(8,265)	(11,175)	14,439	8,174	22,613
Total deposits	8,996	(56,114)	(47,118)	46,267	16,350	62,617
FHLB advances	2,546	(8,549)	(6,003)	(1,069)	978	(91)
Other borrowings and repurchase agreements	1,307	(435)	872	3,696	(504)	3,192
Junior subordinated debentures	11	(877)	(866)	1,464	(45)	1,419
Total interest-bearing liabilities	12,860	(65,975)	(53,115)	50,358	16,779	67,137
Net interest income	$53,273	$(41,584)	$11,689	$179,390	$(885)	$178,505
Interest Income. The Company’s total interest income decreased $41.4 million, or 6.3%, to $611.5 million for the year ended December 31, 2020, from $652.9 million for the year ended December 31, 2019. The following tables set forth the major components of the Company’s interest income for the years ended December 31, 2020 and 2019 and the period-over-period variations in such categories of interest income:

(dollars in thousands)	For the Years Ended December 31,		Variance		For the Years Ended December 31,		Variance
	2020	2019	2020 v. 2019		2019	2018	2019 v. 2018
Interest income
Interest and fees on loans	$579,085	$611,589	$(32,504)	(5.3)%	$611,589	$384,791	$226,798	58.9%
Interest on taxable securities	19,150	21,324	(2,174)	(10.2)	21,324	14,007	7,317	52.2
Interest on nontaxable securities	8,472	8,482	(10)	(0.1)	8,482	4,580	3,902	85.2
Interest on interest-bearing deposits and other	4,799	11,537	(6,738)	(58.4)	11,537	3,912	7,625	194.9
Total interest income	$611,506	$652,932	$(41,426)	(6.3)%	$652,932	$407,290	$245,642	60.3%
The Company’s interest and fees on loans decreased 5.3% for the year ended December 31, 2020, compared to the year ended December 31, 2019, and was primarily attributable to $15.7 million less purchase accounting loan accretion and reductions in loan rates as a result of decreases in the Fed Funds rate directly related to combating the pandemic during the first half of 2020. The average balance on loans increased $1.2 billion to $12.3 billion during the year ended 2020 as compared with the average balance of $11.2 billion for the year ended 2019. The increase primarily resulted from the addition of PPP loans and increased volume of mortgage warehouse purchased loans.

The interest the Company earned on taxable securities, which consists primarily of government agencies, municipals and residential pass-through securities, decreased 10.2% for the year ended December 31, 2020 from the year ended December 31, 2019 as a result of a decrease in the average portfolio balance from $770.9 million for the year ended December 31, 2019 to $749.3 million for the year ended December 31, 2020. This decrease was primarily related to maturities during the year not being reinvested due to uncertainties within the market.
The interest the Company earned on nontaxable securities slightly decreased 0.1% for the year ended December 31, 2020 while there was a 4.5% increase in the average balance of nontaxable securities from $329.7 million for the year ended December 31, 2019 to $344.6 million for the year ended December 31, 2020.
The 58.4% decrease in the Company's interest on interest-bearing deposits and other for the year ended December 31, 2020, from the year ended December 31, 2019 was primarily attributable to lower rates being offered due to the decrease in the Fed Funds rate as a direct result of the pandemic. The average balance of interest-bearing deposits increased 126.3% from $504.3 million for the year ended December 31, 2019 to $1.1 billion for the year ended December 31, 2020. The higher average balance in 2020 primarily resulted from slower loan growth and substantial organic deposit growth after the pandemic started in March 2020.
Interest Expense. Total interest expense on the Company’s interest-bearing liabilities decreased $53.1 million, or 35.8%, to $95.1 million for the year ended December 31, 2020, from $148.2 million in the prior year. The following table sets forth the major components of the Company’s interest expense for the years ended December 31, 2020 and 2019 and the period-over-period variations in such categories of interest expense:

(dollars in thousands)	For the Years Ended December 31,		Variance		For the Years Ended December 31,		Variance
	2020	2019	2020 v. 2019		2019	2018	2019 v. 2018
Interest Expense
Interest on deposits	$76,266	$123,384	$(47,118)	(38.2)%	$123,384	$60,767	$62,617	103.0%
Interest of FHLB advances	4,170	10,173	(6,003)	(59.0)	10,173	10,264	(91)	(0.9)
Interest on other borrowings	12,462	11,590	872	7.5	11,590	8,398	3,192	38.0
Interest on junior subordinated debentures	2,162	3,028	(866)	(28.6)	3,028	1,609	1,419	88.2
Total interest expense	$95,060	$148,175	$(53,115)	(35.8)%	$148,175	$81,038	$67,137	82.8%
Interest expense on deposits decreased by $47.1 million, or 38.2% for the year over year period, primarily due to the declining rate environment during 2020. Average interest-bearing deposit balances increased 10.3% year-over-year from $8.3 billion in 2019 to $9.2 billion in 2020 primarily due to robust organic growth of $2.1 billion, or 17.3%, for the year over year period. The average rate on the Company’s deposits decreased by 65 basis points to 0.83% for 2020 compared to 1.48% for 2019. This decrease in cost of funds primarily resulted from lower rates offered on promotional certificates of deposit and money market accounts during the majority of 2020 due to decreased interest rates on deposit products tied to Fed Funds rates.
Interest expense on FHLB advances for 2020 decreased by $6.0 million, or 59.0%, due primarily to rate decreases on short-term FHLB advances. The increase in average balance of such advances over the period, from $464.4 million in 2019 to $613.3 million in 2020, is a result of management strategically purchasing lower rate advances during first quarter 2020 to compensate for higher priced advances rolling off in early second quarter 2020, as well as, borrowings during second quarter to provide additional liquidity in light of economic uncertainty and to facilitate funding for the PPP loan program.
Interest expense on other borrowings for 2020 increased by $872 thousand, or 7.5% from 2019, primarily as a result of the interest expense recognized on a $130.0 million of subordinated debentures issued in third quarter 2020, offset by a reduction of interest expense related to borrowings against the Company's unsecured revolving line of credit and Federal Reserve's PPP Liquidity Facility with a total average year to date outstanding balance of $7.8 million for 2020 compared to a $21.6 million average year to date outstanding line of credit balance for 2019.
Interest expense on junior subordinated debentures decreased $866 thousand, or 28.6% from the prior year due to decreased interest rates from the year over year period.

Provision for Loan Losses
Under the CARES Act and as amended, the Company elected to defer the adoption of the CECL accounting standard and has continued its consistent application of the incurred loss method for estimating its allowance for loan losses and provision for 2020. The Company adopted the CECL accounting standard as of January 1, 2021.
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
The Company increased its allowance for loan losses to $87.8 million at December 31, 2020, by making provisions for loan losses totaling $43.0 million during the year ended December 31, 2020. This is an increase of $28.2 million, or 190.4% in provision expense compared to total provision expense of $14.8 million made by the Company in 2019. Provision expense is elevated primarily due to general provision expense for economic factors related to COVID-19 and energy price volatility as well as charge-offs and specific reserves taken during the year. The 2020 provision is also reflective of net charge-offs totaling $6.6 million, which is 0.05% of the Company's average loans outstanding during the period. The 2020 charge-offs were primarily related to partial charge-offs of two energy credit relationships totaling $4.1 million and a commercial credit relationship totaling $1.1 million.
The balance of the provision for loan losses was made based on the Company’s assessment of the credit quality of the Company’s loan portfolio and in view of the amount of the Company’s net charge-offs in that period. The Company did not make any material provision for loan losses with respect to the loans acquired in the Guaranty acquisition completed on January 1, 2019 because, in accordance with acquisition accounting standards, the Company recorded the loans acquired in the acquisition at fair value without a reserve and determined that the Company’s fair value adjustments appropriately reflected the probability of losses on those loans as of the acquisition date. The Company does not believe there has been any material deterioration of credit of these acquired loans since the acquisition. As of December 31, 2020, the discount on acquired loans totaled $59.3 million.
See Note 1, Summary of Significant Accounting Policies, and Note 6, Loans, net and Allowance for Loan Losses, in the accompanying notes to the consolidated financial statements included elsewhere in this report.

Noninterest Income
The following table sets forth the major components of noninterest income for the years ended December 31, 2020 and 2019 and the period-over-period variations in such categories of noninterest income:

	For the Years Ended December 31,		Variance		For the Years Ended December 31,		Variance
(dollars in thousands)	2020	2019	2020 v. 2019		2019	2018	2019 v. 2018
Noninterest income:
Service charges on deposit accounts	$9,303	$12,145	$(2,842)	(23.4)%	$12,145	$7,039	$5,106	72.5%
Investment management and trust	7,546	9,330	(1,784)	(19.1)	9,330	—	9,330	100.0
Mortgage banking revenue	36,491	15,461	21,030	136.0	15,461	15,512	(51)	(0.3)
Gain on sale of loans	356	6,779	(6,423)	N/M	6,779	—	6,779	N/M
Gain on sale of branches	—	1,549	(1,549)	N/M	1,549	—	1,549	N/M
Gain on sale of trust business	—	1,319	(1,319)	N/M	1,319	—	1,319	N/M
(Loss) gain on sale of other real estate	(36)	875	(911)	N/M	875	269	606	N/M
Gain (loss) on sale of securities available for sale	382	275	107	N/M	275	(581)	856	N/M
Gain (loss) on sale and disposal of premises and equipment	370	(585)	955	N/M	(585)	123	(708)	N/M
Increase in cash surrender value of BOLI	5,347	5,525	(178)	(3.2)	5,525	3,170	2,355	74.3
Other	25,304	25,503	(199)	(0.8)	25,503	16,692	8,811	52.8
Total noninterest income	$85,063	$78,176	$6,887	8.8%	$78,176	$42,224	$35,952	85.1%
____________
N/M - Not meaningful
Noninterest income increased $6.9 million, or 8.8%, to $85.1 million for the year ended 2020 from $78.2 million for the year ended 2019. Significant changes in the components of noninterest income are discussed below.
Service charges on deposit accounts. Service charges on deposit accounts decreased $2.8 million, or 23.4%, for the year ended December 31, 2020, as compared to the same period in 2019. The decrease in service charges on deposit accounts reflects decreased income related to transaction volumes such as non-sufficient funds and service charge fees that have been adversely impacted by the pandemic during 2020.
Investment management and trust. Investment management and trust decreased $1.8 million, or 19.1%, for the year ended December 31, 2020, as compared to the same period in 2019. The decrease was primarily a result of the sale of the trust business in October 2019 coupled with a decline in assets under management, resulting from the market decline during 2020.
Mortgage banking revenue. Mortgage banking revenue increased $21.0 million, or 136.0% for the year ended December 31, 2020, as compared to the same period in 2019. The increase was reflective of increased mortgage origination and refinance activity resulting from the low interest rate environment during 2020.
Noninterest Expense
Noninterest expense decreased $15.7 million, or 4.9%, to $306.1 million for the year ended 2020 from $321.9 million for the year ended 2019. Significant changes in the components of noninterest expense are discussed below.

The following table sets forth the major components of the Company’s noninterest expense for the years ended December 31, 2020 and 2019 and the period-over-period variations in such categories of noninterest expense:

	For the Years Ended December 31,		Variance		For the Years Ended December 31,		Variance
(dollars in thousands)	2020	2019	2020 v. 2019		2019	2018	2019 v. 2018
Noninterest expense:
Salaries and employee benefits	$157,540	$162,683	$(5,143)	(3.2)%	$162,683	$111,697	$50,986	45.6%
Occupancy	39,210	37,654	1,556	4.1	37,654	24,786	12,868	51.9
Communications and technology	23,113	22,248	865	3.9	22,248	14,107	8,141	57.7
FDIC assessment	6,912	1,065	5,847	N/M	1,065	3,306	(2,241)	(67.8)
Advertising and public relations	2,416	2,527	(111)	(4.4)	2,527	1,907	620	32.5
Other real estate owned expenses, net	487	418	69	16.5	418	318	100	31.4
Impairment of other real estate	784	1,801	(1,017)	(56.5)	1,801	85	1,716	N/M
Amortization of other intangible assets	12,671	12,880	(209)	(1.6)	12,880	5,739	7,141	124.4
Professional fees	12,630	7,936	4,694	59.1	7,936	4,556	3,380	74.2
Acquisition expense, including legal	16,225	33,445	(17,220)	(51.5)	33,445	6,157	27,288	443.2
Other	34,146	39,207	(5,061)	(12.9)	39,207	25,961	13,246	51.0
Total noninterest expense	$306,134	$321,864	$(15,730)	(4.9)%	$321,864	$198,619	$123,245	62.1%
____________
N/M - not meaningful
Salaries and employee benefits. Salaries and employee benefits expense, which historically has been the largest component of the Company’s noninterest expense, decreased $5.1 million, or 3.2%, for the year ended December 31, 2020, compared to the year ended December 31, 2019. The change is primarily due to increased salary cost deferrals of $9.8 million primarily related to the origination of the PPP loans and other COVID-related loan modifications/deferrals during second quarter 2020. Severance and retention expense of $5.7 million was recognized in 2019 primarily due to payments made to employees not retained from the Guaranty acquisition as well as the 2019 branch restructuring and also a $3.0 million separation agreement with a former executive officer in 2019. Offsetting these decreases were increases of $2.4 million in overall salaries expense due to increased headcount, $5.3 million in commission and mortgage incentive expense due to higher mortgage and refinance activity and $1.9 million in contract labor costs due to various infrastructure projects and PPP resources, as well $2.8 million in severance and accelerated stock grant amortization related to departmental and business line restructurings in 2020, $1.4 million in bonus and overtime costs related to the Company's participation in the PPP, $996 thousand in COVID-related hazard pay and $550 thousand in employee paid time off.
FDIC assessment. FDIC assessment expense increased $5.8 million for the year ended December 31, 2020, compared to the same period in 2019. The Company recorded a $3.2 million Small Bank Assessment Credit in third quarter 2019. In addition, the FDIC assessment was impacted by the Company becoming a large institution under regulatory guidelines, effective January 1, 2020, which resulted in higher assessment costs for the year over year period.
Professional fees. Professional fees increased $4.7 million, or 59.1%, for the year ended December 31, 2020 compared to the same period in 2019. The increase is primarily due to higher legal expenses related to ongoing acquired litigation and increased consulting expenses related to a compliance project and new system implementations.
Acquisition expense. Acquisition expense is primarily legal, advisory and accounting fees associated with services to facilitate the acquisition of other banks. Acquisition expenses also include data processing conversion costs and contract termination costs. Total acquisition expenses for the year ended December 31, 2020, decreased $17.2 million, or 51.5% over the same period in 2019. The decrease in acquisition expense is primarily due to elevated expenses in 2019 related to the Guaranty transaction including $8.7 million in change in control payments to Guaranty executives as well as an increase in professional fees, conversion-related expenses and contract termination fees, including $6.9 million related to Guaranty's debit card provider expensed in the third quarter of 2019. Off-setting these decreases are elevated expense in 2020 for the terminated merger including $8.8 million in integration costs and $6.0 million in legal and advisory fees.

Other. Other noninterest expense for the year ended December 31, 2020 decreased by $5.1 million, or 12.9%, compared to the same period in 2019. The decrease in noninterest expense is primarily due to lower deposit-related expenses and auto and travel expenses due to the pandemic disruption in 2020. In addition, the decrease is reflective of an operations loss recognized in second quarter 2019 which was partially recovered in second quarter 2020, resulting in a net total loss of $974 thousand for the year over year period.
Income Tax Expense
Income tax expense was $51.2 million for the year ended December 31, 2020, which is an effective tax rate of 20.3%. Income tax expense was $53.5 million for the year ended December 31, 2019, which is an effective tax rate of 21.7%. The lower effective tax rate compared to prior year is primarily a result of the 2019 provision to return adjustment related to state income tax and an adjustment to the Company's estimated 2020 state income tax rates recorded in second quarter 2020, as well as an $856 thousand tax benefit recorded in first quarter 2020 due to the net operating loss carryback provision allowed through the enactment of the CARES Act. In addition, the change in the year over year period is reflective of a higher effective tax rate in 2019 due to $1.4 million in deductibility limitations related to the change in control payments made to Guaranty employees and nondeductible acquisition expenses in addition to increased state income tax expense for the period.
No valuation allowance for deferred tax assets was recorded at December 31, 2020 and 2019, as management believes it is more likely than not that all of the deferred tax assets will be realized.

Quarterly Financial Information
The following table presents certain unaudited consolidated quarterly financial information regarding the Company’s results of operations for the quarters ended December 31, September 30, June 30 and March 31 in the years ended December 31, 2020 and 2019. This information should be read in conjunction with the Company’s consolidated financial statements as of and for the years ended December 31, 2020 and 2019 appearing elsewhere in this Annual Report on Form 10-K.

	Quarter Ended 2020
	December 31	September 30	June 30	March 31
(dollars in thousands, except per share data)	(unaudited)
Interest income	$152,062	$151,798	$151,241	$156,405
Interest expense	19,236	19,791	22,869	33,164
Net interest income	132,826	132,007	128,372	123,241
Provision for loan losses	3,871	7,620	23,121	8,381
Net interest income after provision for loan losses	128,955	124,387	105,251	114,860
Noninterest income	19,912	25,165	25,414	14,572
Noninterest expense	75,227	73,409	83,069	74,429
Income before income taxes	73,640	76,143	47,596	55,003
Provision for income taxes	15,366	16,068	8,903	10,836
Net income	$58,274	$60,075	$38,693	$44,167
Comprehensive income	$55,491	$60,261	$46,951	$55,529
Basic earnings per share	$1.35	$1.39	$0.90	$1.03
Diluted earnings per share	1.35	1.39	0.90	1.03

	Quarter Ended 2019
	December 31	September 30	June 30	March 31
(dollars in thousands, except per share data)	(unaudited)
Interest income	$164,386	$165,307	$167,663	$155,576
Interest expense	36,317	39,914	38,020	33,924
Net interest income	128,069	125,393	129,643	121,652
Provision for loan losses	1,609	5,233	4,739	3,224
Net interest income after provision for loan losses	126,460	120,160	124,904	118,428
Noninterest income	18,229	27,324	16,199	16,424
Noninterest expense	80,343	76,948	77,978	86,595
Income before income taxes	64,346	70,536	63,125	48,257
Provision for income taxes	14,110	14,903	13,389	11,126
Net income	$50,236	$55,633	$49,736	$37,131
Comprehensive income	$49,606	$58,450	$63,388	$48,907
Basic earnings per share	$1.17	$1.30	$1.15	$0.85
Diluted earnings per share	1.17	1.30	1.15	0.85

Discussion and Analysis of Financial Condition
The following discussion and analysis of the Company’s financial condition discusses and analyzes the financial condition of the Company as of December 31, 2020 and 2019 and certain changes in that financial condition from December 31, 2019 to December 31, 2020.
Assets
The Company's total assets increased by $2.8 billion, or 18.7%, to $17.8 billion as of December 31, 2020 from $15.0 billion at December 31, 2019. The increase is due primarily to deposit organic growth in addition to loan and deposit growth related to the PPP program.
Loan Portfolio
The Company’s loan portfolio is the largest category of the Company’s earning assets. The following table presents the balance and associated percentage of each major category in the Company’s loan portfolio as of December 31, 2020, 2019, 2018, 2017 and 2016:

	2020		2019		2018		2017		2016
(dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial (1)(2)	$3,902,266	29.7%	$2,482,356	21.3%	$1,361,104	17.2%	$1,059,984	16.3%	$630,805	13.7%
Real estate:
Commercial	6,096,676	46.3	5,872,653	50.4	4,141,356	52.3	3,369,892	51.7	2,459,221	53.7
Commercial construction, land and land development	1,245,801	9.5	1,236,623	10.6	905,421	11.4	744,868	11.5	531,481	11.6
Residential (3)	1,435,112	10.9	1,550,872	13.3	1,082,248	13.7	931,495	14.3	644,340	14.1
Single-family interim construction	326,575	2.5	378,120	3.2	331,748	4.2	289,680	4.4	235,475	5.1
Agricultural	85,014	0.6	97,767	0.9	66,638	0.8	82,583	1.3	53,548	1.2
Consumer	66,952	0.5	32,603	0.3	31,759	0.4	34,639	0.5	27,530	0.6
Other	346	—	621	—	253	—	304	—	166	—
	13,158,742	100.0%	11,651,615	100.0%	7,920,527	100.0%	6,513,445	100.0%	4,582,566	100.0%
Deferred loan fees(2)	(10,037)		(1,695)		(3,303)		(2,568)		(2,117)
Allowance for loan losses	(87,820)		(51,461)		(44,802)		(39,402)		(31,591)
Total loans, net	$13,060,885		$11,598,459		$7,872,422		$6,471,475		$4,548,858
____________
(1)    Includes mortgage warehouse purchase loans of $1.5 billion, $687.3 million, $170.3 million, $164.7 million and $0 at December 31, 2020, 2019, 2018, 2017 and 2016, respectively.
(2)    Includes SBA PPP loans of $804.4 million with net deferred loan fees of $9.8 million at December 31, 2020.
(3)    Includes loans held for sale of $82.6 million, $35.6 million, $32.7 million, $39.2 million and $9.8 million at December 31, 2020, 2019, 2018, 2017 and 2016, respectively.
As of December 31, 2020, the Company's loan portfolio, net of the allowance for loan losses and deferred fees, totaled $13.1 billion, which is an increase of 12.6% over total net loans as of December 31, 2019. The majority of the increase was due to the addition of $804.4 million in PPP loans funded during second quarter as well as an increase of $766.5 million year over year in the volume of mortgage warehouse purchase loans.

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
With the passage of the CARES Act PPP, administered by the Small Business Administration (SBA), the Company has participated in originating loans to its customers through the program. PPP loans have terms of two to five years and earn interest at 1%. In return for processing and funding the loans, the SBA paid the lenders a processing fee tiered by the size of the loan. Based on published program guidelines, these loans funded through the PPP are fully guaranteed by the U.S. government. Management believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program with any remaining loan balances, after the forgiveness of any amounts, still fully guaranteed by the SBA.
The Company’s commercial loan portfolio increased $1.4 billion, or 57.2%, to $3.9 billion as of December 31, 2020, from $2.5 billion as of December 31, 2019. The increase in this portfolio type for the current year is primarily due to the addition of PPP loans as well as an increase in the warehouse portfolio for the year over year period.
Commercial real estate loans (CRE). The Company’s commercial real estate loans generally are used by customers to finance their purchase of office buildings, retail centers, medical facilities and mixed-use buildings. Approximately 29% and 30% of the Company’s commercial real estate loans as of December 31, 2020 and 2019, respectively, were owner-occupied. Such loans generally involve less risk than loans on investment property. The Company expects that commercial real estate loans will continue to be a significant portion of the Company’s total loan portfolio and an area of emphasis in the Company’s lending operations.
Commercial real estate loans increased $224.0 million, or 3.8%, to $6.1 billion as of December 31, 2020 from $5.9 billion as of December 31, 2019. The increase was due to organic loan growth in this loan type during the year.
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
Commercial construction, land and land development loans increased $9.2 million, or 0.7% to $1.2 billion at December 31, 2020 from $1.2 billion at December 31, 2019, through organic loan growth in this type of loan.

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
The Company’s residential real estate loan portfolio declined by $115.8 million, or 7.5%, to a balance of $1.4 billion as of December 31, 2020 from $1.6 billion as of December 31, 2019. The decrease in this category was primarily a result of higher than normal payoffs due to refinancings because of the historically low mortgage rate environment.
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
The balance of single-family interim construction loans in the Company’s loan portfolio decreased by $51.5 million, or 13.6%, to $326.6 million as of December 31, 2020 from $378.1 million as of December 31, 2019. The decrease in this category was due to more borrowers opting for a one time close product rather than traditional interim construction loans because of low mortgage rates.
Other Categories of Loans. Other categories of loans included in the Company’s loan portfolio include agricultural loans made to farmers and ranchers relating to their operations and consumer loans made to individuals for personal purposes, including automobile purchase loans and personal loans. None of these categories of loans represents more than 1% of the Company’s total loan portfolio as of December 31, 2020 and 2019 and such categories continue to be a very small percentage of the Company's total loan portfolio.
The following table sets forth the contractual maturities, including scheduled principal repayments, of the Company’s loan portfolio (which includes balloon notes) and the distribution between fixed and adjustable interest rate loans as of December 31, 2020:

	Within One Year		One Year to Five Years		After Five Years		Total
(dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate
Commercial	$1,563,540	$308,933	$1,111,926	$590,984	$174,057	$152,826	$2,849,523	$1,052,743
Real estate:
Commercial real estate	532,461	273,206	2,328,535	645,916	591,928	1,724,630	3,452,924	2,643,752
Commercial construction, land and land development	132,286	199,777	338,044	363,310	32,383	180,001	502,713	743,088
Residential real estate	90,329	37,132	481,025	49,338	414,099	363,189	985,453	449,659
Single-family interim construction	50,933	143,683	11,368	39,805	41,525	39,261	103,826	222,749
Agricultural	11,387	10,896	29,192	5,591	5,743	22,205	46,322	38,692
Consumer	10,619	27,038	11,142	13,452	2,177	2,524	23,938	43,014
Other	346	—	—	—	—	—	346	—
Total loans	$2,391,901	$1,000,665	$4,311,232	$1,708,396	$1,261,912	$2,484,636	$7,965,045	$5,193,697

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
The Company discontinues accruing interest on a loan when management of the Company believes, after considering the Company’s collection efforts and other factors, that the borrower’s financial condition is such that collection of interest of that loan is doubtful. Loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans, including troubled debt restructurings, that are placed on nonaccrual status or charged off is reversed against interest income. Cash collections on nonaccrual loans are generally credited to the loan receivable balance, and no interest income is recognized on those loans until the principal balance has been collected. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. The Company did not make any changes in the Company’s nonaccrual policy during the years of 2020 or 2019.
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
As a result of the current economic environment caused by the COVID-19 outbreak, the Company has worked with its borrowers on an individual, one-on-one basis to assess and understand the impact of pandemic-related economic hardship on the borrowers and provide prudent modifications allowing for short-term payment deferrals or other payment relief where appropriate. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. Under applicable accounting and regulatory guidance, such modifications are not considered troubled debt restructurings. It is possible that the Company’s asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged. Refer to the above discussion under "Recent Developments: COVID-19, Lending Operations and Accommodations to Borrowers" and Note 6, Loans, Net and Allowance for Loan Losses, in the accompanying notes to the consolidated financial statements included elsewhere in this report for additional discussion related to COVID-19 loan modifications.

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

	As of December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Nonaccrual loans
Commercial	$25,898	$3,130	$5,224	$10,304	$7,718
Real estate:
Commercial real estate, construction, land and land development	20,072	6,461	1,329	2,716	5,885
Residential real estate	2,372	1,820	1,775	998	866
Single-family interim construction	—	—	3,578	—	884
Agricultural	613	114	—	—	—
Consumer	42	22	32	55	273
Total nonaccrual loans (1)	48,997	11,547	11,938	14,073	15,626
Loans delinquent 90 days or more and still accruing
Commercial	433	14,529	—	8	—
Real estate:
Commercial real estate, construction, land and land development	—	—	—	120	—
Residential real estate	—	—	—	8	—
Consumer	—	—	5	—	—
Total loans delinquent 90 days or more and still accruing	433	14,529	5	136	—
Troubled debt restructurings, not included in nonaccrual loans
Commercial	—	—	114	—	1
Real estate:
Commercial real estate, construction, land and land development	1,808	352	405	455	1,204
Residential real estate	178	188	168	730	1,011
Consumer	—	—	—	20	—
Total troubled debt restructurings, not included in nonaccrual loans	1,986	540	687	1,205	2,216
Total nonperforming loans	51,416	26,616	12,630	15,414	17,842
Other real estate owned and other repossessed assets (Bank only):
Commercial real estate, construction, land and land development	—	4,819	4,200	5,400	783
Residential real estate	—	—	—	764	1,189
Single-family interim construction	475	—	—	963	—
Consumer	114	114	114	114	4
Total other real estate owned and other repossessed assets	589	4,933	4,314	7,241	1,976
Total nonperforming assets	$52,005	$31,549	$16,944	$22,655	$19,818
Ratio of nonperforming loans to total loans held for investment (2)	0.44%	0.24%	0.16%	0.24%	0.39%
Ratio of nonperforming assets to total assets	0.29	0.21	0.17	0.26	0.34
____________
(1)    Nonaccrual loans include troubled debt restructurings of $578 thousand, $668 thousand, $506 thousand, $1.0 million and $209 thousand as of December 31, 2020, 2019, 2018, 2017 and 2016, respectively and excludes loans acquired with deteriorated credit quality of $6.7 million, $10.9 million, $7.0 million, $7.9 million and $1.0 million as of December 31, 2020, 2019, 2018, 2017 and 2016, respectively.
(2)    Excluding mortgage warehouse purchase loans of $1.5 billion, $687.3 million, $170.3 million, $164.7 million and $0 as of December 31, 2020, 2019 and 2018, 2017 and 2016, respectively.

The Company had $49.0 million and $11.5 million in loans on nonaccrual status (excluding loans acquired with deteriorated credit quality) as of December 31, 2020 and 2019, respectively. The increase from December 31, 2019 to December 31, 2020 was primarily due to additions of two energy credits totaling $22.8 million, two CRE credits totaling $15.9 million and a commercial loan totaling $1.7 million, offset by $2.2 million in charge-offs and a $1.9 million CRE loan that moved to OREO. The increase in troubled debt restructurings was primarily due to a $1.5 million CRE loan modified during first quarter 2020. Loans delinquent 90 days or more and still accruing decreased to $433 thousand as of December 31, 2020. The decrease was due to a $14.1 million energy loan that was moved to nonaccrual during first quarter 2020 with a subsequent charge-off of $3.5 million during fourth quarter 2020.
As of December 31, 2020, the Company had other real estate owned and other repossessed assets of $589 thousand, which is a decrease from the balance of $4.9 million for prior year. The decrease is primarily due to sales of $4.8 million.
The Company did not recognize any interest income on nonaccrual loans during 2020 or 2019 while the loans were in nonaccrual status. The amount of interest the Company included in the Company’s net interest income for the years ended 2020 and 2019 with respect to nonperforming loans was $1.2 million and $901 thousand, respectively. Additional interest income that the Company would have recognized on these nonperforming loans had they been current in accordance with their original terms was $356 thousand and $481 thousand during the years ended 2020 and 2019, respectively.
As of December 31, 2020, the Company had a total of 115 substandard and doubtful loans with an aggregate principal balance of $158.2 million that were not currently impaired loans or purchase credit impaired loans, nonaccrual loans, 90 days past due loans or troubled debt restructurings, but where the Company had information about possible credit problems of the borrowers that caused the Company’s management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that could result in those loans becoming nonaccrual loans, 90 days past due loans or troubled debt restructurings in the future.
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
Allowance for Loan Losses. As discussed elsewhere in this discussion and analysis, the Company elected to defer the adoption of the CECL accounting standard and has continued its consistent application of the incurred loss method for estimating the allowance for loan losses and applicable provision in 2020. The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. The Company’s allowance for loan losses represents the Company’s estimate of probable and reasonably estimable loan losses inherent in loans held for investment as of the respective balance sheet date. The Company’s methodology for assessing the adequacy of the allowance for loan losses includes a general allowance for performing loans, which are grouped based on similar characteristics, and an allocated allowance for individual impaired loans. Actual credit losses or recoveries are charged or credited directly to the allowance.

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
Analysis of the Allowance for Loan Losses. The following table sets forth the allowance for loan losses by category of loan:

	As of December 31,
	2020		2019		2018		2017		2016
(dollars in thousands)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Commercial loans	$27,311	29.7%	$12,844	21.3%	$11,793	17.2%	$10,599	16.3%	$8,593	13.7%
Real estate:
Commercial real estate, construction, land and land development	50,123	55.8	33,085	61.0	27,795	63.7	23,301	63.2	18,399	65.3
Residential real estate	6,786	10.9	3,678	13.3	3,320	13.7	3,447	14.3	2,760	14.1
Single-family interim construction	2,156	2.5	1,606	3.2	1,402	4.2	1,583	4.4	1,301	5.1
Agricultural	337	0.6	332	0.9	241	0.8	250	1.3	207	1.2
Consumer	442	0.5	226	0.3	186	0.4	205	0.5	242	0.6
Other	242	—	5	—	3	—	(32)	—	29	—
Unallocated	423	—	(315)	—	62	—	49	—	60	—
Total allowance for loan losses	$87,820	100.0%	$51,461	100.0%	$44,802	100.0%	$39,402	100.0%	$31,591	100.0%
____________
(1)    Represents the percentage of Independent’s total loans included in each loan category.
As of December 31, 2020, the allowance for loan losses amounted to $87.8 million, or 0.76%, of total loans held for investment, excluding mortgage warehouse purchase loans, compared with $51.5 million, or 0.47%, as of December 31, 2019. The dollar and percentage increase during 2020 is primarily due to added reserves for economic concerns related to the pandemic as well as increases in specific reserves and charge-offs in the year over year period. As of December 31, 2020, the discount on acquired loans totaled $59.3 million compared to $93.6 million as of December 31, 2019.
The allowance for loan losses as a percentage of nonperforming loans decreased from 193.35% at December 31, 2019, to 170.80% at December 31, 2020, due to increase in total nonperforming loans primarily resulting from additions to nonaccrual for energy credits totaling $22.8 million and CRE credits totaling $15.9 million as discussed above under the nonperforming asset section. As of December 31, 2020, the Company had made a specific allowance for loan losses of $8.5 million for impaired loans totaling $64.4 million, compared with a specific allowance of $358 thousand for impaired loans totaling $12.1 million as of December 31, 2019. The increase in specific reserves was due primarily to additions of $7.2 million on two energy credits and $1.1 million on a commercial loan that were added to the impaired listing during 2020. The increase in impaired loans during 2020 was primarily due to the $38.7 million additions in nonaccrual loans noted above, offset by a $1.9 million commercial real estate loan moved to other real estate and subsequently sold during 2020.

Although the allowance for loan losses to nonperforming loans has decreased over the periods presented in the Company’s consolidated financial statements appearing in this Annual Report on Form 10-K, the Company believes the allowance is appropriate and has been derived from consistent application of its methodology. The allowance is primarily related to loans evaluated collectively and will continue to increase as the Company’s loan portfolio grows. Additional provision expense will vary depending on future credit quality trends within the portfolio. Refer to Note 1, Summary of Significant Accounting Policies, and Note 6, Loans, Net and Allowance for Loan Losses, in the notes to the Company's audited consolidated financial statements included elsewhere in this report for additional details of the allowance for loan losses.
The following table provides an analysis of the provisions for loan losses, net charge-offs and recoveries for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 and the effects of those items on the Company’s allowance for loan losses:

	As of and for the Years Ended December 31,
(dollars in thousands)	2020	2019	2018	2017	2016
Allowance for loan losses-balance at beginning of year	$51,461	$44,802	$39,402	$31,591	$27,043
Charge-offs
Commercial	(5,670)	(7,709)	(3,863)	(81)	(4,384)
Real estate:
Commercial real estate, construction, land and land development	(735)	(3)	(435)	(15)	(54)
Residential real estate	—	(140)	(6)	—	(401)
Single-family interim construction	(82)	(3)	—	(134)	—
Consumer	(44)	(79)	(93)	(182)	(27)
Other	(342)	(430)	(228)	(190)	(104)
Total charge-offs	(6,873)	(8,364)	(4,625)	(602)	(4,970)

Recoveries
Commercial	112	90	84	28	13
Real estate:
Commercial real estate, construction, land and land development	4	4	20	31	10
Residential real estate	—	—	3	4	12
Consumer	37	48	5	46	8
Other	86	76	53	39	35
Total recoveries	239	218	165	148	78
Net charge-offs	(6,634)	(8,146)	(4,460)	(454)	(4,892)
Provision for loan losses	42,993	14,805	9,860	8,265	9,440
Allowance for loan losses-balance at end of year	$87,820	$51,461	$44,802	$39,402	$31,591
Ratios
Net charge-offs to average loans outstanding	0.05%	0.07%	0.06%	0.01%	0.12%
Allowance for loan losses to nonperforming loans at end of year	170.80	193.35	354.73	255.62	177.06
Allowance for loan losses to total loans at end of year (1)	0.76	0.47	0.58	0.62	0.69
____________
(1)    Calculation excludes loans held for sale and mortgage warehouse purchase loans from total loans.
The Company’s ratio of allowance to loan losses to total loans as of December 31, 2020 was 0.76%, increasing from 0.47% at December 31, 2019. The increase in the allowance for loan losses as a percentage of loans from prior year reflects increases in reserves due to the pandemic as well as increased specific reserves. The ratio of net charge-offs to average loans outstanding during the year ended December 31, 2020 decreased to 0.05% from 0.07% for the year ended December 31, 2019. The decrease in charge-offs during 2020 was primarily related to elevated energy charge-offs during 2019.

Securities Available for Sale
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit, interest rate and duration risk. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions. The following table sets forth the book value, which is equal to fair market value because all investment securities the Company held were classified as available for sale as of the applicable date, and the percentage of each category of securities as of December 31, 2020, 2019 and 2018:

	As of December 31,
	2020		2019		2018
(dollars in thousands)	Book Value	% of Total	Book Value	% of Total	Book Value	% of Total
Securities available for sale
U.S. Treasury securities	$44,708	3.9%	$48,796	4.5%	$29,643	4.3%
Government agency securities	249,017	21.6	179,296	16.5%	150,230	21.9
Obligations of state and municipal subdivisions	393,165	34.1	343,859	31.7%	185,007	27.0
Corporate bonds	22,102	1.9	7,218	0.7%	—	—
Residential pass-through securities	443,501	38.4	505,567	46.5%	320,470	46.8
Other securities	1,200	0.1	1,200	0.1%	—	—
Total securities available for sale	$1,153,693	100.0%	$1,085,936	100.0%	$685,350	100.0%
The Company recognized net gains on the sale of securities of $382 thousand for the year ended December 31, 2020 and net gains on the sale of securities of $275 thousand for the year ended December 31, 2019. Securities represented 6.5% and 7.3% of the Company’s total assets at December 31, 2020 and 2019, respectively.
Certain investment securities are valued at less than their historical cost. Management evaluates securities for other-than-temporary impairment (OTTI) on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation. Management does not intend to sell any debt securities it holds and believes the Company more likely than not will not be required to sell any debt securities it holds before their anticipated recovery, at which time the Company will receive full value for the securities. Management has the ability and intent to hold the securities classified as available for sale that were in a loss position as of December 31, 2020 for a period of time sufficient for an entire recovery of the cost basis of the securities. For those securities that are impaired, the unrealized losses are largely due to interest rate changes. The fair value is expected to recover as the securities approach their maturity date. Management believes any impairment in the Company’s securities at December 31, 2020 is temporary and no other-than-temporary impairment has been realized in the Company’s consolidated financial statements.

The following table sets forth the book value, scheduled maturities and weighted average yields for the Company’s investment portfolio as of December 31, 2020:

(dollars in thousands)	Book Value	% of Total Investment Securities	Weighted Average Yield
U.S. Treasury securities
Maturing within one year	$18,153	1.6%	2.15%
Maturing in one to five years	26,555	2.3	2.41
Maturing in five to ten years	—	—	—
Maturing after ten years	—	—	—
Total U.S. Treasury securities	$44,708	3.9%	2.30%

Government agency securities
Maturing within one year	$6,507	0.6%	2.21%
Maturing in one to five years	21,304	1.8	2.33
Maturing in five to ten years	96,187	8.3	1.70
Maturing after ten years	125,019	10.8	1.79
Total government agency securities	$249,017	21.5%	1.81%

Obligations of state and municipal subdivisions
Maturing within one year	$14,254	1.2%	2.26%
Maturing in one to five years	82,526	7.3	2.36
Maturing in five to ten years	95,822	8.3	2.48
Maturing after ten years	200,563	17.4	2.66
Total obligations of state and municipal subdivisions	$393,165	34.2%	2.54%

Corporate bonds
Maturing within one year	$1,029	0.1%	3.85%
Maturing in one to five years	4,186	0.4	3.82
Maturing in five to ten years	16,887	1.5	4.51
Maturing after ten years	—	—	—
Total corporate bonds	$22,102	2.0%	4.35%

Residential pass through securities
Maturing within one year	$11,784	1.0%	2.96%
Maturing in one to five years	15,721	1.3	2.90
Maturing in five to ten years	90,414	7.8	2.62
Maturing after ten years	325,582	28.2	2.73
Total residential pass through securities	$443,501	38.3%	2.96%

Other securities
Maturing within one year	$—	—%	—%
Maturing in one to five years	700	0.1	2.29
Maturing in five to ten years	500	—	2.10
Maturing after ten years	—	—	—
Total other securities	$1,200	0.1%	2.25%
Total investment securities	$1,153,693	100.0%	2.73%

The following table summarizes the amortized cost of securities classified as available for sale and their approximate fair values as of the dates shown:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available for sale
As of December 31, 2020
U.S. treasuries	$43,060	$1,648	$—	$44,708
Government agency securities	247,764	3,169	(1,916)	249,017
Obligations of state and municipal subdivisions	373,017	20,168	(20)	393,165
Corporate bonds	21,496	608	(2)	22,102
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	421,916	21,678	(93)	443,501
Other securities	1,200	—	—	1,200
	$1,108,453	$47,271	$(2,031)	$1,153,693
As of December 31, 2019
U.S. treasuries	$48,060	$743	$(7)	$48,796
Government agency securities	178,953	926	(583)	179,296
Obligations of state and municipal subdivisions	332,715	11,150	(6)	343,859
Corporate bonds	7,011	207	—	7,218
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	493,915	11,981	(329)	505,567
Other securities	1,200	—	—	1,200
	$1,061,854	$25,007	$(925)	$1,085,936
As of December 31, 2018
U.S. treasuries	$30,110	$—	$(467)	$29,643
Government agency securities	152,969	80	(2,819)	$150,230
Obligations of state and municipal subdivisions	187,366	727	(3,086)	$185,007
Residential pass through securities guaranteed by FNMA, GNMA and FHLMC	326,168	128	(5,826)	$320,470
	$696,613	$935	$(12,198)	$685,350
The Company’s available for sale securities, carried at fair value, increased $67.8 million, or 6.2%, during 2020. The increase in 2020 was primarily due to investing excess liquidity balances.
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
Cash and Cash Equivalents
Cash and cash equivalents increased by $1.2 billion, or 221.0% to $1.8 billion at December 31, 2020 from $565.2 million at December 31, 2019, of which $1.1 billion was held with the Federal Reserve Bank at year end 2020. Cash and cash equivalent balances can vary due to cash needs and volatility of several large title company and commercial accounts. Balances as of December 31, 2020 is due to significantly increased organic deposit growth during the year over year period.
Goodwill
Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired. The Company’s total goodwill was $994.0 million as of December 31, 2020 and December 31, 2019.

Liabilities
Total liabilities increased $2.6 billion, or 20.8%, to $15.2 billion as of December 31, 2020, from $12.6 billion as of December 31, 2019, primarily due to increased deposits of $2.5 billion mainly as a result of organic growth and $127.5 million, net of issuance costs, related to subordinated debentures issued in third quarter 2020.
Deposits
Deposits represent the Company’s primary source of funds. The Company continues to focus on growing core deposits through the Company’s relationship driven banking philosophy and community-focused marketing programs.
Total deposits increased $2.5 billion, or 20.6%, to $14.4 billion as of December 31, 2020 from $11.9 billion as of December 31, 2019. The increase is primarily due to organic growth as well as approximately $395 million of commercial deposits related to PPP loans that were funded by the Company in the second quarter and remain on deposit at year end 2020. Brokered deposits totaled $1.5 billion and $894.1 million at December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, noninterest-bearing demand, interest-bearing checking, savings deposits and limited access money market accounts accounted for 90.2% and 84.7%, respectively, of the Company’s total deposits, while individual retirement accounts and certificates of deposit made up 9.8% and 15.3%, respectively, of total deposits. Noninterest-bearing demand deposits totaled $4.2 billion, or 28.9% of total deposits, as of December 31, 2020, compared with $3.2 billion, or 27.1% of total deposits, as of December 31, 2019. The total cost of deposits decreased 49 basis points from 1.08% at December 31, 2019 to 0.59% at December 31, 2020. The average cost of interest-bearing deposits was 0.83% per annum for 2020 compared with 1.48% for 2019. The decrease in cost of funds is primarily due to rate cuts on the Company's deposit products after the Federal Reserve reduced the target rate to zero (0) to 25 basis points.
The following table summarizes the Company’s average deposit balances and weighted average rates for the periods presented:

	As of December 31,
	2020		2019		2018
(dollars in thousands)	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Deposit Type
Noninterest-bearing demand accounts	$3,736,230	—%	$3,139,805	—%	$2,052,675	—%
Interest-bearing checking accounts	4,577,137	0.62	3,953,986	1.12	2,943,519	0.90
Savings accounts	607,996	0.18	540,741	0.25	290,325	0.24
Limited access money market accounts	2,368,980	0.89	2,047,554	1.99	998,916	1.91
Certificates of deposit, including individual retirement accounts (IRA)	1,645,014	1.57	1,795,391	2.06	1,009,644	1.43
Total deposits	$12,935,357	0.59%	$11,477,477	1.08%	$7,295,079	0.83%
The following table sets forth the maturity of time deposits (including IRA deposits) of $100,000 or more as of December 31, 2020:

	Maturity within:
(dollars in thousands)	Three Months	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
Individual retirement accounts	$5,724	$6,327	$13,955	$8,103	$34,109
Certificates of deposit (excluding CDARS)	322,351	256,269	391,919	88,900	1,059,439
CDARS	29,592	7,626	6,652	3,359	47,229
Total	$357,667	$270,222	$412,526	$100,362	$1,140,777
Short-Term Borrowings
The Company’s deposits have historically provided the Company with a major source of funds to meet the daily liquidity needs of the Company’s customers and fund growth in earning assets. However, from time to time the Company may also engage in short-term borrowings. At December 31, 2020 and 2019, the Company had $31.5 million and $124.5 million, respectively, in short-term borrowings outstanding, of which $25.0 million and $100.0 million were short-term FHLB advances and $6.5 million and $24.5 million were borrowings against its revolving line of credit at December 31, 2020 and 2019, respectively.

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
The Company’s FHLB borrowings totaled $375.0 million as of December 31, 2020, compared with $325.0 million as of December 31, 2019. The change in FHLB borrowings from prior year reflects the use of short-term FHLB advances as needed for liquidity and to fund mortgage warehouse purchase loans. As of December 31, 2020 and 2019, the Company had $4.1 billion and $3.7 billion, respectively, in unused and available advances from the FHLB. At December 31, 2020, the Company’s FHLB advances are collateralized by assets, including a blanket lien on certain loans along with specific listed loans for an aggregate available carrying value of $5.7 billion and FHLB stock. As of December 31, 2020 and 2019, the Company had $1.2 billion and $1.1 billion, respectively, in undisbursed advance commitments (letters of credit) with the FHLB. The FHLB letters of credit were obtained in lieu of pledging securities to secure public fund deposits that are over the FDIC insurance limit. There were no disbursements against the advance commitments as of December 31, 2020 or 2019.
The following table provides a summary of the Company’s FHLB advances at the dates indicated:

	As of December 31,
(dollars in thousands)	2020	2019	2018
Fixed-rate, fixed term, at rates from 0.27% to 1.33%, with a weighted-average of 0.62% (maturing July 2021 through February 2035)	$375,000	$—	$—
Fixed-rate, fixed term, at rates from 1.33% to 2.59%, with a weighted-average of 2.17% (maturing January 2020 through July 2021)	—	325,000	—
Fixed-rate, fixed term, at rates from 1.02% to 2.59%, with a weighted-average of 2.17% (maturing January 2019 through July 2021)	—	—	290,000
As of December 31, 2020, the scheduled maturities of the Company’s FHLB advances were as follows (dollars in thousands):

Maturing Within	Principal Amount to Mature
As of December 31, 2020
First Year	$25,000
Second Year	—
Third Year	200,000
Fourth Year	—
Fifth Year	—
Thereafter	150,000
$375,000
Other Long-Term Indebtedness
As of December 31, 2020 and 2019, the Company had $305.7 million and $177.8 million, respectively, of long-term indebtedness (other than FHLB advances and junior subordinated debentures) outstanding, which included subordinated debentures. The increase from December 31, 2019 to December 31, 2020 was due to $127.5 million, net of issuance costs, of subordinated debentures issued during third quarter 2020 as well as the discount accretion and fee amortization on the debentures.
As of December 31, 2020, the Company’s long-term gross indebtedness of $110.0 million, $30.0 million, $40.0 million and $130.0 million will mature on August 1, 2024, December 31, 2027, July 20, 2026, and September 15, 2030, respectively, with the $30.0 million, $40.0 million and $130.0 million debentures having an optional redemption date of December 31, 2022, July 20, 2021 and September 15, 2025, respectively.

Junior Subordinated Debentures
As of December 31, 2020 and 2019, the Company had outstanding an aggregate principal amount of $57.3 million of nine series of junior subordinated securities issued to nine unconsolidated subsidiary trusts. Each series of debentures was purchased by one of the trusts with the net proceeds of the issuance by such trust of floating rate trust preferred securities. These junior subordinated debentures are unsecured and will mature between March 2033 and September 2037. Each of the series of debentures bears interest at a per annum rate equal to three-month LIBOR plus a spread that ranges from 1.60% to 3.25%, with a weighted average rate of 2.74%. Interest on each series of these debentures is payable quarterly, although the Company may, from time to time defer the payment of interest on any series of these debentures. A deferral of interest payments would, however, restrict the Company’s right to declare and pay cash distributions, including dividends on the Company’s common stock, or making distributions with respect to any of the Company’s future debt instruments that rank equally or are junior to such debentures. The Company may redeem the debentures, which are intended to qualify as Tier 1 capital, at the Company’s option, subject to approval of the Federal Reserve.
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
Total stockholder’s equity was $2.5 billion at December 31, 2020, compared with $2.3 billion at December 31, 2019, an increase of approximately $175.6 million. The increase was primarily due to net income earned for the year totaling $201.2 million, stock based compensation of $8.5 million and an increase of $17.0 million in unrealized gain on available for sale securities offset by stock repurchased by the Company totaling $5.8 million and dividends paid of $45.3 million.
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

In addition to the liquidity provided by the sources described above, the Company maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of December 31, 2020 and 2019 the Company had established federal funds lines of credit with various unaffiliated banks totaling $365 million and $375 million, respectively. Based on the values of stock, securities, and loans pledged as collateral, as of December 31, 2020 and 2019, the Company had additional borrowing capacity with the FHLB of $4.1 billion and $3.7 billion, respectively.
The Company also maintains a secured line of credit with the Federal Reserve Bank with an availability to borrow approximately $716.7 million and $895.1 million at December 31, 2020 and 2019, respectively. Approximately $1.0 billion and $1.2 billion of commercial loans were pledged as collateral at December 31, 2020 and 2019, respectively. There were no borrowings against this line as of December 31, 2020 or 2019.
The Company also participates in an exchange that provides direct overnight borrowings with other financial institutions. The funds are provided on an unsecured basis. Borrowing availability totaled $694.0 million and $484.0 million at December 31, 2020 and 2019, respectively. There were no borrowings as of December 31, 2020 and 2019.
The Company has a $100 million unsecured revolving line of credit with an unrelated commercial bank. The line bears interest at LIBOR plus 1.75% and matured on January 17, 2021. As of December 31, 2020 and 2019, the line had $6.5 million and $24.5 million outstanding, respectively. The Company is required to meet certain financial covenants on a quarterly basis, which includes maintaining $5 million in cash at Independent Bank Group and meeting minimum capital ratios and bears a non-usage fee of 0.30% per year on the unused commitment at the end of each fiscal quarter. On January 17, 2020, the line of credit was renewed. As of March 1, 2021, the Company had no borrowings outstanding against this line.
In April 2020, the Company began originating loans to qualified small businesses under the CARES Act PPP administered by the SBA. During April 2020, the Company borrowed a $300.0 million advance from the FHLB that provided supplemental funding for the PPP loan originations. The short-term, full-recourse advance bore interest at an annualized rate of 0.35% and expired on July 15, 2020. During second quarter 2020, the Company participated in the Federal Reserve's PPP Facility, which, through March 31, 2021, extends loans to banks who were loaning money to small businesses under the PPP. The amounts borrowed under the facility during second quarter 2020 totaled $7.6 million, bore interest at a rate of 0.35% and matured at the same time as the maturity date of the PPP loan pledged to secure the borrowing. As of the end of third quarter 2020, the Company had repaid all borrowings under the PPP Facility. Federal bank regulatory agencies issued an interim final rule that permits banks to neutralize the regulatory capital effects of participating in the PPP and the PPP Facility. Specifically, all PPP loans have a zero percent risk weight under applicable risk-based capital rules. Additionally, a bank may exclude all PPP loans pledged as collateral to the PPP Facility from its average total consolidated assets for the purposes of calculating its leverage ratio, while PPP loans that are not pledged as collateral to the PPP Facility will be included.
The Company is a corporation separate and apart from the Bank and, therefore, the Company must provide for the Company’s own liquidity. The Company’s main source of funding is dividends declared and paid to the Company by the Bank. Statutory and regulatory limitations exist that affect the ability of the Bank to pay dividends to the Company. Management believes that these limitations will not impact the Company’s ability to meet the Company’s ongoing short-term cash obligations. For additional information regarding dividend restrictions, see “Risk Factors-Risks Related to the Company’s Business” in Part I, Item 1A, and “Supervision and Regulation” under Part I, Item 1, “Business.”
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
The FDIC has promulgated regulations setting the levels at which an insured institution such as the Bank would be considered well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The Bank is considered well-capitalized for purposes of the applicable prompt corrective action regulations.
As of December 31, 2020 and 2019, the Company and Bank exceeded the Basel III capital requirements under prompt corrective action and other regulatory requirements, as detailed in the table below.

	As of December 31, 2020
	Actual Consolidated	Actual Bank	Required Minimum Capital - Basel III	Required to be Considered Well Capitalized (Bank Only)
	Ratio	Ratio	Ratio	Ratio
Tier 1 capital to average assets ratio	9.12%	11.01%	4.00%	≥5.00%
Common equity tier 1 to risk-weighted assets ratio	10.33	12.97	7.00	≥6.50
Tier 1 capital to risk-weighted assets ratio	10.74	12.97	8.50	≥8.00
Total capital to risk-weighted assets ratio	13.32	13.61	10.50	≥10.00

	As of December 31, 2019
	Actual Consolidated	Actual Bank	Required Minimum Capital - Basel III	Required to be Considered Well Capitalized (Bank Only)
	Ratio	Ratio	Ratio	Ratio
Tier 1 capital to average assets ratio	9.32%	10.70%	4.00%	≥5.00%
Common equity tier 1 to risk-weighted assets ratio	9.76	11.70	7.00	≥6.50
Tier 1 capital to risk-weighted assets ratio	10.19	11.70	8.50	≥8.00
Total capital to risk-weighted assets ratio	11.83	12.11	10.50	≥10.00
Stock Repurchase Program. From time to time, the Company's board of directors has authorized stock repurchase programs which allow the Company to purchase its common stock generally over a one-year period at various prices in the open market or in privately negotiated transactions. On October 22, 2020, the Company's board of directors authorized a $150.0 million stock repurchase program allowing the Company to purchase shares of its common stock through October 31, 2021. Under this program, the Company repurchased 109,548 shares at a total cost of $5.7 million through March 1, 2021. Under prior stock repurchase programs, the Company repurchased 897,738 shares of Company stock at a total cost of $49.0 million during 2019 and none during 2018. In July 2019, the federal bank regulators adopted final rules that, among other things, eliminated the standalone prior approval requirement for any repurchase of common stock. However, the Company remains subject to a Federal Reserve Board guideline that requires consultation with the Federal Reserve regarding plans for share repurchases on a quarterly basis. The Company’s repurchases of its common stock may be subject to a prior approval or notice requirement under other regulations, policies or supervisory expectations of the Federal Reserve Board. Any redemption or repurchase of preferred stock or subordinated debt remains subject to the prior approval of the Federal Reserve Board. See Part II, Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, in this report for additional information.

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
The following table contains supplemental information regarding the Company’s total contractual obligations as of December 31, 2020:

(dollars in thousands)	Payments Due
	Within One Year	One to Three Years	Three to Five Years	After Five Years	Total
Deposits without a stated maturity	$12,983,289	$—	$—	$—	$12,983,289
Time deposits	1,263,633	136,883	15,117	5	1,415,638
FHLB advances	25,000	200,000	—	150,000	375,000
Subordinated debt	—	—	110,000	200,000	310,000
Junior subordinated debentures	—	—	—	57,324	57,324
Operating leases	5,615	8,930	6,192	5,700	26,437
Total contractual obligations	$14,277,537	$345,813	$131,309	$413,029	$15,167,688
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

Commitments to extend credit were $2.3 billion as of December 31, 2020 and 2019. Outstanding standby letters of credit were $25.9 million and $23.4 million, as of December 31, 2020 and 2019, respectively. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. The Company manages the Company’s liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that the Company will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.
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
Asset/Liability Management and Interest Rate Risk
The principal objective of the Company’s asset and liability management function is to evaluate the interest rate risk within the balance sheet and pursue a controlled assumption of interest rate risk while maximizing net income and preserving adequate levels of liquidity and capital. The Investment Committee of Independent Bank’s Board of Directors has oversight of Independent Bank’s asset and liability management function, which is managed by the Company’s Treasurer. The Treasurer meets with the Company’s Chief Financial Officer and senior executive management team regularly to review, among other things, the sensitivity of the Company’s assets and liabilities to market interest rate changes, local and national market conditions and market interest rates. That group also reviews the liquidity, capital, deposit mix, loan mix and investment positions of the Company.
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

The Company’s interest rate risk model indicated that it was in an asset sensitive position in terms of interest rate sensitivity as of December 31, 2020. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income based on the interest rate risk model as of December 31, 2020:

Hypothetical Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
200	5.16%
100	2.08
(100)	(4.37)
The Company's model indicates that its projected balance sheet at December 31, 2020 is more asset sensitive in comparison to its balance sheet as of December 31, 2019. The shift to a more asset sensitive position was primarily due to an increase in the relative proportion of interest bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve). Interest-bearing deposits are more immediately impacted by changes in interest rates in comparison to our other categories of earning assets.
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
As part of the Company’s asset/liability management strategy, the Company’s management has emphasized the origination of shorter duration loans to limit the negative exposure to rate changes. The average duration of the loan portfolio is less than four years. The Company’s strategy with respect to liabilities has been to emphasize transaction accounts, particularly noninterest or low interest-bearing nonmaturing deposit accounts, which are less sensitive to changes in interest rates. In response to this strategy, nonmaturing deposit accounts have been a large portion of total deposits and totaled 90.2% and 84.7% of total deposits as of December 31, 2020 and 2019, respectively. The Company had brokered deposits, including CDARS totaling $1.5 billion and $894.1 million, at December 31, 2020 and 2019, respectively. The Company intends to focus on the Company’s strategy of increasing noninterest or low interest-bearing nonmaturing deposit accounts, but may consider the use brokered deposits as a stable source of lower cost funding.

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

Allowance for Loan Losses. ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires a new credit loss methodology, the current expected credit loss (CECL) model, became effective for the Company on January 1, 2020. As provided to financial institutions under the CARES Act enacted on March 27, 2020 and as amended by the Consolidated Appropriations Act, 2021 signed into law on December 27, 2020, the Company elected to defer the adoption of the current expected credit loss (CECL) accounting standard and has continued its consistent application of the incurred loss method for estimating its allowance for loan losses and provision for 2020. The Company adopted the CECL accounting standard as of January 1, 2021. Refer to Note 2, Recent Accounting Pronouncements, in the notes to the Company's consolidated financial statements included elsewhere in this report for additional information.
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
Goodwill and Other Intangible Assets. The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. The Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a quantitative impairment test is unnecessary. If the Company concludes otherwise, then it is required to perform an impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. The Company performs its impairment test annually as of December 31. During the period ended March 31, 2020, the economic turmoil and market volatility resulting from the COVID-19 pandemic crisis resulted in a substantial decrease in the Company's stock price and market capitalization. Management believed such decrease was a triggering indicator requiring an interim goodwill impairment quantitative analysis which resulted in no impairment charge for the period ended March 31, 2020. Subsequently, the Company's stock price and market capitalization has seen continued improvement through December 31, 2020. Refer to Note 1, Summary of Significant Accounting Policies, in the notes to the Company's consolidated financial statements included elsewhere in this report for additional information.
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

Recently Issued Accounting Pronouncements
The Company has evaluated new accounting pronouncements that have recently been issued and have determined that there are no new accounting pronouncements that should be described in this section that will materially impact the Company’s operations, financial condition or liquidity in future periods. Refer to Note 2, Recent Accounting Pronouncements, of the Company’s audited consolidated financial statements for a discussion of recent accounting pronouncements that have been adopted by the Company or that will require enhanced disclosures in the Company’s financial statements in future periods.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements, the reports thereon, the notes thereto and supplementary data commence at page 89 of this Annual Report on Form 10-K.
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
As of December 31, 2020, management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission (2013 framework). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting, as of December 31, 2020, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Attestation report of the registered public accounting firm. The Company’s independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K has issued an attestation report on the Company’s internal control over financial reporting. The attestation report of RSM US LLP, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2020, appears below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Independent Bank Group, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Independent Bank Group, Inc. 's (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, and the related statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and our report dated March 1, 2021 expressed an unqualified opinion.

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
March 1, 2021

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is incorporated herein by reference to the information under the captions “Election of Directors,” “Our Board of Directors,” “Identification & Evaluation of Director Candidates,” “Nominee for Election,” “Continuing Directors,” “Executive Officers,” “Board Governance,” “Stock Ownership of Directors, Nominees, Executive Officers and Principal Shareholders,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its 2021 Annual Meeting of Shareholders (the “2021 Proxy Statement”) to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated herein by reference to the information under the caption "Compensation Discussion & Analysis” in the 2021 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Certain information required by this Item 12 is included under “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The other information required by this Item is incorporated herein by reference to the information under the caption “Stock Ownership of Directors, Nominees, Executive Officers and Principal Shareholders” in the 2021 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated herein by reference to the information under the captions “Election of Directors,” “Board Governance-Director Independence” and “Related Person and Certain Other Transactions” in the 2021 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is incorporated herein by reference to the information under the caption “Fees Paid to Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policies and Procedures” in the 2021 Proxy Statement.

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
3.6
Certificate of Merger, dated January 2, 2014, of Live Oak Financial Corp. with and into Independent Bank Group, Inc. (incorporated herein by reference to Exhibit 3.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-196627 filed with the SEC on June 25, 2014 (the “Form S-3 Registration Statement”))

3.7
Certificate of Merger, dated April 15, 2014, of BOH Holdings, Inc. with and into Independent Bank Group, Inc. (incorporated herein by reference to Exhibit 3.6 to Amendment No. 1 to the Form S-3 Registration Statement filed with the SEC on June 25, 2014)

3.8
Certificate of Merger, dated September 30, 2014, of Houston City Bancshares, Inc. with and into Independent Bank Group, Inc. (incorporated by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2015, filed with the SEC on July 31, 2015)

3.9
Certificate of Merger, dated March 31, 2017, of Carlile Bancshares, Inc. with and into Independent Bank Group, Inc. (incorporated by reference to Exhibit 3.8 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2017 filed with the SEC on April 27, 2017)

3.10
Certificate of Merger, dated October 23, 2017, of Washington Investment Company with and into Independent Bank Group, Inc. (incorporated by reference to Exhibit 3.9 to the Registrant’s Current Report on Form 10-Q filed with the SEC on July 26, 2018)

3.11
Certificate of Merger, dated May 31, 2018, of Integrity Bancshares, Inc. with and into Independent Bank Group, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 10-Q filed with the SEC on July 26, 2018)

3.12
Certificate of Merger, dated December 27, 2018, but effective January 1, 2019, of Guaranty Bancorp with and into Independent Bank Group, Inc. (incorporated herein by reference to Exhibit 3.10 to the Company’s Annual Report on Form 10-K for the year December 31, 2018, filed with the SEC on February 28, 2019)

4.1
Form of certificate representing shares of the Company’s common stock (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Form S-1 Registration Statement filed with the SEC on March 18, 2013)

4.2
Subordinated Debt Indenture, dated as of June 25, 2014, between Independent Bank Group, Inc. and Wells Fargo Bank, National Association, in its capacity as Indenture Trustee (incorporated herein by reference to Exhibit 4.6 to Amendment No. 1 to the S‑3 Registration Statement filed with the SEC on June 25, 2014)

4.3
First Supplemental Indenture, dated as of July 17, 2014, between Independent Bank Group, Inc. and Wells Fargo Bank Shareowner Services, in its capacity as Indenture Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated July 17, 2014)

4.4
Second Supplemental Indenture, dated as of December 19, 2017, between Independent Bank Group, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8‑K, dated December 19, 2017)

4.5
Third Supplemental Indenture, dated as of September 15, 2020, between Independent Bank Group, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated September 15, 2020)

4.6
Form of Global Note to represent the 5.875% Subordinated Notes due August 1, 2024, of the Company (incorporated herein by reference to Exhibit 4.5 in the Company’s Quarterly Report on Form 10‑Q, for the quarter ended September 30, 2017, filed with the SEC on October 26, 2017)

4.7
Form of Global Note to represent the 5.875% Subordinated Notes due August 1, 2024, of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated June 22, 2016)

4.8
Form of 5.00% Fixed-to-Floating Rate Subordinated Note due December 31, 2027 (incorporated by reference to Exhibit 4.2 to Independent Bank Group, Inc.’s Current Report on Form 8-K dated December 19, 2017)

4.9
Form of 4.00% Fixed-to-Floating Rate Subordinated Notes due 2030 (incorporated by reference to Exhibit 4.3 (included in exhibit 4.2) to the Company’s Current Report on Form 8-K dated September 15, 2020)

4.10	Indenture, dated July 18, 2016, between Guaranty Bancorp and Wells Fargo Bank, National Association, in its capacity of Trustee*
4.11	First Supplemental Indenture, dated July 16, 2016, between Guaranty Bancorp and Wells Fargo Bank, National Association, in its capacity as Trustee, Paying Agent and Registrar*
4.12	Second Supplemental Indenture, dated July 16, 2016, between Guaranty Bancorp and Wells Fargo Bank, National Association, in its capacity as Trustee, Paying Agent and Registrar*
4.13	Form of 5.75% Fixed-to-Floating Rate Subordinated Note due July 20, 2026*
4.14	Description of Registrant’s Securities*
The other instruments defining the rights of holders of the long-term debt securities of the Company and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.

4.15	Fifth Amendment to Independent Bank 401(k) Profit Sharing Plan*
10.1	Form of Indemnification Agreement for directors and officers (incorporated herein by reference to Exhibit 10.16 to the Form S-1 Registration Statement)
10.2	2015 Performance Award Plan (incorporated herein by reference to Annex A of the Company’s definitive Proxy Statement for its 2015 Annual Meeting of Shareholders, dated April 13, 2015)
10.3(a)	2013 Equity Incentive Plan, with form of Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.20 to the Form S-1 Registration Statement)
10.3(b)
First Amendment to the 2013 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s proxy statement for its 2018 Annual Meeting of Shareholders filed with the SEC on April 26, 2018)

10.3(c)	Second Amendment to the 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.3(c) to the Company’s Annual Report on Form 10-K/A dated March 6, 2020)
10.3(d)
Form of Performance Restricted Stock Unit Agreement for performance based restricted stock units (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2020, filed with the SEC on October 29, 2020)

10.3(e)
Form of Restricted Stock Agreement for restricted stock grants with ratable vesting (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2020, filed with the SEC on October 29, 2020)

10.4(a)
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
First Amendment to Credit Agreement between Independent Bank Group, Inc. and U.S. Bank National Association, dated January 17, 2020 (incorporated by reference to Exhibit 10.4(d) to the Company’s Annual Report on Form 10-K/A dated March 6, 2020)

10.4(e)	Second Amendment to Credit Agreement between Independent Bank Group, Inc. and U.S. Bank National Association, dated January 17, 2021*

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

21.1	Subsidiaries of Independent Bank Group, Inc. (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K/A dated March 6, 2020)
23.1	Consent of RSM US LLP, Independent Registered Public Accounting Firm of Independent Bank Group, Inc.*
31.1	Chief Executive Officer Section 302 Certification*
31.2	Chief Financial Officer Section 302 Certification*
32.1	Chief Executive Officer Section 906 Certification***
32.2	Chief Financial Officer Section 906 Certification***
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)
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

(b)    Exhibits. See the exhibit list included in Item 15(a)3 of this Annual Report on Form 10-K.

(c)    Financial Statement Schedules. See Item 15(a)2 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Independent Bank Group, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Independent Bank Group, Inc. and its subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 1, 2021 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Allowance for Loan Losses
As described in Note 6 of the consolidated financial statements, the Company’s allowance for loan losses totaled $87.8 million as of December 31, 2020, including $79.1 million allocated to the collectively evaluated loans and $8.7 million allocated to individually evaluated loans. The Company determines the allowance for loan losses by estimating probable and reasonably estimable loan losses inherent in loans held for investment as of the balance sheet date. The allowance for loan losses contains provisions for probable losses that have been identified relating to specifically identified loans (reserve for loans individually evaluated), as well as probable losses inherent in the loan portfolio and credit undertakings that are not specifically identified (reserve for loans collectively evaluated). The reserve for loans individually evaluated is established utilizing either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of collateral if the loan is collateral dependent. The reserve for loans collectively evaluated is established through historical loss experience adjusted for qualitative factors. Qualitative factors used by the Company include considerations such as changes in the lending policies and procedures; collection, charge-off and recovery practices; nature and volume of the loan portfolio; change in value of underlying collateral; volume and severity of nonperforming loans; existence and effect of any concentrations of credit and the level of such concentrations; and current, national and local economic and business conditions. The measurement of the qualitative factors considered in the allowance for loans collectively evaluated requires a significant amount of judgment by management and the estimate is highly sensitive to changes in significant assumptions.

We identified the determination of qualitative factors applied to the collectively evaluated reserve of the allowance for loan losses as a critical audit matter because auditing the qualitative factors of the allowance required a high degree of auditor judgment, as the assumptions determined by management are highly subjective and the estimate is highly sensitive to changes in significant assumptions.

Our audit procedures related to the qualitative factors applied to loans collectively evaluated included the following, among others:

•We obtained an understanding of the relevant controls related to the development of qualitative factors and tested such controls for design and operating effectiveness, including controls over management’s establishment, review and approval of the qualitative factors and data used in determining the qualitative factors.
•We tested management’s process and evaluated the reasonableness of their judgements and assumptions to develop the qualitative factors, which included:
◦Testing the accuracy of the data inputs used by management as a basis for the adjustments for qualitative factors by comparing to internal and external source data and assessing the reasonableness of the magnitude and directional consistency of the adjustments.
◦Evaluating whether management’s conclusions were consistent with Company-provided internal data or independently sourced data and agreeing the impact to the allowance calculation.

Goodwill
As described in Notes 1 and 8 of the consolidated financial statements, the Company’s recorded goodwill was $994.0 million as of December 31, 2020. The Company tests goodwill of a reporting unit for impairment annually on December 31 or on an interim basis if an event or circumstance indicates it is more likely than not that the fair value of the reporting unit is less than its carrying amount. During the quarter ended March 31, 2020, the economic turmoil and market volatility resulting from the COVID-19 crisis resulted in a substantial decrease in the Company’s stock price and market capitalization. Management determined such decrease was a triggering event requiring an interim quantitative impairment test. The Company estimates the fair value of the reporting unit by making significant estimates and assumptions related to the specific circumstances of the reporting unit such as net interest income and net income projections, based on historical results and industry data, and the selection of an appropriate discount rate and control premium as well as consideration of transactions involving banks similar to the Company and related multiples. The application of these valuation methodologies and necessary assumptions requires a significant amount of judgment by management and the estimate is highly sensitive to changes in significant assumptions.

We identified the interim goodwill impairment assessment as a critical audit matter because of the complexity of the analysis and certain significant assumptions, including the projected cash flows, effective discount rate, control premium and comparable market companies. Auditing management’s assumptions required significant auditor judgment and increased audit effort, including the use of our internal valuation specialists.

Our audit procedures related to the interim goodwill impairment assessment included the following, among others:

•We obtained an understanding of the relevant controls related to the interim goodwill impairment assessment and tested such controls for design and operating effectiveness, including controls over management’s preparation of cash flow projections, review of the significant assumptions such as discount rate, control premium and price multiples of comparable market companies and review of the computations made within the assessment.
•We evaluated the reasonableness of management’s cash flow projections by comparing prior forecasts to historical data and by comparison of operating ratios such as return on assets, loan to deposit ratios and net interest margin to historical and peer group results.
•We utilized our internal valuation specialists to assist in:
◦Evaluating the reasonableness of the control premium used by comparing to premiums paid in transactions where similar companies were acquired.
◦Evaluating the price multiples of comparable market companies by comparing management’s assumptions to information publicly available.
◦Evaluating the effective discount rate by comparing to publicly available market data.

RSM US LLP

We have served as the Company's auditor since 2001.

Dallas, Texas
March 1, 2021

Independent Bank Group, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2020 and 2019
(Dollars in thousands, except share information)

	December 31,
Assets	2020	2019
Cash and due from banks	$250,485	$186,299
Interest-bearing deposits in other banks	1,563,502	378,871
Cash and cash equivalents	1,813,987	565,170
Certificates of deposit held in other banks	4,482	5,719
Securities available for sale, at fair value	1,153,693	1,085,936
Loans held for sale (includes $71,769 and $29,204 carried at fair value, respectively)	82,647	35,645
Loans, net	12,978,238	11,562,814
Premises and equipment, net	249,467	242,874
Other real estate owned	475	4,819
Federal Home Loan Bank (FHLB) of Dallas stock and other restricted stock	20,305	30,052
Bank-owned life insurance (BOLI)	220,428	215,081
Deferred tax asset	3,933	6,943
Goodwill	994,021	994,021
Other intangible assets, net	88,070	100,741
Other assets	143,730	108,392
Total assets	$17,753,476	$14,958,207

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$4,164,800	$3,240,185
Interest-bearing	10,234,127	8,701,151
Total deposits	14,398,927	11,941,336
FHLB advances	375,000	325,000
Other borrowings	312,175	202,251
Junior subordinated debentures	54,023	53,824
Other liabilities	97,980	96,023
Total liabilities	15,238,105	12,618,434
Commitments and contingencies
Stockholders’ equity:
Preferred stock (0 and 0 shares outstanding, respectively)	—	—
Common stock (43,137,104 and 42,950,228 shares outstanding, respectively)	431	430
Additional paid-in capital	1,934,807	1,926,359
Retained earnings	543,800	393,674
Accumulated other comprehensive income	36,333	19,310
Total stockholders’ equity	2,515,371	2,339,773
Total liabilities and stockholders’ equity	$17,753,476	$14,958,207
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2020, 2019 and 2018
(Dollars in thousands, except per share information)

	Years Ended December 31,
	2020	2019	2018
Interest income:
Interest and fees on loans	$579,085	$611,589	$384,791
Interest on taxable securities	19,150	21,324	14,007
Interest on nontaxable securities	8,472	8,482	4,580
Interest on interest-bearing deposits and other	4,799	11,537	3,912
Total interest income	611,506	652,932	407,290
Interest expense:
Interest on deposits	76,266	123,384	60,767
Interest on FHLB advances	4,170	10,173	10,264
Interest on other borrowings	12,462	11,590	8,398
Interest on junior subordinated debentures	2,162	3,028	1,609
Total interest expense	95,060	148,175	81,038
Net interest income	516,446	504,757	326,252
Provision for loan losses	42,993	14,805	9,860
Net interest income after provision for loan losses	473,453	489,952	316,392
Noninterest income:
Service charges on deposit accounts	9,303	12,145	7,039
Investment management and trust	7,546	9,330	—
Mortgage banking revenue	36,491	15,461	15,512
Gain on sale of loans	356	6,779	—
Gain on sale of branches	—	1,549	—
Gain on sale of trust business	—	1,319	—
(Loss) gain on sale of other real estate	(36)	875	269
Gain (loss) on sale of securities available for sale	382	275	(581)
Gain (loss) on sale and disposal of premises and equipment	370	(585)	123
Increase in cash surrender value of BOLI	5,347	5,525	3,170
Other	25,304	25,503	16,692
Total noninterest income	85,063	78,176	42,224
Noninterest expense:
Salaries and employee benefits	157,540	162,683	111,697
Occupancy	39,210	37,654	24,786
Communications and technology	23,113	22,248	14,107
FDIC assessment	6,912	1,065	3,306
Advertising and public relations	2,416	2,527	1,907
Other real estate owned expenses, net	487	418	318
Impairment of other real estate	784	1,801	85
Amortization of other intangible assets	12,671	12,880	5,739
Professional fees	12,630	7,936	4,556
Acquisition expense, including legal	16,225	33,445	6,157
Other	34,146	39,207	25,961
Total noninterest expense	306,134	321,864	198,619
Income before taxes	252,382	246,264	159,997
Income tax expense	51,173	53,528	31,738
Net income	$201,209	$192,736	$128,259
Basic earnings per share	$4.67	$4.46	$4.33
Diluted earnings per share	$4.67	$4.46	$4.33
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2020, 2019 and 2018
(Dollars in thousands)

	Years Ended December 31,
	2020	2019	2018
Net income	$201,209	$192,736	$128,259
Other comprehensive income (loss) before tax:
Change in net unrealized gains (losses) on available for sale securities during the year	21,540	35,620	(10,182)
Reclassification for amount realized through sales of securities available for sale included in net income	(382)	(275)	581
Other comprehensive income (loss) before tax	21,158	35,345	(9,601)
Income tax expense (benefit)	4,135	7,730	(2,016)
Other comprehensive income (loss), net of tax	17,023	27,615	(7,585)
Comprehensive income	$218,232	$220,351	$120,674
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2020, 2019 and 2018
(Dollars in thousands, except for par value, share and per share information)

	Preferred Stock $0.01 Par Value 10 million shares authorized	Common Stock $0.01 Par Value 100 million shares authorized		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
		Shares	Amount
Balance, December 31, 2017	$—	28,254,893	$283	$1,151,990	$184,232	$(487)	$1,336,018
Cumulative effect of change in accounting principles	—	—	—	—	233	(233)	—
Adjusted beginning balance	—	28,254,893	283	1,151,990	184,465	(720)	1,336,018
Net income	—	—	—	—	128,259	—	128,259
Other comprehensive loss, net of tax	—	—	—	—	—	(7,585)	(7,585)
Stock issued for acquisition of bank, net of offering costs of $209	—	2,071,981	21	157,033	—	—	157,054
Restricted stock forfeited	—	(3,845)	—	—	—	—	—
Restricted stock granted	—	130,212	1	(1)	—	—	—
Stock based compensation expense	—	—	—	6,062	—	—	6,062
Exercise of warrants	—	147,341	1	2,532	—	—	2,533
Cash dividends ($0.54 per share)	—	—	—	—	(15,908)	—	(15,908)
Balance, December 31, 2018	$—	30,600,582	$306	$1,317,616	$296,816	$(8,305)	$1,606,433
Cumulative effect of change in accounting principles	—	—	—	—	(926)	—	(926)
Adjusted beginning balance	—	30,600,582	306	1,317,616	295,890	(8,305)	1,605,507
Net income	—	—	—	—	192,736	—	192,736
Other comprehensive income, net of tax	—	—	—	—	—	27,615	27,615
Stock issued for acquisition of bank, net of offering costs of $804	—	13,179,748	132	600,936	—	—	601,068
Common stock repurchased	—	(952,844)	(9)	—	(51,650)	—	(51,659)
Restricted stock forfeited	—	(15,866)	—	—	—	—	—
Restricted stock granted	—	138,608	1	(1)	—	—	—
Stock based compensation expense	—	—	—	7,808	—	—	7,808
Cash dividends ($1.00 per share)	—	—	—	—	(43,302)	—	(43,302)
Balance, December 31, 2019	$—	42,950,228	$430	$1,926,359	$393,674	$19,310	$2,339,773
Net income	—	—	—	—	201,209	—	201,209
Other comprehensive income, net of tax	—	—	—	—	—	17,023	17,023
Common stock repurchased	—	(112,499)	(1)	—	(5,818)	—	(5,819)
Restricted stock forfeited	—	(10,915)	—	—	—	—	—
Restricted stock granted	—	310,290	2	(2)	—	—	—
Stock based compensation expense	—	—	—	8,450	—	—	8,450
Cash dividends ($1.05 per share)	—	—	—	—	(45,265)	—	(45,265)
Balance, December 31, 2020	$—	43,137,104	$431	$1,934,807	$543,800	$36,333	$2,515,371
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2020, 2019 and 2018
(Dollars in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$201,209	$192,736	$128,259
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	12,728	11,783	8,391
Accretion of income recognized on acquired loans	(30,378)	(46,071)	(13,523)
Amortization of other intangibles assets	12,671	12,880	5,739
Amortization of premium on securities, net	2,892	2,671	3,316
Amortization of discount and origination costs on borrowings	720	633	633
Stock based compensation expense	8,450	7,808	6,062
Excess tax expense (benefit) on restricted stock vested	243	21	(646)
FHLB stock dividends	(567)	(854)	(791)
(Gain) loss on sale and disposal of premises and equipment	(370)	585	(123)
Gain on sale of loans	(356)	(6,779)	—
Gain on sale of branch	—	(1,549)	—
Gain on sale of trust business	—	(1,319)	—
(Gain) loss on sale of securities available for sale	(382)	(275)	581
Loss (gain) on sale of other real estate owned	36	(875)	(269)
Impairment of other real estate	784	1,801	85
Impairment of other assets	462	1,173	—
Deferred tax (benefit) expense	(1,633)	14,102	1,937
Provision for loan losses	42,993	14,805	9,860
Increase in cash surrender value of BOLI	(5,347)	(5,525)	(3,170)
Net gain on mortgage loans held for sale	(38,175)	(15,133)	(13,794)
Originations of loans held for sale	(901,163)	(435,076)	(384,178)
Proceeds from sale of loans held for sale	892,336	447,291	404,447
Net change in other assets	(35,025)	(5,878)	(14,352)
Net change in other liabilities	(7,833)	(15,636)	20,277
Net cash provided by operating activities	154,295	173,319	158,741
Cash flows from investing activities:
Proceeds from maturities, calls and pay downs of securities available for sale	5,507,844	5,400,634	3,660,624
Proceeds from sale of securities available for sale	13,862	192,417	102,647
Purchases of securities available for sale	(5,570,815)	(5,390,543)	(3,674,396)
Purchases of certificates of deposit held in other banks	—	(5,705)	—
Proceeds from maturities of certificates of deposit held in other banks	1,237	1,473	11,760
Proceeds from surrender of bank owned life insurance contracts	—	802	—
Purchase of bank owned life insurance contracts	—	—	(5,000)
Purchases of FHLB stock and other restricted stock	(27,037)	(9,397)	(6,144)
Proceeds from redemptions of FHLB stock and other restricted stock	37,351	34,863	12,606
Proceeds from sale of loans	19,181	90,025	—
Net loans originated held for investment	(674,142)	(469,023)	(746,804)
Originations of mortgage warehouse purchase loans	(25,833,339)	(12,835,522)	(5,128,767)
Proceeds from pay-offs of mortgage warehouse purchase loans	25,066,859	12,318,495	5,123,171
Additions to premises and equipment	(21,135)	(31,680)	(38,110)
Proceeds from sale of premises and equipment	2,022	2,100	14,479
Proceeds from sale of other real estate owned	6,724	8,207	3,520
Cash acquired in connection with acquisition	—	39,913	44,723
Cash paid in connection with acquisition	—	(9)	(31,016)
Selling costs paid in connection with branch sale	—	(144)	—
Net cash transferred in branch sale	—	(25,163)	—
Proceeds from sale of trust business	—	4,269	—
Net cash used in investing activities	(1,471,388)	(673,988)	(656,707)

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
Years Ended December 31, 2020, 2019 and 2018
(Dollars in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from financing activities:
Net increase in demand deposits, money market and savings accounts	2,871,869	876,842	363,003
Net (decrease) increase in time deposits	(414,278)	237,136	148,891
Repayments of FHLB advances	(1,550,000)	(1,807,653)	(1,985,667)
Proceeds from FHLB advances	1,600,000	1,700,000	1,685,000
Proceeds from other borrowings	156,489	65,000	—
Repayments of other borrowings	(47,086)	(40,500)	—
Proceeds from exercise of common stock warrants	—	—	2,533
Offering costs paid in connection with acquired bank	—	(804)	(209)
Repurchase of common stock	(5,819)	(51,659)	—
Dividends paid	(45,265)	(43,302)	(15,908)
Net cash provided by financing activities	2,565,910	935,060	197,643
Net change in cash and cash equivalents	1,248,817	434,391	(300,323)
Cash and cash equivalents at beginning of period	565,170	130,779	431,102
Cash and cash equivalents at end of period	$1,813,987	$565,170	$130,779
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Note 1. Summary of Significant Accounting Policies
Nature of operations: Independent Bank Group, Inc. (IBG) through its subsidiary, Independent Bank, a Texas state banking corporation, doing business as Independent Financial (Bank) (collectively known as the Company), provides a full range of banking services to individual and corporate customers in the North, Central and Southeast, Texas areas and along the Colorado Front Range, through its various branch locations in those areas. The Company is engaged in traditional community banking activities, which include commercial and retail lending, deposit gathering, investment and liquidity management activities. The Company’s primary deposit products are demand deposits, money market accounts and certificates of deposit, and its primary lending products are commercial business and real estate, real estate mortgage and consumer loans.
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
Purchased credit impaired loans are accounted for individually or aggregated into pools of loans based on common risk. The Company estimates the amount and timing of undiscounted expected cash flows for each loan, and the expected cash flows in excess of fair value is recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan's contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).
Over the life of the loan, expected cash flows continue to be estimated. If the expected cash flows decrease, an impairment loss is recorded. If the expected cash flows increase, it is recognized as part of future interest income.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Loans, net: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance, net of unearned interest, purchase premiums and discounts, deferred loan fees or costs and an allowance for loan losses. Loan origination fees, net of direct origination costs, are deferred and recognized as an adjustment to the related loan yield using the effective interest method without anticipating prepayments. Prior to the year ended December 31, 2019, fees and costs associated with originating loans were generally recognized in the period they were incurred. Management believes that not deferring such fees and costs did not materially affect the financial position or results of operations of the Company.
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
Software: Costs incurred in connection with development or purchase of internal use software and cloud computing arrangements, including in-substance software licenses, are capitalized. Amortization is computed on a straight-line basis over the estimated useful life of the asset, which generally ranges from one to five years. Capitalized software is included in other assets in the consolidated balance sheets.
Leases: On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), as further explained below and in Note 2, Recent Accounting Pronouncements.
For operating leases with a term greater than one year, the Company recognizes operating right-of-use (ROU) lease assets and operating lease liabilities, which are recorded in other assets and other liabilities, respectively, in the consolidated balance sheets. The Company determines if an arrangement is a lease at inception. Operating ROU lease assets and related liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate referenced to the Federal Home Loan Bank Secure Connect advance rates for borrowings of similar terms in determining the present value of lease payments. The operating ROU lease asset also includes any lease pre-payments made and excludes lease incentives. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which the Company has elected to account for separately as the non-lease component amounts are readily determinable under most leases.
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
Goodwill and other intangible assets, net: Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Goodwill is tested for impairment annually on December 31 or on an interim basis if an event triggering impairment may have occurred. On January 1, 2020, ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment became effective for the Company as further explained in Note 2, Recent Accounting Pronouncements. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. During the period ended March 31, 2020, the economic turmoil and market volatility resulting from the COVID-19 crisis resulted in a substantial decrease in the Company's stock price and market capitalization. Management believed such decrease was a triggering indicator requiring an interim goodwill impairment quantitative analysis. Under the new simplified guidance, the Company's estimated fair value to a market participant as of March 31, 2020, exceeded its carrying amount resulting in no impairment charge for the period. Over subsequent periods, the Company's stock price and market capitalization has continued to increase and management's future projections have not materially changed. As of December 31, 2020, the fair value of the Company’s stock price and calculated market capitalization exceeds its carrying value.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Management estimates losses on off-balance-sheet financial instruments using the same methodology as for portfolio loans. Estimated losses on off-balance-sheet financial instruments are recorded by charges to the provision for losses and credits to other liabilities in the Company's consolidated balance sheet. There were no estimated losses on off-balance sheet financial instruments as of December 31, 2020 or 2019.
Stock based compensation: Compensation cost is recognized for restricted stock awards/stock units issued to employees based on the market price of the Company's common stock on the grant date. Stock-based compensation expense is generally recognized using the straight-line method over the requisite service period for time-based awards. Compensation expense for performance stock units is recognized over the service period of the award based upon the probable number of units expected to vest. The impact of forfeitures of stock-based payment awards on compensation expense is recognized as forfeitures occur.
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

The majority of the Company's revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as loans, letters of credit, and investment securities, as well as revenue related to mortgage banking activities, and BOLI, as these activities are subject to other accounting guidance. Descriptions of revenue-generating activities that are within the scope of ASC 606, and are presented in the accompanying Consolidated Statements of Income as components of noninterest income, are as follows:

•Service charges on deposit accounts - these represent general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when the performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for such performance obligations are generally received at the time the performance obligations are satisfied.

•Investment management and trust - includes income related to providing investment management and trust services to customers under investment management and trust contracts. Also included are fees received from a third party broker-dealer as part of a revenue-sharing agreement for fees earned from customers that are referred to a third party. The investment management fees and referral fees are billed and paid on a quarterly basis and recognized ratably throughout the quarter as performance obligations are satisfied.

•Gains/losses on the sale of other real estate owned - generally recognized when the performance obligation is complete which is typically at delivery of control over the property to the buyer at time of each real estate closing.

•Other noninterest income - includes the Company's correspondent bank earnings credit, mortgage warehouse purchase program fees, acquired loan recoveries, other deposit fees, and merchant interchange income. The majority of these fees in other noninterest income are not subject to the requirements of ASC 606. The other deposit fees and merchant interchange income are in the scope of ASC 606, and payment for such performance obligations are generally received at the time the performance obligations are satisfied.

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
Earnings per share: Basic earnings per common share is calculated as net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. The unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. The participating nonvested common stock was not included in dilutive shares as it was anti-dilutive for the years ended December 31, 2020, 2019 and 2018.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
The following table presents a reconciliation of net income available to common shareholders and the number of shares used in the calculation of basic and diluted earnings per common share.

	Years Ended December 31,
	2020	2019	2018
Basic earnings per share:
Net income	$201,209	$192,736	$128,259
Less:
Undistributed earnings allocated to participating securities	1,311	971	976
Dividends paid on participating securities	380	281	139
Net income available to common shareholders	$199,518	$191,484	$127,144
Weighted average basic shares outstanding	42,754,606	42,964,393	29,341,843
Basic earnings per share	$4.67	$4.46	$4.33
Diluted earnings per share:
Net income available to common shareholders	$199,518	$191,484	$127,144
Total weighted average basic shares outstanding	42,754,606	42,964,393	29,341,843
Total weighted average diluted shares outstanding	42,754,606	42,964,393	29,341,843
Diluted earnings per share	$4.67	$4.46	$4.33
Anti-dilutive participating securities	58,359	73,546	114,087

Note 2. Recent Accounting Pronouncements
Adoption of new accounting standards
Delayed implementation of new accounting standard: ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent updates. ASU 2016-13 requires a new credit loss methodology, the current expected credit loss (CECL) model, which requires the recognition of an allowance for lifetime expected credit losses on loans, held-to-maturity debt securities and other receivables measured at amortized cost at the time the financial asset is originated or acquired. Credit losses will be immediately recognized through net income; the amount recognized will be based on the current estimate of contractual cash flows not expected to be collected over the financial asset’s contractual term. ASU 2016-13 became effective for the Company on January 1, 2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed by the President of the United States that included an option for financial institutions to delay the implementation of ASU 2016-13 until the earlier of the termination date of the national emergency declaration by the President or December 31, 2020. Due to the uncertainty of the economic forecast resulting from the coronavirus (COVID-19) pandemic and the potential impact of the government economic stimulus measures, the Company delayed its implementation of ASU 2016-13. On December 27, 2020, the Consolidated Appropriations Act, 2021 (Act 2021), was signed into law which further extended the implementation date of CECL to the earlier of the first day of the entity’s fiscal year that begins after the date on which the COVID-19 national emergency terminates or January 1, 2022. With regard to Act 2021 amendments, the SEC staff indicated it would not object to a registrant early adopting on December 31, 2020, retrospective to January 1, 2020, or January 1, 2021, effective as of January 1, 2021. Under this guidance, the Company is electing to adopt ASU 2016-13 with an effective implementation date of January 1, 2021. As a result, for 2020, the Company has calculated and recorded its provision for loan losses under the incurred loss model that existed prior to ASU 2016-13.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Upon adoption, the Company expects to increase its combined allowance for loan losses and reserves for unfunded commitments by approximately $68,000 to $84,000, of which approximately $13,000 is attributable to purchase credit deteriorated loans. The Company will apply the standard's provisions as a cumulative-effect adjustment to retained earnings. The expected increase in the allowance for loan losses is a result of changing from an incurred loss model, which encompasses allowances for current known and inherent losses within the portfolio, to a CECL model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. The majority of the increase is attributable to applying the CECL model to the Company's acquired loans, which, under prior guidance, were recorded at fair value without an allowance at acquisition date. Furthermore, ASU 2016-13 necessitates that the Company establish an allowance for expected credit losses for certain debt securities and other financial assets; however, such allowances, if any, are not expected to be significant.
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
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and subsequent updates. This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. This ASU became effective upon issuance and generally can be applied through December 31, 2022. The Company anticipates this ASU will simplify any modifications it executes and is not expected to have a significant impact on its financial statements and disclosures.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
ASU 2016-02, Leases (Topic 842) and subsequent updates. This ASU, among other things, requires lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under this guidance, lessor accounting is largely unchanged. This ASU became effective for annual and interim periods for the Company on January 1, 2019. The Company adopted the standard by applying the alternative transition method whereby comparative periods were not restated, and an immaterial cumulative effect adjustment to the opening balance of retained earnings was recognized as of January 1, 2019. The Company also elected the ASU’s package of three practical expedients, which allowed the Company to forego a reassessment of (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) the initial direct costs for any existing leases. The Company also elected not to apply the recognition requirements of the ASU to any short-term leases (as defined by related accounting guidance) and will account for lease and non-lease components separately. The adoption of this standard resulted in the Company recognizing lease right-of-use assets and related lease liabilities totaling $38,812 and $33,953, respectively, as of January 1, 2019. The difference between the lease assets and the lease liabilities was $4,949 of prepaid rent, which was reclassified to lease assets, and the remainder, net of the deferred tax impact, was recorded as an adjustment reducing retained earnings in the amount of $70. The adoption of this ASU did not have a significant impact on the Company’s consolidated statement of income. See Note 1, Summary of Significant Accounting Policies, and Note 13, Leases, for required disclosures.
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
Newly issued but not yet effective accounting standards
ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance issued in this update simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. ASU 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 will be effective for the Company on January 1, 2021, with early adoption permitted, and is not expected to have a significant impact on our financial statements.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Note 3. Restrictions on Cash and Due From Banks
On March 15, 2020, in response to COVID-19 pandemic, the Federal Reserve reduced the reserve requirement ratio to zero effective March 26, 2020 and continuing through December 31, 2020. At December 31, 2019, the Company had a required reserve balance of $63,739 with the Federal Reserve. Additionally, as of December 31, 2020 and 2019, the Company had $23,829 and $4,350, respectively, in cash collateral on deposit with other financial institution counterparties to interest rate swap transactions.

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

	Years Ended December 31,
	2020	2019	2018
Cash transactions:
Interest expense paid	$97,246	$144,775	$79,509
Income taxes paid	$54,842	$40,504	$25,109
Noncash transactions:
Transfers of loans to other real estate owned	$5,239	$544	$410
Loans to facilitate the sale of other real estate owned	$2,039	$517	$—
Securities purchased, not yet settled	$—	$9,975	$—
Transfers of loans held for investment to loans held for sale	$—	$83,526	$—
Right-of-use assets obtained in exchange for lease liabilities	$105	$35,553	$—
Loans purchased, not yet settled	$9,442	$—	$—
Transfer of bank premises to other real estate	$—	$7,896	$—
Transfer of repurchase agreements to deposits	$—	$8,475	$—

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Supplemental schedule of noncash investing activities from a branch sale during 2019 is as follows:

Year ended December 31,
2019
Noncash assets transferred:
Loans, including accrued interest	$796
Premises and equipment	94
Other assets	2
Total assets	$892
Noncash liabilities transferred:
Deposits, including interest	$27,721
Other liabilities	27
Total liabilities	$27,748
Cash and cash equivalents transferred in branch sales	$206
Deposit premium received	$1,386
Cash paid to buyer, net of deposit premium	$24,957
Supplemental schedule of noncash investing activities from sale of trust business during 2019 is as follows:

Year ended December 31,
2019
Noncash assets transferred:
Customer relationship intangible assets, net	$2,939
Other assets	11
Total assets	$2,950
Net cash received from sale	$4,269

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Supplemental schedule of noncash investing activities from acquisitions is as follows:

	Years ended December 31,
	2020	2019	2018
Noncash assets acquired
Certificates of deposit held in other banks	$—	$262	$—
Securities available for sale	—	561,052	24,721
Restricted stock	—	27,794	3,357
Loans	—	2,789,868	651,769
Premises and equipment	—	65,786	4,863
Other real estate owned	—	1,829	—
Goodwill	—	272,224	100,339
Other intangible assets	—	71,518	7,537
Bank owned life insurance	—	80,837	8,181
Other assets	—	31,987	6,385
Total assets acquired	$—	$3,903,157	$807,152
Noncash liabilities assumed:
Deposits	$—	$3,108,810	$593,078
Repurchase agreements	—	8,475	—
FHLB advances	—	142,653	60,000
Other borrowings	—	40,000	—
Junior subordinated debentures	—	25,774	—
Other liabilities	—	15,477	10,518
Total liabilities assumed	$—	$3,341,189	$663,596
Cash and cash equivalents acquired from acquisitions	$—	$39,913	$44,723
Cash paid to shareholders of acquired banks	$—	$9	$31,016
Fair value of common stock issued to shareholders of acquired banks	$—	$601,872	$157,263

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Note 5. Securities Available for Sale
Securities available for sale have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at December 31, 2020 and 2019, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
December 31, 2020
U.S. treasuries	$43,060	$1,648	$—	$44,708
Government agency securities	247,764	3,169	(1,916)	249,017
Obligations of state and municipal subdivisions	373,017	20,168	(20)	393,165
Corporate bonds	21,496	608	(2)	22,102
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	421,916	21,678	(93)	443,501
Other securities	1,200	—	—	1,200
	$1,108,453	$47,271	$(2,031)	$1,153,693
December 31, 2019
U.S. treasuries	$48,060	$743	$(7)	$48,796
Government agency securities	178,953	926	(583)	179,296
Obligations of state and municipal subdivisions	332,715	11,150	(6)	343,859
Corporate bonds	7,011	207	—	7,218
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	493,915	11,981	(329)	505,567
Other securities	1,200	—	—	1,200
	$1,061,854	$25,007	$(925)	$1,085,936
Securities with a carrying amount of approximately $738,519 and $571,843 at December 31, 2020 and 2019, respectively, were pledged primarily to secure deposits.
Proceeds from sale of securities available for sale and gross gains and gross losses for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Years Ended December 31,
	2020	2019	2018
Proceeds from sale	$13,862	$192,417	$102,647
Gross gains	$385	$306	$268
Gross losses	$3	$31	$849

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
The amortized cost and estimated fair value of securities available for sale at December 31, 2020, by contractual maturity, are shown below. Maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2020
	Securities Available for Sale
	Amortized Cost	Fair Value
Due in one year or less	$39,579	$39,943
Due from one year to five years	128,804	135,272
Due from five to ten years	203,387	209,396
Thereafter	314,767	325,581
	686,537	710,192
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	421,916	443,501
	$1,108,453	$1,153,693

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
The number of securities, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2020 and 2019, are summarized as follows:

	Less Than 12 Months			Greater Than 12 Months			Total
Description of Securities	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Securities Available for Sale
December 31, 2020
Government agency securities	20	$112,897	$(1,916)	—	$—	$—	$112,897	$(1,916)
Obligations of state and municipal subdivisions	2	3,786	(20)	—	—	—	3,786	(20)
Corporate bonds	1	998	(2)	—	—	—	998	(2)
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	10	41,344	(93)	—	—	—	41,344	(93)
	33	$159,025	$(2,031)	—	$—	$—	$159,025	$(2,031)

December 31, 2019
U.S. treasuries	—	$—	$—	2	$8,097	$(7)	$8,097	$(7)
Government agency securities	13	52,790	(495)	6	15,911	(88)	68,701	(583)
Obligations of state and municipal subdivisions	5	2,793	(1)	1	423	(5)	3,216	(6)
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	13	46,512	(317)	1	1,193	(12)	47,705	(329)
	31	$102,095	$(813)	10	$25,624	$(112)	$127,719	$(925)
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Note 6. Loans, Net and Allowance for Loan Losses
Loans, net at December 31, 2020 and 2019, consisted of the following:

	December 31,
	2020	2019
Commercial	$3,902,266	$2,482,356
Real estate:
Commercial	6,096,676	5,872,653
Commercial construction, land and land development	1,245,801	1,236,623
Residential	1,352,465	1,515,227
Single-family interim construction	326,575	378,120
Agricultural	85,014	97,767
Consumer	66,952	32,603
Other	346	621
Total loans	13,076,095	11,615,970
Deferred loan fees, net	(10,037)	(1,695)
Allowance for loan losses	(87,820)	(51,461)
Total loans, net	$12,978,238	$11,562,814
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
Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. The Company’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. These cash flows, however, may not be as expected and the value of collateral securing the loans may fluctuate. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short term loans may be made on an unsecured basis. Additionally, our commercial loan portfolio includes loans made to customers in the energy industry, which is a complex, technical and cyclical industry. Experienced bankers with specialized energy lending experience originate our energy loans. Companies in this industry produce, extract, develop, exploit and explore for oil and natural gas. Loans are primarily collateralized with proven producing oil and gas reserves based on a technical evaluation of these reserves. At December 31, 2020 and 2019, there were approximately $205,496 and $189,781 of energy-related loans outstanding, respectively. The Company has a mortgage warehouse purchase program providing mortgage inventory financing for residential mortgage loans originated by mortgage banker clients across a broad geographic scale. Proceeds from the sale of mortgages is the primary source of repayment for warehouse inventory financing via approved investor takeout commitments. These loans typically have a very short duration ranging between a few days to 15 days. In some cases, loans to larger mortgage originators may be financed for up to 60 days. These loans are reported as commercial loans since the loans are secured by notes receivable, not real estate. As of December 31, 2020 and 2019, mortgage warehouse purchase loans outstanding totaled $1,453,797 and $687,317, respectively.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
With the passage of the CARES Act Paycheck Protection Program (PPP), administered by the Small Business Administration (SBA), the Company has participated in originating loans to its customers through the program. PPP loans have terms of two to five years and earn interest at 1%. In return for processing and funding the loans, the SBA paid the lenders a processing fee tiered by the size of the loan. At December 31, 2020, there were approximately $804,397 in PPP loans outstanding included in the commercial loan portfolio. In addition, the Company has recorded net deferred fees associated with PPP loans of $9,770 as of December 31, 2020. Based on published program guidelines, these loans funded through the PPP are fully guaranteed by the U.S. government. Management believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program with any remaining loan balances, after the forgiveness of any amounts, still fully guaranteed by the SBA.
Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. Management monitors the diversification of the portfolio on a quarterly basis by type and geographic location. Management also tracks the level of owner-occupied property versus non owner-occupied property. At December 31, 2020, the portfolio consisted of approximately 29% of owner-occupied property.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Most of the Company’s lending activity occurs within the State of Texas, primarily in the north, central and southeast Texas regions and the State of Colorado, specifically along the Front Range area. As of December 31, 2020, loans in the Colorado region represented about 24% of the total portfolio. A large percentage of the Company’s portfolio consists of commercial and residential real estate loans. As of December 31, 2020 and 2019, there were no concentrations of loans related to a single industry in excess of 10% of total loans.
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
Following unprecedented declines caused by the pandemic and volatile energy prices, the Texas economy, specifically in the Company’s lending areas of north, central and southeast Texas, and the Colorado economy expanded at a moderate pace by the end of the fourth quarter of 2020. Activity in the manufacturing and service sectors picked up while the retail sector activity remained weak. Energy activity showed mounting signs of improvement after a prolonged contraction. Loan volume increased during the year, driven by a sharp rise in residential real estate lending. Loan pricing fell further, and credit standards and terms continue to tighten with expectations for future loan demand turning slightly negative. Outlooks are generally positive, but uncertainty remains high with continued concerns about rising COVID-19 infection rates impacting the overall economic recovery mitigated slightly by optimism about the vaccine paving the way to a resumption of normal economic activity in 2021. The pandemic crisis has been impactful and the timing and magnitude of recovery cannot be predicted. The risk of loss associated with all segments of the portfolio could increase due to these factors.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
The economy and other risk factors are minimized by the Company’s underwriting standards which include the following principles: 1) financial strength of the borrower including strong earnings, high net worth, significant liquidity and acceptable debt to worth ratio, 2) managerial business competence, 3) ability to repay, 4) loan to value, 5) projected cash flow and 6) guarantor financial statements as applicable. The following is a summary of the activity in the allowance for loan losses by loan class for the years ended December 31, 2020, 2019 and 2018:

	Commercial	Commercial Real Estate, Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
Year ended December 31, 2020
Balance at beginning of year	$12,844	$33,085	$3,678	$1,606	$332	$226	$5	$(315)	$51,461
Provision for loan losses	20,025	17,769	3,108	632	5	223	493	738	42,993
Charge-offs	(5,670)	(735)	—	(82)	—	(44)	(342)	—	(6,873)
Recoveries	112	4	—	—	—	37	86	—	239
Balance at end of year	$27,311	$50,123	$6,786	$2,156	$337	$442	$242	$423	$87,820

Year ended December 31, 2019
Balance at beginning of year	$11,793	$27,795	$3,320	$1,402	$241	$186	$3	$62	$44,802
Provision for loan losses	8,670	5,289	498	207	91	71	356	(377)	14,805
Charge-offs	(7,709)	(3)	(140)	(3)	—	(79)	(430)	—	(8,364)
Recoveries	90	4	—	—	—	48	76	—	218
Balance at end of year	$12,844	$33,085	$3,678	$1,606	$332	$226	$5	$(315)	$51,461

Year ended December 31, 2018
Balance at beginning of year	$10,599	$23,301	$3,447	$1,583	$250	$205	$(32)	$49	$39,402
Provision for loan losses	4,973	4,909	(124)	(181)	(9)	69	210	13	9,860
Charge-offs	(3,863)	(435)	(6)	—	—	(93)	(228)	—	(4,625)
Recoveries	84	20	3	—	—	5	53	—	165
Balance at end of year	$11,793	$27,795	$3,320	$1,402	$241	$186	$3	$62	$44,802

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
The following table details the amount of the allowance for loan losses and recorded investment in loans by class as of December 31, 2020 and 2019:

	Commercial	Commercial Real Estate, Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
December 31, 2020
Allowance for losses:
Individually evaluated for impairment	$8,281	$243	$—	$—	$—	$—	$—	$—	$8,524
Collectively evaluated for impairment	18,836	49,880	6,786	2,156	337	442	242	423	79,102
Loans acquired with deteriorated credit quality	194	—	—	—	—	—	—	—	194
Ending balance	$27,311	$50,123	$6,786	$2,156	$337	$442	$242	$423	$87,820

Loans:
Individually evaluated for impairment	$39,298	$21,880	$2,550	$—	$613	$42	$—	$—	$64,383
Collectively evaluated for impairment	3,823,982	7,149,610	1,345,234	326,575	84,284	66,895	346	—	12,796,926
Acquired with deteriorated credit quality	38,986	170,987	4,681	—	117	15	—	—	214,786
Ending balance	$3,902,266	$7,342,477	$1,352,465	$326,575	$85,014	$66,952	$346	$—	$13,076,095

December 31, 2019
Allowance for losses:
Individually evaluated for impairment	$357	$—	$—	$—	$—	$1	$—	$—	$358
Collectively evaluated for impairment	12,108	32,615	3,678	1,606	332	225	5	(315)	50,254
Loans acquired with deteriorated credit quality	379	470	—	—	—	—	—	—	849
Ending balance	$12,844	$33,085	$3,678	$1,606	$332	$226	$5	$(315)	$51,461

Loans:
Individually evaluated for impairment	$3,130	$6,813	$2,008	$—	$114	$22	$—	$—	$12,087
Collectively evaluated for impairment	2,416,569	6,883,639	1,505,896	378,120	93,837	32,556	621	—	11,311,238
Acquired with deteriorated credit quality	62,657	218,824	7,323	—	3,816	25	—	—	292,645
Ending balance	$2,482,356	$7,109,276	$1,515,227	$378,120	$97,767	$32,603	$621	$—	$11,615,970

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Nonperforming loans by loan class (excluding loans acquired with deteriorated credit quality) at December 31, 2020 and 2019, are summarized as follows:

	Commercial	Commercial Real Estate, Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
December 31, 2020
Nonaccrual loans	$25,898	$20,072	$2,372	$—	$613	$42	$—	$48,997
Loans past due 90 days and still accruing	433	—	—	—	—	—	—	433
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	—	1,808	178	—	—	—	—	1,986
	$26,331	$21,880	$2,550	$—	$613	$42	$—	$51,416
December 31, 2019
Nonaccrual loans	$3,130	$6,461	$1,820	$—	$114	$22	$—	$11,547
Loans past due 90 days and still accruing	14,529	—	—	—	—	—	—	14,529
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	—	352	188	—	—	—	—	540
	$17,659	$6,813	$2,008	$—	$114	$22	$—	$26,616
The accrual of interest is discontinued on a loan when management believes that, after considering collection efforts and other factors, the borrower's financial condition is such that collection of interest is doubtful. All interest accrued but not collected for loans that are placed on nonaccrual status or charged-off is reversed against interest income. Cash collections on nonaccrual loans are generally credited to the loan receivable balance, and no interest income is recognized on those loans until the principal balance has been collected. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Impaired loans by loan class (excluding loans acquired with deteriorated credit quality) at December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018, are summarized as follows:

	Commercial	Commercial Real Estate, Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
December 31, 2020
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$24,540	$475	$—	$—	$—	$—	$—	$25,015
Impaired loans with no allowance for loan losses	14,758	21,405	2,550	—	613	42	—	39,368
Total	$39,298	$21,880	$2,550	$—	$613	$42	$—	$64,383
Unpaid principal balance of impaired loans	$63,817	$22,543	$2,742	$—	$650	$44	$—	$89,796
Allowance for loan losses on impaired loans	$8,281	$243	$—	$—	$—	$—	$—	$8,524
December 31, 2019
Recorded investment in impaired loans:
Impaired loans with an allowance for loan losses	$1,580	$—	$—	$—	$—	$1	$—	$1,581
Impaired loans with no allowance for loan losses	1,550	6,813	2,008	—	114	21	—	10,506
Total	$3,130	$6,813	$2,008	$—	$114	$22	$—	$12,087
Unpaid principal balance of impaired loans	$8,580	$6,967	$2,197	$—	$123	$24	$—	$17,891
Allowance for loan losses on impaired loans	$357	$—	$—	$—	$—	$1	$—	$358
For the year ended December 31, 2020
Average recorded investment in impaired loans	$21,559	$9,497	$2,362	$—	$442	$30	$—	$33,890
Interest income recognized on impaired loans	$168	$139	$208	$—	$—	$—	$—	$515
For the year ended December 31, 2019
Average recorded investment in impaired loans	$6,266	$3,979	$1,746	$716	$57	$30	$—	$12,794
Interest income recognized on impaired loans	$30	$39	$39	$119	$—	$6	$—	$233
For the year ended December 31, 2018
Average recorded investment in impaired loans	$8,919	$2,667	$2,033	$716	$—	$46	$—	$14,381
Interest income recognized on impaired loans	$119	$65	$81	$1	$—	$2	$—	$268
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
A TDR loan is identified as impaired and measured for credit impairment as of each reporting period in accordance with the guidance in Accounting Standards Codification ASC 310-10-35. Modifications primarily relate to extending the amortization periods of the loans and interest rate concessions. The majority of these loans were identified as impaired prior to restructuring; therefore, the modifications did not materially impact the Company’s determination of the allowance for loan losses. The recorded investment in troubled debt restructurings, including those on nonaccrual, was $2,564 and $1,208 as of December 31, 2020 and 2019, respectively.
Following is a summary of loans modified under troubled debt restructurings during the years ended December 31, 2020 and 2019:

	Commercial	Commercial Real Estate, Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
Troubled debt restructurings during the year ended December 31, 2020
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
At December 31, 2020 and 2019, there were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the years ended December 31, 2020 and 2019.
At December 31, 2020 and 2019, the Company had no commitments to lend additional funds to any borrowers with loans whose terms have been modified under troubled debt restructurings.
Under ASC Subtopic 310-40 and federal banking agencies interagency guidance, certain short-term loan modifications made on a good faith basis in response to COVID-19 (as defined by the guidance) are not considered TDRs. Additionally, under section 4013 of the CARES Act, banks may elect to suspend the requirement for certain loan modifications to be categorized as a TDR. In response to the COVID-19 pandemic, the Company has implemented prudent modifications allowing for primarily short-term payment deferrals or other payment relief to borrowers with pandemic-related economic hardships, where appropriate, that complies with the above guidance. As such, the Company's TDR loans noted above do not include loans that are modifications to borrowers impacted by COVID-19. Deferred payments along with any interest accrued during the deferral period are due and payable on the maturity date. As of December 31, 2020, the Company has 1,298 loans with outstanding deferred accrued interest of $22,128 on balances of $1,651,376.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents information regarding the aging of past due loans by loan class as of December 31, 2020 and 2019:

	Loans 30-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Loans
December 31, 2020
Commercial	$3,243	$13,227	$16,470	$3,846,810	$3,863,280
Commercial real estate, construction, land and land development	2,453	16,790	19,243	7,152,247	7,171,490
Residential real estate	5,169	1,028	6,197	1,341,587	1,347,784
Single-family interim construction	—	—	—	326,575	326,575
Agricultural	—	1	1	84,896	84,897
Consumer	86	41	127	66,810	66,937
Other	—	—	—	346	346
	10,951	31,087	42,038	12,819,271	12,861,309
Acquired with deteriorated credit quality	624	3,219	3,843	210,943	214,786
	$11,575	$34,306	$45,881	$13,030,214	$13,076,095
December 31, 2019
Commercial	$4,512	$17,656	$22,168	$2,397,531	$2,419,699
Commercial real estate, construction, land and land development	9,153	2,905	12,058	6,878,394	6,890,452
Residential real estate	3,242	642	3,884	1,504,020	1,507,904
Single-family interim construction	2,836	—	2,836	375,284	378,120
Agricultural	22	114	136	93,815	93,951
Consumer	167	22	189	32,389	32,578
Other	—	—	—	621	621
	19,932	21,339	41,271	11,282,054	11,323,325
Acquired with deteriorated credit quality	2,556	6,766	9,322	283,323	292,645
	$22,488	$28,105	$50,593	$11,565,377	$11,615,970
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
A summary of loans by credit quality indicator by class as of December 31, 2020 and 2019, is as follows:

	Pass	Pass/ Watch	Special Mention	Substandard	Doubtful	Total
December 31, 2020
Commercial	$3,700,626	$55,960	$38,186	$97,403	$10,091	$3,902,266
Commercial real estate, construction, land and land development	6,504,933	352,910	360,963	123,671	—	7,342,477
Residential real estate	1,332,757	6,296	5,726	7,686	—	1,352,465
Single-family interim construction	323,800	2,775	—	—	—	326,575
Agricultural	76,951	6,194	1,205	664	—	85,014
Consumer	66,854	8	—	90	—	66,952
Other	346	—	—	—	—	346
	$12,006,267	$424,143	$406,080	$229,514	$10,091	$13,076,095
December 31, 2019
Commercial	$2,332,611	$71,642	$37,739	$40,364	$—	$2,482,356
Commercial real estate, construction, land and land development	6,814,780	184,720	46,889	62,887	—	7,109,276
Residential real estate	1,501,019	4,850	994	8,364	—	1,515,227
Single-family interim construction	376,887	1,233	—	—	—	378,120
Agricultural	88,044	5,287	1,864	2,572	—	97,767
Consumer	32,459	33	2	109	—	32,603
Other	621	—	—	—	—	621
	$11,146,421	$267,765	$87,488	$114,296	$—	$11,615,970
The Company has acquired certain loans which experienced credit deterioration since origination (purchased credit impaired (PCI) loans).
The Company has included PCI loans in the above grading tables. The following provides additional detail on the grades applied to those loans at December 31, 2020 and 2019:

	Pass	Pass/ Watch	Special Mention	Substandard	Doubtful	Total
December 31, 2020	$117,896	$45,672	$32,557	$18,661	$—	$214,786
December 31, 2019	232,095	21,284	4,502	34,764	—	292,645
PCI loans may remain on accrual status to the extent the company can reasonably estimate the amount and timing of expected future cash flows. At December 31, 2020 and 2019, nonaccrual PCI loans were $6,699 and $10,850, respectively.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Accretion on PCI loans is based on estimated future cash flows, regardless of contractual maturity. The following table summarizes the outstanding balance and related carrying amount of PCI loans by acquired bank as of the acquisition date for the acquisition occurring in 2019.

Acquisition Date
January 1, 2019
Guaranty Bancorp
Outstanding balance	$341,645
Nonaccretable difference	(16,622)
Accretable yield	(13,299)
Carrying amount	$311,724
The carrying amount of all acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at December 31, 2020 and 2019, were as follows:

	December 31,
	2020	2019
Outstanding balance	$237,786	$326,077
Carrying amount	214,786	292,645
There was an allocation of $194 and $849 established in the allowance for loan losses relating to PCI loans at December 31, 2020 and 2019, respectively.
The changes in accretable yield during the years ended December 31, 2020 and 2019 in regard to loans transferred at acquisition for which it was probable that all contractually required payments would not be collected are presented in the table below.

	2020	2019
Balance at January 1	$8,905	$1,436
Additions	—	13,299
Accretion	(3,287)	(5,830)
Transfers from nonaccretable	—	—
Balance at December 31	$5,618	$8,905

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Note 7. Premises and Equipment, Net
Premises and equipment, net at December 31, 2020 and 2019 consisted of the following:

	December 31,
	2020	2019
Land	$65,103	$58,643
Building	191,940	184,589
Furniture, fixtures and equipment	39,282	39,855
Aircraft	8,947	8,947
Leasehold and tenant improvements	5,798	5,466
Construction in progress	915	834
	311,985	298,334
Less accumulated depreciation	(62,518)	(55,460)
	$249,467	$242,874
Depreciation expense amounted to $12,728, $11,783 and $8,391 for the years ended December 31, 2020, 2019 and 2018, respectively.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Note 8. Goodwill and Other Intangible Assets, Net
At December 31, 2020 and 2019, goodwill totaled $994,021. The Company recorded goodwill of $272,224 relating to the Guaranty Bancorp acquisition in 2019 (see Note 22, Business Combinations).
The following is a summary of other intangible assets activity:

	December 31,
	2020	2019
Core deposit intangible:
Balance at beginning of the year	$125,884	$63,891
Additions: Guaranty acquisition	—	61,993
Balance at end of the year	125,884	125,884
Less accumulated amortization	(43,235)	(31,057)
Total core deposit intangible, net	$82,649	$94,827

Customer relationship intangible:
Balance at beginning of the year	$6,407	$—
Additions: Guaranty acquisition	—	9,525
Deletions: sale of trust business	—	(3,118)
Balance at end of the year	6,407	6,407
Less accumulated amortization	(986)	(493)
Total customer relationship intangible, net	$5,421	$5,914

Total other intangible assets, net	$88,070	$100,741
Amortization expense related to intangible assets amounted to $12,671, $12,880 and $5,739 for the years ended December 31, 2020, 2019 and 2018, respectively. The remaining weighted average amortization period for intangible assets is 7.4 years as of December 31, 2020.
The future amortization expense related to other intangible assets remaining at December 31, 2020 is as follows:

First year	$12,580
Second year	12,491
Third year	12,439
Fourth year	11,752
Fifth year	11,238
Thereafter	27,570
$88,070

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Note 9. Deposits
Deposits at December 31, 2020 and 2019 consisted of the following:

	December 31,
	2020		2019
	Amount	Percent	Amount	Percent
Noninterest-bearing demand accounts	$4,164,800	28.9%	$3,240,185	27.1%
Interest-bearing checking accounts	5,420,548	37.6	4,198,772	35.2
Savings accounts	654,733	4.6	552,585	4.6
Limited access money market accounts	2,743,208	19.1	2,119,878	17.8
Certificates of deposit and individual retirement accounts (IRA), less than $250,000	675,329	4.7	892,639	7.5
Certificates of deposit and individual retirement accounts (IRA), $250,000 and greater	740,309	5.1	937,277	7.8
	$14,398,927	100.0%	$11,941,336	100.0%
At December 31, 2020, the scheduled maturities of certificates of deposit, including IRAs, were as follows:

First year	$1,263,633
Second year	117,521
Third year	19,362
Fourth year	5,058
Fifth year	10,059
Thereafter	5
$1,415,638
Brokered deposits at December 31, 2020 and 2019 totaled $1,521,129 and $894,131, respectively.

Note 10. Federal Home Loan Bank Advances
At December 31, 2020, the Company has advances from the FHLB of Dallas under note payable arrangements with maturities which range from July 2021 to February 2035. Interest payments on these notes are made monthly. The weighted average interest rate of all notes was 0.57% and 2.17% at December 31, 2020 and 2019, respectively. The balances outstanding on these advances were $375,000 and $325,000 at December 31, 2020 and 2019, respectively.
Contractual maturities of FHLB advances at December 31, 2020 were as follows:

First year	$25,000
Second year	—
Third year	200,000
Fourth year	—
Fifth year	—
Thereafter	150,000
$375,000

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
The advances are secured by $17,156 of FHLB stock owned by the Company and a blanket lien on certain loans along with specific listed loans for an aggregate available carrying value of $5,708,883 at December 31, 2020. The Company had remaining credit available under the FHLB advance program of $4,091,643 at December 31, 2020.
At December 31, 2020, the Company had $1,240,851 in undisbursed advance commitments (letters of credit) with the FHLB. As of December 31, 2020, these commitments mature on various dates from January 2021 through June 2022. The FHLB letters of credit were obtained in lieu of pledging securities to secure public fund deposits that are over the FDIC insurance limit. At December 31, 2020, there were no disbursements against the advance commitments.

Note 11. Other Borrowings
Other borrowings at December 31, 2020 and 2019 consisted of the following:

	December 31,
	2020	2019
Unsecured fixed rate subordinated debentures in the amount of $110,000. The balance of borrowings at December 31, 2020 and 2019 is net of discount and origination costs of $1,271 and $1,628, respectively. Interest payments of 5.875% are made semiannually on February 1 and August 1. The maturity date is August 1, 2024. The notes may not be redeemed prior to maturity and meet the criteria to be recognized as Tier 2 capital for regulatory purposes. (1)(2)	$108,729	$108,372
Unsecured fixed-to-floating subordinated debentures in the original amount of $40,000. Interest payments initially of 5.75% are made semiannually on January 20 and July 20 through July 20, 2021. Thereafter, floating rate payments of 3 month LIBOR plus 4.73% are made quarterly in arrears beginning on October 20, 2021. The maturity date is July 20, 2026 with an optional redemption at July 20, 2021. The notes meet the criteria to be recognized as Tier 2 capital for regulatory purposes. (2)(3)	40,000	40,000
Unsecured fixed-to-floating subordinated debentures in the amount of $30,000. The balance of borrowings at December 31, 2020 and 2019 is net of origination costs of $543 and $621, respectively. Interest payments initially of 5.00% fixed rate are made semiannually on June 30 and December 31 through December 31, 2022. Thereafter, floating rate payments of 3 month LIBOR plus 2.83% are made quarterly in arrears beginning on March 31, 2023. The maturity date is December 31, 2027 with an optional redemption at December 31, 2022. The notes meet the criteria to be recognized as Tier 2 capital for regulatory purposes. (2)
	29,457	29,379
Unsecured fixed-to-floating subordinated debentures in the amount of $130,000. The balance of borrowings at December 31, 2020 is net of origination costs of $2,511. Interest payments initially of 4.00% fixed rate are made semiannually on March 15 and September 15 through September 15, 2025. Thereafter, floating rate payments equal to a benchmark rate (which is expected to be 3 month Secured Overnight Financing Rate (SOFR)) plus 3.885% payable quarterly in arrears beginning on December 15, 2025. The maturity date is September 15, 2030 with an optional redemption at September 15, 2025. The notes meet the criteria to be recognized as Tier 2 capital for regulatory purposes. (2)
	127,489	—
Unsecured revolving line of credit with an unrelated commercial bank in the amount of $100,000. The line bears interest at LIBOR plus 1.75% and matures January 17, 2021. The Company is required to meet certain financial covenants on a quarterly basis, which includes certain restrictions on cash at IBG and meeting minimum capital ratios. (4)	6,500	24,500
	$312,175	$202,251
____________
(1)    At December 31, 2020 and 2019, other borrowings included amounts owed to related parties of $50.
(2)    The permissible portion of qualified subordinated notes decreases 20% per year during the final five years of the term of the notes.
(3)    Assumed on January 1, 2019 with the Guaranty acquisition (see Note 22, Business Combinations).
(4)    Subsequent to December 31, 2020, the Company renewed the line (see Note 24, Subsequent Events).

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
The Company has established federal funds lines of credit notes with nine unaffiliated banks totaling $365,000 of borrowing capacity at December 31, 2020 and ten unaffiliated banks totaling $375,000 of borrowing capacity at December 31, 2019. At December 31, 2020, two of the lines totaling $30,000 have stated maturity dates in August and September 2021. The remaining lines have no stated maturity dates and the lenders may terminate the lines at any time without notice. The lines are provided on an unsecured basis and must be repaid the following business day from when the funds are borrowed. There were no borrowings against the lines at December 31, 2020 and 2019.
In addition, the Company maintains a secured line of credit with the Federal Reserve Bank with an availability to borrow approximately $716,700 and $895,110 at December 31, 2020 and 2019, respectively. Approximately $1,034,467 and $1,196,491 of commercial loans were pledged as collateral at December 31, 2020 and 2019, respectively. There were no borrowings against this line as of December 31, 2020 and 2019.
The Company also participates in an exchange that provides direct overnight borrowings with other financial institutions. The funds are provided on an unsecured basis. Borrowing availability totaled $694,000 and $484,000 at December 31, 2020 and 2019, respectively. There were no borrowings as of December 31, 2020 and 2019.

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
As of December 31, 2020 and 2019, the carrying amount of debentures outstanding totaled $54,023 and $53,824, respectively. Information regarding the Debentures as of December 31, 2020 are summarized in the table below:

	Trust Preferred Securities Issued	Debentures Carrying Value	Repricing Frequency	Interest Rate	Interest Rate Index	Maturity Date
IB Trust I	$5,155	$5,155	Quarterly	3.46%	LIBOR + 3.25%	March 2033
Guaranty Trust III (1)	10,310	10,310	Quarterly	3.34	LIBOR + 3.10	July 2033
IB Trust II	3,093	3,093	Quarterly	3.09	LIBOR + 2.85	March 2034
Cenbank Trust III (1)	15,464	15,464	Quarterly	2.89	LIBOR + 2.65	April 2034
IB Trust III	3,712	3,712	Quarterly	2.61	LIBOR +2.40	December 2035
IB Centex Trust I	2,578	2,578	Quarterly	3.46	LIBOR + 3.25	February 2035
Community Group Statutory Trust I	3,609	3,609	Quarterly	1.82	LIBOR + 1.60	June 2037
Northstar Trust II (2)	5,155	3,892	Quarterly	1.89	LIBOR + 1.67	June 2037
Northstar Trust III (2)	8,248	6,210	Quarterly	1.89	LIBOR + 1.67	September 2037
	$57,324	$54,023
____________
(1)    Assumed on January 1, 2019 with the Guaranty acquisition (see Note 22, Business Combinations).
(2)    Assumed in 2017 with a recorded fair value discount of $3,301 remaining as of December 31, 2020.

Note 13. Leases
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
As of December 31, 2020 and 2019 the Company’s lease ROU assets were $24,841 and $38,813, respectively, and related lease liabilities were $23,413 and $28,978, respectively. Leases have remaining terms ranging from 1 to 30 years, including extension options that the Company is reasonably certain will be exercised.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
The table below summarizes net lease cost:

	Year Ended December 31,
	2020	2019
Operating lease cost	$6,937	$7,025
Short term lease cost	124	103
Variable lease cost	1,631	1,829
Sublease income	(221)	(228)
Net lease cost	$8,471	$8,729
Rent expense for the year ended December 31, 2018, prior to the adoption of ASU 2016-2, was $3,758.
The table below summarizes other information related to operating leases:

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,091	$6,965
Weighted average remaining lease term - operating leases, in years	7.23	7.58
Weighted average discount rate - operating leases	3.47%	3.35%
The following table outlines lease payment obligations as outlined in the Company’s lease agreements for each of the next five years and thereafter in addition to a reconcilement to the Company’s current lease liability as of December 31, 2020.

2021	$5,615
2022	4,876
2023	4,054
2024	3,438
2025	2,754
Thereafter	5,700
Total lease payments	26,437
Less imputed interest	(3,024)
$23,413
As of December 31, 2020, the Company had not entered into any material leases that have not yet commenced.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Note 14. Income Taxes
Income tax expense for the years ended December 31, 2020, 2019 and 2018 was as follows:

	Years Ended December 31,
	2020	2019	2018
Current income tax expense	$52,806	$39,426	$29,801
Deferred income tax (benefit) expense	(1,633)	14,102	2,000
Deferred income tax benefit related to remeasurement of deferred taxes	—	—	(63)
Income tax expense, as reported	$51,173	$53,528	$31,738
A reconciliation between reported income tax expense and the amounts computed by applying the U.S. federal statutory income tax rate of 21% for the years ended December 31, 2020, 2019 and 2018 to income before income taxes is presented below:

	Years Ended December 31,
	2020	2019	2018
Income tax expense computed at the statutory rate	$53,000	$51,715	$33,599
Tax-exempt interest income from municipal securities	(1,779)	(1,781)	(962)
Tax-exempt loan income	(1,245)	(1,174)	(490)
Bank owned life insurance income	(1,123)	(1,288)	(666)
Non-deductible acquisition expenses	—	281	142
State taxes, net of federal benefit	2,660	3,455	375
Non-deductible compensation	—	2,017	—
Net tax expense (benefit) from stock based compensation	243	21	(646)
Deferred tax adjustment related to reduction in U.S. Federal statutory income tax rate	—	—	(63)
Other	(583)	282	449
	$51,173	$53,528	$31,738

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Components of deferred tax assets and liabilities are presented in the table below. Deferred taxes as of December 31, 2020 and 2019 are based on the U.S. statutory federal income tax rate of 21%.

	December 31,
	2020	2019
Deferred tax assets:
Allowance for loan losses	$19,238	$11,466
Lease liabilities under operating leases	5,129	6,457
NOL and tax credit carryforwards from acquisitions	3,718	4,209
Acquired loan fair market value adjustments	12,986	21,645
Stock-based compensation	1,567	1,218
Reserve for bonuses and other accrued expenses	3,409	2,773
Acquisition costs	—	416
Acquired securities	2,095	2,529
Acquired intangibles	1,369	1,546
Start up costs	171	230
Other real estate owned	—	362
Unearned income	715	774
Deferred compensation	857	1,101
Noncompete agreements	597	663
Nonaccrual loans	550	390
Other	727	785
	53,128	56,564
Deferred tax liabilities:
Premises and equipment	(12,392)	(13,170)
Right-of-use assets under operating leases	(4,911)	(6,233)
Net unrealized gain on available for sale securities	(9,501)	(5,367)
Intangible assets	(19,293)	(22,447)
Acquired junior subordinated debentures fair value adjustment	(723)	(780)
PPP deferred loan costs	(952)	—
FHLB and other restricted stocks	(308)	(673)
Acquired tax goodwill	(572)	(413)
Other	(543)	(538)
	(49,195)	(49,621)
Net deferred tax asset	$3,933	$6,943
At December 31, 2020, the Company had federal net operating loss carryforwards of approximately $15,765 which expire in various years from 2023 to 2032 and state net operating loss carryforwards of approximately $11,150 which expire in various years from 2025 to 2027. Deferred tax assets are recognized for net operating losses because the benefit is more likely than not to be realized. No valuation allowance for deferred tax assets was recorded at December 31, 2020 or 2019 as management believes it is more likely than not that all of the deferred tax assets will be realized.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
The Company does not have any material uncertain tax positions and does not have any interest and penalties recorded in the income statement for the years ended December 31, 2020, 2019 and 2018. The Company files a consolidated income tax return in the US federal tax jurisdiction. The Company is no longer subject to examination by the US federal tax jurisdiction for years prior to 2017.

Note 15. Commitments and Contingencies
Financial Instruments with Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of this instrument. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At December 31, 2020 and 2019, the approximate amounts of these financial instruments were as follows:

	December 31,
	2020	2019
Commitments to extend credit	$2,268,216	$2,337,385
Standby letters of credit	25,917	23,406
	$2,294,133	$2,360,791
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
Letters of credit are written conditional commitments used by the Company to guarantee the performance of a customer to a third party. The Company’s policies generally require that letter of credit arrangements contain security and debt covenants similar to those contained in loan arrangements. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount shown in the table above. If the commitment is funded, the Company would be entitled to seek recovery from the customer. As of December 31, 2020 and 2019, no amounts have been recorded as liabilities for the Company’s potential obligations under these guarantees.
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

Note 16. Related Party Transactions
In the ordinary course of business, the Company has and expects to continue to have transactions, including loans to its officers, directors and their affiliates. In the opinion of management, such transactions are on the same terms as those prevailing at the time for comparable transactions with unaffiliated persons. Loan activity for officers, directors and their affiliates for the year ended December 31, 2020 is as follows:

Balance at beginning of year	$38,796
New loans	30,912
Repayments	(38,570)
Changes in affiliated persons	1,333
Balance at end of year	$32,471
See Note 11, Other Borrowings, for related party borrowings.

Note 17. Employee Benefit Plans
The Company has a 401(k) profit sharing plan (Plan) which covers employees over the age of eighteen who have completed ninety days of credited service, as defined by the Plan. The Plan provides for “before tax” employee contributions through salary reduction contributions under Section 401(k) of the Internal Revenue Code. A participant may choose a salary reduction not to exceed the dollar limit set by law each year ($19.5 in 2020). Contributions by the Company and by participants are immediately fully vested. In July 2018, the Plan was modified to provide for the Company to make 401(k) matching contributions of 100%, but limited to 6% of the participant's eligible salary. Previously, the Plan provided for the Company to make 401(k) matching contributions ranging from 50% to 100% depending upon the employee's years of service, but limited to 6% of the participant's eligible salary. The Plan also provides for the Company to make additional discretionary contributions to the Plan. The Company made contributions of approximately $6,534, $6,343 and $3,280 for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Assets and Liabilities Measured on a Recurring Basis
The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of December 31, 2020 and 2019 by level within the ASC Topic 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Assets:
Investment securities available for sale:
U.S. treasuries	$44,708	$—	$44,708	$—
Government agency securities	249,017	—	249,017	—
Obligations of state and municipal subdivisions	393,165	—	393,165	—
Corporate bonds	22,102	—	22,102	—
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	443,501	—	443,501	—
Other securities	1,200	—	1,200	—
Loans held for sale, fair value option elected (1)	71,769	—	71,769	—
Derivative financial instruments:
Interest rate lock commitments	3,515	—	3,515	—
Loan customer counterparty	20,159	—	20,159	—
Liabilities:
Derivative financial instruments:
Forward mortgage-backed securities trades	568	—	568	—
Financial institution counterparty	21,306	—	21,306	—
December 31, 2019
Assets:
Investment securities available for sale:
U.S. treasuries	$48,796	$—	$48,796	$—
Government agency securities	179,296	—	179,296	—
Obligations of state and municipal subdivisions	343,859	—	343,859	—
Corporate bonds	7,218	—	7,218	—
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	505,567	—	505,567	—
Other securities	1,200	—	1,200	—
Loans held for sale, fair value option elected (1)	29,204	—	29,204	—
Derivative financial instruments:
Interest rate lock commitments	847	—	847	—
Forward mortgage-backed securities trades	6	—	6	—
Loan customer counterparty	6,104	—	6,104	—
Liabilities:
Derivative financial instruments:
Forward mortgage-backed securities trades	69	—	69	—
Financial institution counterparty	6,566	—	6,566	—
____________
(1)    At December 31, 2020 and 2019, loans held for sale for which the fair value option was elected had an aggregate outstanding principal balance of $68,670 and $28,166, respectively. There were no mortgage loans held for sale under the fair value option that were 90 days or greater past due or on nonaccrual at December 31, 2020.

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Assets and Liabilities Measured on a Nonrecurring Basis
In accordance with ASC Topic 820, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at December 31, 2020 and 2019, for which a nonrecurring change in fair value has been recorded:

		Fair Value Measurements at Reporting Date Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Period Ended Total Losses
December 31, 2020
Assets:
Impaired loans	$16,903	$—	$—	$16,903	$13,041

December 31, 2019
Assets:
Impaired loans	$2,276	$—	$—	$2,276	$1,806
Other real estate owned	4,618	—	—	4,618	749
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
In addition, mortgage loans held for sale not recorded under the fair value option are required to be measured at the lower of cost or fair value. The fair value of these loans is based upon binding quotes or bids from third party investors. As of December 31, 2020 and 2019, all mortgage loans held for sale not recorded under the fair value option were recorded at cost.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Fair Value of Financial Instruments not Recorded at Fair Value
The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instruments that are reported at amortized cost on the Company's consolidated balance sheets were as follows at December 31, 2020 and 2019:

			Fair Value Measurements at Reporting Date Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Financial assets:
Cash and cash equivalents	$1,813,987	$1,813,987	$1,813,987	$—	$—
Certificates of deposit held in other banks	4,482	4,595	—	4,595	—
Loans held for sale, at cost	10,878	11,138	—	11,138	—
Loans, net	12,978,238	13,093,698	—	—	13,093,698
FHLB of Dallas stock and other restricted stock	20,305	20,305	—	20,305	—
Accrued interest receivable	60,581	60,581	—	60,581	—
Financial liabilities:
Deposits	14,398,927	14,407,596	—	14,407,596	—
Accrued interest payable	7,397	7,397	—	7,397	—
FHLB advances	375,000	371,175	—	371,175	—
Other borrowings	312,175	327,150	—	327,150	—
Junior subordinated debentures	54,023	42,624	—	42,624	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2019
Financial assets:
Cash and cash equivalents	$565,170	$565,170	$565,170	$—	$—
Certificates of deposit held in other banks	5,719	5,951	—	5,951	—
Loans held for sale, at cost	6,441	6,554	—	6,554	—
Loans, net	11,562,814	11,689,672	—	—	11,689,672
FHLB of Dallas stock and other restricted stock	30,052	30,052	—	30,052	—
Accrued interest receivable	35,860	35,860	—	35,860	—
Financial liabilities:
Deposits	11,941,336	11,958,939	—	11,958,939	—
Accrued interest payable	9,583	9,583	—	9,583	—
FHLB advances	325,000	325,210	—	325,210	—
Other borrowings	202,251	209,050	—	209,050	—
Junior subordinated debentures	53,824	48,879	—	48,879	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

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
Other borrowings: The estimated fair value approximates carrying value for short-term borrowings. The fair value of private subordinated debentures are based upon prevailing rates on similar debt in the market place. The subordinated debentures that are publicly traded are valued based on indicative bid prices based upon market pricing observations in the current market.
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
The following table provides the outstanding notional balances and fair values of outstanding derivative positions at December 31, 2020 and 2019:

	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
December 31, 2020
Interest rate lock commitments	$116,795	$3,515	$—
Forward mortgage-backed securities trades	104,000	—	568
Commercial loan interest rate swaps:
Loan customer counterparty	335,370	20,159	—
Financial institution counterparty	335,370	—	21,306

December 31, 2019
Interest rate lock commitments	$28,434	$847	$—
Forward mortgage-backed securities trades	42,500	6	69
Commercial loan interest rate swaps:
Loan customer counterparty	280,751	6,104	—
Financial institution counterparty	280,751	—	6,566

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding were as follows:

	Weighted Average Interest Rate
	December 31, 2020		December 31, 2019
	Received	Paid	Received	Paid
Loan customer counterparty	4.08%	2.32%	4.23%	3.77%
The credit exposure related to interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $20,159 at December 31, 2020. In some cases collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. At December 31, 2020, cash of $23,829 and securities of $6,494 were pledged as collateral for these derivatives.
The Company has entered into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which the Company is either a participant or a lead bank. Risk participation agreements entered into as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. The Company is party to one risk participation agreement as a participant bank having a notional amount of $5,597 at December 31, 2020. Risk participation agreements entered into as the lead bank provide credit protection to the Company should the borrower fail to perform on its interest rate derivative contract. The Company is party to one risk participation agreement as the lead bank having a notional amount of $9,604 at December 31, 2020.
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
Income (loss) for the years ended December 31, 2020 and 2019 was as follows:

	Years Ended December 31,
	2020	2019
Derivatives not designated as hedging instruments
Interest rate lock commitments	$2,668	$25
Forward mortgage-backed securities trades	(505)	163

Note 20. Stock Awards
The Company grants common stock awards to certain employees of the Company. In connection with the Company's initial public offering in April 2013, the Board of Directors adopted the 2013 Equity Incentive Plan (2013 Plan). All stock awards issued under expired plans prior to 2013 are fully vested. Under the 2013 Plan, the Compensation Committee may grant awards to certain employees of the Company in the form of restricted stock, restricted stock rights, restricted stock units, qualified and nonqualified stock options, performance share awards and other equity-based awards. The 2013 Plan, as amended, has 2,300,000 reserved shares of common stock to be awarded by the Company's compensation committee. As of December 31, 2020, there were 1,150,617 shares remaining available for grant for future awards.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
The shares currently issued under the 2013 Plan are restricted stock awards and performance stock units. Restricted stock awarded to employees vest evenly over the required employment period, generally ranging from one to five years. Performance stock units awarded generally have a three to four years cliff vesting period. As defined in the plan, outstanding awards may immediately vest upon a change-in-control in the Company. Restricted stock granted under the 2013 Plan are issued at the date of grant and receive dividends. Performance stock units are eligible to receive dividend equivalents as such dividends are declared on the Company's common stock during the performance period. Equivalent dividend payments are based upon the number of shares issued under each performance award and are deferred until such time that the units vest and the shares are issued.
In connection with the acquisition of Guaranty, as further described in Note 22, Business Combinations, unvested awards of restricted Guaranty common stock granted under Guaranty’s 2015 Long-Term Incentive Plan (Guaranty 2015 RSA), as amended, that were outstanding as of January 1, 2019, the acquisition date, were converted into awards of restricted shares of IBG common stock (Replacement RSA) with the same terms and conditions as were applicable under such Guaranty 2015 RSA, except with respect to any performance-vesting Guaranty 2015 RSA, which became a service-vesting RSA only. The Replacement RSA will vest over the remaining service period, through May 2021, and do not receive dividends.
Restricted Stock Awards
The following table summarizes the activity in nonvested restricted stock awards for the years ended December 31, 2020 and 2019:

Restricted Stock Awards	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2019	284,861	$58.63
Granted during the period	310,290	43.54
Vested during the period	(115,436)	58.08
Forfeited during the period	(10,915)	48.37
Nonvested shares, December 31, 2020	468,800	$49.01

Nonvested shares, December 31, 2018	252,903	$62.81
Acquired awards replaced during the period	70,248	45.77
Granted during the period	138,608	51.14
Vested during the period	(161,032)	54.76
Forfeited during the period	(15,866)	46.95
Nonvested shares, December 31, 2019	284,861	$58.63
Compensation expense related to these awards is recorded based on the fair value of the award at the date of grant and totaled $8,450, $7,808 and $6,062 for the years ended December 31, 2020, 2019 and 2018, respectively. Compensation expense is recorded in salaries and employee benefits in the accompanying consolidated statements of income. At December 31, 2020, future compensation expense is estimated to be $15,823 and will be recognized over a remaining weighted average period of 2.57 years.
The fair value of common stock awards that vested during the years ended December 31, 2020, 2019 and 2018 was $5,602, $8,725 and $8,206, respectively. The Company has recorded $243, $21 and $(646) in excess tax expense (benefit) on vested restricted stock to income tax expense for the years ended December 31, 2020, 2019 and 2018, respectively.
There were no modifications of stock agreements during 2020, 2019 and 2018 that resulted in significant additional incremental compensation costs.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
At December 31, 2020, the future vesting schedule of the nonvested restricted stock awards is as follows:

First year	177,431
Second year	139,009
Third year	99,604
Fourth year	52,356
Fifth year	400
Total nonvested shares	468,800
Performance Stock Units
Performance stock units represent shares potentially issuable in the future. The number of shares issued is based upon the measure of the Company's achievement of its relative adjusted return on average tangible common equity, as defined by the Company, over the award's performance period as compared to an identified peer group's achievement over the same performance period. The number of shares issuable under each performance award is the product of the award target and the award payout percentage for the given level of achievement which ranges from 0% to 150% of the target.
The following table summarizes the activity in nonvested performance stock units at target award level for the year ended December 31, 2020:

Performance-based Restricted Stock Units	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2019	—	$—
Granted during the period	89,300	38.29
Vested during the period	—	—
Forfeited during the period	—	—
Nonvested shares, December 31, 2020	89,300	$38.29
Compensation expense related to performance stock units is estimated each period based on the fair value of the target stock unit at the grant date and the most probable level of achievement of the performance condition, adjusted for the passage of time within the vesting periods of the awards. As of December 31, 2020, the unrecognized compensation expense assuming the attainment of the maximum payout rate was $5,129 and the remaining performance period over which the expense could be recognized was 3.5 years. No compensation expense was recorded during the year ended December 31, 2020.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Common Equity Tier 1 (CET1) and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2020 and 2019, the Company and the Bank meet all capital adequacy requirements to which they are subject, including the capital buffer requirement.
As of December 31, 2020 and 2019, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk based, CET1, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Bank’s category.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
The following table presents actual capital amounts and required ratios under Basel III Capital Rules for the Company and Bank as of December 31, 2020 and December 31, 2019.

	Actual		Minimum Capital Required - Basel III		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total capital to risk weighted assets:
Consolidated	$1,825,661	13.32%	$1,438,939	10.50%	N/A	N/A
Bank	1,864,240	13.61	1,438,385	10.50	$1,369,891	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	1,471,841	10.74	1,164,855	8.50	N/A	N/A
Bank	1,776,420	12.97	1,164,407	8.50	1,095,913	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	1,416,241	10.33	959,293	7.00	N/A	N/A
Bank	1,776,420	12.97	958,924	7.00	890,429	6.50
Tier 1 capital to average assets:
Consolidated	1,471,841	9.12	645,730	4.00	N/A	N/A
Bank	1,776,420	11.01	645,539	4.00	806,924	5.00

December 31, 2019
Total capital to risk weighted assets:
Consolidated	$1,513,209	11.83%	$1,343,114	10.50%	N/A	N/A
Bank	1,548,103	12.11	1,342,595	10.50	$1,278,662	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	1,303,748	10.19	1,087,282	8.50	N/A	N/A
Bank	1,496,642	11.70	1,086,863	8.50	1,022,930	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	1,248,148	9.76	895,409	7.00	N/A	N/A
Bank	1,496,642	11.70	895,064	7.00	831,130	6.50
Tier 1 capital to average assets:
Consolidated	1,303,748	9.32	559,758	4.00	N/A	N/A
Bank	1,496,642	10.70	559,584	4.00	699,480	5.00
Stock repurchase program: From time to time, the Company's board of directors has authorized stock repurchase programs which allow the Company to purchase its common stock generally over a one-year period at various prices in the open market or in privately negotiated transactions. On October 22, 2020, the Company's board of directors authorized a $150,000 stock repurchase program allowing the Company to purchase shares of its common stock through October 31, 2021. Under this program, the Company repurchased 109,548 shares at a total cost of $5,660 as of December 31, 2020. Under prior stock repurchase programs, the Company repurchased 897,738 at a total cost of $49,048 during 2019 and none during 2018. In July 2019, the federal bank regulators adopted final rules that, among other things, eliminated the standalone prior approval requirement for any repurchase of common stock. However, the Company remains subject to a Federal Reserve Board guideline that requires consultation with the Federal Reserve regarding plans for share repurchases on a quarterly basis. The Company’s repurchases of its common stock may be subject to a prior approval or notice requirement under other regulations, policies or supervisory expectations of the Federal Reserve Board. Any redemption or repurchase of preferred stock or subordinated debt remains subject to the prior approval of the Federal Reserve Board.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Company stock repurchased to settle employee tax withholding related to vesting of stock awards totaled 2,951 shares at a total cost of $159, and 55,106 shares at a total cost of $2,611 for the periods ended December 31, 2020 and 2019, respectively, and were not included under the repurchase program.

Note 22. Business Combinations
Termination of proposed merger with Texas Capital Bancshares, Inc.: The Company and Texas Capital Bancshares, Inc. (TCBI) and its subsidiary, Texas Capital Bank, entered into an Agreement and Plan of Merger (Merger Agreement), as of December 9, 2019, providing for the merger of TCBI with and into the Company (the Merger), with the Company as the surviving entity in the Merger. On May 22, 2020, the Company and TCBI entered into a mutual agreement (Agreement) to terminate the Merger Agreement. All costs and expenses incurred in connection with the Agreement were paid by the party incurring such expense. The Agreement provided that the Company make a payment to TCBI, in an amount agreed between the parties, such that the costs and expenses incurred by the parties related to integration planning, including consulting fees and related expenses, would be borne equally by the parties. Neither party paid a termination fee in connection with the termination of the merger agreement. The Company incurred TCBI costs of approximately $15,605 and $5,022 for the years ended December 31, 2020 and 2019, respectively, which is included in acquisition expense in the consolidated statements of income.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
The following table summarizes the final fair values of the assets acquired and liabilities assumed in this transaction:

Final Value as Reported at December 31, 2019
Assets of acquired bank:
Cash and cash equivalents	$39,913
Certificates of deposit held in other banks	262
Securities available for sale	561,052
Restricted stock	27,794
Loans	2,789,868
Premises and equipment	65,786
Other real estate owned	1,829
Goodwill	272,224
Other intangible assets	71,518
Bank owned life insurance	80,837
Other assets	31,987
Total assets acquired	$3,943,070

Liabilities of acquired bank:
Deposits	$3,108,810
Repurchase agreements	8,475
FHLB advances	142,653
Other borrowings	40,000
Junior subordinated debentures	25,774
Other liabilities	15,477
Total liabilities assumed	$3,341,189
Common stock of 13,109,500 issued at $45.77 per share	$600,022
Consideration attributable to 70,248 shares of restricted stock replacement awards	$1,850
Cash paid	$9
Non-credit impaired loans had a fair value of $2,478,144 at acquisition date and contractual balance of $2,573,355. As of acquisition date, the Company expects that an insignificant amount of the contractual balance of these loans will be uncollectible. The difference of $95,211 is recognized into interest income as an adjustment to yield over the life of the loans.

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

Balance Sheets
	December 31,
Assets	2020	2019
Cash and cash equivalents	$5,482	$8,277
Investment in subsidiaries	2,876,171	2,588,857
Investment in trusts	1,724	1,724
Other assets	3,849	3,355
Total assets	$2,887,226	$2,602,213

Liabilities and Stockholders' Equity
Other borrowings	$312,175	$202,251
Junior subordinated debentures	54,023	53,824
Other liabilities	5,657	6,365
Total liabilities	371,855	262,440

Stockholders' equity:
Preferred stock	—	—
Common stock	431	430
Additional paid-in capital	1,934,807	1,926,359
Retained earnings	543,800	393,674
Accumulated other comprehensive income	36,333	19,310
Total stockholders' equity	2,515,371	2,339,773
Total liabilities and stockholders' equity	$2,887,226	$2,602,213

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Statements of Income
	Years Ended December 31,
	2020	2019	2018
Interest expense:
Interest on other borrowings	$12,446	$11,561	$8,390
Interest on junior subordinated debentures	2,162	3,028	1,609
Total interest expense	14,608	14,589	9,999
Noninterest income:
Dividends from subsidiaries	83,314	105,877	39,841
Other	—	1	14
Total noninterest income	83,314	105,878	39,855
Noninterest expense:
Salaries and employee benefits	8,346	7,653	6,318
Professional fees	202	264	332
Acquisition expense, including legal	16,225	33,445	6,157
Other	2,424	2,562	1,611
Total noninterest expense	27,197	43,924	14,418
Income before income tax benefit and equity in undistributed income of subsidiaries	41,509	47,365	15,438
Income tax benefit	9,410	11,066	5,541
Income before equity in undistributed income of subsidiaries	50,919	58,431	20,979
Equity in undistributed income of subsidiaries	150,290	134,305	107,280
Net income	$201,209	$192,736	$128,259

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Statements of Cash Flows
	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$201,209	$192,736	$128,259
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(150,290)	(134,305)	(107,280)
Amortization of discount and origination costs on borrowings	720	633	633
Stock based compensation expense	8,450	7,808	6,062
Excess tax expense on restricted stock vested	243	21	(646)
Deferred tax expense	96	2,165	1,054
Net change in other assets	(590)	1,863	6,918
Net change in other liabilities	(952)	(64)	1,130
Net cash provided by operating activities	58,886	70,857	36,130

Cash flows from investing activities:
Capital investment in subsidiaries	(120,000)	—	—
Cash acquired in connection with acquisition	—	339	7,425
Cash paid in connection with acquisition	—	(9)	(31,016)
Net cash provided by (used in) financing activities	(120,000)	330	(23,591)

Cash flows from financing activities:
Proceeds from other borrowings	148,653	65,000	—
Repayments of other borrowings	(39,250)	(40,500)	—
Proceeds from exercise of common stock warrants	—	—	2,533
Offering costs paid in connection with acquired bank	—	(804)	(209)
Repurchase of common stock	(5,819)	(51,659)	—
Dividends paid	(45,265)	(43,302)	(15,908)
Net cash provided by (used in) financing activities	58,319	(71,265)	(13,584)
Net change in cash and cash equivalents	(2,795)	(78)	(1,045)
Cash and cash equivalents at beginning of year	8,277	8,355	9,400
Cash and cash equivalents at end of year	$5,482	$8,277	$8,355

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Note 24. Subsequent Events
Line of credit agreement
On January 17, 2021, the Company's $100,000 unsecured revolving line of credit was renewed and matures on January 17, 2022. As of March 1, 2021, the Company has no borrowings against its revolving line of credit.
Declaration of dividends
On January 28, 2021, the Company declared a quarterly cash dividend in the amount of $0.30 per share of common stock to the stockholders of record on February 11, 2021. The dividend totaling $12,954 was paid on February 25, 2021.

ITEM 16. FORM 10-K SUMMARY
The Company has not elected to include a summary of the information required in this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of McKinney, Texas, on March 1, 2021.

Independent Bank Group, Inc. (Registrant)

Date:	March 1, 2021	By: /s/ David R. Brooks

David R. Brooks
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David R. Brooks	Chairman, Chief Executive Officer, President, and Director (Principal Executive Officer)	March 1, 2021
David R. Brooks

/s/ Michelle S. Hickox	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 1, 2021
Michelle S. Hickox

/s/ Daniel W. Brooks	Vice Chairman, Chief Risk Officer and Director	March 1, 2021
Daniel W. Brooks

/s/ William E. Fair	Director	March 1, 2021
William E. Fair

/s/ Alicia K. Harrison	Director	March 1, 2021
Alicia K. Harrison

/s/ Craig E. Holmes	Director	March 1, 2021
Craig E. Holmes

/s/ J. Webb Jennings III	Director	March 1, 2021
J. Webb Jennings III

/s/ Donald L. Poarch	Director	March 1, 2021
Donald L. Poarch

/s/ G. Stacy Smith	Director	March 1, 2021
G. Stacy Smith

/s/ Michael T. Viola	Director	March 1, 2021
Michael T. Viola