Form 10-Q
period 2021-03-31
Independent Bank Group, Inc.
filed 2021-04-29
CIK 1564618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2021.
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
Common Stock, Par Value $0.01 Per Share – 43,192,579 shares as of April 27, 2021.

INDEPENDENT BANK GROUP, INC. AND SUBSIDIARIES
Form 10-Q
March 31, 2021

***

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Independent Bank Group, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2021 (unaudited) and December 31, 2020
(Dollars in thousands, except share information)

	March 31,	December 31,
Assets	2021	2020
Cash and due from banks	$248,231	$250,485
Interest-bearing deposits in other banks	2,168,639	1,563,502
Cash and cash equivalents	2,416,870	1,813,987
Certificates of deposit held in other banks	4,482	4,482
Securities available for sale, at fair value	1,307,957	1,153,693
Loans held for sale (includes $53,930 and $71,769 carried at fair value, respectively)	57,799	82,647
Loans, net of allowance for credit losses of $165,827 and $87,820, respectively	12,604,930	12,978,238
Premises and equipment, net	250,002	249,467
Other real estate owned	475	475
Federal Home Loan Bank (FHLB) of Dallas stock and other restricted stock	20,338	20,305
Bank-owned life insurance (BOLI)	221,700	220,428
Deferred tax asset	18,804	3,933
Goodwill	994,021	994,021
Other intangible assets, net	84,925	88,070
Other assets	133,033	143,730
Total assets	$18,115,336	$17,753,476

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$4,466,310	$4,164,800
Interest-bearing	10,337,482	10,234,127
Total deposits	14,803,792	14,398,927
FHLB advances	375,000	375,000
Other borrowings	308,350	312,175
Junior subordinated debentures	54,072	54,023
Other liabilities	81,005	97,980
Total liabilities	15,622,219	15,238,105
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock (0 and 0 shares outstanding, respectively)	—	—
Common stock (43,193,257 and 43,137,104 shares outstanding, respectively)	432	431
Additional paid-in capital	1,938,012	1,934,807
Retained earnings	535,375	543,800
Accumulated other comprehensive income	19,298	36,333
Total stockholders’ equity	2,493,117	2,515,371
Total liabilities and stockholders’ equity	$18,115,336	$17,753,476
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Income
Three Months Ended March 31, 2021 and 2020 (unaudited)
(Dollars in thousands, except per share information)

	Three Months Ended March 31,
	2021	2020
Interest income:
Interest and fees on loans	$140,152	$147,105
Interest on taxable securities	4,757	5,164
Interest on nontaxable securities	2,069	2,065
Interest on interest-bearing deposits and other	793	2,071
Total interest income	147,771	156,405
Interest expense:
Interest on deposits	13,007	28,071
Interest on FHLB advances	533	1,626
Interest on other borrowings	4,060	2,795
Interest on junior subordinated debentures	442	672
Total interest expense	18,042	33,164
Net interest income	129,729	123,241
Provision for credit losses	(2,500)	8,381
Net interest income after provision for credit losses	132,229	114,860
Noninterest income:
Service charges on deposit accounts	2,261	2,752
Investment management fees	2,043	1,986
Mortgage banking revenue	7,495	2,525
Loss on sale of loans	—	(42)
Gain on sale of other real estate	—	25
Gain on sale of securities available for sale	—	356
Loss on sale and disposal of premises and equipment	(7)	(63)
Increase in cash surrender value of BOLI	1,272	1,341
Other	5,545	5,692
Total noninterest income	18,609	14,572
Noninterest expense:
Salaries and employee benefits	43,659	38,660
Occupancy	9,606	10,037
Communications and technology	5,536	5,552
FDIC assessment	1,705	1,752
Advertising and public relations	238	611
Other real estate owned expenses, net	8	374
Amortization of other intangible assets	3,145	3,176
Professional fees	3,670	4,214
Acquisition expense, including legal	—	549
Other	7,546	9,504
Total noninterest expense	75,113	74,429
Income before taxes	75,725	55,003
Income tax expense	15,745	10,836
Net income	$59,980	$44,167
Basic earnings per share	$1.39	$1.03
Diluted earnings per share	$1.39	$1.03
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2021 and 2020 (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$59,980	$44,167
Other comprehensive (loss) income before tax:
Change in net unrealized (losses) gains on available for sale securities during the year	(21,563)	14,976
Reclassification for amount realized through sales of securities available for sale included in net income	—	(356)
Other comprehensive (loss) income before tax	(21,563)	14,620
Income tax (benefit) expense	(4,528)	3,258
Other comprehensive (loss) income, net of tax	(17,035)	11,362
Comprehensive income	$42,945	$55,529
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2021 and 2020 (unaudited)
(Dollars in thousands, except for par value, share and per share information)

	Preferred Stock $0.01 Par Value	Common Stock $0.01 Par Value		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	10 million shares authorized	100 million shares authorized
		Shares	Amount
Three Months Ended
Balance, December 31, 2020	$—	43,137,104	$431	$1,934,807	$543,800	$36,333	$2,515,371
Cumulative effect of change in accounting principle	—	—	—	—	(53,880)	—	(53,880)
Adjusted beginning balance	—	43,137,104	431	1,934,807	489,920	36,333	2,461,491
Net income	—	—	—	—	59,980	—	59,980
Other comprehensive loss, net of tax	—	—	—	—	—	(17,035)	(17,035)
Common stock repurchased	—	(22,835)	—	—	(1,489)	—	(1,489)
Restricted stock forfeited	—	(4,506)	—	—	—	—	—
Restricted stock granted	—	83,494	1	(1)	—	—	—
Stock based compensation expense	—	—	—	3,206	—	—	3,206
Cash dividends ($0.30 per share)	—	—	—	—	(13,036)	—	(13,036)
Balance, March 31, 2021	$—	43,193,257	$432	$1,938,012	$535,375	$19,298	$2,493,117

Three Months Ended
Balance, December 31, 2019	$—	42,950,228	$430	$1,926,359	$393,674	$19,310	$2,339,773
Net income	—	—	—	—	44,167	—	44,167
Other comprehensive income, net of tax	—	—	—	—	—	11,362	11,362
Common stock repurchased	—	(2,629)	—	—	(145)	—	(145)
Restricted stock granted	—	94,177	—	—	—	—	—
Stock based compensation expense	—	—	—	1,882	—	—	1,882
Cash dividends ($0.25 per share)	—	—	—	—	(10,754)	—	(10,754)
Balance, March 31, 2020	$—	43,041,776	$430	$1,928,241	$426,942	$30,672	$2,386,285
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2021 and 2020 (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$59,980	$44,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,160	3,154
Accretion income recognized on acquired loans	(6,245)	(9,142)
Amortization of other intangibles assets	3,145	3,176
Amortization of premium on securities, net	982	619
Amortization of discount and origination costs on borrowings	224	159
Stock based compensation expense	3,206	1,882
Excess tax (benefit) expense on restricted stock vested	(194)	80
FHLB stock dividends	(33)	(168)
Gain on sale of securities available for sale	—	(356)
Loss on sale and disposal of premises and equipment	7	63
Loss on sale of loans	—	42
Gain on sale of other real estate owned	—	(25)
Impairment of other assets	9	—
Deferred tax expense	4,771	2,471
Provision for credit losses	(2,500)	8,381
Increase in cash surrender value of BOLI	(1,272)	(1,341)
Net gain on mortgage loans held for sale	(5,299)	(3,916)
Originations of loans held for sale	(217,882)	(107,580)
Proceeds from sale of loans held for sale	248,029	107,714
Net change in other assets	10,833	(10,935)
Net change in other liabilities	(23,033)	1,980
Net cash provided by operating activities	77,888	40,425
Cash flows from investing activities:
Proceeds from maturities, calls and pay downs of securities available for sale	7,200,419	1,528,836
Proceeds from sale of securities available for sale	—	13,100
Purchases of securities available for sale	(7,372,228)	(1,530,779)
Purchases of FHLB stock and other restricted stock	—	(25,211)
Proceeds from redemptions of FHLB stock and other restricted stock	—	106
Proceeds from sale of loans	—	1,455
Net loans originated held for investment	(33,926)	(89,252)
Originations of mortgage warehouse purchase loans	(8,419,896)	(4,523,819)
Proceeds from pay-offs of mortgage warehouse purchase loans	8,767,994	4,414,527
Additions to premises and equipment	(3,811)	(5,948)
Proceeds from sale of premises and equipment	21	66
Proceeds from sale of other real estate owned	—	4,200
Net cash provided by (used in) investing activities	138,573	(212,719)

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
Three Months Ended March 31, 2021 and 2020 (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from financing activities:
Net increase (decrease) in demand deposits, money market and savings accounts	456,447	(9,596)
Net decrease in time deposits	(51,582)	(48,974)
Proceeds from FHLB advances	—	1,100,000
Repayments of FHLB advances	—	(450,000)
Proceeds from other borrowings	2,500	—
Repayments of other borrowings	(6,500)	(24,500)
Repurchase of common stock	(1,489)	(145)
Dividends paid	(12,954)	(10,754)
Net cash provided by financing activities	386,422	556,031
Net change in cash and cash equivalents	602,883	383,737
Cash and cash equivalents at beginning of period	1,813,987	565,170
Cash and cash equivalents at end of period	$2,416,870	$948,907
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Note 1. Summary of Significant Accounting Policies
Nature of operations: Independent Bank Group, Inc. (IBG) through its subsidiary, Independent Bank, a Texas state banking corporation, doing business as Independent Financial, (Bank) (collectively known as the Company), provides a full range of banking services to individual and corporate customers in the North, Central and Southeast, Texas areas and along the Colorado Front Range, through its various branch locations in those areas. The Company is engaged in traditional community banking activities, which include commercial and retail lending, deposit gathering, investment and liquidity management activities. The Company’s primary deposit products are demand deposits, money market accounts and certificates of deposit and its primary lending products are commercial business and real estate, real estate mortgage and consumer loans.
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
The consolidated interim financial statements are unaudited, but include all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented. All such adjustments were of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. The consolidated balance sheet at December 31, 2020 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
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
Use of estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Accordingly, actual results could differ from those estimates. The material estimates included in the financial statements relate to the allowance for credit losses, the valuation of goodwill and valuation of assets and liabilities acquired in business combinations.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Accounting changes: On January 1, 2020, ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) (ASC 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), as amended, became effective for the Company. ASU 2016-13 replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance-sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments). The CECL model requires the measurement of all expected credit losses on applicable financial assets based on historical experience, current conditions, and reasonable and supportable forecasts. In addition, ASU 2016-13 includes certain changes to the accounting for available-for-sale securities such as requiring credit-related impairments to be recognized as an allowance for credit losses rather than as a direct write-down of the securities amortized cost basis when management does not intend to sell or believes that it is more likely than not they will be required to sell securities prior to recovery of the securities amortized cost basis.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed by the President of the United States that included an option for financial institutions to delay the implementation of ASU 2016-13 until the earlier of the termination date of the national emergency declaration by the President or December 31, 2020. On December 27, 2020, the Consolidated Appropriations Act, 2021 (Act 2021), was signed into law which further extended the implementation date of CECL to the earlier of the first day of the entity’s fiscal year that begins after the date on which the COVID-19 national emergency terminates or January 1, 2022. Under this option, the Company elected to delay implementation of ASU 2016-13 and calculated and recorded its provision for loan losses under the incurred loss model that existed prior to ASU 2016-13 for the year ended December 31, 2020. With regard to Act 2021 amendments, the SEC staff indicated it would not object to a registrant early adopting on December 31, 2020, retrospective to January 1, 2020, or January 1, 2021, effective as of January 1, 2021. Under this guidance, the Company elected to adopt ASU 2016-13 with an effective implementation date of January 1, 2021.
The Company adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. As a result of this adoption, the Company recognized a cumulative effect reduction to retained earnings totaling $53,880, net of a recorded deferred tax asset of $15,113, and reclassed $13,035 of allowance for credit loss related to financial assets purchased with credit deterioration (PCD) that were previously classified as purchased credit impaired (PCI) and accounted for under ASC 310-30 as discussed below. Results for periods beginning after January 1, 2021 are presented in accordance with ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP.
The Company adopted ASU 2016-13 using the prospective transition approach for PCD assets. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2021, the amortized cost basis of the PCD assets were adjusted to reflect the addition of the allowance for credit losses. The remaining noncredit discount (based on the adjusted amortized cost basis) will be accreted into interest income at the effective interest rate as of January 1, 2021.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The following table illustrates the impact of ASU 2016-13 on the allowances for credit losses as of January 1, 2021, the date of adoption:

	January 1, 2021
	Pre-Adoption Allowance	Impact of Adoption	Post-Adoption Allowance
Assets:
Allowance for credit losses on Loans:
Commercial	$27,311	$17,103	$44,414
Commercial real estate, construction, land and land development	50,123	59,683	109,806
Residential real estate	6,786	(2,115)	4,671
Single-family interim construction	2,156	7,179	9,335
Agricultural	337	(178)	159
Consumer	442	(110)	332
Other	242	(224)	18
Unallocated	423	(423)	—
	$87,820	$80,915	$168,735
Liabilities:
Allowance for credit losses on off-balance-sheet credit exposures	$—	$1,113	$1,113
In connection with the adoption of ASC 326, the Company revised certain accounting policies and implemented certain accounting policy elections. The revised accounting policies are described below.
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
Allowance for credit losses - available-for-sale securities: For available-for-sale securities in an unrealized loss position, the Company first assesses whether it intends to sell or it is more-likely-than-not that we will be required to sell the securities before recovery of the amortized cost basis. If either of these criteria is met, the securities amortized cost basis is written down to fair value as a current period expense. If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making this assessment, management may consider various factors including the extent to which fair value is less than amortized cost, performance of any underlying collateral and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any excess of the amortized cost basis over the present value of expected cash flows is recorded as an allowance for credit loss, limited to the amount by which the fair value is less than the amortized cost basis. Any impairment not recorded through an allowance for credit loss is recognized in other comprehensive income as a non credit-related impairment.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Management has made a policy election to exclude accrued interest receivable on available-for-sale securities from the estimate of credit losses and report accrued interest separately in other assets in the consolidated balance sheets. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit losses. Available-for-sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met.
Acquired loans: Loans acquired in connection with a business combination are recorded at their acquisition-date fair value. The allowance for credit losses related to the acquired loan portfolio is not carried over. Acquired loans are classified into two categories based on the credit risk characteristics of the underlying borrowers as either purchased credit deteriorated (PCD) loans, or loans with no evidence of credit deterioration (non-PCD).
PCD loans are defined as a loan or pool of loans that have experienced more-than-insignificant credit deterioration since the origination date. For PCD loans, an initial allowance is established on the acquisition date using the same methodology as other loans held for investment and combined with the fair value of the loan to arrive at acquisition date amortized cost. Accordingly, no provision for credit losses is recognized on PCD loans at the acquisition date. Subsequent to the acquisition date, changes to the allowance are recognized in the provision for credit losses.
Non-PCD loans are pooled into segments together with originated held for investment loans that share similar risk characteristics and have an allowance established on the acquisition date, which is recognized in the current period provision for credit losses.
Determining the fair value of the acquired loans involves estimating the principal and interest payment cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. For PCD loans, the non-credit discount or premium is allocated to individual loans as determined by the difference between the loan’s unpaid principal balance and amortized cost basis. The non-credit premium or discount is recognized into interest income on a level yield basis over the remaining expected life of the loan. For non-PCD loans, the fair value discount or premium is allocated to individual loans and recognized into interest income on a level yield basis over the remaining expected life of the loan.
Prior to January 1, 2021, loans acquired in a business combination that had evidence of credit impairment and for which it was probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable were considered PCI. PCI loans were accounted for individually or aggregated into pools of loans based on common risk characteristics such as credit grade, loan type, and date of origination.
Loans, net: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance, net of unearned interest, purchase premiums and discounts, deferred loan fees or costs and an allowance for credit losses. Loan origination fees, net of direct origination costs, are deferred and recognized as an adjustment to the related loan yield using the effective interest method without anticipating prepayments. Further information regarding the Company's accounting policies related to past due loans, non-accrual loans, collateral dependent loans and troubled debt restructurings is presented in Note 4 - Loans, Net and Allowance for Credit Losses on Loans.
Allowance for credit losses on loans: In accordance with ASC 326, the allowance for credit losses on loans is a valuation account that is deducted from the amortized cost basis of loans to present management's best estimate of the net amount expected to be collected on the loans. Loans are charged against the allowance for credit losses when management believes that collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance is increased by provisions reported in the income statement as a component of provision for credit losses. Management has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses and reports accrued interest separately in other assets in the consolidated balance sheets. Further information regarding Company policies and methodology used to estimate the allowance for credit losses on loans is presented in Note 4 - Loans, Net and Allowance for Credit Losses on Loans.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Allowance for credit losses on off-balance-sheet credit exposures: The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if we have the unconditional right to cancel the obligation. The allowance is reported as a component of other liabilities in the consolidated balance sheets. Adjustments to the allowance are reported in the income statement as a component of provision for credit losses. Further information regarding Company policies and methodology used to estimate the allowance for credit losses on off-balance-sheet credit exposures is presented in Note 5 - Off-Balance Sheet Arrangements, Commitments and Contingencies.
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
Earnings per share: Basic earnings per common share is calculated as net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. The unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under participating nonvested restricted stock awards as well as performance stock units (PSUs). The participating nonvested common stock was not included in dilutive shares as it was anti-dilutive for the three months ended March 31, 2021. Proceeds from the assumed exercise of dilutive participating nonvested restricted stock awards and PSUs are assumed to be used to repurchase common stock at the average market price.
The following table presents a reconciliation of net income available to common shareholders and the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended March 31,
	2021	2020
Basic earnings per share:
Net income	$59,980	$44,167
Less:
Undistributed earnings allocated to participating securities	487	209
Dividends paid on participating securities	134	68
Net income available to common shareholders	$59,359	$43,890
Weighted average basic shares outstanding	42,731,456	42,741,399
Basic earnings per share	$1.39	$1.03
Diluted earnings per share:
Net income available to common shareholders	$59,359	$43,890
Total weighted average basic shares outstanding	42,731,456	42,741,399
Add dilutive performance stock units	44,321	—
Add dilutive participating securities	—	8,559
Total weighted average diluted shares outstanding	42,775,777	42,749,958
Diluted earnings per share	$1.39	$1.03
Anti-dilutive participating securities	202,811	—

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

	Three Months Ended March 31,
	2021	2020
Cash transactions:
Interest expense paid	$21,785	$35,400
Income taxes paid	$8	$—
Noncash transactions:
Deferred dividend equivalents	$82	$—
Transfers of loans to other real estate owned	$—	$3,914
Loans to facilitate the sale of other real estate owned	$—	$1,564
Securities purchased, not yet settled	$5,000	$—
Right-of-use assets obtained in exchange for lease liabilities	$57	$—
Transfer of premises and equipment to other assets	$88	$—

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Note 3. Securities Available for Sale
Securities available for sale have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at March 31, 2021 and December 31, 2020 are as follows:

	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
March 31, 2021
U.S. treasuries	$33,051	$1,401	$—	$34,452
Government agency securities	295,580	2,806	(8,746)	289,640
Obligations of state and municipal subdivisions	373,045	16,044	(1,233)	387,856
Corporate bonds	28,494	580	(79)	28,995
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	552,910	17,777	(4,873)	565,814
Other securities	1,200	—	—	1,200
	$1,284,280	$38,608	$(14,931)	$1,307,957
December 31, 2020
U.S. treasuries	$43,060	$1,648	$—	$44,708
Government agency securities	247,764	3,169	(1,916)	249,017
Obligations of state and municipal subdivisions	373,017	20,168	(20)	393,165
Corporate bonds	21,496	608	(2)	22,102
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	421,916	21,678	(93)	443,501
Other securities	1,200	—	—	1,200
	$1,108,453	$47,271	$(2,031)	$1,153,693
____________
(1) Excludes accrued interest receivable of $5,206 and $6,242 at March 31, 2021 and December 31, 2020, respectively, that is recorded in other assets on the accompanying consolidated balance sheets.
Securities with a carrying amount of approximately $779,138 and $738,519 at March 31, 2021 and December 31, 2020, respectively, were pledged primarily to secure deposits.
Proceeds from sale of securities available for sale and gross gains and gross losses for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Proceeds from sale	$—	$13,100
Gross gains	$—	$359
Gross losses	$—	$3

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The amortized cost and estimated fair value of securities available for sale at March 31, 2021, by contractual maturity, are shown below. Maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2021
	Securities Available for Sale
	Amortized Cost (1)	Fair Value
Due in one year or less	$27,652	$27,986
Due from one year to five years	137,914	143,780
Due from five to ten years	247,804	249,486
Thereafter	318,000	320,891
	731,370	742,143
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	552,910	565,814
	$1,284,280	$1,307,957
____________
(1) Excludes accrued interest receivable of $5,206 and $6,242 at March 31, 2021 and December 31, 2020, respectively, that is recorded in other assets on the accompanying consolidated balance sheets.
The number of securities, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2021 and December 31, 2020, are summarized as follows:

	Less Than 12 Months			Greater Than 12 Months			Total
Description of Securities	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Securities Available for Sale
March 31, 2021
Government agency securities	31	$181,215	$(8,746)	—	$—	$—	$181,215	$(8,746)
Obligations of state and municipal subdivisions	12	46,956	(1,233)	—	—	—	46,956	(1,233)
Corporate bonds	3	5,421	(79)	—	—	—	5,421	(79)
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	33	188,714	(4,873)	—	—	—	188,714	(4,873)
	79	$422,306	$(14,931)	—	$—	$—	$422,306	$(14,931)
December 31, 2020
Government agency securities	20	112,897	(1,916)	—	—	—	112,897	(1,916)
Obligations of state and municipal subdivisions	2	3,786	(20)	—	—	—	3,786	(20)
Corporate bonds	1	998	(2)	—	—	—	998	(2)
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	10	41,344	(93)	—	—	—	41,344	(93)
	33	$159,025	$(2,031)	—	$—	$—	$159,025	$(2,031)

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
At March 31, 2021, management's review of all available for sale securities at an unrealized loss position determined that the losses resulted from factors not related to credit quality. This conclusion is based on management's analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors for each security type in our portfolio. The unrealized losses are generally due to increases in market interest rates. Furthermore, the Company has the intent to hold these securities until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their cost basis. As such, there is no allowance for credit losses on available for sale securities recognized as of March 31, 2021.

Note 4. Loans, Net and Allowance for Credit Losses on Loans
Loans, net, at March 31, 2021 and December 31, 2020, consisted of the following:

	March 31,	December 31,
	2021	2020
Commercial	$3,596,654	$3,902,266
Real estate:
Commercial	6,194,353	6,096,676
Commercial construction, land and land development	1,206,350	1,245,801
Residential	1,310,371	1,352,465
Single-family interim construction	312,975	326,575
Agricultural	74,820	85,014
Consumer	74,923	66,952
Other	311	346
Total loans (1)(2)	12,770,757	13,076,095
Deferred loan fees, net(1)	—	(10,037)
Allowance for credit losses	(165,827)	(87,820)
Total loans, net(2)	$12,604,930	$12,978,238
____________
(1) Loan class amounts are shown at amortized cost, net of deferred loan fees of $15,450 in accordance with ASC 326 at March 31, 2021 and shown at recorded investment at December 31, 2020.
(2) Excludes accrued interest receivable of $54,683 and $54,328 at March 31, 2021 and December 31, 2020, respectively, that is recorded in other assets on the accompanying consolidated balance sheets.
Loans with carrying amounts of $6,721,999 and $6,743,350 at March 31, 2021 and December 31, 2020, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity and Federal Reserve Bank discount window borrowing capacity.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. The Company’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. These cash flows, however, may not be as expected and the value of collateral securing the loans may fluctuate. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short term loans may be made on an unsecured basis. Additionally, our commercial loan portfolio includes loans made to customers in the energy industry, which is a complex, technical and cyclical industry. Experienced bankers with specialized energy lending experience originate our energy loans. Companies in this industry produce, extract, develop, exploit and explore for oil and natural gas. Loans are primarily collateralized with proven producing oil and gas reserves based on a technical evaluation of these reserves. At March 31, 2021 and December 31, 2020, there were approximately $202,145 and $205,496, of energy related loans outstanding, respectively. The Company has a mortgage warehouse purchase program providing mortgage inventory financing for residential mortgage loans originated by mortgage banker clients across a broad geographic scale. Proceeds from the sale of mortgages is the primary source of repayment for warehouse inventory financing via approved investor takeout commitments. These loans typically have a very short duration ranging between a few days to 15 days. In some cases, loans to larger mortgage originators may be financed for up to 60 days. These loans are reported as commercial loans since the loans are secured by notes receivable, not real estate. As of March 31, 2021 and December 31, 2020, mortgage warehouse purchase loans outstanding totaled $1,105,699 and $1,453,797, respectively.
With the passage of the CARES Act Paycheck Protection Program (PPP), administered by the Small Business Administration (SBA), the Company has participated in originating loans to its customers through the program. PPP loans have terms of two to five years and earn interest at 1%. In return for processing and funding loans, the SBA paid the lenders a processing fee tiered by the size of the loan. At March 31, 2021 and December 31, 2020, there were approximately $912,176 and $804,397 in PPP loans outstanding included in the commercial loan portfolio, respectively. In addition, the Company has recorded net deferred fees associated with PPP loans of $14,533 and $9,770 as of March 31, 2021 and December 31, 2020, respectively. Based on published program guidelines, these loans funded through the PPP are fully guaranteed by the U.S. government. Management believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program with any remaining balances, after the forgiveness of any amounts, still fully guaranteed by the SBA.
Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. Management monitors the diversification of the portfolio on a quarterly basis by type and geographic location. Management also tracks the level of owner occupied property versus non-owner occupied property. At March 31, 2021, the portfolio consisted of approximately 28% of owner occupied property.
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
Most of the Company’s lending activity occurs within the State of Texas, primarily in the north, central and southeast Texas regions and the State of Colorado, specifically along the Front Range area. As of March 31, 2021, loans in the Colorado region represented about 27% of the total portfolio. A large percentage of the Company’s portfolio consists of commercial and residential real estate loans. As of March 31, 2021 and December 31, 2020, there were no concentrations of loans related to a single industry in excess of 10% of total loans.
On January 1, 2021, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) (ASC 326). Under ASC 326, the allowance for credit losses is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged off against the allowance when they are deemed uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. The amount of the allowance represents management's best estimate of current expected credit losses on loans considering available information relevant to assessing collectibility over the loans' contractual terms, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies: management has a reasonable expectation that a troubled debt restructuring will be executed with an individual borrower, or the extension or renewal options are included in the borrower contract and are not unconditionally cancellable by the Company.
The Company's allowance balance is estimated using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, credit quality, or term as well as for changes in environmental conditions, such as changes in unemployment rates, gross domestic product, property values or other relevant factors. The Company utilizes Moody’s Analytics economic forecast scenarios and assigns probability weighting to those scenarios which best reflect management’s views on the economic forecast.
Management continually evaluates the allowance for credit losses based upon the factors noted above. Should any of the factors considered by management change, the Company’s estimate of credit losses could also change and would affect the level of future provision for credit losses. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While the calculation of the allowance for credit losses utilizes management’s best judgment and all the information available, the adequacy of the allowance for credit losses is dependent on a variety of factors beyond the Company’s control, including, among other things, the performance of the entire loan portfolio, the economy, changes in interest rates and the view of regulatory authorities towards loan classifications.
The allowance for credit losses is measured on a collective basis for portfolios of loans when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated for expected credit losses on an individual basis and excluded from the

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
collective evaluation. For determining the appropriate allowance for credit losses on a collective basis, the loan portfolio is segmented into pools based upon similar risk characteristics and a lifetime loss-rate model is utilized. For modeling purposes, loan pools include: commercial and industrial, energy, commercial real estate - construction/land development, commercial real estate - owner occupied, commercial real estate - non-owner occupied, agricultural, residential real estate, HELOCs, single-family interim construction, and consumer and other. Management periodically reassesses each pool to ensure the loans within the pool continue to share similar characteristics and risk profiles and to determine whether further segmentation is necessary. The measurement of expected credit losses is impacted by loan/borrower attributes and certain macroeconomic variables. Management has determined that they are reasonably able to forecast the macroeconomic variables used in the modeling processes with an acceptable degree of confidence for a total of two years then encompassing a reversion process whereby the forecasted macroeconomic variables are reverted to their historical mean utilizing a rational, systematic basis. Management qualitatively adjusts model results for risk factors that are not considered within the modeling processes but are nonetheless relevant in assessing the expected credit losses within the loan pools. These qualitative factor (Q-Factor) adjustments may increase or decrease management's estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk.
Loans exhibiting unique risk characteristics and requiring an individual allowance are generally identified at the servicing officer level based on review of weekly past due reports and/or the loan officer’s communication with borrowers. In addition, the status of past due loans are routinely discussed within each lending region as well as credit committee meetings to determine if classification is warranted. The Company’s internal loan review department has implemented an internal risk-based loan review process to identify potential internally classified loans that supplements the independent external loan review. External loan reviews cover a wide range of the loan portfolio, including large lending relationships, specifically targeted loan types, and if applicable recently acquired loan portfolios. As such, the external loan review generally covers loans exceeding $3,000. These reviews include analysis of borrower’s financial condition, payment histories, review of loan documentation and collateral values to determine if a loan should be internally classified. Generally, once classified, an analysis is completed by the credit department to determine the amount of allocated allowance for credit loss required. Expected credit losses for collateral dependent loans, including loans where the borrower is experiencing financial difficulty but foreclosure is not probable, are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.
Prior to the adoption of ASU 2016-13, the allowance for credit losses on loans was a contra-asset valuation account established through a provision for loan losses charged to expense, which represented management’s best estimate of inherent losses that had been incurred within the existing portfolio of loans. The allowance for credit losses on loans included allowance allocations calculated in accordance with ASC Topic 310, Receivables, and allowance allocations calculated in accordance with ASC Topic 450, Contingencies.
Following unprecedented declines caused by the pandemic and volatile energy prices, the Texas economy, specifically in the Company’s lending areas of north, central and southeast Texas, and the Colorado economy expanded at a moderate pace into the first quarter of 2021. Activity in the manufacturing and service sectors picked up in early February after stalling in January, while retail activity remained flat. Energy activity improved further. Overall, loan volume decreased slightly, though real estate lending continued to rise. Outlooks are generally positive, but uncertainty persisted with continued concerns about rising COVID-19 infection rates impacting the overall economic recovery mitigated slightly by optimism about the vaccine paving the way to a resumption of normal economic activity in 2021. The pandemic crisis has been impactful and the timing and magnitude of recovery cannot be predicted. The risk of loss associated with all segments of the portfolio could increase due to these factors.

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
The following is a summary of the activity in the allowance for credit losses on loans by class for the three months ended March 31, 2021 and 2020:

	Commercial	Commercial Real Estate, Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Unallocated	Total
Three months ended March 31, 2021
Balance at beginning of period	$27,311	$50,123	$6,786	$2,156	$337	$442	$242	$423	$87,820
Impact of adopting ASC 326	12,775	51,116	(2,255)	7,179	(178)	(110)	(224)	(423)	67,880
Initial allowance on loans purchased with credit deterioration	4,328	8,567	140	—	—	—	—	—	13,035
Provision for credit losses	4,501	(5,932)	(270)	(1,007)	(51)	36	223	—	(2,500)
Charge-offs	(70)	(301)	—	—	—	(18)	(57)	—	(446)
Recoveries	18	—	—	—	—	3	17	—	38
Balance at end of period	$48,863	$103,573	$4,401	$8,328	$108	$353	$201	$—	$165,827

Three months ended March 31, 2020
Balance at beginning of period	$12,844	$33,085	$3,678	$1,606	$332	$226	$5	$(315)	$51,461
Provision for credit losses	5,053	1,733	759	307	13	28	131	357	8,381
Charge-offs	(571)	(735)	—	(82)	—	(9)	(112)	—	(1,509)
Recoveries	16	—	—	—	—	18	36	—	70
Balance at end of period	$17,342	$34,083	$4,437	$1,831	$345	$263	$60	$42	$58,403
The Company will charge-off that portion of any loan which management considers a loss. Commercial and real estate loans are generally considered for charge-off when exposure beyond collateral coverage is apparent and when no further collection of the loss portion is anticipated based on the borrower’s financial condition.
The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific credit loss allocations, by loan class as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Loan Balance - Amortized Cost Basis	Specific Allocations	Loan Balance - Recorded Investment	Specific Allocations
Commercial	$44,933	$15,948	$39,298	$8,281
Commercial real estate, construction, land and land development	27,211	3,863	21,880	243
Residential real estate	—	—	2,550	—
Single-family Interim construction	—	—	—	—
Agricultural	—	—	613	—
Consumer	—	—	42	—
Other	—	—	—	—
	$72,144	$19,811	$64,383	$8,524

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Nonperforming loans by loan class at March 31, 2021 (at amortized cost) and December 31, 2020 (at recorded investment), are summarized as follows:

	Commercial	Commercial Real Estate, Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
March 31, 2021
Nonaccrual loans (1)	$32,912	$22,312	$2,289	$—	$551	$26	$—	$58,090
Loans past due 90 days and still accruing	316	—	—	—	—	—	—	316
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	—	1,786	173	—	—	—	—	1,959
	$33,228	$24,098	$2,462	$—	$551	$26	$—	$60,365
December 31, 2020 (2)
Nonaccrual loans	$25,898	$20,072	$2,372	$—	$613	$42	$—	$48,997
Loans past due 90 days and still accruing	433	—	—	—	—	—	—	433
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	—	1,808	178	—	—	—	—	1,986
	$26,331	$21,880	$2,550	$—	$613	$42	$—	$51,416
____________
(1) There are $3,016 in loans on nonaccrual without an allowance for credit loss as of March 31, 2021. Additionally, no interest income was recognized on nonaccrual loans. No significant amounts of accrued interest was reversed during the three months ended March 31, 2021.
(2) Excluded loans acquired with deteriorated credit quality under prior GAAP.
The accrual of interest is discontinued on a loan when management believes that, after considering collection efforts and other factors, the borrower's financial condition is such that collection of interest is doubtful, as well as when required by regulatory provisions. Regulatory provisions would typically require the placement of a loan on non-accrual status if 1) principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection or 2) full payment of principal and interest is not expected. All interest accrued but not collected for loans that are placed on nonaccrual status or charged-off is reversed against interest income. Cash collections on nonaccrual loans are generally credited to the loan receivable balance, and no interest income is recognized on those loans until the principal balance has been collected. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
The restructuring of a loan is considered a “troubled debt restructuring” (TDR) if both 1) the borrower is experiencing financial difficulties and 2) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, extending amortization and other actions intended to minimize potential losses. Modifications primarily relate to extending the amortization periods of the loans and interest rate concessions. The modifications during the reported periods did not materially impact the Company’s determination of the allowance for credit losses. The amortized cost basis and recorded investment in troubled debt restructurings, including those on nonaccrual, was $2,549 and $2,564 as of March 31, 2021 and December 31, 2020, respectively.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Following is a summary of loans modified under troubled debt restructurings during the three months ended March 31, 2021 and 2020:

	Commercial	Commercial Real Estate, Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Other	Total
Troubled debt restructurings during the three months ended March 31, 2021
Number of contracts	1	—	—	—	—	—	—	1
Pre-restructuring outstanding recorded investment	$49	$—	$—	$—	$—	$—	$—	$49
Post-restructuring outstanding recorded investment	$44	$—	$—	$—	$—	$—	$—	$44

Troubled debt restructurings during the three months ended March 31, 2020
Number of contracts	—	1	—	—	—	—	—	1
Pre-restructuring outstanding recorded investment	$—	$1,517	$—	$—	$—	$—	$—	$1,517
Post-restructuring outstanding recorded investment	$—	$1,517	$—	$—	$—	$—	$—	$1,517
At March 31, 2021 and 2020, there were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the three months ended March 31, 2021 and 2020, respectively.
At March 31, 2021 and 2020, the Company had no commitments to lend additional funds to any borrowers with loans whose terms have been modified under troubled debt restructurings.
Under ASC Subtopic 310-40 and federal banking agencies interagency guidance, certain short-term loan modifications made on a good faith basis in response to COVID-19 (as defined by the guidance) are not considered TDRs. Additionally, under section 4013 of the CARES Act, and as amended, banks may elect to suspend the requirement for certain loan modifications to be categorized as a TDR. In response to the COVID-19 pandemic, the Company has implemented prudent modifications allowing for primarily short-term payment deferrals or other payment relief to borrowers with pandemic-related economic hardships, where appropriate, that complies with the above guidance. As such, the Company's TDR loans noted above do not include loans that are modifications to borrowers impacted by COVID-19.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents information regarding the aging of past due loans by loan class as of March 31, 2021 (at amortized cost) and as of December 31, 2020 (at recorded investment):

	Loans 30-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Loans
March 31, 2021
Commercial	$1,185	$20,422	$21,607	$3,575,047	$3,596,654
Commercial real estate, construction, land and land development	6,223	15,844	22,067	7,378,636	7,400,703
Residential real estate	3,175	1,357	4,532	1,305,839	1,310,371
Single-family interim construction	355	—	355	312,620	312,975
Agricultural	37	—	37	74,783	74,820
Consumer	91	21	112	74,811	74,923
Other	—	—	—	311	311
	$11,066	$37,644	$48,710	$12,722,047	$12,770,757
December 31, 2020 (1)
Commercial	$3,243	$13,227	$16,470	$3,846,810	$3,863,280
Commercial real estate, construction, land and land development	2,453	16,790	19,243	7,152,247	7,171,490
Residential real estate	5,169	1,028	6,197	1,341,587	1,347,784
Single-family interim construction	—	—	—	326,575	326,575
Agricultural	—	1	1	84,896	84,897
Consumer	86	41	127	66,810	66,937
Other	—	—	—	346	346
	10,951	31,087	42,038	12,819,271	12,861,309
Acquired with deteriorated credit quality	624	3,219	3,843	210,943	214,786
	$11,575	$34,306	$45,881	$13,030,214	$13,076,095
____________
(1) Presented under prior GAAP.
The Company’s internal classified report is segregated into the following categories: 1) Pass/Watch, 2) Special Mention, 3) Substandard and 4) Doubtful. The loans placed in the Pass/Watch category reflect the Company’s opinion that the loans reflect potential weakness that requires monitoring on a more frequent basis. The loans in the Special Mention category reflect the Company’s opinion that the credit contains weaknesses which represent a greater degree of risk and warrant extra attention. These loans are reviewed monthly by officers and senior management to determine if a change in category is warranted. The loans placed in the Substandard category are considered to be potentially inadequately protected by the current debt service capacity of the borrower and/or the pledged collateral. These credits, even if apparently protected by collateral value, have shown weakness related to adverse financial, managerial, economic, market or political conditions, which may jeopardize repayment of principal and interest and may be considered impaired. There is a possibility that some future loss could be sustained by the Company if such weakness is not corrected. The Doubtful category includes loans that are in default or principal exposure is probable and the possibility of loss is extremely high.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The following summarizes the amortized cost basis of loans by year of origination/renewal and credit quality indicator by class of loan as of March 31, 2021:

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination						Revolving Loans
March 31, 2021	2021	2020	2019	2018	2017	Prior			Total
Commercial
Pass	$282,123	$937,698	$159,944	$138,458	$128,778	$156,849	$1,571,377	$3,269	$3,378,496
Pass/Watch	472	1,922	1,650	10,446	9,389	99	44,719	1,336	70,033
Special Mention	—	3,938	19,103	7,959	443	1,020	3,023	—	35,486
Substandard	13,148	851	33,434	8,178	9,262	17,383	18,474	—	100,730
Doubtful	—	—	1,745	—	—	—	10,164	—	11,909
Total commercial	$295,743	$944,409	$215,876	$165,041	$147,872	$175,351	$1,647,757	$4,605	$3,596,654

Commercial real estate
Pass	$396,430	$1,440,420	$968,483	$835,598	$746,267	$1,005,653	$62,697	$336	$5,455,884
Pass/Watch	47,331	47,901	70,961	81,980	34,548	73,083	1	499	356,304
Special Mention	7,960	54,141	40,520	77,624	52,831	54,845	—	—	287,921
Substandard	16,617	37,704	2,418	3,128	1,593	31,210	1,574	—	94,244
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$468,338	$1,580,166	$1,082,382	$998,330	$835,239	$1,164,791	$64,272	$835	$6,194,353

Commercial construction, land and land development
Pass	$151,932	$365,287	$310,392	$177,927	$25,629	$20,017	$9,647	$—	$1,060,831
Pass/Watch	1,984	4,659	28,682	18,227	10,397	272	—	—	64,221
Special Mention	—	16,205	15,981	—	9,999	—	—	—	42,185
Substandard	11,593	3,990	1,435	20,068	30	1,997	—	—	39,113
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction, land and land development	$165,509	$390,141	$356,490	$216,222	$46,055	$22,286	$9,647	$—	$1,206,350

Residential real estate
Pass	$77,163	$343,414	$270,486	$167,961	$127,440	$242,257	$59,961	$1,462	$1,290,144
Pass/Watch	649	594	1,419	423	548	5,860	65	—	9,558
Special Mention	1,398	1,154	—	133	260	1,174	230	—	4,349
Substandard	189	648	614	1,013	842	2,957	57	—	6,320
Doubtful	—	—	—	—	—	—	—	—	—
Total residential real estate	$79,399	$345,810	$272,519	$169,530	$129,090	$252,248	$60,313	$1,462	$1,310,371

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination						Revolving Loans
March 31, 2021	2021	2020	2019	2018	2017	Prior			Total
Single-family interim construction
Pass	$62,725	$209,338	$26,092	$363	$—	$380	$13,373	$—	$312,271
Pass/Watch	—	704	—	—	—	—	—	—	704
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total single-family interim construction	$62,725	$210,042	$26,092	$363	$—	$380	$13,373	$—	$312,975

Agricultural
Pass	$3,041	$21,531	$4,899	$10,382	$14,889	$6,620	$6,547	$—	$67,909
Pass/Watch	—	552	1,698	66	—	146	2,509	—	4,971
Special Mention	—	—	—	—	1,000	—	336	—	1,336
Substandard	2	—	—	—	—	602	—	—	604
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural	$3,043	$22,083	$6,597	$10,448	$15,889	$7,368	$9,392	$—	$74,820

Consumer
Pass	$2,486	$13,632	$3,893	$1,911	$758	$640	$51,464	$50	$74,834
Pass/Watch	—	—	—	—	4	—	—	—	4
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	32	7	—	13	33	—	—	85
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	$2,486	$13,664	$3,900	$1,911	$775	$673	$51,464	$50	$74,923

Other
Pass	$311	$—	$—	$—	$—	$—	$—	$—	$311
Pass/Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total other	$311	$—	$—	$—	$—	$—	$—	$—	$311

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
A summary of loans at recorded investment by credit quality indicator by class presented under prior GAAP as of December 31, 2020, is as follows:

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

Note 5. Off-Balance Sheet Arrangements, Commitments and Contingencies
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
At March 31, 2021 and December 31, 2020, the approximate amounts of these financial instruments were as follows:

	March 31,	December 31,
	2021	2020
Commitments to extend credit	$2,338,297	$2,268,216
Standby letters of credit	25,849	25,917
	$2,364,146	$2,294,133
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
Allowance For Credit Losses on Off-Balance Sheet Credit Exposures
The allowance for credit losses on off-balance-sheet credit exposures is calculated under ASC 326, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. Off-balance sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed in the table above. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur based on historical utilization rates. The allowance is included in other liabilities on the Company’s consolidated balance sheets.
The allowance for credit losses on off-balance-sheet commitments were as follows:

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$—	$—
Impact of CECL adoption	1,113	—
Provision for off-balance sheet credit exposure	—	—
Balance at end of period	$1,113	$—
Litigation
The Company is involved in certain legal actions arising from normal business activities. Management believes that the outcome of such proceedings will not materially affect the financial position, results of operations or cash flows of the Company. A legal proceeding that the Company believes could become material is described below.
The Bank is a party to a legal proceeding inherited in connection with its acquisition of BOH Holdings, Inc. and its subsidiary, Bank of Houston (BOH). The plaintiffs in the case are alleging that the Bank aided and abetted or participated in a fraudulent scheme. The Bank is pursuing insurance coverage for these claims, including reimbursement for defense costs. The Company believes the claims made in this lawsuit are without merit and is vigorously defending the lawsuit. The Company is unable to predict when the matter will be resolved, the ultimate outcome or potential costs or damages to be incurred.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Note 6. Income Taxes
Income tax expense for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
	2021	2020
Income tax expense for the period	$15,745	$10,836
Effective tax rate	20.8%	19.7%
The effective tax rates for 2021 and 2020 differ from the statutory federal tax rate of 21% largely due to tax exempt interest income earned on certain investment securities and loans, the nontaxable earnings on bank owned life insurance, nondeductible compensation, acquisition-related expenses, and state income tax. In addition, the lower effective tax rate for the three months ended March 31, 2020 is a result of a tax benefit recorded due to the net operating loss carryback provision allowed through the enactment of the CARES Act.

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Assets and Liabilities Measured on a Recurring Basis
The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of March 31, 2021 and December 31, 2020 by level within the ASC Topic 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2021
Assets:
Investment securities available for sale:
U.S. treasuries	$34,452	$—	$34,452	$—
Government agency securities	289,640	—	289,640	—
Obligations of state and municipal subdivisions	387,856	—	387,856	—
Corporate bonds	28,995	—	28,995	—
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	565,814	—	565,814	—
Other securities	1,200	—	1,200	—
Loans held for sale, fair value option elected (1)	53,930	—	53,930	—
Derivative financial instruments:
Interest rate lock commitments	2,158	—	2,158	—
Forward mortgage-backed securities trades	787	—	787	—
Loan customer counterparty	12,427	—	12,427	—
Financial institution counterparty	1,372	—	1,372	—
Liabilities:
Derivative financial instruments:
Interest rate lock commitments	52	—	52	—
Forward mortgage-backed securities trades	9	—	9	—
Loan customer counterparty	1,291	—	1,291	—
Financial institution counterparty	12,952	—	12,952	—
December 31, 2020
Assets:
Investment securities available for sale:
U.S. treasuries	$44,708	$—	$44,708	$—
Government agency securities	249,017	—	249,017	—
Obligations of state and municipal subdivisions	393,165	—	393,165	—
Corporate bonds	22,102	—	22,102	—
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	443,501	—	443,501	—
Other securities	1,200	—	1,200	—
Loans held for sale, fair value option elected (1)	71,769	—	71,769	—
Derivative financial instruments:
Interest rate lock commitments	3,515	—	3,515	—
Loan customer counterparty	20,159	—	20,159	—
Liabilities:
Derivative financial instruments:
Forward mortgage-backed securities trades	568	—	568	—
Financial institution counterparty	21,306	—	21,306	—
____________
(1)    At March 31, 2021 and December 31, 2020, loans held for sale for which the fair value option was elected had an aggregate outstanding principal balance of $53,030 and $68,670, respectively. There were no mortgage loans held for sale under the fair value option that were 90 days or greater past due or on nonaccrual at March 31, 2021.

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Assets and Liabilities Measured on a Nonrecurring Basis
In accordance with ASC Topic 820, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at March 31, 2021 and December 31, 2020, for which a nonrecurring change in fair value has been recorded:

		Fair Value Measurements at Reporting Date Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Period Ended Total Losses
March 31, 2021
Assets:
Individually evaluated loans	$12,481	$—	$—	$12,481	$2,773

December 31, 2020
Assets:
Individually evaluated loans	$16,903	$—	$—	$16,903	$13,041
Individually evaluated loans (loans which are not expected to repay all principal and interest amounts due in accordance with the original contractual terms) are measured at an observable market price (if available) or at the fair value of the loan’s collateral (if collateral dependent). Fair value of the loan’s collateral is determined by appraisals or independent valuation, which is then adjusted for the estimated costs related to liquidation of the collateral. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. In addition, management's discounting criteria may vary for loans secured by non-real estate collateral such as inventory, oil and gas reserves, accounts receivable, equipment or other business assets. Therefore, the Company has categorized its individually evaluated loans as Level 3.
Other real estate is measured at fair value on a nonrecurring basis (upon initial recognition or subsequent impairment). Other real estate is classified within Level 3 of the valuation hierarchy. When transferred from the loan portfolio, other real estate is adjusted to fair value less estimated selling costs and is subsequently carried at the lower of carrying value or fair value less estimated selling costs. The fair value is determined using an external appraisal process, discounted based on internal criteria. Therefore, the Company has categorized its other real estate as Level 3. There was no other real estate owned remeasured during the three months ended March 31, 2021 and the year ended December 31, 2020.
In addition, mortgage loans held for sale not recorded under the fair value option are required to be measured at the lower of cost or fair value. The fair value of these loans is based upon binding quotes or bids from third party investors. As of March 31, 2021 and December 31, 2020, all mortgage loans held for sale not recorded under the fair value option were recorded at cost.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Fair Value of Financial Instruments not Recorded at Fair Value
The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instruments that are reported at amortized cost on the Company's consolidated balance sheets were as follows at March 31, 2021 and December 31, 2020:

			Fair Value Measurements at Reporting Date Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2021
Financial assets:
Cash and cash equivalents	$2,416,870	$2,416,870	$2,416,870	$—	$—
Certificates of deposit held in other banks	4,482	4,569	—	4,569	—
Loans held for sale, at cost	3,869	3,963	—	3,963	—
Loans, net	12,604,930	12,809,647	—	—	12,809,647
FHLB of Dallas stock and other restricted stock	20,338	20,338	—	20,338	—
Accrued interest receivable	59,896	59,896	—	59,896	—
Financial liabilities:
Deposits	14,803,792	14,810,771	—	14,810,771	—
Accrued interest payable	3,654	3,654	—	3,654	—
FHLB advances	375,000	366,583	—	366,583	—
Other borrowings	308,350	327,350	—	327,350	—
Junior subordinated debentures	54,072	41,292	—	41,292	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2020
Financial assets:
Cash and cash equivalents	$1,813,987	$1,813,987	$1,813,987	$—	$—
Certificates of deposit held in other banks	4,482	4,595	—	4,595	—
Loans held for sale, at cost	10,878	11,138	—	11,138	—
Loans, net	12,978,238	13,093,698	—	—	13,093,698
FHLB of Dallas stock and other restricted stock	20,305	20,305	—	20,305	—
Accrued interest receivable	60,581	60,581	—	60,581	—
Financial liabilities:
Deposits	14,398,927	14,407,596	—	14,407,596	—
Accrued interest payable	7,397	7,397	—	7,397	—
FHLB advances	375,000	371,175	—	371,175	—
Other borrowings	312,175	327,150	—	327,150	—
Junior subordinated debentures	54,023	42,624	—	42,624	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

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
The following table provides the outstanding notional balances and fair values of outstanding derivative positions at March 31, 2021 and December 31, 2020:

	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
March 31, 2021
Interest rate lock commitments	$90,496	$2,158	$52
Forward mortgage-backed securities trades	80,000	787	9
Commercial loan interest rate swaps:
Loan customer counterparty	323,760	12,427	1,291
Financial institution counterparty	323,760	1,372	12,952

December 31, 2020
Interest rate lock commitments	$116,795	$3,515	$—
Forward mortgage-backed securities trades	104,000	—	568
Commercial loan interest rate swaps:
Loan customer counterparty	335,370	20,159	—
Financial institution counterparty	335,370	—	21,306

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding were as follows:

	Weighted Average Interest Rate
	March 31, 2021		December 31, 2020
	Received	Paid	Received	Paid
Loan customer counterparty	4.08%	2.28%	4.08%	2.32%
The credit exposure related to interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $13,799 at March 31, 2021. In some cases collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. At March 31, 2021, cash of $23,293 and securities of $6,404 were pledged as collateral for these derivatives.
The Company has entered into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which the Company is either a participant or a lead bank. Risk participation agreements entered into as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. The Company is party to one risk participation agreement as a participant bank having a notional amount of $5,510 at March 31, 2021. Risk participation agreements entered into as the lead bank provide credit protection to the Company should the borrower fail to perform on its interest rate derivative contract. The Company is party to one risk participation agreement as the lead bank having a notional amount of $9,541 at March 31, 2021.
The changes in the fair value of interest rate lock commitments and the forward sales of mortgage-backed securities are recorded in mortgage banking revenue. These gains and losses were not attributable to instrument-specific credit risk. For interest rate swaps, because the Company acts as an intermediary for our customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on the results of operations.
Income (loss) for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
	2021	2020
Derivatives not designated as hedging instruments
Interest rate lock commitments	$(1,409)	$551
Forward mortgage-backed securities trades	1,346	(1,252)

Note 9. Stock Awards
The Company grants common stock awards to certain employees of the Company. In connection with the Company's initial public offering in April 2013, the Board of Directors adopted the 2013 Equity Incentive Plan (2013 Plan). All stock awards issued under expired plans prior to 2013 are fully vested. Under the 2013 Plan, the Compensation Committee may grant awards to certain employees of the Company in the form of restricted stock, restricted stock rights, restricted stock units, qualified and nonqualified stock options, performance share awards and other equity-based awards. The 2013 Plan, as amended, has 2,300,000 reserved shares of common stock to be awarded by the Company’s compensation committee. As of March 31, 2021, there were 1,071,629 shares remaining available for grant for future awards.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The shares currently issued under the 2013 Plan are restricted stock awards and performance stock units. Restricted stock awarded to employees vest evenly over the required employment period, generally ranging from one to five years. Performance stock units awarded generally have a three to four year cliff vesting period. As defined in the plan, outstanding awards may immediately vest upon a change-in-control in the Company. Restricted stock granted under the 2013 Plan are issued at the date of grant and receive dividends. Performance stock units are eligible to receive dividend equivalents as such dividends are declared on the Company's common stock during the performance period. Equivalent dividend payments are based upon the number of shares issued under each performance award and are deferred until such time that the units vest and the shares are issued.
Restricted Stock Awards
The following table summarizes the activity in nonvested restricted stock awards for the three months ended March 31, 2021 and 2020:

Restricted Stock Awards	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2020	468,800	$49.01
Granted during the period	83,494	63.36
Vested during the period	(106,107)	56.51
Forfeited during the period	(4,506)	53.26
Nonvested shares, March 31, 2021	441,681	$49.88

Nonvested shares, December 31, 2019	284,861	$58.63
Granted during the period	94,177	53.48
Vested during the period	(78,599)	57.94
Nonvested shares, March 31, 2020	300,439	$57.19
Compensation expense related to these awards is recorded based on the fair value of the award at the date of grant and totaled $2,496 and $1,882 for the three months ended March 31, 2021 and 2020, respectively. Compensation expense is recorded in salaries and employee benefits in the accompanying consolidated statements of income. At March 31, 2021, future compensation expense is estimated to be $18,378 and will be recognized over a remaining weighted average period of 2.55 years.
The fair value of common stock awards that vested during the three months ended March 31, 2021 and 2020 was $6,875 and $4,198, respectively. The Company has recorded $(194) and $80 in excess tax (benefit) expense on vested restricted stock to income tax expense for the three months ended March 31, 2021 and 2020, respectively.
There were no modifications of stock agreements during the three months ended March 31, 2021 and 2020 that resulted in significant additional incremental compensation costs.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
At March 31, 2021, the future vesting schedule of the nonvested restricted stock awards is as follows:

First year	174,575
Second year	131,015
Third year	83,160
Fourth year	52,731
Fifth year	200
Total nonvested shares	441,681
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
The following table summarizes the activity in nonvested performance stock units at target award level for the three months ended March 31, 2021:

Performance-based Restricted Stock Units	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2020	89,300	$38.29
Granted during the period	20,198	62.58
Nonvested shares, March 31, 2021	109,498	$42.77
Compensation expense related to performance stock units is estimated each period based on the fair value of the target stock unit at the grant date and the most probable level of achievement of the performance condition, adjusted for the passage of time within the vesting periods of the awards. As of March 31, 2021, the unrecognized compensation expense assuming the target attainment was $3,964, while the maximum payout rate was $6,315. The remaining performance period over which the expense will be recognized is 3.13 years. Compensation expense related to these awards was $710 for the three months ended March 31, 2021.

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
As discussed in Note 1 - Summary of Significant Accounting Policies, in connection with the adoption of ASC 326, the Company recognized an after-tax cumulative effect reduction to retained earnings of $53,880 on January 1, 2021. In February 2019, the federal bank regulatory agencies issued a final rule that revised certain capital regulations under CECL and included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of CECL on their regulatory capital ratios (three-year transition option). The Company elected to adopt the three-year transition option and the deferral has been applied in the March 31, 2021 capital ratios presented below.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Common Equity Tier 1 (CET1) and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2021 and December 31, 2020, the Company and the Bank meet all capital adequacy requirements to which they are subject, including the capital buffer requirement.
As of March 31, 2021 and December 31, 2020, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk based, CET1, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Bank’s category.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The following table presents actual capital amounts and required ratios under Basel III Capital Rules for the Company and Bank as of March 31, 2021 and December 31, 2020.

	Actual		Minimum Capital Required - Basel III		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2021
Total capital to risk weighted assets:
Consolidated	$1,874,814	14.13%	$1,393,602	10.50%	N/A	N/A
Bank	1,904,255	14.35	1,393,159	10.50	$1,326,819	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	1,507,307	11.36	1,128,154	8.50	N/A	N/A
Bank	1,802,748	13.59	1,127,796	8.50	1,061,455	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	1,451,707	10.94	929,068	7.00	N/A	N/A
Bank	1,802,748	13.59	928,773	7.00	862,432	6.50
Tier 1 capital to average assets:
Consolidated	1,507,307	9.01	668,972	4.00	N/A	N/A
Bank	1,802,748	10.78	668,786	4.00	835,983	5.00

December 31, 2020
Total capital to risk weighted assets:
Consolidated	$1,825,661	13.32%	$1,438,939	10.50%	N/A	N/A
Bank	1,864,240	13.61	1,438,385	10.50	$1,369,891	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	1,471,841	10.74	1,164,855	8.50	N/A	N/A
Bank	1,776,420	12.97	1,164,407	8.50	1,095,913	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	1,416,241	10.33	959,293	7.00	N/A	N/A
Bank	1,776,420	12.97	958,924	7.00	890,429	6.50
Tier 1 capital to average assets:
Consolidated	1,471,841	9.12	645,730	4.00	N/A	N/A
Bank	1,776,420	11.01	645,539	4.00	806,924	5.00
Stock repurchase program: From time to time, the Company's board of directors has authorized stock repurchase programs which allow the Company to purchase its common stock generally over a one-year period at various prices in the open market or in privately negotiated transactions. On October 22, 2020, the Company's board of directors authorized a $150,000 stock repurchase program allowing the Company to purchase shares of its common stock through October 31, 2021. Under this program, the Company repurchased 109,548 shares at a total cost of $5,660 in 2020. There were no shares repurchased under this plan for the three months ended March 31, 2021, or for the three months ended March 31, 2020 under a prior plan. In July 2019, the federal bank regulators adopted final rules that, among other things, eliminated the standalone prior approval requirement for any repurchase of common stock. However, the Company remains subject to a Federal Reserve Board guideline that requires consultation with the Federal Reserve regarding plans for share repurchases on a quarterly basis. The Company’s repurchases of its common stock may be subject to a prior approval or notice requirement under other regulations, policies or supervisory expectations of the Federal Reserve Board. Any redemption or repurchase of preferred stock or subordinated debt remains subject to the prior approval of the Federal Reserve Board.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Company stock repurchased to settle employee tax withholding related to vesting of stock awards totaled 22,835 shares at a total cost of $1,489, and 2,629 shares at a total cost of $145 for the three months ended March 31, 2021 and 2020, respectively, and were not included under the repurchase program.

Note 11. Subsequent Event
Declaration of Dividends
On April 22, 2021, the Company declared a quarterly cash dividend in the amount of $0.32 per share of common stock to the stockholders of record on May 6, 2021. The dividend will be paid on May 20, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward Looking Statements
The Quarterly Report on Form 10-Q, our other filings with the SEC, and other press releases, documents, reports and announcements that we make, issue or publish may contain statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and other related federal security laws. These forward-looking statements include information about our possible or assumed future results of operations, including our future revenues, income, expenses, provision for taxes, effective tax rate, earnings per share and cash flows, our future capital expenditures and dividends, our future financial condition and changes therein, including changes in our loan portfolio and allowance for credit losses, our future capital structure or changes therein, the plan and objectives of management for future operations, our future or proposed acquisitions, the future or expected effect of acquisitions on our operations, results of operations and financial condition, our future economic performance and the statements of the assumptions underlying any such statement. Such statements are typically, but not exclusively, identified by the use in the statements of words or phrases such as “aim,” “anticipate,” “estimate,” “expect,” “goal,” “guidance,” “intend,” “is anticipated,” “is estimated,” “is expected,” “is intended,” “objective,” “plan,” “projected,” “projection,” “will affect,” “will be,” “will continue,” “will decrease,” “will grow,” “will impact,” “will increase,” “will incur,” “will reduce,” “will remain,” “will result,” “would be,” variations of such words or phrases (including where the word “could,” “may” or “would” is used rather than the word “will” in a phrase) and similar words and phrases indicating that the statement addresses some future result, occurrence, plan or objective. The forward-looking statements that we make are based on the Company's current expectations and assumptions regarding its business, the economy, and other future conditions. Because forward-looking statements relate to future results and occurrences, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. The Company’s actual results may differ materially from those contemplated by the forward looking statements, which are neither statements of historical fact nor guarantees or assurances of future performance. Many possible events or factors could affect our future financial results and performance and could cause those results or performance to differ materially from those expressed in the forward-looking statements. These possible events or factors include, but are not limited to:
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
•inaccuracy of the assumptions and estimates that the managements of our Company and the financial institutions that we acquire make in establishing reserves for credit losses and other estimates generally, and specifically as a result of the effect of the COVID-19 pandemic;
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
•governmental monetary and fiscal policies;
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
•the quality of the assets of financial institutions and companies that we have acquired in the recent past or may acquire in the future being different than we determined or determine in our due diligence investigation in connection with the acquisition of such financial institutions and any inadequacy of credit loss reserves relating to, and exposure to unrecoverable losses on, loans acquired;
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
•the other factors that are described or referenced in Part I, Item 1A, of the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2021, under the caption “Risk Factors”; and
•other economic, competitive, governmental, regulatory, technological and geopolitical factors affecting the Company’s operations, pricing and services.
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

Overview
This Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations analyzes the major elements of the Company’s financial condition and results of operation as reflected in the interim consolidated financial statements and accompanying notes appearing in this Quarterly Report on Form 10-Q. This section should be read in conjunction with the Company’s interim consolidated financial statements and accompanying notes included elsewhere in this report and with the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2020.
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
As of March 31, 2021, the Company operated 93 full service banking locations in north, central and southeast Texas regions, and along the Colorado Front Range region, with 61 Texas locations and 32 Colorado locations.
The Company’s headquarters are located at 7777 Henneman Way, McKinney, Texas 75070 and its telephone number is (972) 562-9004. The Company’s website address is www.ibtx.com. Information contained on the Company’s website is not incorporated by reference into this Quarterly Report on Form 10-Q and is not part of this or any other report.
The Company’s principal business is lending to and accepting deposits from businesses, professionals and individuals. The Company conducts all of the Company’s banking operations through its principal bank subsidiary. The Company derives its income principally from interest earned on loans and, to a lesser extent, income from securities available for sale. The Company also derives income from non-interest sources, such as fees received in connection with various deposit services, mortgage banking operations and investment advisory services. From time to time, the Company also realizes gains on the sale of assets. The Company’s principal expenses include interest expense on interest-bearing customer deposits, advances from the Federal Home Loan Bank of Dallas (FHLB) and other borrowings, operating expenses such as salaries, employee benefits, occupancy costs, communication and technology costs, expenses associated with other real estate owned, other administrative expenses, amortization of intangibles, acquisition expenses, provisions for credit losses and the Company’s assessment for FDIC deposit insurance.
Recent Developments
NEW ACCOUNTING STANDARD
As discussed in Note 1 - Summary of Significant Accounting Policies, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) (ASC 326): Measurement of Credit Losses on Financial Instruments on January 1, 2021, pursuant to the delayed adoption allowable under the CARES Act. Upon adoption of CECL, the Company recorded an increase of $80.9 million to the allowance for credit losses for loans and $1.1 million to the allowance for credit losses for unfunded commitments. In addition, the Company recognized a cumulative effect reduction to retained earnings totaling $53.9 million, net of a recorded deferred tax asset of $15.1 million, and reclassed $13.0 million of allowance for credit losses related to PCD loans that were previously classified as PCI under prior accounting guidance. See discussion in Note 1 - Summary of Significant Accounting Policies and Note 4 - Loans, net and Allowance for Credit Losses for more details on the impact of CECL, including related accounting policies.

COVID-19
In March 2020, the outbreak of the Coronavirus Disease 2019 (COVID-19) was recognized as a pandemic by the World Health Organization and almost all public commerce and related business activities have been curtailed, to varying degrees. As a result of the shelter-at-home mandate that was in force early in the second quarter of 2020, commercial activity throughout the state of Texas and Colorado, as well as nationally, decreased significantly. During the last quarter of 2020, many of the more restrictive government orders eased on a national level and more specifically in the Company's markets of Texas and Colorado, allowing businesses to reopen at varying capacity levels, which has improved commercial and consumer activity but has not returned to pre-pandemic levels. While the risk of a resurgence in infections and possible reimplementation of restrictions remains, the medium- to long-term outlook continues to improve as vaccine distribution accelerates and is now available to all adults. The Company continues to implement a phased COVID Work Protocol approach with a plan to reopen all financial centers at normal business hours and for all employees to return to work during second quarter 2021.
In response to the COVID-19 pandemic, the Company has taken several actions to offer various forms of support to our employees, customers, and communities that have experienced impacts during this unprecedented time. In addition, the Company continues to take deliberate actions to ensure the continued health and strength of its balance sheet, including increases in liquidity and managing assets and liabilities in order to maintain a strong capital position.
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
In subsequent legislation and regulatory relief efforts, Congress extended authority to make PPP loans and modified provisions related to the origination and forgiveness of PPP loans, and set forth requirements to obtain a second draw loan (PPP Round 2). Many provisions of the CARES Act were extended through the end of 2021.
Lending Operations and Accommodations to Borrowers
As discussed in Note 4 - Loans, Net and the Allowance for Credit Losses, the Company has participated in the CARES Act PPP. As of March 31, 2021, the Company had outstanding PPP balances of $912.2 million, including PPP Round 2 originations of $273.1 million for the three months ended March 31, 2021. Management believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.

The Company continues to actively work with its borrowers on an individual, one-on-one basis to assess and understand the impact of pandemic-related economic hardships and provide prudent modifications allowing for payment deferrals or payment relief where appropriate. Through March 31, 2021, the Company has granted temporary COVID-19 modifications on over 2,100 loans totaling approximately $3.6 billion. The number of loans on active payment deferral has significantly declined since the beginning of the pandemic, and the vast majority of borrowers who were provided temporary payment relief have returned to paying as originally agreed. As of April 15, 2021, the amount of loans with active deferrals declined to $203.3 million across 50 accounts, which represents 1.8% of the Company’s outstanding total loans held for investment balances, excluding PPP loans. The $203.3 million in active deferrals includes $90.4 million in second deferral and $105.2 million in third or additional deferral, with $95.9 million, or 47.2%, in hotel and motel followed by $37.8 million, or 18.6%, in other commercial real estate (CRE) and construction and development (C&D), $33.5 million, or 16.5% in C&I, $17.4 million, or 8.5%, in retail, $15.7 million, or 7.7%, in office, and the remainder spread throughout other portfolios. Under the CARES Act guidance, such modifications are currently exempt from the accounting guidance for TDRs.
Capital and Liquidity
The Company's capital remains strong, with ratios of the Company, and its subsidiary bank, well above the standards to be considered well-capitalized under regulatory requirements. Refer to the section captioned "Regulatory Capital Requirements" elsewhere in this discussion for additional information related to the Company's regulatory capital.
The Company's liquidity remains strong and continues to reflect excess balances, with cash and securities representing approximately 20.6% of total assets as of March 31, 2021. The Company maintains the ability to access considerable sources of contingent liquidity at the Federal Home Loan Bank and the Federal Reserve. Management considers the Company's current liquidity position to be adequate to meet short-term and long-term liquidity needs. Refer to the section captioned "Liquidity Management" elsewhere in this discussion for additional information regarding the Company's liquidity position.
Credit and Asset Quality
Under the CARES Act, the Company elected to defer the adoption of the CECL accounting standard in 2020 and has adopted the standard effective January 1, 2021. Under the CECL model, the Company recorded a negative $2.5 million in provision for credit losses during the three months ended March 31, 2021 primarily due to a slight decrease in loans held for investment and changes in the portfolio mix. The allowance for credit losses totaled $165.8 million at March 31, 2021. Management believes that the allowance adequately supports inherent credit losses within the loan portfolio. Refer to the section captioned "Provision" and "Allowance for Credit Losses" elsewhere in this discussion for additional information.
During first quarter 2021, the Company adjusted the risk grades of several of its loans as the pandemic’s impacts on borrowers became clearer. Classified loans have increased by $13.4 million to $253.0 million, or 2.2% of loans held for investment, net of mortgage warehouse purchase loans, as of March 31, 2021 (at amortized cost basis) from $239.6 million at December 31, 2020 (at recorded investment). Our nonperforming asset ratio to total assets was 0.34% at March 31, 2021. Overall, asset quality remains solid, reflecting the Company's disciplined underwriting and conservative lending philosophy which has supported strong credit performance during prior financial crises. Refer to Note 4 - Loans, Net and Allowance for Credit Losses on Loans, and to the section captioned "Asset Quality" elsewhere in this discussion for additional disclosures related to asset quality of the Company's loan portfolio.
While all industries could experience adverse effects related to the COVID-19 pandemic, the loan portfolio includes customers in industries such as energy, hotel/motel, retail and office, of which industries have all been impacted by the COVID-19 pandemic. While the Company has not experienced any material losses related to such industries in the portfolio, management recognizes that these industries may take longer to recover and continues to monitor these customers closely.
This pandemic crisis has been impactful over the last year and the timing and magnitude of recovery cannot be predicted. The Company continues to closely monitor the impact of COVID-19 on its customers, the communities it serves and the economy as a whole; however, the extent to which the pandemic will continue to impact operations and financial results in 2021 is uncertain.

Discussion and Analysis of Results of Operations for the Three Months Ended March 31, 2021 and 2020
The following discussion and analysis of the Company's results of operations compares the operations for the three months ended March 31, 2021 with the three months ended March 31, 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations that may be expected for all of the year ending December 31, 2021.
Results of Operations
For the three months ended March 31, 2021, net income was $60.0 million ($1.39 per common share on a diluted basis) compared with net income of $44.2 million ($1.03 per common share on a diluted basis) for the three months ended March 31, 2020. The Company posted annualized returns on average equity of 9.78% and 7.50%, returns on average assets of 1.37% and 1.19% and efficiency ratios of 48.52% and 51.70% for the three months ended March 31, 2021 and 2020, respectively. The efficiency ratio is calculated by dividing total noninterest expense (which excludes the provision for credit losses and the amortization of other intangible assets) by net interest income plus noninterest income.
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
Net interest income was $129.7 million for the three months ended March 31, 2021, an increase of $6.5 million, or 5.3%, from $123.2 million for the three months ended March 31, 2020. This increase in net interest income is due to decreased funding costs due to a declining rate environment during the year over year period offset by decreased earnings on assets due to lower yields and accretion. Average interest earning assets increased $2.8 billion or 21.5%, to $16.0 billion for the three months ended March 31, 2021 compared to $13.2 billion for the three months ended March 31, 2020. The increase is primarily related to increased average loan balances including Paycheck Protection Program (PPP) loans and mortgage warehouse loans, as well as increased average interest-bearing deposits with correspondent banks due to significant deposit growth for the year over year period. The yield on average interest earning assets decreased 103 basis points from 4.78% for the three months ended March 31, 2020 to 3.75% for the three months ended March 31, 2021. The decrease from the prior year was due primarily to an increase in average interest-bearing deposits, the addition of lower yielding PPP loans to the portfolio and lower securities yields. The average cost of interest-bearing liabilities decreased 75 basis points to 0.67% for the three months ended March 31, 2021 compared to 1.42% for the three months ended March 31, 2020. The decrease is primarily due to lower rates offered on our deposit products, as well as rate decreases on short-term FHLB advances and other borrowings. The aforementioned changes resulted in a 47 basis point decrease in the net interest margin for the three months ended March 31, 2021 at 3.29% compared to 3.76% for the three months ended March 31, 2020. The decrease was primarily due to lower asset yields, increased liquidity and a decrease in loan accretion income offset by the lower cost of funds of interest bearing liabilities.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis.  The following table present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2021 and 2020. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances.

	Three Months Ended March 31,
	2021			2020
(dollars in thousands)	Average Outstanding Balance	Interest	Yield/ Rate (4)	Average Outstanding Balance	Interest	Yield/ Rate (4)
Interest-earning assets:
Loans (1)	$12,880,741	$140,152	4.41%	$11,537,343	$147,105	5.13%
Taxable securities	946,206	4,757	2.04	764,836	5,164	2.72
Nontaxable securities	352,445	2,069	2.38	329,642	2,065	2.52
Interest bearing deposits and other	1,821,787	793	0.18	537,575	2,071	1.55
Total interest-earning assets	16,001,179	147,771	3.75	13,169,396	156,405	4.78
Noninterest-earning assets	1,786,683			1,796,232
Total assets	$17,787,862			$14,965,628
Interest-bearing liabilities:
Checking accounts	$5,491,549	$6,074	0.45%	$4,331,589	$10,973	1.02%
Savings accounts	670,500	260	0.16	550,418	265	0.19
Money market accounts	2,702,886	4,026	0.60	2,050,024	7,813	1.53
Certificates of deposit	1,391,037	2,647	0.77	1,817,209	9,020	2.00
Total deposits	10,255,972	13,007	0.51	8,749,240	28,071	1.29
FHLB advances	375,000	533	0.58	410,165	1,626	1.59
Other borrowings	310,034	4,060	5.31	194,844	2,795	5.77
Junior subordinated debentures	54,055	442	3.32	53,856	672	5.02
Total interest-bearing liabilities	10,995,061	18,042	0.67	9,408,105	33,164	1.42
Noninterest-bearing checking accounts	4,225,459			3,097,184
Noninterest-bearing liabilities	80,332			91,114
Stockholders’ equity	2,487,010			2,369,225
Total liabilities and equity	$17,787,862			$14,965,628
Net interest income		$129,729			$123,241
Interest rate spread			3.08%			3.36%
Net interest margin (2)			3.29			3.76
Net interest income and margin (tax equivalent basis) (3)		$130,689	3.31		$124,154	3.79
Average interest-earning assets to interest-bearing liabilities			145.53			139.98
____________
(1) Average loan balances include nonaccrual loans.
(2) Net interest margins for the periods presented represent: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.
(3) A tax-equivalent adjustment has been computed using a federal income tax rate of 21% for the three months ended March 31, 2021 and 2020.
(4) Yield and rates for the three month periods are annualized.

Provision for Credit Losses
As discussed in Note 1 - Summary of Significant Accounting Policies, the Company adopted the CECL accounting standard on January 1, 2021. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans and held-to-maturity debt securities, as well as off-balance sheet credit exposures. Provision for credit losses is determined by management as the amount to be added to the allowance for credit loss accounts for various types of financial instruments after deducting net charge-offs to bring the allowance to a level deemed appropriate by management to absorb expected credit losses over the lives of the respective financial instruments. Management actively monitors the Company’s asset quality and provides appropriate provisions based on such factors as historical loss experience, current conditions and reasonable and supportable forecasts.
Financial instruments are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the provision for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the determination.
There was no provision for credit losses recorded on off-balance sheet credit exposures during the three months ended March 31, 2021.
The Company recorded a negative $2.5 million provision for credit losses on loans for the three months ended March 31, 2021 compared to $8.4 million provision for credit losses for the comparable period in 2020. Provision expense is generally reflective of organic loan growth as well as charge-offs or specific reserves taken during the respective period. Provision will also be impacted by the economic outlook and changes in macroeconomic variables. The decrease in first quarter 2021 provision expense was primarily related to decreased loan growth as well as changes within the commercial real estate and construction loan portfolios, while the prior year provision was elevated due to general provision expense incurred due to economic factors related to the COVID-19 crisis. Net charge-offs were $408 thousand and $1.4 million for the three months ended March 31, 2021 and 2020, respectively. Net charge-offs for the three months ended March 31, 2020 were elevated due primarily to $1.3 million in charge-offs related to a commercial real estate loan and an energy loan.
Noninterest Income
The following table sets forth the components of noninterest income for the three months ended March 31, 2021 and 2020 and the period-over-period variations in such categories of noninterest income:

	Three Months Ended March 31,		Variance
(dollars in thousands)	2021	2020	2021 v. 2020
Noninterest Income
Service charges on deposit accounts	$2,261	$2,752	$(491)	(17.8)%
Investment management fees	2,043	1,986	57	2.9
Mortgage banking revenue	7,495	2,525	4,970	196.8
Loss on sale of loans	—	(42)	42	N/M
Gain on sale of other real estate	—	25	(25)	N/M
Gain on sale of securities available for sale	—	356	(356)	N/M
Loss on sale and disposal of premises and equipment	(7)	(63)	56	N/M
Increase in cash surrender value of BOLI	1,272	1,341	(69)	(5.1)
Other	5,545	5,692	(147)	(2.6)
Total noninterest income	$18,609	$14,572	$4,037	27.7%
____________
N/M - not meaningful
Total noninterest income increased $4.0 million, or 27.7% for the three months ended March 31, 2021 over same period in 2020. Significant changes in the components of noninterest income are discussed below.

Service charges on deposit accounts. Service charges on deposit accounts decreased $491 thousand, or 17.8%, for the three months ended March 31, 2021 as compared to the same period in 2020. Service charge income related to transaction volumes such as non-sufficient funds and service charge fees have been adversely impacted by the pandemic for the year over year period.
Mortgage banking revenue. Mortgage banking revenue increased $5.0 million, or 196.8% for the three months ended March 31, 2021 as compared to the same period in 2020. The increase was primarily reflective of increased mortgage origination and refinance activity resulting from the low interest rate environment during 2020. Revenue was also positively impacted for the year over year period as the losses on derivative hedging instruments were reduced to $323 thousand at March 31, 2021 compared to $1.6 million as of March 31, 2020.
Noninterest Expense
Noninterest expense increased $684 thousand, or 0.9% for the three months ended March 31, 2021 as compared to the same period in 2020. The following table sets forth the components of the Company’s noninterest expense for the three months ended March 31, 2021 and 2020 and the period-over-period variations in such categories of noninterest expense:

	Three Months Ended March 31,		Variance
(dollars in thousands)	2021	2020	2021 v. 2020
Noninterest Expense
Salaries and employee benefits	$43,659	$38,660	$4,999	12.9%
Occupancy	9,606	10,037	(431)	(4.3)
Communications and technology	5,536	5,552	(16)	(0.3)
FDIC assessment	1,705	1,752	(47)	(2.7)
Advertising and public relations	238	611	(373)	(61.0)
Other real estate owned expenses, net	8	374	(366)	(97.9)
Amortization of other intangible assets	3,145	3,176	(31)	(1.0)
Professional fees	3,670	4,214	(544)	(12.9)
Acquisition expense, including legal	—	549	(549)	(100.0)
Other	7,546	9,504	(1,958)	(20.6)
Total noninterest expense	$75,113	$74,429	$684	0.9%
Salaries and employee benefits. Salaries and employee benefits increased $5.0 million, or 12.9% for the three months ended March 31, 2021 compared to the same period in 2020. The increase is primarily due to higher salaries, payroll taxes and 401(k) contributions due to higher headcount for the year over year period in addition to higher signing bonuses and recruiting fees due to additions to the C&I team during first quarter 2021. Also, an additional $1.2 million was recognized on new restricted and performance stock grants, including $650 thousand of one-time catch up and accelerated vesting expense. Also contributing were increases of $1.3 million of contract labor costs relating to increased PPP activity and $1.8 million in commissions and incentives due to higher mortgage production for the year over year period. Offsetting these increases is a $3.0 million increase in deferred salaries expense due to the second round of PPP originations.
Other noninterest expense. Other noninterest expense decreased $2.0 million, or 20.6% for the three months ended March 31, 2021 compared to the same period in 2020. The decrease in other noninterest expense is primarily due to lower loan- and deposit-related expenses, charitable contributions, auto and travel expenses and other miscellaneous expenses.
Income Tax Expense
Income tax expense was $15.7 million for the three months ended March 31, 2021 and $10.8 million for the same period in 2020. The effective tax rates were 20.8% for the three months ended March 31, 2021 compared to 19.7% for the same period in 2020. The lower effective tax rate for the three months ended March 31, 2020 is primarily a result of an $856 thousand tax benefit recorded due to the net operating loss carryback provision allowed through the enactment of the CARES Act.

Discussion and Analysis of Financial Condition
The following discussion and analysis of the Company’s financial condition summarizes the financial condition of the Company as of March 31, 2021 and certain changes from December 31, 2020.
Assets
The Company’s total assets increased by $361.9 million, or 2.0%, to $18.1 billion as of March 31, 2021 from $17.8 billion at December 31, 2020. The increase is due primarily to an increase in interest-bearing deposits and investment securities resulting from increased liquidity due to deposit growth over the quarter.
Loan Portfolio
The Company’s loan portfolio is the largest category of the Company’s earning assets. The following table presents the balance and associated percentage of each major category in the Company's loan portfolio as of March 31, 2021 and December 31, 2020:

(dollars in thousands)	March 31, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
Commercial (1)(2)	$3,596,654	28.0%	$3,902,266	29.7%
Real estate:
Commercial	6,194,353	48.3	6,096,676	46.3
Commercial construction, land and land development	1,206,350	9.4	1,245,801	9.5
Residential (3)	1,368,170	10.7	1,435,112	10.9
Single-family interim construction	312,975	2.4	326,575	2.5
Agricultural	74,820	0.6	85,014	0.6
Consumer	74,923	0.6	66,952	0.5
Other	311	—	346	—
Total loans (5)	12,828,556	100.0%	13,158,742	100.0%
Deferred loan fees (4)(5)	—		(10,037)
Allowance for credit losses	(165,827)		(87,820)
Total loans, net	$12,662,729		$13,060,885
____________
(1) Includes mortgage warehouse purchase loans of $1.1 billion and $1.5 billion at March 31, 2021 and December 31, 2020, respectively.
(2) Includes SBA PPP loans of $912.2 million net of deferred loan fees of $14.5 million at March 31, 2021 and $804.4 million at December 31, 2020.
(3) Includes loans held for sale of $57.8 million and $82.6 million at March 31, 2021 and December 31, 2020, respectively.
(4) Includes SBA PPP net deferred loan fees of $9.8 million at December 31, 2020.
(5) Loan class amounts are shown at amortized cost, net of deferred loan fees of $15.5 million in accordance with CECL at March 31, 2021 and shown at recorded investment at December 31, 2020.

As of March 31, 2021 and December 31, 2020, total loans, net of allowance for credit losses and net deferred fees, totaled $12.7 billion and $13.1 billion, respectively, which is a decrease of 3.0% between the two dates. The decrease is primarily due to a decline in loan growth as well as an increase in the allowance for credit losses, primarily due to the day-one CECL adjustment of $67.9 million, net of the PCD reclassification.

Asset Quality
Nonperforming Assets. The Company has established procedures to assist the Company in maintaining the overall quality of the Company’s loan portfolio. In addition, the Company has adopted underwriting guidelines to be followed by the Company’s lending officers and require significant senior management review of proposed extensions of credit exceeding certain thresholds. When delinquencies exist, the Company rigorously monitors the levels of such delinquencies for any negative or adverse trends. The Company’s loan review procedures include approval of lending policies and underwriting guidelines by the Company’s board of directors, an annual independent loan review, approval of large credit relationships by the Bank’s Executive Loan Committee and loan quality documentation procedures. The Company, like other financial institutions, is subject to the risk that its loan portfolio will be subject to increasing pressures from deteriorating borrower credit due to general economic conditions.
The Company discontinues accruing interest on a loan when management of the Company believes, after considering the Company’s collection efforts and other factors, that the borrower’s financial condition is such that collection of interest of that loan is doubtful, as well as when required by regulatory provisions. Loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans, including troubled debt restructurings, that are placed on nonaccrual status or charged-off is reversed against interest income. Cash collections on nonaccrual loans are generally credited to the loan receivable balance, and no interest income is recognized on those loans until the principal balance has been collected. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
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
The Company obtains appraisals of real property that secure loans and may update such appraisals of real property securing loans categorized as nonperforming loans and potential problem loans, in each case as required by regulatory guidelines. In instances where updated appraisals reflect reduced collateral values, an evaluation of the borrower’s overall financial condition is made to determine the need, if any, for possible write-downs or appropriate additions to the allowance for credit losses.
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
Further information regarding the Company's accounting policies related to past due loans, non-accrual loans, collateral dependent loans and troubled debt restructurings is presented in Note 4 - Loans, Net and Allowance for Credit Losses on Loans.

The following table sets forth the allocation of the Company’s nonperforming assets among the Company’s different asset categories as of the dates indicated. The Company classifies nonperforming loans as nonaccrual loans, loans past due 90 days or more and still accruing interest or loans modified under restructurings as a result of the borrower experiencing financial difficulties. The balances of nonperforming loans reflect the net investment in these assets.

(dollars in thousands)	March 31, 2021	December 31, 2020
Nonaccrual loans
Commercial	$32,912	$25,898
Real estate:
Commercial real estate, construction, land and land development	22,312	20,072
Residential real estate	2,289	2,372
Agricultural	551	613
Consumer	26	42
Total nonaccrual loans (1)	58,090	48,997
Loans delinquent 90 days or more and still accruing
Commercial	316	433
Total loans delinquent 90 days or more and still accruing	316	433
Troubled debt restructurings, not included in nonaccrual loans
Real estate:
Commercial real estate, construction, land and land development	1,786	1,808
Residential real estate	173	178
Total troubled debt restructurings, not included in nonaccrual loans	1,959	1,986
Total nonperforming loans (2)	60,365	51,416
Other real estate owned and other repossessed assets:
Single family interim construction	475	475
Consumer	114	114
Total other real estate owned and other repossessed assets	589	589
Total nonperforming assets	$60,954	$52,005
Ratio of nonperforming loans to total loans held for investment (3)	0.52%	0.44%
Ratio of nonperforming assets to total assets	0.34	0.29
____________
(1)     Nonaccrual loans include troubled debt restructurings of $590 thousand and $578 thousand at March 31, 2021 and December 31, 2020, respectively. Excludes loans acquired with deteriorated credit quality of $6.7 million as of December 31, 2020 presented under prior GAAP.
(2)    Due to the adoption of CECL, amounts are shown at amortized cost, net of deferred loan fees at March 31, 2021.
(3)    Excluding mortgage warehouse purchase loans of $1.1 billion and $1.5 billion as of March 31, 2021 and December 31, 2020, respectively.
Nonaccrual loans increased to $58.1 million at March 31, 2021 from $49.0 million as of December 31, 2020. Troubled debt restructurings that were not on nonaccrual status totaled $2.0 million at March 31, 2021 and December 31, 2020. The increase in nonaccrual loans was primarily due to the addition of $10.0 million in purchased credit deteriorated (PCD) loans, which were excluded prior to CECL adoption, offset by paydowns or payoffs of $1.1 million during the three months ended March 31, 2021.
As of March 31, 2021, the Company had a total of 120 substandard and doubtful loans with an aggregate principal balance of $163.5 million that were not currently individually evaluated loans, nonaccrual loans, 90 days past due loans or troubled debt restructurings, but where the Company had information about possible credit problems of the borrowers that caused the Company’s management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that could result in those loans becoming nonaccrual loans, 90 days past due loans or troubled debt restructurings in the future.
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

Allowance for Credit Losses on Loans. As discussed elsewhere in this discussion and analysis, the Company adopted the CECL accounting standard on January 1, 2021 and has accounted for the allowance for credit losses under the CECL model for the three months ended March 31, 2021. The Company applied the incurred loss methodology for estimating the allowance and applicable provision for all periods prior to 2021. The allowance is increased by provisions reported in the income statement as a component of provisions for credit losses. The allowance for credit losses on loans is a valuation account that is deducted from the amortized cost basis of loans to present management's best estimate of the net amount expected to be collected on the loans. Loans are charged against the allowance for credit losses when management believes that collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. As of March 31, 2021, the allowance for credit losses on loans totaled $165.8 million, or 1.42% of total loans held for investment, excluding mortgage warehouse purchase loans and loans held for sale, compared with $87.8 million, or 0.76% as of December 31, 2020. The dollar and percentage increases from year end is primarily due to the adoption of CECL, which increased the allowance for credit losses on loans by $80.9 million.
The allowance for credit losses on loans to nonperforming loans has increased from 170.80% at December 31, 2020 to 274.71% at March 31, 2021, due primarily to the adoption of CECL. Nonperforming loans have increased from $51.4 million at December 31, 2020 to $60.4 million at March 31, 2021. The increase is due to the $10.0 million in PCD loans that were added upon the adoption of CECL as discussed above.
Securities Available for Sale
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit, interest rate and duration risk. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions.
The Company recognized a net gain of $356 thousand on the sale of securities for the three month ended March 31, 2020. There were no sales during the three months ended March 31, 2020. Securities represented 7.2% and 6.5% of the Company’s total assets at March 31, 2021 and December 31, 2020, respectively.
Certain investment securities are valued at less than their amortized cost. At March 31, 2021, the Company's review of all available for sale securities at an unrealized loss position determined that the losses resulted from factors not related to credit quality. This conclusion is based on the Company's analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors for each security type in the portfolio. The unrealized losses are generally due to increases in market interest rates. Furthermore, the Company has the intent to hold these securities until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their cost basis. The fair value is expected to recover as the securities approach their maturity date. As such, there is no allowance for credit losses on available for sale securities recognized as of March 31, 2021.
Capital Resources and Regulatory Capital Requirements
Total stockholder’s equity was $2.5 billion at March 31, 2021, a decrease of approximately $22.3 million from December 31, 2020. The decrease was primarily due to the day-one CECL transition adjustment to retained earnings of $53.9 million, net of tax. Offsetting that was net income of $60.0 million earned by the Company during the three months ended March 31, 2021 and stock based compensation of $3.2 million, offset by a decrease of $17.0 million in unrealized gain on available for sale securities, common stock repurchased of $1.5 million and dividends of $13.0 million.

In February 2019, the federal bank regulatory agencies issued a final rule that revised certain capital regulations under CECL and included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of CECL on their regulatory capital ratios (three-year transition option). The Company elected to adopt the three-year transition option and the deferral has been applied in the March 31, 2021 capital ratios presented below. As of March 31, 2021, the Company and the Bank exceeded the Basel III capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	As of March 31, 2021
	Actual Consolidated	Actual Bank	Required minimum capital - Basel III	Required to be considered well capitalized (Bank only)
	Ratio	Ratio	Ratio	Ratio
Tier 1 capital to average assets ratio	9.01%	10.78%	4.00%	≥5.00%
Common equity tier 1 capital to risk weighted assets ratio	10.94	13.59	7.00	≥6.50
Tier 1 capital to risk weighted assets ratio	11.36	13.59	8.50	≥8.00
Total capital to risk weighted assets ratio	14.13	14.35	10.50	≥10.00
Stock Repurchase Program. From time to time, the Company's board of directors has authorized stock repurchase programs which allow the Company to purchase its common stock generally over a one-year period at various prices in the open market or in privately negotiated transactions. On October 22, 2020, the Company's board of directors authorized a $150.0 million stock repurchase program allowing the Company to purchase shares of its common stock through October 31, 2021. Under this program, the Company repurchased 109,548 shares at a total cost of $5.7 million through April 29, 2021. In July 2019, the federal bank regulators adopted final rules that, among other things, eliminated the standalone prior approval requirement for any repurchase of common stock. However, the Company remains subject to a Federal Reserve Board guideline that requires consultation with the Federal Reserve regarding plans for share repurchases on a quarterly basis. The Company’s repurchases of its common stock may be subject to a prior approval or notice requirement under other regulations, policies or supervisory expectations of the Federal Reserve Board. Any redemption or repurchase of preferred stock or subordinated debt remains subject to the prior approval of the Federal Reserve Board. See Part II, Item 2 - Unregistered Sales of Equity and Use of Proceeds, in this report for additional information.
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

In addition to the liquidity provided by the sources described above, the Company maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of March 31, 2021, the Company had established federal funds lines of credit with nine unaffiliated banks totaling $365.0 million with no borrowings against the lines at that time. The Company also participates in an exchange that provides direct overnight borrowings with other financial institutions with a borrowing capacity of $844.0 million with none outstanding as of March 31, 2021. The Company has an unsecured line of credit totaling $100.0 million with an unrelated commercial bank. There was $2.5 million in borrowings against the line as of March 31, 2021. Based on the values of stock, securities, and loans pledged as collateral, as of March 31, 2021, the Company had additional borrowing capacity with the FHLB of $4.0 billion. In addition, the Company maintains a secured line of credit with the Federal Reserve Bank with availability to borrow $770.1 million at March 31, 2021.
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
Other than normal changes in the ordinary course of business, there have been no significant changes in the types of contractual obligations or amounts due since December 31, 2020.
Off-Balance Sheet Arrangements
In the normal course of business, the Company enters into various transactions, which, in accordance with accounting principles generally accepted in the United States, are not included in the Company’s consolidated balance sheets. However, the Company has only limited off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources. The Bank enters into these transactions to meet the financing needs of the Company’s customers. These transactions include commitments to extend credit and issue standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.
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
Commitments to extend credit and outstanding standby letters of credit were $2.3 billion and $25.8 million, respectively, as of March 31, 2021. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. The Company manages the Company’s liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that the Company will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures. The allowance for credit losses on off-balance sheet credit exposures is calculated under the CECL model, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. Off-balance sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed below. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur based on historical utilization rates.
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
Accounting policies, as described in detail in the notes to the Company’s audited consolidated financial statements, are an integral part of the Company’s financial statements. A thorough understanding of these accounting policies is essential when reviewing the Company’s reported results of operations and the Company’s financial position. The Company believes that the critical accounting policies and estimates discussed below require the Company to make difficult, subjective or complex judgments about matters that are inherently uncertain. Changes in these estimates, that are likely to occur from period to period, or the use of different estimates that the Company could have reasonably used in the current period, would have a material impact on the Company’s financial position, results of operations or liquidity.
Acquired loans. Loans acquired in connection with a business combination are recorded at their acquisition-date fair value. The allowance for credit losses related to the acquired loan portfolio is not carried over. Acquired loans are classified into two categories based on the credit risk characteristics of the underlying borrowers as either PCD loans, or non-PCD.
PCD loans are defined as a loan or pool of loans that have experienced more-than-insignificant credit deterioration since the origination date. For PCD loans, an initial allowance is established on the acquisition date using the same methodology as other loans held for investment and combined with the fair value of the loan to arrive at acquisition date amortized cost. Accordingly, no provision for credit losses is recognized on PCD loans at the acquisition date. Subsequent to the acquisition date, changes to the allowance are recognized in the provision for credit losses.
Non-PCD loans are pooled into segments together with originated held for investment loans that share similar risk characteristics and have an allowance established on the acquisition date, which is recognized in the current period provision for credit losses.
Determining the fair value of the acquired loans involves estimating the principal and interest payment cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. For PCD loans, the non-credit discount or premium is allocated to individual loans as determined by the difference between the loan’s unpaid principal balance and amortized cost basis. The non-credit premium or discount is recognized into interest income on a level yield basis over the remaining expected life of the loan. For non-PCD loans, the fair value discount or premium is allocated to individual loans and recognized into interest income on a level yield basis over the remaining expected life of the loan.
Prior to January 1, 2021, loans acquired in a business combination that had evidence of credit impairment and for which it was probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable were considered PCI. PCI loans were accounted for individually or aggregated into pools of loans based on common risk characteristics such as credit grade, loan type, and date of origination.

Allowance For Credit Losses on Loans. In accordance with ASC 326, the allowance for credit losses on loans is a valuation account that is deducted from the amortized cost basis of loans to present management's best estimate of the net amount expected to be collected on the loans. Loans are charged against the allowance for credit losses when management believes that collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance is increased by provisions reported in the income statement as a component of provisions for credit loss. Management has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses and reports accrued interest separately in other assets in the consolidated balance sheets. Further information regarding our policies and methodology used to estimate the allowance for credit losses on loans is presented in Note 4 - Loans, Net and Allowance for Credit Losses on Loans.
Goodwill and Other Intangible Assets. The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. The Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a quantitative impairment test is unnecessary. If the Company concludes otherwise, then it is required to perform an impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. The Company performs its impairment test annually as of December 31. There have been no circumstances since December 31, 2020 that would indicate any impairment has occurred, therefore, management does not believe goodwill is impaired as of March 31, 2021.
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
Recently Issued Accounting Pronouncements
The Company has evaluated new accounting pronouncements that have recently been issued and have determined that there are no new accounting pronouncements that should be described in this section that will materially impact the Company’s operations, financial condition or liquidity in future periods. Refer to Note 1 - Summary of Significant Accounting Policies, of the Company’s consolidated financial statements for a discussion of recent accounting pronouncements that have been adopted by the Company or that will require enhanced disclosures in the Company’s financial statements in future periods.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The principal objective of the Company’s asset and liability management function is to evaluate the interest rate risk within the balance sheet and pursue a controlled assumption of interest rate risk while maximizing net income and preserving adequate levels of liquidity and capital. The Risk Oversight Committee of the Board of Directors has oversight of the asset and liability management function, which is managed by the Company's Treasurer. The Treasurer meets with our Chief Financial Officer and senior executive management team regularly to review, among other things, the sensitivity of the Company’s assets and liabilities to market interest rate changes, local and national market conditions and market interest rates. That group also reviews the liquidity, capital, deposit mix, loan mix and investment positions of the Company.
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
The Company's interest rate risk model indicated that it was in an asset sensitive position in terms of interest rate sensitivity as of March 31, 2021. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income based on the interest rate risk model as of March 31, 2021:

Hypothetical Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
200	25.83%
100	12.47
(100)	(6.84)
The Company's model indicates that its projected balance sheet at March 31, 2021 is more asset sensitive in comparison to its balance sheet as of December 31, 2020 and prior periods. The shift to a more asset sensitive position was primarily due to an increase in the relative proportion of interest bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve). Interest-bearing deposits are more immediately impacted by changes in interest rates in comparison to our other categories of earning assets.

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
The Bank is a party to a legal proceeding inherited in connection with the Company's acquisition of BOH Holdings, Inc. and its subsidiary, Bank of Houston, or BOH, that was completed on April 15, 2014. Several entities related to R. A. Stanford, or the Stanford Entities, including Stanford International Bank, Ltd., or SIBL, had deposit accounts at BOH. Certain individuals who had purchased certificates of deposit from SIBL filed a class action lawsuit against several banks, including BOH, on November 11, 2009 in the U.S. District Court Northern District of Texas, Dallas Division, in a case styled Peggy Roif Rotstain, et al. on behalf of themselves and all others similarly situated, v. Trustmark National Bank, et al., Civil Action No. 3:09-CV-02384-N-BG. The suit alleges, among other things, that the plaintiffs were victims of fraud by SIBL and other Stanford Entities and seeks to recover damages and alleged fraudulent transfers by the defendant banks.
On May 1, 2015, the plaintiffs filed a motion requesting permission to file a Second Amended Class Action Complaint in this case, which motion was subsequently granted. The Second Amended Class Action Complaint presents previously unasserted claims, including aiding and abetting or participation in a fraudulent scheme based upon the large amount of deposits that the Stanford Entities held at BOH and the alleged knowledge of certain BOH officers. The plaintiffs seek recovery from the Bank and other defendants for their losses. The case was inactive due to a court-ordered discovery stay issued March 2, 2015 pending the Court’s ruling on plaintiff’s motion for class certification and designation of class representatives and counsel. On November 7, 2017, the Court issued an order denying the plaintiff’s motion. In addition, the Court lifted the previously ordered discovery stay. On January 11, 2018, the Court entered a scheduling order providing that the case be ready for trial on January 27, 2020. Due to agreed upon extensions of discovery on July 25, 2019, the Court amended the scheduling order to provide that the case be ready for trial on January 11, 2021. In light of additional agreed upon extensions of discovery deadlines, the Court entered a new scheduling order on March 9, 2020, which now provides that the case be ready for trial March 15, 2021. In light of delays in discovery associated with the COVID-19 pandemic, the parties agreed to amend the scheduling order with new ready for trial date of May 6, 2021. On September 10, 2020, Defendants filed a motion for suggestion of remand in order to remand the case to the Southern District of Texas. On March 11, 2021, Defendants filed a motion to amend the scheduling order, which was granted, effectively vacating the May 6, 2021 trial date, with a new trial date to be determined upon remand. On April 5, 2021, Defendants re-urged the motion for suggestion of remand, the outcome of which is still pending. In February 2021, the Bank filed its motion for summary judgment and also joined in on an omnibus motion for summary judgment on procedural issues common to all Defendants. Parties are awaiting a ruling on the summary judgment briefing to determine the final causes of action to be addressed at trial. The Company has experienced an increase in legal fees associated with the defense of this claim and anticipates further increases in legal fees as the case proceeds to trial.
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
The Company believes that the claims made in this lawsuit are without merit and is vigorously defending this lawsuit. This is complex litigation involving a number of procedural matters and issues. As such, the Company is unable to predict when this matter may be resolved and, given the uncertainty of litigation, the ultimate outcome of, or potential costs or damages arising from, this case.

Item 1A. RISK FACTORS
In evaluating an investment in the Company's common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020,and in the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share Repurchase Program. The Company established a share repurchase program which allows the Company to purchase its common stock in the open market or in privately negotiated transactions. In general, the share repurchase program allows the Company to proactively manage its capital position and return excess capital to shareholders. On October 22, 2020, the Company's board of directors authorized a $150 million stock repurchase program allowing the Company to purchase shares of its common stock through October 31, 2021. Under this program, the Company repurchased 109,548 shares at a total cost of $5.7 million through 2020. There were no shares repurchased under this program during the three months ended March 31, 2021.
The following table summarizes the Company's repurchase activity during the three months ended March 31, 2021.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (thousands)
January 2021	16,255	$62.84	—	$144,344
February 2021	5,088	69.24	—	144,344
March 2021	1,492	76.80	—	144,344
Total first quarter 2021	22,835	$65.17	—	$144,344
____________
(1) Includes 22,835 shares purchased to settle employee tax withholding related to vesting of restricted stock awards. These transactions are not considered part of the Company's repurchase program.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None

Item 4. MINE SAFETY DISCLOSURES
Not applicable

Item 5. OTHER INFORMATION
None

Item 6. EXHIBITS
The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit 10.1
Second Amendment to Credit Agreement between Independent Bank Group, Inc. and U.S. Bank National Association, dated January 17, 2021, which is incorporated by reference to Exhibit 10.4(e) to the Company’s Annual Report on Form 10-K dated March 1, 2021.

Exhibit 10.2*
Form of Performance Restricted Stock Unit Agreement for performance based restricted stock units granted to executive officers on January 28, 2021, as more fully described in Schedule 14A filed by the Company on April 27, 2021.

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 101.INS *	XBRL Instance Document-the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH *	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 is formatted as Inline XBRL and contained within Inline XBRL Instance Document in Exhibit 101.

*	Filed herewith.

**	Furnished herewith (such certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Independent Bank Group, Inc.

Date:	April 29, 2021	By: /s/ David R. Brooks

David R. Brooks
Chairman, Chief Executive Officer and President

Date:	April 29, 2021	By: /s/ Michelle S. Hickox

Michelle S. Hickox
Executive Vice President
Chief Financial Officer