Form 10-Q
period 2021-06-30
Independent Bank Group, Inc.
filed 2021-07-28
CIK 1564618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2021.
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
Common Stock, Par Value $0.01 Per Share – 43,168,423 shares as of July 26, 2021.

INDEPENDENT BANK GROUP, INC. AND SUBSIDIARIES
Form 10-Q
June 30, 2021

***

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Independent Bank Group, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2021 (unaudited) and December 31, 2020
(Dollars in thousands, except share information)

	June 30,	December 31,
Assets	2021	2020
Cash and due from banks	$256,993	$250,485
Interest-bearing deposits in other banks	2,537,707	1,563,502
Cash and cash equivalents	2,794,700	1,813,987
Certificates of deposit held in other banks	3,245	4,482
Securities available for sale, at fair value	1,574,435	1,153,693
Loans held for sale (includes $33,055 and $71,769 carried at fair value, respectively)	43,684	82,647
Loans, net of allowance for credit losses of $154,791 and $87,820, respectively	12,315,865	12,978,238
Premises and equipment, net	252,883	249,467
Other real estate owned	475	475
Federal Home Loan Bank (FHLB) of Dallas stock and other restricted stock	21,560	20,305
Bank-owned life insurance (BOLI)	222,987	220,428
Deferred tax asset	17,563	3,933
Goodwill	994,021	994,021
Other intangible assets, net	81,780	88,070
Other assets	124,523	143,730
Total assets	$18,447,721	$17,753,476

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$4,634,530	$4,164,800
Interest-bearing	10,429,261	10,234,127
Total deposits	15,063,791	14,398,927
FHLB advances	375,000	375,000
Other borrowings	306,023	312,175
Junior subordinated debentures	54,122	54,023
Other liabilities	105,900	97,980
Total liabilities	15,904,836	15,238,105
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock (0 and 0 shares outstanding, respectively)	—	—
Common stock (43,180,607 and 43,137,104 shares outstanding, respectively)	432	431
Additional paid-in capital	1,940,360	1,934,807
Retained earnings	579,585	543,800
Accumulated other comprehensive income	22,508	36,333
Total stockholders’ equity	2,542,885	2,515,371
Total liabilities and stockholders’ equity	$18,447,721	$17,753,476
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Income
Three and Six Months Ended June 30, 2021 and 2020 (unaudited)
(Dollars in thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income:
Interest and fees on loans	$137,620	$143,405	$277,772	$290,510
Interest on taxable securities	5,252	4,828	10,009	9,992
Interest on nontaxable securities	2,061	2,168	4,130	4,233
Interest on interest-bearing deposits and other	872	840	1,665	2,911
Total interest income	145,805	151,241	293,576	307,646
Interest expense:
Interest on deposits	11,487	18,327	24,494	46,398
Interest on FHLB advances	537	1,289	1,070	2,915
Interest on other borrowings	4,043	2,685	8,103	5,480
Interest on junior subordinated debentures	441	568	883	1,240
Total interest expense	16,508	22,869	34,550	56,033
Net interest income	129,297	128,372	259,026	251,613
Provision for credit losses	(6,500)	23,121	(9,000)	31,502
Net interest income after provision for credit losses	135,797	105,251	268,026	220,111
Noninterest income:
Service charges on deposit accounts	2,250	1,957	4,511	4,708
Investment management fees	2,086	1,646	4,129	3,632
Mortgage banking revenue	5,237	10,479	12,732	13,004
Gain on sale of loans	26	689	26	647
Gain on sale of other real estate	—	12	—	37
Gain on sale of securities available for sale	—	26	—	382
(Loss) gain on sale and disposal of premises and equipment	(13)	340	(20)	277
Increase in cash surrender value of BOLI	1,287	1,331	2,559	2,672
Other	5,053	8,934	10,598	14,627
Total noninterest income	15,926	25,414	34,535	39,986
Noninterest expense:
Salaries and employee benefits	43,837	34,428	87,496	73,088
Occupancy	10,852	9,378	20,458	19,415
Communications and technology	5,581	5,925	11,117	11,477
FDIC assessment	1,467	1,989	3,172	3,741
Advertising and public relations	376	862	614	1,473
Other real estate owned expenses, net	4	42	12	416
Impairment of other real estate	—	738	—	738
Amortization of other intangible assets	3,145	3,175	6,290	6,351
Professional fees	3,756	2,181	7,426	6,395
Acquisition expense, including legal	—	15,629	—	16,178
Other	8,995	8,722	16,541	18,226
Total noninterest expense	78,013	83,069	153,126	157,498
Income before taxes	73,710	47,596	149,435	102,599
Income tax expense	15,467	8,903	31,212	19,739
Net income	$58,243	$38,693	$118,223	$82,860
Basic earnings per share	$1.35	$0.90	$2.74	$1.93
Diluted earnings per share	$1.35	$0.90	$2.73	$1.92
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Three and Six Months Ended June 30, 2021 and 2020 (unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$58,243	$38,693	$118,223	$82,860
Other comprehensive income (loss) before tax:
Change in net unrealized gains (losses) on available for sale securities during the period	3,675	9,852	(17,888)	24,828
Reclassification for amount realized through sales of securities available for sale included in net income	—	(26)	—	(382)
Unrealized gains on cash flow hedges before reclassification	545	—	545	—
Reclassification for amount realized through cash flow hedges included in net income	(157)	—	(157)	—
Other comprehensive income (loss) before tax	4,063	9,826	(17,500)	24,446
Income tax expense (benefit)	853	1,568	(3,675)	4,826
Other comprehensive income (loss), net of tax	3,210	8,258	(13,825)	19,620
Comprehensive income	$61,453	$46,951	$104,398	$102,480
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended June 30, 2021 and 2020 (unaudited)
(Dollars in thousands, except for par value, share and per share information)

	Preferred Stock $0.01 Par Value	Common Stock $0.01 Par Value		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	10 million shares authorized	100 million shares authorized
		Shares	Amount
Three Months Ended
Balance, March 31, 2021	$—	43,193,257	$432	$1,938,012	$535,375	$19,298	$2,493,117
Net income	—	—	—	—	58,243	—	58,243
Other comprehensive income, net of tax	—	—	—	—	—	3,210	3,210
Common stock repurchased	—	(2,376)	—	—	(176)	—	(176)
Restricted stock forfeited	—	(17,821)	—	—	—	—	—
Restricted stock granted	—	7,547	—	—	—	—	—
Stock based compensation expense	—	—	—	2,348	—	—	2,348
Cash dividends ($0.32 per share)	—	—	—	—	(13,857)	—	(13,857)
Balance, June 30, 2021	$—	43,180,607	$432	$1,940,360	$579,585	$22,508	$2,542,885

Three Months Ended
Balance, March 31, 2020	$—	43,041,776	$430	$1,928,241	$426,942	$30,672	$2,386,285
Net income	—	—	—	—	38,693	—	38,693
Other comprehensive income, net of tax	—	—	—	—	—	8,258	8,258
Common stock repurchased	—	(31)	—	—	(1)	—	(1)
Restricted stock forfeited	—	(626)	—	—	—	—	—
Restricted stock granted	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	2,481	—	—	2,481
Cash dividends ($0.25 per share)	—	—	—	—	(10,756)	—	(10,756)
Balance, June 30, 2020	$—	43,041,119	$430	$1,930,722	$454,878	$38,930	$2,424,960

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Continued)
Six Months Ended June 30, 2021 and 2020 (unaudited)
(Dollars in thousands, except for par value, share and per share information)

	Preferred Stock $0.01 Par Value	Common Stock $0.01 Par Value		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	10 million shares authorized	100 million shares authorized
		Shares	Amount
Six Months Ended
Balance, December 31, 2020	$—	43,137,104	$431	$1,934,807	$543,800	$36,333	$2,515,371
Cumulative effect of change in accounting principle	—	—	—	—	(53,880)	—	(53,880)
Adjusted beginning balance	—	43,137,104	431	1,934,807	489,920	36,333	2,461,491
Net income	—	—	—	—	118,223	—	118,223
Other comprehensive loss, net of tax	—	—	—	—	—	(13,825)	(13,825)
Common stock repurchased	—	(25,211)	—	—	(1,665)	—	(1,665)
Restricted stock forfeited	—	(22,327)	—	—	—	—	—
Restricted stock granted	—	91,041	1	(1)	—	—	—
Stock based compensation expense	—	—	—	5,554	—	—	5,554
Cash dividends ($0.62 per share)	—	—	—	—	(26,893)	—	(26,893)
Balance, June 30, 2021	$—	43,180,607	$432	$1,940,360	$579,585	$22,508	$2,542,885

Six Months Ended
Balance, December 31, 2019	$—	42,950,228	$430	$1,926,359	$393,674	$19,310	$2,339,773
Net income	—	—	—	—	82,860	—	82,860
Other comprehensive income, net of tax	—	—	—	—	—	19,620	19,620
Common stock repurchased	—	(2,660)	—	—	(146)	—	(146)
Restricted stock forfeited	—	(626)	—	—	—	—	—
Restricted stock granted	—	94,177	—	—	—	—	—
Stock based compensation expense	—	—	—	4,363	—	—	4,363
Cash dividends ($0.50 per share)	—	—	—	—	(21,510)	—	(21,510)
Balance, June 30, 2020	$—	43,041,119	$430	$1,930,722	$454,878	$38,930	$2,424,960
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2021 and 2020 (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$118,223	$82,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	6,245	6,330
Accretion income recognized on acquired loans	(11,491)	(16,301)
Amortization of other intangibles assets	6,290	6,351
Amortization of premium on securities, net	2,217	1,296
Amortization of discount and origination costs on borrowings	447	318
Stock based compensation expense	5,554	4,363
Excess tax (benefit) expense on restricted stock vested	(226)	202
FHLB stock dividends	(65)	(311)
Gain on sale of securities available for sale	—	(382)
Loss (gain) on sale and disposal of premises and equipment	20	(277)
Gain on sale of loans	(26)	(647)
Gain on sale of other real estate owned	—	(37)
Impairment of other real estate	—	738
Impairment of other assets	9	—
Deferred tax expense (benefit)	5,159	(1,180)
Provision for credit losses	(9,000)	31,502
Increase in cash surrender value of BOLI	(2,559)	(2,672)
Net gain on mortgage loans held for sale	(11,135)	(12,645)
Originations of loans held for sale	(379,965)	(324,853)
Proceeds from sale of loans held for sale	430,063	300,278
Net change in other assets	19,766	(35,354)
Net change in other liabilities	(32,656)	(4,647)
Net cash provided by operating activities	146,870	34,932
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of securities available for sale	7,260,655	4,287,066
Proceeds from sale of securities available for sale	181	13,862
Purchases of securities available for sale	(7,701,683)	(4,241,052)
Proceeds from maturities of certificates of deposit held in other banks	1,237	1,238
Purchases of FHLB stock and other restricted stock	(1,190)	(27,037)
Proceeds from redemptions of FHLB stock and other restricted stock	—	106
Proceeds from sale of loans	1,519	12,534
Net loans originated held for investment	93,496	(749,085)
Originations of mortgage warehouse purchase loans	(15,548,728)	(9,696,695)
Proceeds from pay-offs of mortgage warehouse purchase loans	16,108,201	9,480,382
Additions to premises and equipment	(9,789)	(8,475)
Proceeds from sale of premises and equipment	21	1,824
Proceeds from sale of other real estate owned	—	6,105
Net cash provided by (used in) investing activities	203,920	(919,227)

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
Six Months Ended June 30, 2021 and 2020 (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from financing activities:
Net increase in demand deposits, money market and savings accounts	840,204	1,503,681
Net decrease in time deposits	(175,340)	(145,982)
Proceeds from FHLB advances	—	1,500,000
Repayments of FHLB advances	—	(900,000)
Proceeds from other borrowings	2,500	13,836
Repayments of other borrowings	(9,000)	(24,843)
Repurchase of common stock	(1,665)	(146)
Dividends paid	(26,776)	(21,510)
Net cash provided by financing activities	629,923	1,925,036
Net change in cash and cash equivalents	980,713	1,040,741
Cash and cash equivalents at beginning of period	1,813,987	565,170
Cash and cash equivalents at end of period	$2,794,700	$1,605,911
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
Allowance for credit losses on loans: In accordance with ASC 326, the allowance for credit losses on loans is a valuation account that is deducted from the amortized cost basis of loans to present management's best estimate of the net amount expected to be collected on the loans. Loans are charged against the allowance for credit losses when management believes that collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance is increased (decreased) by provisions (or reversals of) reported in the income statement as a component of provision for credit losses. Management has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses and reports accrued interest separately in other assets in the consolidated balance sheets. Further information regarding Company policies and methodology used to estimate the allowance for credit losses on loans is presented in Note 4 - Loans, Net and Allowance for Credit Losses on Loans.

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
Earnings per share: Basic earnings per common share is calculated as net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. The unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under participating nonvested restricted stock awards as well as performance stock units (PSUs). The participating nonvested restricted stock awards were not included in dilutive shares as they were anti-dilutive for the three and six months ended June 30, 2021. Proceeds from the assumed exercise of dilutive participating nonvested restricted stock awards and PSUs are assumed to be used to repurchase common stock at the average market price.
The following table presents a reconciliation of net income available to common shareholders and the number of shares used in the calculation of basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic earnings per share:
Net income	$58,243	$38,693	$118,223	$82,860
Less:
Undistributed earnings allocated to participating securities	444	176	931	387
Dividends paid on participating securities	138	68	272	135
Net income available to common shareholders	$57,661	$38,449	$117,020	$82,338
Weighted average basic shares outstanding	42,756,162	42,769,953	42,743,877	42,755,676
Basic earnings per share	$1.35	$0.90	$2.74	$1.93
Diluted earnings per share:
Net income available to common shareholders	$57,661	$38,449	$117,020	$82,338
Total weighted average basic shares outstanding	42,756,162	42,769,953	42,743,877	42,755,676
Add dilutive performance stock units	59,145	—	54,690	—
Add dilutive participating securities	—	136,326	—	24,226
Total weighted average diluted shares outstanding	42,815,307	42,906,279	42,798,567	42,779,902
Diluted earnings per share	$1.35	$0.90	$2.73	$1.92
Anti-dilutive participating securities	205,989	—	197,851	—

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

	Six Months Ended June 30,
	2021	2020
Cash transactions:
Interest expense paid	$35,130	$57,855
Income taxes paid	$28,183	$21,263
Noncash transactions:
Deferred dividend equivalents	$117	$—
Transfers of loans to other real estate owned	$—	$5,239
Loans to facilitate the sale of other real estate owned	$—	$1,564
Right-of-use assets obtained in exchange for lease liabilities	$57	$66
Loans purchased, not yet settled	$38,859	$—

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Note 3. Securities Available for Sale
Securities available for sale have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at June 30, 2021 and December 31, 2020 are as follows:

	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
June 30, 2021
U.S. treasuries	$39,947	$1,268	$—	$41,215
Government agency securities	423,829	2,611	(5,604)	420,836
Obligations of state and municipal subdivisions	369,862	18,101	(414)	387,549
Corporate bonds	28,492	759	(36)	29,215
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	683,878	15,260	(4,593)	694,545
Other securities	1,075	—	—	1,075
	$1,547,083	$37,999	$(10,647)	$1,574,435
December 31, 2020
U.S. treasuries	$43,060	$1,648	$—	$44,708
Government agency securities	247,764	3,169	(1,916)	249,017
Obligations of state and municipal subdivisions	373,017	20,168	(20)	393,165
Corporate bonds	21,496	608	(2)	22,102
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	421,916	21,678	(93)	443,501
Other securities	1,200	—	—	1,200
	$1,108,453	$47,271	$(2,031)	$1,153,693
____________
(1) Excludes accrued interest receivable of $6,848 and $6,242 at June 30, 2021 and December 31, 2020, respectively, that is recorded in other assets on the accompanying consolidated balance sheets.
Securities with a carrying amount of approximately $903,085 and $738,519 at June 30, 2021 and December 31, 2020, respectively, were pledged primarily to secure deposits.
Proceeds from sale of securities available for sale and gross gains and gross losses for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Proceeds from sale	$181	$762	$181	$13,862
Gross gains	$—	$26	$—	$385
Gross losses	$—	$—	$—	$3

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The amortized cost and estimated fair value of securities available for sale at June 30, 2021, by contractual maturity, are shown below. Maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2021
	Securities Available for Sale
	Amortized Cost (1)	Fair Value
Due in one year or less	$25,941	$26,173
Due from one year to five years	142,048	147,481
Due from five to ten years	359,390	363,071
Thereafter	335,826	343,165
	863,205	879,890
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	683,878	694,545
	$1,547,083	$1,574,435
____________
(1) Excludes accrued interest receivable of $6,848 at June 30, 2021 that is recorded in other assets on the accompanying consolidated balance sheets.
The number of securities, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2021 and December 31, 2020, are summarized as follows:

	Less Than 12 Months			Greater Than 12 Months			Total
Description of Securities	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Securities Available for Sale
June 30, 2021
Government agency securities	39	$228,866	$(5,604)	—	$—	$—	$228,866	$(5,604)
Obligations of state and municipal subdivisions	8	23,546	(414)	—	—	—	23,546	(414)
Corporate bonds	1	1,964	(36)	—	—	—	1,964	(36)
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	61	340,415	(4,593)	—	—	—	340,415	(4,593)
	109	$594,791	$(10,647)	—	$—	$—	$594,791	$(10,647)
December 31, 2020
Government agency securities	20	112,897	(1,916)	—	—	—	112,897	(1,916)
Obligations of state and municipal subdivisions	2	3,786	(20)	—	—	—	3,786	(20)
Corporate bonds	1	998	(2)	—	—	—	998	(2)
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	10	41,344	(93)	—	—	—	41,344	(93)
	33	$159,025	$(2,031)	—	$—	$—	$159,025	$(2,031)

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
At June 30, 2021, management's review of all available for sale securities at an unrealized loss position determined that the losses resulted from factors not related to credit quality. This conclusion is based on management's analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors for each security type in our portfolio. The unrealized losses are generally due to increases in market interest rates. Furthermore, the Company has the intent to hold these securities until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their cost basis. As such, there is no allowance for credit losses on available for sale securities recognized as of June 30, 2021.

Note 4. Loans, Net and Allowance for Credit Losses on Loans
Loans, net, at June 30, 2021 and December 31, 2020, consisted of the following:

	June 30,	December 31,
	2021	2020
Commercial	$3,137,227	$3,902,496
Real estate:
Commercial	6,349,496	6,096,676
Commercial construction, land and land development	1,175,486	1,245,801
Residential	1,305,376	1,352,465
Single-family interim construction	342,071	326,575
Agricultural	78,688	85,014
Consumer	82,312	67,068
Total loans (1)(2)	12,470,656	13,076,095
Deferred loan fees, net(1)	—	(10,037)
Allowance for credit losses	(154,791)	(87,820)
Total loans, net(2)	$12,315,865	$12,978,238
____________
(1) Loan class amounts are shown at amortized cost, net of deferred loan fees of $14,105 in accordance with ASC 326 at June 30, 2021 and shown at recorded investment at December 31, 2020.
(2) Excludes accrued interest receivable of $48,244 and $54,328 at June 30, 2021 and December 31, 2020, respectively, that is recorded in other assets on the accompanying consolidated balance sheets.
Loans with carrying amounts of $6,682,793 and $6,743,350 at June 30, 2021 and December 31, 2020, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity and Federal Reserve Bank discount window borrowing capacity.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. The Company’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. These cash flows, however, may not be as expected and the value of collateral securing the loans may fluctuate. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short term loans may be made on an unsecured basis. Additionally, our commercial loan portfolio includes loans made to customers in the energy industry, which is a complex, technical and cyclical industry. Experienced bankers with specialized energy lending experience originate our energy loans. Companies in this industry produce, extract, develop, exploit and explore for oil and natural gas. Loans are primarily collateralized with proven producing oil and gas reserves based on a technical evaluation of these reserves. At June 30, 2021 and December 31, 2020, there were approximately $240,590 and $205,496, of energy related loans outstanding, respectively. The Company has a mortgage warehouse purchase program providing mortgage inventory financing for residential mortgage loans originated by mortgage banker clients across a broad geographic scale. Proceeds from the sale of mortgages are the primary source of repayment for warehouse inventory financing via approved investor takeout commitments. These loans typically have a very short duration ranging between a few days to 15 days. In some cases, loans to larger mortgage originators may be financed for up to 60 days. These loans are reported as commercial loans since the loans are secured by notes receivable, not real estate. As of June 30, 2021 and December 31, 2020, mortgage warehouse purchase loans outstanding totaled $894,324 and $1,453,797, respectively.
With the passage of the CARES Act Paycheck Protection Program (PPP), administered by the Small Business Administration (SBA), the Company has participated in originating loans to its customers through the program. PPP loans have terms of two to five years and earn interest at 1%. In return for processing and funding loans, the SBA paid the lenders a processing fee tiered by the size of the loan. At June 30, 2021 and December 31, 2020, there were approximately $490,485 and $804,397 in PPP loans outstanding included in the commercial loan portfolio, respectively. In addition, the Company has recorded net deferred fees associated with PPP loans of $10,548 and $9,770 as of June 30, 2021 and December 31, 2020, respectively. Based on published program guidelines, these loans funded through the PPP are fully guaranteed by the U.S. government. Management believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program with any remaining balances, after the forgiveness of any amounts, still fully guaranteed by the SBA.
Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. Management monitors the diversification of the portfolio on a quarterly basis by type and geographic location. Management also tracks the level of owner occupied property versus non-owner occupied property. At June 30, 2021, the portfolio consisted of approximately 27% of owner occupied property.
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
Most of the Company’s lending activity occurs within the State of Texas, primarily in the north, central and southeast Texas regions and the State of Colorado, specifically along the Front Range area. As of June 30, 2021, loans in the Colorado region represented about 28% of the total portfolio. A large percentage of the Company’s portfolio consists of commercial and residential real estate loans. As of June 30, 2021 and December 31, 2020, there were no concentrations of loans related to a single industry in excess of 10% of total loans.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The allowance for credit losses is measured on a collective basis for portfolios of loans when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. For determining the appropriate allowance for credit losses on a collective basis, the loan portfolio is segmented into pools based upon similar risk characteristics and a lifetime loss-rate model is utilized. For modeling purposes, loan pools include: commercial and industrial, energy, commercial real estate - construction/land development, commercial real estate - owner occupied, commercial real estate - non-owner occupied, agricultural, residential real estate, HELOCs, single-family interim construction, and consumer. Management periodically reassesses each pool to ensure the loans within the pool continue to share similar characteristics and risk profiles and to determine whether further segmentation is necessary. The measurement of expected credit losses is impacted by loan/borrower attributes and certain macroeconomic variables. Management has determined that they are reasonably able to forecast the macroeconomic variables used in the modeling processes with an acceptable degree of confidence for a total of two years then encompassing a reversion process whereby the forecasted macroeconomic variables are reverted to their historical mean utilizing a rational, systematic basis. Management qualitatively adjusts model results for risk factors that are not considered within the modeling processes but are nonetheless relevant in assessing the expected credit losses within the loan pools. These qualitative factor (Q-Factor) adjustments may increase or decrease management's estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk.
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
Following unprecedented declines caused by the pandemic and volatile energy prices, the Texas economy, specifically in the Company’s lending areas of north, central and southeast Texas, and the Colorado economy expanded at a solid pace into the second quarter of 2021. Growth in the manufacturing and nonfinancial service sectors was strong, though activity remained below pre-pandemic levels and retail sales were mixed. Energy activity and agricultural conditions improved further. Overall, loan volume increased sharply, buoyed by continued strength in real estate lending. Outlooks improved, though there was widespread apprehension about the sustainability of current demand growth in light of supply constraints, difficult hiring and rising costs. The pandemic crisis has been impactful and the timing and magnitude of recovery cannot be predicted. The risk of loss associated with all segments of the portfolio could increase due to these factors.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The economy and other risk factors are minimized by the Company’s underwriting standards, which include the following principles: 1) financial strength of the borrower including strong earnings, high net worth, significant liquidity and acceptable debt to worth ratio, 2) managerial business competence, 3) ability to repay, 4) loan to value, 5) projected cash flow and 6) guarantor financial statements, as applicable.
The following is a summary of the activity in the allowance for credit losses on loans by class for the three and six months ended June 30, 2021 and 2020:

	Commercial	Commercial Real Estate	Commercial Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Unallocated	Total
Three months ended June 30, 2021
Balance at beginning of period	$48,863	$69,977	$33,596	$4,401	$8,328	$108	$554	$—	$165,827
Provision for credit losses	1,775	(2,081)	(5,754)	(763)	(199)	(22)	(76)	—	(7,120)
Charge-offs	(3,684)	(200)	—	—	—	—	(50)	—	(3,934)
Recoveries	3	—	—	—	—	—	15	—	18
Balance at end of period	$46,957	$67,696	$27,842	$3,638	$8,129	$86	$443	$—	$154,791

Six months ended June 30, 2021
Balance at beginning of period	$27,311	$36,698	$13,425	$6,786	$2,156	$337	$684	$423	$87,820
Impact of adopting ASC 326	12,775	29,108	22,008	(2,255)	7,179	(178)	(334)	(423)	67,880
Initial allowance on loans purchased with credit deterioration	4,328	7,640	927	140	—	—	—	—	13,035
Provision for credit losses	6,276	(5,375)	(8,392)	(1,033)	(1,206)	(73)	183	—	(9,620)
Charge-offs	(3,754)	(375)	(126)	—	—	—	(125)	—	(4,380)
Recoveries	21	—	—	—	—	—	35	—	56
Balance at end of period	$46,957	$67,696	$27,842	$3,638	$8,129	$86	$443	$—	$154,791

Three months ended June 30, 2020
Balance at beginning of period	$17,342	$24,894	$9,189	$4,437	$1,831	$345	$323	$42	$58,403
Provision for credit losses	9,582	8,050	3,743	1,474	167	34	151	(80)	23,121
Charge-offs	(1,482)	—	—	—	—	—	(79)	—	(1,561)
Recoveries	56	—	—	—	—	—	36	—	92
Balance at end of period	$25,498	$32,944	$12,932	$5,911	$1,998	$379	$431	$(38)	$80,055

Six months ended June 30, 2020
Balance at beginning of period	$12,844	$24,371	$8,714	$3,678	$1,606	$332	$231	$(315)	$51,461
Provision for credit losses	14,635	9,308	4,218	2,233	474	47	310	277	31,502
Charge-offs	(2,053)	(735)	—	—	(82)	—	(200)	—	(3,070)
Recoveries	72	—	—	—	—	—	90	—	162
Balance at end of period	$25,498	$32,944	$12,932	$5,911	$1,998	$379	$431	$(38)	$80,055

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific credit loss allocations, by loan class as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Loan Balance - Amortized Cost Basis	Specific Allocations	Loan Balance - Recorded Investment	Specific Allocations
Commercial	$26,896	$15,741	$39,298	$8,281
Commercial real estate	22,919	2,950	21,848	243
Commercial construction, land and land development	1,387	599	32	—
Residential real estate	—	—	2,550	—
Single-family Interim construction	—	—	—	—
Agricultural	—	—	613	—
Consumer	—	—	42	—
	$51,202	$19,290	$64,383	$8,524
Nonperforming loans by loan class at June 30, 2021 (at amortized cost) and December 31, 2020 (at recorded investment), are summarized as follows:

	Commercial	Commercial Real Estate	Commercial Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Total
June 30, 2021
Nonaccrual loans (1)	$27,502	$21,495	$28	$1,514	$—	$—	$23	$50,562
Loans past due 90 days and still accruing	—	—	—	—	—	—	—	—
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	—	1,761	—	169	—	—	—	1,930
	$27,502	$23,256	$28	$1,683	$—	$—	$23	$52,492
December 31, 2020 (2)
Nonaccrual loans	$25,898	$20,040	$32	$2,372	$—	$613	$42	$48,997
Loans past due 90 days and still accruing	433	—	—	—	—	—	—	433
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	—	1,808	—	178	—	—	—	1,986
	$26,331	$21,848	$32	$2,550	$—	$613	$42	$51,416
____________
(1) There are $56 in loans on nonaccrual without an allowance for credit loss as of June 30, 2021. Additionally, no interest income was recognized on nonaccrual loans. No significant amounts of accrued interest was reversed during the three and six months ended June 30, 2021.
(2) Excluded loans acquired with deteriorated credit quality under prior GAAP.

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
The restructuring of a loan is considered a “troubled debt restructuring” (TDR) if both 1) the borrower is experiencing financial difficulties and 2) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, extending amortization and other actions intended to minimize potential losses. Modifications primarily relate to extending the amortization periods of the loans and interest rate concessions. The modifications during the reported periods did not materially impact the Company’s determination of the allowance for credit losses. The amortized cost basis and recorded investment in troubled debt restructurings, including those on nonaccrual, was $3,024 and $2,564 as of June 30, 2021 and December 31, 2020, respectively.
Following is a summary of loans modified under troubled debt restructurings during the three and six months ended June 30, 2021 and 2020:

	Commercial	Commercial Real Estate	Commercial Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Total
Troubled debt restructurings during the three months ended June 30, 2021
Number of contracts	1	—	—	—	—	—	1	2
Pre-restructuring outstanding recorded investment	$1,740	$—	$—	$—	$—	$—	$6	$1,746
Post-restructuring outstanding recorded investment	$526	$—	$—	$—	$—	$—	$6	$532

Troubled debt restructurings during the six months ended June 30, 2021
Number of contracts	2	—	—	—	—	—	1	3
Pre-restructuring outstanding recorded investment	$1,789	$—	$—	$—	$—	$—	$6	$1,795
Post-restructuring outstanding recorded investment	$570	$—	$—	$—	$—	$—	$6	$576

Troubled debt restructurings during the three months ended June 30, 2020
Number of contracts	—	—	—	—	—	—	—	—
Pre-restructuring outstanding recorded investment	$—	$—	$—	$—	$—	$—	$—	$—
Post-restructuring outstanding recorded investment	$—	$—	$—	$—	$—	$—	$—	$—

Troubled debt restructurings during the six months ended June 30, 2020
Number of contracts	—	1	—	—	—	—	—	1
Pre-restructuring outstanding recorded investment	$—	$1,517	$—	$—	$—	$—	$—	$1,517
Post-restructuring outstanding recorded investment	$—	$1,517	$—	$—	$—	$—	$—	$1,517

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
At June 30, 2021 and 2020, there were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the three and six months ended June 30, 2021 and 2020, respectively.
At June 30, 2021 and 2020, the Company had no commitments to lend additional funds to any borrowers with loans whose terms have been modified under troubled debt restructurings.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents information regarding the aging of past due loans by loan class as of June 30, 2021 (at amortized cost) and as of December 31, 2020 (at recorded investment):

	Loans 30-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Loans
June 30, 2021
Commercial	$4,300	$14,608	$18,908	$3,118,319	$3,137,227
Commercial real estate	1,826	15,259	17,085	6,332,411	6,349,496
Commercial construction, land and land development	517	—	517	1,174,969	1,175,486
Residential real estate	2,299	341	2,640	1,302,736	1,305,376
Single-family interim construction	—	—	—	342,071	342,071
Agricultural	418	—	418	78,270	78,688
Consumer	147	18	165	82,147	82,312
	$9,507	$30,226	$39,733	$12,430,923	$12,470,656
December 31, 2020 (1)
Commercial	$3,243	$13,227	$16,470	$3,846,810	$3,863,280
Commercial real estate	2,434	16,790	19,224	5,921,723	5,940,947
Commercial construction, land and land development	19	—	19	1,230,524	1,230,543
Residential real estate	5,169	1,028	6,197	1,341,587	1,347,784
Single-family interim construction	—	—	—	326,575	326,575
Agricultural	—	1	1	84,896	84,897
Consumer	86	41	127	67,156	67,283
	10,951	31,087	42,038	12,819,271	12,861,309
Acquired with deteriorated credit quality	624	3,219	3,843	210,943	214,786
	$11,575	$34,306	$45,881	$13,030,214	$13,076,095
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Management considers the guidance in ASC 310-20 when determining whether a modification, extension or renewal of a loan constitutes a current period origination. Generally, current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. The following summarizes the amortized cost basis of loans by year of origination/renewal and credit quality indicator by class of loan as of June 30, 2021:

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination or Renewal						Revolving Loans
June 30, 2021	2021	2020	2019	2018	2017	Prior			Total
Commercial
Pass	$498,477	$226,614	$145,802	$117,604	$115,425	$357,981	$1,475,016	$3,947	$2,940,866
Pass/Watch	808	13,994	865	21,617	8,985	79	29,387	3,689	79,424
Special Mention	—	3,549	16,224	196	438	960	1,321	—	22,688
Substandard	9,993	774	32,035	7,751	7,872	7,234	18,385	41	84,085
Doubtful	—	—	—	—	—	—	10,164	—	10,164
Total commercial	$509,278	$244,931	$194,926	$147,168	$132,720	$366,254	$1,534,273	$7,677	$3,137,227

Commercial real estate
Pass	$948,880	$1,376,681	$907,194	$793,203	$663,201	$855,819	$57,379	$1,154	$5,603,511
Pass/Watch	48,955	31,825	58,300	73,823	43,611	90,173	—	448	347,135
Special Mention	25,934	46,650	62,149	71,554	44,950	41,058	—	—	292,295
Substandard	25,034	30,790	2,396	14,786	1,582	30,895	1,072	—	106,555
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$1,048,803	$1,485,946	$1,030,039	$953,366	$753,344	$1,017,945	$58,451	$1,602	$6,349,496

Commercial construction, land and land development
Pass	$329,362	$321,287	$269,345	$120,888	$22,652	$17,424	$10,432	$—	$1,091,390
Pass/Watch	12,372	1,733	17,072	12,968	1,956	90	—	—	46,191
Special Mention	—	8,999	—	—	—	—	—	—	8,999
Substandard	15,482	—	1,353	10,067	29	1,975	—	—	28,906
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction, land and land development	$357,216	$332,019	$287,770	$143,923	$24,637	$19,489	$10,432	$—	$1,175,486

Residential real estate
Pass	$217,197	$313,835	$234,137	$141,903	$106,884	$210,000	$59,285	$2,353	$1,285,594
Pass/Watch	1,712	507	1,414	418	2,454	4,809	170	—	11,484
Special Mention	—	1,138	—	131	256	1,072	232	—	2,829
Substandard	241	641	501	472	810	2,749	55	—	5,469
Doubtful	—	—	—	—	—	—	—	—	—
Total residential real estate	$219,150	$316,121	$236,052	$142,924	$110,404	$218,630	$59,742	$2,353	$1,305,376

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination or Renewal						Revolving Loans
June 30, 2021	2021	2020	2019	2018	2017	Prior			Total
Single-family interim construction
Pass	$148,301	$169,633	$17,455	$346	$—	$376	$5,960	$—	$342,071
Pass/Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total single-family interim construction	$148,301	$169,633	$17,455	$346	$—	$376	$5,960	$—	$342,071

Agricultural
Pass	$5,102	$20,053	$4,725	$9,793	$14,616	$6,235	$11,566	$—	$72,090
Pass/Watch	—	552	1,621	61	1,000	—	3,328	—	6,562
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	36	—	—	36
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural	$5,102	$20,605	$6,346	$9,854	$15,616	$6,271	$14,894	$—	$78,688

Consumer
Pass	$10,803	$12,113	$3,465	$1,612	$571	$396	$53,207	$48	$82,215
Pass/Watch	—	—	—	—	2	—	—	—	2
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	5	50	—	—	18	22	—	—	95
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	$10,808	$12,163	$3,465	$1,612	$591	$418	$53,207	$48	$82,312
A summary of loans at recorded investment by credit quality indicator by class presented under prior GAAP as of December 31, 2020, is as follows:

	Pass	Pass/ Watch	Special Mention	Substandard	Doubtful	Total
December 31, 2020
Commercial	$3,700,856	$55,960	$38,186	$97,403	$10,091	$3,902,496
Commercial real estate	5,379,801	306,884	317,580	92,411	—	6,096,676
Commercial construction, land and land development	1,125,132	46,026	43,383	31,260	—	1,245,801
Residential real estate	1,332,757	6,296	5,726	7,686	—	1,352,465
Single-family interim construction	323,800	2,775	—	—	—	326,575
Agricultural	76,951	6,194	1,205	664	—	85,014
Consumer	66,970	8	—	90	—	67,068
	$12,006,267	$424,143	$406,080	$229,514	$10,091	$13,076,095

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
At June 30, 2021 and December 31, 2020, the approximate amounts of these financial instruments were as follows:

	June 30,	December 31,
	2021	2020
Commitments to extend credit	$2,478,737	$2,268,216
Standby letters of credit	24,819	25,917
	$2,503,556	$2,294,133
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The allowance for credit losses on off-balance sheet commitments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$1,113	$—	$—	$—
Impact of CECL adoption	—	—	1,113	—
Provision for off-balance sheet credit exposure	620	—	620	—
Balance at end of period	$1,733	$—	$1,733	$—
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

Note 6. Income Taxes
Income tax expense for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income tax expense for the period	$15,467	$8,903	$31,212	$19,739
Effective tax rate	21.0%	18.7%	20.9%	19.2%
The effective tax rates for 2021 and 2020 differ from the statutory federal tax rate of 21% largely due to tax exempt interest income earned on certain investment securities and loans, the nontaxable earnings on bank owned life insurance, nondeductible compensation, acquisition-related expenses, and state income tax. The lower effective tax rate for the three months ended June 30, 2020 is due to adjustments to state income taxes. In addition, the lower effective tax rate for the six months ended June 30, 2020 is a result of a tax benefit recorded due to the net operating loss carryback provision allowed through the enactment of the CARES Act.

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Assets and Liabilities Measured on a Recurring Basis
The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of June 30, 2021 and December 31, 2020 by level within the ASC Topic 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021
Assets:
Investment securities available for sale:
U.S. treasuries	$41,215	$—	$41,215	$—
Government agency securities	420,836	—	420,836	—
Obligations of state and municipal subdivisions	387,549	—	387,549	—
Corporate bonds	29,215	—	29,215	—
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	694,545	—	694,545	—
Other securities	1,075	—	1,075	—
Loans held for sale, fair value option elected (1)	33,055	—	33,055	—
Derivative financial instruments:
Interest rate swaps - cash flow hedge	357	—	357	—
Interest rate lock commitments	2,095	—	2,095	—
Forward mortgage-backed securities trades	26	—	26	—
Loan customer counterparty	11,719	—	11,719	—
Financial institution counterparty	474	—	474	—
Liabilities:
Derivative financial instruments:
Interest rate swaps - cash flow hedge	85	—	85	—
Interest rate lock commitments	29	—	29	—
Forward mortgage-backed securities trades	86	—	86	—
Loan customer counterparty	464	—	464	—
Financial institution counterparty	12,269	—	12,269	—
December 31, 2020
Assets:
Investment securities available for sale:
U.S. treasuries	$44,708	$—	$44,708	$—
Government agency securities	249,017	—	249,017	—
Obligations of state and municipal subdivisions	393,165	—	393,165	—
Corporate bonds	22,102	—	22,102	—
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	443,501	—	443,501	—
Other securities	1,200	—	1,200	—
Loans held for sale, fair value option elected (1)	71,769	—	71,769	—
Derivative financial instruments:
Interest rate lock commitments	3,515	—	3,515	—
Loan customer counterparty	20,159	—	20,159	—
Liabilities:
Derivative financial instruments:
Forward mortgage-backed securities trades	568	—	568	—
Financial institution counterparty	21,306	—	21,306	—
__________
(1)    At June 30, 2021 and December 31, 2020, loans held for sale for which the fair value option was elected had an aggregate outstanding principal balance of $31,737 and $68,670, respectively. There were no mortgage loans held for sale under the fair value option that were 90 days or greater past due or on nonaccrual at June 30, 2021.

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
Derivatives
The Company utilizes interest rate swaps to hedge exposure to interest rate risk and variability of cash flows associated to changes in the underlying interest rate of the hedged item. These hedging interest rate swaps are classified as a cash flow hedge. The Company utilizes a third-party vendor for derivative valuation purposes. These vendors determine the appropriate fair value based on a net present value calculation of the cash flows related to the interest rate swaps using primarily observable market inputs such as interest rate yield curves (Level 2 inputs).
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Assets and Liabilities Measured on a Nonrecurring Basis
In accordance with ASC Topic 820, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at June 30, 2021 and December 31, 2020, for which a nonrecurring change in fair value has been recorded:

		Fair Value Measurements at Reporting Date Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Period Ended Total Losses
June 30, 2021
Assets:
Individually evaluated loans	$18,931	$—	$—	$18,931	$4,201

December 31, 2020
Assets:
Individually evaluated loans	$16,903	$—	$—	$16,903	$13,041
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
Other real estate owned is measured at fair value on a nonrecurring basis (upon initial recognition or subsequent impairment). Other real estate is classified within Level 3 of the valuation hierarchy. When transferred from the loan portfolio, other real estate owned is adjusted to fair value less estimated selling costs and is subsequently carried at the lower of carrying value or fair value less estimated selling costs. The fair value is determined using an external appraisal process, discounted based on internal criteria. Therefore, the Company has categorized its other real estate as Level 3. There was no other real estate owned remeasured during the six months ended June 30, 2021 and the year ended December 31, 2020.
In addition, mortgage loans held for sale not recorded under the fair value option are required to be measured at the lower of cost or fair value. The fair value of these loans is based upon binding quotes or bids from third party investors. As of June 30, 2021 and December 31, 2020, all mortgage loans held for sale not recorded under the fair value option were recorded at cost.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Fair Value of Financial Instruments not Recorded at Fair Value
The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instruments that are reported at amortized cost on the Company's consolidated balance sheets were as follows at June 30, 2021 and December 31, 2020:

			Fair Value Measurements at Reporting Date Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2021
Financial assets:
Cash and cash equivalents	$2,794,700	$2,794,700	$2,794,700	$—	$—
Certificates of deposit held in other banks	3,245	3,271	—	3,271	—
Loans held for sale, at cost	10,629	10,889	—	10,889	—
Loans, net	12,315,865	12,498,192	—	—	12,498,192
FHLB of Dallas stock and other restricted stock	21,560	21,560	—	21,560	—
Accrued interest receivable	55,099	55,099	—	55,099	—
Financial liabilities:
Deposits	15,063,791	15,068,880	—	15,068,880	—
Accrued interest payable	6,817	6,817	—	6,817	—
FHLB advances	375,000	361,014	—	361,014	—
Other borrowings	306,023	325,775	—	325,775	—
Junior subordinated debentures	54,122	43,883	—	43,883	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2020
Financial assets:
Cash and cash equivalents	$1,813,987	$1,813,987	$1,813,987	$—	$—
Certificates of deposit held in other banks	4,482	4,595	—	4,595	—
Loans held for sale, at cost	10,878	11,138	—	11,138	—
Loans, net	12,978,238	13,093,698	—	—	13,093,698
FHLB of Dallas stock and other restricted stock	20,305	20,305	—	20,305	—
Accrued interest receivable	60,581	60,581	—	60,581	—
Financial liabilities:
Deposits	14,398,927	14,407,596	—	14,407,596	—
Accrued interest payable	7,397	7,397	—	7,397	—
FHLB advances	375,000	371,175	—	371,175	—
Other borrowings	312,175	327,150	—	327,150	—
Junior subordinated debentures	54,023	42,624	—	42,624	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Note 8. Derivative Financial Instruments
The Company enters into certain derivative financial instruments as part of its hedging strategy. The Company accounts for its derivative financial instruments in accordance with ASC Topic 815 which requires all derivative instruments to be carried at fair value on the balance sheet. The Company has designated certain derivative instruments used to manage interest rate risk as hedge relationships with certain assets, liabilities or cash flows being hedged. Certain derivatives used for interest rate risk management are not designated in a hedge relationship and are used for asset and liability management related to the Company's mortgage banking activities and commercial customers' financing needs. All derivatives are carried at fair value in either other assets or other liabilities.
Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
The Company's objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. During the second quarter of 2021, the Company entered into two interest rate swap derivatives with an aggregated notional amount of $100,000 that were designated as cash flow hedges. The derivatives are intended to hedge the variable cash flows associated with certain existing variable-interest rate loans.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest income in the same period that the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate loans. During the next twelve months, the Company estimates that $850 will be reclassified as an increase to interest income.
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
The Company offers certain derivatives products, primarily interest rate swaps, directly to qualified commercial banking customers to facilitate their risk management strategies. The interest rate swap derivative positions relate to transactions in which the Company enters into an interest rate swap with a customer, while at the same time entering into an offsetting interest rate swap with another financial institution. An interest rate swap transaction allows customers to effectively convert a variable rate loan to a fixed rate. In connection with each swap, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The following table provides the outstanding notional balances and fair values of outstanding derivative positions at June 30, 2021 and December 31, 2020:

	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
June 30, 2021
Derivatives designated as hedging instruments:
Interest rate swaps - cash flow hedge	$100,000	$357	$85
Derivatives not designated as hedging instruments:
Interest rate lock commitments	65,772	2,095	29
Forward mortgage-backed securities trades	53,500	26	86
Commercial loan interest rate swaps:
Loan customer counterparty	307,458	11,719	464
Financial institution counterparty	307,458	474	12,269

December 31, 2020
Derivatives not designated as hedging instruments:
Interest rate lock commitments	$116,795	$3,515	$—
Forward mortgage-backed securities trades	104,000	—	568
Commercial loan interest rate swaps:
Loan customer counterparty	335,370	20,159	—
Financial institution counterparty	335,370	—	21,306

The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding were as follows:

	Weighted Average Interest Rate
	June 30, 2021		December 31, 2020
	Received	Paid	Received	Paid
Loan customer counterparty	4.10%	2.32%	4.08%	2.32%
The credit exposure related to interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $12,550 at June 30, 2021. In some cases collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. At June 30, 2021, cash of $22,801 and securities of $3,339 were pledged as collateral for these derivatives.
The Company has entered into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which the Company is either a participant or a lead bank. Risk participation agreements entered into as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. The Company is party to one risk participation agreement as a participant bank having a notional amount of $5,381 at June 30, 2021. Risk participation agreements entered into as the lead bank provide credit protection to the Company should the borrower fail to perform on its interest rate derivative contract. The Company is party to one risk participation agreement as the lead bank having a notional amount of $9,478 at June 30, 2021.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The changes in the fair value of interest rate lock commitments and the forward sales of mortgage-backed securities are recorded in mortgage banking revenue. These gains and losses were not attributable to instrument-specific credit risk. For commercial interest rate swaps, because the Company acts as an intermediary for our customer, changes in the fair value of the underlying derivative contracts substantially offset each other and do not have a material impact on the results of operations.
A summary of derivative activity and the related impact on the consolidated statements of income for the three and six months ended June 30, 2021 and 2020 is as follows:

	Income Statement Location	Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Derivatives not designated as hedging instruments
Interest rate swaps - cash flow hedges	Interest and fees on loans	$154	$—	$154	$—
Derivatives not designated as hedging instruments
Interest rate lock commitments	Mortgage banking revenue	(40)	551	(1,449)	551
Forward mortgage-backed securities trades	Mortgage banking revenue	(838)	(1,252)	508	(1,252)

Note 9. Stock Awards
The Company grants common stock awards to certain employees of the Company. In connection with the Company's initial public offering in April 2013, the Board of Directors adopted the 2013 Equity Incentive Plan (2013 Plan). All stock awards issued under expired plans prior to 2013 are fully vested. Under the 2013 Plan, the Compensation Committee may grant awards to certain employees of the Company in the form of restricted stock, restricted stock rights, restricted stock units, qualified and nonqualified stock options, performance share awards and other equity-based awards. The 2013 Plan, as amended, has 2,300,000 reserved shares of common stock to be awarded by the Company’s compensation committee. As of June 30, 2021, there were 1,081,903 shares remaining available for grant for future awards.
The shares currently issued under the 2013 Plan are restricted stock awards and performance stock units. Restricted stock awarded to employees vest evenly over the required employment period, generally ranging from one to five years. Performance stock units awarded have a three to four year cliff vesting period. As defined in the plan, outstanding awards may immediately vest upon a change-in-control in the Company. Restricted stock granted under the 2013 Plan are issued at the date of grant and receive dividends. Performance stock units are eligible to receive dividend equivalents as such dividends are declared on the Company's common stock during the performance period. Equivalent dividend payments are based upon the number of shares issued under each performance award and are deferred until such time that the units vest and the shares are issued.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Restricted Stock Awards
The following table summarizes the activity in nonvested restricted stock awards for the six months ended June 30, 2021 and 2020:

Restricted Stock Awards	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2020	468,800	$49.01
Granted during the period	91,041	64.60
Vested during the period	(114,961)	56.65
Forfeited during the period	(22,327)	49.06
Nonvested shares, June 30, 2021	422,553	$50.23

Nonvested shares, December 31, 2019	284,861	$58.63
Granted during the period	94,177	53.48
Vested during the period	(99,827)	57.90
Forfeited during the period	(626)	71.05
Nonvested shares, June 30, 2020	278,585	$57.12
Compensation expense related to these awards is recorded based on the fair value of the award at the date of grant and totaled $2,030 and $4,526 for the three and six months ended June 30, 2021, respectively, and $2,481 and $4,363 for the three and six months ended June 30, 2020, respectively. Compensation expense is recorded in salaries and employee benefits in the accompanying consolidated statements of income. At June 30, 2021, future compensation expense is estimated to be $16,082 and will be recognized over a remaining weighted average period of 2.33 years.
The fair value of common stock awards that vested during the six months ended June 30, 2021 and 2020 was $7,538 and $4,873, respectively. The Company has recorded $32 and $226 in excess tax benefit on vested restricted stock to income tax expense for the three and six months ended June 30, 2021, respectively, and $122 and $202 in excess tax expense for the three and six months ended June 30, 2020, respectively.
There were no modifications of stock agreements during the six months ended June 30, 2021 and 2020 that resulted in significant additional incremental compensation costs.
At June 30, 2021, the future vesting schedule of the nonvested restricted stock awards is as follows:

First year	172,288
Second year	121,970
Third year	77,864
Fourth year	50,231
Fifth year	200
Total nonvested shares	422,553
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The following table summarizes the activity in nonvested performance stock units at target award level for the six months ended June 30, 2021:

Performance-based Restricted Stock Units	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2020	89,300	$38.29
Granted during the period	20,198	62.58
Nonvested shares, June 30, 2021	109,498	$42.77
Compensation expense related to performance stock units is estimated each period based on the fair value of the target stock unit at the grant date and the most probable level of achievement of the performance condition, adjusted for the passage of time within the vesting periods of the awards. As of June 30, 2021, the unrecognized compensation expense assuming the target attainment was $3,656, while the maximum payout rate was $5,997. The remaining performance period over which the expense will be recognized is 2.88 years. Compensation expense related to these awards was $318 and $1,028 for the three and six months ended June 30, 2021, respectively.

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
As discussed in Note 1 - Summary of Significant Accounting Policies, in connection with the adoption of ASC 326, the Company recognized an after-tax cumulative effect reduction to retained earnings of $53,880 on January 1, 2021. In February 2019, the federal bank regulatory agencies issued a final rule that revised certain capital regulations under CECL and included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of CECL on their regulatory capital ratios (three-year transition option). The Company elected to adopt the three-year transition option and the deferral has been applied in the June 30, 2021 capital ratios presented below.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Common Equity Tier 1 (CET1) and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2021 and December 31, 2020, the Company and the Bank meet all capital adequacy requirements to which they are subject, including the capital buffer requirement.
As of June 30, 2021 and December 31, 2020, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk based, CET1, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Bank’s category.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The following table presents actual capital amounts and required ratios under Basel III Capital Rules for the Company and Bank as of June 30, 2021 and December 31, 2020.

	Actual		Minimum Capital Required - Basel III		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2021
Total capital to risk weighted assets:
Consolidated	$1,917,752	14.23%	$1,415,061	10.50%	N/A	N/A
Bank	1,949,342	14.47	1,414,546	10.50	$1,347,187	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	1,556,968	11.55	1,145,526	8.50	N/A	N/A
Bank	1,854,558	13.77	1,145,109	8.50	1,077,750	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	1,501,368	11.14	943,374	7.00	N/A	N/A
Bank	1,854,558	13.77	943,031	7.00	875,672	6.50
Tier 1 capital to average assets:
Consolidated	1,556,968	9.03	689,538	4.00	N/A	N/A
Bank	1,854,558	10.76	689,374	4.00	861,717	5.00

December 31, 2020
Total capital to risk weighted assets:
Consolidated	$1,825,661	13.32%	$1,438,939	10.50%	N/A	N/A
Bank	1,864,240	13.61	1,438,385	10.50	$1,369,891	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	1,471,841	10.74	1,164,855	8.50	N/A	N/A
Bank	1,776,420	12.97	1,164,407	8.50	1,095,913	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	1,416,241	10.33	959,293	7.00	N/A	N/A
Bank	1,776,420	12.97	958,924	7.00	890,429	6.50
Tier 1 capital to average assets:
Consolidated	1,471,841	9.12	645,730	4.00	N/A	N/A
Bank	1,776,420	11.01	645,539	4.00	806,924	5.00
Stock repurchase program: From time to time, the Company's board of directors has authorized stock repurchase programs which allow the Company to purchase its common stock generally over a one-year period at various prices in the open market or in privately negotiated transactions. On October 22, 2020, the Company's board of directors authorized a $150,000 stock repurchase program allowing the Company to purchase shares of its common stock through October 31, 2021. Under this program, the Company repurchased 109,548 shares at a total cost of $5,660 in 2020. There were no shares repurchased under this plan for the six months ended June 30, 2021, or for the six months ended June 30, 2020 under a prior plan. In July 2019, the federal bank regulators adopted final rules that, among other things, eliminated the standalone prior approval requirement for any repurchase of common stock. However, the Company remains subject to a Federal Reserve Board guideline that requires consultation with the Federal Reserve regarding plans for share repurchases. The Company’s repurchases of its common stock may be subject to a prior approval or notice requirement under other regulations, policies or supervisory expectations of the Federal Reserve Board. The Federal Reserve Board has approved share repurchases through the remainder of 2021.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Company stock repurchased to settle employee tax withholding related to vesting of stock awards totaled 2,376 and 25,211 shares at a total cost of $176 and $1,665 for the three and six months ended June 30, 2021, respectively and 31 and 2,660 shares at a total cost of $1 and $146 for the three and six months ended June 30, 2020, respectively, and were not included under the repurchase program.

Note 11. Subsequent Event
Subordinated Debentures Redemption
On July 20, 2021, the Company redeemed $40,000 of its outstanding 5.75% fixed-to-floating rate subordinated debentures due July 20, 2026, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest.
Declaration of Dividends
On July 22, 2021, the Company declared a quarterly cash dividend in the amount of $0.34 per share of common stock to the stockholders of record on August 5, 2021. The dividend will be paid on August 19, 2021.

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
As of June 30, 2021, the Company operated 93 full service banking locations in north, central and southeast Texas regions, and along the Colorado Front Range region, with 61 Texas locations and 32 Colorado locations.
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

COVID-19 Update
In 2021, restrictive measures related to the COVID-19 pandemic continued to ease, both on a national level and more specifically in the Company's markets of Texas and Colorado. Most businesses have reopened at full capacity, which has improved commercial and consumer activity but still has not returned to pre-pandemic levels. While the overall outlook has improved based on the availability of the vaccine to all adults and older children, there has been a recent rise in hospitalization and infection rates caused by the Delta variant, a rapidly spreading strain of coronavirus. Therefore, the risk of further resurgence and possible reimplementation of restrictions remains.
The Company has reopened all financial centers at normal business hours and all employees have returned to work during second quarter 2021.
The CARES Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors through programs like the Paycheck Protection Program (PPP). The CARES Act also includes a range of other provisions designed to support the U.S. economy and mitigate the impact of COVID-19 on financial institutions and their customers, including the delayed adoption of CECL, as noted above, and a provision that permits a financial institution to elect to suspend temporarily troubled debt restructuring accounting under ASC Subtopic 310-40 in certain circumstances (section 4013). In response to this section of the CARES Act, the federal banking agencies issued a revised interagency statement that, in consultation with the Financial Accounting Standards Board, confirmed that for loans not subject to section 4013, short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings under ASC Subtopic 310-40.
In subsequent legislation and regulatory relief efforts, Congress extended authority to make PPP loans and modified provisions related to the origination and forgiveness of PPP loans, set forth requirements to obtain a second draw loan (PPP Round 2) and extended many provisions of the CARES Act through the end of 2021.
Lending Operations and Accommodations to Borrowers
As discussed in Note 4 - Loans, Net and the Allowance for Credit Losses, the Company has participated in the CARES Act PPP. As of June 30, 2021, the Company had outstanding PPP balances of $490.5 million, a net decrease of 39% from December 31, 2020 as forgiveness of PPP loans has increased during second quarter 2021. Management believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.

The Company continues to monitor borrowers impacted by pandemic-related economic hardships and, where appropriate, provide prudent modifications allowing for payment deferrals or payment relief on a limited basis. The number of loans on active payment deferral has significantly declined since the beginning of the pandemic, and the vast majority of borrowers who were provided temporary payment relief have returned to paying as originally agreed. As of June 30, 2021, the amount of loans with active deferrals declined to approximately $170 million across 35 accounts, which represents 1.4% of the Company’s outstanding total loans held for investment balances, excluding PPP loans. Under current guidance, such modifications are exempt from the accounting guidance for TDRs.
Capital and Liquidity
The Company's capital remains strong, with ratios of the Company, and its subsidiary bank, well above the standards to be considered well-capitalized under regulatory requirements. Refer to the section captioned "Regulatory Capital Requirements" elsewhere in this discussion for additional information related to the Company's regulatory capital.
The Company's liquidity remains strong and continues to reflect excess balances, with cash and securities representing approximately 23.7% of total assets as of June 30, 2021. The Company maintains the ability to access considerable sources of contingent liquidity at the Federal Home Loan Bank and the Federal Reserve. Management considers the Company's current liquidity position to be adequate to meet short-term and long-term liquidity needs. Refer to the section captioned "Liquidity Management" elsewhere in this discussion for additional information regarding the Company's liquidity position.

Credit and Asset Quality
Under the CARES Act, the Company elected to defer the adoption of the CECL accounting standard in 2020 and has adopted the standard effective January 1, 2021. Under the CECL model, the Company recorded a $9.0 million credit provision for credit losses on loans and off-balance sheet credit exposures during the six months ended June 30, 2021 primarily due to improvements in the economic forecast. The allowance for credit losses on loans and off-balance sheet credit exposures totaled $154.8 million and $1.7 million, respectively, at June 30, 2021. Management believes that the allowance adequately supports inherent credit losses within the loan portfolio. Refer to the section captioned "Provision" and "Allowance for Credit Losses" elsewhere in this discussion for additional information.
Classified loans have decreased by $4.3 million to $235.3 million, or 2.0% of loans held for investment, net of mortgage warehouse purchase loans, as of June 30, 2021 (at amortized cost basis) from $239.6 million at December 31, 2020 (at recorded investment). Our nonperforming asset ratio to total assets was 0.29% at June 30, 2021. Overall, asset quality remains solid, reflecting the Company's disciplined underwriting and conservative lending philosophy which has supported strong credit performance during prior financial crises. Refer to Note 4 - Loans, Net and Allowance for Credit Losses on Loans, and to the section captioned "Asset Quality" elsewhere in this discussion for additional disclosures related to asset quality of the Company's loan portfolio.
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

Discussion and Analysis of Results of Operations for the Three and Six Months Ended June 30, 2021 and 2020
The following discussion and analysis of the Company's results of operations compares the operations for the three and six months ended June 30, 2021 with the three and six months ended June 30, 2020. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations that may be expected for all of the year ending December 31, 2021.
Results of Operations
For the three months ended June 30, 2021, net income was $58.2 million ($1.35 per common share on a diluted basis) compared with net income of $38.7 million ($0.90 per common share on a diluted basis) for the three months ended June 30, 2020. The Company posted annualized returns on average equity of 9.27% and 6.44%, returns on average assets of 1.28% and 0.94% and efficiency ratios of 51.55% and 51.95% for the three months ended June 30, 2021 and 2020, respectively. The efficiency ratio is calculated by dividing total noninterest expense (which excludes the provision for credit losses and the amortization of other intangible assets) by net interest income plus noninterest income.
For the six months ended June 30, 2021, net income was $118.2 million ($2.73 per common share on a diluted basis) compared with $82.9 million ($1.92 per common share on a diluted basis) for the six months ended June 30, 2020. The Company posted annualized returns on average equity of 9.52% and 6.96%, returns on average assets of 1.32% and 1.06% and efficiency ratios of 50.02% and 51.82% for the six months ended June 30, 2021 and 2020, respectively.

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
Net interest income was $129.3 million for the three months ended June 30, 2021, a slight increase of $925 thousand, or 0.7%, from $128.4 million for the three months ended June 30, 2020. This increase in net interest income is due to decreased funding costs due to a declining rate environment during the year over year period offset by decreased earnings on assets due to lower yields and loan accretion. Average interest earning assets increased $1.8 billion or 12.3%, to $16.5 billion for the three months ended June 30, 2021 compared to $14.7 billion for the three months ended June 30, 2020. The increase is primarily related to the continued growth of average interest bearing cash balances over the past year, increasing $1.3 billion from prior year but also due to slight increases in average loans and taxable securities. The yield on average interest earning assets decreased 60 basis points from 4.14% for the three months ended June 30, 2020 to 3.54% for the three months ended June 30, 2021. The decrease from the prior year was due primarily to the continued increase in lower-yielding interest bearing cash balances mentioned above as well as lower yielding PPP loans and securities for the year over year period. The average cost of interest-bearing liabilities decreased 30 basis points to 0.60% for the three months ended June 30, 2021 compared to 0.90% for the three months ended June 30, 2020. The decrease is primarily due to lower rates offered on our deposit products but also due to rate decreases on other borrowings for the year over year period. The aforementioned changes resulted in a 37 basis point decrease in the net interest margin for the three months ended June 30, 2021 at 3.14% compared to 3.51% for the three months ended June 30, 2020. The decrease was primarily due to lower asset yields, increased liquidity and a decrease of $1.9 million in loan accretion income offset by the lower cost of funds of interest bearing liabilities.
Net interest income was $259.0 million for the six months ended June 30, 2021, an increase of $7.4 million, or 2.9%, from $251.6 million for the six months ended June 30, 2020. The increase is due to a $2.3 billion increase, or 16.7%, in average interest-earning assets to $16.3 billion for the six months ended June 30, 2021 compared to $13.9 billion for six months ended June 30, 2020, as well as decreased funding costs due to a declining rate environment during the year over year period offset by decreased earnings on assets due to lower yields and accretion. The increase in average interest-earning assets is primarily related to the increase of $1.3 billion in averages interest bearing deposits due to excess liquidity but also in part to increased average loan balances including PPP loans and mortgage warehouse loans. The average yield on interest earning assets decreased 80 basis points from 4.44% for the six months ended June 30, 2020 to 3.64% for the six months ended June 30, 2021 while the average rate paid on interest bearing liabilities decreased 51 basis points from 1.14% to 0.63% over the same period. The decrease from the prior year was primarily due to overall lower rates on interest-earning assets and liabilities due to the declining rate environment for the year over year period, as well as a significant increase in lower yielding interest bearing balances and PPP loans, and lower accretion. The net interest margin for the six months ended June 30, 2021 decreased 42 basis points to 3.21% compared to 3.63% for the six months ended June 30, 2020 as a result of excess liquidity, decreased loan accretion and lower asset yields offset by lower rates paid on all interest bearing liabilities.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis.  The following table present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and six months ended June 30, 2021 and 2020. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances.

	Three Months Ended June 30,
	2021			2020
(dollars in thousands)	Average Outstanding Balance	Interest	Yield/ Rate (4)	Average Outstanding Balance	Interest	Yield/ Rate (4)
Interest-earning assets:
Loans (1)	$12,480,653	$137,620	4.42%	$12,297,599	$143,405	4.69%
Taxable securities	1,068,446	5,252	1.97	750,381	4,828	2.59
Nontaxable securities	349,347	2,061	2.37	348,204	2,168	2.50
Interest bearing deposits and other	2,603,276	872	0.13	1,296,048	840	0.26
Total interest-earning assets	16,501,722	145,805	3.54	14,692,232	151,241	4.14
Noninterest-earning assets	1,782,053			1,793,324
Total assets	$18,283,775			$16,485,556
Interest-bearing liabilities:
Checking accounts	$5,811,703	$5,927	0.41%	$4,350,985	$6,044	0.56%
Savings accounts	702,208	273	0.16	598,237	260	0.17
Money market accounts	2,511,010	3,537	0.56	2,304,386	4,540	0.79
Certificates of deposit	1,316,277	1,750	0.53	1,707,470	7,483	1.76
Total deposits	10,341,198	11,487	0.45	8,961,078	18,327	0.82
FHLB advances	375,000	537	0.57	1,076,648	1,289	0.48
Other borrowings	306,759	4,043	5.29	184,393	2,685	5.86
Junior subordinated debentures	54,104	441	3.27	53,906	568	4.24
Total interest-bearing liabilities	11,077,061	16,508	0.60	10,276,025	22,869	0.90
Noninterest-bearing checking accounts	4,587,786			3,699,045
Noninterest-bearing liabilities	98,925			92,448
Stockholders’ equity	2,520,003			2,418,038
Total liabilities and equity	$18,283,775			$16,485,556
Net interest income		$129,297			$128,372
Interest rate spread			2.94%			3.24%
Net interest margin (2)			3.14			3.51
Net interest income and margin (tax equivalent basis) (3)		$130,267	3.17		$129,344	3.54
Average interest-earning assets to interest-bearing liabilities			148.97			142.98

	Six Months Ended June 30,
	2021			2020
(dollars in thousands)	Average Outstanding Balance	Interest	Yield/ Rate (4)	Average Outstanding Balance	Interest	Yield/ Rate (4)
Interest-earning assets:
Loans (1)	$12,679,592	$277,772	4.42%	$11,917,473	$290,510	4.90%
Taxable securities	1,007,664	10,009	2.00	757,608	9,992	2.65
Nontaxable securities	350,887	4,130	2.37	338,923	4,233	2.51
Interest bearing deposits and other	2,214,691	1,665	0.15	916,812	2,911	0.64
Total interest-earning assets	16,252,834	293,576	3.64	13,930,816	307,646	4.44
Noninterest-earning assets	1,784,355			1,794,757
Total assets	$18,037,189			$15,725,573
Interest-bearing liabilities:
Checking accounts	$5,652,511	$12,001	0.43%	$4,341,287	$17,017	0.79%
Savings accounts	686,442	533	0.16	574,327	525	0.18
Money market accounts	2,606,418	7,563	0.59	2,177,205	12,353	1.14
Certificates of deposit	1,353,451	4,397	0.66	1,762,340	16,503	1.88
Total deposits	10,298,822	24,494	0.48	8,855,159	46,398	1.05
FHLB advances	375,000	1,070	0.58	743,407	2,915	0.79
Other borrowings	308,387	8,103	5.30	189,618	5,480	5.81
Junior subordinated debentures	54,080	883	3.29	53,881	1,240	4.63
Total interest-bearing liabilities	11,036,289	34,550	0.63	9,842,065	56,033	1.14
Noninterest-bearing checking accounts	4,407,624			3,398,116
Noninterest-bearing liabilities	89,678			91,768
Stockholders’ equity	2,503,598			2,393,624
Total liabilities and equity	$18,037,189			$15,725,573
Net interest income		$259,026			$251,613
Interest rate spread			3.01%			3.30%
Net interest margin (2)			3.21			3.63
Net interest income and margin (tax equivalent basis) (3)		$260,956	3.24		$253,498	3.66
Average interest-earning assets to interest-bearing liabilities			147.27			141.54
____________
(1) Average loan balances include nonaccrual loans.
(2) Net interest margins for the periods presented represent: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.
(3) A tax-equivalent adjustment has been computed using a federal income tax rate of 21% for the three and six months ended June 30, 2021 and 2020.
(4) Yield and rates for the three and six month periods are annualized.

Provision for Credit Losses
As discussed in Note 1 - Summary of Significant Accounting Policies, the Company adopted the CECL accounting standard on January 1, 2021. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans and held-to-maturity debt securities, as well as off-balance sheet credit exposures. Provision for credit losses is determined by management as the amount to be added to the allowance for credit loss accounts for various types of financial instruments to bring the allowance to a level deemed appropriate by management to absorb expected credit losses over the lives of the respective financial instruments. Management actively monitors the Company’s asset quality and provides appropriate provisions based on such factors as historical loss experience, current conditions and reasonable and supportable forecasts.
Financial instruments are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the provision for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the determination.
The Company recorded a $7.1 million credit provision for credit losses on loans for the three months ended June 30, 2021 compared to $23.1 million provision for credit losses for the comparable period in 2020. Provision expense for the six months ended June 30, 2021 was negative $9.6 million compared to $31.5 million for the same period in 2020. Provision expense for loans is generally reflective of organic loan growth as well as charge-offs or specific reserves taken during the respective period. Provision expense will also be impacted by the economic outlook and changes in macroeconomic variables. The credit provision recorded in first and second quarter 2021 was primarily related to improvements in the economic forecast, while the prior year provision was elevated due to general provision expense incurred due to economic factors related to the COVID-19 crisis. Net charge-offs were $3.9 million and $1.5 million for the three months ended June 30, 2021 and 2020, respectively, and $4.3 million and $2.9 million for the six months ended June 30, 2021 and 2020, respectively. Net charge-offs for the three and six months ended June 30, 2020 were higher due primarily to two commercial loan charge-offs totaling $2.5 million.
There was $620 thousand provision for credit losses recorded on off-balance sheet credit exposures during the three and six months ended June 30, 2021.
Noninterest Income
The following table sets forth the components of noninterest income for the three and six months ended June 30, 2021 and 2020 and the period-over-period variations in such categories of noninterest income:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(dollars in thousands)	2021	2020	2021 v. 2020		2021	2020	2021 v. 2020
Noninterest Income
Service charges on deposit accounts	$2,250	$1,957	$293	15.0%	$4,511	$4,708	$(197)	(4.2)%
Investment management fees	2,086	1,646	440	26.7	4,129	3,632	497	13.7%
Mortgage banking revenue	5,237	10,479	(5,242)	(50.0)	12,732	13,004	(272)	(2.1)%
Gain on sale of loans	26	689	(663)	(96.2)	26	647	(621)	(96.0)%
Gain on sale of other real estate	—	12	(12)	N/M	—	37	(37)	N/M
Gain on sale of securities available for sale	—	26	(26)	N/M	—	382	(382)	N/M
(Loss) gain on sale and disposal of premises and equipment	(13)	340	(353)	N/M	(20)	277	(297)	N/M
Increase in cash surrender value of BOLI	1,287	1,331	(44)	(3.3)	2,559	2,672	(113)	(4.2)%
Other	5,053	8,934	(3,881)	(43.4)	10,598	14,627	(4,029)	(27.5)%
Total noninterest income	$15,926	$25,414	$(9,488)	(37.3)%	$34,535	$39,986	$(5,451)	(13.6)%
____________
N/M - not meaningful

Total noninterest income decreased $9.5 million, or 37.3% and $5.5 million, or 13.6% for the three and six months ended June 30, 2021 over same periods in 2020, respectively. Significant changes in the components of noninterest income are discussed below.
Mortgage banking revenue. Mortgage banking revenue decreased $5.2 million, or 50.0% and $272 thousand, or 2.1% for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The decrease was primarily reflective of lower volumes related to rate increases for the year over year periods. Revenue was also negatively impacted for the year over year period as the losses on derivative hedging instruments were $700 thousand at June 30, 2021 compared to a gain of $3.3 million as of June 30, 2020.
Other noninterest income. Other noninterest income decreased $3.9 million, or 43.4% and $4.0 million, or 27.5% for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The decrease for both periods was mainly due to the recovery of a $3.5 million contingency reserve on an acquired SBA loan in second quarter 2020 in addition to lower interchange fees due to the Durbin Amendment, which was effective July 2020 offset by higher mortgage warehouse fees during 2021.
Noninterest Expense
Noninterest expense decreased $5.1 million, or 6.1% and decreased $4.4 million, or 2.8% for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020. The following table sets forth the components of the Company’s noninterest expense for the three and six months ended June 30, 2021 and 2020 and the period-over-period variations in such categories of noninterest expense:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(dollars in thousands)	2021	2020	2021 v. 2020		2021	2020	2021 v. 2020
Noninterest Expense
Salaries and employee benefits	$43,837	$34,428	$9,409	27.3%	$87,496	$73,088	$14,408	19.7%
Occupancy	10,852	9,378	1,474	15.7	20,458	19,415	1,043	5.4
Communications and technology	5,581	5,925	(344)	(5.8)	11,117	11,477	(360)	(3.1)
FDIC assessment	1,467	1,989	(522)	(26.2)	3,172	3,741	(569)	(15.2)
Advertising and public relations	376	862	(486)	(56.4)	614	1,473	(859)	(58.3)
Other real estate owned expenses, net	4	42	(38)	(90.5)	12	416	(404)	(97.1)
Impairment of other real estate	—	738	(738)	N/M	—	738	(738)	N/M
Amortization of other intangible assets	3,145	3,175	(30)	(0.9)	6,290	6,351	(61)	(1.0)
Professional fees	3,756	2,181	1,575	72.2	7,426	6,395	1,031	16.1
Acquisition expense, including legal	—	15,629	(15,629)	N/M	—	16,178	(16,178)	N/M
Other	8,995	8,722	273	3.1	16,541	18,226	(1,685)	(9.2)
Total noninterest expense	$78,013	$83,069	$(5,056)	(6.1)%	$153,126	$157,498	$(4,372)	(2.8)%
____________
N/M - not meaningful

Salaries and employee benefits. Salaries and employee benefits increased $9.4 million, or 27.3% and $14.4 million, or 19.7% for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. The increase is primarily due to higher deferred salaries of $8.8 million and $5.9 million for the three and six months ended June 30, 2020, respectively, due to the large amount of PPP loan originations and other COVID-related loan modifications and deferrals, which reduced overall salaries expenses for those periods. In addition, for the three and six months ended June 30, 2021, salaries and insurance expense was higher by $2.1 million and $3.7 million, respectively, due to additional headcount, as well as increased contract labor costs of $712 thousand and $2.0 million, respectively, due to ongoing PPP activity and various departmental and bankwide projects. Offsetting these increases were decreases of $2.0 million and $1.9 million in severance and retention expenses for the three and six months ended June 30, 2021, respectively, as these expenses were elevated in the same periods in 2020 due to departmental and business line restructurings. In addition, the six months ended June 30, 2021 change was also affected by higher stock grant amortization of $1.3 million compared to the same period in 2020 due to new restricted and performance stock grants issued in 2021 as well as higher mortgage commission expense of $1.6 million due to increased volume for the year over year period.
Occupancy. Occupancy increased $1.5 million, or 15.7% and $1.0 million, or 5.4% for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. The increase for both periods is due to an increase in various non-capitalizable small furniture and equipment as well as increased building repairs and maintenance expenses, primarily in the second quarter 2021.
Professional fees. Professional fees increased $1.6 million, or 72.2% and increased $1.0 million, or 16.1% for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. The change for both periods is due to increases in legal expenses of $739 thousand and $701 thousand, respectively due to an ongoing acquired litigation and increases of $982 thousand and $748 thousand in consulting expenses related to the forgiveness of the first round of PPP loans for the three and six month periods, respectively.
Acquisition expense, including legal. Acquisition expense decreased $15.6 million and decreased $16.2 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. The change for both periods is related to the merger termination in second quarter 2020.
Other noninterest expense. Other noninterest expense increased $273 thousand, or 3.1% and decreased $1.7 million, or 9.2% for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. The decrease in other noninterest expense for the six month period is primarily due to lower loan- and deposit-related expenses, charitable contributions, and other miscellaneous expenses.
Income Tax Expense
Income tax expense was $15.5 million and $31.2 million for the three and six months ended June 30, 2021, respectively, and $8.9 million and $19.7 million for the same periods in 2020. The effective tax rates were 21.0% and 20.9% for the three and six months ended June 30, 2021, respectively, compared to 18.7% and 19.2% for the same periods in 2020. The lower effective tax rate for the three months ended June 30, 2020 is due to adjustments to state income taxes. In addition, the lower effective tax rate for the six months ended June 30, 2020 is a result of a tax benefit recorded due to the net operating loss carryback provision allowed through the enactment of the CARES Act.
Discussion and Analysis of Financial Condition
The following discussion and analysis of the Company’s financial condition summarizes the financial condition of the Company as of June 30, 2021 and certain changes from December 31, 2020.
Assets
The Company’s total assets increased by $694.2 million, or 3.9%, to $18.4 billion as of June 30, 2021 from $17.8 billion at December 31, 2020. The increase is due primarily to an increase in interest-bearing deposits and investment securities resulting from increased liquidity due to deposit growth in 2021 offset by a decrease in loan balances.

Loan Portfolio
The Company’s loan portfolio is the largest category of the Company’s earning assets. The following table presents the balance and associated percentage of each major category in the Company's loan portfolio as of June 30, 2021 and December 31, 2020:

(dollars in thousands)	June 30, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
Commercial (1)(2)	$3,137,227	25.1%	$3,902,496	29.7%
Real estate:
Commercial	6,349,496	50.7	6,096,676	46.3
Commercial construction, land and land development	1,175,486	9.4	1,245,801	9.5
Residential (3)	1,349,060	10.8	1,435,112	10.9
Single-family interim construction	342,071	2.7	326,575	2.5
Agricultural	78,688	0.6	85,014	0.6
Consumer	82,312	0.7	67,068	0.5
Total loans (5)	12,514,340	100.0%	13,158,742	100.0%
Deferred loan fees (4)(5)	—		(10,037)
Allowance for credit losses	(154,791)		(87,820)
Total loans, net	$12,359,549		$13,060,885
____________
(1) Includes mortgage warehouse purchase loans of $894.3 million and $1.5 billion at June 30, 2021 and December 31, 2020, respectively.
(2) Includes SBA PPP loans of $490.5 million net of deferred loan fees of $10.5 million at June 30, 2021 and $804.4 million at December 31, 2020.
(3) Includes loans held for sale of $43.7 million and $82.6 million at June 30, 2021 and December 31, 2020, respectively.
(4) Includes SBA PPP net deferred loan fees of $9.8 million at December 31, 2020.
(5) Loan class amounts are shown at amortized cost, net of deferred loan fees of $14.1 million in accordance with CECL at June 30, 2021 and shown at recorded investment at December 31, 2020.

As of June 30, 2021 and December 31, 2020, total loans, net of allowance for credit losses and net deferred fees, totaled $12.4 billion and $13.1 billion, respectively, which is a decrease of 5.4% between the two periods. The decrease is primarily due to a decline in mortgage warehouse of $559.5 million due to lower volumes related to rate increases and shorter hold times, a decrease of $313.9 million in SBA PPP loans due the forgiveness of loans and the increase in the allowance for credit losses, primarily due to the day-one CECL adjustment of $67.9 million, net of the PCD reclassification, offset by organic growth of the loan portfolio.
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
As a result of the economic environment caused by the COVID-19 outbreak, the Company worked with its borrowers on an individual, one-on-one basis to assess and understand the impact of pandemic-related economic hardship on the borrowers and provide prudent modifications allowing for short-term payment deferrals or other payment relief where appropriate. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. Under applicable accounting and regulatory guidance, such modifications are not considered troubled debt restructurings. It is possible that the Company’s asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged and/or if the borrower is not able to recover as the economy rebounds.
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

(dollars in thousands)	June 30, 2021	December 31, 2020
Nonaccrual loans
Commercial	$27,502	$25,898
Real estate:
Commercial real estate	21,495	20,040
Commercial construction, land and land development	28	32
Residential real estate	1,514	2,372
Agricultural	—	613
Consumer	23	42
Total nonaccrual loans (1)	50,562	48,997
Loans delinquent 90 days or more and still accruing
Commercial	—	433
Total loans delinquent 90 days or more and still accruing	—	433
Troubled debt restructurings, not included in nonaccrual loans
Real estate:
Commercial real estate	1,761	1,808
Residential real estate	169	178
Total troubled debt restructurings, not included in nonaccrual loans	1,930	1,986
Total nonperforming loans (2)	52,492	51,416
Other real estate owned and other repossessed assets:
Single family interim construction	475	475
Consumer	114	114
Total other real estate owned and other repossessed assets	589	589
Total nonperforming assets	$53,081	$52,005
Ratio of nonperforming loans to total loans held for investment (3)	0.45%	0.44%
Ratio of nonperforming assets to total assets	0.29	0.29
____________
(1)     Nonaccrual loans include troubled debt restructurings of $1.1 million and $578 thousand at June 30, 2021 and December 31, 2020, respectively. Excludes loans acquired with deteriorated credit quality of $6.7 million as of December 31, 2020 presented under prior GAAP.
(2)    Due to the adoption of CECL, amounts are shown at amortized cost, net of deferred loan fees at June 30, 2021.
(3)    Excluding mortgage warehouse purchase loans of $894.3 million and $1.5 billion as of June 30, 2021 and December 31, 2020, respectively.
Nonaccrual loans increased to $50.6 million at June 30, 2021 from $49.0 million as of December 31, 2020. Troubled debt restructurings that were not on nonaccrual status totaled $1.9 million at June 30, 2021 and $2.0 million December 31, 2020. The increase in nonaccrual loans was primarily due to the net addition of $7.5 million in purchased credit deteriorated (PCD) loans, which were excluded prior to CECL adoption, offset by a $1.2 million commercial charge-off and paydowns or payoffs during the six months ended June 30, 2021.
As of June 30, 2021, the Company had a total of 113 substandard and doubtful loans with an aggregate principal balance of $164.7 million that were not currently individually evaluated loans, nonaccrual loans, 90 days past due loans or troubled debt restructurings, but where the Company had information about possible credit problems of the borrowers that caused the Company’s management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that could result in those loans becoming nonaccrual loans, 90 days past due loans or troubled debt restructurings in the future.
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

Allowance for Credit Losses on Loans. As discussed elsewhere in this discussion and analysis, the Company adopted the CECL accounting standard on January 1, 2021 and has accounted for the allowance for credit losses under the CECL model for the three and six months ended June 30, 2021. The Company applied the incurred loss methodology for estimating the allowance and applicable provision for all periods prior to 2021. The allowance is increased by provisions reported in the income statement as a component of provisions for credit losses. The allowance for credit losses on loans is a valuation account that is deducted from the amortized cost basis of loans to present management's best estimate of the net amount expected to be collected on the loans. Loans are charged against the allowance for credit losses when management believes that collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. As of June 30, 2021, the allowance for credit losses on loans totaled $154.8 million, or 1.34% of total loans held for investment, excluding mortgage warehouse purchase loans and loans held for sale, compared with $87.8 million, or 0.76% as of December 31, 2020. The dollar and percentage increases from year end is primarily due to the adoption of CECL, which increased the allowance for credit losses on loans by $80.9 million offset by negative provision of $9.6 million and net charge-offs of $4.3 million for the six month period.
The allowance for credit losses on loans to nonperforming loans has increased from 170.80% at December 31, 2020 to 294.88% at June 30, 2021, due primarily to the adoption of CECL. Nonperforming loans have increased slightly from $51.4 million at December 31, 2020 to $52.5 million at June 30, 2021.
Securities Available for Sale
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit, interest rate and duration risk. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions.
The Company recognized no gains on the sale of securities for the three and six months ended June 30, 2021, respectively, and a net gain of $26 thousand and $382 thousand on the sale of securities for the three and six month ended June 30, 2020, respectively. Securities represented 8.5% and 6.5% of the Company’s total assets at June 30, 2021 and December 31, 2020, respectively.
Certain investment securities are valued at less than their amortized cost. At June 30, 2021, the Company's review of all available for sale securities at an unrealized loss position determined that the losses resulted from factors not related to credit quality. This conclusion is based on the Company's analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors for each security type in the portfolio. The unrealized losses are generally due to increases in market interest rates. Furthermore, the Company has the intent to hold these securities until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their cost basis. The fair value is expected to recover as the securities approach their maturity date. As such, there is no allowance for credit losses on available for sale securities recognized as of June 30, 2021.
Capital Resources and Regulatory Capital Requirements
Total stockholder’s equity was $2.5 billion at June 30, 2021, an increase of approximately $27.5 million from December 31, 2020. The increase was primarily due to net income of $118.2 million earned by the Company during the six months ended June 30, 2021 and stock based compensation of $5.6 million, offset by the day-one CECL transition adjustment to retained earnings of $53.9 million, net of tax, a decrease of $13.8 million in unrealized gain on available for sale securities, common stock repurchased of $1.7 million and dividends of $26.9 million.

In February 2019, the federal bank regulatory agencies issued a final rule that revised certain capital regulations under CECL and included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of CECL on their regulatory capital ratios (three-year transition option). The Company elected to adopt the three-year transition option and the deferral has been applied in the June 30, 2021 capital ratios presented below. As of June 30, 2021, the Company and the Bank exceeded the Basel III capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	As of June 30, 2021
	Actual Consolidated	Actual Bank	Required minimum capital - Basel III	Required to be considered well capitalized (Bank only)
	Ratio	Ratio	Ratio	Ratio
Tier 1 capital to average assets ratio	9.03%	10.76%	4.00%	≥5.00%
Common equity tier 1 capital to risk weighted assets ratio	11.14	13.77	7.00	≥6.50
Tier 1 capital to risk weighted assets ratio	11.55	13.77	8.50	≥8.00
Total capital to risk weighted assets ratio	14.23	14.47	10.50	≥10.00
Stock Repurchase Program. From time to time, the Company's board of directors has authorized stock repurchase programs which allow the Company to purchase its common stock generally over a one-year period at various prices in the open market or in privately negotiated transactions. On October 22, 2020, the Company's board of directors authorized a $150 million stock repurchase program allowing the Company to purchase shares of its common stock through October 31, 2021. There were no shares repurchased during the six months ended June 30, 2021. Under this program, the Company has repurchased 109,548 shares at a total cost of $5.7 million through July 28, 2021. In July 2019, the federal bank regulators adopted final rules that, among other things, eliminated the standalone prior approval requirement for any repurchase of common stock. However, the Company remains subject to a Federal Reserve Board guideline that requires consultation with the Federal Reserve regarding plans for share repurchases. The Company’s repurchases of its common stock may be subject to a prior approval or notice requirement under other regulations, policies or supervisory expectations of the Federal Reserve Board. The Federal Reserve Board has approved share repurchases through the remainder of 2021. See Part II, Item 2 - Unregistered Sales of Equity and Use of Proceeds, in this report for additional information.
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

In addition to the liquidity provided by the sources described above, the Company maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of June 30, 2021, the Company had established federal funds lines of credit with 11 unaffiliated banks totaling $400.0 million with no borrowings against the lines at that time. The Company also participates in an exchange that provides direct overnight borrowings with other financial institutions with a borrowing capacity of $819.0 million with none outstanding as of June 30, 2021. The Company has an unsecured line of credit totaling $100.0 million with an unrelated commercial bank with no borrowings against the line as of June 30, 2021. Based on the values of stock, securities, and loans pledged as collateral, as of June 30, 2021, the Company had additional borrowing capacity with the FHLB of $3.9 billion. In addition, the Company maintains a secured line of credit with the Federal Reserve Bank with availability to borrow $741.6 million at June 30, 2021.
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
On July 20, 2021, the Company redeemed $40 million in subordinated debentures at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest.
Other than normal changes in the ordinary course of business and the redemption above, there have been no significant changes in the types of contractual obligations or amounts due since December 31, 2020.
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
Standby Letters of Credit. Standby letters of credit are written conditional commitments that the Bank issues to guarantee the performance of a customer to a third party. In the event that the customer does not perform in accordance with the terms of the agreement with the third party, the Bank would be required to fund the commitment. The maximum potential amount of future payments the Bank could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the customer is obligated to reimburse the Bank for the amount paid under this standby letter of credit.
Commitments to extend credit and outstanding standby letters of credit were $2.5 billion and $24.8 million, respectively, as of June 30, 2021. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. The Company manages the Company’s liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that the Company will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures. The allowance for credit losses on off-balance sheet credit exposures is calculated under the CECL model, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. Off-balance sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed below. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur based on historical utilization rates. At June 30, 2021, the allowance for credit losses on off-balance sheet credit exposures was $1.7 million.
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
Goodwill and Other Intangible Assets. The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. The Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a quantitative impairment test is unnecessary. If the Company concludes otherwise, then it is required to perform an impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. The Company performs its impairment test annually as of December 31. There have been no circumstances since December 31, 2020 that would indicate any impairment has occurred, therefore, management does not believe goodwill is impaired as of June 30, 2021.
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
The Company's interest rate risk model indicated that it was in an asset sensitive position in terms of interest rate sensitivity as of June 30, 2021. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income based on the interest rate risk model as of June 30, 2021:

Hypothetical Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
200	15.18%
100	7.16
(100)	(3.55)
The Company's model indicates that its projected balance sheet at June 30, 2021 is more asset sensitive in comparison to its balance sheet as of December 31, 2020 and prior periods. The shift to a more asset sensitive position was primarily due to an increase in the relative proportion of interest bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve). Interest-bearing deposits are more immediately impacted by changes in interest rates in comparison to our other categories of earning assets.

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
On May 1, 2015, the plaintiffs filed a motion requesting permission to file a Second Amended Class Action Complaint in this case, which motion was subsequently granted. The Second Amended Class Action Complaint presents previously unasserted claims, including aiding and abetting or participation in a fraudulent scheme based upon the large amount of deposits that the Stanford Entities held at BOH and the alleged knowledge of certain BOH officers. The plaintiffs seek recovery from the Bank and other defendants for their losses. The case was inactive due to a court-ordered discovery stay issued March 2, 2015 pending the Court’s ruling on plaintiff’s motion for class certification and designation of class representatives and counsel. On November 7, 2017, the Court issued an order denying the plaintiff’s motion. In addition, the Court lifted the previously ordered discovery stay. On January 11, 2018, the Court entered a scheduling order providing that the case be ready for trial on January 27, 2020. Due to agreed upon extensions of discovery on July 25, 2019, the Court amended the scheduling order to provide that the case be ready for trial on January 11, 2021. In light of additional agreed upon extensions of discovery deadlines, the Court entered a new scheduling order on March 9, 2020, which now provides that the case be ready for trial March 15, 2021. In light of delays in discovery associated with the COVID-19 pandemic, the parties agreed to amend the scheduling order with new ready for trial date of May 6, 2021. On September 10, 2020, Defendants filed a motion for suggestion of remand in order to remand the case to the Southern District of Texas. On March 11, 2021, Defendants filed a motion to amend the scheduling order, which was granted, effectively vacating the May 6, 2021 trial date, with a new trial date to be determined upon remand. On April 5, 2021, Defendants re-urged the motion for suggestion of remand, the outcome of which is still pending. In February 2021, the Bank filed its motion for summary judgment and also joined in on an omnibus motion for summary judgment on procedural issues common to all Defendants. In their reply brief, plaintiffs appear to have abandoned five of the seven causes of action against BOH. Parties are awaiting a ruling on the summary judgment briefing to determine the final causes of action to be addressed at trial. The Company has experienced an increase in legal fees associated with the defense of this claim and anticipates further increases in legal fees as the case proceeds to trial.
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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share Repurchase Program. The Company established a share repurchase program which allows the Company to purchase its common stock in the open market or in privately negotiated transactions. In general, the share repurchase program allows the Company to proactively manage its capital position and return excess capital to shareholders. On October 22, 2020, the Company's board of directors authorized a $150.0 million stock repurchase program allowing the Company to purchase shares of its common stock through October 31, 2021. Under this program, the Company repurchased 109,548 shares at a total cost of $5.7 million through 2020. There were no shares repurchased under this program during the six months ended June 30, 2021.
The following table summarizes the Company's repurchase activity during the three months ended June 30, 2021.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (thousands)
Total first quarter 2021	22,835	$65.17	—	$144,344
April 2021	1,261	72.43	—	144,344
May 2021	616	75.56	—	144,344
June 2021	499	79.69	—	144,344
Total second quarter 2021	2,376	74.77	—	144,344
Total 2021 year-to-date	25,211	$66.08	—	$144,344
____________
(1) Includes 25,211 shares purchased to settle employee tax withholding related to vesting of restricted stock awards. These transactions are not considered part of the Company's repurchase program.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None

Item 4. MINE SAFETY DISCLOSURES
Not applicable

Item 5. OTHER INFORMATION
None

Item 6. EXHIBITS
The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit 4.1*	Amendment (Final Hardship Law Changes) to Independent Bank 401(k) Profit Sharing Plan, dated April 28, 2021

Exhibit 10.1*	Form of Restricted Stock Agreement for Directors under the Independent Bank Group 2013 Equity Incentive Plan for grants made to directors on June 3, 2021

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 101.INS *	XBRL Instance Document-the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH *	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 is formatted as Inline XBRL and contained within Inline XBRL Instance Document in Exhibit 101.

*	Filed herewith.

**	Furnished herewith (such certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Independent Bank Group, Inc.

Date:	July 28, 2021	By: /s/ David R. Brooks

David R. Brooks
Chairman, Chief Executive Officer and President

Date:	July 28, 2021	By: /s/ Michelle S. Hickox

Michelle S. Hickox
Executive Vice President
Chief Financial Officer