Form 10-Q
period 2021-09-30
Independent Bank Group, Inc.
filed 2021-10-28
CIK 1564618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2021.
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
Common Stock, Par Value $0.01 Per Share – 42,936,460 shares as of October 26, 2021.

INDEPENDENT BANK GROUP, INC. AND SUBSIDIARIES
Form 10-Q
September 30, 2021

***

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Independent Bank Group, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2021 (unaudited) and December 31, 2020
(Dollars in thousands, except share information)

	September 30,	December 31,
Assets	2021	2020
Cash and due from banks	$248,603	$250,485
Interest-bearing deposits in other banks	2,811,223	1,563,502
Cash and cash equivalents	3,059,826	1,813,987
Certificates of deposit held in other banks	3,245	4,482
Securities available for sale, at fair value	1,781,574	1,153,693
Loans held for sale (includes $27,331 and $71,769 carried at fair value, respectively)	31,471	82,647
Loans, net of allowance for credit losses of $150,281 and $87,820, respectively	12,291,233	12,978,238
Premises and equipment, net	262,766	249,467
Other real estate owned	—	475
Federal Home Loan Bank (FHLB) of Dallas stock and other restricted stock	21,541	20,305
Bank-owned life insurance (BOLI)	234,269	220,428
Deferred tax asset	22,659	3,933
Goodwill	994,021	994,021
Other intangible assets, net	78,635	88,070
Other assets	136,985	143,730
Total assets	$18,918,225	$17,753,476

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$4,913,580	$4,164,800
Interest-bearing	10,610,602	10,234,127
Total deposits	15,524,182	14,398,927
FHLB advances	350,000	375,000
Other borrowings	281,697	312,175
Junior subordinated debentures	54,171	54,023
Other liabilities	141,482	97,980
Total liabilities	16,351,532	15,238,105
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock (0 and 0 shares outstanding, respectively)	—	—
Common stock (42,941,715 and 43,137,104 shares outstanding, respectively)	429	431
Additional paid-in capital	1,942,783	1,934,807
Retained earnings	600,987	543,800
Accumulated other comprehensive income	22,494	36,333
Total stockholders’ equity	2,566,693	2,515,371
Total liabilities and stockholders’ equity	$18,918,225	$17,753,476
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Income
Three and Nine Months Ended September 30, 2021 and 2020 (unaudited)
(Dollars in thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income:
Interest and fees on loans	$134,540	$144,138	$412,312	$434,648
Interest on taxable securities	6,059	4,507	16,068	14,499
Interest on nontaxable securities	2,077	2,126	6,207	6,359
Interest on interest-bearing deposits and other	1,356	1,027	3,021	3,938
Total interest income	144,032	151,798	437,608	459,444
Interest expense:
Interest on deposits	10,847	15,679	35,341	62,077
Interest on FHLB advances	463	714	1,533	3,629
Interest on other borrowings	3,640	2,928	11,743	8,408
Interest on junior subordinated debentures	437	470	1,320	1,710
Total interest expense	15,387	19,791	49,937	75,824
Net interest income	128,645	132,007	387,671	383,620
Provision for credit losses	—	7,620	(9,000)	39,122
Net interest income after provision for credit losses	128,645	124,387	396,671	344,498
Noninterest income:
Service charges on deposit accounts	2,619	2,173	7,130	6,881
Investment management fees	2,210	1,924	6,339	5,556
Mortgage banking revenue	5,982	14,722	18,714	27,726
Gain on sale of loans	—	—	26	647
Gain on sale of other real estate	63	—	63	37
Gain on sale of securities available for sale	—	—	—	382
(Loss) gain on sale and disposal of premises and equipment	(41)	34	(61)	311
Increase in cash surrender value of BOLI	1,282	1,335	3,841	4,007
Other	4,781	4,977	15,379	19,604
Total noninterest income	16,896	25,165	51,431	65,151
Noninterest expense:
Salaries and employee benefits	46,572	42,253	134,068	115,341
Occupancy	10,258	9,717	30,716	29,132
Communications and technology	5,479	5,716	16,596	17,193
FDIC assessment	1,327	1,597	4,499	5,338
Advertising and public relations	266	492	880	1,965
Other real estate owned expenses, net	(8)	43	4	459
Impairment of other real estate	—	46	—	784
Amortization of other intangible assets	3,145	3,175	9,435	9,526
Professional fees	4,546	2,871	11,972	9,266
Acquisition expense, including legal	—	47	—	16,225
Other	8,987	7,452	25,528	25,678
Total noninterest expense	80,572	73,409	233,698	230,907
Income before taxes	64,969	76,143	214,404	178,742
Income tax expense	12,629	16,068	43,841	35,807
Net income	$52,340	$60,075	$170,563	$142,935
Basic earnings per share	$1.22	$1.39	$3.95	$3.32
Diluted earnings per share	$1.21	$1.39	$3.95	$3.31
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Three and Nine Months Ended September 30, 2021 and 2020 (unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$52,340	$60,075	$170,563	$142,935
Other comprehensive (loss) income before tax:
Change in net unrealized gains (losses) on available for sale securities during the period	330	235	(17,558)	25,063
Reclassification for amount realized through sales of securities available for sale included in net income	—	—	—	(382)
Change in net unrealized (losses) gains on cash flow hedges during the period	(127)	—	418	—
Reclassification for amount realized through cash flow hedges included in net income	(221)	—	(378)	—
Other comprehensive (loss) income before tax	(18)	235	(17,518)	24,681
Income tax (benefit) expense	(4)	49	(3,679)	4,875
Other comprehensive (loss) income, net of tax	(14)	186	(13,839)	19,806
Comprehensive income	$52,326	$60,261	$156,724	$162,741
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended September 30, 2021 and 2020 (unaudited)
(Dollars in thousands, except for par value, share and per share information)

	Preferred Stock $0.01 Par	Common Stock $0.01 Par Value		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Value 10 million shares authorized	100 million shares authorized
		Shares	Amount
Three Months Ended
Balance, June 30, 2021	$—	43,180,607	$432	$1,940,360	$579,585	$22,508	$2,542,885
Net income	—	—	—	—	52,340	—	52,340
Other comprehensive loss, net of tax	—	—	—	—	—	(14)	(14)
Common stock repurchased	—	(232,069)	(3)	—	(16,253)	—	(16,256)
Restricted stock forfeited	—	(12,495)	—	—	—	—	—
Restricted stock granted	—	5,672	—	—	—	—	—
Stock based compensation expense	—	—	—	2,423	—	—	2,423
Cash dividends ($0.34 per share)	—	—	—	—	(14,685)	—	(14,685)
Balance, September 30, 2021	$—	42,941,715	$429	$1,942,783	$600,987	$22,494	$2,566,693

Three Months Ended
Balance, June 30, 2020	$—	43,041,119	$430	$1,930,722	$454,878	$38,930	$2,424,960
Net income	—	—	—	—	60,075	—	60,075
Other comprehensive income, net of tax	—	—	—	—	—	186	186
Common stock repurchased	—	(291)	—	—	(13)	—	(13)
Restricted stock forfeited	—	(6,644)	—	—	—	—	—
Restricted stock granted	—	210,613	2	(2)	—	—	—
Stock based compensation expense	—	—	—	1,970	—	—	1,970
Cash dividends ($0.25 per share)	—	—	—	—	(10,805)	—	(10,805)
Balance, September 30, 2020	$—	43,244,797	$432	$1,932,690	$504,135	$39,116	$2,476,373

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Continued)
Nine Months Ended September 30, 2021 and 2020 (unaudited)
(Dollars in thousands, except for par value, share and per share information)

	Preferred Stock $0.01 Par	Common Stock $0.01 Par Value		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Value 10 million shares authorized	100 million shares authorized
		Shares	Amount
Nine Months Ended
Balance, December 31, 2020	$—	43,137,104	$431	$1,934,807	$543,800	$36,333	$2,515,371
Cumulative effect of change in accounting principle	—	—	—	—	(53,880)	—	(53,880)
Adjusted beginning balance	—	43,137,104	431	1,934,807	489,920	36,333	2,461,491
Net income	—	—	—	—	170,563	—	170,563
Other comprehensive loss, net of tax	—	—	—	—	—	(13,839)	(13,839)
Common stock repurchased	—	(257,280)	(3)	—	(17,918)	—	(17,921)
Restricted stock forfeited	—	(34,822)	—	—	—	—	—
Restricted stock granted	—	96,713	1	(1)	—	—	—
Stock based compensation expense	—	—	—	7,977	—	—	7,977
Cash dividends ($0.96 per share)	—	—	—	—	(41,578)	—	(41,578)
Balance, September 30, 2021	$—	42,941,715	$429	$1,942,783	$600,987	$22,494	$2,566,693

Nine Months Ended
Balance, December 31, 2019	$—	42,950,228	$430	$1,926,359	$393,674	$19,310	$2,339,773
Net income	—	—	—	—	142,935	—	142,935
Other comprehensive income, net of tax	—	—	—	—	—	19,806	19,806
Common stock repurchased	—	(2,951)	—	—	(159)	—	(159)
Restricted stock forfeited	—	(7,270)	—	—	—	—	—
Restricted stock granted	—	304,790	2	(2)	—	—	—
Stock based compensation expense	—	—	—	6,333	—	—	6,333
Cash dividends ($0.75 per share)	—	—	—	—	(32,315)	—	(32,315)
Balance, September 30, 2020	$—	43,244,797	$432	$1,932,690	$504,135	$39,116	$2,476,373
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2021 and 2020 (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$170,563	$142,935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	9,273	9,504
Accretion income recognized on acquired loans	(15,499)	(23,534)
Amortization of other intangibles assets	9,435	9,526
Amortization of premium on securities, net	3,507	2,028
Amortization of discount and origination costs on borrowings	670	497
Stock based compensation expense	7,977	6,333
Excess tax (benefit) expense on restricted stock vested	(647)	246
FHLB stock dividends	(96)	(547)
Gain on sale of securities available for sale	—	(382)
Loss (gain) on sale and disposal of premises and equipment	61	(311)
Gain on sale of loans	(26)	(647)
Gain on sale of other real estate owned	(63)	(37)
Impairment of other real estate	—	784
Impairment of other assets	124	462
Deferred tax expense (benefit)	4,393	(2,636)
Provision for credit losses	(9,000)	39,122
Increase in cash surrender value of BOLI	(3,841)	(4,007)
Net gain on mortgage loans held for sale	(17,379)	(26,636)
Originations of loans held for sale	(533,001)	(620,635)
Proceeds from sale of loans held for sale	601,556	595,510
Net change in other assets	6,960	(35,879)
Net change in other liabilities	(25,255)	(5,587)
Net cash provided by operating activities	209,712	86,109
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of securities available for sale	7,336,371	5,452,309
Proceeds from sale of securities available for sale	181	13,862
Purchases of securities available for sale	(7,959,831)	(5,416,037)
Proceeds from maturities of certificates of deposit held in other banks	1,237	1,238
Purchase of bank owned life insurance contracts	(10,000)	—
Purchases of FHLB stock and other restricted stock	(1,190)	(27,037)
Proceeds from redemptions of FHLB stock and other restricted stock	50	31,049
Proceeds from sale of loans	1,519	13,097
Net loans originated held for investment	204,066	(707,884)
Originations of mortgage warehouse purchase loans	(23,417,476)	(17,217,285)
Proceeds from pay-offs of mortgage warehouse purchase loans	23,893,473	16,685,589
Additions to premises and equipment	(22,744)	(11,127)
Proceeds from sale of premises and equipment	21	1,895
Proceeds from sale of other real estate owned	538	6,105
Net cash provided by (used in) investing activities	26,215	(1,174,226)

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
Nine Months Ended September 30, 2021 and 2020 (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from financing activities:
Net increase in demand deposits, money market and savings accounts	1,338,220	2,165,544
Net decrease in time deposits	(212,965)	(309,320)
Proceeds from FHLB advances	—	1,600,000
Repayments of FHLB advances	(25,000)	(1,550,000)
Proceeds from other borrowings	58,000	150,016
Repayments of other borrowings	(89,000)	(47,086)
Repurchase of common stock	(17,921)	(159)
Dividends paid	(41,422)	(32,315)
Net cash provided by financing activities	1,009,912	1,976,680
Net change in cash and cash equivalents	1,245,839	888,563
Cash and cash equivalents at beginning of period	1,813,987	565,170
Cash and cash equivalents at end of period	$3,059,826	$1,453,733
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Allowance for credit losses on off-balance-sheet credit exposures: The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if we have the unconditional right to cancel the obligation. The allowance is reported as a component of other liabilities in the consolidated balance sheets. Adjustments to the allowance are reported in the income statement as a component of provision for credit losses. Further information regarding Company policies and methodology used to estimate the allowance for credit losses on off-balance-sheet credit exposures is presented in Note 6 - Off-Balance Sheet Arrangements, Commitments and Contingencies.
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
Earnings per share: Basic earnings per common share is calculated as net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. The unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under participating nonvested restricted stock awards as well as performance stock units (PSUs). The participating nonvested restricted stock awards were not included in dilutive shares as they were anti-dilutive for the three and nine months ended September 30, 2021 and for the three months ended September 30, 2020. Proceeds from the assumed exercise of dilutive participating nonvested restricted stock awards and PSUs are assumed to be used to repurchase common stock at the average market price.
The following table presents a reconciliation of net income available to common shareholders and the number of shares used in the calculation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic earnings per share:
Net income	$52,340	$60,075	$170,563	$142,935
Less:
Undistributed earnings allocated to participating securities	324	512	1,246	849
Dividends paid on participating securities	126	112	399	248
Net income available to common shareholders	$51,890	$59,451	$168,918	$141,838
Weighted average basic shares outstanding	42,674,563	42,785,485	42,720,519	42,765,685
Basic earnings per share	$1.22	$1.39	$3.95	$3.32
Diluted earnings per share:
Net income available to common shareholders	$51,890	$59,451	$168,918	$141,838
Total weighted average basic shares outstanding	42,674,563	42,785,485	42,720,519	42,765,685
Add dilutive performance stock units	59,392	—	56,286	—
Add dilutive participating securities	—	—	—	24,391
Total weighted average diluted shares outstanding	42,733,955	42,785,485	42,776,805	42,790,076
Diluted earnings per share	$1.21	$1.39	$3.95	$3.31
Anti-dilutive participating securities	155,036	113,291	182,225	—

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

	Nine Months Ended September 30,
	2021	2020
Cash transactions:
Interest expense paid	$54,209	$80,462
Income taxes paid	$44,833	$35,538
Noncash transactions:
Deferred dividend equivalents	$156	$—
Transfers of loans to other real estate owned	$—	$5,239
Loans to facilitate the sale of other real estate owned	$—	$1,564
Securities purchased, not yet settled	$25,667	$17,782
Right-of-use assets obtained in exchange for lease liabilities	$4,371	$108
Loans purchased, not yet settled	$32,902	$—

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Note 3. Securities Available for Sale
Securities available for sale have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at September 30, 2021 and December 31, 2020 are as follows:

	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
September 30, 2021
U.S. treasuries	$61,116	$1,210	$(41)	$62,285
Government agency securities	463,613	2,254	(4,618)	461,249
Obligations of state and municipal subdivisions	386,333	17,401	(346)	403,388
Corporate bonds	29,992	957	(42)	30,907
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	811,763	15,153	(4,246)	822,670
Other securities	1,075	—	—	1,075
	$1,753,892	$36,975	$(9,293)	$1,781,574
December 31, 2020
U.S. treasuries	$43,060	$1,648	$—	$44,708
Government agency securities	247,764	3,169	(1,916)	249,017
Obligations of state and municipal subdivisions	373,017	20,168	(20)	393,165
Corporate bonds	21,496	608	(2)	22,102
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	421,916	21,678	(93)	443,501
Other securities	1,200	—	—	1,200
	$1,108,453	$47,271	$(2,031)	$1,153,693
____________
(1) Excludes accrued interest receivable of $6,480 and $6,242 at September 30, 2021 and December 31, 2020, respectively, that is recorded in other assets on the accompanying consolidated balance sheets.
Securities with a carrying amount of approximately $945,512 and $738,519 at September 30, 2021 and December 31, 2020, respectively, were pledged primarily to secure deposits.
Proceeds from sale of securities available for sale and gross gains and gross losses for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Proceeds from sale	$—	$—	$181	$13,862
Gross gains	$—	$—	$—	$385
Gross losses	$—	$—	$—	$3

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The amortized cost and estimated fair value of securities available for sale at September 30, 2021, by contractual maturity, are shown below. Maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2021
	Securities Available for Sale
	Amortized Cost (1)	Fair Value
Due in one year or less	$32,464	$32,782
Due from one year to five years	131,110	136,335
Due from five to ten years	419,558	423,908
Thereafter	358,997	365,879
	942,129	958,904
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	811,763	822,670
	$1,753,892	$1,781,574
____________
(1) Excludes accrued interest receivable of $6,480 at September 30, 2021 that is recorded in other assets on the accompanying consolidated balance sheets.
The number of securities, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2021 and December 31, 2020, are summarized as follows:

	Less Than 12 Months			Greater Than 12 Months			Total
Description of Securities	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Securities Available for Sale
September 30, 2021
U.S. treasuries	1	$10,316	$(41)	—	$—	$—	$10,316	$(41)
Government agency securities	35	235,996	(3,045)	11	58,413	(1,573)	294,409	(4,618)
Obligations of state and municipal subdivisions	10	35,951	(331)	1	1,008	(15)	36,959	(346)
Corporate bonds	2	4,458	(42)	—	—	—	4,458	(42)
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	59	324,855	(4,081)	1	4,778	(165)	329,633	(4,246)
	107	$611,576	$(7,540)	13	$64,199	$(1,753)	$675,775	$(9,293)
December 31, 2020
Government agency securities	20	$112,897	$(1,916)	—	$—	$—	$112,897	$(1,916)
Obligations of state and municipal subdivisions	2	3,786	(20)	—	—	—	3,786	(20)
Corporate bonds	1	998	(2)	—	—	—	998	(2)
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	10	41,344	(93)	—	—	—	41,344	(93)
	33	$159,025	$(2,031)	—	$—	$—	$159,025	$(2,031)

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
At September 30, 2021, management's review of all available for sale securities at an unrealized loss position determined that the losses resulted from factors not related to credit quality. This conclusion is based on management's analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors for each security type in our portfolio. The unrealized losses are generally due to increases in market interest rates. Furthermore, the Company has the intent to hold these securities until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their cost basis. As such, there is no allowance for credit losses on available for sale securities recognized as of September 30, 2021.

Note 4. Loans, Net and Allowance for Credit Losses on Loans
Loans, net, at September 30, 2021 and December 31, 2020, consisted of the following:

	September 30,	December 31,
	2021	2020
Commercial	$2,999,980	$3,902,496
Real estate:
Commercial	6,414,199	6,096,676
Commercial construction, land and land development	1,216,195	1,245,801
Residential	1,296,871	1,352,465
Single-family interim construction	350,112	326,575
Agricultural	82,278	85,014
Consumer	81,879	67,068
Total loans (1)(2)	12,441,514	13,076,095
Deferred loan fees, net(1)	—	(10,037)
Allowance for credit losses	(150,281)	(87,820)
Total loans, net(2)	$12,291,233	$12,978,238
____________
(1) Loan class amounts are shown at amortized cost, net of deferred loan fees of $11,336, in accordance with ASC 326 at September 30, 2021 and shown at recorded investment at December 31, 2020.
(2) Excludes accrued interest receivable of $44,953 and $54,328 at September 30, 2021 and December 31, 2020, respectively, that is recorded in other assets on the accompanying consolidated balance sheets.
Loans with carrying amounts of $6,842,932 and $6,743,350 at September 30, 2021 and December 31, 2020, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity and Federal Reserve Bank discount window borrowing capacity.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. The Company’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. These cash flows, however, may not be as expected and the value of collateral securing the loans may fluctuate. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short term loans may be made on an unsecured basis. Additionally, our commercial loan portfolio includes loans made to customers in the energy industry, which is a complex, technical and cyclical industry. Experienced bankers with specialized energy lending experience originate our energy loans. Companies in this industry produce, extract, develop, exploit and explore for oil and natural gas. Loans are primarily collateralized with proven producing oil and gas reserves based on a technical evaluation of these reserves. At September 30, 2021 and December 31, 2020, there were approximately $280,277 and $205,496, of energy related loans outstanding, respectively. The Company has a mortgage warehouse purchase program providing mortgage inventory financing for residential mortgage loans originated by mortgage banker clients across a broad geographic scale. Proceeds from the sale of mortgages are the primary source of repayment for warehouse inventory financing via approved investor takeout commitments. These loans typically have a very short duration ranging between a few days to 15 days. In some cases, loans to larger mortgage originators may be financed for up to 60 days. These loans are reported as commercial loans since the loans are secured by notes receivable, not real estate. As of September 30, 2021 and December 31, 2020, mortgage warehouse purchase loans outstanding totaled $977,800 and $1,453,797, respectively.
With the passage of the CARES Act Paycheck Protection Program (PPP), administered by the Small Business Administration (SBA), the Company has participated in originating loans to its customers through the program. PPP loans have terms of two to five years and earn interest at 1%. In return for processing and funding loans, the SBA paid the lenders a processing fee tiered by the size of the loan. At September 30, 2021 and December 31, 2020, there were approximately $243,919 and $804,397 in PPP loans outstanding included in the commercial loan portfolio, respectively. In addition, the Company has recorded net deferred fees associated with PPP loans of $6,521 and $9,770 as of September 30, 2021 and December 31, 2020, respectively. Based on published program guidelines, these loans funded through the PPP are fully guaranteed by the U.S. government. Management believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program with any remaining balances, after the forgiveness of any amounts, still fully guaranteed by the SBA.
Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. Management monitors the diversification of the portfolio on a quarterly basis by type and geographic location. Management also tracks the level of owner occupied property versus non-owner occupied property. At September 30, 2021, the portfolio consisted of approximately 27% of owner occupied property.
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
Most of the Company’s lending activity occurs within the State of Texas, primarily in the north, central and southeast Texas regions and the State of Colorado, specifically along the Front Range area. As of September 30, 2021, loans in the Colorado region represented about 24% of the total portfolio. A large percentage of the Company’s portfolio consists of commercial and residential real estate loans. As of September 30, 2021 and December 31, 2020, there were no concentrations of loans related to a single industry in excess of 10% of total loans.
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
Following unprecedented declines caused by the pandemic and volatile energy prices, the Texas economy, specifically in the Company’s lending areas of north, central and southeast Texas economy continued to expand at a solid pace into the third quarter of 2021, though surging COVID-19 cases added uncertainty to outlooks. The Colorado economy grew at a moderate pace. The stronger sectors of the economy of late include manufacturing, transportation, nonfinancial services and residential real estate, while other sectors of the economy where growth slowed were those constrained by supply disruptions and labor shortages. Energy activity and agricultural conditions improved further. Activity in the single-family housing market moderated during the reporting period and sales were mostly solid but not as abundant as earlier in the year, partly due to seasonality. Overall, the economy is being impacted by the surging Delta variant, persistent labor and supply shortages, and rising costs, which are expected to dampen the recovery. Previous forecasts for a strong return of business travel and events this fall have been adjusted downward by the pandemic resurgence. The pandemic crisis has been impactful and the timing and magnitude of recovery cannot be predicted. The risk of loss associated with all segments of the portfolio could increase due to these factors.

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
The following is a summary of the activity in the allowance for credit losses on loans by class for the three and nine months ended September 30, 2021 and 2020:

	Commercial	Commercial Real Estate	Commercial Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Unallocated	Total
Three months ended September 30, 2021
Balance at beginning of period	$46,957	$67,696	$27,842	$3,638	$8,129	$86	$443	$—	$154,791
Provision for credit losses	2,190	(6,212)	915	(1,293)	(66)	(18)	73	—	(4,411)
Charge-offs	(78)	—	—	—	—	—	(48)	—	(126)
Recoveries	17	—	—	—	—	—	10	—	27
Balance at end of period	$49,086	$61,484	$28,757	$2,345	$8,063	$68	$478	$—	$150,281

Nine months ended September 30, 2021
Balance at beginning of period	$27,311	$36,698	$13,425	$6,786	$2,156	$337	$684	$423	$87,820
Impact of adopting ASC 326	12,775	29,108	22,008	(2,255)	7,179	(178)	(334)	(423)	67,880
Initial allowance on loans purchased with credit deterioration	4,328	7,640	927	140	—	—	—	—	13,035
Provision for credit losses	8,466	(11,587)	(7,477)	(2,326)	(1,272)	(91)	256	—	(14,031)
Charge-offs	(3,832)	(375)	(126)	—	—	—	(173)	—	(4,506)
Recoveries	38	—	—	—	—	—	45	—	83
Balance at end of period	$49,086	$61,484	$28,757	$2,345	$8,063	$68	$478	$—	$150,281

Three months ended September 30, 2020
Balance at beginning of period	$25,498	$32,944	$12,932	$5,911	$1,998	$379	$431	$(38)	$80,055
Provision for credit losses	476	5,205	624	532	(152)	(31)	211	755	7,620
Charge-offs	(117)	—	—	—	—	—	(106)	—	(223)
Recoveries	16	4	—	—	—	—	19	—	39
Balance at end of period	$25,873	$38,153	$13,556	$6,443	$1,846	$348	$555	$717	$87,491

Nine months ended September 30, 2020
Balance at beginning of period	$12,844	$24,371	$8,714	$3,678	$1,606	$332	$231	$(315)	$51,461
Provision for credit losses	15,111	14,513	4,842	2,765	322	16	521	1,032	39,122
Charge-offs	(2,170)	(735)	—	—	(82)	—	(306)	—	(3,293)
Recoveries	88	4	—	—	—	—	109	—	201
Balance at end of period	$25,873	$38,153	$13,556	$6,443	$1,846	$348	$555	$717	$87,491

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific credit loss allocations, by loan class as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Loan Balance - Amortized Cost Basis	Specific Allocations	Loan Balance - Recorded Investment	Specific Allocations
Commercial	$43,038	$19,365	$39,298	$8,281
Commercial real estate	40,235	1,955	21,848	243
Commercial construction, land and land development	1,365	581	32	—
Residential real estate	—	—	2,550	—
Single-family Interim construction	—	—	—	—
Agricultural	—	—	613	—
Consumer	—	—	42	—
	$84,638	$21,901	$64,383	$8,524
Nonperforming loans by loan class at September 30, 2021 (at amortized cost) and December 31, 2020 (at recorded investment), are summarized as follows:

	Commercial	Commercial Real Estate	Commercial Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Total
September 30, 2021
Nonaccrual loans (1)	$44,712	$34,291	$25	$1,460	$—	$—	$43	$80,531
Loans past due 90 days and still accruing	77	—	—	201	—	—	2	280
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	—	1,738	—	165	—	—	—	1,903
	$44,789	$36,029	$25	$1,826	$—	$—	$45	$82,714
December 31, 2020 (2)
Nonaccrual loans	$25,898	$20,040	$32	$2,372	$—	$613	$42	$48,997
Loans past due 90 days and still accruing	433	—	—	—	—	—	—	433
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	—	1,808	—	178	—	—	—	1,986
	$26,331	$21,848	$32	$2,550	$—	$613	$42	$51,416
____________
(1) There are $552 in loans on nonaccrual without an allowance for credit loss as of September 30, 2021. Additionally, no interest income was recognized on nonaccrual loans. No significant amounts of accrued interest was reversed during the three and nine months ended September 30, 2021.
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
The restructuring of a loan is considered a “troubled debt restructuring” (TDR) if both 1) the borrower is experiencing financial difficulties and 2) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, extending amortization and other actions intended to minimize potential losses. Modifications primarily relate to extending the amortization periods of the loans and interest rate concessions. The modifications during the reported periods did not materially impact the Company’s determination of the allowance for credit losses. The amortized cost basis and recorded investment in troubled debt restructurings, including those on nonaccrual, was $2,971 and $2,564 as of September 30, 2021 and December 31, 2020, respectively.
Following is a summary of loans modified under troubled debt restructurings during the three and nine months ended September 30, 2021 and 2020:

	Commercial	Commercial Real Estate	Commercial Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Total
Troubled debt restructurings during the three months ended September 30, 2021
Number of contracts	—	—	—	—	—	—	—	—
Pre-restructuring outstanding recorded investment	$—	$—	$—	$—	$—	$—	$—	$—
Post-restructuring outstanding recorded investment	$—	$—	$—	$—	$—	$—	$—	$—

Troubled debt restructurings during the nine months ended September 30, 2021
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
At September 30, 2021 and 2020, there were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the three and nine months ended September 30, 2021 and 2020, respectively.
At September 30, 2021 and 2020, the Company had no commitments to lend additional funds to any borrowers with loans whose terms have been modified under troubled debt restructurings.
Under ASC Subtopic 310-40 and federal banking agencies interagency guidance, certain short-term loan modifications made on a good faith basis in response to COVID-19 (as defined by the guidance) are not considered TDRs. Additionally, under section 4013 of the CARES Act, and as amended, banks may elect to suspend the requirement for certain loan modifications to be categorized as a TDR. In response to the COVID-19 pandemic, the Company has implemented prudent modifications allowing for primarily short-term payment deferrals or other payment relief to borrowers with pandemic-related economic hardships, where appropriate, that complies with the above guidance. As such, the Company's TDR loans noted above do not include loans that are modifications to borrowers impacted by COVID-19. As of September 30, 2021, the amount of loans remaining in COVID-19 related deferment was not significant.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents information regarding the aging of past due loans by loan class as of September 30, 2021 (at amortized cost) and as of December 31, 2020 (at recorded investment):

	Loans 30-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Loans
September 30, 2021
Commercial	$704	$31,792	$32,496	$2,967,484	$2,999,980
Commercial real estate	19,706	16,540	36,246	6,377,953	6,414,199
Commercial construction, land and land development	868	—	868	1,215,327	1,216,195
Residential real estate	2,267	529	2,796	1,294,075	1,296,871
Single-family interim construction	269	—	269	349,843	350,112
Agricultural	595	—	595	81,683	82,278
Consumer	99	40	139	81,740	81,879
	$24,508	$48,901	$73,409	$12,368,105	$12,441,514
December 31, 2020 (1)
Commercial	$3,243	$13,227	$16,470	$3,846,810	$3,863,280
Commercial real estate	2,434	16,790	19,224	5,921,723	5,940,947
Commercial construction, land and land development	19	—	19	1,230,524	1,230,543
Residential real estate	5,169	1,028	6,197	1,341,587	1,347,784
Single-family interim construction	—	—	—	326,575	326,575
Agricultural	—	1	1	84,896	84,897
Consumer	86	41	127	67,156	67,283
	10,951	31,087	42,038	12,819,271	12,861,309
Acquired with deteriorated credit quality	624	3,219	3,843	210,943	214,786
	$11,575	$34,306	$45,881	$13,030,214	$13,076,095
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Management considers the guidance in ASC 310-20 when determining whether a modification, extension or renewal of a loan constitutes a current period origination. Generally, current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. The following summarizes the amortized cost basis of loans by year of origination/renewal and credit quality indicator by class of loan as of September 30, 2021:

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination or Renewal						Revolving Loans
September 30, 2021	2021	2020	2019	2018	2017	Prior			Total
Commercial
Pass	$500,792	$205,018	$127,779	$102,993	$107,046	$173,621	$1,589,766	$4,971	$2,811,986
Pass/Watch	405	3,171	761	14,267	10,224	7,398	26,533	3,538	66,297
Special Mention	1,852	1,404	11,620	767	4,371	15	3,684	—	23,713
Substandard	16,647	3,110	35,195	5,927	3,512	7,073	16,620	3	88,087
Doubtful	—	—	—	—	—	—	9,897	—	9,897
Total commercial	$519,696	$212,703	$175,355	$123,954	$125,153	$188,107	$1,646,500	$8,512	$2,999,980

Commercial real estate
Pass	$1,481,214	$1,278,477	$885,209	$706,642	$585,905	$724,951	$63,240	$1,299	$5,726,937
Pass/Watch	63,129	25,453	63,473	79,563	19,205	86,177	452	1,358	338,810
Special Mention	24,537	29,042	40,808	69,181	41,044	40,794	—	—	245,406
Substandard	24,042	31,148	2,338	11,910	1,571	30,968	1,069	—	103,046
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$1,592,922	$1,364,120	$991,828	$867,296	$647,725	$882,890	$64,761	$2,657	$6,414,199

Commercial construction, land and land development
Pass	$484,572	$292,360	$207,346	$108,119	$21,627	$16,240	$12,655	$—	$1,142,919
Pass/Watch	19,886	1,472	6,104	4,280	—	87	—	—	31,829
Special Mention	—	9,000	—	—	1,928	—	—	—	10,928
Substandard	15,379	—	417	12,741	29	1,953	—	—	30,519
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction, land and land development	$519,837	$302,832	$213,867	$125,140	$23,584	$18,280	$12,655	$—	$1,216,195

Residential real estate
Pass	$310,811	$290,780	$212,659	$127,857	$97,097	$179,412	$56,588	$2,309	$1,277,513
Pass/Watch	1,684	497	1,409	411	2,433	4,321	169	—	10,924
Special Mention	659	462	—	130	253	1,059	231	—	2,794
Substandard	645	174	385	469	795	3,118	54	—	5,640
Doubtful	—	—	—	—	—	—	—	—	—
Total residential real estate	$313,799	$291,913	$214,453	$128,867	$100,578	$187,910	$57,042	$2,309	$1,296,871

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination or Renewal						Revolving Loans
September 30, 2021	2021	2020	2019	2018	2017	Prior			Total
Single-family interim construction
Pass	$231,771	$102,697	$12,021	$329	$—	$—	$3,294	$—	$350,112
Pass/Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total single-family interim construction	$231,771	$102,697	$12,021	$329	$—	$—	$3,294	$—	$350,112

Agricultural
Pass	$17,438	$16,781	$4,576	$9,183	$12,451	$5,718	$8,846	$—	$74,993
Pass/Watch	—	552	1,542	57	980	—	4,147	—	7,278
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	7	—	—	7
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural	$17,438	$17,333	$6,118	$9,240	$13,431	$5,725	$12,993	$—	$82,278

Consumer
Pass	$10,072	$10,553	$2,991	$878	$440	$219	$56,614	$46	$81,813
Pass/Watch	—	—	—	—	2	—	—	—	2
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	5	30	—	—	10	19	—	—	64
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	$10,077	$10,583	$2,991	$878	$452	$238	$56,614	$46	$81,879
A summary of loans at recorded investment by credit quality indicator by class presented under prior GAAP as of December 31, 2020, is as follows:

	Pass	Pass/ Watch	Special Mention	Substandard	Doubtful	Total
December 31, 2020
Commercial	$3,700,856	$55,960	$38,186	$97,403	$10,091	$3,902,496
Commercial real estate	5,379,801	306,884	317,580	92,411	—	6,096,676
Commercial construction, land and land development	1,125,132	46,026	43,383	31,260	—	1,245,801
Residential real estate	1,332,757	6,296	5,726	7,686	—	1,352,465
Single-family interim construction	323,800	2,775	—	—	—	326,575
Agricultural	76,951	6,194	1,205	664	—	85,014
Consumer	66,970	8	—	90	—	67,068
	$12,006,267	$424,143	$406,080	$229,514	$10,091	$13,076,095

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Note 5. Other Borrowings
Other borrowings totaled $281,697 and $312,175 at September 30, 2021 and December 31, 2020, respectively.
On July 20, 2021, the Company redeemed $40,000 of its outstanding 5.75% fixed-to-floating rate subordinated debentures due July 20, 2026.
There were $15,500 borrowings outstanding as of September 30, 2021 and $6,500 as of December 31, 2020 against the Company's revolving line of credit with an unrelated commercial bank.

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
At September 30, 2021 and December 31, 2020, the approximate amounts of these financial instruments were as follows:

	September 30,	December 31,
	2021	2020
Commitments to extend credit	$2,717,859	$2,268,216
Standby letters of credit	31,160	25,917
	$2,749,019	$2,294,133
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
The allowance for credit losses on off-balance sheet commitments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$1,733	$—	$—	$—
Impact of CECL adoption	—	—	1,113	—
Provision for off-balance sheet credit exposure	4,411	—	5,031	—
Balance at end of period	$6,144	$—	$6,144	$—
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

Note 7. Income Taxes
Income tax expense for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income tax expense for the period	$12,629	$16,068	$43,841	$35,807
Effective tax rate	19.4%	21.1%	20.4%	20.0%
The effective tax rates for 2021 and 2020 differ from the statutory federal tax rate of 21% largely due to tax exempt interest income earned on certain investment securities and loans, the nontaxable earnings on bank owned life insurance, nondeductible compensation, acquisition-related expenses, and state income tax. The lower effective tax rate for the three months ended September 30, 2021 was primarily a result of the prior year provision to return adjustment and current period adjustments related to state income taxes.

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Assets and Liabilities Measured on a Recurring Basis
The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of September 30, 2021 and December 31, 2020 by level within the ASC Topic 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2021
Assets:
Investment securities available for sale:
U.S. treasuries	$62,285	$—	$62,285	$—
Government agency securities	461,249	—	461,249	—
Obligations of state and municipal subdivisions	403,388	—	403,388	—
Corporate bonds	30,907	—	30,907	—
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	822,670	—	822,670	—
Other securities	1,075	—	1,075	—
Loans held for sale, fair value option elected (1)	27,331	—	27,331	—
Derivative financial instruments:
Interest rate swaps - cash flow hedge	140	—	140	—
Interest rate lock commitments	1,566	—	1,566	—
Forward mortgage-backed securities trades	132	—	132	—
Loan customer counterparty	9,631	—	9,631	—
Financial institution counterparty	595	—	595	—
Liabilities:
Derivative financial instruments:
Interest rate swaps - cash flow hedge	210	—	210	—
Interest rate lock commitments	2	—	2	—
Forward mortgage-backed securities trades	44	—	44	—
Loan customer counterparty	577	—	577	—
Financial institution counterparty	10,064	—	10,064	—
December 31, 2020
Assets:
Investment securities available for sale:
U.S. treasuries	$44,708	$—	$44,708	$—
Government agency securities	249,017	—	249,017	—
Obligations of state and municipal subdivisions	393,165	—	393,165	—
Corporate bonds	22,102	—	22,102	—
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	443,501	—	443,501	—
Other securities	1,200	—	1,200	—
Loans held for sale, fair value option elected (1)	71,769	—	71,769	—
Derivative financial instruments:
Interest rate lock commitments	3,515	—	3,515	—
Loan customer counterparty	20,159	—	20,159	—
Liabilities:
Derivative financial instruments:
Forward mortgage-backed securities trades	568	—	568	—
Financial institution counterparty	21,306	—	21,306	—
__________
(1)    At September 30, 2021 and December 31, 2020, loans held for sale for which the fair value option was elected had an aggregate outstanding principal balance of $26,244 and $68,670, respectively. There were no mortgage loans held for sale under the fair value option that were 90 days or greater past due or on nonaccrual at September 30, 2021.

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Assets and Liabilities Measured on a Nonrecurring Basis
In accordance with ASC Topic 820, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at September 30, 2021 and December 31, 2020, for which a nonrecurring change in fair value has been recorded:

		Fair Value Measurements at Reporting Date Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Period Ended Total Losses
September 30, 2021
Assets:
Individually evaluated loans	$18,883	$—	$—	$18,883	$3,813

December 31, 2020
Assets:
Individually evaluated loans	$16,903	$—	$—	$16,903	$13,041
Individually evaluated loans, which are collateral dependent, are measured at an observable market price (if available) or at the fair value of the loan’s underlying collateral. Fair value of the loan’s collateral is determined by appraisals or independent valuation, which is then adjusted for the estimated costs related to liquidation of the collateral. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. In addition, management's discounting criteria may vary for loans secured by non-real estate collateral such as inventory, oil and gas reserves, accounts receivable, equipment or other business assets. Therefore, the Company has categorized its individually evaluated loans as Level 3.
Other real estate owned is measured at fair value on a nonrecurring basis (upon initial recognition or subsequent impairment). Other real estate is classified within Level 3 of the valuation hierarchy. When transferred from the loan portfolio, other real estate owned is adjusted to fair value less estimated selling costs and is subsequently carried at the lower of carrying value or fair value less estimated selling costs. The fair value is determined using an external appraisal process, discounted based on internal criteria. Therefore, the Company has categorized its other real estate as Level 3. There was no other real estate owned remeasured during the nine months ended September 30, 2021 and the year ended December 31, 2020.
In addition, mortgage loans held for sale not recorded under the fair value option are required to be measured at the lower of cost or fair value. The fair value of these loans is based upon binding quotes or bids from third party investors. As of September 30, 2021 and December 31, 2020, all mortgage loans held for sale not recorded under the fair value option were recorded at cost.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Fair Value of Financial Instruments not Recorded at Fair Value
The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instruments that are reported at amortized cost on the Company's consolidated balance sheets were as follows at September 30, 2021 and December 31, 2020:

			Fair Value Measurements at Reporting Date Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2021
Financial assets:
Cash and cash equivalents	$3,059,826	$3,059,826	$3,059,826	$—	$—
Certificates of deposit held in other banks	3,245	3,258	—	3,258	—
Loans held for sale, at cost	4,140	4,221	—	4,221	—
Loans, net	12,291,233	12,693,534	—	—	12,693,534
FHLB of Dallas stock and other restricted stock	21,541	21,541	—	21,541	—
Accrued interest receivable	51,438	51,438	—	51,438	—
Financial liabilities:
Deposits	15,524,182	15,537,308	—	15,537,308	—
Accrued interest payable	3,125	3,125	—	3,125	—
FHLB advances	350,000	334,631	—	334,631	—
Other borrowings	281,697	301,575	—	301,575	—
Junior subordinated debentures	54,171	44,330	—	44,330	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2020
Financial assets:
Cash and cash equivalents	$1,813,987	$1,813,987	$1,813,987	$—	$—
Certificates of deposit held in other banks	4,482	4,595	—	4,595	—
Loans held for sale, at cost	10,878	11,138	—	11,138	—
Loans, net	12,978,238	13,093,698	—	—	13,093,698
FHLB of Dallas stock and other restricted stock	20,305	20,305	—	20,305	—
Accrued interest receivable	60,581	60,581	—	60,581	—
Financial liabilities:
Deposits	14,398,927	14,407,596	—	14,407,596	—
Accrued interest payable	7,397	7,397	—	7,397	—
FHLB advances	375,000	371,175	—	371,175	—
Other borrowings	312,175	327,150	—	327,150	—
Junior subordinated debentures	54,023	42,624	—	42,624	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

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
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest income in the same period that the hedged transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest income as interest payments are received on the Company’s variable-rate loans. During the next twelve months, the Company estimates that $853 will be reclassified as an increase to interest income.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The following table provides the outstanding notional balances and fair values of outstanding derivative positions at September 30, 2021 and December 31, 2020:

	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
September 30, 2021
Derivatives designated as hedging instruments:
Interest rate swaps - cash flow hedge	$100,000	$140	$210
Derivatives not designated as hedging instruments:
Interest rate lock commitments	51,676	1,566	2
Forward mortgage-backed securities trades	48,000	132	44
Commercial loan interest rate swaps:
Loan customer counterparty	276,030	9,631	577
Financial institution counterparty	276,030	595	10,064

December 31, 2020
Derivatives not designated as hedging instruments:
Interest rate lock commitments	$116,795	$3,515	$—
Forward mortgage-backed securities trades	104,000	—	568
Commercial loan interest rate swaps:
Loan customer counterparty	335,370	20,159	—
Financial institution counterparty	335,370	—	21,306

The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding were as follows:

	Weighted Average Interest Rate
	September 30, 2021		December 31, 2020
	Received	Paid	Received	Paid
Loan customer counterparty	4.09%	2.30%	4.08%	2.32%
The credit exposure related to interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $10,366 at September 30, 2021. In some cases collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. At September 30, 2021, cash of $20,757 and securities of $3,250 were pledged as collateral for these derivatives.
The Company has entered into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which the Company is either a participant or a lead bank. Risk participation agreements entered into as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. The Company is party to one risk participation agreement as a participant bank having a notional amount of $5,251 at September 30, 2021. Risk participation agreements entered into as the lead bank provide credit protection to the Company should the borrower fail to perform on its interest rate derivative contract. The Company is party to one risk participation agreement as the lead bank having a notional amount of $9,414 at September 30, 2021.

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
A summary of derivative activity and the related impact on the consolidated statements of income for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Income Statement Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Derivatives designated as hedging instruments
Interest rate swaps - cash flow hedges	Interest and fees on loans	$215	$—	$369	$—
Derivatives not designated as hedging instruments
Interest rate lock commitments	Mortgage banking revenue	(502)	1,517	(1,951)	4,262
Forward mortgage-backed securities trades	Mortgage banking revenue	148	192	656	(249)

Note 10. Stock Awards
The Company grants common stock awards to certain employees of the Company. In connection with the Company's initial public offering in April 2013, the Board of Directors adopted the 2013 Equity Incentive Plan (2013 Plan). All stock awards issued under expired plans prior to 2013 are fully vested. Under the 2013 Plan, the Compensation Committee may grant awards to certain employees of the Company in the form of restricted stock, restricted stock rights, restricted stock units, qualified and nonqualified stock options, performance share awards and other equity-based awards. The 2013 Plan, as amended, has 2,300,000 reserved shares of common stock to be awarded by the Company’s compensation committee. As of September 30, 2021, there were 1,088,726 shares remaining available for grant for future awards.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Restricted Stock Awards
The following table summarizes the activity in nonvested restricted stock awards for the nine months ended September 30, 2021 and 2020:

Restricted Stock Awards	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2020	468,800	$49.01
Granted during the period	96,713	64.91
Vested during the period	(176,689)	51.43
Forfeited during the period	(34,822)	50.10
Nonvested shares, September 30, 2021	354,002	$51.96

Nonvested shares, December 31, 2019	284,861	$58.63
Granted during the period	304,790	43.38
Vested during the period	(112,914)	58.28
Forfeited during the period	(7,270)	51.97
Nonvested shares, September 30, 2020	469,467	$48.91
Compensation expense related to these awards is recorded based on the fair value of the award at the date of grant and totaled $2,087 and $6,613 for the three and nine months ended September 30, 2021, respectively, and $1,970 and $6,333 for the three and nine months ended September 30, 2020, respectively. Compensation expense is recorded in salaries and employee benefits in the accompanying consolidated statements of income. At September 30, 2021, future compensation expense is estimated to be $13,743 and will be recognized over a remaining weighted average period of 2.21 years.
The fair value of common stock awards that vested during the nine months ended September 30, 2021 and 2020 was $12,019 and $5,469, respectively. The Company has recorded $421 and $647 in excess tax benefit on vested restricted stock to income tax expense for the three and nine months ended September 30, 2021, respectively, and $44 and $246 in excess tax expense for the three and nine months ended September 30, 2020, respectively.
There were no modifications of stock agreements during the nine months ended September 30, 2021 and 2020 that resulted in significant additional incremental compensation costs.
At September 30, 2021, the future vesting schedule of the nonvested restricted stock awards is as follows:

First year	158,055
Second year	116,569
Third year	75,303
Fourth year	4,075
Total nonvested shares	354,002
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The following table summarizes the activity in nonvested performance stock units at target award level for the nine months ended September 30, 2021:

Performance-based Restricted Stock Units	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2020	89,300	$38.29
Granted during the period	25,198	63.92
Nonvested shares, September 30, 2021	114,498	$43.93
Compensation expense related to performance stock units is estimated each period based on the fair value of the target stock unit at the grant date and the most probable level of achievement of the performance condition, adjusted for the passage of time within the vesting periods of the awards. Compensation expense related to these awards was $336 and $1,364 for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, the unrecognized compensation expense assuming the target attainment is estimated to be $3,666, while the estimated maximum payout rate is $6,181. The remaining performance period over which the expense will be recognized is 2.74 years.

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
As discussed in Note 1 - Summary of Significant Accounting Policies, in connection with the adoption of ASC 326, the Company recognized an after-tax cumulative effect reduction to retained earnings of $53,880 on January 1, 2021. In February 2019, the federal bank regulatory agencies issued a final rule that revised certain capital regulations under CECL and included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of CECL on their regulatory capital ratios (three-year transition option). The Company elected to adopt the three-year transition option and the deferral has been applied in the September 30, 2021 capital ratios presented below.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Common Equity Tier 1 (CET1) and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2021 and December 31, 2020, the Company and the Bank meet all capital adequacy requirements to which they are subject, including the capital buffer requirement.
As of September 30, 2021 and December 31, 2020, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk based, CET1, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Bank’s category.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The following table presents actual capital amounts and required ratios under Basel III Capital Rules for the Company and Bank as of September 30, 2021 and December 31, 2020.

	Actual		Minimum Capital Required - Basel III		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2021
Total capital to risk weighted assets:
Consolidated	$1,884,618	13.64%	$1,450,815	10.50%	N/A	N/A
Bank	1,953,355	14.14	1,450,381	10.50	$1,381,316	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	1,583,950	11.46	1,174,470	8.50	N/A	N/A
Bank	1,856,687	13.44	1,174,118	8.50	1,105,052	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	1,528,350	11.06	967,210	7.00	N/A	N/A
Bank	1,856,687	13.44	966,921	7.00	897,855	6.50
Tier 1 capital to average assets:
Consolidated	1,583,950	8.94	708,732	4.00	N/A	N/A
Bank	1,856,687	10.48	708,581	4.00	885,726	5.00

December 31, 2020
Total capital to risk weighted assets:
Consolidated	$1,825,661	13.32%	$1,438,939	10.50%	N/A	N/A
Bank	1,864,240	13.61	1,438,385	10.50	$1,369,891	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	1,471,841	10.74	1,164,855	8.50	N/A	N/A
Bank	1,776,420	12.97	1,164,407	8.50	1,095,913	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	1,416,241	10.33	959,293	7.00	N/A	N/A
Bank	1,776,420	12.97	958,924	7.00	890,429	6.50
Tier 1 capital to average assets:
Consolidated	1,471,841	9.12	645,730	4.00	N/A	N/A
Bank	1,776,420	11.01	645,539	4.00	806,924	5.00
Stock repurchase program: From time to time, the Company's board of directors has authorized stock repurchase programs which allow the Company to purchase its common stock generally over a one-year period at various prices in the open market or in privately negotiated transactions. On October 22, 2020, the Company's board of directors authorized a $150,000 stock repurchase program allowing the Company to purchase shares of its common stock through October 31, 2021. On August 26, 2021, the Company extended the stock repurchase program through December 31, 2021. Under this program, the Company repurchased 217,772 shares at a total cost of $15,207 for the three and nine months ended September 30, 2021. There were no shares repurchased for the three and nine months ended September 30, 2020. In July 2019, the federal bank regulators adopted final rules that, among other things, eliminated the standalone prior approval requirement for any repurchase of common stock. However, the Company remains subject to a Federal Reserve Board guideline that requires consultation with the Federal Reserve regarding plans for share repurchases. The Company’s repurchases of its common stock may be subject to a prior approval or notice requirement under other regulations, policies or supervisory expectations of the Federal Reserve Board. The Federal Reserve Board has approved share repurchases through the remainder of 2021.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Company stock repurchased to settle employee tax withholding related to vesting of stock awards totaled 14,297 and 39,508 shares at a total cost of $1,049 and $2,714 for the three and nine months ended September 30, 2021, respectively, and 291 and 2,951 shares at a total cost of $13 and $159 for the three and nine months ended September 30, 2020, respectively, and were not included under the repurchase program.

Note 12. Subsequent Event
Declaration of Dividends
On October 28, 2021, the Company declared a quarterly cash dividend in the amount of $0.36 per share of common stock to the stockholders of record on November 11, 2021. The dividend will be paid on November 24, 2021.

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
•the institution and outcome of, and costs associated with, litigation and other legal proceedings against one or more of the Company, the Bank and financial institutions that we acquire or to which any of such entities is subject;
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
As of September 30, 2021, the Company operated 93 full service banking locations in north, central and southeast Texas regions, and along the Colorado Front Range region, with 61 Texas locations and 32 Colorado locations.
The Company’s headquarters are located at 7777 Henneman Way, McKinney, Texas 75070 and its telephone number is (972) 562-9004. The Company’s website address is www.ifinancial.com. Information contained on the Company’s website is not incorporated by reference into this Quarterly Report on Form 10-Q and is not part of this or any other report.
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
The Company continues to closely monitor the impact of COVID-19 on its employees, customers, the communities it serves and the economy as a whole; however, the extent to which the pandemic will continue to impact operations and financial results in 2021 and beyond is uncertain.

Discussion and Analysis of Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020
The following discussion and analysis of the Company's results of operations compares the operations for the three and nine months ended September 30, 2021 with the three and nine months ended September 30, 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for all of the year ending December 31, 2021.
Results of Operations
For the three months ended September 30, 2021, net income was $52.3 million ($1.21 per common share on a diluted basis) compared with net income of $60.1 million ($1.39 per common share on a diluted basis) for the three months ended September 30, 2020. The Company posted annualized returns on average equity of 8.10% and 9.73%, returns on average assets of 1.11% and 1.43% and efficiency ratios of 53.20% and 44.69% for the three months ended September 30, 2021 and 2020, respectively. The efficiency ratio is calculated by dividing total noninterest expense (which excludes the provision for credit losses and the amortization of other intangible assets) by net interest income plus noninterest income.
For the nine months ended September 30, 2021, net income was $170.6 million ($3.95 per common share on a diluted basis) compared with $142.9 million ($3.31 per common share on a diluted basis) for the nine months ended September 30, 2020. The Company posted annualized returns on average equity of 9.04% and 7.91%, returns on average assets of 1.25% and 1.19% and efficiency ratios of 51.07% and 49.33% for the nine months ended September 30, 2021 and 2020, respectively.
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

Net interest income was $128.6 million for the three months ended September 30, 2021, a decrease of $3.4 million, or 2.5%, from $132.0 million for the three months ended September 30, 2020. This decrease in net interest income was driven by decreased earnings on assets due to lower yields and accretion offset by overall decreased funding costs for the year over year period. Average interest earning assets increased $2.0 billion or 13.7%, to $17.0 billion for the three months ended September 30, 2021 compared to $14.9 billion for the three months ended September 30, 2020. The increase is primarily due to the continued growth of average interest bearing cash balances over the past year, increasing $1.7 billion from prior year and also due to continued increases in average taxable securities. Offsetting these changes is a net decrease in average loan balances, due primarily to the forgiveness of Paycheck Protection Program (PPP) loans. The yield on average interest earning assets decreased 67 basis points from 4.04% for the three months ended September 30, 2020 to 3.37% for the three months ended September 30, 2021. The decrease from the prior year was due to the increase in lower-yielding interest bearing cash balances mentioned above as well as lower loans and securities yields for the year over year period. The average cost of interest-bearing liabilities decreased 23 basis points to 0.54% for the three months ended September 30, 2021 compared to 0.77% for the three months ended September 30, 2020. The decrease is primarily due to lower rates offered on our deposit products as well as rate decreases on other borrowings and trust preferred securities. The aforementioned changes resulted in a 51 basis point decrease in the net interest margin for the three months ended September 30, 2021 at 3.01% compared to 3.52% for the three months ended September 30, 2020. The decrease was primarily due to lower asset yields, increased liquidity and a decrease of $3.2 million in loan accretion income offset by the lower cost of funds on interest bearing liabilities.
Net interest income was $387.7 million for the nine months ended September 30, 2021, an increase of $4.1 million, or 1.1%, from $383.6 million for the nine months ended September 30, 2020. The increase is due to a $2.2 billion increase, or 15.6%, in average interest-earning assets to $16.5 billion for the nine months ended September 30, 2021 compared to $14.3 billion for nine months ended September 30, 2020, as well as decreased funding costs due to a declining rate environment during the year over year period offset by decreased earnings on assets due to lower yields and accretion. The increase in average interest-earning assets is primarily related to the increases of $1.4 billion in average interest bearing deposits and $366.2 thousand in average taxable securities due to excess liquidity but also in part to increased average non-PPP loan balances due to organic growth. The average yield on interest earning assets decreased 75 basis points from 4.30% for the nine months ended September 30, 2020 to 3.55% for the nine months ended September 30, 2021 while the average rate paid on interest bearing liabilities decreased 42 basis points from 1.02% to 0.60% over the same period. The decrease from the prior year was primarily due to overall lower rates on interest-earning assets and liabilities due to the declining rate environment for the year over year period, as well as the significant increase in lower yielding interest bearing balances and lower loan accretion. The net interest margin for the nine months ended September 30, 2021 decreased 45 basis points to 3.14% compared to 3.59% for the nine months ended September 30, 2020 as a result of excess liquidity, decreased loan accretion and lower asset yields offset by lower rates paid on all interest bearing liabilities.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis.  The following table present average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and nine months ended September 30, 2021 and 2020. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances.

	Three Months Ended September 30,
	2021			2020
(dollars in thousands)	Average Outstanding Balance	Interest	Yield/ Rate (4)	Average Outstanding Balance	Interest	Yield/ Rate (4)
Interest-earning assets:
Loans (1)	$12,358,349	$134,540	4.32%	$12,586,647	$144,138	4.56%
Taxable securities	1,300,953	6,059	1.85	705,918	4,507	2.54
Nontaxable securities	354,661	2,077	2.32	351,759	2,126	2.40
Interest bearing deposits and other	2,959,653	1,356	0.18	1,287,320	1,027	0.32
Total interest-earning assets	16,973,616	144,032	3.37	14,931,644	151,798	4.04
Noninterest-earning assets	1,792,728			1,782,251
Total assets	$18,766,344			$16,713,895
Interest-bearing liabilities:
Checking accounts	$6,179,715	$5,764	0.37%	$4,619,454	$5,512	0.47%
Savings accounts	722,493	278	0.15	631,862	270	0.17
Money market accounts	2,508,767	3,392	0.54	2,471,550	4,361	0.70
Certificates of deposit	1,226,854	1,413	0.46	1,590,734	5,536	1.38
Total deposits	10,637,829	10,847	0.40	9,313,600	15,679	0.67
FHLB advances	351,359	463	0.52	594,022	714	0.48
Other borrowings	285,473	3,640	5.06	209,532	2,928	5.56
Junior subordinated debentures	54,154	437	3.20	53,955	470	3.47
Total interest-bearing liabilities	11,328,815	15,387	0.54	10,171,109	19,791	0.77
Noninterest-bearing checking accounts	4,772,525			3,991,014
Noninterest-bearing liabilities	101,018			94,349
Stockholders’ equity	2,563,986			2,457,423
Total liabilities and equity	$18,766,344			$16,713,895
Net interest income		$128,645			$132,007
Interest rate spread			2.83%			3.27%
Net interest margin (2)			3.01			3.52
Net interest income and margin (tax equivalent basis) (3)		$129,623	3.03		$132,978	3.54
Average interest-earning assets to interest-bearing liabilities			149.83			146.80

	Nine Months Ended September 30,
	2021			2020
(dollars in thousands)	Average Outstanding Balance	Interest	Yield/ Rate (4)	Average Outstanding Balance	Interest	Yield/ Rate (4)
Interest-earning assets:
Loans (1)	$12,571,334	$412,312	4.39%	$12,142,159	$434,648	4.78%
Taxable securities	1,106,501	16,068	1.94	740,252	14,499	2.62
Nontaxable securities	352,159	6,207	2.36	343,233	6,359	2.47
Interest bearing deposits and other	2,465,740	3,021	0.16	1,041,217	3,938	0.51
Total interest-earning assets	16,495,734	437,608	3.55	14,266,861	459,444	4.30
Noninterest-earning assets	1,787,176			1,790,569
Total assets	$18,282,910			$16,057,430
Interest-bearing liabilities:
Checking accounts	$5,830,177	$17,765	0.41%	$4,434,686	$22,529	0.68%
Savings accounts	698,591	811	0.16	593,646	795	0.18
Money market accounts	2,573,510	10,955	0.57	2,276,036	16,714	0.98
Certificates of deposit	1,310,788	5,810	0.59	1,704,720	22,039	1.73
Total deposits	10,413,066	35,341	0.45	9,009,088	62,077	0.92
FHLB advances	367,033	1,533	0.56	693,248	3,629	0.70
Other borrowings	300,665	11,743	5.22	196,305	8,408	5.72
Junior subordinated debentures	54,105	1,320	3.26	53,906	1,710	4.24
Total interest-bearing liabilities	11,134,869	49,937	0.60	9,952,547	75,824	1.02
Noninterest-bearing checking accounts	4,530,594			3,597,192
Noninterest-bearing liabilities	93,499			92,646
Stockholders’ equity	2,523,948			2,415,045
Total liabilities and equity	$18,282,910			$16,057,430
Net interest income		$387,671			$383,620
Interest rate spread			2.95%			3.28%
Net interest margin (2)			3.14			3.59
Net interest income and margin (tax equivalent basis) (3)		$390,579	3.17		$386,476	3.62
Average interest-earning assets to interest-bearing liabilities			148.14			143.35
____________
(1) Average loan balances include nonaccrual loans.
(2) Net interest margins for the periods presented represent: (i) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (ii) average interest-earning assets for the period.
(3) A tax-equivalent adjustment has been computed using a federal income tax rate of 21% for the three and nine months ended September 30, 2021 and 2020.
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
The Company recorded a $4.4 million negative provision for credit losses on loans for the three months ended September 30, 2021 compared to $7.6 million provision for credit losses for the comparable period in 2020. Provision expense for the nine months ended September 30, 2021 was negative $14.0 million compared to $39.1 million for the same period in 2020. Provision expense for loans is generally reflective of organic loan growth as well as charge-offs or specific reserves taken during the respective period. Provision expense will also be impacted by the economic outlook and changes in macroeconomic variables. The negative provisions recorded for the three and nine months ended September 30, 2021 were primarily related to improvements in the economic forecast, while the prior year provision for the same periods was elevated due to general provision expense incurred due to economic factors related to the COVID-19 crisis. Net charge-offs were $99 thousand and $184 thousand for the three months ended September 30, 2021 and 2020, respectively, and $4.4 million and $3.1 million for the nine months ended September 30, 2021 and 2020, respectively.
There was $4.4 million and $5.0 million provision for credit losses recorded on off-balance sheet credit exposures during the three and nine months ended September 30, 2021. The provision expense was elevated in the current period primarily due to higher remaining expected utilization on increased unfunded commitments related to growth in the Company's construction loan and energy portfolios.
Noninterest Income
The following table sets forth the components of noninterest income for the three and nine months ended September 30, 2021 and 2020 and the period-over-period variations in such categories of noninterest income:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(dollars in thousands)	2021	2020	2021 v. 2020		2021	2020	2021 v. 2020
Noninterest Income
Service charges on deposit accounts	$2,619	$2,173	$446	20.5%	$7,130	$6,881	$249	3.6%
Investment management fees	2,210	1,924	286	14.9	6,339	5,556	783	14.1%
Mortgage banking revenue	5,982	14,722	(8,740)	(59.4)	18,714	27,726	(9,012)	(32.5)%
Gain on sale of loans	—	—	—	—	26	647	(621)	N/M
Gain on sale of other real estate	63	—	63	N/M	63	37	26	N/M
Gain on sale of securities available for sale	—	—	—	—	—	382	(382)	N/M
(Loss) gain on sale and disposal of premises and equipment	(41)	34	(75)	N/M	(61)	311	(372)	N/M
Increase in cash surrender value of BOLI	1,282	1,335	(53)	(4.0)	3,841	4,007	(166)	(4.1)%
Other	4,781	4,977	(196)	(3.9)	15,379	19,604	(4,225)	(21.6)%
Total noninterest income	$16,896	$25,165	$(8,269)	(32.9)%	$51,431	$65,151	$(13,720)	(21.1)%
____________
N/M - not meaningful

Total noninterest income decreased $8.3 million, or 32.9% and $13.7 million, or 21.1% for the three and nine months ended September 30, 2021 over same periods in 2020, respectively. Significant changes in the components of noninterest income are discussed below.
Mortgage banking revenue. Mortgage banking revenue decreased $8.7 million, or 59.4% and $9.0 million, or 32.5% for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. The decrease was primarily reflective of lower volumes related to rate increases during the year over year periods. Revenue was also negatively impacted for the year over year period as there were losses on derivative hedging instruments of $1.0 million and $2.0 million for the three and nine months ended September 30, 2021 compared to gains of $982 thousand and $2.7 million for the same periods in 2020.
Other noninterest income. Other noninterest income decreased $196 thousand, or 3.9% and $4.2 million, or 21.6% for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. The decrease for the nine month period was mainly due to the recovery of a $3.5 million contingency reserve on an acquired SBA loan in 2020 in addition to lower interchange fees due to the Durbin Amendment, which was effective July 2020 offset by higher mortgage warehouse fees and swap income during 2021.
Noninterest Expense
Noninterest expense increased $7.2 million, or 9.8% and increased $2.8 million, or 1.2% for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. The following table sets forth the components of the Company’s noninterest expense for the three and nine months ended September 30, 2021 and 2020 and the period-over-period variations in such categories of noninterest expense:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(dollars in thousands)	2021	2020	2021 v. 2020		2021	2020	2021 v. 2020
Noninterest Expense
Salaries and employee benefits	$46,572	$42,253	$4,319	10.2%	$134,068	$115,341	$18,727	16.2%
Occupancy	10,258	9,717	541	5.6	30,716	29,132	1,584	5.4
Communications and technology	5,479	5,716	(237)	(4.1)	16,596	17,193	(597)	(3.5)
FDIC assessment	1,327	1,597	(270)	(16.9)	4,499	5,338	(839)	(15.7)
Advertising and public relations	266	492	(226)	(45.9)	880	1,965	(1,085)	(55.2)
Other real estate owned expenses, net	(8)	43	(51)	N/M	4	459	(455)	N/M
Impairment of other real estate	—	46	(46)	N/M	—	784	(784)	N/M
Amortization of other intangible assets	3,145	3,175	(30)	(0.9)	9,435	9,526	(91)	(1.0)
Professional fees	4,546	2,871	1,675	58.3	11,972	9,266	2,706	29.2
Acquisition expense, including legal	—	47	(47)	N/M	—	16,225	(16,225)	N/M
Other	8,987	7,452	1,535	20.6	25,528	25,678	(150)	(0.6)
Total noninterest expense	$80,572	$73,409	$7,163	9.8%	$233,698	$230,907	$2,791	1.2%
____________
N/M - not meaningful

Salaries and employee benefits. Salaries and employee benefits increased $4.3 million, or 10.2% and $18.7 million, or 16.2% for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The increase for the three and nine months ended September 30, 2021 compared to the same periods in 2020 is primarily due to $4.3 million and $9.0 million, respectively, in higher salaries, bonus and insurance expense related to additional headcount in addition to $1.0 million and $3.0 million, respectively, in higher contract labor costs related to PPP and various ongoing departmental and bank-wide infrastructure projects. In addition, deferred salaries expense was $450 thousand and $6.3 million lower for the three and ninth month periods due to the PPP loans and other COVID-related modifications that occurred during 2020 and reduced overall salary expense for those periods. The three months ended September 30, 2021 is also reflective of $1.5 million lower mortgage commissions and incentives due to lower mortgage production for the year over year period. Additionally, stock grant amortization expense for the nine month period was $1.6 million higher than 2020 offset by $1.9 million lower severance and retention expense related departmental and business line restructurings in 2020.
Occupancy. Occupancy increased $541 thousand, or 5.6% and $1.6 million, or 5.4% for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The increase for both periods is due to an increase in various non-capitalizable small furniture and equipment as well as increased building and equipment repairs and maintenance expenses.
Advertising and public relations. Advertising and public relations decreased $226 thousand, or 45.9% and $1.1 million or 55.2% for the three and nine months ended September 30, 2021, compared to the same periods in 2020. Advertising and public relations expenses were higher in the prior year periods primarily due to rebranding expenses which occurred in 2020 as well as advertising related to the COVID-19 pandemic.
Professional fees. Professional fees increased $1.7 million, or 58.3% and increased $2.7 million, or 29.2% for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The change for both periods is due to increased consulting expenses related to the various infrastructure projects and PPP forgiveness.
Acquisition expense, including legal. Acquisition expense decreased $16.2 million for the nine months ended September 30, 2021, compared to the same period in 2020. The change is related to the merger termination in second quarter 2020.
Other noninterest expense. Other noninterest expense increased $1.5 million, or 20.6% and decreased $150 thousand, or 0.6% for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The increase in other noninterest expense for the three month period is due to increases of $543 thousand in charitable contributions and $430 thousand in business meals, entertainment and travel expenses primarily due to returning to work in second quarter 2021.
Income Tax Expense
Income tax expense was $12.6 million and $43.8 million for the three and nine months ended September 30, 2021, respectively, and $16.1 million and $35.8 million for the same periods in 2020. The effective tax rates were 19.4% and 20.4% for the three and nine months ended September 30, 2021, respectively, compared to 21.1% and 20.0% for the same periods in 2020. The lower effective tax rate for the the three months ended September 30, 2021 was primarily a result of the 2020 provision to return adjustment and current period adjustments related to state income taxes.
Discussion and Analysis of Financial Condition
The following discussion and analysis of the Company’s financial condition summarizes the financial condition of the Company as of September 30, 2021 and certain changes from December 31, 2020.
Assets
The Company’s total assets increased by $1.2 billion, or 6.6%, to $18.9 billion as of September 30, 2021 from $17.8 billion at December 31, 2020. The increase is due primarily to an increase in interest-bearing deposits and investment securities resulting from increased liquidity due to deposit growth in 2021 offset by a decrease in loan balances.

Loan Portfolio
The Company’s loan portfolio is the largest category of the Company’s earning assets. The following table presents the balance and associated percentage of each major category in the Company's loan portfolio as of September 30, 2021 and December 31, 2020:

(dollars in thousands)	September 30, 2021		December 31, 2020
	Amount	% of Total	Amount	% of Total
Commercial (1)(2)	$2,999,980	24.1%	$3,902,496	29.7%
Real estate:
Commercial	6,414,199	51.4	6,096,676	46.3
Commercial construction, land and land development	1,216,195	9.8	1,245,801	9.5
Residential (3)	1,328,342	10.5	1,435,112	10.9
Single-family interim construction	350,112	2.8	326,575	2.5
Agricultural	82,278	0.7	85,014	0.6
Consumer	81,879	0.7	67,068	0.5
Total loans (5)	12,472,985	100.0%	13,158,742	100.0%
Deferred loan fees (4)(5)	—		(10,037)
Allowance for credit losses	(150,281)		(87,820)
Total loans, net	$12,322,704		$13,060,885
____________
(1) Includes mortgage warehouse purchase loans of $977.8 million and $1.5 billion at September 30, 2021 and December 31, 2020, respectively.
(2) Includes SBA PPP loans of $243.9 million net of deferred loan fees of $6.5 million at September 30, 2021 and $804.4 million at December 31, 2020.
(3) Includes loans held for sale of $31.5 million and $82.6 million at September 30, 2021 and December 31, 2020, respectively.
(4) Includes SBA PPP net deferred loan fees of $9.8 million at December 31, 2020.
(5) Loan class amounts are shown at amortized cost, net of deferred loan fees of $11.3 million in accordance with CECL at September 30, 2021 and shown at recorded investment at December 31, 2020.

As of September 30, 2021 and December 31, 2020, total loans, net of allowance for credit losses and net deferred fees, totaled $12.3 billion and $13.1 billion, respectively, which is a decrease of 5.7% between the two periods. The decrease is primarily due to a decline in mortgage warehouse of $476.0 million due to lower volumes related to rate increases and shorter hold times, a decrease of $560.5 million in SBA PPP loans due the forgiveness of loans and the increase in the allowance for credit losses, primarily due to the day-one CECL adjustment of $67.9 million, net of the PCD reclassification, offset by organic growth of the loan portfolio.
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

(dollars in thousands)	September 30, 2021	December 31, 2020
Nonaccrual loans
Commercial	$44,712	$25,898
Real estate:
Commercial real estate	34,291	20,040
Commercial construction, land and land development	25	32
Residential real estate	1,460	2,372
Agricultural	—	613
Consumer	43	42
Total nonaccrual loans (1)	80,531	48,997
Loans delinquent 90 days or more and still accruing
Commercial	77	433
Real estate:
Residential real estate	201	—
Consumer	2	—
Total loans delinquent 90 days or more and still accruing	280	433
Troubled debt restructurings, not included in nonaccrual loans
Real estate:
Commercial real estate	1,738	1,808
Residential real estate	165	178
Total troubled debt restructurings, not included in nonaccrual loans	1,903	1,986
Total nonperforming loans (2)	82,714	51,416
Other real estate owned and other repossessed assets:
Real estate:
Single family interim construction	—	475
Consumer	115	114
Total other real estate owned and other repossessed assets	115	589
Total nonperforming assets	$82,829	$52,005
Ratio of nonperforming loans to total loans held for investment (3)	0.72%	0.44%
Ratio of nonperforming assets to total assets	0.44	0.29
____________
(1)     Nonaccrual loans include troubled debt restructurings of $1.1 million and $578 thousand at September 30, 2021 and December 31, 2020, respectively. Excludes loans acquired with deteriorated credit quality of $6.7 million as of December 31, 2020 presented under prior GAAP.
(2)    Due to the adoption of CECL, amounts are shown at amortized cost, net of deferred loan fees at September 30, 2021.
(3)    Excluding mortgage warehouse purchase loans of $977.8 million and $1.5 billion as of September 30, 2021 and December 31, 2020, respectively.
Nonaccrual loans increased to $80.5 million at September 30, 2021 from $49.0 million as of December 31, 2020. Troubled debt restructurings that were not on nonaccrual status totaled $1.9 million at September 30, 2021 and $2.0 million December 31, 2020. The increase in nonaccrual loans was primarily due to two commercial loan relationships totaling $17.8 million and one commercial real estate loan totaling $11.7 million, as well as the net addition of $7.1 million in purchased credit deteriorated (PCD) loans, which were excluded prior to CECL adoption, offset by payoffs and principal reductions as well as two charge-offs totaling $2.4 million during the period.
As of September 30, 2021, the Company had a total of 104 substandard and doubtful loans with an aggregate principal balance of $132.9 million that were not currently individually evaluated loans, nonaccrual loans, 90 days past due loans or troubled debt restructurings, but where the Company had information about possible credit problems of the borrowers that caused the Company’s management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and that could result in those loans becoming nonaccrual loans, 90 days past due loans or troubled debt restructurings in the future.

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
Allowance for Credit Losses on Loans. As discussed elsewhere in this discussion and analysis, the Company adopted the CECL accounting standard on January 1, 2021 and has accounted for the allowance for credit losses under the CECL model for the three and nine months ended September 30, 2021. The Company applied the incurred loss methodology for estimating the allowance and applicable provision for all periods prior to 2021. The allowance is increased by provisions reported in the income statement as a component of provisions for credit losses. The allowance for credit losses on loans is a valuation account that is deducted from the amortized cost basis of loans to present management's best estimate of the net amount expected to be collected on the loans. Loans are charged against the allowance for credit losses when management believes that collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. As of September 30, 2021, the allowance for credit losses on loans totaled $150.3 million, or 1.31% of total loans held for investment, excluding mortgage warehouse purchase loans and loans held for sale, compared with $87.8 million, or 0.76% as of December 31, 2020. The dollar and percentage increases from year end is primarily due to the adoption of CECL, which increased the allowance for credit losses on loans by $80.9 million offset by negative provision of $14.0 million and net charge-offs of $4.4 million for the nine month period.
The allowance for credit losses on loans to nonperforming loans has increased from 170.80% at December 31, 2020 to 181.69% at September 30, 2021, due primarily to the adoption of CECL offset by the increase in nonperforming loans from $51.4 million at December 31, 2020 to $82.7 million at September 30, 2021.
Securities Available for Sale
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit, interest rate and duration risk. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions.
The Company recognized no gains on the sale of securities for the three and nine months ended September 30, 2021, respectively, and a net gain of $0 and $382 thousand on the sale of securities for the three and nine month ended September 30, 2020, respectively. Securities represented 9.4% and 6.5% of the Company’s total assets at September 30, 2021 and December 31, 2020, respectively.
Certain investment securities are valued at less than their amortized cost. At September 30, 2021, the Company's review of all available for sale securities at an unrealized loss position determined that the losses resulted from factors not related to credit quality. This conclusion is based on the Company's analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors for each security type in the portfolio. The unrealized losses are generally due to increases in market interest rates. Furthermore, the Company has the intent to hold these securities until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their cost basis. The fair value is expected to recover as the securities approach their maturity date. As such, there is no allowance for credit losses on available for sale securities recognized as of September 30, 2021.
Capital Resources and Regulatory Capital Requirements
Total stockholder’s equity was $2.6 billion at September 30, 2021, an increase of approximately $51.3 million from December 31, 2020. The increase was primarily due to net income of $170.6 million earned by the Company during the nine months ended September 30, 2021 and stock based compensation of $8.0 million, offset by the day-one CECL transition adjustment to retained earnings of $53.9 million, net of tax, a decrease of $13.8 million in unrealized gain on available for sale securities, common stock repurchased of $17.9 million and dividends of $41.6 million.

In February 2019, the federal bank regulatory agencies issued a final rule that revised certain capital regulations under CECL and included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of CECL on their regulatory capital ratios (three-year transition option). The Company elected to adopt the three-year transition option and the deferral has been applied in the September 30, 2021 capital ratios presented below. As of September 30, 2021, the Company and the Bank exceeded the Basel III capital ratio requirements under prompt corrective action and other regulatory requirements, as detailed in the table below:

	As of September 30, 2021
	Actual Consolidated	Actual Bank	Required minimum capital - Basel III	Required to be considered well capitalized (Bank only)
	Ratio	Ratio	Ratio	Ratio
Tier 1 capital to average assets ratio	8.94%	10.48%	4.00%	≥5.00%
Common equity tier 1 capital to risk weighted assets ratio	11.06	13.44	7.00	≥6.50
Tier 1 capital to risk weighted assets ratio	11.46	13.44	8.50	≥8.00
Total capital to risk weighted assets ratio	13.64	14.14	10.50	≥10.00
Stock Repurchase Program. From time to time, the Company's board of directors has authorized stock repurchase programs which allow the Company to purchase its common stock generally over a one-year period at various prices in the open market or in privately negotiated transactions. On October 22, 2020, the Company's board of directors authorized a $150 million stock repurchase program allowing the Company to purchase shares of its common stock through October 31, 2021. On August 26, 2021, the Company extended the stock repurchase program through December 31, 2021. Under this program, the Company has repurchased an aggregate 351,069 shares at a total cost of $22.5 million including 241,521 shares repurchased during 2021 at a total cost of $16.9 million through October 26, 2021. In July 2019, the federal bank regulators adopted final rules that, among other things, eliminated the standalone prior approval requirement for any repurchase of common stock. However, the Company remains subject to a Federal Reserve Board guideline that requires consultation with the Federal Reserve regarding plans for share repurchases. The Company’s repurchases of its common stock may be subject to a prior approval or notice requirement under other regulations, policies or supervisory expectations of the Federal Reserve Board. The Federal Reserve Board has approved share repurchases through the remainder of 2021. See Part II, Item 2 - Unregistered Sales of Equity and Use of Proceeds, in this report for additional information.
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

In addition to the liquidity provided by the sources described above, the Company maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of September 30, 2021, the Company had established federal funds lines of credit with 11 unaffiliated banks totaling $400.0 million with no borrowings against the lines at that time. The Company also participates in an exchange that provides direct overnight borrowings with other financial institutions with a borrowing capacity of $819.0 million with none outstanding as of September 30, 2021. The Company has an unsecured line of credit totaling $100.0 million with an unrelated commercial bank with $15.5 million borrowings against the line as of September 30, 2021. Based on the values of stock, securities, and loans pledged as collateral, as of September 30, 2021, the Company had additional borrowing capacity with the FHLB of $3.9 billion. In addition, the Company maintains a secured line of credit with the Federal Reserve Bank with availability to borrow $796.3 million at September 30, 2021.
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
Commitments to extend credit and outstanding standby letters of credit were $2.7 billion and $31.2 million, respectively, as of September 30, 2021. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements. The Company manages the Company’s liquidity in light of the aggregate amounts of commitments to extend credit and outstanding standby letters of credit in effect from time to time to ensure that the Company will have adequate sources of liquidity to fund such commitments and honor drafts under such letters of credit.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures. The allowance for credit losses on off-balance sheet credit exposures is calculated under the CECL model, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. Off-balance sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed below. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur based on historical utilization rates. At September 30, 2021, the allowance for credit losses on off-balance sheet credit exposures was $6.1 million.
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
Goodwill and Other Intangible Assets. The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. The Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a quantitative impairment test is unnecessary. If the Company concludes otherwise, then it is required to perform an impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. The Company performs its impairment test annually as of December 31. There have been no circumstances since December 31, 2020 that would indicate any impairment has occurred, therefore, management does not believe goodwill is impaired as of September 30, 2021.
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
The Company's interest rate risk model indicated that it was in an asset sensitive position in terms of interest rate sensitivity as of September 30, 2021. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income based on the interest rate risk model as of September 30, 2021:

Hypothetical Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
200	15.46%
100	7.33
(100)	(3.71)
The Company's model indicates that its projected balance sheet at September 30, 2021 is more asset sensitive in comparison to its balance sheet as of December 31, 2020 and prior periods. The shift to a more asset sensitive position was primarily due to an increase in the relative proportion of interest bearing deposits (primarily amounts held in an interest-bearing account at the Federal Reserve). Interest-bearing deposits are more immediately impacted by changes in interest rates in comparison to our other categories of earning assets.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share Repurchase Program. The Company established a share repurchase program which allows the Company to purchase its common stock in the open market or in privately negotiated transactions. In general, the share repurchase program allows the Company to proactively manage its capital position and return excess capital to shareholders. On October 22, 2020, the Company's board of directors authorized a $150.0 million stock repurchase program allowing the Company to purchase shares of its common stock through October 31, 2021. On August 26, 2021, the Company extended the stock repurchase program through December 31, 2021. Under this program, the Company repurchased 109,548 shares at a total cost of $5.7 million through 2020, and 217,772 shares at a total cost of $15.2 million during the nine months ended September 30, 2021.
The following table summarizes the Company's repurchase activity during the three months ended September 30, 2021:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (thousands)
Total first quarter 2021	22,835	$65.17	—	$144,344
Total second quarter 2021	2,376	74.77	—	144,344
July 2021	56,714	70.78	43,785	141,281
August 2021	174,999	69.77	173,987	129,143
September 2021	356	67.80	—	129,143
Total third quarter 2021	232,069	70.02	217,772	129,143
Total 2021 year-to-date	257,280	$69.63	217,772	$129,143
____________
(1) Includes 39,508 shares purchased to settle employee tax withholding related to vesting of restricted stock awards. These transactions are not considered part of the Company's repurchase program.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None

Item 4. MINE SAFETY DISCLOSURES
Not applicable

Item 5. OTHER INFORMATION
None

Item 6. EXHIBITS
The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit 3.1*	Fifth Amended Restated Bylaws of Independent Bank Group, Inc.

Exhibit 10.1*	Employment Agreement by and between Independent Bank Group, Inc. and John G. Turpen dated July 15, 2021

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 101.INS *	XBRL Instance Document-the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH *	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 is formatted as Inline XBRL and contained within Inline XBRL Instance Document in Exhibit 101.

*	Filed herewith.

**	Furnished herewith (such certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Independent Bank Group, Inc.

Date:	October 28, 2021	By: /s/ David R. Brooks

David R. Brooks
Chairman and Chief Executive Officer

Date:	October 28, 2021	By: /s/ Michelle S. Hickox

Michelle S. Hickox
Executive Vice President
Chief Financial Officer