Form 10-K
period 2021-12-31
Independent Bank Group, Inc.
filed 2022-02-25
CIK 1564618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For The Fiscal Year Ended December 31, 2021.

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

The aggregate market value of the shares of common stock held by non-affiliates based on the closing price of the common stock on the Nasdaq Global Select Market on June 30, 2021 was approximately $2,769,949,000.
At February 23, 2022, the Company had 42,730,979 outstanding shares of common stock, par value $.01 per share.

Documents Incorporated By Reference:
Portions of the Company’s Proxy Statement relating to the 2022 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2021, are incorporated by reference into Part III, Items 10 - 14 of this Annual Report on Form 10-K.

INDEPENDENT BANK GROUP, INC. AND SUBSIDIARIES
Annual Report on Form 10-K
December 31, 2021

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
As of December 31, 2021, the Company had consolidated total assets of approximately $18.7 billion, total loans of approximately $12.3 billion, total deposits of approximately $15.6 billion and total stockholders’ equity of approximately $2.6 billion.
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

The Company’s strategy is to maintain a broadly diversified loan portfolio by type and location. The Company’s loan portfolio consists of real estate loans, commercial and industrial loans, residential mortgage loans, residential construction loans, agricultural loans, consumer loans, and energy loans. Real estate secured loans are spread among a variety of types of borrowers, including owner-occupied offices for small businesses, medical practices and offices, retail operations and multi-family properties. The Company’s loans are diversified geographically throughout the Company’s Dallas/North Texas region (approximately 40%), the Company’s Houston region (approximately 23%), the Company’s Austin/Central Texas region (approximately 13%) and the Company's Colorado Front Range region (approximately 24%). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio" for a more detailed description of the Company’s lending operations.
Deposits. Through the Bank, the Company provides a full range of deposit products and services, including a variety of checking and savings accounts, debit cards, online banking, including online account opening, mobile banking, eStatements and bank-by-mail and direct deposit services. Deposits are the Company’s principal source of funds for use in lending and other general banking purposes. The Company also offers business accounts and management services, including analyzed business checking, business savings, and treasury management services. The Company solicits deposits through its relationship-driven team of dedicated and accessible bankers and through community focused marketing. The Company also utilizes an experienced Treasury Management team to solicit and manage large deposit relationships.
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
The Company has also implemented a retail banking strategy designed to enhance the consumer experience with the Company. Through this strategy, the Company utilizes an intentional and focused approach to understand and meet the multifaceted financial needs of each individual customer within the Company’s financial centers.
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
According to S&P Capital IQ, as of June 30, 2021, the Company had the 12th largest deposit market share in Texas and the 11th largest deposit market share in Colorado. We believe that our strong market share is a reflection of the Company’s ability to compete with more prominent banking franchises in our markets.

COVID-19 Impact Update
The Company continues to manage the dynamic challenges presented by the endurance of the COVID-19 pandemic, first declared in March of 2020. With respect to protecting the health and safety of the Company’s employees and customers, throughout 2021 the Company maintained a nimble approach to its COVID-19 protocols. As new variants emerged and more was learned about the virus, the Center for Disease Control (CDC) modified masking and quarantine protocols, which the Company utilized to guide its pandemic response. The Company's response includes masking requirements, maintaining social distance efforts where practicable, creating and implementing a quarantine and contact tracing plan, offering flexible work accommodations, including remote work and 50/50 staff rotation schedules when necessary, routine sanitization practices at all facilities and enhancing programs to promote and encourage employees’ mental and physical wellness. While there have been limited occasions in which the Company has had to temporarily close financial centers or modify operations due to employee absences related to COVID-19, the Company’s operations and delivery of financial services to its customers has not materially suffered as a result of the pandemic.
Human Capital Management
As of December 31, 2021, we employed 1,543 employees. The average tenure of senior executives within the Company is 12.4 years, and the attrition rate for all employees in 2021 was 25.9%. None of the Company’s employees are represented by any collective bargaining unit nor are they parties to any collective bargaining agreement. We believe our employee relations to be good.

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

Diversity and inclusion remains a focus of the Company’s recruitment and retention strategies. To that end, the Company launched its Diversity and Inclusion Program in the fourth quarter of 2020. The program is built upon the three core principles of people, culture and community. The program includes the establishment of the Company’s Diversity Council, comprised of 18 cross-functional leaders diverse in gender, race and ethnicity. The Company’s Board of Directors receives quarterly updates on the progress made by the Diversity and Inclusion Program. Since its inception the program's accomplishments have included:

•Completion of an all-employee survey focused on analyzing employee satisfaction levels and identification of critical areas of need for improvement;
•Evaluation of tools to provide employees with cultural awareness and sensitivity training;
•Identification and participation in various job fairs focused upon providing opportunities to underserved and minority candidates;
•Creation of a calendar to educate employees about various holidays and awareness months; and
•Recruitment of a diverse summer internship class comprised of 43% non-white students and 38% female students.

Further demonstrating the Company’s commitment to employee satisfaction, the Company recently implemented its Hybridworx Program, which sets forth a framework for implementation of remote work options. The program is a direct result of both employee feedback and the dedication demonstrated by the Company’s workforce during the challenges presented by the pandemic.

To attract and retain talent, the Company offers competitive compensation and benefits to our employees, and is heavily invested in the health, safety and welfare of each employee. Aside from the measures taken by the Company to protect our employee’s health and well-being in the midst of the COVID-19 pandemic described above, the Company’s standard benefits package includes an active health and wellness program that engages employees throughout the year with the goal of generating positive health outcomes for our team members. The program includes access to telemedicine, health savings accounts, flexible spending accounts, insurance premium reductions for those who complete certain health and fitness tasks in the year, and an Employee Assistance Program offering confidential emotional support, work-life solutions, and legal and financial planning resources. The Company also empowers employees to plan for their financial futures by matching 100% of the first 6% of contributions made to the Company’s 401-K plan. The Company also offers a competitive staff incentive plan. The Company paid 100% of its 2021 staff incentive plan to its eligible employees, despite the challenges presented by the continuation of the COVID-19 pandemic.
The Company also encourages every employee to effect positive change in the communities we serve throughout Texas and Colorado. Senior management has designed programs that encourage and celebrate community service by providing additional paid time off to employees to accommodate participation in service related activities and by highlighting contributions made by our team throughout the year. In 2021, our employees volunteered over 1,900 hours for a volunteer value of over $76,000.
The Company firmly believes that one of its greatest assets is its employees. We strive year after year to build and enhance our corporate culture so that our workforce continues to feel valued, heard, understood, appreciated, encouraged and empowered to professionally thrive and make a difference within the Company and the communities we serve.
Available Information
The Company files reports, proxy statements and other information with the Securities and Exchange Commission, or SEC, under the Securities Exchange Act of 1934, as amended. You may read and copy this information at the SEC’s Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements and other information about issuers, like the Company, who file electronically with the SEC. The address of that site is www.sec.gov.
Documents filed by the Company with the SEC are available from the Company without charge (except for exhibits to the documents). You may obtain documents filed by the Company with the SEC by requesting them in writing or by telephone from the Company at the following address:
Independent Bank Group, Inc.
7777 Henneman Way
McKinney, Texas 75070-1711
Attention: Paul Langdale
Executive Vice President, Director of Corporate Development & Strategy
Telephone: (972) 562-9004
www.ibtx.com
Documents filed by the Company with the SEC are also available on the Company’s website, www.ibtx.com. Information furnished by the Company and information on, or accessible through, the SEC’s or the Company’s website is not part of this Annual Report on Form 10-K.
Supervision and Regulation
General. The U.S. banking industry is highly regulated under federal and state law. Consequently, the growth and earnings performance of the Company and its subsidiaries will be affected not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. These authorities include the Board of Governors of the Federal Reserve System, or Federal Reserve, the Federal Deposit Insurance Corporation, or the FDIC, the Office of the Comptroller of the Currency, or the OCC, the Texas Department of Banking, or the TDB, the Consumer Financial Protection Bureau, or the CFPB, the SEC, the Internal Revenue Service and state taxing authorities. The effect of these statutes, regulations and policies, and any changes to such statutes, regulations and policies, can be significant and cannot be predicted.

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
Regulatory Restrictions on Dividends; Source of Strength. The Company is regarded as a legal entity separate and distinct from the Bank. The principal source of the Company’s revenues is dividends received from the Bank. As described in more detail below, Texas state law places limitations on the amount that state banks may pay in dividends, which the Bank must adhere to when paying dividends to the Company. The Federal Reserve has issued a policy statement that provides that a bank holding company should not pay dividends unless (a) its net income over the last four quarters (net of dividends paid) has been sufficient to fully fund the dividends, (b) the prospective rate of earnings retention appears to be consistent with the capital needs, asset quality and overall financial condition of the bank holding company and its subsidiaries and (c) the bank holding company will continue to meet minimum required capital adequacy ratios. Accordingly, the Company should not pay cash dividends that exceed its net income in any year or that can only be funded in ways that weaken its ability to serve as a source of financial strength for its banking subsidiaries, including by borrowing money to pay dividends.
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
Scope of Permissible Activities. Under the BHC Act, the Company is prohibited from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company that is not a bank or financial holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to or performing services for its subsidiary banks, except that the Company may engage in, directly or indirectly, and may own shares of companies engaged in, certain activities found by the Federal Reserve to be so closely related to banking or managing and controlling banks as to be proper. These activities include, among others, operating a mortgage, finance, credit card or factoring company; performing certain data processing operations; providing investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, nonoperating basis; and providing certain stock brokerage and investment advisory services. In approving acquisitions or the addition of activities, the Federal Reserve considers, among other things, whether the acquisition or the additional activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

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
Safe and Sound Banking Practices. Bank holding companies are not permitted to engage in unsafe and unsound banking practices and may be required to obtain prior approval and/or provide the Federal Reserve with prior notice of certain transactions. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. In certain circumstances, the Federal Reserve could take the position that paying a dividend would constitute an unsafe or unsound banking practice.
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
Capital Adequacy Requirements. The Federal Reserve utilizes a system based upon risk-based capital guidelines under a two-tier capital framework to evaluate the capital adequacy of bank holding companies. Tier 1 capital generally consists of common stockholders’ equity, retained earnings, a limited amount of qualifying perpetual preferred stock, qualifying trust preferred securities and noncontrolling interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangibles. Tier 2 capital generally consists of certain hybrid capital instruments and perpetual debt, mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock, credit loss allowance, and unrealized holding gains on certain equity securities. The regulatory capital requirements are applicable to the Company because its total consolidated assets equal more than $1 billion. The Bank is subject to the capital requirements of the FDIC.
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

Under the Federal Reserve's and FDIC’s prompt corrective action standards, in order to be considered well-capitalized, the Company and the Bank must have a ratio of CET1 capital to risk-weighted assets of 6.5%, a ratio of Tier 1 capital to risk-weighted assets of 8.0%, a ratio of total capital to risk-weighted assets of 10.0%, and a leverage ratio of 5.0%; and must not be subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. In order to be considered adequately capitalized, an institution must have the minimum capital ratios described above. As of December 31, 2021, the Company and the Bank each were “well-capitalized.” An institution that is not well capitalized is subject to certain restrictions on brokered deposits and interest rates on deposits. See Note 20. Regulatory Matters for more information on regulatory capital requirements.
The Federal Reserve’s capital regulations and Regulation Y generally require a bank holding company to receive the Federal Reserve's prior approval of, and/or provide notice to and consult with the Federal Reserve regarding any redemption or repurchase of its own equity securities.
Interchange Fees. The Durbin Amendment to the Dodd-Frank Act limits the amount of interchange fees that banks with assets of $10 billion or more may charge to process electronic debit transactions. An issuer must begin complying with the Durbin Amendment no later than July 1 of the next calendar year after the issuer crosses the $10 billion threshold. The Company and the Bank became subject to the rule on July 1, 2020. Under the Durbin Amendment and the Federal Reserve’s implementing regulations, bank issuers who are not exempt may only receive an interchange fee from merchants that is reasonable and proportional to the cost of clearing the transaction. The maximum permissible interchange fee is equal to no more than $0.21 plus 5 basis points of the transaction value for many types of debit interchange transactions. A debit card issuer may also recover $0.01 per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the Federal Reserve. In addition, the Federal Reserve has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.
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
Volcker Rule. Section 619 of the Dodd-Frank Act, known as the Volcker Rule, prohibits any bank, bank holding company, or affiliate (referred to collectively as “banking entities”) from engaging in two types of activities: “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds.” Proprietary trading is, in general, trading in securities on a short-term basis for a banking entity's own account. In December 2013, the federal banking agencies, the SEC and the Commodity Futures Trading Commission, finalized a regulation to implement the Volcker Rule. After the enactment of the Economic Growth, Regulatory Relief, and Consumer Protection Act in May 2018, Volcker Rule limitations apply to banking entities with $10 billion or more in total consolidated assets. The Company became subject to the Volcker Rule on January 1, 2021 and has confirmed that its investment practices conform to the Volcker Rule.
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
Regulation of the Bank
The Bank is a Texas-chartered banking association, the deposits of which are insured by the deposit insurance fund of the FDIC. The Bank is not a member of the Federal Reserve System; therefore, the Bank is subject to supervision and regulation by the FDIC, the TDB and the CFPB. Such supervision and regulation subject the Bank to special restrictions, requirements, potential enforcement actions and periodic examination by the FDIC, the TDB and the CFPB. Because the Federal Reserve regulates the Company, the Federal Reserve also has supervisory authority that directly affects the Bank.
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
Examinations by the FDIC & the TDB. The Company is subject to continuous regulation, supervision and examination by the FDIC and the TDB concerning all areas of operation of the Company. Areas monitored by the FDIC and the TDB, include, but are not limited to, lending practices, corporate governance, investments, borrowings, payment of dividends, training of employees, reserve methodology, BSA/AML compliance, management of risk related to interest rate, liquidity, capital and operations, overall enterprise risk management, internal audit program, financial accounting practices, security procedures, information technology and other related matters. The Company devotes a significant amount of time and resources to align the Company's practices and procedures with examiners' expectations and federal and state regulation.
Examinations by the CFPB. The Bank is subject to supervision and examination by the CFPB. The CFPB maintains authority over the Bank with respect to substantially all federal statutes and regulations protecting the interests of consumers of financial services, including but not limited to the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Truth in Savings Act, the Right to Financial Privacy Act and the Electronic Funds Transfer Act and their respective related regulations. Violation of these laws and regulations could subject the Bank to lawsuits and administrative penalties, including civil monetary penalties, payments to affected consumers, and orders to halt or materially change our consumer banking activities. The CFPB has broad authority to pursue enforcement actions, including investigations, civil actions and cease and desist proceedings and can refer civil and criminal findings to the Department of Justice for prosecution. The Bank is also subject to other federal and state consumer protection laws that, among other things, prohibit unfair, deceptive and abusive, corrupt or fraudulent business practices, untrue or misleading advertising and unfair competition.
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
Capital Adequacy Requirements. The FDIC has adopted regulations establishing minimum requirements for the capital adequacy of insured institutions and may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk. The FDIC’s risk-based capital guidelines, under the fully phased-in Basel III Capital Rules, generally require state banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 8.5% and a ratio of total capital to total risk-weighted assets of 10.5%. The capital categories have the same definitions for the Bank as for the Company. The FDIC’s leverage guidelines require state banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. The TDB has issued a policy which generally requires state chartered banks to maintain a leverage ratio (defined in accordance with federal capital guidelines) of 5.0%. See Note 20. Regulatory Matters for more information on regulatory capital requirements.

Measurement for Loan Allowances and Provision. The Bank is subject to accounting standards updates (ASU) set forth by the Financial Accounting Standards Board (FASB). In June 2016, FASB issued ASU No. 2016‑13, “Financial Instruments - Credit Losses (Topic 326) (ASC 326), Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 along with several other subsequent codification updates related to accounting for credit losses, required the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and required enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amended the credit loss measurement guidance for available for sale debt securities and purchased financial assets with credit deterioration. Under prior US GAAP, companies generally recognized credit losses when it was probable that the loss has been incurred (Incurred Loss Model). ASU 2016-13 requires a new credit loss methodology, the current expected credit loss model (CECL), which requires the recognition of an allowance for lifetime expected credit losses on loans, held to maturity debt securities and other receivables measured at amortized cost at the time the financial asset is originated or acquired. Under CECL, credit losses are immediately recognized through net income; the amount recognized is based on the current estimate of contractual cash flows not expected to be collected over the financial asset’s contractual term. ASC 326 became effective for the Bank and Company on January 1, 2020, however management delayed adoption under the March 27, 2020 CARES Act, in response to the COVID-19 pandemic. Under the Consolidated Appropriations Act signed into law on December 27, 2020, companies are required to adopt and implement the new CECL model by no later than January 1, 2022. The Bank and Company elected to adopt and implement CECL January 1, 2021. Additional discussion of the impact of this decision is provided below under Item 1A. Risk Factors and Item 7. Management Discussion and Analysis, Overview.

Corrective Measures for Capital Deficiencies. The federal banking regulators are required by the FDI Act to take “prompt corrective action” with respect to capital-deficient institutions that are FDIC-insured. The five capital categories for insured depository institutions under the prompt corrective action regulations consist of:

• Well capitalized - equals or exceeds a 10% total risk-based capital ratio, 8% Tier 1 risk-based capital ratio, 6.5% CET1 capital ratio and 5% leverage ratio and is not subject to any written agreement, order or directive requiring it to maintain a specific level for any capital measure;

•Adequately capitalized - equals or exceeds an 8% total risk-based capital ratio, 6% Tier 1 risk-based capital ratio, 4.5% CET1 capital ratio and 4% leverage ratio;

• Undercapitalized - total risk-based capital ratio of less than 8%, or a Tier 1 risk-based ratio of less than 6%, a CET1 capital ratio of less than 4.5% or a leverage ratio of less than 4%;

• Significantly undercapitalized - total risk-based capital ratio of less than 6%, or a Tier 1 risk-based capital ratio of less than 4%, a CET1 capital ratio of less than 3% or a leverage ratio of less than 3%; and

• Critically undercapitalized - a ratio of tangible equity to total assets equal to or less than 2%.
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
Brokered Deposit Restrictions. Adequately capitalized institutions cannot accept, renew or roll over brokered deposits, without receiving a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on any deposits. Undercapitalized institutions may not accept, renew or roll over brokered deposits. In December 2020, the FDIC finalized a rule that intended to bring the brokered deposit regulations in line with modern deposit taking methods. The final rule became effective on April 1, 2021, with an extended compliance date of January 1, 2022. Compliance with the final rule did not impact the Bank's classification of brokered deposits.
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

Community Reinvestment Act. The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their entire service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of such banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. The Financial Institutions Reform, Recovery and Enforcement Act ( FIRREA) requires federal banking agencies to make public a rating of a bank’s performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory CRA record could substantially delay approval or result in denial of an application. In December 2019, the FDIC and the OCC jointly proposed rules that changed the existing regulations in four key ways: (i) clarifying what activities will qualify for CRA credit; (ii) updating where activities count for CRA credit; (iii) providing a more transparent and objective method for measuring CRA performance; and (iv) revising CRA-related data collection, record keeping, and reporting. In May 2020, the OCC issued its final CRA rule, effective October 1, 2020, but, effective January 1, 2022, rescinded it and replaced it with the OCC’s prior CRA rule. The FDIC has not finalized the revisions to its CRA rule. The Federal Reserve has so far only issued an Advance Notice of Proposed Rulemaking on its CRA rules.
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
Federal regulators have issued advisory statements regarding cybersecurity. Generally, federal regulators expect that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. In addition, a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If the Company fails to observe the regulatory guidance, the Company could be subject to various regulatory sanctions, including financial penalties. Recently, in November 2021, the federal banking agencies adopted a Final Rule, with compliance required by May 1, 2022, that requires banking organizations to notify their primary banking regulator within 36 hours of determining that a “computer-security incident” has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to carry out banking operations or deliver banking products and services to a material portion of its customer base, its businesses and operations that would result in material loss, or its operations that would impact the stability of the United States.
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
Limits on Compensation. The Federal Reserve, OCC and FDIC in 2010 issued comprehensive final guidance on incentive compensation policies for executive management of banks and bank holding companies. This guidance was intended to ensure that the incentive compensation policies of banking organizations do not undermine their safety and soundness by encouraging excessive risk-taking. The objective of the guidance is to assure that incentive compensation arrangements (i) provide incentives that do not encourage excessive risk-taking, (ii) are compatible with effective internal controls and risk management and (iii) are supported by strong corporate governance, including oversight by the board of directors. In 2016, the Federal Reserve and the FDIC proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2021, these rules have not been implemented.

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

The Anti-Money Laundering Act of 2020 (“AMLA”), which amends the Bank Secrecy Act of 1970 (“BSA”), was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the U.S. Department of the Treasury to promulgate priorities for anti-money laundering and countering the financing of terrorism policy; requires the development of standards for testing technology and internal processes for BSA compliance; expands enforcement- and investigation-related authority, including increasing available sanctions for certain BSA violations; and expands BSA whistleblower incentives and protections. Many of the statutory provisions in the AMLA will require additional rulemakings, reports and other measures, and the impact of the AMLA will depend on, among other things, rulemaking and implementation guidance. In June 2021, the Financial Crimes Enforcement Network, a bureau of the U.S. Department of the Treasury, issued the priorities for anti-money laundering and countering the financing of terrorism policy required under the AMLA. The priorities include: corruption, cybercrime, terrorist financing, fraud, transnational crime, drug trafficking, human trafficking and proliferation financing.
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
Summarized below are the most significant risks and uncertainties that we believe could adversely affect our business, financial condition or results of operations. Following this summary, we discuss each risk in greater detail under each risk’s respective headings, organized by Risks Related to the Company’s Business and Risks Related to an Investment in the Company’s Common Stock. We also separately discuss how COVID-19 continues to heighten certain of these risks and any new risks directly resulting from the pandemic. You should read both the summary and the detailed descriptions of each risk before investing in the Company’s securities.
RISKS RELATED TO THE COMPANY’S BUSINESS
Strategic Risk
•The Company may not be able to continue to grow.
•The Company may not be able to continue its acquisition strategy.
•The Company must effectively manage risk associated with its acquisition strategy.
•The Company has a geographic concentration in Texas and Colorado.
Operational Risk
•Workforce disruption may inhibit the Company's ability to attract and retain talent.
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
•The Company’s Allowance for Credit Losses may be insufficient.
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
•The Company is subject to growing risk from changing environmental conditions.
•Reputational risk is heightened by emerging environmental, social and governance concerns.
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
RISKS RELATED TO THE COVID-19 PANDEMIC
•The Covid-19 pandemic continues to subject the Company to operational and financial risk.
RISKS RELATED TO THE COMPANY’S BUSINESS
Strategic Risk
The Company may not be able to continue to grow.
To achieve its past levels of growth, the Company has focused on both internal growth and acquisitions. The Company may not be able to sustain its historical rate of growth or may not be able to grow at all. More specifically, the Company may not be able to grow earning assets, specifically loans, and the Company may not be able to find suitable acquisition candidates. Various factors, such as economic conditions and competition, may impede or prohibit loan growth and the completion of acquisitions. Further, as discussed above, the Company may be unable to attract and retain new talent, which could adversely affect its internal growth. If the Company is not able to continue its historical levels of growth, it may not be able to maintain its historical earnings trends. If the Company does not manage the Company’s growth effectively, the Company’s business, financial condition, results of operations and future prospects could be negatively affected, and the Company may not be able to continue to implement the Company’s business strategy and successfully conduct the Company’s operations.
The Company may not be able to continue its acquisition strategy.
The Company has been pursuing a growth strategy that includes the acquisition of other financial institutions in target markets. The Company has completed several acquisitions since 2010, with its last acquisition completed on January 1, 2019 of Guaranty Bancorp. The Company intends to continue its acquisition strategy. Such an acquisition strategy, involves significant risks, including the following:
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
Operational Risk
Workforce disruption may inhibit the Company's ability to attract and retain talent.
The Company’s business and growth strategies depend significantly on the Company’s ability to recruit and retain management and employees with expertise, experience and business relationships within the Company's market areas. The Company’s ability to attract and retain key management and employees is dependent upon its compensation, incentive and benefits programs, its response to emerging workplace trends and practices, such as the current demand for flexible work schedules and remote work options that have arisen from the pandemic, its reputation for rewarding and promoting qualified employees, and its implementation of diversity and inclusion initiatives. The hyper competitive nature of the current labor market could increase the Company's noninterest expense, as well as cause significant difficulty and delay in replacing departed management and employees with qualified candidates, who are experienced in the specialized aspects of the Company’s business or who have ties to the communities within the Company’s market areas. The unexpected loss of any of the Company’s key personnel could, therefore, have an adverse impact on the Company’s productivity and growth. This in turn makes the Company's success dependent upon the strength of its recruitment efforts, as well as its succession plans and procedures.
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
The Company is highly dependent on its computer systems and network infrastructure to conduct its operations, including the secure processing, storage and transmission of vital and sensitive data, exposing the Company to potential cyber incidents resulting from deliberate attacks or unintentional events. As a financial institution, the Company processes, stores and transmits a significant amount of personal customer information. The Company also maintains important internal data such as personally identifiable information about employees and information relating to the Company’s operations. The Company relies on third-party service providers for significant portions of its computer systems, network infrastructure and information security, and failure or misconduct by any of those third parties or their systems could have a material adverse effect on the Company. The secure maintenance and transmission of confidential information, as well as execution of transactions over the Company’s computer systems, are essential to protect the Company and its customers against fraud and cybersecurity breaches and for the Company to maintain customer confidence. The computer systems and network infrastructure the Company uses could fail or be subject to unforeseen problems. The Company’s operations are dependent upon its ability to protect its computer systems and network against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from cybersecurity breaches, cyberattacks, ransomware attacks, viruses, worms, and other unauthorized or hostile acts which are becoming increasingly diverse and sophisticated. Any action, damage or failure that causes or results in breakdowns, disruptions, or unauthorized activities in the Company’s computer systems or network infrastructure, including customer relationship management, general ledger, deposit, loan or other systems, could disrupt the Company’s ability to properly operate its business, damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, investigations or fines, violate privacy or other applicable laws or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company. External or internal actors could obtain unauthorized access to the Company’s computer systems or network infrastructure or information stored in and transmitted through the Company’s computer systems and network infrastructure, which may result in the theft or unauthorized use of personal information, which could cause significant liability to the Company and may cause existing and potential customers to refrain from doing business with the Company. The pervasiveness of cybersecurity incidents in general and the risks of cybersecurity breaches are complex and continue to evolve as technology and reliance on these systems continue to evolve. Cybersecurity concerns are also further heightened by Russia's recent invasion of the Ukraine. In addition, advances in computer capabilities and the increased sophistication of fraudsters and hackers could result in a compromise or breach of the systems the Company and the Company’s third-party service providers use to encrypt and protect customer data and transactions. A failure or compromise of such security measures could have a material adverse effect on the Company’s financial condition and results of operations.
As of February 25, 2022, the Company has not discovered any material cybersecurity incidents.
The Company is reliant on third party service providers.
The Company depends on a number of relationships with third-party service providers. Specifically, the Company receives core systems processing, essential web hosting and other Internet systems, cloud technologies, deposit processing, mobile banking and other processing services from third-party service providers. If these third-party service providers experience difficulties, or terminate their services, and the Company is unable to replace them with other service providers, particularly on a timely basis, the Company’s operations could be interrupted. If an interruption were to continue for a significant period of time, the Company’s business, financial condition and results of operations could be adversely affected, perhaps materially. Even if the Company is able to replace third party service providers, it may be at a higher cost to the Company, which could adversely affect the Company’s business, financial condition and results of operations.
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
The Company utilizes analytical and forecasting models across various areas of the Company's operations to manage risk. Many of these models rely upon certain assumptions, which, if inaccurate or inadequate, could impact the Company in materials ways. In addition, the models themselves may prove to be inadequate or inaccurate because of other flaws in their design or their implementation.
By way of example, the Company uses forecasting and analytical models to estimate its expected credit losses and to measure the fair value of financial instruments. It also uses models to estimate the effects of changing interest rates and other market measures on the Company’s financial condition and results of operations. If the models the Company uses for interest rate risk and asset-liability management are inadequate, the Company may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models the Company uses for determining its expected credit losses are inadequate, the allowance for credit losses may not be sufficient to support future charge-offs. If the models the Company uses to measure the fair value of financial instruments is inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what the Company could realize upon sale or settlement of such financial instruments. Any such failure in the Company’s analytical or forecasting models could have a material adverse effect on the Company’s business, financial condition and results of operations.

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
The Company determines impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in the Company’s results of operations in the periods in which they become known. As of December 31, 2021, the Company had $1.1 billion of goodwill and other intangible assets. While the Company has not recorded any such impairment charges since the Company initially recorded the goodwill, there can be no assurance that the Company’s future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on the Company’s financial condition and results of operations.
Credit Risk
The Company must manage credit risk.
Making any loan involves risk, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt, and risks resulting from changes in economic and market conditions. The Company’s credit risk approval and monitoring procedures may fail to identify or reduce these credit risks, and they cannot completely eliminate all credit risks related to the Company’s loan portfolio. The Company faces a variety of risk related to its types of loans. Adverse developments affecting commercial real estate values in the Company’s market areas could increase the credit risk associated with commercial real estate loans, impair the value of the property pledged as collateral for these loans, and affect the Company’s ability to sell the collateral upon foreclosure without a loss. Further, due to the larger average size of commercial real estate loans, the Company faces risk that losses incurred on a small number of commercial real estate loans could have a material adverse effect on the Company’s financial condition and results of operations. The Company’s commercial real estate and commercial loans also have the risk that repayment is subject to the ongoing business operations of the borrower. Commercial loans are often secured by personal property, such as inventory, and intangible property, such as accounts receivable, which if the business is unsuccessful, typically have values insufficient to satisfy the loan without a loss. If the overall economic climate in the United States, generally, or the Company’s market areas in Texas and Colorado, specifically, experience material disruption, the Company’s borrowers may experience difficulties in repaying their loans, the collateral the Company holds may decrease in value or become illiquid, and the level of nonperforming loans, charge-offs and delinquencies could rise and require additional provisions for credit losses, which would cause the Company’s net income and return on equity to decrease.

The Company has a significant concentration in commercial real estate loans.
As of December 31, 2021, approximately 76.3% of the Company’s loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral, excluding agricultural loans secured by real estate. As a result, adverse developments affecting real estate values in the Company’s market areas could increase the credit risk associated with the Company’s real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of the Company’s markets could increase the credit risk associated with the Company’s loan portfolio, and could result in losses that would adversely affect credit quality, financial condition, and results of operation. Negative changes in the economy affecting real estate values and liquidity in the Company’s market areas could significantly impair the value of property pledged as collateral on loans and affect the Company’s ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses would have a material adverse impact on the Company’s business, results of operations and growth prospects. If real estate values decline, it is also more likely that the Company would be required to increase the Company’s allowance for credit losses, which could adversely affect the Company’s financial condition, results of operations and cash flows.
In addition, the COVID-19 pandemic has increased demand for remote work opportunities and continues to cause supply chain disruption, which could have a particularly adverse impact on the Company's office and retail portfolios. As of December 31, 2021, office and retail loans collectively accounted for 51.3% of the Company's commercial real estate portfolio. The Company's retail portfolio, which alone accounted for 29.0% of the Company's commercial real estate portfolio may also decline in credit quality in the event that the COVID-19 pandemic worsens such that mandatory shelter-in-place orders and restrictions on business capacity are re-instated, along with reductions in consumer disposable income from workforce reductions.
The Company has exposure to credit risk related to the energy industry.
As of December 31, 2021, approximately 2.9% of the Company’s loans held for investment portfolio was composed of loans made to companies engaged in oil production and oilfield services. The significant decline in oil prices during 2020 adversely effected some of these borrowers’ ability to repay these loans and impaired the value of collateral securing some of these loans. While oil prices have since recovered and the Company's energy portfolio remains well managed, the decline and volatility in oil prices could have an impact on other segments of the economy generally, including real estate, and particularly for the Texas economy. The Houston market economy specifically could be adversely affected given its high concentration of energy related businesses. The Company’s asset quality and results of operations could be adversely impacted by the direct and indirect effects of current and future conditions in the energy industry. The Company's energy portfolio is also more susceptible to operational and environmental related disruption, such as on the job injuries, oil spills, explosions, severe weather, and heightened pressure to implement environmental, social and governance driven initiatives, and particularly initiatives that align with the Biden Administration's goals to reduce greenhouse gas emissions.

The Company’s Allowance for Credit Losses may be insufficient.
As discussed under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Provision for Credit Losses, the Bank adopted the CECL accounting standard for calculating allowances for credit losses on financial assets carried at amortized cost, including loans, securities and off-balance sheet credit exposures, on January 1, 2021. CECL requires the application of greater management judgment that is supported by new models and more data elements than the previous allowance methodology. The Company has implemented controls and procedures to measure and estimate the lifetime expected credit loss at the time a financial asset is initially added to the balance sheet and periodically thereafter. The Company's amount of each allowance account represents management's best estimate of current expected credit losses on such financial instruments at each balance sheet date using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. The allowance for credit losses on loans is measured on a collective basis for portfolios of loans when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. The actual amount of credit losses is affected by changes in economic, operating and other conditions within the Company’s markets, as well as changes in the financial condition, cash flows, and operations of the Company’s borrowers, all of which are beyond the Company’s control, and such losses may exceed current estimates. As a result, the determination of the appropriate level of allowance for credit losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates related to current and expected future credit risks and trends, all of which may undergo material changes. The Company’s adoption of the CECL model has increased the complexity, and associated risk, of the analysis and processes relying on management judgment, which could negatively impact the Company’s financial condition and results of operations.
As of December 31, 2021, the Company’s allowance for credit losses on loans as a percentage of total loans held for investment was 1.28% and as a percentage of total nonperforming loans was 259.35%. Additional credit losses will likely occur in the future and may occur at a rate greater than the Company has previously experienced. The Company may be required to take additional provisions for credit losses in the future to further supplement the allowance for credit losses, either due to management’s decision to do so or requirements by the Company’s banking regulators. In addition, bank regulatory agencies will periodically review the Company’s allowance for credit losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure. Such regulatory agencies may require the Company to recognize future charge-offs. If the assessment of credit losses is inaccurate, or if economic and market conditions materially deteriorate as a result of occurrences like the continuation of the COVID-19 pandemic, other global pandemics, natural disasters, or if anticipated climate change regulations impact the Company's CECL model, then the Company may need to increase or decrease its allowance for credits losses, which, in turn, will increase or decrease the Company’s reported income, and introduce additional volatility into its reported earnings. See also Item 7. Management’s Discussion and Analysis of Financial Condition - Allowance for Credit Losses for additional discussion of financial impact of the allowance for credit losses.
The Company’s mortgage business subjects the Company to additional risk.
The Company originates and sells residential mortgage loans through the Bank’s mortgage division and purchases and sells residential mortgages through its mortgage warehouse business. As of December 31, 2021, mortgage warehouse purchase loans totaled $788.8 million, or 6.3% of total loans held for investment. Mortgage lending and mortgage warehouse purchase lending include credit risk associated with commercial bank lending. This line of business is also subject to market volatility, changes in interest rates, volume volatility and changing appetite of investors for certain mortgage products.
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
Periods of unusually low or volatile interest rates have a material effect on the Company's earnings. During the first quarter of 2020, in response to the COVID-19 pandemic, the Federal Reserve reduced the target Federal Funds rate to between zero and 0.25%. At the most recent meeting, the Federal Reserve voted to maintain this target range, but indicated that the economic recovery pace was such that a progression of rate increases are likely to begin in early 2022.
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
Rising interest rates in prior periods have increased interest expense, which in turn has adversely affected net interest income, and may do so in the future if the Federal Reserve raises rates as anticipated. In a rising interest rate environment, competition for cost-effective deposits increases, making it more costly to fund loan growth. In addition, a rising rate environment could cause mortgage and mortgage warehouse lending volumes to substantially decline. Any rapid and unexpected volatility in interest rates creates uncertainty and potential for unexpected material adverse effects. The Company actively monitors and manages the balances of maturing and repricing assets and liabilities to reduce the adverse impact of changes in interest rates, but there can be no assurances that the Company can avoid all material adverse effects that such interest rate changes may have on the Company's net interest margin and overall financial condition.

The replacement of LIBOR may subject the Company to additional risk.
Because the United Kingdom's Financial Conduct Authority and the administrator of LIBOR announced that it will cease publication of U.S. dollar London Interbank Offered Rate ("LIBOR") settings by June 30, 2023, and because U.S. regulator guidance strongly encouraged banking organizations to cease using U.S. dollar LIBOR as a reference rate in new contracts by no later than December 31, 2021, the Company discontinued offering LIBOR-based products on October 31, 2021. The Company also required all LIBOR-based loans and renewals entered into on or prior to October 31, 2021 to close and fund by no later than December 31, 2021. Beginning November 1, 2021, the Company now negotiates loans and loan renewals that would have been tied to LIBOR using the Wall Street Journal's U.S. Prime Rate ("WSJ Prime"), which is the base rate on corporate loans posted by at least 70% of the 10 largest U.S. banks, or CME Term Secured Overnight Financing Rates ("SOFR"), which are administered by CME Group Benchmark Administration Limited and provide an indication of the forward-looking measurement of overnight SOFR, based on market expectations implied from derivatives markets. For swap transactions, the Company follows ISDA 2020 LIBOR Fallback Protocol published on October 23, 2020 and uses Fallback Rate (SOFR).
As of December 31, 2021, approximately $969 million of the Company's outstanding loans, and, in addition, certain derivative contracts, borrowings and other financial instruments have attributes associated with the LIBOR transition. The transition to LIBOR has resulted in and could continue to result in added costs and employee efforts and could present additional risk, including, but not limited to, litigation and reputational risks if the Company is unable to successfully renegotiate rates or if challenges are made to LIBOR fallback language within existing contracts. In addition, there continues to be uncertainty as to the ultimate effects of the LIBOR transition, including variations in the replacement benchmark rate designated and accepted by financial institutions. These variations also inject potential for greater competition with financial institutions whose LIBOR replacement rates and procedures may be more favorable or flexible than those adopted by the Company. Further, since CME Term SOFR and WSJ Prime are calculated differently, payments under contracts referencing the new rates will differ from those referencing LIBOR, which may lead to increased volatility as compared to LIBOR. The transition has also required changes to the Company's risk and pricing models, valuation tools, product design and hedging strategies. Failures to adequately manage the transition process also poses greater operational and reputational risks that could create material adverse effects on the Company's business, financial condition and results of operations.
The Company could experience losses on its investment securities in volatile rate environments.
While the Company attempts to invest a significant percentage of its assets in loans (the Company’s loan to deposit ratio was 80.0% as of December 31, 2021), the Company invests a percentage of its total assets (approximately 10.7% as of December 31, 2021) in investment securities as part of its overall liquidity strategy. As of December 31, 2021, the fair value of the Company’s securities portfolio was approximately $2.0 billion.
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
The Company, like all financial institutions, has been and may in the future become involved in legal and regulatory proceedings. Litigation arises in a variety of contexts, including lending and deposit operations, intellectual property claims related to the technology used in business operations, employment practices, operating activities, fiduciary responsibilities, and other general business matters. The Company considers most of these proceedings to be in the normal course of business or typical for the industry. However, it is inherently difficult to assess the outcome of these matters. Any material legal or regulatory proceeding could impose substantial cost and cause management to divert its attention from the Company’s business and operations. Any adverse determination in a legal or regulatory proceeding could have a material adverse effect on the Company’s business, financial condition and results of operations. See Item 3. Legal Proceedings for a description of a legal proceeding which could have a material adverse effect on the Company’s financial condition.
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
Regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of this regulatory discretion and power could have a negative impact on the Company. Failure to comply with laws, regulations or policies could also result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations.
One of the Bank's primary, regulators, the FDIC, announced its priorities for 2022, which includes two areas that could materially impact the Company: 1) addressing financial risks posed by climate change; and 2) review of the bank merger process. Policies and regulations that may flow from the FDIC's focus on these areas could materially impact the Company's business, credit assessments, financial condition and operations.
The Company must devote significant resources to compliance.
Various federal banking laws and regulations, including rules adopted by the Federal Reserve Board pursuant to the requirements of the Dodd-Frank Act, impose certain heightened requirements on and greater supervision of banks and bank holding companies that maintain total consolidated assets of at least $10 billion, like the Company. The imposition of these regulatory requirements and increased supervision has and will continue to require commitment of additional financial resources to maintain regulatory compliance, which has increased the Company’s non-interest expense, and has and will continue to otherwise have an impact on the Company’s financial condition and results of operations.

For example, the Company and the Bank are subject to the Durbin Amendment to the Dodd-Frank Act regarding limits on debit card interchange fees. The Durbin Amendment gives the Federal Reserve Board the authority to establish rules regarding interchange fees charged for electronic debit transactions by a payment card issuer that, together with its affiliates, has assets of $10 billion or more and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. The Federal Reserve Board has adopted rules under this provision that limit the swipe fees that a debit card issuer can charge a merchant for a transaction to the sum of $0.21 and five basis points times the value of the transaction, plus up to one cent for fraud prevention costs. Accordingly, deposit insurance assessments and expenses related to regulatory compliance may increase, while any decrease in the amount of interchange fees that the Company receives would reduce the Company’s revenue.
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
Furthermore, as more fully discussed above under Item 1. Business - COVID Impact Update and below under Risks Related to the COVID-19 Pandemic, the pandemic has created increased market volatility and impacted the Company’s business, financial condition and operations in a number of ways. If the COVID-19 pandemic continues to impact national, state, and local economies, the Company could experience credit and operating losses.
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

Also, the rise of “FinTech" and popular derivations arising from the "FinTech" boom, such as cryptocurrency, have created both competitive and operational challenges. The Company’s ability to successfully compete will depend on a number of factors, including its ability to maintain long-term customer relationships and customer satisfaction with the Company’s products and services, the scope, relevance and pricing of the products and services the Company offers, industry and general economic trends, and the Company’s ability to invest in and effectively implement new technology, procedures and methodology that promote the security of financial transactions in a digital world. If the Company's operations are unable to keep pace with customers' evolving financial needs and demands, then the Company may be unable to continue to grow its loan and deposit portfolios, or may be required to increase the rates the Company pays on deposits or lower the rates it offers on loans, which could reduce the Company’s profitability.
The Company is reliant on deposits as a significant source of funding.
The Company relies on customer deposits as a significant source of funding. Competition among U.S. banks for customer deposits is intense, and may increase the cost of deposits or prevent new deposits, and may otherwise negatively affect the Company’s ability to grow its deposit base. The Company’s deposit accounts may decrease in the future, and any such decrease could have an adverse impact on the Company’s sources of funding, which impact could be material. Any changes the Company makes to the rates offered on its deposit products to remain competitive with other financial institutions may adversely affect the Company’s profitability and liquidity. The demand for the deposit products the Company offers may also be reduced due to a variety of factors, such as digital banking technology, demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, regulatory actions that decrease customer access to particular products or the availability of competing products. In addition, a portion of the Company’s deposits are brokered deposits and FDIC uninsured deposits. The levels of these types of deposits that the Company holds may be more volatile during changing economic conditions. As of December 31, 2021, approximately $909.7 million, or 5.8%, of the Company’s deposits consisted of brokered deposits.
The Company may be adversely impacted by natural disasters, health pandemics, and other local and worldwide events beyond the Company’s control.
Natural disasters, health pandemics, severe weather events, including those prominent in Texas and Colorado and those prominent in the geographic areas of vendors and business partners, together with worldwide hostilities, like Russia's recent invasion of the Ukraine, terrorist attacks, and other external events could have a significant impact on the Company’s ability to conduct business. These events could also affect the stability of the Company’s deposit base, borrowers’ ability to repay loans, impair collateral, result in a loss of revenue or an increase in expenses. Although the Company has established disaster recovery and business continuity procedures and plans, the occurrence of any such event may adversely affect the Company’s business, which in turn could have a material adverse effect on the Company’s financial condition and results of operations.
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
The Company is subject to growing risk from changing environmental conditions.
The Company is subject to growing risk from changing environmental conditions. Among the risks associated with “climate change” are more frequent severe weather events. As discussed in the previous factors, severe weather events subject the Company to significant risks and more frequent severe weather events magnify those risks. Governmental policy actions to address climate change, such as efforts to reduce reliance on fossil fuels and green energy initiatives, could have a significant impact on the Texas economy, in particular. While the Texas economy is more diversified than in the past and energy companies are working to adapt to climate change initiatives, the oil and gas industry has had, and continues to have, a significant impact on the overall Texas economy. Further, banking regulators are beginning to consider the risk presented by climate change on the financial system and may pass new regulations, such as climate related stress testing, to address this risk. The potential losses and costs associated with climate change related risks could have a material adverse effect upon the Company’s business, financial condition and results of operation.

In addition, given that a significant portion of the Company’s loan portfolio is secured by real property, the Company has sensitivity to other environmental risks. During the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Company to incur substantial expenses and may materially reduce the affected property’s value or limit the Company’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Company’s exposure to environmental liability. Although the Company has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company’s financial condition and results of operations.
Reputational risk is heightened by emerging environmental, social and governance concerns.
While reputational risk has always been inherent in the financial services sector, the emergence of the concept of environmental, social and governance (ESG) initiatives has heightened reputational risk for many industries, and particularly for publicly traded entities, like the Company. Pressure to conform operations and practices around ESG factors could have pervasive impact on the Company's lending practices, branching strategy, product and service offerings, corporate governance, mergers and acquisition strategy, and disclosures. The lack of formalized requirements framing how entities should implement ESG and to what degree creates uncertainty that could have materially adverse effects on the Company's business, financial condition and operations.
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
Collectively, as of February 23, 2022, Messrs. Vincent Viola and David Brooks owned 11.9% of the Company’s outstanding common stock on a fully diluted basis. Vincent Viola, the largest shareholder of the Company, currently owns 10.4% of the Company’s outstanding common stock, and David Brooks, the Company’s Chairman of the Board and Chief Executive Officer, currently owns 1.5% of the Company’s common stock, each calculated on a fully diluted basis. Further, as of the date hereof, the Company’s other directors and executive officers currently own collectively approximately 1.8% of the Company’s outstanding common stock. These individuals have historically, and currently, exert controlling influence in the Company’s management and policies.
In addition, Michael Viola, a director of the Company, is the son of Vincent Viola. Further, David Brooks, the Company’s Chairman and Chief Executive Officer, has a 35 year history of ownership and operation of the Bank with Vincent Viola; and he has a joint investment with Mr. Viola outside of the Company. Given these close relationships, even though he does not serve on the Company’s board, Mr. Viola has and will continue to have an influence over the direction and operation of the Company.

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
In the event of any winding up and termination of the Company, the Company common stock would rank below all claims of the holders of the Company’s debt and any preferred stock then outstanding. The Company has a senior, revolving credit facility under which the Company may borrow up to $100 million. As of December 31, 2021, the Company had $17 million drawn upon this credit facility, which was subsequently paid down and has no borrowings as of February 25, 2022. Further, as of December 31, 2021, the Company had outstanding
•$270 million of aggregate principal amount of subordinated indebtedness; and
•$57.3 million of subordinated debentures issued in connection with trust preferred securities
Upon the winding up and termination of the Company, holders of the Company’s common stock will not be entitled to receive any payment or other distribution of assets until after all of the Company’s obligations to the Company’s debt holders have been satisfied and holders of the Company’s senior debt, subordinated debt, and junior subordinated debentures issued in connection with trust preferred securities have received any payments and other distributions due to them. In addition, the Company is required to pay interest on the Company’s senior debt, subordinated debt and subordinated debentures and junior subordinated debentures issued in connection with the Company’s trust preferred securities before the Company pays any dividends on the Company’s common stock. Furthermore, the Company’s board of directors may also, in its sole discretion, designate and issue one or more series of preferred stock from the Company’s authorized and unissued preferred stock, which may have preferences with respect to common stock in dissolution, dividends, liquidation or otherwise.
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

RISKS RELATED TO THE COVID-19 PANDEMIC
The Covid-19 pandemic continues to subject the Company to operational and financial risk.
The presence and unpredictable future of the COVID-19 pandemic continues to pose potential operational and financial risks. The Company's operational risks may increase, particularly in the way of increased employee absences, increased costs to implement COVID-19 protocols to address ever-changing COVID-19 federal and state mandates and requirements, and retention and recruitment challenges. The Company's vendors and business partners may not be able to deliver products and services to the Company as a result of similar operational challenges and continued supply chain disruptions resulting from COVID-19. The Company may be required by government regulations and ordinances to take additional measures in the interest of protecting the health and safety of its employees, customers and the communities the Company serves. Impairments to business operations arising from COVID-19 could also have a detrimental effect on the Company’s relationship with its customers as well as reduce demand for loans and other products and services offered by the Company upon which it relies to drive growth.
While credit risk from the COVID-19 pandemic remains well managed, should the pandemic continue for a prolonged period of time or worsen, the Company could experience a deterioration in the credit quality of borrowers, an increase in the number of loan delinquencies, defaults and charge-offs, additional provisions for credit losses, adverse asset values of the collateral securing loans, increases in draws on credit lines, and an overall material adverse effect on the quality of the loan portfolio of the Company.
Legal and reputational risk may also be heightened by the divisive views that have emerged surrounding COVID-19 protocols and vaccinations. Regulatory risk may also be increased by adverse examination findings, regulatory fines, sanctions and penalties that could emerge from potential impairment and disruption to the Company's ability to operate and deliver financial products or services to its customers.
To date, COVID-19 has not materially impaired the Company’s ability to support employees, conduct business and serve its customers, but there is no assurance that efforts take by the Company to address the adverse impacts of COVID-19 will be effective, or that the Company's operations and financial condition will not be materially impacted by future developments, which cannot be predicted. Many of these future developments are also beyond the Company's control, such as severity and duration of the pandemic, the emergence of new viral variants and vaccinations, the efficacy, availability and acceptance of treatments and vaccinations, state and federal mandates relating to COVID-19 protocols, exacerbated supply chain disruption, action or inaction by governmental authorities and other third-parties in response to the pandemic, and the response of clients, investors, commodities (including oil and gas) and other markets to future COVID-19 impact. Because the COVID-19 pandemic remains dynamic, it is not possible to accurately predict the extent, severity or duration of these conditions or when normal economic and operating conditions will resume. For this reason, the extent to which the COVID-19 pandemic affects the Company's business, operations and financial condition, as well as its regulatory capital and liquidity ratios and credit ratings, is highly uncertain and unpredictable. The adverse impact on the markets in which the Company operates and on the Company's business, operations and financial condition is expected to remain elevated until the pandemic subsides.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Company owns its corporate headquarters, which is an approximately 165,000 square foot, six story office building located at 7777 Henneman Way, McKinney, Texas 75070, and serves as the Bank’s home office.
In 2021, construction commenced on phase two of the corporate headquarters located on a 10.4 acre parcel of land at State Highway 121 and Grand Ranch Parkway at the entrance to the McKinney Corporate Center Craig Ranch in McKinney, Texas. The approximately 198,000 square-foot, six story facility will allow space for the Company’s continued growth. The building is expected to be completed mid-2022, although delays could occur.

As of December 31, 2021, the Company had 93 full-service branches. The Company believes that its facilities are in good condition and are adequate to meet the Company’s operating needs for the foreseeable future. At December 31, 2021, the Company owns 72 of the branches, and leases the remaining facilities. Our branches are located in the Dallas/North Texas area, including McKinney, Dallas, Fort Worth, and Sherman/Denison, the Austin/Central Texas area, including Austin and Waco, the Houston Texas metropolitan area and along the Colorado Front Range area, including Denver, Colorado Springs and Fort Collins.
For more information about premises and equipment and lease commitments, see Note 6. Premises and Equipment, Net, and Note 12. Leases, respectively, to the Company's audited consolidated financial statements included elsewhere in this report.

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
The Bank is a party to a legal proceeding inherited by the Bank in connection with the Company's acquisition of BOH Holdings, Inc. and its subsidiary, Bank of Houston, or BOH, that was completed on April 15, 2014. Several entities related to R. A. Stanford, or the Stanford Entities, including Stanford International Bank, Ltd., or SIBL, had deposit accounts at BOH. Certain individuals who had purchased certificates of deposit from SIBL filed a class action lawsuit against several banks, including BOH, on August 23, 2009 in Texas state court, alleging, among other things, that the plaintiffs were victims of fraud by SIBL and other Stanford Entities and seeks to recover damages and alleged fraudulent transfers by the defendant banks.
On May 1, 2015, the plaintiffs filed a motion requesting permission to file a Second Amended Class Action Complaint in this case, which motion was subsequently granted. The Second Amended Class Action Complaint presents previously unasserted claims, including aiding and abetting or participation in a fraudulent scheme based upon the large amount of deposits that the Stanford Entities held at BOH and the alleged knowledge of certain BOH officers. The plaintiffs seek recovery from the Bank and other defendants for their losses. The case has been inactive due to a Court-ordered discovery stay issued March 2, 2015 pending the Court’s ruling on plaintiff’s motion for class certificate and designation of class representatives and counsel. On November 7, 2017, the Court issued an order denying the plaintiff’s motion. In addition, the Court lifted the previously ordered discovery stay. On January 11, 2018, the Court entered a scheduling order providing that the case be ready for trial on January 27, 2020. Due to agreed upon extensions of discovery on July 25, 2019, the Court amended the scheduling order to provide that the case be ready for trial on January 11, 2021. In light of additional agreed upon extensions of discovery deadlines, the Court entered a new scheduling order on March 9, 2020, which provided that the case be ready for trial March 15, 2021. In light of delays in discovery associated with the COVID-19 pandemic, the parties agreed to amend the scheduling order with new ready for trial date of May 6, 2021. The Defendants have filed a motion to remand the case. The Bank also filed its motion for summary judgment on February 12, 2021. On the same day, the Bank also joined in on an omnibus motion for summary judgment based on procedural issues common to all Defendants. On March 19, 2021, the Plaintiffs filed a notice of abandonment of five of the seven causes of action against the Bank. On March 11, 2021, the Defendants filed a motion to amend the scheduling order, which was granted, effectively vacating the May 6, 2021 trial date, with a new trial date to be determined upon remand. On January 20, 2022 the Court issued an opinion and order denying the motion for summary judgment by the Bank and the other defendants. Also, on January 20, 2022, the Court issued a suggestion of remand of the case to the Southern District of Texas. The Company has experienced an increase in legal fees associated with the defense of this claim and expects to continue to incur significant legal fees in connection with this matter for the foreseeable future.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Stock
Since January 2, 2014, the Company's common stock has traded on the Nasdaq Global Select Market under the symbol “IBTX.” Quotations of the sales volume and the closing sales prices of the common stock of the Company are listed daily in the Nasdaq Global Select Market’s listings. As of February 23, 2022, there were 474 holders of record for the Company's common stock.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of December 31, 2021, regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	N/A	1,070,419	(1)
Equity compensation plans not approved by security holders	—	N/A	—
____________
(1)    Constitutes shares of the Company’s common stock issuable under the 2013 Equity Incentive Plan, as amended. See Note 19. Stock Awards for more information on types of allowable awards under the Plan.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Stock Repurchase Program: From time to time, the Company's board of directors has authorized stock repurchase programs which allows the Company to purchase its common stock in the open market or in privately negotiated transactions. In general, the share repurchase program allows the Company to proactively manage its capital position and return excess capital to shareholders. On October 22, 2020, the Company's board of directors authorized a $150.0 million stock repurchase program allowing the Company to purchase shares of its common stock through October 31, 2021. On August 26, 2021, the Company extended the stock repurchase program through December 31, 2021. Under this program, the Company repurchased 419,098 shares at a total cost of $29.2 million through December 31, 2021 and 109,548 shares of Company stock at a total cost of $5.7 million through 2020. Under a prior stock repurchase program, the Company repurchased 897,738 shares of Company stock at a total cost of $49.0 million during 2019. In December 2021, upon expiration of the current plan, the Company's Board established the 2022 Stock Repurchase Plan, which provides for the repurchase of up to $160.0 million of common stock through December 31, 2022. Through February 23, 2022, no shares have been repurchased under the 2022 Plan.

The following table summarizes the Corporation's repurchase activity during the year ended December 31, 2021.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (thousands)
Total first quarter 2021	22,835	$65.17	—	$144,344
Total second quarter 2021	2,376	$74.77	—	$144,344
Total third quarter 2021	232,069	$70.02	217,772	$129,143
October 2021	64,256	$69.41	64,000	$124,702
November 2021	51,600	69.84	51,358	121,116
December 2021	87,932	69.84	85,968	115,115
Total fourth quarter 2021	203,788	$69.71	201,326	$115,115
Total 2021 year-to-date	461,068	$69.66	419,098	$115,115
____________
(1)    Includes 41,970 shares purchased to settle employee tax withholding related to vesting of restricted stock awards. These transactions are not considered part of the Corporation's repurchase program.

Performance Graph
The following Performance Graph compares the cumulative total shareholder return on the Company’s common stock for the period December 31, 2016 through December 31, 2021, with the cumulative total return of the Russell 2000 Index and the KBW Nasdaq Bank Index for the same period. Dividend reinvestment has been assumed. The Performance Graph assumes $100 invested on December 31, 2016, in the Company’s common stock, the Russell 2000 Index and KBW Nasdaq Bank Index. The historical stock price performance for the Company’s common stock shown on the graph below is not necessarily indicative of future stock performance.
Comparison of Cumulative Total Return
Among Independent Bank Group, Inc., the Russell 2000 Index and the KBW Nasdaq Bank Index

Comparison of Cumulative Total Return

200
150
100
50
Index Value
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Period Ending
Independent Bank Group, Inc.
Russell 2000 Index
KBW Nasdaq Bank Index

	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021
Independent Bank Group, Inc.	100.00	109.03	74.42	91.81	106.15	124.76
Russell 2000 Index	100.00	114.65	102.02	128.06	153.62	176.39
KBW Nasdaq Bank Index	100.00	118.59	97.58	132.84	119.14	164.80
(Source: S&P Capital IQ)

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. Certain risks, uncertainties and other factors, including those set forth under “Risk Factors” in Part I. Item 1A, and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis.
Cautionary Note Regarding Forward Looking Statements
This Annual Report on Form 10-K, our other filings with the SEC, and other press releases, documents, reports and announcements that we make, issue or publish may contain statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and other related federal security laws. These forward-looking statements include information about our possible or assumed future results of operations, including our future revenues, income, expenses, provision for taxes, effective tax rate, earnings per share and cash flows, our future capital expenditures and dividends, our future financial condition and changes therein, including changes in our loan portfolio and allowance for credit losses, our future capital structure or changes therein, the plan and objectives of management for future operations, our future or proposed acquisitions, the future or expected effect of acquisitions on our operations, results of operations and financial condition, our future economic performance and the statements of the assumptions underlying any such statement. Such statements are typically, but not exclusively, identified by the use in the statements of words or phrases such as “aim,” “anticipate,” “estimate,” “expect,” “goal,” “guidance,” “intend,” “is anticipated,” “is estimated,” “is expected,” “is intended,” “objective,” “plan,” “projected,” “projection,” “will affect,” “will be,” “will continue,” “will decrease,” “will grow,” “will impact,” “will increase,” “will incur,” “will reduce,” “will remain,” “will result,” “would be,” variations of such words or phrases (including where the word “could,” “may” or “would” is used rather than the word “will” in a phrase) and similar words and phrases indicating that the statement addresses some future result, occurrence, plan or objective. The forward-looking statements that we make are based on the Company’s current expectations and assumptions regarding its business, the economy, and other future conditions. Because forward-looking statements relate to future results and occurrences, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. The Company’s actual results may differ materially from those contemplated by the forward-looking statements, which are neither statements of historical fact nor guarantees or assurances of future performance. Many possible events or factors could affect our future financial results and performance and could cause those results or performance to differ materially from those expressed in the forward-looking statements. These possible events or factors include, but are not limited to:
•the disruption to local, regional, national and global economic activity caused by infectious disease outbreaks, including the ongoing existence of coronavirus, or COVID-19 and the significant impact that such outbreak has had and may have on our growth, operations, earnings and asset quality;
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
•changes in asset quality, including increases in default rates on loans and higher levels of nonperforming loans and loan charge-offs, generally, and specifically resulting from the economic dislocation caused by the continuation of the COVID-19 pandemic;
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
•inaccuracy of the assumptions and estimates that the managements of our Company and the financial institutions that we acquire make in establishing reserves for expected credit losses and other estimates, generally, and specifically as a result of the effect of the continuation of the COVID-19 pandemic;
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
•changes in economic and market conditions, including the economic dislocation resulting from the continuation of the COVID-19 pandemic, that affect the amount and value of the assets of the Bank and of financial institutions that we acquire;
•the institution and outcome of, and costs associated with, litigation and other legal proceedings against one or more of the Company, the Bank and financial institutions that we acquire or to which any of such entities is subject;
•the occurrence of market conditions adversely affecting the financial industry generally, including the economic dislocation resulting from the continuation of the COVID-19 pandemic;
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
•governmental monetary and fiscal policies, including changes resulting from the implementation of the new Current Expected Credit Loss (CECL) accounting standard;
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
•general business and economic conditions in our markets change or are less favorable than expected, generally, and specifically as a result of the continuation of the COVID-19 pandemic;
•changes occur in business conditions and inflation, generally, and specifically as a result of the continuation of the COVID-19 pandemic;
•an increase in the rate of personal or commercial customers’ bankruptcies, generally, and specifically as a result of the continuation of the COVID-19 pandemic;
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
•the potential impact of anticipated climate change regulations on the Company and its customers;
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
The Company’s principal business is lending to and accepting deposits from businesses, professionals and individuals. The Company conducts all of the Company’s banking operations through its principal bank subsidiary. The Company derives its income principally from interest earned on loans and, to a lesser extent, income from securities available for sale. The Company also derives income from noninterest sources, such as fees received in connection with various deposit services, mortgage banking operations and investment advisory services. From time to time, the Company also realizes gains on the sale of assets. The Company’s principal expenses include interest expense on interest-bearing customer deposits, advances from the Federal Home Loan Bank of Dallas (FHLB) and other borrowings, operating expenses such as salaries, employee benefits, occupancy costs, communication and technology costs, expenses associated with other real estate owned, other administrative expenses, amortization of intangibles, acquisition expenses, provisions for credit losses and the Company’s assessment for FDIC deposit insurance.

The Company intends for this discussion and analysis to provide the reader with information that will assist in understanding the Company’s financial statements, the changes in certain key items in those financial statements from period to period and the primary factors that accounted for those changes. This discussion relates to the Company and its consolidated subsidiaries and should be read in conjunction with the Company’s consolidated financial statements as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019, and the accompanying notes, appearing elsewhere in this Annual Report on Form 10-K. The Company’s fiscal year ends on December 31. The following discussion and analysis presents the more significant factors that affected our financial condition as of December 31, 2021 and 2020 and results of operations for each of the years then ended. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Annual Report on Form 10-K, filed with the SEC on March 1, 2021 for discussion of our results of operations for the years ended December 31, 2020 and 2019.

Recent Developments
New Accounting Standard
As discussed in Note 2. Recent Accounting Standards, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) (ASC 326): Measurement of Credit Losses on Financial Instruments on January 1, 2021, pursuant to the delayed adoption allowable under the CARES Act. Upon adoption of CECL, the Company recorded an increase of $80.9 million to the allowance for credit losses for loans and $1.1 million to the allowance for credit losses for unfunded commitments. In addition, the Company recognized a cumulative effect reduction to retained earnings totaling $53.9 million, net of a recorded deferred tax asset of $15.1 million, and reclassified $13.0 million of allowance for credit losses related to purchase credit deteriorated (PCD) loans that were previously classified as purchase credit impaired (PCI) under prior accounting guidance. See discussion in Note 1. Summary of Significant Accounting Policies, Note 2. Recent Accounting Standards and Note 5. Loans, net and Allowance for Credit Losses for more details on the impact of CECL, including related accounting policies.
COVID-19 Update
In 2021, restrictive measures related to the COVID-19 pandemic continued to ease, both on a national level and more specifically in the Company's markets of Texas and Colorado. Most businesses are returning to full capacity, which has increased commercial and consumer activity but still not to the pre-pandemic levels. The overall outlook has improved due to the availability of vaccines, although uncertainty remains as new variants emerge and ongoing vaccine effectiveness is undetermined.
The Company continues to take deliberate actions to ensure the continued health and strength of its balance sheet in order to serve its clients and communities, including increases in liquidity and managing our assets and liabilities in order to maintain a strong capital position. This pandemic crisis has been impactful and the timing and magnitude of recovery cannot be predicted. The Company continues to monitor the impact of COVID-19 on its customers, the communities it serves and the economy as a whole; however, the extent to which the pandemic will continue to impact operations and financial results into 2022 is uncertain.
Impact on our Financial Condition and Results of Operations
The Company's financial condition and results of operations as of and for the year ended December 31, 2021 have not been significantly impacted by the COVID-19 pandemic. Macroeconomic variables that drive our allowance for credit losses calculation have improved during 2021, thereby resulting in a negative provision to the allowance for credit losses for the current year. Should economic conditions worsen as the result of virus resurgence, the allowance for credit losses could increase and additional provision for credit losses could be required.

Lending Operations and Accommodations to Borrowers
As a result of the economic environment caused by the COVID-19 outbreak during 2021 and 2020, the Company worked with its borrowers on an individual, one-on-one basis to assess and understand the impact of pandemic-related economic hardship on the borrowers and provided prudent modifications allowing for short-term payment deferrals or other payment relief where appropriate. The deferred payments along with interest accrued during the deferral period are due and payable on the maturity date. Under the applicable accounting and regulatory guidance, such modifications were not considered troubled debt restructurings. It is possible that the Company’s asset quality measures could worsen and/or the deferred interest is reversed at future measurement periods if the effects of COVID-19 continue for a prolonged period or worsen and/or the borrower is not able to fully recover as the economy continues to rebound.
During 2021 and 2020, the Company participated in the CARES Act PPP and had outstanding PPP loan balances of $112.1 million as of December 31, 2021, down from $804.4 million as of December 31, 2020. Management believes that the remainder of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program.
Capital and Liquidity
The Company's capital remains strong, with ratios of the Company, and its subsidiary bank, well above the standards to be considered well-capitalized under regulatory requirements. Refer to Note 20. Regulatory Matters and elsewhere in this Management's Discussion and Analysis for additional information related to the Company's regulatory capital.
The Company's liquidity also remains strong and continues to reflect excess balances, with cash and securities representing approximately 24.6% of total assets as of December 31, 2021. The Company maintains the ability to access considerable sources of contingent liquidity as described under the section captioned Liquidity Management. Management considers the Company's current liquidity position to be adequate to meet short-term and long-term liquidity needs.

Refer to Item 1. Business - "COVID-19 Impact Update" and Item 1A. Risk Factors - "RISKS RELATED TO THE COVID-19 PANDEMIC" for additional discussion.

Discussion and Analysis of Results of Operations
Selected income statement data and key performance metrics are summarized in the table below:

	As of and for the Years Ended December 31,
(dollars in thousands except per share data)	2021	2020	2019
Selected Income Statement Data
Net interest income	$520,322	$516,446	$504,757
Provision for credit losses	(9,000)	42,993	14,805
Noninterest income	66,517	85,063	78,176
Noninterest expense	313,606	306,134	321,864
Income tax expense	57,483	51,173	53,528
Net income available to common shareholders	224,750	201,209	192,736
Per Share Data (Common Stock)
Earnings per common share:
Basic	$5.22	$4.67	$4.46
Diluted	5.21	4.67	4.46
Dividends	1.32	1.05	1.00
Selected Performance Metrics
Return on average assets	1.21%	1.23%	1.32%
Return on average equity	8.86	8.26	8.50
Net interest margin	3.10	3.55	3.95
Efficiency ratio	51.30	48.79	53.01
Dividend payout ratio	25.29	22.48	22.42
The following discussion and analysis of the Company’s results of operations compares its results of operations for the years ended December 31, 2021 and 2020.
The Company’s net income available to common shareholders increased by $23.5 million, or 11.7%, to $224.8 million ($5.21 per common share on a diluted basis) for the year ended December 31, 2021, from $201.2 million ($4.67 per common share on a diluted basis) for the year ended December 31, 2020. The increase in net income for 2021 over 2020 was primarily due to the $52.0 million decrease in provision for credit losses, as well as the $3.9 million increase in net interest income, offset by an $18.5 million decrease in noninterest income, a $7.5 million increase in noninterest expense and a $6.3 million increase in income tax expense. Provision was elevated in the prior year due the economic uncertainty related to the COVID-19 pandemic, while the current year provision reflects improvements in the economic forecast, as well as credit quality and past dues trends during 2021. The Company posted returns on average common equity of 8.86% and 8.26%, returns on average assets of 1.21% and 1.23%, and efficiency ratios of 51.30% and 48.79% for the years ended December 31, 2021 and 2020, respectively. The efficiency ratio is calculated by dividing total noninterest expense (which does not include the provision for credit losses and the amortization of core deposits intangibles) by net interest income plus noninterest income. The Company’s dividend payout ratio was 25.29% and 22.48% for the years ended December 31, 2021 and 2020, respectively due to the increase in dividends paid from $1.05 per share in 2020 to $1.32 per share in 2021 .
Details of the changes in the various components of net income are detailed below.

Net Interest Income
The Company’s net interest income is its interest income, net of interest expenses. Changes in the balances of the Company’s interest-earning assets and its interest-bearing liabilities, as well as changes in the market interest rates, affect the Company’s net interest income. The difference between the Company’s average yield on earning assets and its average rate paid for interest-bearing liabilities is its net interest spread. Noninterest-bearing sources of funds, such as demand deposits and stockholders’ equity, also support the Company’s earning assets. The impact of the noninterest-bearing sources of funds is reflected in the Company’s net interest margin, which is calculated as annualized net interest income divided by average earning assets.
The Company earned net interest income of $520.3 million for the year ended December 31, 2021, an increase of $3.9 million, or 0.8%, from $516.4 million for the year ended December 31, 2020. The slight increase in net interest income from the previous year was driven by overall decreased funding costs for the year, offset by decreased earnings on assets due to lower yields and accretion, but also due to a shift in the mix of interest-earning assets to lower yielding securities and interest-bearing cash balances. The Company’s net interest margin for 2021 decreased to 3.10% from 3.55% in 2020, and the Company’s interest rate spread for 2021 decreased to 2.92% from the 3.26% interest rate spread for 2020. The average balance of interest-earning assets for 2021 increased by $2.2 billion, or 15.1%, to $16.8 billion from an average balance of $14.6 billion for 2020. The increase from the prior year was primarily related to increased average interest-bearing deposits with correspondent banks and average taxable securities due primarily due to excess liquidity during 2021. Average interest-bearing liabilities increased $1.2 billion, or 11.4% primarily due to increased average deposit balances, offset by lower average FHLB advances and other borrowings. The Company’s net interest margin for the year ended December 31, 2021 was negatively impacted by a 72 basis point decrease in the weighted-average yield on interest-earning assets to 3.48% for the year ended December 31, 2021, from 4.20% for the year ended December 31, 2020. The decrease from the prior year is due primarily to overall lower yields on all interest-earning assets due to the declining rate environment but also the shift in mix mentioned above, as well as decreased loan accretion. The year ended December 31, 2021 includes $21.2 million of loan accretion compared to $30.4 million for the year ended December 31, 2020. The cost of interest bearing liabilities, including borrowings, was 0.56% for the year ended December 31, 2021 compared to 0.94% for the year ended December 31, 2020. The decrease from the prior year is primarily due to lower rates offered on deposit products, as well as rate decreases on short-term FHLB advances and other borrowings.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis.  The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2021, 2020 and 2019. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances.

	For the Years Ended December 31,
	2021			2020			2019
(dollars in thousands)	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
Interest-earning assets:
Loans (1)	$12,501,641	$547,931	4.38%	$12,329,965	$579,085	4.70%	$11,179,161	$611,589	5.47%
Taxable securities	1,204,153	22,754	1.89	749,273	19,150	2.56	770,927	21,324	2.77
Nontaxable securities	358,261	8,344	2.33	344,609	8,472	2.46	329,687	8,482	2.57
Interest bearing deposits and other	2,693,812	4,533	0.17	1,141,164	4,799	0.42	504,309	11,537	2.29
Total interest-earning assets	16,757,867	$583,562	3.48	14,565,011	$611,506	4.20	12,784,084	$652,932	5.11
Noninterest-earning assets	1,800,301			1,792,725			1,771,231
Total assets	$18,558,168			$16,357,736			$14,555,315
Interest-bearing liabilities:
Checking accounts	$5,967,655	$22,615	0.38%	$4,577,137	$28,244	0.62%	$3,953,986	$44,171	1.12%
Savings accounts	711,401	1,034	0.15	607,996	1,067	0.18	540,741	1,335	0.25
Money market accounts	2,584,386	13,580	0.53	2,368,980	21,089	0.89	2,047,554	40,837	1.99
Certificates of deposit	1,269,736	6,970	0.55	1,645,014	25,866	1.57	1,795,391	37,041	2.06
Total deposits	10,533,178	44,199	0.42	9,199,127	76,266	0.83	8,337,672	123,384	1.48
FHLB advances	362,192	2,038	0.56	613,251	4,170	0.68	464,404	10,173	2.19
Other borrowings - short-term	6,278	118	1.88	8,862	161	1.82	23,515	893	3.80
Other borrowings - long-term	287,860	15,129	5.26	215,627	12,301	5.70	177,551	10,697	6.02
Junior subordinated debentures	54,130	1,756	3.24	53,931	2,162	4.01	53,733	3,028	5.64
Total interest-bearing liabilities	11,243,638	63,240	0.56	10,090,798	95,060	0.94	9,056,875	148,175	1.64
Noninterest-bearing checking accounts	4,675,667			3,736,230			3,139,805
Noninterest-bearing liabilities	102,205			95,234			91,532
Stockholders’ equity	2,536,658			2,435,474			2,267,103
Total liabilities and equity	$18,558,168			$16,357,736			$14,555,315
Net interest income		$520,322			$516,446			$504,757
Interest rate spread			2.92%			3.26%			3.47%
Net interest margin (2)			3.10			3.55			3.95
Net interest income and margin (tax equivalent basis) (3)		$524,260	3.13		$520,274	3.57		$508,498	3.98
Average interest earning assets to interest bearing liabilities			149.04			144.34			141.15
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

	For the Year Ended December 31, 2021 v. 2020			For the Year Ended December 31, 2020 v. 2019
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
(dollars in thousands)	Volume	Rate		Volume	Rate
Interest-earning assets
Loans	$8,109	$(39,263)	$(31,154)	$58,990	$(91,494)	$(32,504)
Taxable securities	9,534	(5,930)	3,604	(588)	(1,586)	(2,174)
Nontaxable securities	329	(457)	(128)	368	(378)	(10)
Interest bearing deposits and other	3,784	(4,050)	(266)	7,363	(14,101)	(6,738)
Total interest-earning assets	$21,756	$(49,700)	$(27,944)	$66,133	$(107,559)	$(41,426)
Interest-bearing liabilities
Checking accounts	$7,185	$(12,814)	$(5,629)	$6,161	$(22,088)	$(15,927)
Savings accounts	167	(200)	(33)	150	(418)	(268)
Money market accounts	1,752	(9,261)	(7,509)	5,595	(25,343)	(19,748)
Certificates of deposit	(4,911)	(13,985)	(18,896)	(2,910)	(8,265)	(11,175)
Total deposits	4,193	(36,260)	(32,067)	8,996	(56,114)	(47,118)
FHLB advances	(1,490)	(642)	(2,132)	2,546	(8,549)	(6,003)
Other borrowings - short-term	(48)	5	(43)	(399)	(333)	(732)
Other borrowings - long-term	3,841	(1,013)	2,828	2,196	(592)	1,604
Junior subordinated debentures	8	(414)	(406)	11	(877)	(866)
Total interest-bearing liabilities	6,504	(38,324)	(31,820)	13,350	(66,465)	(53,115)
Net interest income	$15,252	$(11,376)	$3,876	$52,783	$(41,094)	$11,689

Provision for Credit Losses
The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost. Provision for credit losses is determined by management as the amount to be added to the allowance for credit loss accounts for various types of financial instruments including loans, held to maturity debt securities and off-balance sheet credit exposures, after net charge-offs have been deducted, to bring the allowance to a level deemed appropriate by management to absorb expected credit losses over the lives of the respective financial instruments. Management actively monitors the Company’s asset quality and provides appropriate provisions based on such factors as historical loss experience, current conditions and reasonable and supportable forecasts.
Financial instruments are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the provision for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the determination.

The following table presents the components of provision for credit losses:

	For the Years Ended December 31,
	2021	2020	2019
Provision for credit losses related to:
Loans	$(12,609)	$42,993	$14,805
Off-balance sheet credit exposures	3,609	—	—
Total provision for credit losses	$(9,000)	$42,993	$14,805
The Company recorded a negative provision for credit losses on loans totaling $12.6 million during the year ended December 31, 2021. This is a decrease of $55.6 million, or 129.3% compared to the $43.0 million provision for credit losses on loans recorded in 2020. Provision expense for loans is generally reflective of organic loan growth as well as charge-offs or specific reserves taken during the respective period. Provision expense is also impacted by the economic outlook and changes in macroeconomic variables. The negative provision recorded for the year ended December 31, 2021 was primarily related to improvements in the economic forecast, while the prior year provision was elevated due to general provision expense incurred due to the economic uncertainty related to the COVID-19 crisis.
The Company recorded $3.6 million in provision for off-balance sheet credit exposures for the year ended December 31, 2021, compared to none for the same period in 2020 due to new methodology applied related to the implementation of CECL.

Noninterest Income
The following table sets forth the major components of noninterest income for the years ended December 31, 2021, 2020 and 2019 and the period-over-period variations in such categories of noninterest income:

	For the Years Ended December 31,			Variance		Variance
(dollars in thousands)	2021	2020	2019	2021 v. 2020		2020 v. 2019
Noninterest income:
Service charges on deposit accounts	$9,842	$9,303	$12,145	$539	5.8%	$(2,842)	(23.4)%
Investment management fees	8,586	7,546	9,330	1,040	13.8	(1,784)	(19.1)
Mortgage banking revenue	23,157	36,491	15,461	(13,334)	(36.5)	21,030	136.0
Mortgage warehouse purchase program fees	6,908	6,088	3,287	820	13.5	2,801	85.2
Gain on sale of loans	56	356	6,779	(300)	N/M	(6,423)	N/M
Gain on sale of branches	—	—	1,549	—	N/M	(1,549)	N/M
Gain on sale of trust business	—	—	1,319	—	N/M	(1,319)	N/M
Gain (loss) on sale of other real estate	63	(36)	875	99	N/M	(911)	N/M
Gain on sale of securities available for sale	13	382	275	(369)	N/M	107	N/M
(Loss) gain on sale and disposal of premises and equipment	(304)	370	(585)	(674)	N/M	955	N/M
Increase in cash surrender value of BOLI	5,209	5,347	5,525	(138)	(2.6)	(178)	(3.2)
Other	12,987	19,216	22,216	(6,229)	(32.4)	(3,000)	(13.5)
Total noninterest income	$66,517	$85,063	$78,176	$(18,546)	(21.8)%	$6,887	8.8%
____________
N/M - Not meaningful
Noninterest income decreased $18.5 million, or 21.8%, to $66.5 million for the year ended 2021 from $85.1 million for the year ended 2020. Significant changes in the components of noninterest income are discussed below.
Investment management fees. Investment management fees increased $1.0 million, or 13.8%, for the year ended December 31, 2021, as compared to the same period in 2020. The increase was primarily due to an increase in assets under management balances due to improved market activity for the year over year period.

Mortgage banking revenue. Mortgage banking revenue decreased $13.3 million, or 36.5% for the year ended December 31, 2021, as compared to the same period in 2020. The decrease is reflective of decreased volumes and margins resulting from rate increases in 2021. Revenue was also negatively impacted by volatility in the market during the year over year period, which resulted in a fair value losses on our derivative hedging instruments of $2.4 million compared to losses of $1.6 million during 2020.
Other noninterest income. Other noninterest income decreased $6.2 million, or 32.4% or the year ended December 31, 2021, as compared to the same period in 2020. The decrease was due to a decrease in acquired loan recoveries of $3.9 million, primarily the recovery of a $3.5 million contingency reserve on an acquired SBA loan that occurred in 2020, as well as a decrease of $2.9 million in interchange fees to due to the Durbin Amendment, which was effective for the Company July 2020. The decrease was offset by smaller increases in miscellaneous income accounts.

Noninterest Expense
The following table sets forth the major components of the Company’s noninterest expense for the years ended December 31, 2021, 2020 and 2019 and the period-over-period variations in such categories of noninterest expense:

	For the Years Ended December 31,			Variance		Variance
(dollars in thousands)	2021	2020	2019	2021 v. 2020		2020 v. 2019
Noninterest expense:
Salaries and employee benefits	$180,336	$157,540	$162,683	$22,796	14.5%	$(5,143)	(3.2)%
Occupancy	40,688	39,210	37,654	1,478	3.8	1,556	4.1
Communications and technology	22,355	23,113	22,248	(758)	(3.3)	865	3.9
FDIC assessment	5,865	6,912	1,065	(1,047)	(15.1)	5,847	N/M
Advertising and public relations	1,097	2,416	2,527	(1,319)	(54.6)	(111)	(4.4)
Other real estate owned expenses, net	4	487	418	(483)	(99.2)	69	16.5
Impairment of other real estate	—	784	1,801	(784)	(100.0)	(1,017)	(56.5)
Amortization of other intangible assets	12,580	12,671	12,880	(91)	(0.7)	(209)	(1.6)
Professional fees	15,530	12,630	7,936	2,900	23.0	4,694	59.1
Acquisition expense, including legal	—	16,225	33,445	(16,225)	(100.0)	(17,220)	(51.5)
Other	35,151	34,146	39,207	1,005	2.9	(5,061)	(12.9)
Total noninterest expense	$313,606	$306,134	$321,864	$7,472	2.4%	$(15,730)	(4.9)%
____________
N/M - not meaningful
Noninterest expense increased $7.5 million, or 2.4%, to $313.6 million for the year ended 2021 from $306.1 million for the year ended 2020. Significant changes in the components of noninterest expense are discussed below.
Salaries and employee benefits. Salaries and employee benefits expense, which historically has been the largest component of the Company’s noninterest expense, increased $22.8 million, or 14.5%, for the year ended December 31, 2021, compared to the year ended December 31, 2020. The change is primarily due to $16.1 million in higher salaries, bonus, payroll taxes, insurance expense, 401(k) match and stock grant amortization related to additional headcount, including executive and senior positions added during the year. Contract labor costs increased $2.6 million due to PPP resources and various bankwide infrastructure projects. Deferred salaries costs, which reduces overall expense, was $6.3 million lower in the current year as prior year loan originations were elevated due to PPP activity. Offsetting these changes was a decrease of $1.6 million for mortgage commissions and incentives due to decreased volumes and margins resulting from rate increases in 2021, and a decrease of $1.8 million in severance expenses, which primarily related to departmental and business line restructurings that occurred in 2020.
FDIC assessment. FDIC assessment expense decreased $1.0 million, or 15.1% for the year ended December 31, 2021, compared to the same period in 2020. The decrease from prior year is due to the improvement in certain components of the assessment calculation, including capital ratios and credit quality measures.

Advertising and public relations. Advertising and public relation expense decreased $1.3 million, or 54.6%, for the year ended December 31, 2021, compared to the same period in 2020. Advertising and public relations expenses were higher in the prior year primarily due to rebranding expenses which occurred in 2020 as well as advertising related to the COVID-19 pandemic.
Professional fees. Professional fees increased $2.9 million, or 23.0%, for the year ended December 31, 2021 compared to the same period in 2020. The change is due to increased consulting expenses related to the various infrastructure projects and PPP forgiveness.
Acquisition expense. Acquisition expense is primarily legal, advisory and accounting fees associated with services to facilitate the acquisition of other banks. Acquisition expenses also include data processing conversion costs and contract termination costs. There were no acquisition expenses incurred in 2021. The $16.2 million in acquisition expenses in 2020 primarily related to an announced merger that was terminated in second quarter 2020.
Other. Other noninterest expense for the year ended December 31, 2021 increased by $1.0 million, or 2.9%, compared to the same period in 2020. The increase in other noninterest expense is due to increases in charitable contributions, auto and travel expenses and insurance expenses offset by a decrease in loan-related expenses.

Income Tax Expense
Income tax expense was $57.5 million for the year ended December 31, 2021, which is an effective tax rate of 20.4%. Income tax expense was $51.2 million for the year ended December 31, 2020, which is an effective tax rate of 20.3%.

Discussion and Analysis of Financial Condition
The following discussion and analysis summarizes the financial condition of the Company as of December 31, 2021 and 2020 and details certain changes between those periods.
Assets
The Company's total assets increased by $1.0 billion, or 5.5%, to $18.7 billion as of December 31, 2021 from $17.8 billion at December 31, 2020. The significant components of the total change are discussed below.
Loan Portfolio
The Company’s loan portfolio is the largest category of the Company’s earning assets. The following table presents the gross balance and associated percentage of each major category in the Company’s loan portfolio as of December 31, 2021 and 2020:

	2021		2020
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial (1)	$1,983,886	15.9%	$2,448,699	18.6%
Mortgage warehouse purchase loans	788,848	6.3	1,453,797	11.1
Real estate:
Commercial	6,617,455	53.1	6,096,676	46.3
Commercial construction, land and land development	1,180,181	9.5	1,245,801	9.5
Residential (2)	1,332,246	10.7	1,435,112	10.9
Single-family interim construction	380,627	3.0	326,575	2.5
Agricultural	106,512	0.8	85,014	0.6
Consumer	81,815	0.7	67,068	0.5
Total gross loans (3)	$12,471,570	100.0%	$13,158,742	100.0%
____________
(1)    Includes SBA PPP loans of $112.1 million with net deferred loan fees of $2.6 million at December 31, 2021 and SBA PPP loans of $804.4 million at December 31, 2020.
(2)    Includes loans held for sale of $32.1 million and $82.6 million at December 31, 2021 and 2020, respectively.
(3)    Loan class amounts are shown at amortized cost, net of deferred loan fees of $9.4 million, in accordance with ASC 326 at December 31, 2021 and shown at recorded investment at December 31, 2020.
As of December 31, 2021, the Company's loan portfolio, before the allowance for credit losses, totaled $12.5 billion, which is a decrease of 5.2% over total gross loans as of December 31, 2020. Loans held for investment, excluding mortgage warehouse purchase loans, loans held for sale and PPP loans, increased $728.5 million, or 6.7% for the year over year period. See Note 5. Loans, Net and Allowance for Credit Losses on Loans for more details on the Company's loan portfolio. The principal categories and changes in the loan portfolio are discussed below.
Commercial loans. The Company provides a mix of variable and fixed rate commercial loans. The loans are typically made to small-and medium-sized manufacturing, wholesale, retail, energy related service businesses and medical practices for working capital needs and business expansions. Commercial loans generally include lines of credit and loans with maturities of five years or less. The loans are generally made with operating cash flows as the primary source of repayment, but may also include collateralization by inventory, accounts receivable, equipment and/or personal guarantees. Additionally, our commercial loan portfolio includes Paycheck Protection Program (PPP) loans originated under the CARES Act and shared national credits (SNC).
The Company’s commercial loan portfolio decreased $464.8 million, or 19.0%, to $2.0 billion as of December 31, 2021, from $2.4 billion as of December 31, 2020. The net decrease in this portfolio type is primarily due to a $692.3 million decrease in PPP loans for the year over year period related to forgiveness activity offset by increases in energy-related loans of $137.3 million and SNC loans of $106.8 million.

Mortgage warehouse purchase loans. The Company’s mortgage warehouse purchase loan portfolio decreased $664.9 million, or 45.7%, to $788.8 million as of December 31, 2021, from $1.5 billion as of December 31, 2020. The decrease in this portfolio type for the current year is primarily reflective of lower volumes related to mortgage interest rate increases and shorter hold times.
Commercial real estate loans (CRE). The commercial real estate loan portfolio has historically been the Company's largest category of loans, representing 53.1% and 46.3% of the total portfolio as of December 31, 2021 and 2020, respectively. Such loans generally involve less risk than other loans in the portfolio. The Company expects that commercial real estate loans will continue to be a significant portion of the Company’s total loan portfolio and an area of emphasis in the Company’s lending operations.
Commercial real estate loans increased $520.8 million, or 8.5%, to $6.6 billion as of December 31, 2021 from $6.1 billion as of December 31, 2020. The increase was due to organic loan growth in this loan type during the year.
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
Commercial construction, land and land development loans decreased slightly by $65.6 million, or 5.3% to $1.2 billion at December 31, 2021 from $1.2 billion at December 31, 2020, due to payoffs exceeding originations for the year.
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
The Company’s residential real estate loan portfolio declined by $102.9 million, or 7.2%, to a balance of $1.3 billion as of December 31, 2021 from $1.4 billion as of December 31, 2020. The decrease in this category was primarily a result of decreased origination activity due to rate increases in 2021.
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
The balance of single-family interim construction loans in the Company’s loan portfolio increased by $54.1 million, or 16.6%, to $380.6 million as of December 31, 2021 from $326.6 million as of December 31, 2020. The increase in this category was due to organic origination activity that exceeded repayments during the year.
Other Categories of Loans. Other categories of loans included in the Company’s loan portfolio include agricultural loans made to farmers and ranchers relating to their operations and consumer loans made to individuals for personal purposes, including automobile purchase loans and personal loans. None of these categories of loans represents more than 1% of the Company’s total loan portfolio as of December 31, 2021 and 2020 and such categories continue to be a very small percentage of the Company's total loan portfolio.

Most of the Company’s lending activity occurs within the state of Texas, primarily in the north, central and southeast Texas regions and the state of Colorado, specifically along the Front Range area. As of December 31, 2021, loans in the North Texas region represented about 40% of the total portfolio, followed by the Colorado Front Range region at 24%, the Houston region at 23% and the Central Texas region at 13%. A large percentage of the Company’s portfolio consists of commercial and residential real estate loans. As of December 31, 2021 and 2020, there were no concentrations of loans related to a single industry in excess of 10% of total loans.
Loans by Maturity and Interest Rate Sensitivity
The following table sets forth the contractual maturities of the Company’s loan portfolio, including scheduled principal repayments and the distribution between fixed and adjustable interest rate loans as of December 31, 2021:

	Within One Year		One Year to Five Years		After Five Years to Fifteen Years		After Fifteen Years		Total
(dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate
Commercial	$119,719	$296,847	$336,112	$890,270	$115,226	$181,635	$43,760	$317	$614,817	$1,369,069
Mortgage warehouse purchase loans	788,848	—	—	—	—	—	—	—	788,848	—
Real estate:
Commercial real estate	508,058	224,695	2,574,032	805,625	636,061	1,602,774	4,419	261,791	3,722,570	2,894,885
Commercial construction, land and land development	112,533	198,344	393,502	229,230	39,097	153,104	190	54,181	545,322	634,859
Residential real estate	84,215	29,855	425,037	40,074	149,219	154,324	277,300	172,222	935,771	396,475
Single-family interim construction	43,436	185,131	16,389	41,290	51,832	26,021	—	16,528	111,657	268,970
Agricultural	10,652	19,810	38,314	7,240	4,492	20,175	633	5,196	54,091	52,421
Consumer	10,015	40,598	10,355	17,261	111	3,475	—	—	20,481	61,334
Total loans	$1,677,476	$995,280	$3,793,741	$2,030,990	$996,038	$2,141,508	$326,302	$510,235	$6,793,557	$5,678,013
At December 31, 2021, the average duration of the Company's loan portfolio was 2.2 years. The Company generally structures certain loans, like commercial and commercial real estate, with shorter-term loan maturities in order to match funding sources that will enable the Company to effectively manage the portfolio by providing the flexibility to respond to liquidity needs, changes in interest rates and changes in underwriting standards and loan structures, among other things. Due to the shorter-term nature of such loans, from time to time in the ordinary course of business and without any contractual obligation, the Company will renew or extend maturing lines of credit or refinance existing loans at their maturity dates based on customer practice and need. These renewals, extensions and refinancings are made in the ordinary course of business for customers that meet the normal level of credit standards. These requests are typically made by the customer to support their working capital needs for operations. Such borrowers are generally not experiencing financial difficulties and could obtain similar financing elsewhere. In connection with each renewal, extension or refinancing, the Company may require a principal reduction or an adjustment to the terms and structure to reflect the current market pricing/structuring for such loans or to remain competitive with other financial institutions.

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
The Company classifies nonperforming loans as nonaccrual loans, loans past due 90 days or more and still accruing interest or loans modified under restructurings as a result of the borrower experiencing financial difficulties. Further information regarding the Company's accounting policies related to past loans, nonaccrual loans, collateral dependent loans and troubled debt restructurings is presented in Note 5. Loans, Net and Allowance for Credit Losses on Loans.

The following table sets forth the allocation of the Company’s nonperforming assets among the Company’s different asset categories and key credit-related metrics as of the dates indicated. The balances of nonperforming loans reflect the net investment in these assets.

	As of December 31,
(dollars in thousands)	2021	2020
Nonaccrual loans
Commercial	$36,802	$25,898
Commercial real estate	15,218	20,040
Commercial construction, land and land development	23	32
Residential real estate	1,592	2,372
Agricultural	—	613
Consumer	38	42
Total nonaccrual loans (1)	53,673	48,997
Total loans delinquent 90 days or more and still accruing	1,790	433
Total troubled debt restructurings, not included in nonaccrual loans	1,875	1,986
Total nonperforming loans (2)	57,338	51,416
Total other real estate owned and other repossessed assets	114	589
Total nonperforming assets	$57,452	$52,005

Total allowance for credit losses on loans	$148,706	$87,820
Total loans held for investment (3)	$11,650,598	$11,622,298
Total assets	$18,732,648	$17,753,476

Credit Ratios
Ratio of nonperforming loans to total loans held for investment	0.49%	0.44%
Ratio of nonperforming assets to total assets	0.31	0.29
Ratio of nonaccrual loans to total loans held for investment	0.46	0.42
Ratio of allowance for credit losses on loans to total loans held for investment	1.28	0.76
Ratio of allowance for credit losses on loans to nonaccrual loans	277.06	179.24
Ratio of allowance for credit losses on loans to total nonperforming loans	259.35	170.80
____________
(1)    Nonaccrual loans include troubled debt restructurings of $1.0 million and $578 thousand as of December 31, 2021 and 2020, respectively. Excludes loans acquired with deteriorated credit quality of $6.7 million as of December 31, 2020 presented under prior GAAP.
(2)    Due to the adoption of CECL, amounts are shown at amortized cost, net of deferred loan fees at December 31, 2021.
(3)    Excluding mortgage warehouse purchase loans of $788.8 million and $1.5 billion as of December 31, 2021 and 2020, respectively.
The Company had $53.7 million and $49.0 million in loans on nonaccrual status as of December 31, 2021 and 2020, respectively. The increase from December 31, 2020 to December 31, 2021 was primarily due to additions of one $13.0 million commercial loan, one $11.7 million commercial real estate loan as well as $3.8 million in remaining PCD loans that were added related to the January 1, 2021 CECL adoption, offset by a $15.2 million commercial real estate loan removed from nonaccrual during the year in addition to charge-offs of $1.6 million. The remainder of the change is due to individually smaller net payoffs/paydowns totaling $7.0 million during 2021. Loans delinquent 90 days or more and still accruing increased to $1.8 million as of December 31, 2021. The increase was primarily due to four residential real estate loans totaling $1.6 million.
As of December 31, 2021, the Company had other real estate owned and other repossessed assets of $114 thousand, which is a decrease from the balance of $589 thousand for prior year, due solely to the sale of two other real estate properties. There was no other real estate foreclosed upon during 2021.

Allowance for Credit Losses
As discussed elsewhere in Item 7. MDA, Overview and Note 2. Recent Accounting Standards, the Company adopted the CECL accounting standard on January 1, 2021 and has accounted for the allowance for credit losses under the CECL model for the year ended December 31, 2021. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables, held to maturity debt securities and off-balance-sheet credit exposures. The CECL model requires the measurement of all expected credit losses on applicable financial assets based on historical experience, current conditions, and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance accounts is dependent upon a variety of factors beyond the Company's control, including the performance of the portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. The Company applied the incurred loss methodology for estimating the allowance and applicable provision in all years prior to 2021.
Analysis of the Allowance for Credit Losses - Loans
The following table sets forth the allowance for credit losses by category of loans:

	As of December 31,
	2021		2020
(dollars in thousands)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Commercial loans	$49,747	15.9%	$27,311	18.6%
Mortgage warehouse purchase loans	—	6.3	—	11.1
Real estate:
Commercial real estate	65,110	53.1	36,698	46.3
Construction, land and land development	23,861	9.5	13,425	9.5
Residential real estate	2,192	10.7	6,786	10.9
Single-family interim construction	7,222	3.0	2,156	2.5
Agricultural	106	0.8	337	0.6
Consumer	468	0.7	442	0.5
Total allowance for credit losses	$148,706	100.0%	$87,820	100.0%
____________
(1)    Represents the percentage of the Company’s total loans included in each loan category.
As of December 31, 2021, the allowance for credit losses amounted to $148.7 million, or 1.28%, of total loans held for investment, excluding mortgage warehouse purchase loans, compared with $87.8 million, or 0.76%, as of December 31, 2020. The dollar and percentage increase during 2021 is primarily due to the adoption of CECL, which increased the allowance for credit losses on loans by $80.9 million offset by negative provision of $12.6 million and net charge-offs of $7.4 million.
The allowance for credit losses on loans as a percentage of nonperforming loans increased from 170.80% at December 31, 2020, to 259.35% at December 31, 2021, due primarily to the adoption of CECL offset by the increase in nonperforming loans. As of December 31, 2021, the Company had specific credit loss allocations of $18.1 million on individually evaluated loans totaling $64.9 million, compared with specific credit loss allocations of $8.5 million on individually evaluated loans totaling $64.4 million as of December 31, 2020. The increase in specific credit loss allocations was due primarily to the addition of two commercial loan relationships that added an additional $4.6 million in specific credit loss and a commercial real estate relationship with a $1.6 million specific credit loss. Additionally, the specific credit losses on two energy credits increased by $3.4 million during 2021.
Refer to Note 5. Loans, Net and Allowance for Credit Losses on Loans, in the notes to the Company's audited consolidated financial statements included elsewhere in this report for additional details of the allowance for credit losses on loans.

Additional information related to net charge-offs (recoveries) by loan type is presented in the table below.

	Net Charge-offs (Recoveries)	Average Loans	Ratio of Annualized Net Charge-offs (Recoveries) to Average Loans
2021
Commercial	$6,797	$2,178,362	0.31%
Mortgage warehouse	—	906,675	—
Real estate:
Commercial	375	6,374,508	0.01
Commercial construction, land and land development	126	1,190,934	0.01
Residential	(7)	1,340,382	—
Single family interim construction	—	345,397	—
Agricultural	—	85,316	—
Consumer	129	80,067	0.16
Total	$7,420	$12,501,641	0.06%
2020
Commercial	$5,558	$2,297,372	0.24%
Mortgage warehouse	—	819,049	—
Real estate:
Commercial	731	5,931,040	0.01
Commercial construction, land and land development	—	1,278,162	—
Residential	—	1,506,257	—
Single family interim construction	82	347,954	0.02
Agricultural	—	90,483	—
Consumer	263	59,648	0.44
Total	$6,634	$12,329,965	0.05%
2019
Commercial	$7,619	$1,854,282	0.41%
Mortgage warehouse	—	354,313	—
Real estate:
Commercial	(1)	5,778,668	—
Commercial construction, land and land development	—	1,139,327	—
Residential	140	1,528,974	0.01
Single family interim construction	3	371,527	—
Agricultural	—	100,038	—
Consumer	385	52,032	0.74
Total	$8,146	$11,179,161	0.07%
For the year ended December 31, 2021, net charge-offs totaled $7.4 million, which is 0.06% of the Company's average loans outstanding during the period, compared to net charge-offs of $6.6 million, or 0.05% of average loans for the year ended December 31, 2020. The majority of the charge-offs were concentrated in the commercial portfolio, which is consistent with prior years. Commercial charge-offs in 2021 primarily consist of two commercial loan charge-offs totaling $2.5 million and $3.4 million relating to an acquired PCD leasing portfolio, which were fully reserved through purchase accounting adjustments at acquisition and transitioned to the loan allowance under CECL.

The majority of the 2020 charge-offs consisted of a $3.5 million energy charge-off and $1.7 million total charge-offs on two commercial relationships. The remainder of net charge-off activity were due to individually insignificant transactions.
Allowance for Credit Losses - Off-Balance Sheet Credit Exposures
The allowance for credit losses on off-balance sheet credit exposures is calculated under the CECL model, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. Off-balance sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed in Note 14. Off-Balance Sheet Arrangements, Commitments and Contingencies. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur based on historical utilization rates. At December 31, 2021, the allowance for credit losses on off-balance sheet credit exposures was $4.7 million. There was no allowance for credit losses on off-balance sheet exposures as of December 31, 2020 under the Company's prior loss methodology.

Securities Available for Sale
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit, interest rate and duration risk. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions. Refer to Note 4. Securities Available for Sale for more details on the Company's security portfolio.
The fair value of securities available for sale increased $853.0 million, or 73.9% to $2.0 billion at December 31, 2021 from $1.2 billion at December 31, 2020. The increase was a result of deploying excess liquidity into higher yielding assets to contribute to overall earnings for the Company. Securities represented 10.7% and 6.5% of the Company’s total assets at December 31, 2021 and 2020, respectively.
Net gains of $13 thousand, $382 thousand and $275 thousand were recognized on the sale of securities for the years ended December 31, 2021, 2020 and 2019, respectively.
Certain investment securities are valued at less than their amortized cost. At December 31, 2021, the Company's review of all available for sale securities at an unrealized loss position determined that the losses resulted from factors not related to credit quality. This conclusion is based on the Company's analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors for each security type in the portfolio. The unrealized losses are generally due to increases in market interest rates. Furthermore, the Company has the intent to hold these securities until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their cost basis. The fair value is expected to recover as the securities approach their maturity date. As such, there is no allowance for credit losses on available for sale securities recognized as of December 31, 2021.
Residential pass through securities (mortgage-backed securities) are securities that have been developed by pooling a number of real estate mortgages that are principally issued by federal agencies. These securities are deemed to have high credit ratings, and minimum regular monthly cash flows of principal and interest are guaranteed by the issuing agencies. Unlike U.S. treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Premiums and discounts on mortgage-backed securities are amortized over the expected life of the security and may be impacted by prepayments. As such, mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because home owners tend to refinance their mortgages resulting in prepayments and an acceleration of premium amortization. Securities purchased at a discount will generally obtain higher net yields in a decreasing interest rate environment as prepayments result in acceleration of discount accretion.

The following table sets forth the amount, scheduled maturities and weighted average yields for the Company’s investment portfolio as of December 31, 2021:

(dollars in thousands)	Amount	Weighted Average Yield (1)
U.S. treasury securities
Maturing within one year	$—	—%
Maturing in one to five years	98,521	1.44
Maturing in five to ten years	76,475	1.24
Maturing after ten years	—	—
Total U.S. treasury securities	$174,996	1.35%

Government agency securities
Maturing within one year	$14,302	2.13%
Maturing in one to five years	21,300	1.69
Maturing in five to ten years	264,750	1.45
Maturing after ten years	144,323	1.83
Total government agency securities	$444,675	1.61%

Obligations of state and municipal subdivisions
Maturing within one year	$13,149	2.82%
Maturing in one to five years	81,807	2.92
Maturing in five to ten years	86,971	2.93
Maturing after ten years	250,833	2.48
Total obligations of state and municipal subdivisions	$432,760	2.67%

Corporate bonds
Maturing within one year	$4,075	3.81%
Maturing in one to five years	—	—
Maturing in five to ten years	30,721	4.16
Maturing after ten years	—	—
Total corporate bonds	$34,796	4.12%

Residential pass through securities
Maturing within one year	$5,075	2.95%
Maturing in one to five years	30,400	2.62
Maturing in five to ten years	86,323	2.02
Maturing after ten years	796,752	1.78
Total residential pass through securities	$918,550	1.84%

Other securities
Maturing within one year	$—	—%
Maturing in one to five years	850	2.29
Maturing in five to ten years	100	2.00
Maturing after ten years	—	—
Total other securities	$950	2.21%
Total investment securities	$2,006,727	1.95%
(1) Yields are based on amortized cost and calculated on a tax-equivalent basis assuming a 21% tax rate

Cash and Cash Equivalents
Cash and cash equivalents increased by $794.5 million, or 43.8% to $2.6 billion at December 31, 2021 from $1.8 billion at December 31, 2020, of which $2.0 billion was held with the Federal Reserve Bank at year end 2021. Cash and cash equivalent balances can vary due to cash needs and volatility of several large title company and commercial accounts. Balances as of December 31, 2021 is due to organic deposit growth during the year over year period.
Liabilities
Total liabilities increased $917.9 million, or 6.0%, to $16.2 billion as of December 31, 2021, from $15.2 billion as of December 31, 2020 with significant components discussed below.
Deposits
Total deposits increased $1.2 billion, or 8.0%, to $15.6 billion as of December 31, 2021 from $14.4 billion as of December 31, 2020. The increase is due to organic growth. Noninterest-bearing demand deposits totaled $5.1 billion, or 32.6% of total deposits, as of December 31, 2021, compared with $4.2 billion, or 28.9% of total deposits, as of December 31, 2020. The total cost of deposits decreased 30 basis points from 0.59% for the year ended December 31, 2020 to 0.29% for the year ended December 31, 2021. The average cost of interest-bearing deposits was 0.42% per annum for 2021 compared with 0.83% for 2020. The decrease in cost of funds is primarily due to decreased funding costs.
Brokered deposits totaled $909.7 million and $1.5 billion at December 31, 2021 and 2020, respectively. The decrease in brokered deposits is consistent with management's intent to reduce excess liquidity due to core deposit growth during the year.
The following table summarizes the Company’s average deposit balances and weighted average rates for the periods presented:

	For the Years Ended December 31,
	2021		2020		2019
(dollars in thousands)	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Deposit Type
Noninterest-bearing demand accounts	$4,675,667	—%	$3,736,230	—%	$3,139,805	—%
Interest-bearing checking accounts	5,967,655	0.38	4,577,137	0.62	3,953,986	1.12
Savings accounts	711,401	0.15	607,996	0.18	540,741	0.25
Money market accounts	2,584,386	0.53	2,368,980	0.89	2,047,554	1.99
Certificates of deposit, including individual retirement accounts (IRA)	1,269,736	0.55	1,645,014	1.57	1,795,391	2.06
Total deposits	$15,208,845	0.29%	$12,935,357	0.59%	$11,477,477	1.08%
The following table sets forth the maturity of time deposits (including IRA deposits) greater than $250 thousand as of December 31, 2021:

	Maturity within:
(dollars in thousands)	Three Months	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
Individual retirement accounts	$475	$1,533	$3,974	$1,118	$7,100
Certificates of deposit (excluding CDARS)	150,863	157,512	160,041	46,757	515,173
Total	$151,338	$159,045	$164,015	$47,875	$522,273
The estimated amount of uninsured and uncollateralized deposits including related accrued interest is approximately $8.9 billion and $7.7 billion as of December 31, 2021 and 2020, respectively.

FHLB Advances
The Company’s FHLB borrowings totaled $150.0 million as of December 31, 2021, compared with $375.0 million as of December 31, 2020. The decrease included the early termination and payoff of two advances totaling $200.0 million during 2021 that were scheduled to mature in 2023. The early payoff resulted in reductions related to both the Company's excess liquidity and total interest expense. The prepayment penalty on the early termination was $48 thousand and is included in interest expense in 2021. See further details of FHLB advances, including collateral and letters of credit in Note 9. Federal Home Loan Bank Advances.
Other Borrowings
As of December 31, 2021 and 2020, the Company had $266.4 million and $305.7 million, respectively, of long-term indebtedness (other than FHLB advances and junior subordinated debentures) outstanding, which included subordinated debentures. The decrease from December 31, 2020 to December 31, 2021 was due to the Company redeeming $40.0 million of subordinated debentures during third quarter 2021. In addition, the Company had $17.0 million and $6.5 million of short-term borrowings outstanding on its $100.0 million revolving line of credit as of December 31, 2021 and 2020, respectively. The line was subsequently paid off in 2022 and there are no borrowings outstanding as of February 25, 2022. See Note 10. Other Borrowings for further details of the Company's other borrowings.

Capital Resources and Liquidity Management
Capital Resources
The Company’s stockholders’ equity is influenced by the Company’s earnings, the sales and redemptions of common stock that the Company makes, stock based compensation expense, the dividends the Company pays on its common stock, and, to a lesser extent, any changes in other comprehensive income relating to available for sale securities and cash flow hedges.
Total stockholder’s equity was $2.6 billion at December 31, 2021, compared with $2.5 billion at December 31, 2020, an increase of approximately $61.3 million. The increase was primarily due to net income earned for the year totaling $224.8 million, stock based compensation of $10.7 million offset by the day-one CECL transition adjustment to retained earnings of $53.9 million, a decrease of $31.1 million in other comprehensive income (loss), stock repurchased by the Company totaling $32.1 million and dividends paid of $57.1 million.
Regulatory Capital Requirements
The Company’s capital management consists of providing equity to support the Company’s current and future operations. The Company is subject to various regulatory capital requirements administered by state and federal banking agencies, including the TDB, Federal Reserve and the FDIC. Failure to meet minimum capital requirements may prompt certain actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s financial condition and results of operations. Please refer to Note 20. Regulatory Matters, in the notes to the Company's audited consolidated financial statements included elsewhere in this report for additional details.
Stock Repurchase Program. From time to time, the Company's board of directors has authorized stock repurchase programs which allow the Company to purchase its common stock generally over a one-year period at various prices in the open market or in privately negotiated transactions. During 2021, the Company repurchased 419,098 shares at a total cost of $29.2 million and 109,548 shares of Company stock at a total cost of $5.7 million during 2020. In December 2021, upon the expiration of the current plan, the Company's board established the 2022 Stock Repurchase Plan, which provides for the repurchase of up to $160.0 million of common stock through December 31, 2022. No shares have been repurchased under the 2022 Plan through February 23, 2022. Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, in this report for additional information.

Liquidity Management
Liquidity refers to the measure of the Company’s ability to meet current and future cash flow requirements as they become due, while at the same time meeting the Company’s operating, capital and strategic cash flow needs, all at a reasonable cost. The Company’s asset and liability management policy is intended to maintain adequate liquidity and, therefore, enhance the Company’s ability to raise funds to support asset growth, meet deposit withdrawals and lending needs, maintain reserve requirements, and otherwise sustain operations. The Company accomplishes this through management of the maturities of the Company’s interest-earning assets and interest-bearing liabilities. The Company believes that the Company’s present position is adequate to meet the Company’s current and future liquidity needs.
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
In addition to the liquidity provided by the sources described above, the Company maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. The Company's $100.0 million line of credit also provides an additional source of liquidity. Under this agreement, the Company is required to meet certain financial covenants on a quarterly basis, which includes maintaining $5.0 million in cash at Independent Bank Group and meeting minimum capital ratios. The line also bears a non-usage fee of 0.30% per year on the unused commitment at the end of each fiscal quarter. See Note 10. Other Borrowings for more details of the Company's borrowings.
In the ordinary course of the Company’s operations, the Company has entered into certain contractual obligations and has made other commitments to make future payments. The Company believes that it will be able to meet its contractual obligations as they come due through the maintenance of adequate cash levels. The Company expects to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity and continued deposit gathering activities. The Company has in place various borrowing mechanisms for both short-term and long-term liquidity needs. Refer to the accompanying notes to consolidated financial statements elsewhere in this report for the expected timing of such obligations as of December 31, 2021. These include payments related to (a) time deposits with stated maturity dates (Note 8. Deposits), (b) short and long term borrowings (Note 9. Federal Home Loan Bank Advances, Note 10. Other Borrowings and Note 11. Junior Subordinated Debentures), (c) operating leases (Note 12. Leases) and (d) commitments to extend credit and standby letters of credit (Note 14. Off-Balance Sheet Arrangements, Commitments and Contingencies).
In addition, as mentioned in Item 2. Properties, phase 2 of the corporate headquarters is under construction. The new facility, which will serve as the Company's operation center, is expected to be completed mid-year 2022. The approximately 198,000 square-foot, six story facility is estimated to cost approximately $75.0 million. At December 31, 2021, the project's estimated remaining costs were approximately $35.0 million.
The Company is a corporation separate and apart from the Bank and, therefore, the Company must provide for the Company’s own liquidity. The Company’s main source of funding is dividends declared and paid to the Company by the Bank. Statutory and regulatory limitations exist that affect the ability of the Bank to pay dividends to the Company. Management believes that these limitations will not impact the Company’s ability to meet the Company’s ongoing short-term cash obligations. For additional information regarding dividend restrictions, see “Supervision and Regulation” under Part I, Item 1. “Business.”
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
Accounting policies, as described in detail in the notes to the Company’s audited consolidated financial statements are an integral part of the Company’s financial statements. A thorough understanding of these accounting policies is essential when reviewing the Company’s reported results of operations and the Company’s financial position. The Company has deemed the accounting policy and estimate discussed below as most critical and require the Company to make difficult, subjective or complex judgments about matters that are inherently uncertain. Changes in these estimates, that are likely to occur from period to period, or the use of different estimates that the Company could have reasonably used in the current period, would have a material impact on the Company’s financial position, results of operations or liquidity. The Company has other significant accounting policies and continues to evaluate the materiality of their impact on its consolidated financial statements, but management believes these other policies either do not generally require them to make estimates and judgments that are difficult or subjective, or it is less likely they would have a material impact on the Company's reported results for a given period.

Allowance For Credit Losses. Management considers policies related to the allowance for credit losses on financial instruments, including loans and off-balance sheet credit exposures, to be critical to the financial statements. As discussed in Note 2. Recent Accounting Standards, the Company's policies related to allowance for credit losses changed on January 1, 2021 in connection with the adoption of a new accounting standard ASC 326, Financial Instruments - Credit Losses. In accordance with ASC 326, the allowance for credit losses on loans is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans are charged against the allowance for credit losses when management believes that collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance is increased (decreased) by provisions (or reversals of) reported in the income statement as a component of provisions for credit loss. Under the new guidance, the allowance for credit losses on off-balance sheet credit exposures is a liability account representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit.
The amount of each allowance account represents management's best estimate of current expected credit losses on such financial instruments using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, credit quality, or term as well as for changes in environmental conditions, such as changes in unemployment rates, gross domestic product, property values or other relevant factors. The Company utilizes Moody’s Analytics economic forecast scenarios and assigns probability weighting to those scenarios which best reflect management’s views on the economic forecast.
The allowance for credit losses for loans is measured on a collective basis for portfolios of loans when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. For determining the appropriate allowance for credit losses on a collective basis, the loan portfolio is segmented into pools based upon similar risk characteristics and a lifetime loss-rate model is utilized. The measurement of expected credit losses is impacted by loan/borrower attributes and certain macroeconomic variables. Management has determined that they are reasonably able to forecast the macroeconomic variables used in the modeling processes with an acceptable degree of confidence for a total of two years then encompassing a reversion process whereby the forecasted macroeconomic variables are reverted to their historical mean utilizing a rational, systematic basis. Management qualitatively adjusts model results for risk factors that are not considered within the modeling processes but are nonetheless relevant in assessing the expected credit losses within the loan pools. These qualitative factor (Q-Factor) adjustments may increase or decrease management's estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk.
Due to the subjective nature of these estimates in general and more so due to the multiple, complex variables used in the calculation, the estimate for determining current expected credit losses is subject to uncertainty. The various components of the calculation require significant management judgement and certain assumptions are highly subjective. Volatility in certain credit metrics and variations between expected and actual outcomes are likely.
Further information regarding Company policies and methodology used to estimate the allowance for credit losses is presented in Note 1. Summary of Significant Accounting Policies and Note 5. Loans, Net and Allowance for Credit Losses on Loans and Note 14. Off-Balance Sheet Arrangements, Commitments and Contingencies.

Recently Issued Accounting Standards
The Company has evaluated new accounting standards that have recently been issued and have determined that there are no new accounting standards that should be described in this section that will materially impact the Company’s operations, financial condition or liquidity in future periods. Refer to Note 2. Recent Accounting Standards, of the Company’s audited consolidated financial statements for a discussion of recent accounting standards and their expected impact on the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk refers to the risk of loss arising from adverse changes in interest rates, foreign currency exchange rates, commodity prices, and other relevant market rates and prices, such as equity prices. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows, and future earnings. Due to the nature of our operations, we are primarily exposed to interest rate risk.
Asset/Liability Management and Interest Rate Risk
The principal objective of the Company’s asset and liability management function is to evaluate the interest rate risk within the balance sheet and pursue a controlled assumption of interest rate risk while maximizing net income and preserving adequate levels of liquidity and capital. The Risk Oversight Committee of the Board of Directors has oversight of the asset and liability management function, which is managed by the Company’s Treasurer. The Treasurer meets with the Company’s Chief Financial Officer and senior executive management team regularly to review, among other things, the sensitivity of the Company’s assets and liabilities to market interest rate changes, local and national market conditions and market interest rates. That Committee also reviews the liquidity, capital, deposit mix, loan mix and investment positions of the Company.
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
The Company’s interest rate risk model indicated that it was in an asset sensitive position in terms of interest rate sensitivity as of December 31, 2021. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income based on the interest rate risk model as of December 31, 2021:

Hypothetical Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
200	13.16%
100	6.36
(100)	(4.18)
The Company's model indicates that its projected balance sheet at December 31, 2021 is more asset sensitive in comparison to its balance sheet as of December 31, 2020. The shift to a more asset sensitive position was primarily due to an increase in the relative proportion of interest bearing cash accounts (primarily amounts held in an interest-bearing account at the Federal Reserve). Interest-bearing cash accounts are more immediately impacted by changes in interest rates in comparison to our other categories of earning assets.

These are good faith estimates and assume that the composition of the Company’s interest sensitive assets and liabilities existing at each year-end and is based on future maturities and market pricing over the relevant twelve-month measurement period and that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. Also, this analysis does not contemplate any actions that the Company might undertake in response to changes in market interest rates. The Company believes these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities re-price in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, the Company anticipates that our future results will likely be different from the foregoing estimates, and such differences could be material.
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
As part of the Company’s asset/liability management strategy, the Company’s management has emphasized the origination of shorter duration loans to limit the negative exposure to rate changes. The average duration of the loan portfolio is just over two years. The Company’s strategy with respect to liabilities has been to emphasize transaction accounts, particularly noninterest or low interest-bearing non-maturing deposit accounts, which are less sensitive to changes in interest rates. In response to this strategy, non-maturing deposit accounts have been a large portion of total deposits and totaled 93.2% and 90.2% of total deposits as of December 31, 2021 and 2020, respectively. The Company had brokered deposits, including CDARS totaling $909.7 million and $1.5 billion, at December 31, 2021 and 2020, respectively. The Company intends to focus on the strategy of increasing noninterest or low interest-bearing non-maturing deposit accounts, but may consider the use of brokered deposits as a stable source of lower cost funding.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements, the reports thereon, the notes thereto and supplementary data commence at page 78 of this Annual Report on Form 10-K.
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

As of December 31, 2021, management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission (2013 framework). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting, as of December 31, 2021, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Attestation report of the registered public accounting firm. The Company’s independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K has issued an attestation report on the Company’s internal control over financial reporting. The attestation report of RSM US LLP, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2021, appears below.

Report of Independent Registered Public Accounting Firm

Opinion on the Internal Control Over Financial Reporting
We have audited Independent Bank Group, Inc.'s (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, and the related statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and our report dated February 25, 2022 expressed an unqualified opinion.

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

/s/ RSM US LLP

Dallas, Texas
February 25, 2022

ITEM 9B. OTHER INFORMATION
On February 24, 2022, the Company amended Section 2(i) of the Change In Control Agreement by and between the Company and Daniel W. Brooks dated July 26, 2016 and the Change In Control Agreement by and between Michael B. Hobbs dated December 11, 2020. The modification changes the multiplier used to determine the lump sum cash payment from two (2) times to two and a half (2.5) times.
In addition, on February 24, 2022, the Company's Board of Directors determined that its 2022 Annual Meeting of Shareholders (the "2022 Annual Meeting") will be held on May 26, 2022 at 2:30 p.m. Central Time. The 2022 Annual Meeting will be held in a virtual format. The Board has established the record date for the 2022 Annual Meeting of April 8, 2022. Shareholder proposals intended to be presented under Rule 14a-8 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for inclusion in the Company’s proxy statement and accompanying proxy for the 2022 Annual Meeting must be received by the Corporate Secretary of the Company, at 7777 Henneman Way, McKinney, Texas 75070; fax (972) 562-5496; e-mail nmetcalf@ibtx.com, on or before the close of business on March 12, 2022, which the Company has determined to be a reasonable time before it expects to begin to print and send its proxy materials. Any such proposal must also meet the requirements set forth in the rules and regulations of the Securities and Exchange Commission in order to be eligible for inclusion in the proxy materials for the 2022 Annual Meeting. The March 12, 2022 deadline also will apply in determining whether notice of a shareholder proposal is timely for purposes of exercising discretionary voting authority with respect to proxies under Rule 14a-4(c) of the Exchange Act. In addition, shareholders of the Company who wish to bring business before the 2022 Annual Meeting outside of Rule 14a-8 of the Exchange Act or to nominate a person for election as a director must ensure that written notice of such proposal or nomination is received by the Company’s Corporate Secretary at the address specified above no later than the close of business on March 12, 2022. Any such proposal or nomination must meet the requirements set forth in the Company’s bylaws in order to be brought before the 2022 Annual Meeting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is incorporated herein by reference to the information under the captions “Election of Directors,” “Our Board of Directors,” “Identification & Evaluation of Director Candidates,” “Nominee for Election,” “Continuing Directors,” “Executive Officers,” “Board Governance,” “Stock Ownership of Directors, Nominees, Executive Officers and Principal Shareholders,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its 2022 Annual Meeting of Shareholders (the “2022 Proxy Statement”) to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated herein by reference to the information under the caption "Compensation Discussion & Analysis” in the 2022 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Certain information required by this Item 12 is included under “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The other information required by this Item is incorporated herein by reference to the information under the caption “Stock Ownership of Directors, Nominees, Executive Officers and Principal Shareholders” in the 2022 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated herein by reference to the information under the captions “Election of Directors,” “Board Governance-Director Independence” and “Related Person and Certain Other Transactions” in the 2022 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is RSM US LLP, Dallas, Texas, Auditor Firm ID: 49.
The information required by this Item 14 is incorporated herein by reference to the information under the caption “Fees Paid to Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policies and Procedures” in the 2022 Proxy Statement.

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

3.5	Fifth Amended and Restated Bylaws of Independent Bank Group, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 10-Q filed with the SEC on October 28, 2021)
3.6
Certificate of Merger, dated January 2, 2014, of Live Oak Financial Corp. with and into Independent Bank Group, Inc. (incorporated herein by reference to Exhibit 3.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-196627 filed with the SEC on June 25, 2014 (the “Form S-3 Registration Statement”))

3.7
Certificate of Merger, dated April 15, 2014, of BOH Holdings, Inc. with and into Independent Bank Group, Inc. (incorporated herein by reference to Exhibit 3.6 to Amendment No. 1 to the Form S-3 Registration Statement filed with the SEC on June 25, 2014)

3.8
Certificate of Merger, dated September 30, 2014, of Houston City Bancshares, Inc. with and into Independent Bank Group, Inc. (incorporated by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2015, filed with the SEC on July 31, 2015)

3.9
Certificate of Merger, dated March 31, 2017, of Carlile Bancshares, Inc. with and into Independent Bank Group, Inc. (incorporated by reference to Exhibit 3.8 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2017 filed with the SEC on April 27, 2017)

3.10
Certificate of Merger, dated October 23, 2017, of Washington Investment Company with and into Independent Bank Group, Inc. (incorporated by reference to Exhibit 3.9 to the Registrant’s Current Report on Form 10-Q filed with the SEC on July 26, 2018)

3.11
Certificate of Merger, dated May 31, 2018, of Integrity Bancshares, Inc. with and into Independent Bank Group, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 10-Q filed with the SEC on July 26, 2018)

3.12
Certificate of Merger, dated December 27, 2018, but effective January 1, 2019, of Guaranty Bancorp with and into Independent Bank Group, Inc. (incorporated herein by reference to Exhibit 3.10 to the Company’s Annual Report on Form 10-K for the year December 31, 2018, filed with the SEC on February 28, 2019)

4.1
Form of certificate representing shares of the Company’s common stock (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Form S-1 Registration Statement filed with the SEC on March 18, 2013)

4.2
Subordinated Debt Indenture, dated as of June 25, 2014, between Independent Bank Group, Inc. and Wells Fargo Bank, National Association, in its capacity as Indenture Trustee (incorporated herein by reference to Exhibit 4.6 to Amendment No. 1 to the S‑3 Registration Statement filed with the SEC on June 25, 2014)

4.3
First Supplemental Indenture, dated as of July 17, 2014, between Independent Bank Group, Inc. and Wells Fargo Bank, National Association, in its capacity as Indenture Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated July 17, 2014)

4.4
Second Supplemental Indenture, dated as of December 19, 2017, between Independent Bank Group, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8‑K, dated December 19, 2017)

4.5
Third Supplemental Indenture, dated as of September 10, 2020, between Independent Bank Group, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated September 15, 2020)

4.6
Form of Global Note to represent the 5.875% Subordinated Notes due August 1, 2024, of the Company (incorporated herein by reference to Exhibit 4.5 in the Company’s Quarterly Report on Form 10‑Q, for the quarter ended September 30, 2017, filed with the SEC on October 26, 2017)

4.7
Form of Global Note to represent the 5.875% Subordinated Notes due August 1, 2024, of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated June 22, 2016)

4.8
Form of 5.00% Fixed-to-Floating Rate Subordinated Note due December 31, 2027 (incorporated by reference to Exhibit 4.2 to Independent Bank Group, Inc.’s Current Report on Form 8-K dated December 19, 2017)

4.9
Form of 4.00% Fixed-to-Floating Rate Subordinated Notes due 2030 (incorporated by reference to Exhibit 4.3 (included in exhibit 4.2) to the Company’s Current Report on Form 8-K dated September 15, 2020)

4.10	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.14 to the Company's Annual Report on Form 10-K for the Year ended December 31, 2020 filed with the SEC on March 1, 2021)
The other instruments defining the rights of holders of the long-term debt securities of the Company and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.

4.11
Fifth Amendment to Independent Bank 401(k) Profit Sharing Plan ((incorporated by reference to Exhibit 4.15 to the Company's Annual Report on Form 10-K for the Year ended December 31, 2020 filed with the SEC on March 1, 2021)

4.12
Amendment (Final Hardship Law Changes) to Independent Bank 401(k) Profit Sharing Plan, dated April 28, 2021 (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2021 filed with the SEC on July 28, 2021)

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
Form of Restricted Stock Agreement for restricted stock grants with ratable vesting (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2020, filed with the SEC on October 29, 2020)

10.3(f)
Form of Performance Restricted Stock Unit Agreement for performance based restricted stock units granted to executive officers on January 28, 2021 (incorporated by the reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2021 filed with the SEC on April 29, 2021)

10.3(g)
Form of Restricted Stock Agreement for Directors under the Independent Bank Group 2013 Equity Incentive Plan for grants made to directors on June 3, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2021, filed with the SEC on July 28, 2021)

10.4(a)
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
Second Amendment to Credit Agreement between Independent Bank Group, Inc. and U.S. Bank National Association, dated January 17, 2021 (incorporated by reference to Exhibit 10.4(e) to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2020 filed with the SEC on March 1, 2021)

10.4(f)	Third Amendment to Credit Agreement between Independent Bank Group, Inc. and U.S. Bank National Association, dated January 17, 2022*
10.4(g)	Fourth Amendment to Credit Agreement between Independent Bank Group, Inc. and U.S Bank National Associated, dated February 16, 2022*
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
10.7
Separation Agreement between Brian Hobart, Independent Bank and Independent Bank Group, Inc., dated November 11, 2019 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated November 11, 2019)

10.8
Employment Agreement by and between Independent Bank Group, Inc. and John G. Turpen dated July 15, 2021(incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2021 filed with the SEC on October 28, 2021)

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
(b)    Exhibits. See the exhibit list included in Item 15(a)3 of this Annual Report on Form 10-K.
(c)    Financial Statement Schedules. See Item 15(a)2 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Independent Bank Group, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Independent Bank Group, Inc. and its subsidiaries (the Company) as of December 31, 2021, and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 25, 2022 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Adoption of New Accounting Standard
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for credit losses on financial instruments in 2021 due to the adoption of Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans
As described in Notes 1 and 5 of the consolidated financial statements, the Company’s allowance for credit losses on loans totaled $148.7 million as of December 31, 2021. The allowance for credit losses on loans is measured on a collective basis for portfolios of loans when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. For determining the appropriate allowance for credit losses on a collective basis, the loan portfolio is segmented into pools based upon similar risk characteristics and a lifetime loss-rate model is utilized. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, credit quality, or term as well as changes in environmental conditions, such as changes in unemployment rates, gross domestic product, property values or other relevant factors. Management has determined that they are reasonably able to forecast the macroeconomic variables used in the modeling processes with an acceptable degree of confidence for a total of two years then encompassing a reversion process whereby the forecasted macroeconomic variables are reverted to their historical mean utilizing a rational, systematic basis. Management qualitatively adjusts model results for risk factors that are not considered within the modeling processes but are nonetheless relevant in assessing the expected credit losses within the loan pools. These qualitative factor adjustments may increase or decrease management's estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk. The determination of the forecasts and qualitative factors requires a significant amount of judgment by management and the estimate is highly sensitive to changes in significant assumptions.

We identified the determination of forecasts and qualitative factors applied to the allowance for credit losses on loans as a critical audit matter because auditing the forecasts and qualitative factors required a high degree of auditor judgment, as the estimate is highly sensitive to changes in significant assumptions.

Our audit procedures related to the forecasts and qualitative factors applied to the allowance for credit losses on loans included the following, among others:

•We obtained an understanding of the relevant controls related to the development of forecasts and qualitative factors and tested such controls for design and operating effectiveness, including controls over management’s establishment, review and approval of the forecasts and qualitative factors and data used in determining the forecasts and qualitative factors.
•We tested management’s process and evaluated the reasonableness of their judgements and assumptions to develop the forecasts and qualitative factors, which included:
◦Testing the accuracy of the data inputs used by management as a basis for the forecasts and qualitative factors by comparing to internal and external source data and assessing the reasonableness of the magnitude and directional consistency of the adjustments for such.
◦Evaluating whether management’s conclusions were consistent with Company provided internal data and external or independently sourced data, and agreeing the impact to the allowance calculation.

/s/ RSM US LLP

We have served as the Company's auditor since 2001.

Dallas, Texas
February 25, 2022

Independent Bank Group, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2021 and 2020
(Dollars in thousands, except share information)

	December 31,
Assets	2021	2020
Cash and due from banks	$243,926	$250,485
Interest-bearing deposits in other banks	2,364,518	1,563,502
Cash and cash equivalents	2,608,444	1,813,987
Certificates of deposit held in other banks	3,245	4,482
Securities available for sale, at fair value	2,006,727	1,153,693
Loans held for sale (includes $28,249 and $71,769 carried at fair value, respectively)	32,124	82,647
Loans, net of allowance for credit losses of $148,706 and $87,820, respectively	12,290,740	12,978,238
Premises and equipment, net	308,023	249,467
Other real estate owned	—	475
Federal Home Loan Bank (FHLB) of Dallas stock and other restricted stock	21,573	20,305
Bank-owned life insurance (BOLI)	235,637	220,428
Deferred tax asset	26,178	3,933
Goodwill	994,021	994,021
Other intangible assets, net	75,490	88,070
Other assets	130,446	143,730
Total assets	$18,732,648	$17,753,476

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$5,066,588	$4,164,800
Interest-bearing	10,487,320	10,234,127
Total deposits	15,553,908	14,398,927
FHLB advances	150,000	375,000
Other borrowings	283,371	312,175
Junior subordinated debentures	54,221	54,023
Other liabilities	114,498	97,980
Total liabilities	16,155,998	15,238,105
Commitments and contingencies
Stockholders’ equity:
Preferred stock (0 and 0 shares outstanding, respectively)	—	—
Common stock (42,756,234 and 43,137,104 shares outstanding, respectively)	428	431
Additional paid-in capital	1,945,497	1,934,807
Retained earnings	625,484	543,800
Accumulated other comprehensive income	5,241	36,333
Total stockholders’ equity	2,576,650	2,515,371
Total liabilities and stockholders’ equity	$18,732,648	$17,753,476
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2021, 2020 and 2019
(Dollars in thousands, except per share information)

	Years Ended December 31,
	2021	2020	2019
Interest income:
Interest and fees on loans	$547,931	$579,085	$611,589
Interest on taxable securities	22,754	19,150	21,324
Interest on nontaxable securities	8,344	8,472	8,482
Interest on interest-bearing deposits and other	4,533	4,799	11,537
Total interest income	583,562	611,506	652,932
Interest expense:
Interest on deposits	44,199	76,266	123,384
Interest on FHLB advances	2,038	4,170	10,173
Interest on other borrowings	15,247	12,462	11,590
Interest on junior subordinated debentures	1,756	2,162	3,028
Total interest expense	63,240	95,060	148,175
Net interest income	520,322	516,446	504,757
Provision for credit losses	(9,000)	42,993	14,805
Net interest income after provision for credit losses	529,322	473,453	489,952
Noninterest income:
Service charges on deposit accounts	9,842	9,303	12,145
Investment management fees	8,586	7,546	9,330
Mortgage banking revenue	23,157	36,491	15,461
Mortgage warehouse purchase program fees	6,908	6,088	3,287
Gain on sale of loans	56	356	6,779
Gain on sale of branches	—	—	1,549
Gain on sale of trust business	—	—	1,319
Gain (loss) on sale of other real estate	63	(36)	875
Gain on sale of securities available for sale	13	382	275
(Loss) gain on sale and disposal of premises and equipment	(304)	370	(585)
Increase in cash surrender value of BOLI	5,209	5,347	5,525
Other	12,987	19,216	22,216
Total noninterest income	66,517	85,063	78,176
Noninterest expense:
Salaries and employee benefits	180,336	157,540	162,683
Occupancy	40,688	39,210	37,654
Communications and technology	22,355	23,113	22,248
FDIC assessment	5,865	6,912	1,065
Advertising and public relations	1,097	2,416	2,527
Other real estate owned expenses, net	4	487	418
Impairment of other real estate	—	784	1,801
Amortization of other intangible assets	12,580	12,671	12,880
Professional fees	15,530	12,630	7,936
Acquisition expense, including legal	—	16,225	33,445
Other	35,151	34,146	39,207
Total noninterest expense	313,606	306,134	321,864
Income before taxes	282,233	252,382	246,264
Income tax expense	57,483	51,173	53,528
Net income	$224,750	$201,209	$192,736
Basic earnings per share	$5.22	$4.67	$4.46
Diluted earnings per share	$5.21	$4.67	$4.46
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2021, 2020 and 2019
(Dollars in thousands)

	Years Ended December 31,
	2021	2020	2019
Net income	$224,750	$201,209	$192,736
Other comprehensive (loss) income:
Unrealized (losses) gains on securities:
Unrealized (losses) gains arising during the period	(38,292)	21,540	35,620
Tax effect	(8,041)	4,210	7,790
Unrealized (losses) gains arising during the period, net of taxes	(30,251)	17,330	27,830
Reclassification of amount of gains realized through sale of securities	(13)	(382)	(275)
Tax effect	(3)	(75)	(60)
Reclassification of amount of gains realized through sale of securities, net of tax	(10)	(307)	(215)
Change in unrealized (losses) gains on securities, net of tax	(30,261)	17,023	27,615

Unrealized losses on derivative financial instruments:
Unrealized holding losses arising during the period	(455)	—	—
Tax effect	(96)	—	—
Unrealized losses arising during the period, net of tax	(359)	—	—
Reclassification of amount of gains recognized into income	(597)	—	—
Tax effect	(125)	—	—
Reclassification of amount of gains recognized into income, net of tax	(472)	—	—
Change in unrealized losses on derivative financial instruments	(831)	—	—
Total other comprehensive (loss) income	(31,092)	17,023	27,615
Comprehensive income	$193,658	$218,232	$220,351
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2021, 2020 and 2019
(Dollars in thousands, except for par value, share and per share information)

	Preferred Stock $0.01 Par Value 10 million shares authorized	Common Stock $0.01 Par Value 100 million shares authorized		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
		Shares	Amount
Balance, December 31, 2018	$—	30,600,582	$306	$1,317,616	$296,816	$(8,305)	$1,606,433
Cumulative effect of change in accounting principles	—	—	—	—	(926)	—	(926)
Adjusted beginning balance	—	30,600,582	306	1,317,616	295,890	(8,305)	1,605,507
Net income	—	—	—	—	192,736	—	192,736
Other comprehensive income, net of tax	—	—	—	—	—	27,615	27,615
Stock issued for acquisition of bank, net of offering costs of $804	—	13,179,748	132	600,936	—	—	601,068
Common stock repurchased	—	(952,844)	(9)	—	(51,650)	—	(51,659)
Restricted stock forfeited	—	(15,866)	—	—	—	—	—
Restricted stock granted	—	138,608	1	(1)	—	—	—
Stock based compensation expense	—	—	—	7,808	—	—	7,808
Cash dividends ($1.00 per share)	—	—	—	—	(43,302)	—	(43,302)
Balance, December 31, 2019	$—	42,950,228	$430	$1,926,359	$393,674	$19,310	$2,339,773
Net income	—	—	—	—	201,209	—	201,209
Other comprehensive income, net of tax	—	—	—	—	—	17,023	17,023
Common stock repurchased	—	(112,499)	(1)	—	(5,818)	—	(5,819)
Restricted stock forfeited	—	(10,915)	—	—	—	—	—
Restricted stock granted	—	310,290	2	(2)	—	—	—
Stock based compensation expense	—	—	—	8,450	—	—	8,450
Cash dividends ($1.05 per share)	—	—	—	—	(45,265)	—	(45,265)
Balance, December 31, 2020	$—	43,137,104	$431	$1,934,807	$543,800	$36,333	$2,515,371
Cumulative effect of change in accounting principle	—	—	—	—	(53,880)	—	(53,880)
Adjusted beginning balance	—	43,137,104	431	1,934,807	489,920	36,333	2,461,491
Net income	—	—	—	—	224,750	—	224,750
Other comprehensive loss, net of tax	—	—	—	—	—	(31,092)	(31,092)
Common stock repurchased	—	(461,068)	(4)	—	(32,128)	—	(32,132)
Restricted stock forfeited	—	(35,265)	—	—	—	—	—
Restricted stock granted	—	115,463	1	(1)	—	—	—
Stock based compensation expense	—	—	—	10,691	—	—	10,691
Cash dividends ($1.32 per share)	—	—	—	—	(57,058)	—	(57,058)
Balance, December 31, 2021	$—	42,756,234	$428	$1,945,497	$625,484	$5,241	$2,576,650
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2021, 2020 and 2019
(Dollars in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$224,750	$201,209	$192,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	12,385	12,728	11,783
Accretion income recognized on acquired loans	(21,174)	(30,378)	(46,071)
Amortization of other intangibles assets	12,580	12,671	12,880
Amortization of premium on securities, net	5,226	2,892	2,671
Amortization of discount and origination costs on borrowings	894	720	633
Stock based compensation expense	10,691	8,450	7,808
Excess tax (benefit) expense on restricted stock vested	(691)	243	21
FHLB stock dividends	(128)	(567)	(854)
Loss (gain) on sale and disposal of premises and equipment	304	(370)	585
Gain on sale of loans	(56)	(356)	(6,779)
Gain on sale of branch	—	—	(1,549)
Gain on sale of trust business	—	—	(1,319)
Gain on sale of securities available for sale	(13)	(382)	(275)
(Gain) loss on sale of other real estate owned	(63)	36	(875)
Impairment of other real estate	—	784	1,801
Impairment of other assets	124	462	1,173
Deferred tax expense (benefit)	5,353	(1,633)	14,102
Provision for credit losses	(9,000)	42,993	14,805
Increase in cash surrender value of BOLI	(5,209)	(5,347)	(5,525)
Net gain on mortgage loans held for sale	(21,799)	(38,175)	(15,133)
Originations of loans held for sale	(659,536)	(901,163)	(435,076)
Proceeds from sale of loans held for sale	731,858	892,336	447,291
Net change in other assets	14,293	(35,025)	(5,878)
Net change in other liabilities	(23,356)	(7,833)	(15,636)
Net cash provided by operating activities	277,433	154,295	173,319
Cash flows from investing activities:
Proceeds from maturities, calls and paydowns of securities available for sale	7,403,109	5,507,844	5,400,634
Proceeds from sale of securities available for sale	9,294	13,862	192,417
Purchases of securities available for sale	(8,308,955)	(5,570,815)	(5,390,543)
Purchases of certificates of deposit held in other banks	—	—	(5,705)
Proceeds from maturities of certificates of deposit held in other banks	1,237	1,237	1,473
Proceeds from surrender of bank owned life insurance contracts	—	—	802
Purchase of bank owned life insurance contracts	(10,000)	—	—
Purchases of FHLB stock and other restricted stock	(1,190)	(27,037)	(9,397)
Proceeds from redemptions of FHLB stock and other restricted stock	50	37,351	34,863
Proceeds from sale of loans	3,034	19,181	90,025
Net loans originated held for investment	14,805	(674,142)	(469,023)
Originations of mortgage warehouse purchase loans	(30,418,842)	(25,833,339)	(12,835,522)
Proceeds from pay-offs of mortgage warehouse purchase loans	31,083,791	25,066,859	12,318,495
Additions to premises and equipment	(71,356)	(21,135)	(31,680)
Proceeds from sale of premises and equipment	21	2,022	2,100
Proceeds from sale of other real estate owned	538	6,724	8,207
Cash acquired in connection with acquisition	—	—	39,913
Cash paid in connection with acquisition	—	—	(9)
Selling costs paid in connection with branch sale	—	—	(144)
Net cash transferred in branch sale	—	—	(25,163)
Proceeds from sale of trust business	—	—	4,269
Net cash used in investing activities	(294,464)	(1,471,388)	(673,988)

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
Years Ended December 31, 2021, 2020 and 2019
(Dollars in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from financing activities:
Net increase in demand deposits, money market and savings accounts	1,508,335	2,871,869	876,842
Net (decrease) increase in time deposits	(353,354)	(414,278)	237,136
Repayments of FHLB advances	(225,000)	(1,550,000)	(1,807,653)
Proceeds from FHLB advances	—	1,600,000	1,700,000
Proceeds from other borrowings	75,000	156,489	65,000
Repayments of other borrowings	(104,500)	(47,086)	(40,500)
Offering costs paid in connection with acquired bank	—	—	(804)
Repurchase of common stock	(32,132)	(5,819)	(51,659)
Dividends paid	(56,861)	(45,265)	(43,302)
Net cash provided by financing activities	811,488	2,565,910	935,060
Net change in cash and cash equivalents	794,457	1,248,817	434,391
Cash and cash equivalents at beginning of period	1,813,987	565,170	130,779
Cash and cash equivalents at end of period	$2,608,444	$1,813,987	$565,170
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Note 1. Summary of Significant Accounting Policies
Nature of operations: Independent Bank Group, Inc. (IBG) through its subsidiary, Independent Bank, a Texas state banking corporation, doing business as Independent Financial (Bank) (collectively known as the Company), provides a full range of banking services to individual and corporate customers in the North, Central and Southeast, Texas areas and along the Colorado Front Range, through its various branch locations in those areas. The Company is engaged in traditional community banking activities, which include commercial and retail lending, deposit gathering, and investment and liquidity management activities. The Company’s primary deposit products are demand deposits, money market accounts and certificates of deposit, and its primary lending products are commercial business and real estate, real estate mortgage and consumer loans.
Basis of presentation: The accompanying consolidated financial statements include the accounts of IBG and all other entities in which IBG has controlling financial interest. All material intercompany transactions and balances have been eliminated in consolidation. In addition, the Company wholly-owns nine statutory business trusts that were formed for the purpose of issuing trust preferred securities and do not meet the criteria for consolidation (See Note 11. Junior Subordinated Debentures).
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
Use of estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Accordingly, actual results could differ from those estimates. The material estimates included in the financial statements relate to the allowance for credit losses, the valuation of goodwill and valuation of assets and liabilities acquired in business combinations.
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
Restricted cash: The Company maintains cash collateral balances which have been pledged to derivative counterparties and are legally restricted as to use.
Certificates of deposit: Certificates of deposit are FDIC insured deposits in other financial institutions that mature within 18 months and are carried at cost.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Securities: Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Debt securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity are classified as available for sale. Securities available for sale are reported at fair value with unrealized gains or losses reported as a separate component of other comprehensive income, net of tax. Any decision to sell a security classified as available for sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors.
The amortization of premiums and accretion of discounts, computed by the interest method generally over their contractual lives, are recognized in interest income. Premiums on callable securities are amortized to their earliest call date. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings on the trade date.
As of December 31, 2021 and 2020, all of the Company's securities were classified as available for sale.
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
Loans held for investment: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance, net of unearned interest, purchase premiums and discounts, deferred loan fees or costs and an allowance for credit losses. Loan origination fees, net of direct origination costs, are deferred and recognized as an adjustment to the related loan yield using the effective interest method without anticipating prepayments. Further information regarding the Company's accounting policies related to past due loans, non-accrual loans, collateral dependent loans and troubled-debt restructurings is presented in Note 5. Loans, Net and Allowance for Credit Losses on Loans.

Acquired loans: In accordance with ASC 326, Measurement of Credit Losses on Financial Instruments, loans acquired in connection with a business combination are recorded at their acquisition-date fair value. The allowance for credit losses related to the acquired loan portfolio is not carried over. Acquired loans are classified into two categories based on the credit risk characteristics of the underlying borrowers as either purchased credit deteriorated (PCD) loans, or loans with no evidence of credit deterioration (non-PCD).
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
Prior to January 1, 2021 as further discussed in Note 2. Recent Accounting Standards, loans acquired in a business combination that had evidence of credit impairment and for which it was probable, at acquisition, that the Company would be unable to collect all contractually required payments receivable were considered PCI. PCI loans were accounted for individually or aggregated into pools of loans based on common risk characteristics such as credit grade, loan type, and date of origination.
Allowance for credit losses: Refer to Note 2. Recent Accounting Standards for discussion of the change in methodology used to calculate the allowance for credit losses as a result of adopting of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), effective January 1, 2021.
Allowance for credit losses - loans: In accordance with ASC 326, Measurement of Credit Losses on Financial Instruments, the allowance for credit losses on loans is a valuation account that is deducted from the amortized cost basis of loans to present management's best estimate of the net amount expected to be collected. Loans, or portions thereof, are charged-off against the allowance for credit losses when management believes that collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance is increased (decreased) by provisions (or reversals of) reported in the income statement as a component of provision for credit losses. Management has made the accounting policy election to exclude accrued interest receivable on loans from the estimate of credit losses and reports accrued interest separately in other assets in the consolidated balance sheets. Further information regarding Company policies and methodology used to estimate the allowance for credit losses on loans is presented in Note 5. Loans, Net and Allowance for Credit Losses on Loans.
Prior to 2021, as further discussed in Note 2. Recent Accounting Standards, the allowance for credit losses on loans was a valuation account established through a provision for credit losses charged to expense, which represented management’s best estimate of inherent losses that had been incurred within the existing portfolio of loans. The allowance for credit losses on loans included allowance allocations calculated in accordance with ASC Topic 310, Receivables, and allowance allocations calculated in accordance with ASC Topic 450, Contingencies.
Allowance for credit losses - available for sale securities: For available for sale securities in an unrealized loss position, the Company first assesses whether it intends to sell or it is more-likely-than-not that it will be required to sell the securities before recovery of the amortized cost basis. If either of these criteria is met, the securities amortized cost basis is written down to fair value as a current period expense. If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making this assessment, management may consider various factors including the extent to which fair value is less than amortized cost, performance of any underlying collateral and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the security and any excess of the amortized cost basis over the present value of expected cash flows is recorded as an allowance for credit loss, limited to the amount by which the fair value is less than the amortized cost basis. Any impairment not recorded through an allowance for credit loss is recognized in other comprehensive income as a non credit-related impairment.
Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit losses. Available for sale securities are charged-off against the allowance or, in the absence of any allowance, written down through income when deemed uncollectible by management or when either of the aforementioned criteria regarding intent or requirement to sell is met.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Allowance for credit losses - held to maturity securities: The allowance for credit losses on held to maturity securities is a valuation account that is deducted from the amortized cost basis of held to maturity securities to present management's best estimate of the net amount expected to be collected. Held to maturity securities are charged-off against the allowance when deemed uncollectible by management. Adjustments to the allowance are reported in the income statement as a component of provision for credit losses. Management measures expected credit losses on held to maturity securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.
Management has made the accounting policy election to exclude accrued interest receivable on available for sale and held to maturity securities from the estimate of credit losses and report accrued interest separately in other assets in the consolidated balance sheet.
Allowance for credit losses on off-balance sheet credit exposures: The allowance for credit losses on off-balance sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if we have the unconditional right to cancel the obligation. The allowance is reported as a component of other liabilities in the consolidated balance sheets. Adjustments to the allowance are reported in the income statement as a component of provision for credit losses. Further information regarding Company policies and methodology used to estimate the allowance for credit losses on off-balance sheet credit exposures is presented in Note 14. Off-Balance Sheet Arrangements, Commitments and Contingencies.
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
Leases: The Company's leases are accounted for under ASC Topic 842, Leases. For operating leases with a term greater than one year, the Company recognizes operating right-of-use (ROU) lease assets and operating lease liabilities, which are recorded in other assets and other liabilities, respectively, in the consolidated balance sheets. The Company determines if an arrangement is a lease at inception. Operating ROU lease assets and related liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate referenced to the Federal Home Loan Bank Secure Connect advance rates for borrowings of similar terms in determining the present value of lease payments. The operating ROU lease asset also includes any lease pre-payments made and excludes lease incentives. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which the Company has elected to account for separately as the non-lease component amounts are readily determinable under most leases.
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
Goodwill and other intangible assets, net: Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Goodwill is tested for impairment annually on December 31 or on an interim basis if an event triggering impairment may have occurred. On January 1, 2020, ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment became effective for the Company as further explained in Note 2. Recent Accounting Standards. Under the guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. As of December 31, 2021, the fair value of the Company’s stock price and calculated market capitalization exceeded its carrying value.
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
Loan commitments and related financial instruments: In the ordinary course of business, the Company has entered into certain off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.
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
Comprehensive income: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. Gains and losses on available for sale securities are reclassified to net income as the gains or losses are realized upon sale of the securities. For cash flow hedges, gains and losses on the derivative(s) are recorded in accumulated other comprehensive income and subsequently reclassified into interest income in the same period that the hedged transaction affects earnings.
Fair values of financial instruments: Accounting standards define fair value, establish a framework for measuring fair value in GAAP, and require certain disclosures about fair value measurements (see Note 17. Fair Value Measurements). In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the Company's creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.

Derivative financial instruments: The Company enters into certain derivative financial instruments: interest rate lock commitments, forward mortgage-backed securities trades and interest rate swaps. The accounting for changes in fair value depends on the intended use of the derivative. Changes in fair value of derivatives designated in a qualifying hedge relationship are recorded in accumulated other comprehensive income. Changes in fair value of derivatives not designated in a qualifying hedge relationship are recognized directly in earnings. All derivatives are carried at fair value in either other assets or other liabilities. See Note 18. Derivative Financial Instruments for further information regarding Company policy.
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

•Mortgage warehouse purchase program fees - includes fees for the administration and funding of mortgage loans, as well as renewal and application fees received from mortgage originator customers through our mortgage warehouse purchase program. Revenue related to the warehouse program is recognized when the related loan interest is paid off or upon renewal or application.

•Gains/losses on the sale of other real estate owned - generally recognized when the performance obligation is complete which is typically at delivery of control over the property to the buyer at time of each real estate closing.

•Other noninterest income - includes the Company's correspondent bank earnings credit, acquired loan recoveries, other deposit fees, and merchant interchange income. The majority of these fees in other noninterest income are not subject to the requirements of ASC 606. The other deposit fees and merchant interchange income are in the scope of ASC 606, and payment for such performance obligations are generally received at the time the performance obligations are satisfied.

The Company has made no significant judgments in applying the revenue guidance prescribed in ASC 606 that affect the determination of the amount and timing of revenue from the above-described contracts with customers.
Subsequent events: Companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued. They must recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial statement preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. The Company has evaluated subsequent events through the date of filing these financial statements with the Securities and Exchange Commission (SEC) and noted no subsequent events requiring financial statement recognition or disclosure, except as disclosed in Note 22. Subsequent Events.
Earnings per share: Basic earnings per common share is calculated as net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. The unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under participating nonvested restricted stock awards as well as performance stock units (PSUs). The participating nonvested restricted stock awards were not included in dilutive shares as they were anti-dilutive for the years ended December 31, 2021, 2020 and 2019. Proceeds from the assumed exercise of dilutive participating nonvested restricted stock awards and PSUs are assumed to be used to repurchase common stock at the average market price.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
The following table presents a reconciliation of net income available to common shareholders and the number of shares used in the calculation of basic and diluted earnings per common share.

	Years Ended December 31,
	2021	2020	2019
Basic earnings per share:
Net income	$224,750	$201,209	$192,736
Less:
Undistributed earnings allocated to participating securities	1,576	1,311	971
Dividends paid on participating securities	534	380	281
Net income available to common shareholders	$222,640	$199,518	$191,484
Weighted average basic shares outstanding	42,666,007	42,754,606	42,964,393
Basic earnings per share	$5.22	$4.67	$4.46
Diluted earnings per share:
Net income available to common shareholders	$222,640	$199,518	$191,484
Total weighted average basic shares outstanding	42,666,007	42,754,606	42,964,393
Add dilutive performance stock units	58,785	—	—
Total weighted average diluted shares outstanding	42,724,792	42,754,606	42,964,393
Diluted earnings per share	$5.21	$4.67	$4.46
Anti-dilutive participating securities	181,016	58,359	73,546

Note 2. Recent Accounting Standards
Adoption of new accounting standards
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) (ASC 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). On January 1, 2020, ASU 2016-13, as amended, became effective for the Company. ASU 2016-13 replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held to maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments). The CECL model requires the measurement of all expected credit losses on applicable financial assets based on historical experience, current conditions, and reasonable and supportable forecasts. In addition, ASU 2016-13 includes certain changes to the accounting for available for sale securities such as requiring credit-related impairments to be recognized as an allowance for credit losses rather than as a direct write-down of the securities amortized cost basis when management does not intend to sell or believes that it is more likely than not they will be required to sell securities prior to recovery of the securities amortized cost basis.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed by the President of the United States that included an option for financial institutions to delay the implementation of ASU 2016-13 until the earlier of the termination date of the national emergency declaration by the President or December 31, 2020. On December 27, 2020, the Consolidated Appropriations Act, 2021 (Act 2021), was signed into law which further extended the implementation date of CECL to the earlier of the first day of the entity’s fiscal year that begins after the date on which the COVID-19 national emergency terminates or January 1, 2022. Under the CARES Act provision, the Company elected to delay implementation of ASU 2016-13 and calculated and recorded its provision for credit losses under the incurred loss model that existed prior to ASU 2016-13 for the year ended December 31, 2020. With regard to Act 2021 amendments, the SEC staff indicated it would not object to a registrant early adopting on December 31, 2020, retrospective to January 1, 2020, or January 1, 2021, effective as of January 1, 2021. Under this guidance, the Company elected to adopt ASU 2016-13 with an effective implementation date of January 1, 2021.
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
The Company adopted ASU 2016-13 using the prospective transition approach for PCD assets. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2021, the amortized cost basis of the PCD assets were adjusted to reflect the addition of the allowance for credit losses. The remaining noncredit discount (based on the adjusted amortized cost basis) was accreted into interest income at the effective interest rate as of January 1, 2021. The following table illustrates the impact of ASU 2016-13 on the allowances for credit losses as of January 1, 2021, the date of adoption:

	January 1, 2021
	Pre-Adoption Allowance	Impact of Adoption	Initial allowance on loans purchased with credit deterioration	Post-Adoption Allowance
Assets:
Allowance for credit losses on Loans:
Commercial	$27,311	$12,775	$4,328	$44,414
Commercial real estate	36,698	29,108	7,640	73,446
Commercial construction, land and land development	13,425	22,008	927	36,360
Residential real estate	6,786	(2,255)	140	4,671
Single-family interim construction	2,156	7,179	—	9,335
Agricultural	337	(178)	—	159
Consumer	684	(334)	—	350
Unallocated	423	(423)	—	—
	$87,820	$67,880	$13,035	$168,735
Liabilities:
Allowance for credit losses on off-balance sheet credit exposures	$—	$1,113	$—	$1,113

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs. ASU 2020-08 clarifies the accounting for the amortization of purchase premiums for callable debt securities with multiple call dates. ASU 2020-8 was effective for the Company on January 1, 2021 and did not have a significant impact on our financial statements.
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and subsequent clarifying update ASU 2021-01 Reference Rate Reform (Topic 848); Scope. ASU 2020-04 provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. ASU 2021-01 clarifies that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in ASC 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. These ASUs were effective upon issuance and generally can be applied through December 31, 2022. The adoption of these ASUs did not significantly impact our financial statements or disclosures.
ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The guidance issued in this update simplified the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. ASU 2019-12 also simplified aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarified the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 was effective for the Company on January 1, 2021 and did not have a significant impact on our financial statements.
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
ASU 2018-13, Fair Value Measurement (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modified the disclosure requirements on fair value measurements by requiring that Level 3 fair value disclosures include the range and weighted average of significant unobservable inputs used to develop those fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 became effective for the Company on January 1, 2020 and did not have a significant impact on its financial statements and disclosures.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. This ASU simplified the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in today’s two-step impairment test. Under the guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminated the prior requirement to calculate a goodwill impairment charge using Step 2, which required an entity to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount. ASU 2017-04 became effective for the Company on January 1, 2020, and did not have a significant impact on its financial statements.
ASU 2016-02, Leases (Topic 842) and subsequent updates. ASU 2016-02 among other things, required lessees to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. This ASU became effective for the Company on January 1, 2019. The Company adopted the standard by applying the alternative transition method whereby comparative periods were not restated, and an immaterial cumulative effect adjustment to the opening balance of retained earnings was recognized as of January 1, 2019. The Company also elected the ASU’s package of three practical expedients, which allowed the Company to forego a reassessment of (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) the initial direct costs for any existing leases. The Company also elected not to apply the recognition requirements of the ASU to any short-term leases (as defined by related accounting guidance) and will account for lease and non-lease components separately. The adoption of this standard resulted in the Company recognizing lease right-of-use assets and related lease liabilities totaling $38,812 and $33,953, respectively, as of January 1, 2019. The difference between the lease assets and the lease liabilities was $4,949 of prepaid rent, which was reclassified to lease assets, and the remainder, net of the deferred tax impact, was recorded as an adjustment reducing retained earnings in the amount of $70. The adoption of this ASU did not have a significant impact on the Company’s consolidated statement of income.

Note 3. Statement of Cash Flows
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

	Years Ended December 31,
	2021	2020	2019
Cash transactions:
Interest expense paid	$65,336	$97,246	$144,775
Income taxes paid	$58,083	$54,842	$40,504
Noncash transactions:
Deferred dividend equivalents	$197	$—	$—
Transfers of loans to other real estate owned	$—	$5,239	$544
Loans to facilitate the sale of other real estate owned	$—	$2,039	$517
Securities purchased, not yet settled	$—	$—	$9,975
Transfers of loans held for investment to loans held for sale	$—	$—	$83,526
Right-of-use assets obtained in exchange for lease liabilities	$5,156	$105	$35,553
Loans purchased, not yet settled	$29,332	$9,442	$—
Transfer of bank premises to other real estate	$—	$—	$7,896
Transfer of repurchase agreements to deposits	$—	$—	$8,475

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Supplemental schedule of noncash investing activities from an acquisition during 2019 is as follows:

Year ended December 31,
2019
Noncash assets acquired
Certificates of deposit held in other banks	$262
Securities available for sale	561,052
Restricted stock	27,794
Loans	2,789,868
Premises and equipment	65,786
Other real estate owned	1,829
Goodwill	272,224
Other intangible assets	71,518
Bank owned life insurance	80,837
Other assets	31,987
Total assets acquired	$3,903,157
Noncash liabilities assumed:
Deposits	$3,108,810
Repurchase agreements	8,475
FHLB advances	142,653
Other borrowings	40,000
Junior subordinated debentures	25,774
Other liabilities	15,477
Total liabilities assumed	$3,341,189
Cash and cash equivalents acquired from acquisitions	$39,913
Cash paid to shareholders of acquired banks	$9
Fair value of common stock issued to shareholders of acquired banks	$601,872

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Note 4. Securities Available for Sale
Securities available for sale have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at December 31, 2021 and 2020, are as follows:

	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
December 31, 2021
U.S. treasuries	$174,950	$724	$(678)	$174,996
Government agency securities	453,402	1,221	(9,948)	444,675
Obligations of state and municipal subdivisions	418,554	15,440	(1,234)	432,760
Corporate bonds	33,994	862	(60)	34,796
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	917,942	10,757	(10,149)	918,550
Other securities	950	—	—	950
	$1,999,792	$29,004	$(22,069)	$2,006,727
December 31, 2020
U.S. treasuries	$43,060	$1,648	$—	$44,708
Government agency securities	247,764	3,169	(1,916)	249,017
Obligations of state and municipal subdivisions	373,017	20,168	(20)	393,165
Corporate bonds	21,496	608	(2)	22,102
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	421,916	21,678	(93)	443,501
Other securities	1,200	—	—	1,200
	$1,108,453	$47,271	$(2,031)	$1,153,693
____________
(1) Excludes accrued interest receivable of $8,581 and $6,242 at December 31, 2021 and December 31, 2020, respectively, that is recorded in other assets on the accompanying consolidated balance sheets
Securities with a carrying amount of approximately $997,416 and $738,519 at December 31, 2021 and 2020, respectively, were pledged primarily to secure deposits.
Proceeds from sale of securities available for sale and gross gains and gross losses for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Years Ended December 31,
	2021	2020	2019
Proceeds from sale	$9,294	$13,862	$192,417
Gross gains	$13	$385	$306
Gross losses	$—	$3	$31

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
The amortized cost and estimated fair value of securities available for sale at December 31, 2021, by contractual maturity, are shown below. Maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2021
	Securities Available for Sale
	Amortized Cost (1)	Fair Value
Due in one year or less	$31,164	$31,526
Due from one year to five years	198,803	202,479
Due from five to ten years	460,251	459,017
Thereafter	391,632	395,155
	1,081,850	1,088,177
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	917,942	918,550
	$1,999,792	$2,006,727
____________
(1) Excludes accrued interest receivable of $8,581 at December 31, 2021 that is recorded in other assets on the accompanying consolidated balance sheets

The number of securities, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2021 and 2020, are summarized as follows:

	Less Than 12 Months			Greater Than 12 Months			Total
Description of Securities	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Securities Available for Sale
December 31, 2021
U.S. treasuries	22	$144,172	$(678)	—	$—	$—	$144,172	$(678)
Government agency securities	38	258,334	(4,622)	22	119,963	(5,326)	378,297	(9,948)
Obligations of state and municipal subdivisions	14	47,200	(988)	2	3,555	(246)	50,755	(1,234)
Corporate bonds	3	13,440	(60)	—	—	—	13,440	(60)
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	115	621,717	(8,471)	11	44,620	(1,678)	666,337	(10,149)
	192	$1,084,863	$(14,819)	35	$168,138	$(7,250)	$1,253,001	$(22,069)

December 31, 2020
Government agency securities	20	112,897	(1,916)	—	—	—	112,897	(1,916)
Obligations of state and municipal subdivisions	2	3,786	(20)	—	—	—	3,786	(20)
Corporate bonds	1	998	(2)	—	—	—	998	(2)
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	10	41,344	(93)	—	—	—	41,344	(93)
	33	$159,025	$(2,031)	—	$—	$—	$159,025	$(2,031)

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
At December 31, 2021, management's review of all available for sale securities at an unrealized loss position determined that the losses resulted from factors not related to credit quality. This conclusion is based on management's analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors for each security type in our portfolio. The unrealized losses are generally due to increases in market interest rates. Furthermore, the Company has the intent to hold these securities until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their cost basis. As such, there is no allowance for credit losses on available for sale securities recognized as of December 31, 2021.

Note 5. Loans, Net and Allowance for Credit Losses on Loans
Loans, net at December 31, 2021 and 2020, consisted of the following:

	December 31,
	2021	2020
Commercial	$1,983,886	$2,448,699
Mortgage warehouse purchase loans	788,848	1,453,797
Real estate:
Commercial	6,617,455	6,096,676
Commercial construction, land and land development	1,180,181	1,245,801
Residential	1,300,122	1,352,465
Single-family interim construction	380,627	326,575
Agricultural	106,512	85,014
Consumer	81,815	67,068
Total loans (1)(2)	12,439,446	13,076,095
Deferred loan fees, net (1)	—	(10,037)
Allowance for credit losses	(148,706)	(87,820)
Total loans, net (2)	$12,290,740	$12,978,238
____________
(1) Loan class amounts are shown at amortized cost, net of deferred loan fees of $9,406, in accordance with ASC 326 at December 31, 2021 and shown at recorded investment at December 31, 2020.
(2) Excludes accrued interest receivable of $41,051 and $54,328 at December 31, 2021 and December 31, 2020, respectively, that is recorded in other assets on the accompanying consolidated balance sheets.
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
Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. The Company’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. These cash flows, however, may not be as expected and the value of collateral securing the loans may fluctuate. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short term loans may be made on an unsecured basis. Our commercial portfolio also includes Shared National Credits (SNC). SNCs are loan participations purchased from upstream financial organizations that are typically larger in size than the Company's originated loan portfolio. In some instances, the Company participates as the lead, originating bank. SNC loans are originated in the normal course of business and are subject to the same underwriting standards as our portfolio loans. SNCs are subject to regular monitoring of performance and credit quality. At December 31, 2021 and 2020, the SNC portfolio totaled $294,351 and $187,589, respectively.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Additionally, our commercial loan portfolio includes loans made to customers in the energy industry, which is a complex, technical and cyclical industry. Experienced bankers with specialized energy lending experience originate our energy loans. Companies in this industry produce, extract, develop, exploit and explore for oil and natural gas. Loans are primarily collateralized with proven producing oil and gas reserves based on a technical evaluation of these reserves. At December 31, 2021 and 2020, there were approximately $342,776 and $205,496 of energy-related loans outstanding, respectively.
With the passage of the CARES Act Paycheck Protection Program (PPP) in 2020, administered by the Small Business Administration (SBA), the Company participated by originating loans to its customers through the program. PPP loans have terms of two to five years and earn interest at 1%. In return for processing and funding the loans, the SBA paid the lenders a processing fee tiered by the size of the loan. At December 31, 2021 and 2020, there were approximately $112,128 and $804,397 in PPP loans outstanding included in the commercial loan portfolio, respectively. In addition, the Company has recorded net deferred fees associated with PPP loans of $2,552 and $9,770 as of December 31, 2021 and 2020, respectively. Based on published program guidelines, these loans funded through the PPP are fully guaranteed by the U.S. government. Management believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program with any remaining balances, after the forgiveness of any amounts, still fully guaranteed by the SBA.
The Company has a mortgage warehouse purchase program providing mortgage inventory financing for residential mortgage loans originated by mortgage banker clients across a broad geographic scale. Proceeds from the sale of mortgages is the primary source of repayment for warehouse inventory financing via approved investor takeout commitments. These loans typically have a very short duration ranging between a few days to 15 days. In some cases, loans to larger mortgage originators may be financed for up to 60 days. Warehouse purchase program loans are collectively evaluated for impairment and are purchased under several contractual requirements, providing safeguards to the Company. To date, the Company has not experienced a loss on these loans and no allowance for credit losses has been allocated to them.
Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. Management monitors the diversification of the portfolio on a quarterly basis by type and geographic location. Management also tracks the level of owner-occupied property versus non owner-occupied property. At December 31, 2021, the portfolio consisted of approximately 26% of owner-occupied property.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Agricultural loans are collateralized by real estate and/or agricultural-related assets. Agricultural real estate loans are primarily comprised of loans for the purchase of farmland. Loan-to-value ratios on loans secured by farmland generally do not exceed 80% and have amortization periods limited to twenty years. Agricultural non-real estate loans are generally comprised of term loans to fund the purchase of equipment, livestock and seasonal operating lines to grain farmers to plant and harvest corn and soybeans. Specific underwriting standards have been established for agricultural-related loans including the establishment of projections for each operating year based on industry developed estimates of farm input costs and expected commodity yields and prices. Operating lines are typically written for one year and secured by the crop and other farm assets as considered necessary. Agricultural loans carry credit risks as they involve larger balances concentrated with single borrowers or groups of related borrowers. In addition, repayment of such loans depends on the successful operation or management of the farm property securing the loan or for which an operating loan is utilized. Farming operations may be affected by adverse weather conditions such as drought, hail or floods that can severely limit crop yields.
Consumer loans represent less than 1% of the outstanding total loan portfolio. Collateral consists primarily of automobiles and other personal assets. Credit score analysis is used to supplement the underwriting process.
Most of the Company’s lending activity occurs within the state of Texas, primarily in the north, central and southeast Texas regions and the state of Colorado, specifically along the Front Range area. As of December 31, 2021, loans in the Colorado region represented about 24% of the total portfolio. A large percentage of the Company’s portfolio consists of commercial and residential real estate loans. As of December 31, 2021 and 2020, there were no concentrations of loans related to a single industry in excess of 10% of total loans.
As discussed in Note 2. Recent Accounting Standards, on January 1, 2021, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) (ASC 326). The amount of the allowance represents management's best estimate of current expected credit losses on loans considering available information relevant to assessing collectibility over the loans' contractual terms, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies: management has a reasonable expectation that a troubled debt restructuring will be executed with an individual borrower, or the extension or renewal options are included in the borrower contract and are not unconditionally cancellable by the Company.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Loans exhibiting unique risk characteristics and requiring an individual allowance are measured based on 1) the present value of expected future cash flows discounted at the loan's effective interest rate; 2) the loan's observable market price; or 3) the fair value of collateral if the loan is collateral dependent. Substantially all of the Company’s individually evaluated loans are measured at the fair value of the collateral.

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
Loans requiring an individual allowance are generally identified at the servicing officer level based on review of weekly past due reports and/or the loan officer’s communication with borrowers. In addition, the status of past due loans are routinely discussed within each lending region as well as credit committee meetings to determine if classification is warranted. The Company’s internal loan review department has implemented an internal risk-based loan review process to identify potential internally classified loans that supplements the independent external loan review. External loan reviews cover a wide range of the loan portfolio, including large lending relationships, specifically targeted loan types, and if applicable recently acquired loan portfolios. As such, the external loan review generally covers loans exceeding $3,000. These reviews include analysis of borrower’s financial condition, payment histories, review of loan documentation and collateral values to determine if a loan should be internally classified. Generally, once classified, an analysis is completed by the credit department to determine the amount of allocated allowance for credit loss required. Expected credit losses for collateral dependent loans, including loans where the borrower is experiencing financial difficulty but foreclosure is not probable, are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.
Following unprecedented declines caused by the pandemic and volatile energy prices, the Texas economy, specifically in the Company’s lending areas of north, central and southeast Texas economy continued robust expansion into the fourth quarter of 2021. The Colorado economy grew at a moderate pace. The stronger sectors of the economy of late include manufacturing, nonfinancial services and residential real estate, while other sectors of the economy where growth slowed were those constrained by supply disruptions and labor shortages. Energy activity and agricultural conditions improved further. Activity in the single-family housing market remained elevated during the reporting period but activity is constrained by labor, lot and material shortages. Overall, the economy is being impacted by persistent labor and supply shortages, and rising costs, which are expected to dampen the recovery. Previous forecasts for a strong return of business travel and events this fall have been adjusted downward by the pandemic resurgence, most recently the Omicron variant. The pandemic continues to have an impact on the economies in the Company's lending areas and the timing and magnitude of recovery cannot be predicted. The risk of loss associated with all segments of the portfolio could increase due to these factors.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
The economy and other risk factors are minimized by the Company’s underwriting standards which include the following principles: 1) financial strength of the borrower including strong earnings, high net worth, significant liquidity and acceptable debt to worth ratio, 2) managerial business competence, 3) ability to repay, 4) loan to value, 5) projected cash flow and 6) guarantor financial statements as applicable. The following is a summary of the activity in the allowance for credit losses on loans by class for the years ended December 31, 2021, 2020 and 2019:

	Commercial	Commercial Real Estate	Commercial Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Unallocated	Total
Year ended December 31, 2021
Balance at beginning of year	$27,311	$36,698	$13,425	$6,786	$2,156	$337	$684	$423	$87,820
Impact of adopting ASC 326	12,775	29,108	22,008	(2,255)	7,179	(178)	(334)	(423)	67,880
Initial allowance on loans purchased with credit deterioration	4,328	7,640	927	140	—	—	—	—	13,035
Provision for credit losses	12,130	(7,961)	(12,373)	(2,486)	(2,113)	(53)	247	—	(12,609)
Charge-offs	(6,856)	(375)	(126)	—	—	—	(174)	—	(7,531)
Recoveries	59	—	—	7	—	—	45	—	111
Balance at end of year	$49,747	$65,110	$23,861	$2,192	$7,222	$106	$468	$—	$148,706

Year ended December 31, 2020
Balance at beginning of year	$12,844	$24,371	$8,714	$3,678	$1,606	$332	$231	$(315)	$51,461
Provision for credit losses	20,025	13,058	4,711	3,108	632	5	716	738	42,993
Charge-offs	(5,670)	(735)	—	—	(82)	—	(386)	—	(6,873)
Recoveries	112	4	—	—	—	—	123	—	239
Balance at end of year	$27,311	$36,698	$13,425	$6,786	$2,156	$337	$684	$423	$87,820

Year ended December 31, 2019
Balance at beginning of year	$11,793	$21,343	$6,452	$3,320	$1,402	$241	$189	$62	$44,802
Provision for credit losses	8,670	3,027	2,262	498	207	91	427	(377)	14,805
Charge-offs	(7,709)	(3)	—	(140)	(3)	—	(509)	—	(8,364)
Recoveries	90	4	—	—	—	—	124	—	218
Balance at end of year	$12,844	$24,371	$8,714	$3,678	$1,606	$332	$231	$(315)	$51,461
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific credit loss allocations, by loan class as of December 31, 2021 and December 31, 2020:

	December 31, 2021		December 31, 2020
	Loan Balance - Amortized Cost Basis	Specific Allocations	Loan Balance - Recorded Investment	Specific Allocations
Commercial	$38,911	$15,958	$39,298	$8,281
Commercial real estate	24,683	1,553	21,848	243
Commercial construction, land and land development	1,350	562	32	—
Residential real estate	—	—	2,550	—
Single-family Interim construction	—	—	—	—
Agricultural	—	—	613	—
Consumer	—	—	42	—
	$64,944	$18,073	$64,383	$8,524

Nonperforming loans by loan class at December 31, 2021 (at amortized cost) and December 31, 2020 (at recorded investment), are summarized as follows:

	Commercial	Commercial Real Estate	Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Total
December 31, 2021
Nonaccrual loans (1)	$36,802	$15,218	$23	$1,592	$—	$—	$38	$53,673
Loans past due 90 days and still accruing	187	—	—	1,603	—	—	—	1,790
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	—	1,714	—	161	—	—	—	1,875
	$36,989	$16,932	$23	$3,356	$—	$—	$38	$57,338
December 31, 2020 (2)
Nonaccrual loans	$25,898	$20,040	$32	$2,372	$—	$613	$42	$48,997
Loans past due 90 days and still accruing	433	—	—	—	—	—	—	433
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	—	1,808	—	178	—	—	—	1,986
	$26,331	$21,848	$32	$2,550	$—	$613	$42	$51,416
____________
(1) There is one nonaccrual loan totaling $18 without an allowance for credit loss as of December 31, 2021. Additionally, no interest income was recognized on nonaccrual loans. No significant amounts of accrued interest was reversed during the year ended December 31, 2021.
(2) Excluded loans acquired with deteriorated credit quality under prior GAAP

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
The accrual of interest is discontinued on a loan when management believes that, after considering collection efforts and other factors, the borrower's financial condition is such that collection of interest is doubtful, as well as when required by regulatory provisions. Regulatory provisions would typically require the placement of a loan on non-accrual status if 1) principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection or 2) full payment of principal and interest is not expected. All interest accrued but not collected for loans that are placed on nonaccrual status or charged-off is reversed against interest income. Cash collections on nonaccrual loans are generally credited to the loan receivable balance, and no interest income is recognized on those loans until the principal balance has been collected. Loans are generally returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
The restructuring of a loan is considered a “troubled debt restructuring” (TDR) if both 1) the borrower is experiencing financial difficulties and 2) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, extending amortization and other actions intended to minimize potential losses. Modifications primarily relate to extending the amortization periods of the loans and interest rate concessions. The modifications during the reported periods did not materially impact the Company’s determination of the allowance for credit losses. The amortized cost basis and recorded investment in troubled debt restructurings, including those on nonaccrual, was $2,918 and $2,564 as of December 31, 2021 and 2020, respectively.
Following is a summary of loans modified under troubled debt restructurings during the years ended December 31, 2021 and 2020:

	Commercial	Commercial Real Estate	Commercial Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Total
Troubled debt restructurings during the year ended December 31, 2021
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
At December 31, 2021 and 2020, there were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the years ended December 31, 2021 and 2020.
At December 31, 2021 and 2020, the Company had no commitments to lend additional funds to any borrowers with loans whose terms have been modified under troubled debt restructurings.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Under ASC Subtopic 310-40 and federal banking agencies interagency guidance, certain short-term loan modifications made on a good faith basis in response to COVID-19 (as defined by the guidance) are not considered TDRs. Additionally, under section 4013 of the CARES Act, and as amended, banks may elect to suspend the requirement for certain loan modifications to be categorized as a TDR. In response to the COVID-19 pandemic, the Company has implemented prudent modifications allowing for primarily short-term payment deferrals or other payment relief to borrowers with pandemic-related economic hardships, where appropriate, that complies with the above guidance. As such, the Company's TDR loans noted above do not include loans that are modifications to borrowers impacted by COVID-19. As of December 31, 2021, the amount of loans remaining in COVID-19 related deferment was not significant.
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents information regarding the aging of past due loans by loan class as of December 31, 2021 (at amortized cost) and as of December 31, 2020 (at recorded investment):

	Loans 30-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Loans
December 31, 2021
Commercial	$1,041	$11,056	$12,097	$1,971,789	$1,983,886
Mortgage warehouse	—	—	—	788,848	788,848
Commercial real estate	2,861	11,784	14,645	6,602,810	6,617,455
Commercial construction, land and land development	—	—	—	1,180,181	1,180,181
Residential real estate	3,838	1,913	5,751	1,294,371	1,300,122
Single-family interim construction	1,290	—	1,290	379,337	380,627
Agricultural	16	—	16	106,496	106,512
Consumer	216	9	225	81,590	81,815
	$9,262	$24,762	$34,024	$12,405,422	$12,439,446
December 31, 2020 (1)
Commercial	$3,243	$13,227	$16,470	$2,393,013	$2,409,483
Mortgage warehouse	—	—	—	1,453,797	1,453,797
Commercial real estate	2,434	16,790	19,224	5,921,723	5,940,947
Commercial construction, land and land development	19	—	19	1,230,524	1,230,543
Residential real estate	5,169	1,028	6,197	1,341,587	1,347,784
Single-family interim construction	—	—	—	326,575	326,575
Agricultural	—	1	1	84,896	84,897
Consumer	86	41	127	67,156	67,283
	10,951	31,087	42,038	12,819,271	12,861,309
Acquired with deteriorated credit quality	624	3,219	3,843	210,943	214,786
	$11,575	$34,306	$45,881	$13,030,214	$13,076,095
____________
(1) Presented under prior GAAP

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
Management considers the guidance in ASC 310-20 when determining whether a modification, extension or renewal of a loan constitutes a current period origination. Generally, current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. The following summarizes the amortized cost basis of loans by year of origination/renewal and credit quality indicator by class of loan as of December 31, 2021:

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination or Renewal						Revolving Loans
December 31, 2021	2021	2020	2019	2018	2017	Prior			Total
Commercial
Pass	$422,810	$183,433	$98,059	$78,357	$81,620	$255,213	$690,242	$5,231	$1,814,965
Pass/Watch	260	3,010	1,019	3,135	11,688	65	18,768	3,319	41,264
Special Mention	1,411	117	8,517	7,244	195	4,571	12,885	—	34,940
Substandard	30,277	605	16,041	94	2,478	18,331	13,006	1,988	82,820
Doubtful	—	—	—	—	—	—	9,897	—	9,897
Total commercial	$454,758	$187,165	$123,636	$88,830	$95,981	$278,180	$744,798	$10,538	$1,983,886

Mortgage warehouse
Pass	$788,848	$—	$—	$—	$—	$—	$—	$—	$788,848
Pass/Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$788,848	$—	$—	$—	$—	$—	$—	$—	$788,848

Commercial real estate
Pass	$2,181,292	$1,198,508	$830,902	$645,470	$504,126	$626,292	$71,850	$4,320	$6,062,760
Pass/Watch	54,671	18,591	39,045	60,955	30,196	74,762	752	1,319	280,291
Special Mention	56,142	16,770	37,331	29,962	17,649	20,100	—	—	177,954
Substandard	36,263	16,118	1,136	11,901	281	29,686	1,065	—	96,450
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$2,328,368	$1,249,987	$908,414	$748,288	$552,252	$750,840	$73,667	$5,639	$6,617,455

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination or Renewal						Revolving Loans
December 31, 2021	2021	2020	2019	2018	2017	Prior			Total
Commercial construction, land and land development
Pass	$618,288	$262,136	$98,007	$85,596	$13,751	$14,939	$18,586	$—	$1,111,303
Pass/Watch	17,899	10,459	6,869	—	—	84	—	—	35,311
Special Mention	3,780	—	—	—	1,909	—	—	—	5,689
Substandard	11,601	—	387	14,489	28	1,373	—	—	27,878
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction, land and land development	$651,568	$272,595	$105,263	$100,085	$15,688	$16,396	$18,586	$—	$1,180,181

Residential real estate
Pass	$408,402	$267,147	$190,890	$114,616	$88,295	$149,871	$60,212	$2,344	$1,281,777
Pass/Watch	1,019	487	1,270	405	2,331	4,179	169	—	9,860
Special Mention	657	—	568	129	250	1,043	126	—	2,773
Substandard	640	369	384	519	774	2,974	52	—	5,712
Doubtful	—	—	—	—	—	—	—	—	—
Total residential real estate	$410,718	$268,003	$193,112	$115,669	$91,650	$158,067	$60,559	$2,344	$1,300,122

Single-family interim construction
Pass	$305,267	$59,584	$2,801	$312	$—	$—	$12,663	$—	$380,627
Pass/Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total single-family interim construction	$305,267	$59,584	$2,801	$312	$—	$—	$12,663	$—	$380,627

Agricultural
Pass	$36,442	$15,005	$4,454	$8,033	$12,229	$4,773	$18,993	$—	$99,929
Pass/Watch	—	526	1,462	52	1,035	—	3,502	—	6,577
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	6	—	—	6
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural	$36,442	$15,531	$5,916	$8,085	$13,264	$4,779	$22,495	$—	$106,512

Consumer
Pass	$10,568	$9,496	$2,706	$710	$308	$181	$57,744	$43	$81,756
Pass/Watch	—	—	—	—	1	—	—	—	1
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	30	2	—	—	9	17	—	—	58
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	$10,598	$9,498	$2,706	$710	$318	$198	$57,744	$43	$81,815

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination or Renewal						Revolving Loans
December 31, 2021	2021	2020	2019	2018	2017	Prior			Total
Total loans
Pass	$4,771,917	$1,995,309	$1,227,819	$933,094	$700,329	$1,051,269	$930,290	$11,938	$11,621,965
Pass/Watch	73,849	33,073	49,665	64,547	45,251	79,090	23,191	4,638	373,304
Special Mention	61,990	16,887	46,416	37,335	20,003	25,714	13,011	—	221,356
Substandard	78,811	17,094	17,948	27,003	3,570	52,387	14,123	1,988	212,924
Doubtful	—	—	—	—	—	—	9,897	—	9,897
Total loans	$4,986,567	$2,062,363	$1,341,848	$1,061,979	$769,153	$1,208,460	$990,512	$18,564	$12,439,446
A summary of loans at recorded investment by credit quality indicator by class presented under prior GAAP as of December 31, 2020, is as follows:

	Pass	Pass/ Watch	Special Mention	Substandard	Doubtful	Total
December 31, 2020
Commercial	$2,247,059	$55,960	$38,186	$97,403	$10,091	$2,448,699
Mortgage warehouse	1,453,797	—	—	—	—	1,453,797
Commercial real estate	5,379,801	306,884	317,580	92,411	—	6,096,676
Construction, land and land development	1,125,132	46,026	43,383	31,260	—	1,245,801
Residential real estate	1,332,757	6,296	5,726	7,686	—	1,352,465
Single-family interim construction	323,800	2,775	—	—	—	326,575
Agricultural	76,951	6,194	1,205	664	—	85,014
Consumer	66,970	8	—	90	—	67,068
	$12,006,267	$424,143	$406,080	$229,514	$10,091	$13,076,095

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Note 6. Premises and Equipment, Net
Premises and equipment, net at December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021	2020
Land	$78,900	$65,103
Building	193,475	191,940
Furniture, fixtures and equipment	47,576	39,282
Aircraft	8,947	8,947
Leasehold and tenant improvements	5,834	5,798
Construction in progress	45,263	915
	379,995	311,985
Less accumulated depreciation	(71,972)	(62,518)
	$308,023	$249,467
Depreciation expense amounted to $12,385, $12,728 and $11,783 for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 7. Goodwill and Other Intangible Assets, Net
At December 31, 2021 and 2020, goodwill totaled $994,021.
The following is a summary of other intangible assets activity:

	December 31,
	2021	2020
Core deposit intangible:
Balance at end of the year	$125,884	$125,884
Less accumulated amortization	(55,323)	(43,235)
Total core deposit intangible, net	$70,561	$82,649

Customer relationship intangible:
Balance at end of the year	$6,407	$6,407
Less accumulated amortization	(1,478)	(986)
Total customer relationship intangible, net	$4,929	$5,421

Total other intangible assets, net	$75,490	$88,070
Amortization expense related to intangible assets amounted to $12,580, $12,671 and $12,880 for the years ended December 31, 2021, 2020 and 2019, respectively. The remaining weighted average amortization period for intangible assets is 6.5 years as of December 31, 2021.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
The future amortization expense related to other intangible assets remaining at December 31, 2021 is as follows:

First year	$12,491
Second year	12,439
Third year	11,752
Fourth year	11,238
Fifth year	10,801
Thereafter	16,769
$75,490

Note 8. Deposits
Deposits at December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021		2020
	Amount	Percent	Amount	Percent
Noninterest-bearing demand accounts	$5,066,588	32.6%	$4,164,800	28.9%
Interest-bearing checking accounts	6,234,344	40.1	5,420,548	37.6
Savings accounts	758,727	4.9	654,733	4.6
Money market accounts	2,431,965	15.6	2,743,208	19.1
Certificates of deposit and individual retirement accounts (IRA), less than $250,000	540,011	3.5	675,329	4.7
Certificates of deposit and individual retirement accounts (IRA), $250,000 and greater	522,273	3.3	740,309	5.1
	$15,553,908	100.0%	$14,398,927	100.0%
At December 31, 2021, the scheduled maturities of certificates of deposit, including IRAs, were as follows:

First year	$928,258
Second year	101,081
Third year	12,432
Fourth year	10,709
Fifth year	9,804
$1,062,284
Brokered deposits at December 31, 2021 and 2020 totaled $909,665 and $1,521,129, respectively.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Note 9. Federal Home Loan Bank Advances
At December 31, 2021, the Company has advances from the FHLB of Dallas under note payable arrangements that mature in 2035. Interest payments on these notes are made monthly. The weighted average interest rate of all notes was 0.48% and 0.57% at December 31, 2021 and 2020, respectively. The balances outstanding on these advances were $150,000 and $375,000 at December 31, 2021 and 2020, respectively.

The advances are secured by $18,546 of FHLB stock owned by the Company and a blanket lien on certain loans along with specific listed loans for an aggregate available carrying value of $5,581,162 at December 31, 2021. The Company had remaining credit available under the FHLB advance program of $3,952,344 at December 31, 2021.
At December 31, 2021, the Company had $1,473,105 in undisbursed advance commitments (letters of credit) with the FHLB. As of December 31, 2021, these commitments mature on various dates from January 2022 through January 2023. The FHLB letters of credit were obtained in lieu of pledging securities to secure public fund deposits that are over the FDIC insurance limit. At December 31, 2021, there were no disbursements against the advance commitments.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Note 10. Other Borrowings
Other borrowings at December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021	2020
Unsecured fixed rate subordinated debentures in the amount of $110,000. The balance of borrowings at December 31, 2021 and 2020 is net of discount and origination costs of $913 and $1,271, respectively. Interest payments of 5.875% are made semiannually on February 1 and August 1. The maturity date is August 1, 2024. The notes may not be redeemed prior to maturity and meet the criteria to be recognized as Tier 2 capital for regulatory purposes. (1)(2)	$109,087	$108,729
Unsecured fixed-to-floating subordinated debentures in the original amount of $40,000. Interest payments initially of 5.75% are made semiannually on January 20 and July 20 through July 20, 2021. Thereafter, floating rate payments of 3 month LIBOR plus 4.73% are made quarterly in arrears beginning on October 20, 2021. The maturity date is July 20, 2026 with an optional redemption at July 20, 2021. (3)	—	40,000
Unsecured fixed-to-floating subordinated debentures in the amount of $30,000. The balance of borrowings at December 31, 2021 and 2020 is net of origination costs of $465 and $543, respectively. Interest payments initially of 5.00% fixed rate are made semiannually on June 30 and December 31 through December 31, 2022. Thereafter, floating rate payments of 3 month LIBOR plus 2.83% are made quarterly in arrears beginning on March 31, 2023. The maturity date is December 31, 2027 with an optional redemption at December 31, 2022. The notes meet the criteria to be recognized as Tier 2 capital for regulatory purposes. (2)
	29,535	29,457
Unsecured fixed-to-floating subordinated debentures in the amount of $130,000. The balance of borrowings at December 31, 2021 and 2020 is net of origination costs of $2,251 and $2,511, respectively. Interest payments initially of 4.00% fixed rate are made semiannually on March 15 and September 15 through September 15, 2025. Thereafter, floating rate payments equal to a benchmark rate (which is expected to be 3 month Secured Overnight Financing Rate (SOFR)) plus 3.885% payable quarterly in arrears beginning on December 15, 2025. The maturity date is September 15, 2030 with an optional redemption at September 15, 2025. The notes meet the criteria to be recognized as Tier 2 capital for regulatory purposes. (2)
	127,749	127,489
Unsecured revolving line of credit with an unrelated commercial bank in the amount of $100,000. The line bears interest at LIBOR plus 1.75% and matured January 17, 2022. The Company is required to meet certain financial covenants on a quarterly basis, which includes certain restrictions on cash at IBG and meeting minimum capital ratios. (4)	17,000	6,500
	$283,371	$312,175
____________
(1)    At December 31, 2021 and 2020, other borrowings included amounts owed to related parties of $50.
(2)    The permissible portion of qualified subordinated notes decreases 20% per year during the final five years of the term of the notes.
(3)    On July 20, 2021, the Company redeemed $40,000 of its outstanding 5.75% fixed-to-floating rate subordinated debentures.
(4) Subsequent to December 31, 2021, the Company renewed the line (see Note 22. Subsequent Events).

The Company has established federal funds lines of credit notes with eleven unaffiliated banks totaling $400,000 of borrowing capacity at December 31, 2021 and nine unaffiliated banks totaling $365,000 of borrowing capacity at December 31, 2020. At December 31, 2021, two of the lines totaling $30,000 have stated maturity dates in May and September 2022. The remaining lines have no stated maturity dates and the lenders may terminate the lines at any time without notice. The lines are provided on an unsecured basis and must be repaid the following business day from when the funds are borrowed. There were no borrowings against the lines at December 31, 2021 and 2020.
In addition, the Company maintains a secured line of credit with the Federal Reserve Bank with an availability to borrow approximately $851,051 and $716,700 at December 31, 2021 and 2020, respectively. Approximately $1,195,362 and $1,034,467 of certain loans and securities were pledged as collateral at December 31, 2021 and 2020, respectively. There were no borrowings against this line as of December 31, 2021 and 2020.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
The Company also participates in an exchange that provides direct overnight borrowings with other financial institutions. The funds are provided on an unsecured basis. Borrowing availability totaled $814,000 and $694,000 at December 31, 2021 and 2020, respectively. There were no borrowings as of December 31, 2021 and 2020.

Note 11. Junior Subordinated Debentures
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
As of December 31, 2021 and 2020, the carrying amount of debentures outstanding totaled $54,221 and $54,023, respectively. Information regarding the Debentures as of December 31, 2021 are summarized in the table below:

	Trust Preferred Securities Issued	Debentures Carrying Value	Repricing Frequency	Interest Rate	Interest Rate Index	Maturity Date
IB Trust I	$5,155	$5,155	Quarterly	3.38%	LIBOR + 3.25%	March 2033
Guaranty Trust III	10,310	10,310	Quarterly	3.22	LIBOR + 3.10	July 2033
IB Trust II	3,093	3,093	Quarterly	2.97	LIBOR + 2.85	March 2034
Cenbank Trust III	15,464	15,464	Quarterly	2.77	LIBOR + 2.65	April 2034
IB Trust III	3,712	3,712	Quarterly	2.56	LIBOR +2.40	December 2035
IB Centex Trust I	2,578	2,578	Quarterly	3.41	LIBOR + 3.25	February 2035
Community Group Statutory Trust I	3,609	3,609	Quarterly	1.80	LIBOR + 1.60	June 2037
Northstar Trust II (1)	5,155	3,969	Quarterly	1.87	LIBOR + 1.67	June 2037
Northstar Trust III (1)	8,248	6,331	Quarterly	1.87	LIBOR + 1.67	September 2037
	$57,324	$54,221
____________
(1)    Assumed in 2017 with a recorded fair value discount of $3,103 remaining as of December 31, 2021.

Note 12. Leases
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
As of December 31, 2021 and 2020 the Company’s lease ROU assets were $24,126 and $24,841, respectively, and related lease liabilities were $23,573 and $23,413, respectively. Leases have remaining terms ranging from 1 to 29 years, including extension options that the Company is reasonably certain will be exercised.
The table below summarizes net lease cost:

	Years Ended December 31,
	2021	2020	2019
Operating lease cost	$6,567	$6,937	$7,025
Short term lease cost	64	124	103
Variable lease cost	1,645	1,631	1,829
Sublease income	(282)	(221)	(228)
Net lease cost	$7,994	$8,471	$8,729
The table below summarizes other information related to operating leases:

	Years Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,740	$6,091
Weighted average remaining lease term - operating leases, in years	7.41	7.23
Weighted average discount rate - operating leases	3.01%	3.47%

The following table outlines lease payment obligations as outlined in the Company’s lease agreements for each of the next five years and thereafter in addition to a reconcilement to the Company’s current lease liability as of December 31, 2021.

2022	$5,308
2023	4,704
2024	4,109
2025	3,328
2026	1,882
Thereafter	6,921
Total lease payments	26,252
Less imputed interest	(2,679)
$23,573
As of December 31, 2021, the Company had not entered into any material leases that have not yet commenced.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Note 13. Income Taxes
Income tax expense for the years ended December 31, 2021, 2020 and 2019 was as follows:

	Years Ended December 31,
	2021	2020	2019
Current income tax expense	$52,130	$52,806	$39,426
Deferred income tax expense (benefit)	5,353	(1,633)	14,102
Income tax expense, as reported	$57,483	$51,173	$53,528
A reconciliation between reported income tax expense and the amounts computed by applying the U.S. federal statutory income tax rate of 21% for the years ended December 31, 2021, 2020 and 2019 to income before income taxes is presented below:

	Years Ended December 31,
	2021	2020	2019
Income tax expense computed at the statutory rate	$59,269	$53,000	$51,715
Tax-exempt interest income from municipal securities	(1,752)	(1,779)	(1,781)
Tax-exempt loan income	(1,359)	(1,245)	(1,174)
Bank owned life insurance income	(1,094)	(1,123)	(1,288)
Non-deductible acquisition expenses	—	—	281
State taxes, net of federal benefit	2,516	2,660	3,455
Non-deductible compensation	473	—	2,017
Net tax expense (benefit) from stock based compensation	(691)	243	21
Other	121	(583)	282
	$57,483	$51,173	$53,528

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Components of deferred tax assets and liabilities are presented in the table below. Deferred taxes as of December 31, 2021 and 2020 are based on the U.S. statutory federal income tax rate of 21%.

	December 31,
	2021	2020
Deferred tax assets:
Allowance for loan losses	$33,463	$19,238
Lease liabilities under operating leases	5,141	5,129
NOL and tax credit carryforwards from acquisitions	3,354	3,718
Net unrealized loss on cash flow hedge	221	—
Acquired loan fair market value adjustments	5,750	12,986
Stock-based compensation	1,822	1,567
Reserve for bonuses and other accrued expenses	3,775	3,409
Deferred loan fees and costs, net	2,800	—
Acquired securities	1,611	2,095
Acquired intangibles	1,213	1,369
Start up costs	117	171
Unearned income	503	715
Deferred compensation	628	857
Noncompete agreements	540	597
Nonaccrual loans	463	550
Other	546	727
	61,947	53,128
Deferred tax liabilities:
Premises and equipment	(10,376)	(12,392)
Right-of-use assets under operating leases	(4,934)	(4,911)
Net unrealized gain on available for sale securities	(1,457)	(9,501)
Intangible assets	(16,464)	(19,293)
Acquired junior subordinated debentures fair value adjustment	(677)	(723)
PPP deferred loan costs	(192)	(952)
FHLB and other restricted stocks	(335)	(308)
Acquired tax goodwill	(735)	(572)
Other	(599)	(543)
	(35,769)	(49,195)
Net deferred tax asset	$26,178	$3,933
At December 31, 2021, the Company had federal net operating loss carryforwards of approximately $14,237 which expire in various years from 2024 to 2032 and state net operating loss carryforwards of approximately $10,146 which expire in various years from 2025 to 2027. Deferred tax assets are recognized for net operating losses because the benefit is more likely than not to be realized. No valuation allowance for deferred tax assets was recorded at December 31, 2021 or 2020 as management believes it is more likely than not that all of the deferred tax assets will be realized.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
The Company does not have any material uncertain tax positions and does not have any interest and penalties recorded in the income statement for the years ended December 31, 2021, 2020 and 2019. The Company files a consolidated income tax return in the US federal tax jurisdiction. The Company is no longer subject to examination by the US federal tax jurisdiction for years prior to 2018.

Note 14. Off-Balance Sheet Arrangements, Commitments and Contingencies
Financial Instruments with Off-Balance Sheet Risk
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. The commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.
The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of this instrument. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. At December 31, 2021 and 2020, the approximate amounts of these financial instruments were as follows:

	December 31,
	2021	2020
Commitments to extend credit	$2,770,036	$2,268,216
Standby letters of credit	30,007	25,917
	$2,800,043	$2,294,133
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
Allowance For Credit Losses on Off-Balance Sheet Credit Exposures
The allowance for credit losses on off-balance sheet credit exposures is calculated under ASC 326, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. Off-balance sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed in the table above. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur based on historical utilization rates. The allowance is included in other liabilities on the Company’s consolidated balance sheets.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
The allowance for credit losses on off-balance sheet commitments was as follows:

	December 31,
	2021	2020	2019
Balance at beginning of period	$—	$—	$—
Impact of CECL adoption	1,113	—	—
Provision for off-balance sheet credit exposure	3,609	—	—
Balance at end of period	$4,722	$—	$—
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

Note 15. Related Party Transactions
In the ordinary course of business, the Company has and expects to continue to have transactions, including loans to its officers, directors and their affiliates. In the opinion of management, such transactions are on the same terms as those prevailing at the time for comparable transactions with unaffiliated persons. Loan activity for officers, directors and their affiliates for the year ended December 31, 2021 is as follows:

Balance at beginning of year	$32,471
New loan originations	30,977
Repayments	(21,596)
Changes in affiliated persons	(7,225)
Balance at end of year	$34,627
See Note 10, Other Borrowings, for related party borrowings.

Note 16. Employee Benefit Plans
The Company has a 401(k) profit sharing plan (Plan) which covers employees over the age of eighteen who have completed thirty days of credited service, as defined by the Plan. The Plan provides for “before tax” employee contributions through salary reduction contributions under Section 401(k) of the Internal Revenue Code. A participant may choose a salary reduction not to exceed the dollar limit set by law each year ($19.5 in 2021). Contributions by the Company and by participants are immediately fully vested. The Company makes 401(k) matching contributions of 100% up to 6% of the participant's eligible compensation for the Plan year. The Plan also provides for the Company to make additional discretionary contributions to the Plan. The Company made contributions of approximately $7,011, $6,534 and $6,343 for the years ended December 31, 2021, 2020 and 2019, respectively.

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
The Company elected the fair value option for certain residential mortgage loans held for sale in accordance with ASC 825, Financial Instruments. This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC 815, Derivatives and Hedging. The Company has not elected the fair value option for other residential mortgage loans held for sale primarily because they are not economically hedged using derivative instruments. See below and Note 18. Derivative Financial Instruments, for additional information.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Assets and Liabilities Measured on a Recurring Basis
The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of December 31, 2021 and 2020 by level within the ASC Topic 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Assets:
Investment securities available for sale:
U.S. treasuries	$174,996	$—	$174,996	$—
Government agency securities	444,675	—	444,675	—
Obligations of state and municipal subdivisions	432,760	—	432,760	—
Corporate bonds	34,796	—	34,796	—
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	918,550	—	918,550	—
Other securities	950	—	950	—
Loans held for sale, fair value option elected (1)	28,249	—	28,249	—
Derivative financial instruments:
Interest rate lock commitments	1,029	—	1,029	—
Forward mortgage-backed securities trades	27	—	27	—
Loan customer counterparty	6,459	—	6,459	—
Financial institution counterparty	1,078	—	1,078	—
Liabilities:
Derivative financial instruments:
Interest rate swaps - cash flow hedge	1,158	—	1,158	—
Interest rate lock commitments	4	—	4	—
Forward mortgage-backed securities trades	21	—	21	—
Loan customer counterparty	1,073	—	1,073	—
Financial institution counterparty	6,772	—	6,772	—
December 31, 2020
Assets:
Investment securities available for sale:
U.S. treasuries	$44,708	$—	$44,708	$—
Government agency securities	249,017	—	249,017	—
Obligations of state and municipal subdivisions	393,165	—	393,165	—
Corporate bonds	22,102	—	22,102	—
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	443,501	—	443,501	—
Other securities	1,200	—	1,200	—
Loans held for sale, fair value option elected (1)	71,769	—	71,769	—
Derivative financial instruments:
Interest rate lock commitments	3,515	—	3,515	—
Loan customer counterparty	20,159	—	20,159	—
Liabilities:
Derivative financial instruments:
Forward mortgage-backed securities trades	568	—	568	—
Financial institution counterparty	21,306	—	21,306	—
____________
(1)    At December 31, 2021 and 2020, loans held for sale for which the fair value option was elected had an aggregate outstanding principal balance of $27,176 and $68,670, respectively. There were no mortgage loans held for sale under the fair value option that were 90 days or greater past due or on nonaccrual at December 31, 2021.

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
The Company also enters into certain interest rate derivative positions. The estimated fair value of these commercial loan interest rate swaps are obtained from a pricing service that provides the swaps' unwind value (Level 2 inputs). See Note 18. Derivative Financial Instruments, for more information.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Assets and Liabilities Measured on a Nonrecurring Basis
In accordance with ASC Topic 820, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at December 31, 2021 and 2020, for which a nonrecurring change in fair value has been recorded:

		Fair Value Measurements at Reporting Date Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Period Ended Total Losses
December 31, 2021
Assets:
Individually evaluated loans	$11,204	$—	$—	$11,204	$3,526

December 31, 2020
Assets:
Individually evaluated loans	$16,903	$—	$—	$16,903	$13,041
Individually evaluated loans (loans which are not expected to repay all principal and interest amounts due in accordance with the original contractual terms) are measured at an observable market price (if available) or at the fair value of the loan’s underlying collateral (if collateral dependent). Fair value of the loan’s collateral is determined by appraisals or independent valuation, which is then adjusted for the estimated costs related to liquidation of the collateral. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. In addition, management's discounting criteria may vary for loans secured by non-real estate collateral such as inventory, oil and gas reserves, accounts receivable, equipment or other business assets. Therefore, the Company has categorized its individually evaluated loans as Level 3.
Other real estate owned is measured at fair value on a nonrecurring basis (upon initial recognition or subsequent impairment). Other real estate owned is classified within Level 3 of the valuation hierarchy. When transferred from the loan portfolio, other real estate is adjusted to fair value less estimated selling costs and is subsequently carried at the lower of carrying value or fair value less estimated selling costs. The fair value is determined using an external appraisal process, discounted based on internal criteria. Therefore, the Company has categorized its other real estate as Level 3. There was no other real estate owned remeasured during the years ended December 31, 2021 and 2020.
In addition, mortgage loans held for sale not recorded under the fair value option are required to be measured at the lower of cost or fair value. The fair value of these loans is based upon binding quotes or bids from third party investors. As of December 31, 2021 and 2020, all mortgage loans held for sale not recorded under the fair value option were recorded at cost.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Fair Value of Financial Instruments not Recorded at Fair Value
The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instruments that are reported at amortized cost on the Company's consolidated balance sheets were as follows at December 31, 2021 and 2020:

			Fair Value Measurements at Reporting Date Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Financial assets:
Cash and cash equivalents	$2,608,444	$2,608,444	$2,608,444	$—	$—
Certificates of deposit held in other banks	3,245	3,246	—	3,246	—
Loans held for sale, at cost	3,875	3,982	—	3,982	—
Loans, net	12,290,740	12,415,366	—	—	12,415,366
FHLB of Dallas stock and other restricted stock	21,573	21,573	—	21,573	—
Accrued interest receivable	49,636	49,636	—	49,636	—
Financial liabilities:
Deposits	15,553,908	15,553,645	—	15,553,645	—
Accrued interest payable	5,301	5,301	—	5,301	—
FHLB advances	150,000	128,555	—	128,555	—
Other borrowings	283,371	303,250	—	303,250	—
Junior subordinated debentures	54,221	45,501	—	45,501	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2020
Financial assets:
Cash and cash equivalents	$1,813,987	$1,813,987	$1,813,987	$—	$—
Certificates of deposit held in other banks	4,482	4,595	—	4,595	—
Loans held for sale, at cost	10,878	11,138	—	11,138	—
Loans, net	12,978,238	13,093,698	—	—	13,093,698
FHLB of Dallas stock and other restricted stock	20,305	20,305	—	20,305	—
Accrued interest receivable	60,581	60,581	—	60,581	—
Financial liabilities:
Deposits	14,398,927	14,407,596	—	14,407,596	—
Accrued interest payable	7,397	7,397	—	7,397	—
FHLB advances	375,000	371,175	—	371,175	—
Other borrowings	312,175	327,150	—	327,150	—
Junior subordinated debentures	54,023	42,624	—	42,624	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

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
The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedge relationship. This documentation includes linking the fair value or cash flow hedges to the specific assets and liabilities on the balance sheet or the specific firm commitments or forecasted transaction. The Company assesses, both at the hedge's inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.
The Company's objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. During the second quarter of 2021, the Company entered into two interest rate swap derivatives with an aggregated notional amount of $100,000 that were designated as cash flow hedges. The derivatives are intended to hedge the variable cash flows associated with certain existing variable-interest rate loans and were determined to be effective during the year ended December 31, 2021.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest income in the same period that the hedged transaction affects earnings. Amounts of loss recognized in accumulated other comprehensive income related to derivatives was $359, net of tax, and the amounts that were reclassified to interest income as interest payments were received on the Company’s variable-rate loans was $472, net of tax, during and for the year ended December 31, 2021, respectively. During the next twelve months, the Company estimates that $513 will be reclassified as an increase to interest income.
Through its mortgage banking division, the Company enters into interest rate lock commitments with consumers to originate mortgage loans at a specified interest rate. These commitments, which contain fixed expiration dates, offer the borrower an interest rate guarantee provided the loan meets underwriting guidelines and closes within the timeframe established by the Company. The Company manages the changes in fair value associated with changes in interest rates related to interest rate lock commitments by using forward sold commitments known as forward mortgage-backed securities trades. These instruments are typically entered into at the time the interest rate lock commitment is made.

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
The following table provides the outstanding notional balances and fair values of outstanding derivative positions at December 31, 2021 and 2020:

	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
December 31, 2021
Derivatives designated as hedging instruments:
Interest rate swaps - cash flow hedge	$100,000	$—	$1,158
Derivatives not designated as hedging instruments:
Interest rate lock commitments	34,064	1,029	4
Forward mortgage-backed securities trades	30,500	27	21
Commercial loan interest rate swaps:
Loan customer counterparty	254,935	6,459	1,073
Financial institution counterparty	254,935	1,078	6,772

December 31, 2020
Derivatives not designated as hedging instruments:
Interest rate lock commitments	$116,795	$3,515	$—
Forward mortgage-backed securities trades	104,000	—	568
Commercial loan interest rate swaps:
Loan customer counterparty	335,370	20,159	—
Financial institution counterparty	335,370	—	21,306
The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding were as follows:

	Weighted Average Interest Rate
	December 31, 2021		December 31, 2020
	Received	Paid	Received	Paid
Loan customer counterparty	4.12%	2.40%	4.08%	2.32%
The credit exposure related to interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $7,537 at December 31, 2021. In some cases collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. At December 31, 2021 and 2020, cash of $20,491 and $23,829 and securities of $3,168 and $6,494 were pledged as collateral for these derivatives, respectively.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
The Company has entered into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which the Company is either a participant or a lead bank. Risk participation agreements entered into as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. The Company is party to one risk participation agreement as a participant bank having a notional amount of $5,121 at December 31, 2021. Risk participation agreements entered into as the lead bank provide credit protection to the Company should the borrower fail to perform on its interest rate derivative contract. The Company is party to one risk participation agreement as the lead bank having a notional amount of $9,348 at December 31, 2021.
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
A summary of derivative activity and the related impact on the consolidated statements of income for the years ended December 31, 2021, 2020 and 2019 was as follows:

	Income Statement Location	Years Ended December 31,
		2021	2020	2019
Derivatives designated as hedging instruments
Interest rate swaps - cash flow hedges	Interest and fees on loans	$584	$—	$—
Derivatives not designated as hedging instruments
Interest rate lock commitments	Mortgage banking revenue	(2,490)	2,668	25
Forward mortgage-backed securities trades	Mortgage banking revenue	574	(505)	163

Note 19. Stock Awards
The Company grants common stock awards to certain employees of the Company. In April 2013, the Board of Directors adopted the 2013 Equity Incentive Plan (2013 Plan). All stock awards issued under expired plans prior to 2013 are fully vested. Under the 2013 Plan, the Compensation Committee may grant awards to certain employees of the Company in the form of restricted stock, restricted stock rights, restricted stock units, qualified and nonqualified stock options, performance share awards and other equity-based awards. The 2013 Plan, as amended, has 2,300,000 reserved shares of common stock to be awarded by the Company's compensation committee. As of December 31, 2021, there were 1,070,419 shares remaining available for grant for future awards.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Restricted Stock Awards
The following table summarizes the activity in nonvested restricted stock awards for the years ended December 31, 2021 and 2020:

Restricted Stock Awards	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2020	468,800	$49.01
Granted during the period	115,463	66.10
Vested during the period	(185,447)	51.18
Forfeited during the period	(35,265)	50.23
Nonvested shares, December 31, 2021	363,551	$53.14

Nonvested shares, December 31, 2019	284,861	$58.63
Granted during the period	310,290	43.54
Vested during the period	(115,436)	58.08
Forfeited during the period	(10,915)	48.37
Nonvested shares, December 31, 2020	468,800	$49.01
Compensation expense related to these awards is recorded based on the fair value of the award at the date of grant and totaled $8,984, $8,450 and $7,808 for the years ended December 31, 2021, 2020 and 2019, respectively. Compensation expense is recorded in salaries and employee benefits in the accompanying consolidated statements of income. At December 31, 2021, future compensation expense is estimated to be $12,700 and will be recognized over a remaining weighted average period of 2.22 years.
The fair value of common stock awards that vested during the years ended December 31, 2021, 2020 and 2019 was $12,651, $5,602 and $8,725, respectively. The Company has recorded $(691), $243 and $21 in excess tax (benefit) expense on vested restricted stock to income tax expense for the years ended December 31, 2021, 2020 and 2019, respectively.
There were no modifications of stock agreements during 2021, 2020 and 2019 that resulted in significant additional incremental compensation costs.
At December 31, 2021, the future vesting schedule of the nonvested restricted stock awards is as follows:

Number of Shares
First year	158,463
Second year	118,975
Third year	77,350
Fourth year	8,763
Total nonvested shares	363,551
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
The following table summarizes the activity in nonvested performance stock units at target award level for the years ended December 31, 2021 and 2020:

Performance-based Restricted Stock Units	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2020	89,300	$38.29
Granted during the period	25,198	63.92
Nonvested shares, December 31, 2021	114,498	$43.93

Nonvested shares, December 31, 2019	—	$—
Granted during the period	89,300	38.29
Nonvested shares, December 31, 2020	89,300	$38.29
Compensation expense related to performance stock units is estimated each period based on the fair value of the target stock unit at the grant date and the most probable level of achievement of the performance condition, adjusted for the passage of time within the vesting periods of the awards. Compensation expense related to these awards was $1,707 and $0 for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the unrecognized compensation expense assuming the target attainment is estimated to be $3,323, while the estimated maximum payout rate is $5,838. The remaining performance period over which the expense will be recognized is 2.49 years.

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
As discussed in Note 1. Summary of Significant Accounting Policies, in connection with the adoption of ASC 326, the Company recognized an after-tax cumulative effect reduction to retained earnings of $53,880 on January 1, 2021. In February 2019, the federal bank regulatory agencies issued a final rule that revised certain capital regulations under CECL and included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of CECL on their regulatory capital ratios (three-year transition option). The Company elected to adopt the three-year transition option and the deferral has been applied in the December 31, 2021 capital ratios presented below.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Common Equity Tier 1 (CET1) and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2021 and 2020, the Company and the Bank meet all capital adequacy requirements to which they are subject, including the capital buffer requirement.
As of December 31, 2021 and 2020, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk based, CET1, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Bank’s category.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
The following table presents actual capital amounts and required ratios under Basel III Capital Rules for the Company and Bank as of December 31, 2021 and December 31, 2020.

	Actual		Minimum Capital Required - Basel III		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total capital to risk weighted assets:
Consolidated	$1,916,163	13.67%	$1,471,510	10.50%	N/A	N/A
Bank	1,983,530	14.16	1,471,036	10.50	$1,400,987	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	1,614,372	11.52	1,191,223	8.50	N/A	N/A
Bank	1,885,739	13.46	1,190,839	8.50	1,120,790	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	1,558,772	11.12	981,007	7.00	N/A	N/A
Bank	1,885,739	13.46	980,691	7.00	910,642	6.50
Tier 1 capital to average assets:
Consolidated	1,614,372	8.80	733,954	4.00	N/A	N/A
Bank	1,885,739	10.28	733,785	4.00	917,231	5.00

December 31, 2020
Total capital to risk weighted assets:
Consolidated	$1,825,661	13.32%	$1,438,939	10.50%	N/A	N/A
Bank	1,864,240	13.61	1,438,385	10.50	$1,369,891	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	1,471,841	10.74	1,164,855	8.50	N/A	N/A
Bank	1,776,420	12.97	1,164,407	8.50	1,095,913	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	1,416,241	10.33	959,293	7.00	N/A	N/A
Bank	1,776,420	12.97	958,924	7.00	890,429	6.50
Tier 1 capital to average assets:
Consolidated	1,471,841	9.12	645,730	4.00	N/A	N/A
Bank	1,776,420	11.01	645,539	4.00	806,924	5.00

Stock repurchase program: From time to time, the Company's board of directors has authorized stock repurchase programs which allow the Company to purchase its common stock generally over a one-year period at various prices in the open market or in privately negotiated transactions. On October 22, 2020, the Company's board of directors authorized a $150,000 stock repurchase program allowing the Company to purchase shares of its common stock through October 31, 2021. On August 26, 2021, the Company extended the stock repurchase program through December 31, 2021. Under this program, the Company repurchased 419,098 shares at a total cost of $29,241 for the year ended December 31, 2021, and 109,548 shares at a total cost of $5,660 for the year ended December 31, 2020. In December 2021, upon the expiration of the current plan, the Company's Board established the 2022 Stock Repurchase Plan, which provides for the repurchase of up to $160,000 of common stock through December 31, 2022. Federal bank regulators have adopted final rules that, among other things, eliminated the standalone prior approval requirement for any repurchase of common stock. However, the Company remains subject to a Federal Reserve Board guideline that requires consultation with the Federal Reserve regarding plans for share repurchases. The Company’s repurchases of its common stock may be subject to a prior approval or notice requirement under other regulations, policies or supervisory expectations of the Federal Reserve Board.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Company stock repurchased to settle employee tax withholding related to vesting of stock awards totaled 41,970 shares at a total cost of $2,891, and 2,951 shares at a total cost of $159 for the periods ended December 31, 2021 and 2020, respectively, and were not included under the repurchase program.

Note 21. Parent Company Only Financial Statements
The following balance sheets, statements of income and statements of cash flows for Independent Bank Group, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

Balance Sheets
	December 31,
Assets	2021	2020
Cash and cash equivalents	$10,747	$5,482
Investment in subsidiaries	2,904,395	2,876,171
Investment in trusts	1,724	1,724
Other assets	3,039	3,849
Total assets	$2,919,905	$2,887,226

Liabilities and Stockholders' Equity
Other borrowings	$283,371	$312,175
Junior subordinated debentures	54,221	54,023
Other liabilities	5,663	5,657
Total liabilities	343,255	371,855

Stockholders' equity:
Preferred stock	—	—
Common stock	428	431
Additional paid-in capital	1,945,497	1,934,807
Retained earnings	625,484	543,800
Accumulated other comprehensive income	5,241	36,333
Total stockholders' equity	2,576,650	2,515,371
Total liabilities and stockholders' equity	$2,919,905	$2,887,226

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Statements of Income
	Years Ended December 31,
	2021	2020	2019
Interest expense:
Interest on other borrowings	$15,247	$12,446	$11,561
Interest on junior subordinated debentures	1,756	2,162	3,028
Total interest expense	17,003	14,608	14,589
Noninterest income:
Dividends from subsidiaries	134,547	83,314	105,877
Other	61	—	1
Total noninterest income	134,608	83,314	105,878
Noninterest expense:
Salaries and employee benefits	10,546	8,346	7,653
Professional fees	126	202	264
Acquisition expense, including legal	—	16,225	33,445
Other	2,510	2,424	2,562
Total noninterest expense	13,182	27,197	43,924
Income before income tax benefit and equity in undistributed income of subsidiaries	104,423	41,509	47,365
Income tax benefit	7,131	9,410	11,066
Income before equity in undistributed income of subsidiaries	111,554	50,919	58,431
Equity in undistributed income of subsidiaries	113,196	150,290	134,305
Net income	$224,750	$201,209	$192,736

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Statements of Cash Flows
	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$224,750	$201,209	$192,736
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(113,196)	(150,290)	(134,305)
Amortization of discount and origination costs on borrowings	894	720	633
Stock based compensation expense	10,691	8,450	7,808
Excess tax (benefit) expense on restricted stock vested	(691)	243	21
Deferred tax (benefit) expense	(210)	96	2,165
Net change in other assets	1,020	(590)	1,863
Net change in other liabilities	500	(952)	(64)
Net cash provided by operating activities	123,758	58,886	70,857

Cash flows from investing activities:
Capital investment in subsidiaries	—	(120,000)	—
Cash acquired in connection with acquisition	—	—	339
Cash paid in connection with acquisition	—	—	(9)
Net cash (used in) provided by investing activities	—	(120,000)	330

Cash flows from financing activities:
Proceeds from other borrowings	75,000	148,653	65,000
Repayments of other borrowings	(104,500)	(39,250)	(40,500)
Offering costs paid in connection with acquired bank	—	—	(804)
Repurchase of common stock	(32,132)	(5,819)	(51,659)
Dividends paid	(56,861)	(45,265)	(43,302)
Net cash (used in) provided by financing activities	(118,493)	58,319	(71,265)
Net change in cash and cash equivalents	5,265	(2,795)	(78)
Cash and cash equivalents at beginning of year	5,482	8,277	8,355
Cash and cash equivalents at end of year	$10,747	$5,482	$8,277

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Note 22. Subsequent Events
Declaration of dividends
On January 28, 2022, the Company declared a quarterly cash dividend in the amount of $0.38 per share of common stock to the stockholders of record on February 10, 2022. The dividend totaling $16,238 was paid on February 17, 2022.
Line of credit agreement
On February 16, 2022, the Company's $100,000 unsecured revolving line of credit was renewed and matures on February 16, 2023. The interest rate was amended to the Monthly Reset Bloomberg Short-Term Bank Yield Index (BSBY) plus 1.75%. As of February 25, 2022, the Company has no borrowings against its revolving line of credit.

ITEM 16. FORM 10-K SUMMARY
The Company has not elected to include a summary of the information required in this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of McKinney, Texas, on February 25, 2022.

Independent Bank Group, Inc. (Registrant)

Date:	February 25, 2022	By: /s/ David R. Brooks

David R. Brooks
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David R. Brooks	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2022
David R. Brooks

/s/ Michelle S. Hickox	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 25, 2022
Michelle S. Hickox

/s/ Daniel W. Brooks	Vice Chairman and Director	February 25, 2022
Daniel W. Brooks

/s/ William E. Fair	Director	February 25, 2022
William E. Fair

/s/ Alicia K. Harrison	Director	February 25, 2022
Alicia K. Harrison

/s/ Craig E. Holmes	Director	February 25, 2022
Craig E. Holmes

/s/ J. Webb Jennings III	Director	February 25, 2022
J. Webb Jennings III

/s/ Donald L. Poarch	Director	February 25, 2022
Donald L. Poarch

/s/ G. Stacy Smith	Director	February 25, 2022
G. Stacy Smith

/s/ Michael T. Viola	Director	February 25, 2022
Michael T. Viola

/s/ Paul E. Washington	Director	February 25, 2022
Paul E. Washington