Form 10-Q
period 2022-03-31
Independent Bank Group, Inc.
filed 2022-04-26
CIK 1564618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2022.
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
Common Stock, Par Value $0.01 Per Share – 42,273,546 shares as of April 22, 2022.

INDEPENDENT BANK GROUP, INC. AND SUBSIDIARIES
Form 10-Q
March 31, 2022

***

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Independent Bank Group, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2022 (unaudited) and December 31, 2021
(Dollars in thousands, except share information)

	March 31,	December 31,
Assets	2022	2021
Cash and due from banks	$350,387	$243,926
Interest-bearing deposits in other banks	1,253,869	2,364,518
Cash and cash equivalents	1,604,256	2,608,444
Certificates of deposit held in other banks	2,997	3,245
Securities available for sale, at fair value	1,938,726	2,006,727
Securities held to maturity, net of allowance for credit losses of $0 and $0, respectively	188,047	—
Loans held for sale (includes $21,461 and $28,249 carried at fair value, respectively)	22,743	32,124
Loans, net of allowance for credit losses of $146,313 and $148,706, respectively	12,382,000	12,290,740
Premises and equipment, net	324,000	308,023
Federal Home Loan Bank (FHLB) of Dallas stock and other restricted stock	21,571	21,573
Bank-owned life insurance (BOLI)	236,387	235,637
Deferred tax asset	45,439	26,178
Goodwill	994,021	994,021
Other intangible assets, net	72,345	75,490
Other assets	130,721	130,446
Total assets	$17,963,253	$18,732,648

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$5,003,728	$5,066,588
Interest-bearing	9,846,543	10,487,320
Total deposits	14,850,271	15,553,908
FHLB advances	150,000	150,000
Other borrowings	269,545	283,371
Junior subordinated debentures	54,270	54,221
Other liabilities	116,707	114,498
Total liabilities	15,440,793	16,155,998
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock (0 and 0 shares outstanding, respectively)	—	—
Common stock (42,795,228 and 42,756,234 shares outstanding, respectively)	428	428
Additional paid-in capital	1,947,909	1,945,497
Retained earnings	657,154	625,484
Accumulated other comprehensive (loss) income	(83,031)	5,241
Total stockholders’ equity	2,522,460	2,576,650
Total liabilities and stockholders’ equity	$17,963,253	$18,732,648
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Income
Three Months Ended March 31, 2022 and 2021 (unaudited)
(Dollars in thousands, except per share information)

	Three Months Ended March 31,
	2022	2021
Interest income:
Interest and fees on loans	$129,179	$140,152
Interest on taxable securities	8,359	4,757
Interest on nontaxable securities	2,333	2,069
Interest on interest-bearing deposits and other	994	793
Total interest income	140,865	147,771
Interest expense:
Interest on deposits	5,610	13,007
Interest on FHLB advances	179	533
Interest on other borrowings	3,482	4,060
Interest on junior subordinated debentures	446	442
Total interest expense	9,717	18,042
Net interest income	131,148	129,729
Provision for credit losses	(1,443)	(2,500)
Net interest income after provision for credit losses	132,591	132,229
Noninterest income:
Service charges on deposit accounts	2,752	2,261
Investment management fees	2,451	2,043
Mortgage banking revenue	3,026	7,495
Mortgage warehouse purchase program fees	958	1,969
Loss on sale of loans	(1,484)	—
Loss on sale and disposal of premises and equipment	(163)	(7)
Increase in cash surrender value of BOLI	1,310	1,272
Other	4,035	3,576
Total noninterest income	12,885	18,609
Noninterest expense:
Salaries and employee benefits	49,555	43,659
Occupancy	10,000	9,606
Communications and technology	5,901	5,536
FDIC assessment	1,493	1,705
Advertising and public relations	456	238
Other real estate owned expenses, net	—	8
Amortization of other intangible assets	3,145	3,145
Professional fees	3,439	3,670
Other	8,468	7,546
Total noninterest expense	82,457	75,113
Income before taxes	63,019	75,725
Income tax expense	12,279	15,745
Net income	$50,740	$59,980
Basic earnings per share	$1.19	$1.39
Diluted earnings per share	$1.18	$1.39
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2022 and 2021 (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$50,740	$59,980
Other comprehensive loss before tax:
Unrealized losses on securities:
Unrealized losses arising during the period, excluding the change attributable to available for sale securities reclassified to held to maturity	(106,564)	(21,563)
Tax effect	(22,378)	(4,528)
Unrealized losses arising during the period, net of tax, excluding the change attributable to available for sale securities reclassified to held to maturity	(84,186)	(17,035)
Change in net unamortized gains on available for sale securities reclassified into held to maturity securities	(5)	—
Tax effect	(1)	—
Change in net unamortized gains on available for sale securities reclassified into held to maturity securities, net of tax	(4)	—
Change in unrealized losses on securities, net of tax	(84,190)	(17,035)

Unrealized losses on derivative financial instruments:
Unrealized holding losses arising during the period	(4,965)	—
Tax effect	(1,043)	—
Unrealized losses arising during the period, net of tax	(3,922)	—
Reclassification of amount of gains recognized into income	(202)	—
Tax effect	(42)	—
Reclassification of amount of gains recognized into income, net of tax	(160)	—
Change in unrealized losses on derivative financial instruments	(4,082)	—
Other comprehensive loss, net of tax	(88,272)	(17,035)
Comprehensive (loss) income	$(37,532)	$42,945
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2022 and 2021 (unaudited)
(Dollars in thousands, except for par value, share and per share information)

	Preferred Stock $0.01 Par	Common Stock $0.01 Par Value		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Value 10 million shares authorized	100 million shares authorized
		Shares	Amount
Three Months Ended
Balance, December 31, 2021	$—	42,756,234	$428	$1,945,497	$625,484	$5,241	$2,576,650
Net income	—	—	—	—	50,740	—	50,740
Other comprehensive loss, net of tax	—	—	—	—	—	(88,272)	(88,272)
Common stock repurchased	—	(37,575)	—	—	(2,789)	—	(2,789)
Restricted stock forfeited	—	(715)	—	—	—	—	—
Restricted stock granted	—	77,284	—	—	—	—	—
Stock based compensation expense	—	—	—	2,412	—	—	2,412
Cash dividends ($0.38 per share)	—	—	—	—	(16,281)	—	(16,281)
Balance, March 31, 2022	$—	42,795,228	$428	$1,947,909	$657,154	$(83,031)	$2,522,460

Three Months Ended
Balance, December 31, 2020	$—	43,137,104	$431	$1,934,807	$543,800	$36,333	$2,515,371
Cumulative effect of change in accounting principle upon the adoption of ASU 2016-13 (1)	—	—	—	—	(53,880)	—	(53,880)
Adjusted beginning balance	—	43,137,104	431	1,934,807	489,920	36,333	2,461,491
Net income	—	—	—	—	59,980	—	59,980
Other comprehensive loss, net of tax	—	—	—	—	—	(17,035)	(17,035)
Common stock repurchased	—	(22,835)	—	—	(1,489)	—	(1,489)
Restricted stock forfeited	—	(4,506)	—	—	—	—	—
Restricted stock granted	—	83,494	1	(1)	—	—	—
Stock based compensation expense	—	—	—	3,206	—	—	3,206
Cash dividends ($0.30 per share)	—	—	—	—	(13,036)	—	(13,036)
Balance, March 31, 2021	$—	43,193,257	$432	$1,938,012	$535,375	$19,298	$2,493,117

____________
(1) ASU 2016-13 was adopted by the Company on January 1, 2021.
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2022 and 2021 (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$50,740	$59,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,292	3,160
Accretion income recognized on acquired loans	(4,081)	(6,245)
Amortization of other intangibles assets	3,145	3,145
Amortization of premium on securities, net	1,645	982
Amortization of discount and origination costs on borrowings	223	224
Stock based compensation expense	2,412	3,206
Excess tax benefit on restricted stock vested	(354)	(194)
FHLB stock dividends	(31)	(33)
Loss on sale and disposal of premises and equipment	163	7
Loss on sale of loans	1,484	—
Impairment of other assets	—	9
Deferred tax expense	4,203	4,771
Provision for credit losses	(1,443)	(2,500)
Increase in cash surrender value of BOLI	(1,310)	(1,272)
Excess benefit claim on BOLI	(784)	—
Net gain on mortgage loans held for sale	(1,407)	(5,299)
Originations of loans held for sale	(90,828)	(217,882)
Proceeds from sale of loans held for sale	101,616	248,029
Net change in other assets	3,325	10,833
Net change in other liabilities	(50,696)	(23,033)
Net cash provided by operating activities	21,314	77,888
Cash flows from investing activities:
Investment securities available for sale:
Proceeds from maturities, calls and paydowns	3,061,183	7,200,419
Purchases	(3,211,644)	(7,372,228)
Investment securities held to maturity:
Purchases	(70,773)	—
Proceeds from maturities of certificates of deposit held in other banks	248	—
Proceeds from benefit claim of BOLI	1,344	—
Proceeds from redemptions of FHLB stock and other restricted stock	33	—
Proceeds from sale of loans	17,506	—
Net loans originated held for investment	(286,598)	(33,926)
Originations of mortgage warehouse purchase loans	(4,600,627)	(8,419,896)
Proceeds from pay-offs of mortgage warehouse purchase loans	4,819,921	8,767,994
Additions to premises and equipment	(19,441)	(3,811)
Proceeds from sale of premises and equipment	9	21
Net cash (used in) provided by investing activities	(288,839)	138,573

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
Three Months Ended March 31, 2022 and 2021 (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2022	2021

Cash flows from financing activities:
Net (decrease) increase in demand deposits, money market and savings accounts	(550,396)	456,447
Net decrease in time deposits	(153,241)	(51,582)
Proceeds from other borrowings	3,000	2,500
Repayments of other borrowings	(17,000)	(6,500)
Repurchase of common stock	(2,789)	(1,489)
Dividends paid	(16,237)	(12,954)
Net cash (used in) provided by financing activities	(736,663)	386,422
Net change in cash and cash equivalents	(1,004,188)	602,883
Cash and cash equivalents at beginning of period	2,608,444	1,813,987
Cash and cash equivalents at end of period	$1,604,256	$2,416,870
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
The consolidated interim financial statements are unaudited, but include all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented. All such adjustments were of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. The consolidated balance sheet at December 31, 2021 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
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
Subsequent events: Companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued. They must recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial statement preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. The Company has evaluated subsequent events through the date of filing these financial statements with the Securities and Exchange Commission (SEC) and noted no subsequent events requiring financial statement recognition or disclosure, except as disclosed in Note 11. Subsequent Events.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Earnings per share: Basic earnings per common share is calculated as net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. The unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under participating nonvested restricted stock awards as well as performance stock units (PSUs). The participating nonvested restricted stock awards were not included in dilutive shares as they were anti-dilutive for the three months ended March 31, 2022 and 2021. Proceeds from the assumed exercise of dilutive participating nonvested restricted stock awards and PSUs are assumed to be used to repurchase common stock at the average market price.
The following table presents a reconciliation of net income available to common shareholders and the number of shares used in the calculation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2022	2021
Basic earnings per share:
Net income	$50,740	$59,980
Less:
Undistributed earnings allocated to participating securities	266	487
Dividends paid on participating securities	125	134
Net income available to common shareholders	$50,349	$59,359
Weighted average basic shares outstanding	42,438,857	42,731,456
Basic earnings per share	$1.19	$1.39
Diluted earnings per share:
Net income available to common shareholders	$50,349	$59,359
Total weighted average basic shares outstanding	42,438,857	42,731,456
Add dilutive performance stock units	73,392	44,321
Total weighted average diluted shares outstanding	42,512,249	42,775,777
Diluted earnings per share	$1.18	$1.39
Anti-dilutive participating securities	145,219	202,811

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

	Three Months Ended March 31,
	2022	2021
Cash transactions:
Interest expense paid	$12,457	$21,785
Income taxes paid	$30	$8
Noncash transactions:
Deferred dividend equivalents	$44	$82
Transfers of securities available for sale to held to maturity	$117,583	$—
Securities purchased, not yet settled	$7,026	$5,000
Right-of-use assets obtained in exchange for lease liabilities	$3,882	$57
Loans purchased, not yet settled	$36,383	$—
Transfer of premises and equipment to other assets	$—	$88

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Note 3. Securities
Securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at March 31, 2022 and December 31, 2021 are as follows:

	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
March 31, 2022
U.S. treasuries	$243,246	$149	$(9,409)	$233,986
Government agency securities	479,951	163	(35,688)	444,426
Obligations of state and municipal subdivisions	289,032	3,275	(2,498)	289,809
Corporate bonds	43,996	306	(652)	43,650
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	981,206	1,482	(56,783)	925,905
Other securities	950	—	—	950
	$2,038,381	$5,375	$(105,030)	$1,938,726

December 31, 2021
U.S. treasuries	$174,950	$724	$(678)	$174,996
Government agency securities	453,402	1,221	(9,948)	444,675
Obligations of state and municipal subdivisions	418,554	15,440	(1,234)	432,760
Corporate bonds	33,994	862	(60)	34,796
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	917,942	10,757	(10,149)	918,550
Other securities	950	—	—	950
	$1,999,792	$29,004	$(22,069)	$2,006,727

Securities Held to Maturity
March 31, 2022
Obligations of state and municipal subdivisions	$188,047	$19	$(15,003)	$173,063
____________
(1) Excludes accrued interest receivable of $6,890 on available for sale and $784 on held to maturity securities at March 31, 2022 and $8,581 on available for sale securities at December 31, 2021 that is recorded in other assets on the accompanying consolidated balance sheets.
During the three months ended March 31, 2022, the Company reclassified, at fair value, approximately $117,583 in available for sale obligations of state and municipal subdivisions to the held to maturity category, primarily to limit future volatility in equity due to potential increases in interest rates. The related net unrealized pre-tax gains of approximately $26 remained in accumulated other comprehensive income (loss) and will be amortized over the remaining life of the securities, as an adjustment of the yield on the transferred securities. No transfers of securities occurred in 2021 and as of December 31, 2021, there were no securities held to maturity.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The amortized cost and estimated fair value of securities at March 31, 2022, by contractual maturity, are shown below. Maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2022
	Available for Sale		Held to Maturity
	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Due in one year or less	$39,142	$39,398	$—	$—
Due from one year to five years	317,014	311,040	—	—
Due from five to ten years	441,772	417,317	—	—
Thereafter	259,247	245,066	188,047	173,063
	1,057,175	1,012,821	188,047	173,063
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	981,206	925,905	—	—
	$2,038,381	$1,938,726	$188,047	$173,063
____________
(1) Excludes accrued interest receivable of $6,890 on available for sale and $784 on held to maturity securities at March 31, 2022 that is recorded in other assets on the accompanying consolidated balance sheets.
Securities with a carrying amount of approximately $991,575 and $997,416 at March 31, 2022 and December 31, 2021, respectively, were pledged primarily to secure deposits.
There were no sales of securities for the three months ended March 31, 2022 and 2021.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The number of securities, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2022 and December 31, 2021, are summarized as follows:

	Less Than 12 Months			Greater Than 12 Months			Total
Description of Securities	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Securities Available for Sale
March 31, 2022
U.S. treasuries	32	$213,846	$(9,409)	—	$—	$—	$213,846	$(9,409)
Government agency securities	42	253,843	(17,070)	28	151,126	(18,618)	404,969	(35,688)
Obligations of state and municipal subdivisions	85	76,687	(2,498)	—	—	—	76,687	(2,498)
Corporate bonds	6	18,349	(652)	—	—	—	18,349	(652)
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	198	645,734	(42,119)	28	139,062	(14,664)	784,796	(56,783)
	363	$1,208,459	$(71,748)	56	$290,188	$(33,282)	$1,498,647	$(105,030)
December 31, 2021
U.S. treasuries	22	$144,172	$(678)	—	$—	$—	$144,172	$(678)
Government agency securities	38	258,334	(4,622)	22	119,963	(5,326)	378,297	(9,948)
Obligations of state and municipal subdivisions	14	47,200	(988)	2	3,555	(246)	50,755	(1,234)
Corporate bonds	3	13,440	(60)	—	—	—	13,440	(60)
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	115	621,717	(8,471)	11	44,620	(1,678)	666,337	(10,149)
	192	$1,084,863	$(14,819)	35	$168,138	$(7,250)	$1,253,001	$(22,069)

Securities Held to Maturity
March 31, 2022
Obligations of state and municipal subdivisions	29	$129,233	$(13,141)	5	$11,678	$(1,862)	$140,911	$(15,003)
The Company's securities classified as available for sale and held to maturity are evaluated for expected credit losses by applying the appropriate expected credit losses methodology in accordance with ASC Topic 326, "Financial Instruments - Credit Losses." At March 31, 2022, management's review of all securities at an unrealized loss position determined that the losses resulted from factors not related to credit quality. This conclusion is based on management's analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors for each security type in our portfolio.
The unrealized losses on available for sale securities are generally due to increases in market interest rates. Furthermore, the Company has the intent to hold the available for sale securities until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their cost basis. As such, there is no allowance for credit losses on available for sale securities recognized as of March 31, 2022.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The Company's held to maturity securities include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities. With regard to securities issued by state and municipal subdivisions, management considers issuer bond ratings, historical loss rates for given bond ratings, whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, internal forecasts and whether or not such securities are guaranteed. A significant portion of the Company's held to maturity securities are guaranteed or insured. Furthermore, as of March 31, 2022, there were no past due principal or interest payments associated with these securities. As such, no allowance for credit losses has been recorded on held to maturity securities as of March 31, 2022.

Note 4. Loans, Net and Allowance for Credit Losses on Loans
Loans, net, at March 31, 2022 and December 31, 2021, consisted of the following:

	March 31,	December 31,
	2022	2021
Commercial	$1,972,642	$1,983,886
Mortgage warehouse purchase loans	569,554	788,848
Real estate:
Commercial	6,843,972	6,617,455
Commercial construction, land and land development	1,203,328	1,180,181
Residential	1,348,821	1,300,122
Single-family interim construction	397,774	380,627
Agricultural	111,184	106,512
Consumer	81,038	81,815
Total loans (1)(2)	12,528,313	12,439,446
Allowance for credit losses	(146,313)	(148,706)
Total loans, net (2)	$12,382,000	$12,290,740
____________
(1) Loan class amounts are shown at amortized cost, net of deferred loan fees of $9,527 and $9,406, at March 31, 2022 and December 31, 2021, respectively.
(2) Excludes accrued interest receivable of $40,340 and $41,051 at March 31, 2022 and December 31, 2021, respectively, that is recorded in other assets on the accompanying consolidated balance sheets.
Loans with carrying amounts of $6,860,223 and $6,769,353 at March 31, 2022 and December 31, 2021, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity and Federal Reserve Bank discount window borrowing capacity.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The commercial loan portfolio includes loans made to customers in the energy industry, which is a complex, technical and cyclical industry. Experienced bankers with specialized energy lending experience originate our energy loans. Companies in this industry produce, extract, develop, exploit and explore for oil and natural gas. Loans are primarily collateralized with proven producing oil and gas reserves based on a technical evaluation of these reserves. At March 31, 2022 and December 31, 2021, there were approximately $330,621 and $342,776, of energy related loans outstanding, respectively.
With the passage of the CARES Act Paycheck Protection Program (PPP) in 2020, administered by the Small Business Administration (SBA), the Company participated by originating loans to its customers through the program. PPP loans have terms of two to five years and earn interest at 1%. In return for processing and funding the loans, the SBA paid the lenders a processing fee tiered by the size of the loan. At March 31, 2022 and December 31, 2021, there were approximately $67,011 and $112,128 in PPP loans outstanding included in the commercial loan portfolio, respectively. In addition, the Company has recorded net deferred fees associated with PPP loans of $1,339 and $2,552 as of March 31, 2022 and December 31, 2021, respectively. Based on published program guidelines, these loans funded through the PPP are fully guaranteed by the U.S. government. Management believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program with any remaining balances, after the forgiveness of any amounts, still fully guaranteed by the SBA.
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
Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. Management monitors the diversification of the portfolio on a quarterly basis by type and geographic location. Management also tracks the level of owner occupied property versus non-owner occupied property. At March 31, 2022, the portfolio consisted of approximately 25% of owner occupied property.
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
Residential real estate and single-family interim construction loans are underwritten primarily based on borrowers’ documented income and ability to repay the Bank and other creditors as well as minimum collateral values and credit scores. Relatively small loan amounts are spread across many individual borrowers, which minimizes risk in the residential portfolio. In addition, management evaluates trends in past dues and current economic factors on a regular basis.

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
Most of the Company’s lending activity occurs within the state of Texas, primarily in the north, central and southeast Texas regions and the state of Colorado, specifically along the Front Range area. As of March 31, 2022, loans in the Colorado region represented about 24% of the total portfolio. A large percentage of the Company’s portfolio consists of commercial and residential real estate loans. As of March 31, 2022 and December 31, 2021, there were no concentrations of loans related to a single industry in excess of 10% of total loans.
On January 1, 2021, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) (ASC 326). Under ASC 326, the allowance for credit losses is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged-off against the allowance when they are deemed uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. The amount of the allowance represents management's best estimate of current expected credit losses on loans considering available information relevant to assessing collectibility over the loans' contractual terms, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies: management has a reasonable expectation that a troubled debt restructuring will be executed with an individual borrower, or the extension or renewal options are included in the borrower contract and are not unconditionally cancellable by the Company.
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
Loans exhibiting unique risk characteristics and requiring an individual evaluation are measured based on 1) the present value of expected future cash flows discounted at the loan's effective interest rate; 2) the loan's observable market price; or 3) the fair value of collateral if the loan is collateral dependent. Substantially all of the Company’s individually evaluated loans are measured at the fair value of the collateral.

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
Loans requiring an individual evaluation are generally identified at the servicing officer level based on review of weekly past due reports and/or the loan officer’s communication with borrowers. In addition, the status of past due loans are routinely discussed within each lending region as well as credit committee meetings to determine if classification is warranted. The Company’s internal loan review department has implemented an internal risk-based loan review process to identify potential internally classified loans that supplements the independent external loan review. External loan reviews cover a wide range of the loan portfolio, including large lending relationships, specifically targeted loan types, and if applicable recently acquired loan portfolios. As such, the external loan review generally covers loans exceeding $3,000. These reviews include analysis of borrower’s financial condition, payment histories, review of loan documentation and collateral values to determine if a loan should be internally classified. Generally, once classified, an analysis is completed by the credit department to determine the amount of allocated allowance for credit loss required. Expected credit losses for collateral dependent loans, including loans where the borrower is experiencing financial difficulty but foreclosure is not probable, are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Following unprecedented declines caused by the pandemic and volatile energy prices, the Texas economy, specifically in the Company’s lending areas of north, central and southeast Texas, moderated into the first quarter of 2022. The Colorado economy expanded at a moderate pace. The stronger sectors of the economy of late include manufacturing, nonfinancial services and energy, while other sectors of the economy where growth slowed were those constrained by supply disruptions and labor shortages. Drought conditions worsened in the southern U.S. but commodity prices increased, thereby supporting farm incomes. Loan demand growth decreased a bit amid rising interest rates although home sales remain elevated. Outlooks remained positive, though uncertainty surged, and businesses expressed concern that labor market tightness and supply-chain disruptions will not be soon resolved. The pandemic continues to have an impact on the economies in the Company's lending areas and the timing and magnitude of recovery cannot be predicted. Additionally, the invasion of Ukraine by Russia is causing tremendous human and economic hardship. The implications for the U.S. economy are highly uncertain, but in the near term the invasion and related events are likely to create additional upward pressure on inflation and weigh on economic activity. The risk of loss associated with all segments of the portfolio could increase due to these factors.
The economy and other risk factors are minimized by the Company’s underwriting standards, which include the following principles: 1) financial strength of the borrower including strong earnings, high net worth, significant liquidity and acceptable debt to worth ratio, 2) managerial business competence, 3) ability to repay, 4) loan to value, 5) projected cash flow and 6) guarantor financial statements, as applicable. The following is a summary of the activity in the allowance for credit losses on loans by class for the three months ended March 31, 2022 and 2021:

	Commercial	Commercial Real Estate	Commercial Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Unallocated	Total
Three months ended March 31, 2022
Balance at beginning of period	$49,747	$65,110	$23,861	$2,192	$7,222	$106	$468	$—	$148,706
Provision for credit losses	915	(5,411)	1,243	584	527	26	(84)	—	(2,200)
Charge-offs	(441)	—	—	(6)	—	—	(10)	—	(457)
Recoveries	264	—	—	—	—	—	—	—	264
Balance at end of period	$50,485	$59,699	$25,104	$2,770	$7,749	$132	$374	$—	$146,313

Three months ended March 31, 2021
Balance at beginning of period	$27,311	$50,123	$6,786	$2,156	$337	$442	$242	$423	$87,820
Impact of adopting ASC 326	12,775	51,116	(2,255)	7,179	(178)	(110)	(224)	(423)	67,880
Initial allowance on loans purchased with credit deterioration	4,328	8,567	140	—	—	—	—	—	13,035
Provision for loan losses	4,501	(5,932)	(270)	(1,007)	(51)	36	223	—	(2,500)
Charge-offs	(70)	(301)	—	—	—	(18)	(57)	—	(446)
Recoveries	18	—	—	—	—	3	17	—	38
Balance at end of period	$48,863	$103,573	$4,401	$8,328	$108	$353	$201	$—	$165,827
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The following table presents loans at amortized cost that were evaluated for expected credit losses on an individual basis and the related specific credit loss allocations, by loan class as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
Commercial	$38,058	$16,246	$38,911	$15,958
Commercial real estate	39,836	4,256	24,683	1,553
Commercial construction, land and land development	1,330	544	1,350	562
Residential real estate	—	—	—	—
Single-family Interim construction	—	—	—	—
Agricultural	—	—	—	—
Consumer	—	—	—	—
	$79,224	$21,046	$64,944	$18,073
Nonperforming loans by loan class at March 31, 2022 and December 31, 2021, at amortized cost, are summarized as follows:

	Commercial	Commercial Real Estate	Commercial Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Total
March 31, 2022
Nonaccrual loans (1)	$37,406	$30,230	$21	$1,389	$—	$—	$34	$69,080
Loans past due 90 days and still accruing	90	—	—	9	—	—	—	99
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	—	1,690	—	160	—	—	—	1,850
	$37,496	$31,920	$21	$1,558	$—	$—	$34	$71,029
December 31, 2021
Nonaccrual loans	$36,802	$15,218	$23	$1,592	$—	$—	$38	$53,673
Loans past due 90 days and still accruing	187	—	—	1,603	—	—	—	1,790
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	—	1,714	—	161	—	—	—	1,875
	$36,989	$16,932	$23	$3,356	$—	$—	$38	$57,338
____________
(1) There are $1,122 and $18 in loans on nonaccrual without an allowance for credit loss as of March 31, 2022 and December 31, 2021, respectively. Additionally, no interest income was recognized on nonaccrual loans. No significant amounts of accrued interest was reversed during the three months ended March 31, 2022 and 2021.

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
The restructuring of a loan is considered a “troubled debt restructuring” (TDR) if both 1) the borrower is experiencing financial difficulties and 2) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, extending amortization and other actions intended to minimize potential losses. Modifications primarily relate to extending the amortization periods of the loans and interest rate concessions. The modifications during the reported periods did not materially impact the Company’s determination of the allowance for credit losses. The amortized cost basis and recorded investment in troubled debt restructurings, including those on nonaccrual, was $2,876 and $2,918 as of March 31, 2022 and December 31, 2021, respectively.
There were no loans modified under troubled debt restructurings during the three months ended March 31, 2022.
Following is a summary of loans modified under troubled debt restructurings during the three months ended March 31, 2021:

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
At March 31, 2022 and 2021, there were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the three months ended March 31, 2022 and 2021, respectively.
At March 31, 2022 and 2021, the Company had no commitments to lend additional funds to any borrowers with loans whose terms have been modified under troubled debt restructurings.
Under ASC Subtopic 310-40 and federal banking agencies interagency guidance, certain short-term loan modifications made on a good faith basis in response to COVID-19 (as defined by the guidance) are not considered TDRs. Additionally, under section 4013 of the CARES Act, and as amended, banks may elect to suspend the requirement for certain loan modifications to be categorized as a TDR. In response to the COVID-19 pandemic, the Company has implemented prudent modifications allowing for primarily short-term payment deferrals or other payment relief to borrowers with pandemic-related economic hardships, where appropriate, that complies with the above guidance. As such, the Company's TDR loans noted above do not include loans that are modifications to borrowers impacted by COVID-19. As of March 31, 2022, the amount of loans remaining in COVID-19 related deferment was not significant.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents information regarding the aging of past due loans by loan class as of March 31, 2022 and as of December 31, 2021 (at amortized cost):

	Loans 30-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Loans
March 31, 2022
Commercial	$4,683	$11,180	$15,863	$1,956,779	$1,972,642
Mortgage warehouse	—	—	—	569,554	569,554
Commercial real estate	19,874	13,666	33,540	6,810,432	6,843,972
Commercial construction, land and land development	380	—	380	1,202,948	1,203,328
Residential real estate	2,723	164	2,887	1,345,934	1,348,821
Single-family interim construction	339	—	339	397,435	397,774
Agricultural	—	—	—	111,184	111,184
Consumer	59	8	67	80,971	81,038
	$28,058	$25,018	$53,076	$12,475,237	$12,528,313
December 31, 2021
Commercial	$1,041	$11,056	$12,097	$1,971,789	$1,983,886
Mortgage warehouse	—	—	—	788,848	788,848
Commercial real estate	2,861	11,784	14,645	6,602,810	6,617,455
Commercial construction, land and land development	—	—	—	1,180,181	1,180,181
Residential real estate	3,838	1,913	5,751	1,294,371	1,300,122
Single-family interim construction	1,290	—	1,290	379,337	380,627
Agricultural	16	—	16	106,496	106,512
Consumer	216	9	225	81,590	81,815
	$9,262	$24,762	$34,024	$12,405,422	$12,439,446
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Management considers the guidance in ASC 310-20 when determining whether a modification, extension or renewal of a loan constitutes a current period origination. Generally, current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. The following summarizes the amortized cost basis of loans by year of origination/renewal and credit quality indicator by class of loan as of March 31, 2022 and December 31, 2021:

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination or Renewal						Revolving Loans
March 31, 2022	2022	2021	2020	2019	2018	Prior			Total
Commercial
Pass	$81,332	$486,518	$170,044	$176,685	$74,786	$173,910	$684,691	$1,325	$1,849,291
Pass/Watch	—	3,041	1,200	529	2,508	2,582	28,926	10	38,796
Special Mention	—	299	112	1,863	268	4,626	1,396	—	8,564
Substandard	32	28,270	541	12,698	73	10,121	14,992	—	66,727
Doubtful	—	—	—	—	—	—	9,264	—	9,264
Total commercial	$81,364	$518,128	$171,897	$191,775	$77,635	$191,239	$739,269	$1,335	$1,972,642

Mortgage warehouse
Pass	$569,554	$—	$—	$—	$—	$—	$—	$—	$569,554
Pass/Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$569,554	$—	$—	$—	$—	$—	$—	$—	$569,554

Commercial real estate
Pass	$719,441	$2,141,467	$1,107,190	$736,582	$576,856	$965,145	$67,124	$2,056	$6,315,861
Pass/Watch	30,343	52,816	24,587	36,039	76,454	84,040	1,002	—	305,281
Special Mention	2,244	42,376	16,575	33,242	7,467	34,030	—	32	135,966
Substandard	11,817	43,282	15,689	643	11,894	2,678	861	—	86,864
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$763,845	$2,279,941	$1,164,041	$806,506	$672,671	$1,085,893	$68,987	$2,088	$6,843,972

Commercial construction, land and land development
Pass	$108,592	$613,761	$216,421	$88,746	$69,131	$26,237	$19,890	$1,792	$1,144,570
Pass/Watch	13,769	10,235	1,426	739	—	81	—	—	26,250
Special Mention	1,769	3,012	—	—	—	—	—	—	4,781
Substandard	11,562	38	—	259	14,489	1,379	—	—	27,727
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction, land and land development	$135,692	$627,046	$217,847	$89,744	$83,620	$27,697	$19,890	$1,792	$1,203,328

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination or Renewal						Revolving Loans
March 31, 2022	2022	2021	2020	2019	2018	Prior			Total
Residential real estate
Pass	$128,174	$390,724	$261,721	$179,439	$103,261	$210,448	$57,427	$251	$1,331,445
Pass/Watch	—	3,293	476	1,339	39	4,574	169	—	9,890
Special Mention	—	—	—	566	245	1,090	183	—	2,084
Substandard	23	921	364	360	53	3,630	51	—	5,402
Doubtful	—	—	—	—	—	—	—	—	—
Total residential real estate	$128,197	$394,938	$262,561	$181,704	$103,598	$219,742	$57,830	$251	$1,348,821

Single-family interim construction
Pass	$67,546	$271,473	$43,304	$—	$301	$—	$15,150	$—	$397,774
Pass/Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total single-family interim construction	$67,546	$271,473	$43,304	$—	$301	$—	$15,150	$—	$397,774

Agricultural
Pass	$16,369	$35,862	$14,827	$4,147	$7,895	$16,302	$9,755	$—	$105,157
Pass/Watch	—	—	526	1,381	33	1,011	3,055	—	6,006
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	21	—	—	21
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural	$16,369	$35,862	$15,353	$5,528	$7,928	$17,334	$12,810	$—	$111,184

Consumer
Pass	$2,109	$9,266	$9,648	$2,729	$595	$225	$56,416	$—	$80,988
Pass/Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	26	2	—	—	22	—	—	50
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	$2,109	$9,292	$9,650	$2,729	$595	$247	$56,416	$—	$81,038

Total loans
Pass	$1,693,117	$3,949,071	$1,823,155	$1,188,328	$832,825	$1,392,267	$910,453	$5,424	$11,794,640
Pass/Watch	44,112	69,385	28,215	40,027	79,034	92,288	33,152	10	386,223
Special Mention	4,013	45,687	16,687	35,671	7,980	39,746	1,579	32	151,395
Substandard	23,434	72,537	16,596	13,960	26,509	17,851	15,904	—	186,791
Doubtful	—	—	—	—	—	—	9,264	—	9,264
Total loans	$1,764,676	$4,136,680	$1,884,653	$1,277,986	$946,348	$1,542,152	$970,352	$5,466	$12,528,313

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination						Revolving Loans
December 31, 2021	2021	2020	2019	2018	2017	Prior			Total
Single-family interim construction
Pass	$305,267	$59,584	$2,801	$312	$—	$—	$12,663	$—	$380,627
Pass/Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total single-family interim construction	$305,267	$59,584	$2,801	$312	$—	$—	$12,663	$—	$380,627

Agricultural
Pass	$36,442	$15,005	$4,454	$8,033	$12,229	$4,773	$18,993	$—	$99,929
Pass/Watch	—	526	1,462	52	1,035	—	3,502	—	6,577
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	6	—	—	6
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural	$36,442	$15,531	$5,916	$8,085	$13,264	$4,779	$22,495	$—	$106,512

Consumer
Pass	$10,568	$9,496	$2,706	$710	$308	$181	$57,744	$43	$81,756
Pass/Watch	—	—	—	—	1	—	—	—	1
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	30	2	—	—	9	17	—	—	58
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	$10,598	$9,498	$2,706	$710	$318	$198	$57,744	$43	$81,815

Total loans
Pass	$4,771,917	$1,995,309	$1,227,819	$933,094	$700,329	$1,051,269	$930,290	$11,938	$11,621,965
Pass/Watch	73,849	33,073	49,665	64,547	45,251	79,090	23,191	4,638	373,304
Special Mention	61,990	16,887	46,416	37,335	20,003	25,714	13,011	—	221,356
Substandard	78,811	17,094	17,948	27,003	3,570	52,387	14,123	1,988	212,924
Doubtful	—	—	—	—	—	—	9,897	—	9,897
Total loans	$4,986,567	$2,062,363	$1,341,848	$1,061,979	$769,153	$1,208,460	$990,512	$18,564	$12,439,446

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
At March 31, 2022 and December 31, 2021, the approximate amounts of these financial instruments were as follows:

	March 31,	December 31,
	2022	2021
Commitments to extend credit	$2,891,168	$2,770,036
Standby letters of credit	27,771	30,007
	$2,918,939	$2,800,043
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
The allowance for credit losses on off-balance sheet commitments was as follows:

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$4,722	$—
Impact of ASC 326 adoption	—	1,113
Provision for off-balance sheet credit exposure	757	—
Balance at end of period	$5,479	$1,113
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

Note 6. Income Taxes
Income tax expense for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
	2022	2021
Income tax expense for the period	$12,279	$15,745
Effective tax rate	19.5%	20.8%
The effective tax rates for 2022 and 2021 differ from the statutory federal tax rate of 21% largely due to tax exempt interest income earned on certain investment securities and loans, the nontaxable earnings on bank owned life insurance, nondeductible compensation, and state income tax.

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
The Company elected the fair value option for certain residential mortgage loans held for sale in accordance with ASC 825, Financial Instruments. This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC 815, Derivatives and Hedging. The Company has not elected the fair value option for other residential mortgage loans held for sale primarily because they are not economically hedged using derivative instruments. See below and Note 8. Derivative Financial Instruments, for additional information.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Assets and Liabilities Measured on a Recurring Basis
The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of March 31, 2022 and December 31, 2021 by level within the ASC Topic 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022
Assets:
Investment securities available for sale:
U.S. treasuries	$233,986	$—	$233,986	$—
Government agency securities	444,426	—	444,426	—
Obligations of state and municipal subdivisions	289,809	—	289,809	—
Corporate bonds	43,650	—	43,650	—
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	925,905	—	925,905	—
Other securities	950	—	950	—
Loans held for sale, fair value option elected (1)	21,461	—	21,461	—
Derivative financial instruments:
Interest rate lock commitments	688	—	688	—
Forward mortgage-backed securities trades	485	—	485	—
Loan customer counterparty	783	—	783	—
Financial institution counterparty	6,184	—	6,184	—
Liabilities:
Derivative financial instruments:
Interest rate swaps - cash flow hedge	6,320	—	6,320	—
Interest rate lock commitments	44	—	44	—
Forward mortgage-backed securities trades	32	—	32	—
Loan customer counterparty	6,142	—	6,142	—
Financial institution counterparty	843	—	843	—

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
__________
(1)    At March 31, 2022 and December 31, 2021, loans held for sale for which the fair value option was elected had an aggregate outstanding principal balance of $21,318 and $27,176, respectively. There were no mortgage loans held for sale under the fair value option that were 90 days or greater past due or on nonaccrual at March 31, 2022.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.
Investment securities available for sale
Securities classified as available for sale are reported at fair value utilizing Level 1 and Level 2 inputs. Securities are classified within Level 1 when quoted market prices are available in an active market. Inputs include securities that have quoted prices in active markets for identical assets. For securities utilizing Level 2 inputs, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury and other yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security’s terms and conditions, among other things.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Assets and Liabilities Measured on a Nonrecurring Basis
In accordance with ASC Topic 820, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at March 31, 2022 and December 31, 2021, for which a nonrecurring change in fair value has been recorded:

		Fair Value Measurements at Reporting Date Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Period Ended Total Losses
March 31, 2022
Assets:
Individually evaluated loans	$7,934	$—	$—	$7,934	$1,758

December 31, 2021
Assets:
Individually evaluated loans	$11,204	$—	$—	$11,204	$3,526
Individually evaluated loans are measured at an observable market price (if available) or at the fair value of the loan’s underlying collateral (if collateral dependent). Fair value of the loan’s collateral is determined by appraisals or independent valuation, which is then adjusted for the estimated costs related to liquidation of the collateral. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. In addition, management's discounting criteria may vary for loans secured by non-real estate collateral such as inventory, oil and gas reserves, accounts receivable, equipment or other business assets. Therefore, the Company has categorized its individually evaluated loans as Level 3.
Other real estate owned is measured at fair value on a nonrecurring basis (upon initial recognition or subsequent impairment). Other real estate owned is classified within Level 3 of the valuation hierarchy. When transferred from the loan portfolio, other real estate owned is adjusted to fair value less estimated selling costs and is subsequently carried at the lower of carrying value or fair value less estimated selling costs. The fair value is determined using an external appraisal process, discounted based on internal criteria. Therefore, the Company has categorized its other real estate as Level 3. There was no other real estate owned remeasured during the three months ended March 31, 2022 and the year ended December 31, 2021.
In addition, mortgage loans held for sale not recorded under the fair value option are required to be measured at the lower of cost or fair value. The fair value of these loans is based upon binding quotes or bids from third party investors. As of March 31, 2022 and December 31, 2021, all mortgage loans held for sale not recorded under the fair value option were recorded at cost.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Fair Value of Financial Instruments not Recorded at Fair Value
The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instruments that are reported at amortized cost on the Company's consolidated balance sheets were as follows at March 31, 2022 and December 31, 2021:

			Fair Value Measurements at Reporting Date Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022
Financial assets:
Cash and cash equivalents	$1,604,256	$1,604,256	$1,604,256	$—	$—
Certificates of deposit held in other banks	2,997	2,998	—	2,998	—
Investment securities held to maturity	188,047	173,063	—	173,063	—
Loans held for sale, at cost	1,282	1,305	—	1,305	—
Loans, net	12,382,000	12,366,696	—	—	12,366,696
FHLB of Dallas stock and other restricted stock	21,571	21,571	—	21,571	—
Accrued interest receivable	48,020	48,020	—	48,020	—
Financial liabilities:
Deposits	14,850,271	14,835,210	—	14,835,210	—
Accrued interest payable	2,561	2,561	—	2,561	—
FHLB advances	150,000	92,314	—	92,314	—
Other borrowings	269,545	275,600	—	275,600	—
Junior subordinated debentures	54,270	40,697	—	40,697	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2021
Financial assets:
Cash and cash equivalents	$2,608,444	$2,608,444	$2,608,444	$—	$—
Certificates of deposit held in other banks	3,245	3,246	—	3,246	—
Loans held for sale, at cost	3,875	3,982	—	3,982	—
Loans, net	12,290,740	12,415,366	—	—	12,415,366
FHLB of Dallas stock and other restricted stock	21,573	21,573	—	21,573	—
Accrued interest receivable	49,636	49,636	—	49,636	—
Financial liabilities:
Deposits	15,553,908	15,553,645	—	15,553,645	—
Accrued interest payable	5,301	5,301	—	5,301	—
FHLB advances	150,000	128,555	—	128,555	—
Other borrowings	283,371	303,250	—	303,250	—
Junior subordinated debentures	54,221	45,501	—	45,501	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

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
Investment securities held to maturity: For investment securities held to maturity, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury and other yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the security's terms and conditions, among other things.
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
The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedge relationship. This documentation includes linking the fair value of cash flow hedges to the specific assets and liabilities on the balance sheet or the specific firm commitments or forecasted transaction. The Company assesses, both at the hedge's inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.
The Company's objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. During the second quarter of 2021, the Company entered into two interest rate swap derivatives with an aggregated notional amount of $100,000 that were designated as cash flow hedges. The derivatives are intended to hedge the variable cash flows associated with certain existing variable-interest rate loans and were determined to be effective during the three months ended March 31, 2022.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income and subsequently reclassified into interest income in the same period that the hedged transaction affects earnings. Amounts of loss recognized in accumulated other comprehensive income related to derivatives was $3,922, net of tax, and the amounts that were reclassified to interest income as interest payments were received on the Company’s variable-rate loans was $160, net of tax, during and for the three months ended March 31, 2022, respectively. During the next twelve months, the Company estimates that $799 will be reclassified as a decrease to interest income.
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
The following table provides the outstanding notional balances and fair values of outstanding derivative positions at March 31, 2022 and December 31, 2021:

	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
March 31, 2022
Derivatives designated as hedging instruments:
Interest rate swaps - cash flow hedge	$100,000	$—	$6,320
Derivatives not designated as hedging instruments:
Interest rate lock commitments	45,771	688	44
Forward mortgage-backed securities trades	39,500	485	32
Commercial loan interest rate swaps:
Loan customer counterparty	247,140	783	6,142
Financial institution counterparty	247,140	6,184	843

December 31, 2021
Derivatives designated as hedging instruments:
Interest rate swaps - cash flow hedge	$100,000	$—	$1,158
Derivatives not designated as hedging instruments:
Interest rate lock commitments	34,064	1,029	4
Forward mortgage-backed securities trades	30,500	27	21
Commercial loan interest rate swaps:
Loan customer counterparty	254,935	6,459	1,073
Financial institution counterparty	254,935	1,078	6,772
The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding were as follows:

	Weighted Average Interest Rate
	March 31, 2022		December 31, 2021
	Received	Paid	Received	Paid
Loan customer counterparty	4.16%	2.77%	4.12%	2.40%

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The credit exposure related to interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $6,967 and $7,537 at March 31, 2022 and December 31, 2021, respectively. In some cases collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. At March 31, 2022 and December 31, 2021, cash of $20,204 and $20,491 and securities of $3,061 and $3,168 were pledged as collateral for these derivatives, respectively.
The Company has entered into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which the Company is either a participant or a lead bank. Risk participation agreements entered into as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. The Company is party to no risk participation agreements as a participant bank at March 31, 2022. Risk participation agreements entered into as the lead bank provide credit protection to the Company should the borrower fail to perform on its interest rate derivative contract. The Company is party to one risk participation agreement as the lead bank having a notional amount of $9,283 at March 31, 2022.
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
A summary of derivative activity and the related impact on the consolidated statements of income for the three months ended March 31, 2022 and 2021 is as follows:

	Income Statement Location	Three Months Ended March 31,
		2022	2021
Derivatives designated as hedging instruments
Interest rate swaps - cash flow hedges	Interest and fees on loans	$197	$—
Derivatives not designated as hedging instruments
Interest rate lock commitments	Mortgage banking revenue	(381)	(1,409)
Forward mortgage-backed securities trades	Mortgage banking revenue	447	1,346

Note 9. Stock Awards
The Company grants common stock awards to certain employees of the Company. In April 2013, the Board of Directors adopted the 2013 Equity Incentive Plan (2013 Plan). All stock awards issued under expired plans prior to 2013 are fully vested. Under the 2013 Plan, the Compensation Committee may grant awards to certain employees of the Company in the form of restricted stock, restricted stock rights, restricted stock units, qualified and nonqualified stock options, performance share awards and other equity-based awards. The 2013 Plan, as amended, has 2,300,000 reserved shares of common stock to be awarded by the Company’s compensation committee. As of March 31, 2022, there were 858,610 shares remaining available for grant for future awards.
The shares currently issued under the 2013 Plan are restricted stock awards and performance stock units at target award level. Restricted stock awarded to employees vest evenly over the required employment period, generally ranging from one to five years. Performance stock units awarded have a three to four year cliff vesting period. As defined in the plan, outstanding awards may immediately vest upon a change-in-control in the Company. Restricted stock granted under the 2013 Plan are issued at the date of grant and receive dividends. Performance stock units are eligible to receive dividend equivalents as such dividends are declared on the Company's common stock during the performance period. Equivalent dividend payments are based upon the number of shares issued under each performance award and are deferred until such time that the units vest and the shares are issued.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Restricted Stock Awards
The following table summarizes the activity in nonvested restricted stock awards for the three months ended March 31, 2022 and 2021:

Restricted Stock Awards	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2021	363,551	$53.14
Granted during the period	77,284	73.94
Vested during the period	(91,224)	57.55
Forfeited during the period	(715)	67.56
Nonvested shares, March 31, 2022	348,896	$56.57

Nonvested shares, December 31, 2020	468,800	$49.01
Granted during the period	83,494	63.36
Vested during the period	(106,107)	56.51
Forfeited during the period	(4,506)	53.26
Nonvested shares, March 31, 2021	441,681	$49.88
Compensation expense related to these awards is recorded based on the fair value of the award at the date of grant and totaled $2,026 and $2,496 for the three months ended March 31, 2022 and 2021, respectively. Compensation expense is recorded in salaries and employee benefits in the accompanying consolidated statements of income. At March 31, 2022, future compensation expense is estimated to be $16,340 and will be recognized over a remaining weighted average period of 2.35 years.
The fair value of common stock awards that vested during the three months ended March 31, 2022 and 2021 was $6,903 and $6,875, respectively. The Company has recorded $354 and $194 in excess tax benefit on vested restricted stock to income tax expense for the three months ended March 31, 2022 and 2021, respectively.
There were no modifications of stock agreements during the three months ended March 31, 2022 and 2021 that resulted in significant additional incremental compensation costs.
At March 31, 2022, the future vesting schedule of the nonvested restricted stock awards is as follows:

First year	156,272
Second year	106,946
Third year	79,290
Fourth year	6,388
Total nonvested shares	348,896
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The following table summarizes the activity in nonvested performance stock units at target award level for the three months ended March 31, 2022 and 2021:

Performance-based Restricted Stock Units	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2021	114,498	$43.93
Granted during the period	20,742	73.94
Nonvested shares, March 31, 2022	135,240	$48.53

Nonvested shares, December 31, 2020	89,300	$38.29
Granted during the period	20,198	62.58
Nonvested shares, March 31, 2021	109,498	$42.77
Compensation expense related to performance stock units is estimated each period based on the fair value of the target stock unit at the grant date and the most probable level of achievement of the performance condition, adjusted for the passage of time within the vesting periods of the awards. Compensation expense related to these awards was $386 and $710 for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the unrecognized compensation expense assuming the target attainment is estimated to be $4,470, while the estimated maximum payout rate is $7,752. The remaining performance period over which the expense will be recognized is 2.47 years.

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
In February 2019, the federal bank regulatory agencies issued a final rule that revised certain capital regulations under ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of adoption on their regulatory capital ratios (three-year transition option). In connection with the adoption of ASC 326 on January 1, 2021, the Company recognized an after-tax cumulative effect reduction to retained earnings. The Company elected to adopt the three-year transition option and the deferral has been applied in capital ratios presented below.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Common Equity Tier 1 (CET1) and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2022 and December 31, 2021, the Company and the Bank meet all capital adequacy requirements to which they are subject, including the capital buffer requirement.
As of March 31, 2022 and December 31, 2021, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk based, CET1, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Bank’s category.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The following table presents actual capital amounts and required ratios under Basel III Capital Rules for the Company and Bank as of March 31, 2022 and December 31, 2021.

	Actual		Minimum Capital Required - Basel III		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2022
Total capital to risk weighted assets:
Consolidated	$1,953,476	13.72%	$1,495,289	10.50%	N/A	N/A
Bank	2,008,433	14.11	1,494,873	10.50	$1,423,688	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	1,635,407	11.48	1,210,472	8.50	N/A	N/A
Bank	1,894,364	13.31	1,210,135	8.50	1,138,950	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	1,579,807	11.09	996,859	7.00	N/A	N/A
Bank	1,894,364	13.31	996,582	7.00	925,397	6.50
Tier 1 capital to average assets:
Consolidated	1,635,407	9.38	697,517	4.00	N/A	N/A
Bank	1,894,364	10.87	697,401	4.00	871,751	5.00

December 31, 2021
Total capital to risk weighted assets:
Consolidated	$1,916,163	13.67%	$1,471,510	10.50%	N/A	N/A
Bank	1,983,530	14.16	1,471,036	10.50	$1,400,987	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	1,614,372	11.52	1,191,223	8.50	N/A	N/A
Bank	1,885,739	13.46	1,190,839	8.50	1,120,790	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	1,558,772	11.12	981,007	7.00	N/A	N/A
Bank	1,885,739	13.46	980,691	7.00	910,642	6.50
Tier 1 capital to average assets:
Consolidated	1,614,372	8.80	733,954	4.00	N/A	N/A
Bank	1,885,739	10.28	733,785	4.00	917,231	5.00
Stock repurchase program: From time to time, the Company's board of directors has authorized stock repurchase programs which allow the Company to purchase its common stock generally over a one-year period at various prices in the open market or in privately negotiated transactions. In December 2021, the Company's Board established the 2022 Stock Repurchase Plan, which provides for the repurchase of up to $160,000 of common stock through December 31, 2022. Under this program, the Company repurchased 11,444 shares at a total cost of $813 for the for the three months ended March 31, 2022. There were no shares repurchased by the Company during the three months ended March 31, 2021 under a prior plan. Federal bank regulators have adopted final rules that, among other things, eliminated the standalone prior approval requirement for any repurchase of common stock. However, the Company remains subject to a Federal Reserve Board guideline that requires consultation with the Federal Reserve Board regarding plans for share repurchases. The Company’s repurchases of its common stock may be subject to a prior approval or notice requirement under other regulations, policies or supervisory expectations of the Federal Reserve Board.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Company stock repurchased to settle employee tax withholding related to vesting of stock awards totaled 26,131 and 22,835 shares at a total cost of $1,976 and $1,489 for the three months ended March 31, 2022 and March 31, 2021, respectively, and were not included under the repurchase program.
Note 11. Subsequent Event
Declaration of Dividends
On April 21, 2022, the Company declared a quarterly cash dividend in the amount of $0.38 per share of common stock to the stockholders of record on May 5, 2022. The dividend will be paid on May 19, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward Looking Statements
The Quarterly Report on Form 10-Q, our other filings with the SEC, and other press releases, documents, reports and announcements that we make, issue or publish may contain statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and other related federal security laws. These forward-looking statements include information about our possible or assumed future results of operations, including our future revenues, income, expenses, provision for taxes, effective tax rate, earnings per share and cash flows, our future capital expenditures and dividends, our future financial condition and changes therein, including changes in our loan portfolio and allowance for credit losses, our future capital structure or changes therein, the plan and objectives of management for future operations, our future or proposed acquisitions, the future or expected effect of acquisitions on our operations, results of operations and financial condition, our future economic performance and the statements of the assumptions underlying any such statement. Such statements are typically, but not exclusively, identified by the use in the statements of words or phrases such as “aim,” “anticipate,” “estimate,” “expect,” “goal,” “guidance,” “intend,” “is anticipated,” “is estimated,” “is expected,” “is intended,” “objective,” “plan,” “projected,” “projection,” “will affect,” “will be,” “will continue,” “will decrease,” “will grow,” “will impact,” “will increase,” “will incur,” “will reduce,” “will remain,” “will result,” “would be,” variations of such words or phrases (including where the word “could,” “may” or “would” is used rather than the word “will” in a phrase) and similar words and phrases indicating that the statement addresses some future result, occurrence, plan or objective. The forward-looking statements that we make are based on the Company's current expectations and assumptions regarding its business, the economy, and other future conditions. Because forward-looking statements relate to future results and occurrences, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. The Company’s actual results may differ materially from those contemplated by the forward looking statements, which are neither statements of historical fact nor guarantees or assurances of future performance. Many possible events or factors could affect our future financial results and performance and could cause those results or performance to differ materially from those expressed in the forward-looking statements. These possible events or factors include, but are not limited to:
•the effects of infectious disease outbreaks, including the ongoing COVID-19 pandemic and the significant impact that the COVID-19 pandemic and associated efforts to limit its spread have had and may continue to have on economic conditions and the Company's business, employees, customers, asset quality and financial performance;
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
•changes in asset quality, including increases in default rates on loans and higher levels of nonperforming loans and loan charge-offs generally;
•concentration of the loan portfolio of the Bank, before and after the completion of acquisitions of financial institutions, in commercial and residential real estate loans and changes in the prices, values and sales volumes of commercial and residential real estate;
•the ability of the Bank to make loans with acceptable net interest margins and levels of risk of repayment and to otherwise invest in assets at acceptable yields and that present acceptable investment risks;
•inaccuracy of the assumptions and estimates that the managements of our Company and the financial institutions that we acquire make in establishing reserves for credit losses and other estimates generally;
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
•changes in economic and market conditions that affect the amount and value of the assets of the Bank and of financial institutions that we acquire;
•the institution and outcome of, and costs associated with, litigation and other legal proceedings against one or more of the Company, the Bank and financial institutions that we acquire or to which any of such entities is subject;
•the occurrence of market conditions adversely affecting the financial industry generally;
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
•changes in accounting policies, practices, principles and guidelines, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the SEC and the Public Company Accounting Oversight Board, as the case may be; including changes resulting from the implementation of the Current Expected Credit Loss accounting standard;
•governmental monetary and fiscal policies;
•changes in the scope and cost of FDIC insurance and other coverage;
•the effects of war or other conflicts, including, but not limited to, the current conflict between Russia and the Ukraine, acts of terrorism (including cyber attacks) or other catastrophic events, including natural disasters such as storms, droughts, tornadoes, hurricanes and flooding, that may affect general economic conditions;
•our actual cost savings resulting from previous or future acquisitions are less than expected, we are unable to realize those cost savings as soon as expected, or we incur additional or unexpected costs;
•our revenues after previous or future acquisitions are less than expected;
•the liquidity of, and changes in the amounts and sources of liquidity available to us, before and after the acquisition of any financial institutions that we acquire;
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
•changes in general business and economic conditions in the markets in which we currently operate and may operate in the future;
•changes occur in business conditions and inflation generally;
•an increase in the rate of personal or commercial customers’ bankruptcies generally;
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
•the potential impact of climate change and related government regulation on the Company and its customers;
•other economic, competitive, governmental, regulatory, technological and geopolitical factors affecting the Company’s operations, pricing and services; and

•the other factors that are described or referenced in Part I, Item 1A, of the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2022, under the caption “Risk Factors”.

We urge you to consider all of these risks, uncertainties and other factors carefully in evaluating all such forward-looking statements made by us. As a result of these and other matters, including changes in facts and assumptions not being realized or other factors, the actual results relating to the subject matter of any forward-looking statement may differ materially from the anticipated results expressed or implied in that forward-looking statement. Any forward-looking statement made in this filing or made by us in any report, prospectus, document or information incorporated by reference in this filing, speaks only as of the date on which it is made. The Company undertakes no obligation to update any such forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.
A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. The Company believes that these assumptions or bases have been chosen in good faith and that they are reasonable. However, the Company cautions you that assumptions as to future occurrences or results almost always vary from actual future occurrences or results, and the differences between assumptions and actual occurrences and results can be material. Therefore, the Company cautions you not to place undue reliance on the forward-looking statements contained in this filing or incorporated by reference herein.

Overview
This Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations analyzes the major elements of the Company’s financial condition and results of operation as reflected in the interim consolidated financial statements and accompanying notes appearing in this Quarterly Report on Form 10-Q. This section should be read in conjunction with the Company’s interim consolidated financial statements and accompanying notes included elsewhere in this report and with the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021.
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
As of March 31, 2022, the Company operated 93 full service banking locations in north, central and southeast Texas regions, and along the Colorado Front Range region, with 61 Texas locations and 32 Colorado locations.
The Company’s headquarters are located at 7777 Henneman Way, McKinney, Texas 75070 and its telephone number is (972) 562-9004. The Company’s website address is www.ifinancial.com. Information contained on the Company’s website is not incorporated by reference into this Quarterly Report on Form 10-Q and is not part of this or any other report.
The Company’s principal business is lending to and accepting deposits from businesses, professionals and individuals. The Company conducts all of the Company’s banking operations through its principal bank subsidiary. The Company derives its income principally from interest earned on loans and, to a lesser extent, income from securities available for sale. The Company also derives income from non-interest sources, such as fees received in connection with various deposit services, mortgage banking operations and investment advisory services. From time to time, the Company also realizes gains or losses on the sale of assets. The Company’s principal expenses include interest expense on interest-bearing customer deposits, advances from the Federal Home Loan Bank of Dallas (FHLB) and other borrowings, operating expenses such as salaries, employee benefits, occupancy costs, communication and technology costs, expenses associated with other real estate owned, other administrative expenses, amortization of intangibles, acquisition expenses, provisions for credit losses and the Company’s assessment for FDIC deposit insurance.

Discussion and Analysis of Results of Operations for the Three Months Ended March 31, 2022 and 2021
The following discussion and analysis of the Company's results of operations compares the operations for the three months ended March 31, 2022 with the three months ended March 31, 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations that may be expected for all of the year ending December 31, 2022.
Results of Operations
For the three months ended March 31, 2022, net income was $50.7 million ($1.18 per common share on a diluted basis) compared with net income of $60.0 million ($1.39 per common share on a diluted basis) for the three months ended March 31, 2021. The Company posted annualized returns on average equity of 7.99% and 9.78%, returns on average assets of 1.12% and 1.37% and efficiency ratios of 55.07% and 48.52% for the three months ended March 31, 2022 and 2021, respectively. The efficiency ratio is calculated by dividing total noninterest expense (which excludes the provision for credit losses and the amortization of other intangible assets) by net interest income plus noninterest income.
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
Net interest income was $131.1 million for the three months ended March 31, 2022, an increase of $1.4 million, or 1.1%, from $129.7 million for the three months ended March 31, 2021. This increase in net interest income was driven by lower funding costs as well as higher earnings on taxable securities due to growth of the portfolio, offset by lower earnings on loans due to lower yields and accretion. Average interest earning assets increased $533.8 million or 3.3%, to $16.5 billion for the three months ended March 31, 2022 compared to $16.0 billion for the three months ended March 31, 2021. The increase is primarily due to increases in average securities by $802.3 million and interest bearing cash balances by $292.5 million, offset by a net decrease in average loan balances of $561.0 million, due primarily to lower mortgage warehouse loans and the forgiveness of Paycheck Protection Program (PPP) loans over the year. The yield on average interest earning assets decreased 29 basis points from 3.75% for the three months ended March 31, 2021 to 3.46% for the three months ended March 31, 2022. The decrease from the prior year was due to overall lower yields on both loans and securities. The average cost of interest-bearing liabilities decreased 31 basis points to 0.36% for the three months ended March 31, 2022 compared to 0.67% for the three months ended March 31, 2021. The decrease is primarily due to lower rates offered on our deposit products. The aforementioned changes resulted in a seven basis point decrease in the net interest margin for the three months ended March 31, 2022 at 3.22% compared to 3.29% for the three months ended March 31, 2021. The decrease was primarily due to the lower asset yields, increased liquidity and a decrease of $2.6 million in acquired loan accretion income, offset by the lower cost of funds on interest bearing liabilities.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2022 and 2021. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances.

	Three Months Ended March 31,
	2022			2021
(dollars in thousands)	Average Outstanding Balance	Interest	Yield/ Rate (4)	Average Outstanding Balance	Interest	Yield/ Rate (4)
Interest-earning assets:
Loans (1)	$12,319,734	$129,179	4.25%	$12,880,741	$140,152	4.41%
Taxable securities	1,689,214	8,359	2.01	946,206	4,757	2.04
Nontaxable securities	411,761	2,333	2.30	352,445	2,069	2.38
Interest bearing deposits and other	2,114,246	994	0.19	1,821,787	793	0.18
Total interest-earning assets	16,534,955	140,865	3.46	16,001,179	147,771	3.75
Noninterest-earning assets	1,904,397			1,786,683
Total assets	$18,439,352			$17,787,862
Interest-bearing liabilities:
Checking accounts	$6,237,403	$3,082	0.20%	$5,491,549	$6,074	0.45%
Savings accounts	780,380	94	0.05	670,500	260	0.16
Money market accounts	2,337,951	1,703	0.30	2,702,886	4,026	0.60
Certificates of deposit	973,494	731	0.30	1,391,037	2,647	0.77
Total deposits	10,329,228	5,610	0.22	10,255,972	13,007	0.51
FHLB advances	150,000	179	0.48	375,000	533	0.58
Other borrowings - short-term	3,478	17	1.98	4,245	21	2.01
Other borrowings - long-term	266,483	3,465	5.27	305,789	4,039	5.36
Junior subordinated debentures	54,253	446	3.33	54,055	442	3.32
Total interest-bearing liabilities	10,803,442	9,717	0.36	10,995,061	18,042	0.67
Noninterest-bearing checking accounts	4,959,264			4,225,459
Noninterest-bearing liabilities	100,862			80,332
Stockholders’ equity	2,575,784			2,487,010
Total liabilities and equity	$18,439,352			$17,787,862
Net interest income		$131,148			$129,729
Interest rate spread			3.10%			3.08%
Net interest margin (2)			3.22			3.29
Net interest income and margin (tax equivalent basis) (3)		$132,179	3.24		$130,689	3.31
Average interest-earning assets to interest-bearing liabilities			153.05			145.53

___________
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

Provision for Credit Losses
The measurement of expected credit losses under the current expected credit loss (CECL) methodology is applicable to financial assets measured at amortized cost. Provision for credit losses is determined by management as the amount to be added to the allowance for credit loss accounts for various types of financial instruments including loans, held to maturity debt securities and off-balance sheet credit exposure, after net charge-offs have been deducted, to bring the allowance to a level deemed appropriate by management to absorb expected credit losses over the lives of the respective financial instruments. Management actively monitors the Company’s asset quality and provides appropriate provisions based on such factors as historical loss experience, current conditions and reasonable and supportable forecasts.
Financial instruments are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the provision for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the determination.
The following table presents the components of provision for credit losses:

	Three Months Ended March 31,
	2022	2021
Provision for credit losses related to:
Loans	$(2,200)	$(2,500)
Held to maturity securities	—	—
Off-balance sheet credit exposures	757	—
Total provision for credit losses	$(1,443)	$(2,500)
The Company recorded a $2.2 million negative provision for credit losses on loans for the three months ended March 31, 2022 compared to $2.5 million negative provision for credit losses for the comparable period in 2021. Provision expense for loans is generally reflective of organic loan growth as well as charge-offs or specific reserves taken during the respective period. Provision expense is also impacted by the economic outlook and changes in macroeconomic variables. The negative provision recorded for the three months ended March 31, 2022 and 2021 was primarily reflective of improvements in the economic forecast variables.
As discussed in Note 3. Securities, the Company reclassified a portion of its available for sale state and municipal portfolio to held to maturity during the quarter to limit future volatility due to expected increases in interest rates. The majority of securities in the held to maturity portfolio are guaranteed or insured. Therefore, there was no provision for credit losses on held to maturity securities recorded during the period.
The Company recorded $757 thousand and zero in provision for off-balance sheet credit exposures for the three months ended March 31, 2022 and 2021, respectively. The provision expense in the current period was due to higher expected utilization on increased unfunded commitments related to the growth in the Company's commercial and energy portfolio offset by decreased utilization on the SFR construction portfolio.

Noninterest Income
The following table sets forth the major components of noninterest income for the three months ended March 31, 2022 and 2021 and the period-over-period variations in such categories of noninterest income:

	Three Months Ended March 31,		Variance
(dollars in thousands)	2022	2021	2022 v. 2021
Noninterest Income
Service charges on deposit accounts	$2,752	$2,261	$491	21.7%
Investment management fees	2,451	2,043	408	20.0
Mortgage banking revenue	3,026	7,495	(4,469)	(59.6)
Mortgage warehouse purchase program fees	958	1,969	(1,011)	(51.3)
Loss on sale of loans	(1,484)	—	(1,484)	N/M
Loss on sale and disposal of premises and equipment	(163)	(7)	(156)	N/M
Increase in cash surrender value of BOLI	1,310	1,272	38	3.0
Other	4,035	3,576	459	12.8
Total noninterest income	$12,885	$18,609	$(5,724)	(30.8)%
____________
N/M - not meaningful
Noninterest income decreased $5.7 million, or 30.8% for the three months ended March 31, 2022 over same period in 2021, respectively. Significant changes in the components of noninterest income are discussed below.
Mortgage banking revenue. Mortgage banking revenue decreased $4.5 million, or 59.6% for the three months ended March 31, 2022 as compared to the same period in 2021. The decrease was primarily due to decreased volumes and margins resulting from rate increases over the year. Offsetting the decrease in mortgage banking revenue was a fair value gain on our derivative hedging instruments of $320 thousand for the three months ended March 31, 2022 compared to a fair value loss of $323 thousand for the same period in 2021.
Mortgage warehouse purchase program fees. Mortgage warehouse purchase program fees decreased $1.0 million, or 51.3% for the three months ended March 31, 2022 as compared to the same period in 2021. The decrease was primarily market driven with lower volumes due to mortgage loan rate increases over the year.
Loss on sale of loans. The Company recognized a $1.5 million loss on sale of loans in first quarter 2022 primarily due to one commercial real estate loan, which was sold at a discount, compared to no sales in the same period in 2021.

Noninterest Expense
The following table sets forth the major components of noninterest expense for the three months ended March 31, 2022 and 2021 and the period-over-period variations in such categories of noninterest expense:

	Three Months Ended March 31,		Variance
(dollars in thousands)	2022	2021	2022 v. 2021
Noninterest Expense
Salaries and employee benefits	$49,555	$43,659	$5,896	13.5%
Occupancy	10,000	9,606	394	4.1
Communications and technology	5,901	5,536	365	6.6
FDIC assessment	1,493	1,705	(212)	(12.4)
Advertising and public relations	456	238	218	91.6
Other real estate owned expenses, net	—	8	(8)	N/M
Amortization of other intangible assets	3,145	3,145	—	—
Professional fees	3,439	3,670	(231)	(6.3)
Other	8,468	7,546	922	12.2
Total noninterest expense	$82,457	$75,113	$7,344	9.8%
____________
N/M - not meaningful
Noninterest expense increased $7.3 million, or 9.8% for the three months ended March 31, 2022 as compared to the same period in 2021. The following table sets forth the components of the Company’s noninterest expense for the three months ended March 31, 2022 and 2021 and the period-over-period variations in such categories of noninterest expense:
Salaries and employee benefits. Salaries and employee benefits increased $5.9 million, or 13.5% for the three months ended March 31, 2022 compared to the same period in 2021. The increase for the three months ended March 31, 2022 compared to the same period in 2021 is primarily due to $4.8 million in higher salaries, bonus, payroll taxes, insurance expense and 401(k) match related to additional headcount, including executive and senior positions added during the year over year period in addition to annual merit increases in first quarter 2022. Offsetting this increase was $1.8 million in lower mortgage commissions and incentives due to lower volumes for the year over year period. In addition, deferred salaries expense, which reduces overall expense was $3.3 million lower compared to the prior year as deferred salaries expense was elevated in first quarter 2021 due to the second round of PPP originations. The first quarter 2022 also reflects lower stock grant amortization of $791 thousand compared to the prior year, including $650 thousand of one-time catch up or accelerated vesting expense recorded in first quarter 2021.
Other noninterest expense. Other noninterest expense increased $922 thousand, or 12.2% for the three months ended March 31, 2022 compared to the same period in 2021. The increase in other noninterest expense for the three month period is due to increases in business development, meals, travel, insurance and other miscellaneous expenses.
Income Tax Expense
Income tax expense was $12.3 million and $15.7 million for the three months ended March 31, 2022 and 2021, respectively. The effective tax rates were 19.5% and 20.8% for the three months ended March 31, 2022 and 2021, respectively. The lower effective tax rate for the three months ended March 31, 2022 compared to the same period in the prior year was a result of a favorable permanent tax item related to a donation of real property during the quarter as well as lower state tax rates for the year over year period.

Discussion and Analysis of Financial Condition
The following discussion and analysis summarizes the financial condition of the Company as of March 31, 2022 and December 31, 2021 and details certain changes between those periods.
Assets
The Company’s total assets decreased by $769.4 million, or 4.1%, to $18.0 billion as of March 31, 2022 from $18.7 billion at December 31, 2021. The decrease is due primarily to lower interest-bearing cash balances resulting from specialty treasury and bankruptcy trustee deposit runoff in 2022 offset by increases in loans and securities.
Loan Portfolio
The Company’s loan portfolio is the largest category of the Company’s earning assets. The following table presents the balance and associated percentage of each major category in the Company's loan portfolio as of March 31, 2022 and December 31, 2021:

(dollars in thousands)	March 31, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
Commercial (1)	$1,972,642	15.7%	$1,983,886	15.9%
Mortgage warehouse purchase loans	569,554	4.6	788,848	6.3
Real estate:
Commercial	6,843,972	54.5	6,617,455	53.1
Commercial construction, land and land development	1,203,328	9.6	1,180,181	9.5
Residential (2)	1,371,564	10.9	1,332,246	10.7
Single-family interim construction	397,774	3.2	380,627	3.0
Agricultural	111,184	0.9	106,512	0.8
Consumer	81,038	0.6	81,815	0.7
Total gross loans	12,551,056	100.0%	12,471,570	100.0%
____________
(1) Includes SBA PPP loans of $67.0 million net of deferred loan fees of $1.3 million at March 31, 2022 and $112.1 million net of deferred fees of $2.6 million at December 31, 2021.
(2) Includes loans held for sale of $22.7 million and $32.1 million at March 31, 2022 and December 31, 2021, respectively.
As of March 31, 2022 and December 31, 2021, the Company's loan portfolio, before the allowance for credit losses, totaled $12.6 billion and $12.5 billion, respectively, which is an increase of 0.6% between the two periods. Loans held for investment, excluding mortgage warehouse purchase loans, loans held for sale and PPP loans, and net of loan sales increased $372.1 million, or 13.1% annualized for the three month period. The decrease of $219.3 million in mortgage warehouse purchase loans was due to decreased demand and lower volumes related to mortgage rate increases and shorter hold times. PPP loan balances also decreased $45.1 million due to payoffs with a total of $67.0 million remaining at March 31, 2022. See Note 4. Loans, Net and Allowance for Credit Losses on Loans for more details on the Company's loan portfolio.

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
The Company classifies nonperforming loans as nonaccrual loans, loans past due 90 days or more and still accruing interest or loans modified under restructurings as a result of the borrower experiencing financial difficulties. Further information regarding the Company's accounting policies related to past due loans, nonaccrual loans, collateral dependent loans and troubled debt restructurings is presented in Note 4 - Loans, Net and Allowance for Credit Losses on Loans.
The following table sets forth the allocation of the Company’s nonperforming assets among the Company’s different asset categories and key credit-related metrics as of the dates indicated. The balances of nonperforming loans reflect the net investment in these assets.

(dollars in thousands)	March 31, 2022	December 31, 2021
Nonaccrual loans
Commercial	$37,406	$36,802
Commercial real estate	30,230	15,218
Commercial construction, land and land development	21	23
Residential real estate	1,389	1,592
Consumer	34	38
Total nonaccrual loans (1)	69,080	53,673
Total loans delinquent 90 days or more and still accruing	99	1,790
Total troubled debt restructurings, not included in nonaccrual loans	1,850	1,875
Total nonperforming loans	71,029	57,338
Total other real estate owned and other repossessed assets	114	114
Total nonperforming assets	$71,143	$57,452

Total allowance for credit losses on loans	$146,313	$148,706
Total loans held for investment (2)	$11,958,759	$11,650,598
Total assets	$17,963,253	$18,732,648

Credit Ratios
Ratio of nonperforming loans to total loans held for investment	0.59%	0.49%
Ratio of nonperforming assets to total assets	0.40	0.31
Ratio of nonaccrual loans to total loans held for investment	0.58	0.46
Ratio of allowance for credit losses on loans to total loans held for investment	1.22	1.28
Ratio of allowance for credit losses on loans to nonaccrual loans	211.80	277.06
Ratio of allowance for credit losses on loans to total nonperforming loans	205.99	259.35
____________
(1)     Nonaccrual loans include troubled debt restructurings of $1.0 million as of March 31, 2022 and December 31, 2021, respectively.
(2)    Excluding mortgage warehouse purchase loans of $569.6 million and $788.8 million as of March 31, 2022 and December 31, 2021, respectively.
Nonaccrual loans increased to $69.1 million at March 31, 2022 from $53.7 million as of December 31, 2021. The increase in nonaccrual loans was primarily due to the addition of a commercial real estate loan totaling $15.3 million offset by paydowns or principal reductions on other nonperforming loans. .

Allowance for Credit Losses
The measurement of expected credit losses under the Current Expected Credit Losses (CECL) methodology is applicable to financial assets measured at amortized cost, including loan receivables, held to maturity debt securities and off-balance-sheet credit exposures. The CECL model requires the measurement of all expected credit losses on applicable financial assets based on historical experience, current conditions, and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance accounts is dependent upon a variety of factors beyond the Company's control, including the performance of the portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets.
Analysis of the Allowance for Credit Losses - Loans
The following table sets forth the allowance for credit losses by category of loans:

	March 31, 2022		December 31, 2021
(dollars in thousands)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Commercial loans	$50,485	15.7%	$49,747	15.9%
Mortgage warehouse purchase loans	—	4.6	—	6.3
Real estate:
Commercial real estate	59,699	54.5	65,110	53.1
Construction, land and land development	25,104	9.6	23,861	9.5
Residential real estate	2,770	10.9	2,192	10.7
Single-family interim construction	7,749	3.2	7,222	3.0
Agricultural	132	0.9	106	0.8
Consumer	374	0.6	468	0.7
Total allowance for credit losses	$146,313	100.0%	$148,706	100.0%
____________
(1)    Represents the percentage of the Company’s total loans included in each loan category.
As of March 31, 2022, the allowance for credit losses on loans amounted to $146.3 million, or 1.22%, of total loans held for investment, excluding mortgage warehouse purchase loans, compared with $148.7 million, or 1.28%, as of December 31, 2021. The dollar and percentage decrease during 2022 is primarily due to improved economic forecast variables.
The allowance for credit losses on loans as a percentage of nonperforming loans decreased from 259.35% at December 31, 2021, to 205.99% at March 31, 2022, due primarily to the increase in nonperforming loans. As of March 31, 2022, the Company had specific credit loss allocations of $21.0 million on individually evaluated loans totaling $79.2 million, compared with specific credit loss allocations of $18.1 million on individually evaluated loans totaling $64.9 million as of December 31, 2021. The increase in specific credit loss allocations was due primarily to the addition of a commercial real estate loan that added an additional $2.7 million in specific credit loss.
Refer to Note 4 - Loans, Net and Allowance for Credit Losses on Loans, in the notes to the consolidated financial statements included elsewhere in this report for additional details of the allowance for credit losses on loans.

Additional information related to net charge-offs (recoveries) by loan type is presented in the table below.

	Net Charge-offs (Recoveries)	Average Loans	Ratio of Annualized Net Charge-offs (Recoveries) to Average Loans
March 31, 2022
Commercial	$177	$1,968,349	0.04%
Mortgage warehouse	—	546,860	—
Real estate:
Commercial	—	6,697,005	—
Commercial construction, land and land development	—	1,185,806	—
Residential	6	1,345,151	—
Single family interim construction	—	387,280	—
Agricultural	—	108,290	—
Consumer	10	80,993	0.05
Total	$193	$12,319,734	0.01%

March 31, 2021
Commercial	$52	$2,472,750	0.01%
Mortgage warehouse	—	1,152,986	—
Real estate:
Commercial	301	6,152,777	0.02
Commercial construction, land and land development	—	1,227,522	—
Residential	—	1,403,300	—
Single family interim construction	—	320,156	—
Agricultural	15	80,008	0.08
Consumer	40	71,242	0.23
Total	$408	$12,880,741	0.01%

For the three months ended March 31, 2022, net charge-offs totaled $193 thousand, which is 0.01% (annualized) of the Company's average loans outstanding during the period, compared to net charge-offs of $408 thousand, or 0.01% (annualized) of average loans for the three months ended March 31, 2021.
Allowance for Credit Losses - Off-Balance Sheet Credit Exposures
The allowance for credit losses on off-balance sheet credit exposures is calculated under the CECL model, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. Off-balance sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed in Note 5. Off-Balance Sheet Arrangements, Commitments and Contingencies. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur based on historical utilization rates. At March 31, 2022 and December 31, 2021, the allowance for credit losses on off-balance sheet credit exposures was $5.5 million and $4.7 million, respectively. The increase was due to provisions made for higher expected utilization on unfunded commitments related to the growth in the Company's commercial and energy portfolio offset by decreased utilization on the SFR construction portfolio.

Securities
The Company’s investment strategy aims to maximize earnings while maintaining liquidity in securities with minimal credit, interest rate and duration risk. The types and maturities of securities purchased are primarily based on the Company’s current and projected liquidity and interest rate sensitivity positions. Refer to Note 3. Securities for more details on the Company's security portfolio.
The fair value of the Company's available for sale securities decreased $68.0 million, or 3.4%, to $1.9 billion at March 31, 2022 from $2.0 billion at December 31, 2021. The amortized cost of held to maturity securities was $188.0 million as of March 31, 2022. There were no securities held to maturity as of December 31, 2021. During the three months ended March 31, 2022, the Company reclassified, at fair value, a portion of their available for sale obligations of state and municipal subdivisions to the held to maturity category, primarily to limit future volatility in equity due to potential increases in interest rates.
Total securities represented 11.8% and 10.7% of the Company’s total assets at March 31, 2022 and December 31,2021, respectively. The increase in total securities is due to the deployment of the Company's excess liquidity into higher yielding assets to contribute to the Company's earnings.
There were no gains or losses on the sale of securities for the three month ended March 31, 2022 and March 31, 2021.
Certain investment securities are valued at less than their amortized cost. At March 31, 2022, the Company's review of all securities at an unrealized loss position determined that the losses resulted from factors not related to credit quality. As such, there is no allowance for credit losses on available for sale or held to maturity securities recognized as of March 31, 2022. Refer to Note 3. Securities for more information on the Company's analysis of credit losses on securities available for sale and held to maturity.
Liabilities
The Company’s total liabilities decreased $715.2 million, or 4.4%, to $15.4 billion at March 31, 2022 from $16.2 billion at December 31, 2021 due primarily to a decrease in the Company's deposits. Total deposits decreased $703.6 million, or 4.5%, to $14.9 billion at March 31, 2022 from $15.6 billion at December 31, 2021. The decrease was primarily due to the Company’s reduction of specialty treasury products and brokered deposits in response to anticipated Federal Reserve interest rate increases.
Capital Resources and Liquidity Management
Capital Resources
Total stockholder’s equity was $2.5 billion at March 31, 2022, a decrease of approximately $54.2 million from December 31, 2021. The net decrease was a result of net income of $50.7 million earned by the Company during the three months ended March 31, 2022 and stock based compensation of $2.4 million, offset by a decrease of $88.3 million in other comprehensive income (loss), common stock repurchased of $2.8 million and dividends of $16.3 million.
Regulatory Capital Requirements
The Company’s capital management consists of providing equity to support the Company’s current and future operations. The Company is subject to various regulatory capital requirements administered by state and federal banking agencies, including the Texas Department of Banking, Federal Reserve and the FDIC. Failure to meet minimum capital requirements may prompt certain actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s financial condition and results of operations. Please refer to Note 10. Regulatory Matters, in the notes to the Company's audited consolidated financial statements included elsewhere in this report for additional details.

Stock Repurchase Program. From time to time, the Company's board of directors has authorized stock repurchase programs which allow the Company to purchase its common stock generally over a one-year period at various prices in the open market or in privately negotiated transactions. In December 2021, the Company's board established the 2022 Stock Repurchase Plan, which provides for the repurchase of up to $160.0 million of common stock through December 31, 2022. During the three months ended March 31, 2022, the Company repurchased 11,444 shares at a total cost of $813 thousand. There were no shares repurchased by the Company during the three months ended March 31, 2021 under a prior plan. Through April 22, 2022, 537,775 shares for a total of $$38.0 million have been repurchased under the 2022 Plan. See Part II, Item 2 - Unregistered Sales of Equity and Use of Proceeds, in this report for additional information.
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
In addition to the liquidity provided by the sources described above, the Company maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of March 31, 2022, the Company had established federal funds lines of credit with 11 unaffiliated banks totaling $400.0 million with no borrowings against the lines at that time. The Company also participates in an exchange that provides direct overnight borrowings with other financial institutions with a borrowing capacity of $844.0 million with none outstanding as of March 31, 2022. The Company has an unsecured line of credit totaling $100.0 million with an unrelated commercial bank with $3.0 million borrowings against the line as of March 31, 2022. Based on the values of stock, securities, and loans pledged as collateral, as of March 31, 2022, the Company had additional borrowing capacity with the FHLB of $4.1 billion. In addition, the Company maintains a secured line of credit with the Federal Reserve Bank with availability to borrow $971.2 million at March 31, 2022.

In the ordinary course of the Company’s operations, the Company has entered into certain contractual obligations and has made other commitments to make future payments. The Company believes that it will be able to meet its contractual obligations as they come due through the maintenance of adequate cash levels. The Company expects to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity and continued deposit gathering activities. The Company has in place various borrowing mechanisms for both short-term and long-term liquidity needs. These include payments related to (a) time deposits with stated maturity dates, (b) short and long term borrowings, (c) operating leases and (d) commitments to extend credit and standby letters of credit.
In addition, phase 2 of the corporate headquarters is under construction. The new facility, which will serve as the Company's operations center, is expected to be completed mid-year 2022. The approximately 198,000 square-foot, six story facility is estimated to cost approximately $75.0 million. At March 31, 2022, the project's estimated remaining costs were approximately $23.0 million.
Other than normal changes in the ordinary course of business and the obligation discussed above, there have been no significant changes in the types of contractual obligations or amounts due since December 31, 2021.
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
Allowance For Credit Losses. Management considers policies related to the allowance for credit losses on financial instruments, including loans and off-balance sheet credit exposures, to be critical to the financial statements. The Company's policies for the allowance for credit losses are accounted for under ASC 326, Financial Instruments - Credit Losses. In accordance with ASC 326, the allowance for credit losses on loans is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans are charged against the allowance for credit losses when management believes that collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance is increased (decreased) by provisions (or reversals of) reported in the income statement as a component of provisions for credit loss. Under the new guidance, the allowance for credit losses on off-balance sheet credit exposures is a liability account representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit.

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
Further information regarding Company policies and methodology used to estimate the allowance for credit losses is presented in Note 4. Loans, Net and Allowance for Credit Losses on Loans and Note 5. Off-Balance Sheet Arrangements, Commitments and Contingencies.
Recently Issued Accounting Standards
The Company has evaluated new accounting standards that have recently been issued and have determined that there are no new accounting standards that should be described in this section that will materially impact the Company’s operations, financial condition or liquidity in future periods.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
The Company's interest rate risk model indicated that it was in an asset sensitive position in terms of interest rate sensitivity as of March 31, 2022. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income based on the interest rate risk model as of March 31, 2022:

Hypothetical Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
200	12.59%
100	6.35
(100)	(2.33)
The Company's model indicates that its projected balance sheet at March 31, 2022 is less asset sensitive in comparison to its balance sheet as of December 31, 2021. The shift to a less asset sensitive position was primarily due to a decrease in the relative proportion of interest bearing cash deposits (primarily amounts held in an interest-bearing account at the Federal Reserve). Interest-bearing deposits are more immediately impacted by changes in interest rates in comparison to our other categories of earning assets.

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
On May 1, 2015, the plaintiffs filed a motion requesting permission to file a Second Amended Class Action Complaint in this case, which motion was subsequently granted. The Second Amended Class Action Complaint presents previously unasserted claims, including aiding and abetting or participation in a fraudulent scheme based upon the large amount of deposits that the Stanford Entities held at BOH and the alleged knowledge of certain BOH officers. The plaintiffs seek recovery from the Bank and other defendants for their losses. The case has been inactive due to a Court-ordered discovery stay issued March 2, 2015 pending the Court’s ruling on plaintiff’s motion for class certificate and designation of class representatives and counsel. On November 7, 2017, the Court issued an order denying the plaintiff’s motion. In addition, the Court lifted the previously ordered discovery stay. On January 11, 2018, the Court entered a scheduling order providing that the case be ready for trial on January 27, 2020. Due to agreed upon extensions of discovery on July 25, 2019, the Court amended the scheduling order to provide that the case be ready for trial on January 11, 2021. In light of additional agreed upon extensions of discovery deadlines, the Court entered a new scheduling order on March 9, 2020, which provided that the case be ready for trial March 15, 2021. In light of delays in discovery associated with the COVID-19 pandemic, the parties agreed to amend the scheduling order with new ready for trial date of May 6, 2021. The Defendants have filed a motion to remand the case. The Bank also filed its motion for summary judgment on February 12, 2021. On the same day, the Bank also joined in on an omnibus motion for summary judgment based on procedural issues common to all Defendants. On March 19, 2021, the Plaintiffs filed a notice of abandonment of five of the seven causes of action against the Bank. On March 11, 2021, the Defendants filed a motion to amend the scheduling order, which was granted, effectively vacating the May 6, 2021 trial date, with a new trial date to be determined upon remand. On January 20, 2022 the Court issued an opinion and order denying the motion for summary judgment by the Bank and the other defendants. On the same date, the Court issued a suggestion of remand of the case to the Southern District of Texas. As of March 11, 2022, the case has been officially remanded to the Southern District of Texas. The Company has experienced an increase in legal fees associated with the defense of this claim and expects to continue to incur significant legal fees in connection with this matter for the foreseeable future.
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

Item 1A. RISK FACTORS
In evaluating an investment in the Company's common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, and in the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share Repurchase Program. From time to time, the Company's Board of Directors has authorized stock repurchase programs, which allow the Company to purchase its common stock in the open market or in privately negotiated transactions. In general, the share repurchase program allows the Company to proactively manage its capital position and return excess capital to shareholders. In December 2021, the Company's Board established the 2022 Stock Repurchase Plan, which provides for the repurchase of up to $160.0 million of common stock through December 31, 2022. Under this program, the Company repurchased 11,444 shares at a total cost of $813 thousand during the three months ended March 31, 2022.
The following table summarizes the Company's repurchase activity during the three months ended March 31, 2022:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (thousands)
January 2022	25,021	$75.64	—	$160,000
February 2022	412	75.97	—	160,000
March 2022	12,142	71.17	11,444	159,187
Total first quarter 2022	37,575	$74.20	11,444	$159,187
Total 2022 year-to-date	37,575	$74.20	11,444	$159,187
____________
(1) Includes 26,131 shares purchased to settle employee tax withholding related to vesting of restricted stock awards. These transactions are not considered part of the Company's repurchase program.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None

Item 4. MINE SAFETY DISCLOSURES
Not applicable

Item 5. OTHER INFORMATION
None

Item 6. EXHIBITS
The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit 10.1
Third Amendment to Credit Agreement between Independent Bank Group, Inc. and U.S. Bank National Association, dated January 17, 2022 (incorporated by reference to Exhibit 10.4(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022)

Exhibit 10.2
Fourth Amendment to Credit Agreement between Independent Bank Group, Inc. and U.S Bank National Associated, dated February 16, 2022 (incorporated by reference to Exhibit 10.4(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022)

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 101.INS *	XBRL Instance Document-the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH *	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 is formatted as Inline XBRL and contained within Inline XBRL Instance Document in Exhibit 101.

*	Filed herewith.

**	Furnished herewith (such certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Independent Bank Group, Inc.

Date:	April 26, 2022	By: /s/ David R. Brooks

David R. Brooks
Chairman and Chief Executive Officer

Date:	April 26, 2022	By: /s/ Michelle S. Hickox

Michelle S. Hickox
Executive Vice President
Chief Financial Officer