Form 10-Q
period 2022-06-30
Independent Bank Group, Inc.
filed 2022-07-26
CIK 1564618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2022.
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
Common Stock, Par Value $0.01 Per Share – 41,168,830 shares as of July 22, 2022.

INDEPENDENT BANK GROUP, INC. AND SUBSIDIARIES
Form 10-Q
June 30, 2022

***

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Independent Bank Group, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2022 (unaudited) and December 31, 2021
(Dollars in thousands, except share information)

	June 30,	December 31,
Assets	2022	2021
Cash and due from banks	$179,394	$243,926
Interest-bearing deposits in other banks	596,737	2,364,518
Cash and cash equivalents	776,131	2,608,444
Certificates of deposit held in other banks	1,265	3,245
Securities available for sale, at fair value	1,846,132	2,006,727
Securities held to maturity, net of allowance for credit losses of $0 and $0, respectively	207,972	—
Loans held for sale (includes $23,885 and $28,249 carried at fair value, respectively)	26,519	32,124
Loans, net of allowance for credit losses of $144,170 and $148,706, respectively	13,373,958	12,290,740
Premises and equipment, net	337,679	308,023
Other real estate owned	12,900	—
Federal Home Loan Bank (FHLB) of Dallas stock and other restricted stock	18,495	21,573
Bank-owned life insurance (BOLI)	237,714	235,637
Deferred tax asset	69,467	26,178
Goodwill	994,021	994,021
Other intangible assets, net	69,227	75,490
Other assets	135,613	130,446
Total assets	$18,107,093	$18,732,648

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$5,123,321	$5,066,588
Interest-bearing	9,940,627	10,487,320
Total deposits	15,063,948	15,553,908
FHLB advances	175,000	150,000
Other borrowings	334,718	283,371
Junior subordinated debentures	54,320	54,221
Other liabilities	114,772	114,498
Total liabilities	15,742,758	16,155,998
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock (0 and 0 shares outstanding, respectively)	—	—
Common stock (41,156,261 and 42,756,234 shares outstanding, respectively)	412	428
Additional paid-in capital	1,951,317	1,945,497
Retained earnings	578,201	625,484
Accumulated other comprehensive (loss) income	(165,595)	5,241
Total stockholders’ equity	2,364,335	2,576,650
Total liabilities and stockholders’ equity	$18,107,093	$18,732,648
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Income
Three and Six Months Ended June 30, 2022 and 2021 (unaudited)
(Dollars in thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income:
Interest and fees on loans	$138,426	$137,620	$267,605	$277,772
Interest on taxable securities	8,243	5,252	16,602	10,009
Interest on nontaxable securities	2,741	2,061	5,074	4,130
Interest on interest-bearing deposits and other	1,286	872	2,280	1,665
Total interest income	150,696	145,805	291,561	293,576
Interest expense:
Interest on deposits	8,110	11,487	13,720	24,494
Interest on FHLB advances	164	537	343	1,070
Interest on other borrowings	3,869	4,043	7,351	8,103
Interest on junior subordinated debentures	554	441	1,000	883
Total interest expense	12,697	16,508	22,414	34,550
Net interest income	137,999	129,297	269,147	259,026
Provision for credit losses	—	(6,500)	(1,443)	(9,000)
Net interest income after provision for credit losses	137,999	135,797	270,590	268,026
Noninterest income:
Service charges on deposit accounts	3,050	2,250	5,802	4,511
Investment management fees	2,391	2,086	4,842	4,129
Mortgage banking revenue	2,490	5,237	5,516	12,732
Mortgage warehouse purchase program fees	731	1,730	1,689	3,699
(Loss) gain on sale of loans	(17)	26	(1,501)	26
Loss on sale and disposal of premises and equipment	(46)	(13)	(209)	(20)
Increase in cash surrender value of BOLI	1,327	1,287	2,637	2,559
Other	3,951	3,323	7,986	6,899
Total noninterest income	13,877	15,926	26,762	34,535
Noninterest expense:
Salaries and employee benefits	51,130	43,837	100,685	87,496
Occupancy	10,033	10,852	20,033	20,458
Communications and technology	5,830	5,581	11,731	11,117
FDIC assessment	1,589	1,467	3,082	3,172
Advertising and public relations	703	376	1,159	614
Other real estate owned expenses, net	66	4	66	12
Amortization of other intangible assets	3,118	3,145	6,263	6,290
Professional fees	4,094	3,756	7,533	7,426
Other	9,362	8,995	17,830	16,541
Total noninterest expense	85,925	78,013	168,382	153,126
Income before taxes	65,951	73,710	128,970	149,435
Income tax expense	13,591	15,467	25,870	31,212
Net income	$52,360	$58,243	$103,100	$118,223
Basic earnings per share	$1.25	$1.35	$2.44	$2.74
Diluted earnings per share	$1.25	$1.35	$2.44	$2.73
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2022 and 2021 (unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$52,360	$58,243	$103,100	$118,223
Other comprehensive (loss) income before tax:
Unrealized (losses) gains on securities:
Unrealized (losses) gains arising during the period, excluding the change attributable to available for sale securities reclassified to held to maturity	(102,411)	3,675	(208,975)	(17,888)
Tax effect	(21,506)	772	(43,885)	(3,756)
Unrealized (losses) gains arising during the period, net of tax, excluding the change attributable to available for sale securities reclassified to held to maturity	(80,905)	2,903	(165,090)	(14,132)
Change in net unamortized gains on available for sale securities reclassified into held to maturity securities	(5)	—	(10)	—
Tax effect	(1)	—	(2)	—
Change in net unamortized gains on available for sale securities reclassified into held to maturity securities, net of tax	(4)	—	(8)	—
Change in unrealized (losses) gains on securities, net of tax	(80,909)	2,903	(165,098)	(14,132)

Unrealized (losses) gains on derivative financial instruments:
Unrealized holding (losses) gain arising during the period	(2,055)	545	(7,020)	545
Tax effect	(432)	114	(1,474)	114
Unrealized (losses) gains arising during the period, net of tax	(1,623)	431	(5,546)	431
Reclassification of amount of gains recognized into income	(41)	(157)	(243)	(157)
Tax effect	(9)	(33)	(51)	(33)
Reclassification of amount of gains recognized into income, net of tax	(32)	(124)	(192)	(124)
Change in unrealized (losses) gains on derivative financial instruments	(1,655)	307	(5,738)	307
Other comprehensive (loss) income, net of tax	(82,564)	3,210	(170,836)	(13,825)
Comprehensive (loss) income	$(30,204)	$61,453	$(67,736)	$104,398
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended June 30, 2022 and 2021 (unaudited)
(Dollars in thousands, except for par value, share and per share information)

	Preferred Stock $0.01 Par	Common Stock $0.01 Par Value		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Value 10 million shares authorized	100 million shares authorized
		Shares	Amount
Three Months Ended
Balance, March 31, 2022	$—	42,795,228	$428	$1,947,909	$657,154	$(83,031)	$2,522,460
Net income	—	—	—	—	52,360	—	52,360
Other comprehensive loss, net of tax	—	—	—	—	—	(82,564)	(82,564)
Common stock repurchased	—	(1,642,136)	(17)	—	(115,305)	—	(115,322)
Restricted stock forfeited	—	(3,831)	—	—	—	—	—
Restricted stock granted	—	7,000	1	(1)	—	—	—
Stock based compensation expense	—	—	—	3,409	—	—	3,409
Cash dividends ($0.38 per share)	—	—	—	—	(16,008)	—	(16,008)
Balance, June 30, 2022	$—	41,156,261	$412	$1,951,317	$578,201	$(165,595)	$2,364,335

Three Months Ended
Balance, March 31, 2021	$—	43,193,257	$432	$1,938,012	$535,375	$19,298	$2,493,117
Net income	—	—	—	—	58,243	—	58,243
Other comprehensive income, net of tax	—	—	—	—	—	3,210	3,210
Common stock repurchased	—	(2,376)	—	—	(176)	—	(176)
Restricted stock forfeited	—	(17,821)	—	—	—	—	—
Restricted stock granted	—	7,547	—	—	—	—	—
Stock based compensation expense	—	—	—	2,348	—	—	2,348
Cash dividends ($0.32 per share)	—	—	—	—	(13,857)	—	(13,857)
Balance, June 30, 2021	$—	43,180,607	$432	$1,940,360	$579,585	$22,508	$2,542,885

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Continued)
Six Months Ended June 30, 2022 and 2021 (unaudited)
(Dollars in thousands, except for par value, share and per share information)

	Preferred Stock $0.01 Par	Common Stock $0.01 Par Value		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Value 10 million shares authorized	100 million shares authorized
		Shares	Amount
Six Months Ended
Balance, December 31, 2021	$—	42,756,234	$428	$1,945,497	$625,484	$5,241	$2,576,650
Net income	—	—	—	—	103,100	—	103,100
Other comprehensive loss, net of tax	—	—	—	—	—	(170,836)	(170,836)
Common stock repurchased	—	(1,679,711)	(17)	—	(118,094)	—	(118,111)
Restricted stock forfeited	—	(4,546)	—	—	—	—	—
Restricted stock granted	—	84,284	1	(1)	—	—	—
Stock based compensation expense	—	—	—	5,821	—	—	5,821
Cash dividends ($0.76 per share)	—	—	—	—	(32,289)	—	(32,289)
Balance, June 30, 2022	$—	41,156,261	$412	$1,951,317	$578,201	$(165,595)	$2,364,335

Six Months Ended
Balance, December 31, 2020	$—	43,137,104	$431	$1,934,807	$543,800	$36,333	$2,515,371
Cumulative effect of change in accounting principles (1)	—	—	—	—	(53,880)	—	(53,880)
Adjusted beginning balance	—	43,137,104	431	1,934,807	489,920	36,333	2,461,491
Net income	—	—	—	—	118,223	—	118,223
Other comprehensive loss, net of tax	—	—	—	—	—	(13,825)	(13,825)
Common stock repurchased	—	(25,211)	—	—	(1,665)	—	(1,665)
Restricted stock forfeited	—	(22,327)	—	—	—	—	—
Restricted stock granted	—	91,041	1	(1)	—	—	—
Stock based compensation expense	—	—	—	5,554	—	—	5,554
Cash dividends ($0.62 per share)	—	—	—	—	(26,893)	—	(26,893)
Balance, June 30, 2021	$—	43,180,607	$432	$1,940,360	$579,585	$22,508	$2,542,885
____________
(1) ASU 2016-13 was adopted by the Company on January 1, 2021.
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2022 and 2021 (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$103,100	$118,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	6,442	6,245
Accretion income recognized on loans	(6,678)	(11,491)
Amortization of other intangibles assets	6,263	6,290
Amortization of premium on securities, net	3,551	2,217
Amortization of discount and origination costs on borrowings	446	447
Stock based compensation expense	5,821	5,554
Excess tax benefit on restricted stock vested	(352)	(226)
FHLB stock dividends	(52)	(65)
Loss on sale and disposal of premises and equipment	209	20
Loss (gain) on sale of loans	1,501	(26)
Impairment of other assets	—	9
Deferred tax expense	2,122	5,159
Provision for credit losses	(1,443)	(9,000)
Increase in cash surrender value of BOLI	(2,637)	(2,559)
Excess benefit claim on BOLI	(784)	—
Net gain on mortgage loans held for sale	(2,627)	(11,135)
Originations of loans held for sale	(176,220)	(379,965)
Proceeds from sale of loans held for sale	184,452	430,063
Net change in other assets	(1,436)	19,766
Net change in other liabilities	(41,051)	(32,656)
Net cash provided by operating activities	80,627	146,870
Cash flows from investing activities:
Investment securities available for sale:
Proceeds from maturities, calls and paydowns	7,108,419	7,260,655
Proceeds from sales	—	181
Purchases	(7,277,267)	(7,701,683)
Investment securities held to maturity:
Purchases	(91,065)	—
Proceeds from maturities of certificates of deposit held in other banks	1,980	1,237
Proceeds from benefit claim of BOLI	1,344	—
Purchases of FHLB stock and other restricted stock	—	(1,190)
Proceeds from redemptions of FHLB stock and other restricted stock	3,130	—
Proceeds from sale of loans	19,333	1,519
Net loans originated held for investment	(1,328,900)	93,496
Originations of mortgage warehouse purchase loans	(8,285,502)	(15,548,728)
Proceeds from pay-offs of mortgage warehouse purchase loans	8,536,160	16,108,201
Additions to premises and equipment	(36,316)	(9,789)
Proceeds from sale of premises and equipment	9	21
Net cash (used in) provided by investing activities	(1,348,675)	203,920

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
Six Months Ended June 30, 2022 and 2021 (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2022	2021

Cash flows from financing activities:
Net (decrease) increase in demand deposits, money market and savings accounts	(308,525)	840,204
Net decrease in time deposits	(181,435)	(175,340)
Proceeds from FHLB advances	75,000	—
Repayments of FHLB advances	(50,000)	—
Proceeds from other borrowings	111,000	2,500
Repayments of other borrowings	(60,000)	(9,000)
Repurchase of common stock	(118,111)	(1,665)
Dividends paid	(32,194)	(26,776)
Net cash (used in) provided by financing activities	(564,265)	629,923
Net change in cash and cash equivalents	(1,832,313)	980,713
Cash and cash equivalents at beginning of period	2,608,444	1,813,987
Cash and cash equivalents at end of period	$776,131	$2,794,700
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Note 1. Summary of Significant Accounting Policies
Nature of operations: Independent Bank Group, Inc. (IBG) through its subsidiary, Independent Bank, a Texas state banking corporation, doing business as Independent Financial, (Bank) (collectively known as the Company), provides a full range of banking services to individual and corporate customers in the North, Central and Southeast Texas areas and along the Colorado Front Range, through its various branch locations in those areas. The Company is engaged in traditional community banking activities, which include commercial and retail lending, deposit gathering, and investment and liquidity management activities. The Company’s primary deposit products are demand deposits, money market accounts and certificates of deposit and its primary lending products are commercial business and real estate, real estate mortgage and consumer loans.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Earnings per share: Basic earnings per common share is calculated as net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. The unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under participating nonvested restricted stock awards as well as performance stock units (PSUs). The participating nonvested restricted stock awards were not included in dilutive shares as they were anti-dilutive for the three and six months ended June 30, 2022 and 2021. Proceeds from the assumed exercise of dilutive participating nonvested restricted stock awards and PSUs are assumed to be used to repurchase common stock at the average market price.
The following table presents a reconciliation of net income available to common shareholders and the number of shares used in the calculation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic earnings per share:
Net income	$52,360	$58,243	$103,100	$118,223
Less:
Undistributed earnings allocated to participating securities	297	444	566	931
Dividends paid on participating securities	129	138	256	272
Net income available to common shareholders	$51,934	$57,661	$102,278	$117,020
Weighted average basic shares outstanding	41,397,584	42,756,162	41,913,218	42,743,877
Basic earnings per share	$1.25	$1.35	$2.44	$2.74
Diluted earnings per share:
Net income available to common shareholders	$51,934	$57,661	$102,278	$117,020
Total weighted average basic shares outstanding	41,397,584	42,756,162	41,913,218	42,743,877
Add dilutive performance stock units	75,909	59,145	75,378	54,690
Total weighted average diluted shares outstanding	41,473,493	42,815,307	41,988,596	42,798,567
Diluted earnings per share	$1.25	$1.35	$2.44	$2.73
Anti-dilutive participating securities	123,849	205,989	135,953	197,851

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

	Six Months Ended June 30,
	2022	2021
Cash transactions:
Interest expense paid	$22,358	$35,130
Income taxes paid	$15,038	$28,183
Noncash transactions:
Deferred dividend equivalents	$95	$117
Transfer of loans to other real estate owned	$12,900	$—
Transfer of securities available for sale to held to maturity	$117,583	$—
Right-of-use assets obtained in exchange for lease liabilities	$4,012	$57
Loans purchased, not yet settled	$30,298	$38,859

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Note 3. Securities
Securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at June 30, 2022 and December 31, 2021 are as follows:

	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
June 30, 2022
U.S. treasuries	$260,417	$—	$(15,767)	$244,650
Government agency securities	479,869	10	(63,171)	416,708
Obligations of state and municipal subdivisions	277,289	446	(12,070)	265,665
Corporate bonds	46,997	9	(2,795)	44,211
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	982,676	38	(108,766)	873,948
Other securities	950	—	—	950
	$2,048,198	$503	$(202,569)	$1,846,132

December 31, 2021
U.S. treasuries	$174,950	$724	$(678)	$174,996
Government agency securities	453,402	1,221	(9,948)	444,675
Obligations of state and municipal subdivisions	418,554	15,440	(1,234)	432,760
Corporate bonds	33,994	862	(60)	34,796
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	917,942	10,757	(10,149)	918,550
Other securities	950	—	—	950
	$1,999,792	$29,004	$(22,069)	$2,006,727

Securities Held to Maturity
June 30, 2022
Obligations of state and municipal subdivisions	$207,972	$—	$(40,493)	$167,479
____________
(1) Excludes accrued interest receivable of $8,000 on available for sale and $2,338 on held to maturity securities at June 30, 2022 and $8,581 on available for sale securities at December 31, 2021 that is recorded in other assets on the accompanying consolidated balance sheets.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The amortized cost and estimated fair value of securities at June 30, 2022, by contractual maturity, are shown below. Maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2022
	Available for Sale		Held to Maturity
	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Due in one year or less	$39,472	$39,513	$—	$—
Due from one year to five years	334,871	321,689	—	—
Due from five to ten years	452,348	404,933	—	—
Thereafter	238,831	206,049	207,972	167,479
	1,065,522	972,184	207,972	167,479
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	982,676	873,948	—	—
	$2,048,198	$1,846,132	$207,972	$167,479
____________
(1) Excludes accrued interest receivable of $8,000 on available for sale and $2,338 on held to maturity securities at June 30, 2022 that is recorded in other assets on the accompanying consolidated balance sheets.
Securities with a carrying amount of approximately $995,375 and $997,416 at June 30, 2022 and December 31, 2021, respectively, were pledged primarily to secure deposits.
There were no sales of securities during the three and six months ended June 30, 2022. Proceeds from sale of securities available for sale and gross gains and gross losses for the three and six months ended June 30, 2021 were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Proceeds from sale	$181	$181
Gross gains	$—	$—
Gross losses	$—	$—

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The number of securities, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2022 and December 31, 2021, are summarized as follows:

	Less Than 12 Months			Greater Than 12 Months			Total
Description of Securities	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Securities Available for Sale
June 30, 2022
U.S. treasuries	36	$244,650	$(15,767)	—	$—	$—	$244,650	$(15,767)
Government agency securities	48	268,923	(32,522)	28	139,028	(30,649)	407,951	(63,171)
Obligations of state and municipal subdivisions	235	165,919	(12,070)	—	—	—	165,919	(12,070)
Corporate bonds	11	37,205	(2,795)	—	—	—	37,205	(2,795)
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	322	731,489	(82,869)	30	129,595	(25,897)	861,084	(108,766)
	652	$1,448,186	$(146,023)	58	$268,623	$(56,546)	$1,716,809	$(202,569)
December 31, 2021
U.S. treasuries	22	$144,172	$(678)	—	$—	$—	$144,172	$(678)
Government agency securities	38	258,334	(4,622)	22	119,963	(5,326)	378,297	(9,948)
Obligations of state and municipal subdivisions	14	47,200	(988)	2	3,555	(246)	50,755	(1,234)
Corporate bonds	3	13,440	(60)	—	—	—	13,440	(60)
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	115	621,717	(8,471)	11	44,620	(1,678)	666,337	(10,149)
	192	$1,084,863	$(14,819)	35	$168,138	$(7,250)	$1,253,001	$(22,069)

Securities Held to Maturity
June 30, 2022
Obligations of state and municipal subdivisions	38	$157,120	$(37,314)	5	$10,359	$(3,179)	$167,479	$(40,493)
The Company's securities classified as available for sale and held to maturity are evaluated for expected credit losses by applying the appropriate expected credit losses methodology in accordance with ASC Topic 326, "Financial Instruments - Credit Losses." At June 30, 2022, management's review of all securities at an unrealized loss position determined that the losses resulted from factors not related to credit quality. This conclusion is based on management's analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors for each security type in our portfolio.
The unrealized losses on available for sale securities are generally due to increases in market interest rates. Furthermore, the Company has the intent to hold the available for sale securities until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their cost basis. As such, there is no allowance for credit losses on available for sale securities recognized as of June 30, 2022.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The Company's held to maturity securities include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities. With regard to securities issued by state and municipal subdivisions, management considers issuer bond ratings, historical loss rates for given bond ratings, whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, internal forecasts and whether or not such securities are guaranteed. A significant portion of the Company's held to maturity securities are guaranteed or insured. Furthermore, as of June 30, 2022, there were no past due principal or interest payments associated with these securities. As such, no allowance for credit losses has been recorded on held to maturity securities as of June 30, 2022.

Note 4. Loans, Net and Allowance for Credit Losses on Loans
Loans, net, at June 30, 2022 and December 31, 2021, consisted of the following:

	June 30,	December 31,
	2022	2021
Commercial	$2,153,514	$1,983,886
Mortgage warehouse purchase loans	538,190	788,848
Real estate:
Commercial	7,405,015	6,617,455
Commercial construction, land and land development	1,293,252	1,180,181
Residential	1,470,252	1,300,122
Single-family interim construction	457,168	380,627
Agricultural	120,126	106,512
Consumer	80,611	81,815
Total loans (1)(2)	13,518,128	12,439,446
Allowance for credit losses	(144,170)	(148,706)
Total loans, net (2)	$13,373,958	$12,290,740
____________
(1) Loan class amounts are shown at amortized cost, net of deferred loan fees of $14,171 and $9,406, at June 30, 2022 and December 31, 2021, respectively.
(2) Excludes accrued interest receivable of $41,312 and $41,051 at June 30, 2022 and December 31, 2021, respectively, that is recorded in other assets on the accompanying consolidated balance sheets.
Loans with carrying amounts of $6,915,737 and $6,769,353 at June 30, 2022 and December 31, 2021, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity and Federal Reserve Bank discount window borrowing capacity.
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
Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. The Company’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. These cash flows, however, may not be as expected and the value of collateral securing the loans may fluctuate. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The commercial loan portfolio includes loans made to customers in the energy industry, which is a complex, technical and cyclical industry. Experienced bankers with specialized energy lending experience originate our energy loans. Companies in this industry produce, extract, develop, exploit and explore for oil and natural gas. Loans are primarily collateralized with proven producing oil and gas reserves based on a technical evaluation of these reserves. At June 30, 2022 and December 31, 2021, there were approximately $466,951 and $342,776, of energy related loans outstanding, respectively.
With the passage of the CARES Act Paycheck Protection Program (PPP) in 2020, administered by the Small Business Administration (SBA), the Company participated by originating loans to its customers through the program. PPP loans have terms of two to five years and earn interest at 1%. In return for processing and funding the loans, the SBA paid the lenders a processing fee tiered by the size of the loan. At June 30, 2022 and December 31, 2021, there were approximately $26,669 and $112,128 in PPP loans outstanding included in the commercial loan portfolio, respectively. In addition, the Company has recorded net deferred fees associated with PPP loans of $502 and $2,552 as of June 30, 2022 and December 31, 2021, respectively. Based on published program guidelines, these loans funded through the PPP are fully guaranteed by the U.S. government. Management believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program with any remaining balances, after the forgiveness of any amounts, still fully guaranteed by the SBA.
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
Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. Management monitors the diversification of the portfolio on a quarterly basis by type and geographic location. Management also tracks the level of owner occupied property versus non-owner occupied property. At June 30, 2022, the portfolio consisted of approximately 23% of owner occupied property.
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
Most of the Company’s lending activity occurs within the state of Texas, primarily in the north, central and southeast Texas regions and the state of Colorado, specifically along the Front Range area. As of June 30, 2022, loans in the Colorado region represented about 25% of the total portfolio. A large percentage of the Company’s portfolio consists of commercial and residential real estate loans. As of June 30, 2022 and December 31, 2021, there were no concentrations of loans related to a single industry in excess of 10% of total loans.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Following unprecedented declines caused by the pandemic and volatile energy prices, the Texas economy, specifically in the Company’s lending areas of north, central and southeast Texas, slowed to a moderate pace in the second quarter of 2022. The Colorado economy grew at a moderate pace, but expectations for future growth softened. The stronger sectors of the economy of late include energy and growth in loan volumes, while growth in home sales, retail sales, manufacturing and nonfinancial services decreased from a solid to a moderate pace. Drought conditions worsened in the southern U.S. which further hampered agricultural conditions. Supply chain issues and high energy prices continued to drive up costs. Optimism in outlooks waned and uncertainty stayed elevated amid concerns about inflation, rising interest rates, resolution of supply-chain issues and expectations of weakening demand. The pandemic continues to have an impact on the economies in the Company's lending areas and the timing and magnitude of recovery cannot be predicted. Additionally, the invasion of Ukraine by Russia is causing tremendous human and economic hardship. The implications for the U.S. economy are highly uncertain, but in the near term the invasion and related events have created additional upward pressure on inflation and weigh on economic activity. The risk of loss associated with all segments of the portfolio could increase due to these factors.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The economy and other risk factors are minimized by the Company’s underwriting standards, which include the following principles: 1) financial strength of the borrower including strong earnings, high net worth, significant liquidity and acceptable debt to worth ratio, 2) managerial business competence, 3) ability to repay, 4) loan to value, 5) projected cash flow and 6) guarantor financial statements, as applicable. The following is a summary of the activity in the allowance for credit losses on loans by class for the three and six months ended June 30, 2022 and 2021:

	Commercial	Commercial Real Estate	Commercial Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Unallocated	Total
Three months ended June 30, 2022
Balance at beginning of period	$50,485	$59,699	$25,104	$2,770	$7,749	$132	$374	$—	$146,313
Provision for credit losses	2,737	(2,881)	(918)	344	1,476	(27)	17	—	748
Charge-offs	(12)	(2,972)	—	—	—	—	—	—	(2,984)
Recoveries	93	—	—	—	—	—	—	—	93
Balance at end of period	$53,303	$53,846	$24,186	$3,114	$9,225	$105	$391	$—	$144,170

Six months ended June 30, 2022
Balance at beginning of period	$49,747	$65,110	$23,861	$2,192	$7,222	$106	$468	$—	$148,706
Provision for credit losses	3,652	(8,292)	325	928	2,003	(1)	(67)	—	(1,452)
Charge-offs	(453)	(2,972)	—	(6)	—	—	(10)	—	(3,441)
Recoveries	357	—	—	—	—	—	—	—	357
Balance at end of period	$53,303	$53,846	$24,186	$3,114	$9,225	$105	$391	$—	$144,170

Three months ended June 30, 2021
Balance at beginning of period	$48,863	$69,977	$33,596	$4,401	$8,328	$108	$554	$—	$165,827
Provision for loan losses	1,775	(2,081)	(5,754)	(763)	(199)	(22)	(76)	—	(7,120)
Charge-offs	(3,684)	(200)	—	—	—	—	(50)	—	(3,934)
Recoveries	3	—	—	—	—	—	15	—	18
Balance at end of period	$46,957	$67,696	$27,842	$3,638	$8,129	$86	$443	$—	$154,791

Six months ended June 30, 2021
Balance at beginning of period	$27,311	$36,698	$13,425	$6,786	$2,156	$337	$684	$423	$87,820
Impact of adopting ASC 326	12,775	29,108	22,008	(2,255)	7,179	(178)	(334)	(423)	67,880
Initial allowance on loans purchased with credit deterioration	4,328	7,640	927	140	—	—	—	—	13,035
Provision for credit losses	6,276	(5,375)	(8,392)	(1,033)	(1,206)	(73)	183	—	(9,620)
Charge-offs	(3,754)	(375)	(126)	—	—	—	(125)	—	(4,380)
Recoveries	21	—	—	—	—	—	35	—	56
Balance at end of period	$46,957	$67,696	$27,842	$3,638	$8,129	$86	$443	$—	$154,791
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The following table presents loans at amortized cost that were evaluated for expected credit losses on an individual basis and the related specific credit loss allocations, by loan class as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
Commercial	$38,903	$13,721	$38,911	$15,958
Commercial real estate	24,249	11	24,683	1,553
Commercial construction, land and land development	1,312	525	1,350	562
Residential real estate	—	—	—	—
Single-family Interim construction	—	—	—	—
Agricultural	—	—	—	—
Consumer	—	—	—	—
	$64,464	$14,257	$64,944	$18,073
Nonperforming loans by loan class at June 30, 2022 and December 31, 2021, at amortized cost, are summarized as follows:

	Commercial	Commercial Real Estate	Commercial Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Total
June 30, 2022
Nonaccrual loans (1)	$40,873	$25,504	$19	$1,379	$—	$—	$11	$67,786
Loans past due 90 days and still accruing	2	—	—	499	—	—	—	501
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	—	1,448	—	156	—	—	—	1,604
	$40,875	$26,952	$19	$2,034	$—	$—	$11	$69,891
December 31, 2021
Nonaccrual loans	$36,802	$15,218	$23	$1,592	$—	$—	$38	$53,673
Loans past due 90 days and still accruing	187	—	—	1,603	—	—	—	1,790
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	—	1,714	—	161	—	—	—	1,875
	$36,989	$16,932	$23	$3,356	$—	$—	$38	$57,338
____________
(1) There are $1,076 and $18 in loans on nonaccrual without an allowance for credit loss as of June 30, 2022 and December 31, 2021, respectively. Additionally, no interest income was recognized on nonaccrual loans. No significant amounts of accrued interest was reversed during the three and six months ended June 30, 2022 and 2021.

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
The restructuring of a loan is considered a “troubled debt restructuring” (TDR) if both 1) the borrower is experiencing financial difficulties and 2) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, extending amortization and other actions intended to minimize potential losses. Modifications primarily relate to extending the amortization periods of the loans and interest rate concessions. The modifications during the reported periods did not materially impact the Company’s determination of the allowance for credit losses. The amortized cost basis and recorded investment in troubled debt restructurings, including those on nonaccrual, was $2,605 and $2,918 as of June 30, 2022 and December 31, 2021, respectively.
There were no loans modified under troubled debt restructurings during the three and six months ended June 30, 2022.
Following is a summary of loans modified under troubled debt restructurings during the three and six months ended June 30, 2021:

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
At June 30, 2022 and 2021, there were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the three and six months ended June 30, 2022 and 2021, respectively.
At June 30, 2022 and 2021, the Company had no commitments to lend additional funds to any borrowers with loans whose terms have been modified under troubled debt restructurings.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Under ASC Subtopic 310-40 and federal banking agencies interagency guidance, certain short-term loan modifications made on a good faith basis in response to COVID-19 (as defined by the guidance) are not considered TDRs. Additionally, under section 4013 of the CARES Act, and as amended, banks may elect to suspend the requirement for certain loan modifications to be categorized as a TDR. In response to the COVID-19 pandemic, the Company has implemented prudent modifications allowing for primarily short-term payment deferrals or other payment relief to borrowers with pandemic-related economic hardships, where appropriate, that complies with the above guidance. As such, the Company's TDR loans noted above do not include loans that are modifications to borrowers impacted by COVID-19. As of June 30, 2022, the amount of loans remaining in COVID-19 related deferment was not significant.
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents information regarding the aging of past due loans by loan class as of June 30, 2022 and as of December 31, 2021 (at amortized cost):

	Loans 30-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Loans
June 30, 2022
Commercial	$2,486	$13,545	$16,031	$2,137,483	$2,153,514
Mortgage warehouse	—	—	—	538,190	538,190
Commercial real estate	6,031	12,053	18,084	7,386,931	7,405,015
Commercial construction, land and land development	443	—	443	1,292,809	1,293,252
Residential real estate	1,972	995	2,967	1,467,285	1,470,252
Single-family interim construction	2,204	—	2,204	454,964	457,168
Agricultural	—	—	—	120,126	120,126
Consumer	109	11	120	80,491	80,611
	$13,245	$26,604	$39,849	$13,478,279	$13,518,128
December 31, 2021
Commercial	$1,041	$11,056	$12,097	$1,971,789	$1,983,886
Mortgage warehouse	—	—	—	788,848	788,848
Commercial real estate	2,861	11,784	14,645	6,602,810	6,617,455
Commercial construction, land and land development	—	—	—	1,180,181	1,180,181
Residential real estate	3,838	1,913	5,751	1,294,371	1,300,122
Single-family interim construction	1,290	—	1,290	379,337	380,627
Agricultural	16	—	16	106,496	106,512
Consumer	216	9	225	81,590	81,815
	$9,262	$24,762	$34,024	$12,405,422	$12,439,446

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The Company’s internal classified report is segregated into the following categories: 1) Pass/Watch, 2) Special Mention, 3) Substandard, 4) Doubtful and 5) Loss. The loans placed in the Pass/Watch category reflect the Company’s opinion that the loans reflect potential weakness that requires monitoring on a more frequent basis. The loans in the Special Mention category reflect the Company’s opinion that the credit contains weaknesses which represent a greater degree of risk and warrant extra attention. These loans are reviewed monthly by officers and senior management to determine if a change in category is warranted. The loans placed in the Substandard category are considered to be potentially inadequately protected by the current debt service capacity of the borrower and/or the pledged collateral. These credits, even if apparently protected by collateral value, have shown weakness related to adverse financial, managerial, economic, market or political conditions, which may jeopardize repayment of principal and interest and may be considered impaired. There is a possibility that some future loss could be sustained by the Company if such weakness is not corrected. The Doubtful category includes loans that are in default or principal exposure is probable and the possibility of loss is extremely high. The Loss category includes loans that are considered uncollectible, with little chance of turnaround.
Management considers the guidance in ASC 310-20 when determining whether a modification, extension or renewal of a loan constitutes a current period origination. Generally, current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. The following summarizes the amortized cost basis of loans by year of origination/renewal and credit quality indicator by class of loan as of June 30, 2022 and December 31, 2021:

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination or Renewal						Revolving Loans
June 30, 2022	2022	2021	2020	2019	2018	Prior			Total
Commercial
Pass	$230,425	$368,056	$160,681	$150,671	$62,296	$170,806	$895,221	$1,502	$2,039,658
Pass/Watch	—	8,947	840	370	1,928	2,225	19,142	7	33,459
Special Mention	—	280	109	64	—	4,608	1,375	—	6,436
Substandard	1,843	24,602	509	10,962	58	9,948	16,775	—	64,697
Doubtful	—	—	—	—	—	—	9,264	—	9,264
Loss	—	—	—	—	—	—	—	—	—
Total commercial	$232,268	$401,885	$162,139	$162,067	$64,282	$187,587	$941,777	$1,509	$2,153,514

Mortgage warehouse
Pass	$538,190	$—	$—	$—	$—	$—	$—	$—	$538,190
Pass/Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$538,190	$—	$—	$—	$—	$—	$—	$—	$538,190

Commercial real estate
Pass	$1,807,180	$2,037,554	$1,049,647	$683,214	$535,087	$820,778	$67,706	$8,629	$7,009,795
Pass/Watch	31,063	44,166	22,710	16,498	59,934	67,137	—	—	241,508
Special Mention	10,656	41,757	8,349	10,093	7,412	24,253	—	30	102,550
Substandard	2,831	33,488	412	637	11,721	2,073	—	—	51,162
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$1,851,730	$2,156,965	$1,081,118	$710,442	$614,154	$914,241	$67,706	$8,659	$7,405,015

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination or Renewal						Revolving Loans
June 30, 2022	2022	2021	2020	2019	2018	Prior			Total
Commercial construction, land and land development
Pass	$307,601	$588,346	$199,405	$60,334	$43,431	$17,371	$16,145	$286	$1,232,919
Pass/Watch	17,896	49	9,908	—	—	78	—	—	27,931
Special Mention	4,497	—	—	—	—	—	—	—	4,497
Substandard	11,551	14,790	—	234	—	1,330	—	—	27,905
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction, land and land development	$341,545	$603,185	$209,313	$60,568	$43,431	$18,779	$16,145	$286	$1,293,252

Residential real estate
Pass	$343,582	$375,398	$239,765	$166,209	$86,525	$187,483	$54,992	$249	$1,454,203
Pass/Watch	2,300	968	659	1,460	37	2,617	471	—	8,512
Special Mention	—	—	—	704	240	1,142	125	—	2,211
Substandard	118	916	354	433	53	3,345	107	—	5,326
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total residential real estate	$346,000	$377,282	$240,778	$168,806	$86,855	$194,587	$55,695	$249	$1,470,252

Single-family interim construction
Pass	$179,685	$225,505	$31,165	$—	$277	$—	$20,536	$—	$457,168
Pass/Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total single-family interim construction	$179,685	$225,505	$31,165	$—	$277	$—	$20,536	$—	$457,168

Agricultural
Pass	$44,335	$26,854	$14,665	$3,838	$6,605	$9,440	$11,060	$—	$116,797
Pass/Watch	—	—	526	1,299	26	—	1,457	—	3,308
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	21	—	—	21
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total agricultural	$44,335	$26,854	$15,191	$5,137	$6,631	$9,461	$12,517	$—	$120,126

Consumer
Pass	$4,294	$7,975	$9,158	$2,354	$397	$160	$56,250	$—	$80,588
Pass/Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	5	—	—	—	18	—	—	23
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total consumer	$4,294	$7,980	$9,158	$2,354	$397	$178	$56,250	$—	$80,611

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination or Renewal						Revolving Loans
June 30, 2022	2022	2021	2020	2019	2018	Prior			Total
Total loans
Pass	$3,455,292	$3,629,688	$1,704,486	$1,066,620	$734,618	$1,206,038	$1,121,910	$10,666	$12,929,318
Pass/Watch	51,259	54,130	34,643	19,627	61,925	72,057	21,070	7	314,718
Special Mention	15,153	42,037	8,458	10,861	7,652	30,003	1,500	30	115,694
Substandard	16,343	73,801	1,275	12,266	11,832	16,735	16,882	—	149,134
Doubtful	—	—	—	—	—	—	9,264	—	9,264
Loss	—	—	—	—	—	—	—	—	—
Total loans	$3,538,047	$3,799,656	$1,748,862	$1,109,374	$816,027	$1,324,833	$1,170,626	$10,703	$13,518,128

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination						Revolving Loans
December 31, 2021	2021	2020	2019	2018	2017	Prior			Total
Commercial
Pass	$422,810	$183,433	$98,059	$78,357	$81,620	$255,213	$690,242	$5,231	$1,814,965
Pass/Watch	260	3,010	1,019	3,135	11,688	65	18,768	3,319	41,264
Special Mention	1,411	117	8,517	7,244	195	4,571	12,885	—	34,940
Substandard	30,277	605	16,041	94	2,478	18,331	13,006	1,988	82,820
Doubtful	—	—	—	—	—	—	9,897	—	9,897
Total commercial	$454,758	$187,165	$123,636	$88,830	$95,981	$278,180	$744,798	$10,538	$1,983,886

Mortgage warehouse
Pass	$788,848	$—	$—	$—	$—	$—	$—	$—	$788,848
Pass/Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$788,848	$—	$—	$—	$—	$—	$—	$—	$788,848

Commercial real estate
Pass	$2,181,292	$1,198,508	$830,902	$645,470	$504,126	$626,292	$71,850	$4,320	$6,062,760
Pass/Watch	54,671	18,591	39,045	60,955	30,196	74,762	752	1,319	280,291
Special Mention	56,142	16,770	37,331	29,962	17,649	20,100	—	—	177,954
Substandard	36,263	16,118	1,136	11,901	281	29,686	1,065	—	96,450
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$2,328,368	$1,249,987	$908,414	$748,288	$552,252	$750,840	$73,667	$5,639	$6,617,455

Commercial construction, land and land development
Pass	$618,288	$262,136	$98,007	$85,596	$13,751	$14,939	$18,586	$—	$1,111,303
Pass/Watch	17,899	10,459	6,869	—	—	84	—	—	35,311
Special Mention	3,780	—	—	—	1,909	—	—	—	5,689
Substandard	11,601	—	387	14,489	28	1,373	—	—	27,878
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction, land and land development	$651,568	$272,595	$105,263	$100,085	$15,688	$16,396	$18,586	$—	$1,180,181

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
At June 30, 2022 and December 31, 2021, the approximate amounts of these financial instruments were as follows:

	June 30,	December 31,
	2022	2021
Commitments to extend credit	$3,207,302	$2,770,036
Standby letters of credit	29,811	30,007
	$3,237,113	$2,800,043
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The allowance for credit losses on off-balance sheet commitments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$5,479	$1,113	$4,722	$—
Impact of ASC 326 adoption	—	—	—	1,113
Provision for off-balance sheet credit exposure	(748)	620	9	620
Balance at end of period	$4,731	$1,733	$4,731	$1,733
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

Note 6. Income Taxes
Income tax expense for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income tax expense for the period	$13,591	$15,467	$25,870	$31,212
Effective tax rate	20.6%	21.0%	20.1%	20.9%
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
Assets and Liabilities Measured on a Recurring Basis
The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of June 30, 2022 and December 31, 2021 by level within the ASC Topic 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022
Assets:
Investment securities available for sale:
U.S. treasuries	$244,650	$—	$244,650	$—
Government agency securities	416,708	—	416,708	—
Obligations of state and municipal subdivisions	265,665	—	265,665	—
Corporate bonds	44,211	—	44,211	—
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	873,948	—	873,948	—
Other securities	950	—	950	—
Loans held for sale, fair value option elected (1)	23,885	—	23,885	—

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative financial instruments:
Interest rate lock commitments	622	—	622	—
Forward mortgage-backed securities trades	96	—	96	—
Loan customer counterparty	81	—	81	—
Financial institution counterparty	9,616	—	9,616	—
Liabilities:
Derivative financial instruments:
Interest rate swaps - cash flow hedge	8,411	—	8,411	—
Interest rate lock commitments	10	—	10	—
Forward mortgage-backed securities trades	102	—	102	—
Loan customer counterparty	9,456	—	9,456	—
Financial institution counterparty	95	—	95	—

December 31, 2021
Assets:
Investment securities available for sale:
U.S. treasuries	$174,996	$—	$174,996	$—
Government agency securities	444,675	—	444,675	—
Obligations of state and municipal subdivisions	432,760	—	432,760	—
Corporate bonds	34,796	—	34,796	—
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	918,550	—	918,550	—
Other securities	950	—	950	—
Loans held for sale, fair value option elected (1)	28,249	—	28,249	—
Derivative financial instruments:
Interest rate lock commitments	1,029	—	1,029	—
Forward mortgage-backed securities trades	27	—	27	—
Loan customer counterparty	6,459	—	6,459	—
Financial institution counterparty	1,078	—	1,078	—
Liabilities:
Derivative financial instruments:
Interest rate swaps - cash flow hedge	1,158	—	1,158	—
Interest rate lock commitments	4	—	4	—
Forward mortgage-backed securities trades	21	—	21	—
Loan customer counterparty	1,073	—	1,073	—
Financial institution counterparty	6,772	—	6,772	—
__________
(1)    At June 30, 2022 and December 31, 2021, loans held for sale for which the fair value option was elected had an aggregate outstanding principal balance of $23,250 and $27,176, respectively. There were no mortgage loans held for sale under the fair value option that were 90 days or greater past due or on nonaccrual at June 30, 2022.

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Assets and Liabilities Measured on a Nonrecurring Basis
In accordance with ASC Topic 820, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at June 30, 2022 and December 31, 2021, for which a nonrecurring change in fair value has been recorded:

		Fair Value Measurements at Reporting Date Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Period Ended Total (Gains) Losses
June 30, 2022
Assets:
Individually evaluated loans	$16,116	$—	$—	$16,116	$(594)
Other real estate owned	12,900	—	—	12,900	2,361

December 31, 2021
Assets:
Individually evaluated loans	$11,204	$—	$—	$11,204	$3,526
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
Other real estate owned is measured at fair value on a nonrecurring basis (upon initial recognition or subsequent impairment). Other real estate owned is classified within Level 3 of the valuation hierarchy. When transferred from the loan portfolio, other real estate owned is adjusted to fair value less estimated selling costs and is subsequently carried at the lower of carrying value or fair value less estimated selling costs. The fair value is determined using an external appraisal process, discounted based on internal criteria. Therefore, the Company has categorized its other real estate as Level 3. There was no other real estate owned remeasured during the year ended December 31, 2021.
In addition, mortgage loans held for sale not recorded under the fair value option are required to be measured at the lower of cost or fair value. The fair value of these loans is based upon binding quotes or bids from third party investors. As of June 30, 2022 and December 31, 2021, all mortgage loans held for sale not recorded under the fair value option were recorded at cost.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Fair Value of Financial Instruments not Recorded at Fair Value
The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instruments that are reported at amortized cost on the Company's consolidated balance sheets were as follows at June 30, 2022 and December 31, 2021:

			Fair Value Measurements at Reporting Date Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022
Financial assets:
Cash and cash equivalents	$776,131	$776,131	$776,131	$—	$—
Certificates of deposit held in other banks	1,265	1,265	—	1,265	—
Investment securities held to maturity	207,972	167,479	—	167,479	—
Loans held for sale, at cost	2,634	2,680	—	2,680	—
Loans, net	13,373,958	13,355,782	—	—	13,355,782
FHLB of Dallas stock and other restricted stock	18,495	18,495	—	18,495	—
Accrued interest receivable	51,654	51,654	—	51,654	—
Financial liabilities:
Deposits	15,063,948	15,038,235	—	15,038,235	—
Accrued interest payable	5,357	5,357	—	5,357	—
FHLB advances	175,000	174,936	—	174,936	—
Other borrowings	334,718	333,275	—	333,275	—
Junior subordinated debentures	54,320	32,854	—	32,854	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2021
Financial assets:
Cash and cash equivalents	$2,608,444	$2,608,444	$2,608,444	$—	$—
Certificates of deposit held in other banks	3,245	3,246	—	3,246	—
Loans held for sale, at cost	3,875	3,982	—	3,982	—
Loans, net	12,290,740	12,415,366	—	—	12,415,366
FHLB of Dallas stock and other restricted stock	21,573	21,573	—	21,573	—
Accrued interest receivable	49,636	49,636	—	49,636	—
Financial liabilities:
Deposits	15,553,908	15,553,645	—	15,553,645	—
Accrued interest payable	5,301	5,301	—	5,301	—
FHLB advances	150,000	128,555	—	128,555	—
Other borrowings	283,371	303,250	—	303,250	—
Junior subordinated debentures	54,221	45,501	—	45,501	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

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
The Company formally documents the relationship between derivatives and hedged items, as well as the risk management objective and the strategy for undertaking hedge transactions at the inception of the hedge relationship. This documentation includes linking the fair value of cash flow hedges to the specific assets and liabilities on the balance sheet or the specific firm commitments or forecasted transaction. The Company assesses, both at the hedge's inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.
The Company's objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. During the second quarter of 2021, the Company entered into two interest rate swap derivatives with an aggregated notional amount of $100,000 that were designated as cash flow hedges. The derivatives are intended to hedge the variable cash flows associated with certain existing variable-interest rate loans and were determined to be effective during the three and six months ended June 30, 2022.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest income in the same period that the hedged transaction affects earnings. Amounts of loss recognized in accumulated other comprehensive income (loss) related to derivatives was $1,623 and $5,546, net of tax, and the amounts of gains that were reclassified to interest income as interest payments were received on the Company’s variable-rate loans was $32 and $192, net of tax, during and for the three and six months ended June 30, 2022, respectively. Amounts of gains recognized in accumulated other comprehensive income related to derivatives was $431, net of tax, and the amounts of gains that were reclassified to interest income as interest payments were received on the Company’s variable-rate loans was $124, net of tax, during and for both the three and six months ended June 30, 2021. During the next twelve months, the Company estimates that $2,123 will be reclassified as a decrease to interest income.
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
The following table provides the outstanding notional balances and fair values of outstanding derivative positions at June 30, 2022 and December 31, 2021:

	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
June 30, 2022
Derivatives designated as hedging instruments:
Interest rate swaps - cash flow hedge	$100,000	$—	$8,411
Derivatives not designated as hedging instruments:
Interest rate lock commitments	21,951	622	10
Forward mortgage-backed securities trades	24,250	96	102
Commercial loan interest rate swaps:
Loan customer counterparty	210,857	81	9,456
Financial institution counterparty	210,857	9,616	95

December 31, 2021
Derivatives designated as hedging instruments:
Interest rate swaps - cash flow hedge	$100,000	$—	$1,158
Derivatives not designated as hedging instruments:
Interest rate lock commitments	34,064	1,029	4
Forward mortgage-backed securities trades	30,500	27	21
Commercial loan interest rate swaps:
Loan customer counterparty	254,935	6,459	1,073
Financial institution counterparty	254,935	1,078	6,772
The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding were as follows:

	Weighted Average Interest Rate
	June 30, 2022		December 31, 2021
	Received	Paid	Received	Paid
Loan customer counterparty	4.20%	3.91%	4.12%	2.40%

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The credit exposure related to interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $9,697 and $7,537 at June 30, 2022 and December 31, 2021, respectively. In some cases collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. At June 30, 2022 and December 31, 2021, cash of $20,266 and $20,491 and securities of $2,958 and $3,168 were pledged as collateral for these derivatives, respectively.
The Company has entered into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which the Company is either a participant or a lead bank. Risk participation agreements entered into as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. The Company is party to no risk participation agreements as a participant bank at June 30, 2022. Risk participation agreements entered into as the lead bank provide credit protection to the Company should the borrower fail to perform on its interest rate derivative contract. The Company is party to one risk participation agreement as the lead bank having a notional amount of $9,217 at June 30, 2022.
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
A summary of derivative activity and the related impact on the consolidated statements of income for the three and six months ended June 30, 2022 and 2021 is as follows:

	Income Statement Location	Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Derivatives designated as hedging instruments
Interest rate swaps - cash flow hedges	Interest and fees on loans	$36	$154	$233	$154
Derivatives not designated as hedging instruments
Interest rate lock commitments	Mortgage banking revenue	(32)	(40)	(413)	(1,449)
Forward mortgage-backed securities trades	Mortgage banking revenue	(459)	(838)	(12)	508

Note 9. Stock Awards
The Company grants common stock awards to certain employees of the Company. In May 2022, the shareholders of the Company approved a new 2022 Equity Incentive Plan (2022 Plan). Under this plan, the Compensation Committee may grant awards to certain employees of the Company in the form of restricted stock, restricted stock units, stock appreciation rights, qualified and nonqualified stock options, performance share awards and other equity-based awards. Effective with the adoption of the 2022 Plan, no further awards will be granted under the prior 2013 Equity Incentive Plan (2013 Plan). Awards outstanding under the 2013 Plan will remain in effect under the prior plan according to their respective terms and any terminated 2013 Plan awards will be available for awards under the 2022 Plan in accordance with the 2022 Plan's provisions. The 2022 Plan has 1,500,000 reserved shares of common stock to be awarded by the Company’s Compensation Committee. As of June 30, 2022, there were 1,493,000 shares remaining available for grant for future awards.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Shares issued under these plans are restricted stock awards and performance stock units at target award level. Restricted stock awarded to employees generally vest evenly over the required employment period and range from one to five years. Performance stock units awarded have a three to four year cliff vesting period. Restricted stock granted are issued at the date of grant and receive dividends. Performance stock units are eligible to receive dividend equivalents as such dividends are declared on the Company's common stock during the performance period. Equivalent dividend payments are based upon the number of shares issued under each performance award and are deferred until such time that the units vest and the shares are issued.
Restricted Stock Awards
The following table summarizes the activity in nonvested restricted stock awards for the six months ended June 30, 2022 and 2021:

Restricted Stock Awards	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2021	363,551	$53.14
Granted during the period	84,284	73.80
Vested during the period	(106,199)	59.80
Forfeited during the period	(4,546)	53.61
Nonvested shares, June 30, 2022	337,090	$56.20

Nonvested shares, December 31, 2020	468,800	$49.01
Granted during the period	91,041	64.60
Vested during the period	(114,961)	56.65
Forfeited during the period	(22,327)	49.06
Nonvested shares, June 30, 2021	422,553	$50.23
Compensation expense related to these awards is recorded based on the fair value of the award at the date of grant and totaled $2,542 and $4,568 for the three and six months ended June 30, 2022, respectively, and $2,030 and $4,526 for the three and six months ended June 30, 2021, respectively. Compensation expense is recorded in salaries and employee benefits in the accompanying consolidated statements of income. At June 30, 2022, future compensation expense is estimated to be $14,108 and will be recognized over a remaining weighted average period of 2.20 years.
The fair value of common stock awards that vested during the six months ended June 30, 2022 and 2021 was $7,985 and $7,538, respectively. The Company has recorded $2 and $(352) in excess tax expense (benefit) on vested restricted stock to income tax expense for the three and six months ended June 30, 2022, respectively, and $32 and $226 in excess tax expense for the three and six months ended June 30, 2021, respectively.
There were no modifications of stock agreements during the six months ended June 30, 2022 and 2021 that resulted in significant additional incremental compensation costs.
At June 30, 2022, the future vesting schedule of the nonvested restricted stock awards is as follows:

First year	149,432
Second year	102,301
Third year	78,219
Fourth year	7,138
Total nonvested shares	337,090

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
The following table summarizes the activity in nonvested performance stock units at target award level for the six months ended June 30, 2022 and 2021:

Performance-based Restricted Stock Units	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2021	114,498	$43.93
Granted during the period	20,742	73.94
Nonvested shares, June 30, 2022	135,240	$48.53

Nonvested shares, December 31, 2020	89,300	$38.29
Granted during the period	20,198	62.58
Nonvested shares, June 30, 2021	109,498	$42.77
Compensation expense related to performance stock units is estimated each period based on the fair value of the target stock unit at the grant date and the most probable level of achievement of the performance condition, adjusted for the passage of time within the vesting periods of the awards. Compensation expense related to these awards was $867 and $1,253 for the three and six months ended June 30, 2022, respectively, and $318 and $1,028 for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, the unrecognized compensation expense assuming the target attainment is estimated to be $3,771, while the estimated maximum payout rate is $7,137. The remaining performance period over which the expense will be recognized is 2.23 years.

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
In February 2019, the federal bank regulatory agencies issued a final rule that revised certain capital regulations under ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and included a transition option that allows banking organizations to phase in, over a three year period, the day one adverse effects of adoption on their regulatory capital ratios (three year transition option). In connection with the adoption of ASC 326 on January 1, 2021, the Company recognized an after-tax cumulative effect reduction to retained earnings. The Company elected to adopt the three year transition option and the deferral has been applied in capital ratios presented below.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Common Equity Tier 1 (CET1) and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2022 and December 31, 2021, the Company and the Bank meet all capital adequacy requirements to which they are subject, including the capital buffer requirement.
As of June 30, 2022 and December 31, 2021, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk based, CET1, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Bank’s category.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The following table presents actual capital amounts and required ratios under Basel III Capital Rules for the Company and Bank as of June 30, 2022 and December 31, 2021.

	Actual		Minimum Capital Required - Basel III		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2022
Total capital to risk weighted assets:
Consolidated	$1,879,564	12.24%	$1,612,860	10.50%	N/A	N/A
Bank	2,004,604	13.05	1,612,377	10.50	$1,535,597	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	1,562,775	10.17	1,305,648	8.50	N/A	N/A
Bank	1,891,815	12.32	1,305,257	8.50	1,228,478	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	1,507,175	9.81	1,075,240	7.00	N/A	N/A
Bank	1,891,815	12.32	1,074,918	7.00	998,138	6.50
Tier 1 capital to average assets:
Consolidated	1,562,775	9.28	673,688	4.00	N/A	N/A
Bank	1,891,815	11.23	673,598	4.00	841,998	5.00

December 31, 2021
Total capital to risk weighted assets:
Consolidated	$1,916,163	13.67%	$1,471,510	10.50%	N/A	N/A
Bank	1,983,530	14.16	1,471,036	10.50	$1,400,987	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	1,614,372	11.52	1,191,223	8.50	N/A	N/A
Bank	1,885,739	13.46	1,190,839	8.50	1,120,790	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	1,558,772	11.12	981,007	7.00	N/A	N/A
Bank	1,885,739	13.46	980,691	7.00	910,642	6.50
Tier 1 capital to average assets:
Consolidated	1,614,372	8.80	733,954	4.00	N/A	N/A
Bank	1,885,739	10.28	733,785	4.00	917,231	5.00
Stock repurchase program: From time to time, the Company's Board of Directors has authorized stock repurchase programs which allow the Company to purchase its common stock generally over a one-year period at various prices in the open market or in privately negotiated transactions. In December 2021, the Company's Board established the 2022 Stock Repurchase Plan, which provides for the repurchase of up to $160,000 of common stock through December 31, 2022. Under this program, the Company repurchased 1,639,792 and 1,651,236 shares at a total cost of $115,153 and $115,966 for the three and six months ended June 30, 2022, respectively. There were no shares repurchased by the Company during the three and six months ended June 30, 2021 under a prior plan. Federal bank regulators have adopted final rules that, among other things, eliminated the standalone prior approval requirement for any repurchase of common stock. However, the Company remains subject to a Federal Reserve Board guideline that requires consultation with the Federal Reserve Board regarding plans for share repurchases. The Company’s repurchases of its common stock may be subject to a prior approval or notice requirement under other regulations, policies or supervisory expectations of the Federal Reserve Board.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Company stock repurchased to settle employee tax withholding related to vesting of stock awards totaled 2,344 and 28,475 shares at a total cost of $169 and $2,145 for the three and six months ended June 30, 2022, respectively, and 2,376 and 25,211 shares at a total cost of $176 and $1,665 for the three and six months ended June 30, 2021, respectively, and were not included under the repurchase program.

Note 11. Subsequent Events
Declaration of Dividends
On July 22, 2022, the Company declared a quarterly cash dividend in the amount of $0.38 per share of common stock to the stockholders of record on August 4, 2022. The dividend will be paid on August 18, 2022.

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
As of June 30, 2022, the Company operated 93 full service banking locations in north, central and southeast Texas regions, and along the Colorado Front Range region, with 61 Texas locations and 32 Colorado locations.
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

Discussion and Analysis of Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021
The following discussion and analysis of the Company's results of operations compares the operations for the three and six months ended June 30, 2022 with the three and six months ended June 30, 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations that may be expected for all of the year ending December 31, 2022.
Results of Operations
For the three months ended June 30, 2022, net income was $52.4 million ($1.25 per common share on a diluted basis) compared with net income of $58.2 million ($1.35 per common share on a diluted basis) for the three months ended June 30, 2021. The Company posted annualized returns on average equity of 8.62% and 9.27%, returns on average assets of 1.19% and 1.28% and efficiency ratios of 54.52% and 51.55% for the three months ended June 30, 2022 and 2021, respectively. The efficiency ratio is calculated by dividing total noninterest expense (which excludes the provision for credit losses and the amortization of other intangible assets) by net interest income plus noninterest income.
For the six months ended June 30, 2022, net income was $103.1 million ($2.44 per common share on a diluted basis) compared with $118.2 million ($2.73 per common share on a diluted basis) for the six months ended June 30, 2021. The Company posted annualized returns on average equity of 8.30% and 9.52%, returns on average assets of 1.15% and 1.32% and efficiency ratios of 54.79% and 50.02% for the six months ended June 30, 2022 and 2021, respectively.
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
Net interest income was $138.0 million for the three months ended June 30, 2022, an increase of $8.7 million, or 6.7%, from $129.3 million for the three months ended June 30, 2021. This increase in net interest income was driven by a shift in the mix of interest earning assets from lower yielding interest-bearing deposits to loans and securities, as well as decreased funding costs on deposits offset by lower acquired loan accretion and PPP income. Average interest earning assets decreased $713.6 million or 4.3%, to $15.8 billion for the three months ended June 30, 2022 compared to $16.5 billion for the three months ended June 30, 2021. The decrease is primarily due to lower average interest bearing cash balances, which decreased approximately $2.0 billion, offset by increases in average loan balances of $513.0 million and average securities of $727.0 million. The yield on average interest earning assets increased 29 basis points from 3.54% for the three months ended June 30, 2021 to 3.83% for the three months ended June 30, 2022. The increase from the prior year is a result of the shift in earning assets discussed above, specifically the reduction of lower yielding interest-bearing deposit balances and the shift to higher yielding loans due to the strong loan growth during the period. The average cost of interest-bearing liabilities decreased 10 basis points to 0.50% for the three months ended June 30, 2022 compared to 0.60% for the three months ended June 30, 2021. The decrease reflects overall lower funding costs on deposit products for the year over year period. The aforementioned changes resulted in a 37 basis point increase in the net interest margin for the three months ended June 30, 2022 at 3.51% compared to 3.14% for the three months ended June 30, 2021. The increase was primarily due to the shift in mix to higher yielding assets due to loan and securities growth and by the lower cost of funds on interest bearing liabilities, offset by a decrease of $2.9 million in acquired loan accretion income and $4.2 million in PPP income.

Net interest income was $269.1 million for the six months ended June 30, 2022, an increase of $10.1 million, or 3.9%, from $259.0 million for the six months ended June 30, 2021. The increase is primarily due to decreased funding costs on interest bearing deposits. The average rate paid on interest bearing liabilities decreased 20 basis points from 0.63% for the six months ended June 30, 2021 to 0.43% for the six months ended June 30, 2022 while the average yield on interest earning assets remained steady at 3.64% for the same periods. The net interest margin for the six months ended June 30, 2022 increased 15 basis points to 3.36% compared to 3.21% for the six months ended June 30, 2021 due primarily to the lower costs of funds on interest bearing liabilities for the year over year period.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and six months ended June 30, 2022 and 2021. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances.

	Three Months Ended June 30,
	2022			2021
(dollars in thousands)	Average Outstanding Balance	Interest	Yield/ Rate (4)	Average Outstanding Balance	Interest	Yield/ Rate (4)
Interest-earning assets:
Loans (1)	$12,993,624	$138,426	4.27%	$12,480,653	$137,620	4.42%
Taxable securities	1,703,850	8,243	1.94	1,068,446	5,252	1.97
Nontaxable securities	440,972	2,741	2.49	349,347	2,061	2.37
Interest bearing deposits and other	649,649	1,286	0.79	2,603,276	872	0.13
Total interest-earning assets	15,788,095	150,696	3.83	16,501,722	145,805	3.54
Noninterest-earning assets	1,927,894			1,782,053
Total assets	$17,715,989			$18,283,775
Interest-bearing liabilities:
Checking accounts	$5,881,199	$4,587	0.31%	$5,811,703	$5,927	0.41%
Savings accounts	797,211	97	0.05	702,208	273	0.16
Money market accounts	2,072,654	2,709	0.52	2,511,010	3,537	0.56
Certificates of deposit	877,237	717	0.33	1,316,277	1,750	0.53
Total deposits	9,628,301	8,110	0.34	10,341,198	11,487	0.45
FHLB advances	132,143	164	0.50	375,000	537	0.57
Other borrowings - short-term	42,402	405	3.83	797	4	2.01
Other borrowings - long-term	266,658	3,464	5.21	305,962	4,039	5.29
Junior subordinated debentures	54,303	554	4.09	54,104	441	3.27
Total interest-bearing liabilities	10,123,807	12,697	0.50	11,077,061	16,508	0.60
Noninterest-bearing checking accounts	5,044,507			4,587,786
Noninterest-bearing liabilities	112,558			98,925
Stockholders’ equity	2,435,117			2,520,003
Total liabilities and equity	$17,715,989			$18,283,775
Net interest income		$137,999			$129,297
Interest rate spread			3.33%			2.94%
Net interest margin (2)			3.51			3.14
Net interest income and margin (tax equivalent basis) (3)		$139,112	3.53		$130,267	3.17
Average interest-earning assets to interest-bearing liabilities			155.95			148.97

	Six Months Ended June 30,
	2022			2021
(dollars in thousands)	Average Outstanding Balance	Interest	Yield/ Rate (4)	Average Outstanding Balance	Interest	Yield/ Rate (4)
Interest-earning assets:
Loans (1)	$12,658,541	$267,605	4.26%	$12,679,592	$277,772	4.42%
Taxable securities	1,696,572	16,602	1.97	1,007,664	10,009	2.00
Nontaxable securities	426,447	5,074	2.40	350,887	4,130	2.37
Interest bearing deposits and other	1,377,902	2,280	0.33	2,214,691	1,665	0.15
Total interest-earning assets	16,159,462	291,561	3.64	16,252,834	293,576	3.64
Noninterest-earning assets	1,916,191			1,784,355
Total assets	$18,075,653			$18,037,189
Interest-bearing liabilities:
Checking accounts	$6,058,317	$7,669	0.26%	$5,652,511	$12,001	0.43%
Savings accounts	788,842	191	0.05	686,442	533	0.16
Money market accounts	2,204,570	4,412	0.40	2,606,418	7,563	0.59
Certificates of deposit	925,099	1,448	0.32	1,353,451	4,397	0.66
Total deposits	9,976,828	13,720	0.28	10,298,822	24,494	0.48
FHLB advances	141,022	343	0.49	375,000	1,070	0.58
Other borrowings - short-term	23,048	423	3.70	2,511	24	1.93
Other borrowings - long-term	266,571	6,928	5.24	305,876	8,079	5.33
Junior subordinated debentures	54,278	1,000	3.72	54,080	883	3.29
Total interest-bearing liabilities	10,461,747	22,414	0.43	11,036,289	34,550	0.63
Noninterest-bearing checking accounts	5,002,121			4,407,624
Noninterest-bearing liabilities	106,723			89,678
Stockholders’ equity	2,505,062			2,503,598
Total liabilities and equity	$18,075,653			$18,037,189
Net interest income		$269,147			$259,026
Interest rate spread			3.21%			3.01%
Net interest margin (2)			3.36			3.21
Net interest income and margin (tax equivalent basis) (3)		$271,290	3.39		$260,956	3.24
Average interest-earning assets to interest-bearing liabilities			154.46			147.27
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
The following table presents the components of provision for credit losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Provision for credit losses related to:
Loans	$748	$(7,120)	$(1,452)	$(9,620)
Held to maturity securities	—	—	—	—
Off-balance sheet credit exposures	(748)	620	9	620
Total provision for credit losses	$—	$(6,500)	$(1,443)	$(9,000)
Provision expense for loans is generally reflective of organic loan growth as well as charge-offs or specific reserves taken during the respective period. Provision expense is also impacted by the economic outlook and changes in macroeconomic variables. The negative provision recorded for the six months ended June 30, 2022 and three and six months ended June 30, 2021 was primarily reflective of diminished pandemic uncertainty over the respective periods, while the provision expense for the three months ended June 30, 2022 also reflects the impact of loan growth and a declining macroeconomic outlook from recession concerns in our third party economic forecast.
As discussed in Note 3. Securities, the Company reclassified a portion of its available for sale state and municipal portfolio to held to maturity during the quarter to limit future volatility due to expected increases in interest rates. The majority of securities in the held to maturity portfolio are guaranteed or insured. Therefore, there was no provision for credit losses on held to maturity securities recorded during the respective periods.
Changes in the allowance for unfunded commitments are generally driven by the remaining unfunded amount and the expected utilization rate of a given loan segment.

Noninterest Income
The following table sets forth the major components of noninterest income for the three and six months ended June 30, 2022 and 2021 and the period-over-period variations in such categories of noninterest income:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(dollars in thousands)	2022	2021	2022 v. 2021		2022	2021	2022 v. 2021
Noninterest Income
Service charges on deposit accounts	$3,050	$2,250	$800	35.6%	$5,802	$4,511	$1,291	28.6%
Investment management fees	2,391	2,086	305	14.6	4,842	4,129	713	17.3
Mortgage banking revenue	2,490	5,237	(2,747)	(52.5)	5,516	12,732	(7,216)	(56.7)
Mortgage warehouse purchase program fees	731	1,730	(999)	(57.7)	1,689	3,699	(2,010)	(54.3)
(Loss) gain on sale of loans	(17)	26	(43)	N/M	(1,501)	26	(1,527)	N/M
Loss on sale and disposal of premises and equipment	(46)	(13)	(33)	N/M	(209)	(20)	(189)	N/M
Increase in cash surrender value of BOLI	1,327	1,287	40	3.1	2,637	2,559	78	3.0
Other	3,951	3,323	628	18.9	7,986	6,899	1,087	15.8
Total noninterest income	$13,877	$15,926	$(2,049)	(12.9)%	$26,762	$34,535	$(7,773)	(22.5)%
____________
N/M - not meaningful
Total noninterest income decreased $2.0 million, or 12.9% and $7.8 million, or 22.5% for the three and six months ended June 30, 2022 over same periods in 2021, respectively. Significant changes in the components of noninterest income are discussed below.
Service charges on deposits. Service charges on deposits increased $800 thousand, or 35.6% and $1.3 million, or 28.6% for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. The increases are due to higher account analysis charges due to growth in our commercial treasury products and also reflect higher overdraft charges that have returned to normalized rates after the pandemic.
Mortgage banking revenue. Mortgage banking revenue decreased $2.7 million, or 52.5% and $7.2 million, or 56.7% for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. The decrease was primarily due to decreased volumes and margins resulting from rate increases over the year. Offsetting the decrease in mortgage banking revenue were fair value gains on our derivative hedging instruments of $1.2 million and $1.6 million for the three and six months ended June 30, 2022, respectively, compared to fair value losses of $700 thousand and $1.0 million for the same periods in 2021, respectively.
Mortgage warehouse purchase program fees. Mortgage warehouse purchase program fees decreased $1.0 million, or 57.7% and $2.0 million, or 54.3% for the three and six months ended June 30, 2022 as compared to the same periods in 2021, respectively. The decrease was primarily market driven with lower volumes due to mortgage loan rate increases over the year.
Loss on sale of loans. The Company recognized a $1.5 million loss on sale of loans in 2022 primarily due to one commercial real estate loan, which was sold at a discount.

Noninterest Expense
The following table sets forth the major components of noninterest expense for the three and six months ended June 30, 2022 and 2021 and the period-over-period variations in such categories of noninterest expense:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(dollars in thousands)	2022	2021	2022 v. 2021		2022	2021	2022 v. 2021
Noninterest Expense
Salaries and employee benefits	$51,130	$43,837	$7,293	16.6%	$100,685	$87,496	$13,189	15.1%
Occupancy	10,033	10,852	(819)	(7.5)	20,033	20,458	(425)	(2.1)
Communications and technology	5,830	5,581	249	4.5	11,731	11,117	614	5.5
FDIC assessment	1,589	1,467	122	8.3	3,082	3,172	(90)	(2.8)
Advertising and public relations	703	376	327	N/M	1,159	614	545	N/M
Other real estate owned expenses, net	66	4	62	N/M	66	12	54	N/M
Amortization of other intangible assets	3,118	3,145	(27)	(0.9)	6,263	6,290	(27)	(0.4)
Professional fees	4,094	3,756	338	9.0	7,533	7,426	107	1.4
Other	9,362	8,995	367	4.1	17,830	16,541	1,289	7.8
Total noninterest expense	$85,925	$78,013	$7,912	10.1%	$168,382	$153,126	$15,256	10.0%
____________
N/M - not meaningful
Noninterest expense increased $7.9 million, or 10.1% and $15.3 million, or 10.0% for the three and six months ended June 30, 2022, respectively, as compared to the same periods in 2021. The significant change in the components of noninterest expense is discussed below.
Salaries and employee benefits. Salaries and employee benefits increased $7.3 million, or 16.6% and $13.2 million, or 15.1% for the three and six months ended June 30, 2022 compared to the same period in 2021. The increases for the three and six month periods are primarily due to $6.7 million and $11.5 million, respectively in higher salaries, bonus, payroll taxes, insurance expense and 401(k) match related to additional headcount, including executive and senior positions added during the year over year periods. The three and six months ended June 30, 2022 also reflects $1.1 million in severance and stock amortization expense relating to the separation of an executive officer. Offsetting these increases was $1.2 million and $3.0 million in lower mortgage commissions and incentives due to lower volumes for the three and six month periods ending June 30, 2022, respectively compared to the same periods in the prior year. In addition, deferred salaries expense, which reduces overall salaries expense, was $3.1 million lower for the six months ended June 30, 2022 as compared to the same period in 2021 due a higher volume of loan originations related to the second round of PPP that occurred in 2021.
Income Tax Expense
Income tax expense was $13.6 million and $25.9 million for the three and six months ended June 30, 2022, respectively, and $15.5 million and $31.2 million for the same periods in 2021. The effective tax rates were 20.6% and 20.1% for the three and six months ended June 30, 2022, respectively, compared to 21.0% and 20.9% for the same periods in 2021. The lower effective tax rate for the three and six months ended June 30, 2022 compared to the same period in the prior year was a result of a favorable permanent tax item related to a donation of real property during the first quarter as well as lower state tax rates for the year over year period.

Discussion and Analysis of Financial Condition
The following discussion and analysis summarizes the financial condition of the Company as of June 30, 2022 and December 31, 2021 and details certain changes between those periods.
Assets
The Company’s total assets decreased by $625.6 million, or 3.3%, to $18.1 billion as of June 30, 2022 from $18.7 billion at December 31, 2021. The decrease is due primarily to lower interest-bearing cash balances offset by organic loan growth during the period.
Loan Portfolio
The Company’s loan portfolio is the largest category of the Company’s earning assets. The following table presents the balance and associated percentage of each major category in the Company's loan portfolio as of June 30, 2022 and December 31, 2021:

(dollars in thousands)	June 30, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
Commercial (1)	$2,153,514	15.9%	$1,983,886	15.9%
Mortgage warehouse purchase loans	538,190	4.0	788,848	6.3
Real estate:
Commercial	7,405,015	54.7	6,617,455	53.1
Commercial construction, land and land development	1,293,252	9.5	1,180,181	9.5
Residential (2)	1,496,771	11.0	1,332,246	10.7
Single-family interim construction	457,168	3.4	380,627	3.0
Agricultural	120,126	0.9	106,512	0.8
Consumer	80,611	0.6	81,815	0.7
Total gross loans	13,544,647	100.0%	12,471,570	100.0%
____________
(1) Includes SBA PPP loans of $26.7 million net of deferred loan fees of $502 thousand at June 30, 2022 and $112.1 million net of deferred fees of $2.6 million at December 31, 2021.
(2) Includes loans held for sale of $26.5 million and $32.1 million at June 30, 2022 and December 31, 2021, respectively.
As of June 30, 2022 and December 31, 2021, the Company's loan portfolio, before the allowance for credit losses, totaled $13.5 billion and $12.5 billion, respectively, which is an increase of 8.6% between the two periods. This growth is broad-based not only geographically, but across product types, and is reflective of the underlying strength and sustained growth of the Texas and Colorado economies the Company serves as well as significant investments it has made in their production teams. Loans held for investment, excluding mortgage warehouse purchase loans, loans held for sale and PPP loans, and net of loan sales increased $1.4 billion million, or 25.1% annualized for the six month period. The decrease of $250.7 million in mortgage warehouse purchase loans was reflective of decreased demand and lower volumes related to mortgage rate increases and shorter hold times. PPP loan balances also decreased $85.5 million due to payoffs with a total of $26.7 million remaining at June 30, 2022. See Note 4. Loans, Net and Allowance for Credit Losses on Loans for more details on the Company's loan portfolio.

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

(dollars in thousands)	June 30, 2022	December 31, 2021
Nonaccrual loans
Commercial	$40,873	$36,802
Commercial real estate	25,504	15,218
Commercial construction, land and land development	19	23
Residential real estate	1,379	1,592
Consumer	11	38
Total nonaccrual loans (1)	67,786	53,673
Total loans delinquent 90 days or more and still accruing	501	1,790
Total troubled debt restructurings, not included in nonaccrual loans	1,604	1,875
Total nonperforming loans	69,891	57,338
Total other real estate owned and other repossessed assets	13,014	114
Total nonperforming assets	$82,905	$57,452

Total allowance for credit losses on loans	$144,170	$148,706
Total loans held for investment (2)	$12,979,938	$11,650,598
Total assets	$18,107,093	$18,732,648

Credit Ratios
Ratio of nonperforming loans to total loans held for investment	0.54%	0.49%
Ratio of nonperforming assets to total assets	0.46	0.31
Ratio of nonaccrual loans to total loans held for investment	0.52	0.46
Ratio of allowance for credit losses on loans to total loans held for investment	1.11	1.28
Ratio of allowance for credit losses on loans to nonaccrual loans	212.68	277.06
Ratio of allowance for credit losses on loans to total nonperforming loans	206.28	259.35
____________
(1)     Nonaccrual loans include troubled debt restructurings of $1.0 million as of June 30, 2022 and December 31, 2021, respectively.
(2)    Excluding mortgage warehouse purchase loans of $538.2 million and $788.8 million as of June 30, 2022 and December 31, 2021, respectively.
Nonaccrual loans increased to $67.8 million as of June 30, 2022 from $53.7 million as of December 31, 2021. The increase in nonaccrual loans was primarily due to the addition of a commercial real estate loan relationship totaling $12.5 million.

Other real estate owned and other repossessed assets increased from $114 thousand as of December 31, 2021 to $13.0 million as of June 30, 2022 due to a commercial real estate foreclosure of $12.9 million during the second quarter of 2022.
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
Analysis of the Allowance for Credit Losses - Loans
The following table sets forth the allowance for credit losses by category of loans:

	June 30, 2022		December 31, 2021
(dollars in thousands)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Commercial loans	$53,303	15.9%	$49,747	15.9%
Mortgage warehouse purchase loans	—	4.0	—	6.3
Real estate:
Commercial real estate	53,846	54.7	65,110	53.1
Construction, land and land development	24,186	9.5	23,861	9.5
Residential real estate	3,114	11.0	2,192	10.7
Single-family interim construction	9,225	3.4	7,222	3.0
Agricultural	105	0.9	106	0.8
Consumer	391	0.6	468	0.7
Total allowance for credit losses	$144,170	100.0%	$148,706	100.0%
____________
(1)    Represents the percentage of the Company’s total loans included in each loan category.
As of June 30, 2022, the allowance for credit losses on loans amounted to $144.2 million, or 1.11%, of total loans held for investment, excluding mortgage warehouse purchase loans, compared with $148.7 million, or 1.28%, as of December 31, 2021. The dollar and percentage decrease during 2022 is primarily due to diminished COVID 19 pandemic uncertainty offset by the impact of loan growth and a declining macroeconomic outlook due to recessionary variables inherent within the Moody's forecast utilized by the Company.
The allowance for credit losses on loans as a percentage of nonperforming loans decreased from 259.35% at December 31, 2021, to 206.28% at June 30, 2022, due primarily to the increase in nonperforming loans. As of June 30, 2022, the Company had specific credit loss allocations of $14.3 million on individually evaluated loans totaling $64.5 million, compared with specific credit loss allocations of $18.1 million on individually evaluated loans totaling $64.9 million as of December 31, 2021. The decrease in specific credit loss allocations was due primarily to a $3.7 million decrease in credit loss on an energy credit during the second quarter due to an updated valuation of collateral.
Refer to Note 4 - Loans, Net and Allowance for Credit Losses on Loans, in the notes to the consolidated financial statements included elsewhere in this report for additional details of the allowance for credit losses on loans.

Additional information related to net charge-offs (recoveries) by loan type is presented in the table below for the six months ended June 30, 2022 and 2021:.

	Net Charge-offs (Recoveries)	Average Loans	Ratio of Annualized Net Charge-offs (Recoveries) to Average Loans
June 30, 2022
Commercial	$96	$2,024,923	0.01%
Mortgage warehouse	—	505,528	—
Real estate:
Commercial	2,972	6,915,357	0.09
Commercial construction, land and land development	—	1,218,532	—
Residential	6	1,392,110	—
Single family interim construction	—	409,504	—
Agricultural	—	111,946	—
Consumer	10	80,641	0.03
Total	$3,084	$12,658,541	0.05%

June 30, 2021
Commercial	$3,733	$2,393,570	0.31%
Mortgage warehouse	—	999,988	—
Real estate:
Commercial	375	6,211,913	0.01
Commercial construction, land and land development	126	1,208,902	0.02
Residential	—	1,383,759	—
Single family interim construction	—	327,122	—
Agricultural	—	79,487	—
Consumer	90	74,851	0.24
Total	$4,324	$12,679,592	0.07%

For the six months ended June 30, 2022, net charge-offs totaled $3.1 million, which is 0.05% (annualized) of the Company's average loans outstanding during the period, compared to net charge-offs of $4.3 million, or 0.07% (annualized) of average loans for the six months ended June 30, 2021. The majority of the 2022 charge-offs is due to a $2.4 million charge-off recorded at the foreclosure of a commercial real estate property. Most of the 2021 charge-offs are concentrated in the commercial loan type, including two large charge-offs totaling $2.5 million.
Allowance for Credit Losses - Off-Balance Sheet Credit Exposures
The allowance for credit losses on off-balance sheet credit exposures is calculated under the CECL model, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. Off-balance sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed in Note 5. Off-Balance Sheet Arrangements, Commitments and Contingencies. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur based on historical utilization rates. At both June 30, 2022 and December 31, 2021, the allowance for credit losses on off-balance sheet credit exposures was $4.7 million.

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
The fair value of the Company's available for sale securities decreased $160.6 million, or 8.0%, to $1.8 billion at June 30, 2022 from $2.0 billion at December 31, 2021. The amortized cost of held to maturity securities was $208.0 million as of June 30, 2022. There were no securities held to maturity as of December 31, 2021. During the six months ended June 30, 2022, the Company reclassified, at fair value, a portion of their available for sale obligations of state and municipal subdivisions to the held to maturity category, primarily to limit future volatility in equity due to potential increases in interest rates.
Total securities represented 11.3% and 10.7% of the Company’s total assets at June 30, 2022 and December 31, 2021, respectively. The increase in total securities is due to the deployment of the Company's excess liquidity into higher yielding assets to contribute to the Company's earnings.
There were no gains or losses on the sale of securities for the three and six month ended June 30, 2022 and June 30, 2021.
Certain investment securities are valued at less than their amortized cost. At June 30, 2022, the Company's review of all securities at an unrealized loss position determined that the losses resulted from factors not related to credit quality. As such, there is no allowance for credit losses on available for sale or held to maturity securities recognized as of June 30, 2022. Refer to Note 3. Securities for more information on the Company's analysis of credit losses on securities available for sale and held to maturity.
Liabilities
The Company’s total liabilities decreased $413.2 million, or 2.6%, to $15.7 billion at June 30, 2022 from $16.2 billion at December 31, 2021 due primarily to a decrease in the Company's deposits. Total deposits decreased $490.0 million, or 3.2%, to $15.1 billion at June 30, 2022 from $15.6 billion at December 31, 2021. The decrease was primarily due to the Company’s reduction of specialty treasury products and brokered deposits in the first quarter of the year in response to anticipated Federal Reserve interest rate increases.
Capital Resources and Liquidity Management
Capital Resources
Total stockholders' equity was $2.4 billion at June 30, 2022, a decrease of approximately $212.3 million from December 31, 2021. The net decrease was a result of a decrease of $170.8 million in other comprehensive income (loss), common stock repurchased of $118.1 million and dividends paid of $32.3 million, offset by net income of $103.1 million earned by the Company during the six months ended June 30, 2022 and stock based compensation of $5.8 million.
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

Stock Repurchase Program. From time to time, the Company's board of directors has authorized stock repurchase programs which allow the Company to purchase its common stock generally over a one-year period at various prices in the open market or in privately negotiated transactions. In December 2021, the Company's board established the 2022 Stock Repurchase Plan, which provides for the repurchase of up to $160.0 million of common stock through December 31, 2022. During the six months ended June 30, 2022, the Company repurchased 1,651,236 shares at a total cost of $116.0 million, respectively. There were no shares repurchased by the Company during the six months ended June 30, 2021. From the period ending June 30, 2022 through July 25, 2022, no additional shares have been repurchased under the 2022 Plan. See Part II, Item 2 - Unregistered Sales of Equity and Use of Proceeds, in this report for additional information.
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

In addition to the liquidity provided by the sources described above, the Company maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of June 30, 2022, the Company had established federal funds lines of credit with 11 unaffiliated banks totaling $400.0 million with no borrowings against the lines at that time. The Company also participates in an exchange that provides direct overnight borrowings with other financial institutions with a borrowing capacity of $814.0 million with none outstanding as of June 30, 2022. The Company has an unsecured line of credit totaling $100.0 million with an unrelated commercial bank with $68.0 million borrowings against the line as of June 30, 2022. The outstanding balance on the line of credit was due to short term needs at the holding company for the Company stock repurchases made under the 2022 Stock Repurchase Plan, as discussed above. As of July 25, 2022, there were no outstanding borrowings on the line of credit. Based on the values of stock, securities, and loans pledged as collateral, as of June 30, 2022, the Company had additional borrowing capacity with the FHLB of $4.2 billion. In addition, the Company maintains a secured line of credit with the Federal Reserve Bank with availability to borrow $1.0 billion at June 30, 2022.
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
Phase 2 of the corporate headquarters is nearing final completion and some departments have begun occupying space in the facility. The approximately 198,000 square-foot, six story facility is estimated to cost approximately $75.0 million. At June 30, 2022, the project's estimated remaining costs were approximately $14.6 million.
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

Allowance For Credit Losses. Management considers policies related to the allowance for credit losses on financial instruments for loans and off-balance sheet credit exposures to be critical to the financial statements. The Company's policies for the allowance for credit losses are accounted for under ASC 326, Financial Instruments - Credit Losses. In accordance with ASC 326, the allowance for credit losses on loans is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans are charged against the allowance for credit losses when management believes that collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance is increased (decreased) by provisions (or reversals of) reported in the income statement as a component of provisions for credit loss. Under the new guidance, the allowance for credit losses on off-balance sheet credit exposures is a liability account representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit.
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
The Company's interest rate risk model indicated that it was in an asset sensitive position in terms of interest rate sensitivity as of June 30, 2022. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income based on the interest rate risk model as of June 30, 2022:

Hypothetical Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
200	7.79%
100	4.12
(100)	(4.49)
The Company's model indicates that its projected balance sheet at June 30, 2022 is less asset sensitive in comparison to its balance sheet as of December 31, 2021. The shift to a less asset sensitive position was primarily due to the deployment of interest bearing cash deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) to fixed rate loans during the second quarter 2022. Interest-bearing deposits are more immediately impacted by changes in interest rates in comparison to our other categories of earning assets.

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
On May 1, 2015, the plaintiffs filed a motion requesting permission to file a Second Amended Class Action Complaint in this case, which motion was subsequently granted. The Second Amended Class Action Complaint presents previously unasserted claims, including aiding and abetting or participation in a fraudulent scheme based upon the large amount of deposits that the Stanford Entities held at BOH and the alleged knowledge of certain BOH officers. The plaintiffs seek recovery from the Bank and other defendants for their losses. The case has been inactive due to a Court-ordered discovery stay issued March 2, 2015 pending the Court’s ruling on plaintiff’s motion for class certificate and designation of class representatives and counsel. On November 7, 2017, the Court issued an order denying the plaintiff’s motion. In addition, the Court lifted the previously ordered discovery stay. On January 11, 2018, the Court entered a scheduling order providing that the case be ready for trial on January 27, 2020. Due to agreed upon extensions of discovery on July 25, 2019, the Court amended the scheduling order to provide that the case be ready for trial on January 11, 2021. In light of additional agreed upon extensions of discovery deadlines, the Court entered a new scheduling order on March 9, 2020, which provided that the case be ready for trial March 15, 2021. In light of delays in discovery associated with the COVID-19 pandemic, the parties agreed to amend the scheduling order with new ready for trial date of May 6, 2021. The Defendants have filed a motion to remand the case. The Bank also filed its motion for summary judgment on February 12, 2021. On the same day, the Bank also joined in on an omnibus motion for summary judgment based on procedural issues common to all Defendants. On March 19, 2021, the Plaintiffs filed a notice of abandonment of five of the seven causes of action against the Bank. On March 11, 2021, the Defendants filed a motion to amend the scheduling order, which was granted, effectively vacating the May 6, 2021 trial date, with a new trial date to be determined upon remand. On January 20, 2022 the Court issued an opinion and order denying the motion for summary judgment by the Bank and the other defendants. On the same date, the Court issued a suggestion of remand of the case to the Southern District of Texas. As of March 11, 2022, the case has been officially remanded to the Southern District of Texas. A trial date has been set for February 27, 2023. The Company has experienced an increase in legal fees associated with the defense of this claim and expects to continue to incur significant legal fees in connection with this matter for the foreseeable future.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share Repurchase Program. From time to time, the Company's Board of Directors has authorized stock repurchase programs, which allow the Company to purchase its common stock in the open market or in privately negotiated transactions. In general, the share repurchase program allows the Company to proactively manage its capital position and return excess capital to shareholders. In December 2021, the Company's Board established the 2022 Stock Repurchase Plan, which provides for the repurchase of up to $160.0 million of common stock through December 31, 2022. Under this program, the Company repurchased 1,651,236 shares at a total cost of $116.0 million during the six months ended June 30, 2022.
The following table summarizes the Company's repurchase activity during the three months ended June 30, 2022:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (thousands)
Total first quarter 2022	37,575	$74.20	11,444	$159,187
April 2022	728,181	70.51	726,331	107,973
May 2022	807,780	69.82	807,780	51,574
June 2022	106,175	70.88	105,681	44,083
Total second quarter 2022	1,642,136	70.20	1,639,792	44,083
Total 2022 year-to-date	1,679,711	$70.29	1,651,236	$44,083
____________
(1) Includes 28,475 shares purchased to settle employee tax withholding related to vesting of restricted stock awards. These transactions are not considered part of the Company's repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit 4.1(a)*	Adoption Agreement for Independent Financial 401(k) Profit Sharing Plan

Exhibit 4.1(b)*	Independent Financial 401(k) Profit Sharing Plan Document

Exhibit 10.1	2022 Equity Incentive Plan (incorporated herein by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed with the SEC on May 27, 2022)

Exhibit 10.2	Employee Time-Based Restricted Stock Agreement (incorporated herein by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 filed with the SEC on May 27, 2022)

Exhibit 10.3
Executive Leadership Team Time-Based Restricted Stock Agreement (incorporated herein by reference to Exhibit 99.3 to the Company's Registration Statement on Form S-8 filed with the SEC on May 27, 2022)

Exhibit 10.4
Executive Leadership Team Performance Restricted Stock Unit Agreement (incorporated herein by reference to Exhibit 99.4 to the Company's Registration Statement on Form S-8 filed with the SEC on May 27, 2022)

Exhibit 10.5	Director Time-Based Restricted Stock Agreement (incorporated herein by reference to Exhibit 99.5 to the Company's Registration Statement on Form S-8 filed with the SEC on May 27, 2022)

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 101.INS *	XBRL Instance Document-the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH *	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 is formatted as Inline XBRL and contained within Inline XBRL Instance Document in Exhibit 101.

*	Filed herewith.

**	Furnished herewith (such certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Independent Bank Group, Inc.

Date:	July 26, 2022	By: /s/ David R. Brooks

David R. Brooks
Chairman and Chief Executive Officer

Date:	July 26, 2022	By: /s/ Michelle S. Hickox

Michelle S. Hickox
Executive Vice President
Chief Financial Officer