Form 10-Q
period 2022-09-30
Independent Bank Group, Inc.
filed 2022-10-25
CIK 1564618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2022.
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
Common Stock, Par Value $0.01 Per Share – 41,196,213 shares as of October 21, 2022.

INDEPENDENT BANK GROUP, INC. AND SUBSIDIARIES
Form 10-Q
September 30, 2022

***

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Independent Bank Group, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2022 (unaudited) and December 31, 2021
(Dollars in thousands, except share information)

	September 30,	December 31,
Assets	2022	2021
Cash and due from banks	$145,036	$243,926
Interest-bearing deposits in other banks	371,123	2,364,518
Cash and cash equivalents	516,159	2,608,444
Certificates of deposit held in other banks	744	3,245
Securities available for sale, at fair value	1,730,163	2,006,727
Securities held to maturity, net of allowance for credit losses of $0 and $0, respectively	207,516	—
Loans held for sale (includes $17,248 and $28,249 carried at fair value, respectively)	21,973	32,124
Loans, net of allowance for credit losses of $146,395 and $148,706, respectively	13,548,406	12,290,740
Premises and equipment, net	343,004	308,023
Other real estate owned	23,900	—
Federal Home Loan Bank (FHLB) of Dallas stock and other restricted stock	19,361	21,573
Bank-owned life insurance (BOLI)	239,064	235,637
Deferred tax asset	82,018	26,178
Goodwill	994,021	994,021
Other intangible assets, net	66,110	75,490
Other assets	152,054	130,446
Total assets	$17,944,493	$18,732,648

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$5,107,001	$5,066,588
Interest-bearing	9,854,007	10,487,320
Total deposits	14,961,008	15,553,908
FHLB advances	200,000	150,000
Other borrowings	266,892	283,371
Junior subordinated debentures	54,370	54,221
Other liabilities	107,883	114,498
Total liabilities	15,590,153	16,155,998
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock (0 and 0 shares outstanding, respectively)	—	—
Common stock (41,165,006 and 42,756,234 shares outstanding, respectively)	412	428
Additional paid-in capital	1,955,096	1,945,497
Retained earnings	613,889	625,484
Accumulated other comprehensive (loss) income	(215,057)	5,241
Total stockholders’ equity	2,354,340	2,576,650
Total liabilities and stockholders’ equity	$17,944,493	$18,732,648
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Income
Three and Nine Months Ended September 30, 2022 and 2021 (unaudited)
(Dollars in thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income:
Interest and fees on loans	$160,160	$134,540	$427,765	$412,312
Interest on taxable securities	8,306	6,059	24,908	16,068
Interest on nontaxable securities	2,655	2,077	7,729	6,207
Interest on interest-bearing deposits and other	2,566	1,356	4,846	3,021
Total interest income	173,687	144,032	465,248	437,608
Interest expense:
Interest on deposits	21,586	10,847	35,306	35,341
Interest on FHLB advances	443	463	786	1,533
Interest on other borrowings	3,635	3,640	10,986	11,743
Interest on junior subordinated debentures	749	437	1,749	1,320
Total interest expense	26,413	15,387	48,827	49,937
Net interest income	147,274	128,645	416,421	387,671
Provision for credit losses	3,100	—	1,657	(9,000)
Net interest income after provision for credit losses	144,174	128,645	414,764	396,671
Noninterest income:
Service charges on deposit accounts	3,194	2,619	8,996	7,130
Investment management fees	2,156	2,210	6,998	6,339
Mortgage banking revenue	2,179	5,982	7,695	18,714
Mortgage warehouse purchase program fees	596	1,714	2,285	5,413
(Loss) gain on sale of loans	—	—	(1,501)	26
Gain on sale of other real estate	—	63	—	63
Loss on sale and disposal of premises and equipment	(101)	(41)	(310)	(61)
Increase in cash surrender value of BOLI	1,350	1,282	3,987	3,841
Other	4,103	3,067	12,089	9,966
Total noninterest income	13,477	16,896	40,239	51,431
Noninterest expense:
Salaries and employee benefits	54,152	46,572	154,837	134,068
Occupancy	11,493	10,258	31,526	30,716
Communications and technology	6,545	5,479	18,276	16,596
FDIC assessment	1,749	1,327	4,831	4,499
Advertising and public relations	424	266	1,583	880
Other real estate owned expenses, net	133	(8)	199	4
Amortization of other intangible assets	3,117	3,145	9,380	9,435
Professional fees	3,457	4,546	10,990	11,972
Other	10,663	8,987	28,493	25,528
Total noninterest expense	91,733	80,572	260,115	233,698
Income before taxes	65,918	64,969	194,888	214,404
Income tax expense	13,481	12,629	39,351	43,841
Net income	$52,437	$52,340	$155,537	$170,563
Basic earnings per share	$1.27	$1.22	$3.71	$3.95
Diluted earnings per share	$1.27	$1.21	$3.71	$3.95
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2022 and 2021 (unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$52,437	$52,340	$155,537	$170,563
Other comprehensive loss before tax:
Unrealized (losses) gains on securities:
Unrealized (losses) gains arising during the period, excluding the change attributable to available for sale securities reclassified to held to maturity	(58,857)	330	(267,832)	(17,558)
Tax effect	(12,360)	73	(56,245)	(3,687)
Unrealized (losses) gains arising during the period, net of tax, excluding the change attributable to available for sale securities reclassified to held to maturity	(46,497)	257	(211,587)	(13,871)
Change in net unamortized gains on available for sale securities reclassified into held to maturity securities	(6)	—	(16)	—
Tax effect	(1)	—	(3)	—
Change in net unamortized gains on available for sale securities reclassified into held to maturity securities, net of tax	(5)	—	(13)	—
Change in unrealized (losses) gains on securities, net of tax	(46,502)	257	(211,600)	(13,871)

Unrealized (losses) gains on derivative financial instruments:
Unrealized holding (losses) gains arising during the period	(4,068)	(127)	(11,088)	418
Tax effect	(854)	(28)	(2,328)	88
Unrealized (losses) gains arising during the period, net of tax	(3,214)	(99)	(8,760)	330
Reclassification of amount of losses (gains) recognized into income	321	(221)	78	(378)
Tax effect	67	(49)	16	(80)
Reclassification of amount of losses (gains) recognized into income, net of tax	254	(172)	62	(298)
Change in unrealized (losses) gains on derivative financial instruments	(2,960)	(271)	(8,698)	32
Other comprehensive loss, net of tax	(49,462)	(14)	(220,298)	(13,839)
Comprehensive income (loss)	$2,975	$52,326	$(64,761)	$156,724
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended September 30, 2022 and 2021 (unaudited)
(Dollars in thousands, except for par value, share and per share information)

	Preferred Stock $0.01 Par	Common Stock $0.01 Par Value		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Value 10 million shares authorized	100 million shares authorized
		Shares	Amount
Three Months Ended
Balance, June 30, 2022	$—	41,156,261	$412	$1,951,317	$578,201	$(165,595)	$2,364,335
Net income	—	—	—	—	52,437	—	52,437
Other comprehensive loss, net of tax	—	—	—	—	—	(49,462)	(49,462)
Common stock repurchased	—	(15,311)	—	—	(1,054)	—	(1,054)
Restricted stock forfeited	—	(2,755)	—	—	—	—	—
Restricted stock granted	—	26,811	—	—	—	—	—
Stock based compensation expense	—	—	—	3,779	—	—	3,779
Cash dividends ($0.38 per share)	—	—	—	—	(15,695)	—	(15,695)
Balance, September 30, 2022	$—	41,165,006	$412	$1,955,096	$613,889	$(215,057)	$2,354,340

Three Months Ended
Balance, June 30, 2021	$—	43,180,607	$432	$1,940,360	$579,585	$22,508	$2,542,885
Net income	—	—	—	—	52,340	—	52,340
Other comprehensive loss, net of tax	—	—	—	—	—	(14)	(14)
Common stock repurchased	—	(232,069)	(3)	—	(16,253)	—	(16,256)
Restricted stock forfeited	—	(12,495)	—	—	—	—	—
Restricted stock granted	—	5,672	—	—	—	—	—
Stock based compensation expense	—	—	—	2,423	—	—	2,423
Cash dividends ($0.34 per share)	—	—	—	—	(14,685)	—	(14,685)
Balance, September 30, 2021	$—	42,941,715	$429	$1,942,783	$600,987	$22,494	$2,566,693

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Continued)
Nine Months Ended September 30, 2022 and 2021 (unaudited)
(Dollars in thousands, except for par value, share and per share information)

	Preferred Stock $0.01 Par	Common Stock $0.01 Par Value		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Value 10 million shares authorized	100 million shares authorized
		Shares	Amount
Nine Months Ended
Balance, December 31, 2021	$—	42,756,234	$428	$1,945,497	$625,484	$5,241	$2,576,650
Net income	—	—	—	—	155,537	—	155,537
Other comprehensive loss, net of tax	—	—	—	—	—	(220,298)	(220,298)
Common stock repurchased	—	(1,695,022)	(17)	—	(119,148)	—	(119,165)
Restricted stock forfeited	—	(7,301)	—	—	—	—	—
Restricted stock granted	—	111,095	1	(1)	—	—	—
Stock based compensation expense	—	—	—	9,600	—	—	9,600
Cash dividends ($1.14 per share)	—	—	—	—	(47,984)	—	(47,984)
Balance, September 30, 2022	$—	41,165,006	$412	$1,955,096	$613,889	$(215,057)	$2,354,340

Nine Months Ended
Balance, December 31, 2020	$—	43,137,104	$431	$1,934,807	$543,800	$36,333	$2,515,371
Cumulative effect of change in accounting principles (1)	—	—	—	—	(53,880)	—	(53,880)
Adjusted beginning balance	—	43,137,104	431	1,934,807	489,920	36,333	2,461,491
Net income	—	—	—	—	170,563	—	170,563
Other comprehensive loss, net of tax	—	—	—	—	—	(13,839)	(13,839)
Common stock repurchased	—	(257,280)	(3)	—	(17,918)	—	(17,921)
Restricted stock forfeited	—	(34,822)	—	—	—	—	—
Restricted stock granted	—	96,713	1	(1)	—	—	—
Stock based compensation expense	—	—	—	7,977	—	—	7,977
Cash dividends ($0.96 per share)	—	—	—	—	(41,578)	—	(41,578)
Balance, September 30, 2021	$—	42,941,715	$429	$1,942,783	$600,987	$22,494	$2,566,693
____________
(1) ASU 2016-13 was adopted by the Company on January 1, 2021.
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2022 and 2021 (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$155,537	$170,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	10,674	9,273
Accretion income recognized on loans	(8,825)	(15,499)
Amortization of other intangibles assets	9,380	9,435
Amortization of premium on securities, net	5,467	3,507
Amortization of discount and origination costs on borrowings	670	670
Stock based compensation expense	9,600	7,977
Excess tax benefit on restricted stock vested	(673)	(647)
FHLB stock dividends	(125)	(96)
Loss on sale and disposal of premises and equipment	310	61
Loss (gain) on sale of loans	1,501	(26)
Gain on sale of other real estate owned	—	(63)
Impairment of other assets	1,156	124
Deferred tax expense	2,720	4,393
Provision for credit losses	1,657	(9,000)
Increase in cash surrender value of BOLI	(3,987)	(3,841)
Excess benefit claim on BOLI	(784)	—
Net gain on mortgage loans held for sale	(3,480)	(17,379)
Originations of loans held for sale	(237,105)	(533,001)
Proceeds from sale of loans held for sale	250,736	601,556
Net change in other assets	(19,050)	6,960
Net change in other liabilities	(26,751)	(25,255)
Net cash provided by operating activities	148,628	209,712
Cash flows from investing activities:
Investment securities available for sale:
Proceeds from maturities, calls and paydowns	7,167,979	7,336,371
Proceeds from sales	—	181
Purchases	(7,281,181)	(7,959,831)
Investment securities held to maturity:
Purchases	(91,065)	—
Proceeds from maturities of certificates of deposit held in other banks	2,501	1,237
Proceeds from benefit claim of BOLI	1,344	—
Purchase of bank owned life insurance contracts	—	(10,000)
Purchases of FHLB stock and other restricted stock	(830)	(1,190)
Proceeds from redemptions of FHLB stock and other restricted stock	3,167	50
Proceeds from sale of loans	19,333	1,519
Net loans originated held for investment	(1,669,267)	204,066
Originations of mortgage warehouse purchase loans	(11,284,831)	(23,417,476)
Proceeds from pay-offs of mortgage warehouse purchase loans	11,664,635	23,893,473
Additions to premises and equipment	(45,969)	(22,744)
Proceeds from sale of premises and equipment	174	21
Proceeds from sale of other real estate owned	—	538
Net cash (used in) provided by investing activities	(1,514,010)	26,215

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
Nine Months Ended September 30, 2022 and 2021 (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2022	2021

Cash flows from financing activities:
Net (decrease) increase in demand deposits, money market and savings accounts	(608,272)	1,338,220
Net increase (decrease) in time deposits	15,372	(212,965)
Proceeds from FHLB advances	275,000	—
Repayments of FHLB advances	(225,000)	(25,000)
Proceeds from other borrowings	111,000	58,000
Repayments of other borrowings	(128,000)	(89,000)
Repurchase of common stock	(119,165)	(17,921)
Dividends paid	(47,838)	(41,422)
Net cash (used in) provided by financing activities	(726,903)	1,009,912
Net change in cash and cash equivalents	(2,092,285)	1,245,839
Cash and cash equivalents at beginning of period	2,608,444	1,813,987
Cash and cash equivalents at end of period	$516,159	$3,059,826
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Earnings per share: Basic earnings per common share is calculated as net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. The unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under participating nonvested restricted stock awards as well as performance stock units (PSUs). The participating nonvested restricted stock awards were not included in dilutive shares as they were anti-dilutive for the three and nine months ended September 30, 2022 and 2021. Proceeds from the assumed exercise of dilutive participating nonvested restricted stock awards and PSUs are assumed to be used to repurchase common stock at the average market price.
The following table presents a reconciliation of net income available to common shareholders and the number of shares used in the calculation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic earnings per share:
Net income	$52,437	$52,340	$155,537	$170,563
Less:
Undistributed earnings allocated to participating securities	277	324	843	1,246
Dividends paid on participating securities	118	126	374	399
Net income available to common shareholders	$52,042	$51,890	$154,320	$168,918
Weighted average basic shares outstanding	40,856,786	42,674,563	41,557,304	42,720,519
Basic earnings per share	$1.27	$1.22	$3.71	$3.95
Diluted earnings per share:
Net income available to common shareholders	$52,042	$51,890	$154,320	$168,918
Total weighted average basic shares outstanding	40,856,786	42,674,563	41,557,304	42,720,519
Add dilutive performance stock units	86,404	59,392	80,521	56,286
Total weighted average diluted shares outstanding	40,943,190	42,733,955	41,637,825	42,776,805
Diluted earnings per share	$1.27	$1.21	$3.71	$3.95
Anti-dilutive participating securities	100,019	155,036	125,664	182,225

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

	Nine Months Ended September 30,
	2022	2021
Cash transactions:
Interest expense paid	$50,154	$54,209
Income taxes paid	$33,638	$44,833
Noncash transactions:
Deferred dividend equivalents	$146	$156
Transfer of loans to other real estate owned	$23,900	$—
Transfer of securities available for sale to held to maturity	$117,583	$—
Securities purchased, not yet settled	$—	$25,667
Right-of-use assets obtained in exchange for lease liabilities	$4,011	$4,371
Loans purchased, not yet settled	$5,898	$32,902

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Note 3. Securities
Securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at September 30, 2022 and December 31, 2021 are as follows:

	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
September 30, 2022
U.S. treasuries	$260,046	$—	$(21,112)	$238,934
Government agency securities	471,058	—	(82,310)	388,748
Obligations of state and municipal subdivisions	271,057	79	(16,937)	254,199
Corporate bonds	46,999	—	(4,784)	42,215
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	940,976	8	(135,867)	805,117
Other securities	950	—	—	950
	$1,991,086	$87	$(261,010)	$1,730,163

December 31, 2021
U.S. treasuries	$174,950	$724	$(678)	$174,996
Government agency securities	453,402	1,221	(9,948)	444,675
Obligations of state and municipal subdivisions	418,554	15,440	(1,234)	432,760
Corporate bonds	33,994	862	(60)	34,796
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	917,942	10,757	(10,149)	918,550
Other securities	950	—	—	950
	$1,999,792	$29,004	$(22,069)	$2,006,727

Securities Held to Maturity
September 30, 2022
Obligations of state and municipal subdivisions	$207,516	$—	$(51,007)	$156,509
____________
(1) Excludes accrued interest receivable of $7,061 on available for sale and $1,247 on held to maturity securities at September 30, 2022 and $8,581 on available for sale securities at December 31, 2021 that is recorded in other assets on the accompanying consolidated balance sheets.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The amortized cost and estimated fair value of securities at September 30, 2022, by contractual maturity, are shown below. Maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2022
	Available for Sale		Held to Maturity
	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Due in one year or less	$47,139	$46,752	$—	$—
Due from one year to five years	330,712	309,920	—	—
Due from five to ten years	442,440	379,802	—	—
Thereafter	229,819	188,572	207,516	156,509
	1,050,110	925,046	207,516	156,509
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	940,976	805,117	—	—
	$1,991,086	$1,730,163	$207,516	$156,509
____________
(1) Excludes accrued interest receivable of $7,061 on available for sale and $1,247 on held to maturity securities at September 30, 2022 that is recorded in other assets on the accompanying consolidated balance sheets.
Securities with a carrying amount of approximately $1,042,361 and $997,416 at September 30, 2022 and December 31, 2021, respectively, were pledged primarily to secure deposits.
There were no sales of securities during the three and nine months ended September 30, 2022. Proceeds from sale of securities available for sale and gross gains and gross losses for the three and nine months ended September 30, 2021 were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Proceeds from sale	$—	$181
Gross gains	$—	$—
Gross losses	$—	$—

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The number of securities, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2022 and December 31, 2021, are summarized as follows:

	Less Than 12 Months			Greater Than 12 Months			Total
Description of Securities	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Securities Available for Sale
September 30, 2022
U.S. treasuries	33	$216,899	$(17,267)	3	$22,035	$(3,845)	$238,934	$(21,112)
Government agency securities	16	74,293	(8,696)	60	314,455	(73,614)	388,748	(82,310)
Obligations of state and municipal subdivisions	351	225,040	(14,415)	4	7,485	(2,522)	232,525	(16,937)
Corporate bonds	9	26,324	(4,176)	1	6,392	(608)	32,716	(4,784)
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	266	446,220	(56,666)	91	358,374	(79,201)	804,594	(135,867)
	675	$988,776	$(101,220)	159	$708,741	$(159,790)	$1,697,517	$(261,010)
December 31, 2021
U.S. treasuries	22	$144,172	$(678)	—	$—	$—	$144,172	$(678)
Government agency securities	38	258,334	(4,622)	22	119,963	(5,326)	378,297	(9,948)
Obligations of state and municipal subdivisions	14	47,200	(988)	2	3,555	(246)	50,755	(1,234)
Corporate bonds	3	13,440	(60)	—	—	—	13,440	(60)
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	115	621,717	(8,471)	11	44,620	(1,678)	666,337	(10,149)
	192	$1,084,863	$(14,819)	35	$168,138	$(7,250)	$1,253,001	$(22,069)

Securities Held to Maturity
September 30, 2022
Obligations of state and municipal subdivisions	31	$127,585	$(39,297)	12	$28,924	$(11,710)	$156,509	$(51,007)
The Company's securities classified as available for sale and held to maturity are evaluated for expected credit losses by applying the appropriate expected credit losses methodology in accordance with ASC Topic 326, "Financial Instruments - Credit Losses." At September 30, 2022, management's review of all securities at an unrealized loss position determined that the losses resulted from factors not related to credit quality. This conclusion is based on management's analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors for each security type in our portfolio.
The unrealized losses on available for sale securities are generally due to increases in market interest rates. Furthermore, the Company has the intent to hold the available for sale securities until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their cost basis. As such, there is no allowance for credit losses on available for sale securities recognized as of September 30, 2022.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The Company's held to maturity securities include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities. With regard to securities issued by state and municipal subdivisions, management considers issuer bond ratings, historical loss rates for given bond ratings, whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, internal forecasts and whether or not such securities are guaranteed. A significant portion of the Company's held to maturity securities are guaranteed or insured. Furthermore, as of September 30, 2022, there were no past due principal or interest payments associated with these securities. As such, no allowance for credit losses has been recorded on held to maturity securities as of September 30, 2022.

Note 4. Loans, Net and Allowance for Credit Losses on Loans
Loans, net, at September 30, 2022 and December 31, 2021, consisted of the following:

	September 30,	December 31,
	2022	2021
Commercial	$2,171,609	$1,983,886
Mortgage warehouse purchase loans	409,044	788,848
Real estate:
Commercial	7,710,419	6,617,455
Commercial construction, land and land development	1,167,323	1,180,181
Residential	1,532,689	1,300,122
Single-family interim construction	502,535	380,627
Agricultural	121,431	106,512
Consumer	79,751	81,815
Total loans (1)(2)	13,694,801	12,439,446
Allowance for credit losses	(146,395)	(148,706)
Total loans, net (2)	$13,548,406	$12,290,740
____________
(1) Loan class amounts are shown at amortized cost, net of deferred loan fees of $14,192 and $9,406, at September 30, 2022 and December 31, 2021, respectively.
(2) Excludes accrued interest receivable of $41,111 and $41,051 at September 30, 2022 and December 31, 2021, respectively, that is recorded in other assets on the accompanying consolidated balance sheets.
Loans with carrying amounts of $7,350,258 and $6,769,353 at September 30, 2022 and December 31, 2021, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity and Federal Reserve Bank discount window borrowing capacity.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The commercial loan portfolio includes loans made to customers in the energy industry, which is a complex, technical and cyclical industry. Experienced bankers with specialized energy lending experience originate our energy loans. Companies in this industry produce, extract, develop, exploit and explore for oil and natural gas. Loans are primarily collateralized with proven producing oil and gas reserves based on a technical evaluation of these reserves. At September 30, 2022 and December 31, 2021, there were approximately $531,633 and $342,776, of energy related loans outstanding, respectively.
With the passage of the CARES Act Paycheck Protection Program (PPP) in 2020, administered by the Small Business Administration (SBA), the Company participated by originating loans to its customers through the program. PPP loans have terms of two to five years and earn interest at 1%. In return for processing and funding the loans, the SBA paid the lenders a processing fee tiered by the size of the loan. At September 30, 2022 and December 31, 2021, there were approximately $7,029 and $112,128 in PPP loans outstanding included in the commercial loan portfolio, respectively. In addition, the Company has recorded net deferred fees associated with PPP loans of $159 and $2,552 as of September 30, 2022 and December 31, 2021, respectively. Based on published program guidelines, these loans funded through the PPP are fully guaranteed by the U.S. government. Management believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program with any remaining balances, after the forgiveness of any amounts, still fully guaranteed by the SBA.
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
Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. Management monitors the diversification of the portfolio on a quarterly basis by type and geographic location. Management also tracks the level of owner occupied property versus non-owner occupied property. At September 30, 2022, the portfolio consisted of approximately 23% of owner occupied property.
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
Most of the Company’s lending activity occurs within the state of Texas, primarily in the north, central and southeast Texas regions and the state of Colorado, specifically along the Front Range area. As of September 30, 2022, loans in the Colorado region represented about 25% of the total portfolio. A large percentage of the Company’s portfolio consists of commercial and residential real estate loans. As of September 30, 2022 and December 31, 2021, there were no concentrations of loans related to a single industry in excess of 10% of total loans.
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

Management continually evaluates the allowance for credit losses based upon the factors noted above. Should any of the factors considered by management change, the Company’s estimate of credit losses could also change and would affect the level of future provision for credit losses. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged-off. While the calculation of the allowance for credit losses utilizes management’s best judgment and all the information available, the adequacy of the allowance for credit losses is dependent on a variety of factors beyond the Company’s control, including, among other things, the performance of the entire loan portfolio, the economy, changes in interest rates and the view of regulatory authorities towards loan classifications.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Following unprecedented declines caused by the pandemic and volatile energy prices, the Texas economy, specifically in the Company’s lending areas of north, central and southeast Texas, continued at a modest pace in the third quarter of 2022, though job growth was quite robust. The Colorado economy expanded slightly, but expectations for future growth softened. The stronger sectors of the economy of late include energy and loan growth continued to increase, but at a markedly slower pace. Growth in home sales and retail sales remained relatively subdued while manufacturing and service sector activity continued to slow. Drought conditions worsened in the southern U.S. which further hampered agricultural conditions. Wage growth remained highly elevated due to a tight labor market, although worker turnover declined moderately. Supply chain bottlenecks have begun easing and prices were not rising as fast, though inflation is still high. Outlooks were mixed as uncertainty remained elevated among concerns about slowing demand and the risk of a recession stemming from high prices, weakening consumer sentiment, and rising interest rates. The pandemic continues to have an impact on the economies in the Company's lending areas and the timing and magnitude of recovery cannot be predicted. Additionally, Russia's war against Ukraine is causing tremendous human and economic hardship. The implications for the U.S. economy are highly uncertain, but in the near term the invasion and related events have created additional upward pressure on inflation and weigh on economic activity. The risk of loss associated with all segments of the portfolio could increase due to these factors.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The economy and other risk factors are minimized by the Company’s underwriting standards, which include the following principles: 1) financial strength of the borrower including strong earnings, high net worth, significant liquidity and acceptable debt to worth ratio, 2) managerial business competence, 3) ability to repay, 4) loan to value, 5) projected cash flow and 6) guarantor financial statements, as applicable. The following is a summary of the activity in the allowance for credit losses on loans by class for the three and nine months ended September 30, 2022 and 2021:

	Commercial	Commercial Real Estate	Commercial Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Unallocated	Total
Three months ended September 30, 2022
Balance at beginning of period	$53,303	$53,846	$24,186	$3,114	$9,225	$105	$391	$—	$144,170
Provision for credit losses	(2,307)	6,565	(1,921)	(329)	1,471	37	4	—	3,520
Charge-offs	(273)	(1,187)	—	—	—	—	—	—	(1,460)
Recoveries	84	—	—	81	—	—	—	—	165
Balance at end of period	$50,807	$59,224	$22,265	$2,866	$10,696	$142	$395	$—	$146,395

Nine months ended September 30, 2022
Balance at beginning of period	$49,747	$65,110	$23,861	$2,192	$7,222	$106	$468	$—	$148,706
Provision for credit losses	1,345	(1,727)	(1,596)	599	3,474	36	(63)	—	2,068
Charge-offs	(726)	(4,159)	—	(6)	—	—	(10)	—	(4,901)
Recoveries	441	—	—	81	—	—	—	—	522
Balance at end of period	$50,807	$59,224	$22,265	$2,866	$10,696	$142	$395	$—	$146,395

Three months ended September 30, 2021
Balance at beginning of period	$46,957	$67,696	$27,842	$3,638	$8,129	$86	$443	$—	$154,791
Provision for loan losses	2,190	(6,212)	915	(1,293)	(66)	(18)	73	—	(4,411)
Charge-offs	(78)	—	—	—	—	—	(48)	—	(126)
Recoveries	17	—	—	—	—	—	10	—	27
Balance at end of period	$49,086	$61,484	$28,757	$2,345	$8,063	$68	$478	$—	$150,281

Nine months ended September 30, 2021
Balance at beginning of period	$27,311	$36,698	$13,425	$6,786	$2,156	$337	$684	$423	$87,820
Impact of adopting ASC 326	12,775	29,108	22,008	(2,255)	7,179	(178)	(334)	(423)	67,880
Initial allowance on loans purchased with credit deterioration	4,328	7,640	927	140	—	—	—	—	13,035
Provision for credit losses	8,466	(11,587)	(7,477)	(2,326)	(1,272)	(91)	256	—	(14,031)
Charge-offs	(3,832)	(375)	(126)	—	—	—	(173)	—	(4,506)
Recoveries	38	—	—	—	—	—	45	—	83
Balance at end of period	$49,086	$61,484	$28,757	$2,345	$8,063	$68	$478	$—	$150,281
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The following table presents loans at amortized cost that were evaluated for expected credit losses on an individual basis and the related specific credit loss allocations, by loan class as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
Commercial	$36,659	$13,119	$38,911	$15,958
Commercial real estate	14,649	—	24,683	1,553
Commercial construction, land and land development	—	—	1,350	562
Residential real estate	—	—	—	—
Single-family Interim construction	—	—	—	—
Agricultural	—	—	—	—
Consumer	—	—	—	—
	$51,308	$13,119	$64,944	$18,073
Nonperforming loans by loan class at September 30, 2022 and December 31, 2021, at amortized cost, are summarized as follows:

	Commercial	Commercial Real Estate	Commercial Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Total
September 30, 2022
Nonaccrual loans (1)	$37,533	$15,811	$17	$1,301	$—	$—	$9	$54,671
Loans past due 90 days and still accruing	54	—	—	622	189	—	—	865
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	—	1,441	—	63	—	—	—	1,504
	$37,587	$17,252	$17	$1,986	$189	$—	$9	$57,040
December 31, 2021
Nonaccrual loans	$36,802	$15,218	$23	$1,592	$—	$—	$38	$53,673
Loans past due 90 days and still accruing	187	—	—	1,603	—	—	—	1,790
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	—	1,714	—	161	—	—	—	1,875
	$36,989	$16,932	$23	$3,356	$—	$—	$38	$57,338
____________
(1) There are $25 and $18 in loans on nonaccrual without an allowance for credit loss as of September 30, 2022 and December 31, 2021, respectively. Additionally, no interest income was recognized on nonaccrual loans. No significant amounts of accrued interest was reversed during the three and nine months ended September 30, 2022 and 2021.

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
The restructuring of a loan is considered a “troubled debt restructuring” (TDR) if both 1) the borrower is experiencing financial difficulties and 2) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, extending amortization and other actions intended to minimize potential losses. Modifications primarily relate to extending the amortization periods of the loans and interest rate concessions. The modifications during the reported periods did not materially impact the Company’s determination of the allowance for credit losses. The amortized cost basis and recorded investment in troubled debt restructurings, including those on nonaccrual, was $2,465 and $2,918 as of September 30, 2022 and December 31, 2021, respectively.
There were no loans modified under troubled debt restructurings during the three and nine months ended September 30, 2022.
Following is a summary of loans modified under troubled debt restructurings during the three and nine months ended September 30, 2021:

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
At September 30, 2022 and 2021, there were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the three and nine months ended September 30, 2022 and 2021, respectively.
At September 30, 2022 and 2021, the Company had no commitments to lend additional funds to any borrowers with loans whose terms have been modified under troubled debt restructurings.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Under ASC Subtopic 310-40 and federal banking agencies interagency guidance, certain short-term loan modifications made on a good faith basis in response to COVID-19 (as defined by the guidance) are not considered TDRs. Additionally, under section 4013 of the CARES Act, and as amended, banks may elect to suspend the requirement for certain loan modifications to be categorized as a TDR. In response to the COVID-19 pandemic, the Company has implemented prudent modifications allowing for primarily short-term payment deferrals or other payment relief to borrowers with pandemic-related economic hardships, where appropriate, that complies with the above guidance. As such, the Company's TDR loans noted above do not include loans that are modifications to borrowers impacted by COVID-19. As of September 30, 2022, the amount of loans remaining in COVID-19 related deferment was not significant.
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents information regarding the aging of past due loans by loan class as of September 30, 2022 and as of December 31, 2021 (at amortized cost):

	Loans 30-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Loans
September 30, 2022
Commercial	$5,733	$10,743	$16,476	$2,155,133	$2,171,609
Mortgage warehouse	—	—	—	409,044	409,044
Commercial real estate	3,184	2,270	5,454	7,704,965	7,710,419
Commercial construction, land and land development	7	—	7	1,167,316	1,167,323
Residential real estate	2,927	1,028	3,955	1,528,734	1,532,689
Single-family interim construction	—	189	189	502,346	502,535
Agricultural	—	—	—	121,431	121,431
Consumer	1,492	9	1,501	78,250	79,751
	$13,343	$14,239	$27,582	$13,667,219	$13,694,801
December 31, 2021
Commercial	$1,041	$11,056	$12,097	$1,971,789	$1,983,886
Mortgage warehouse	—	—	—	788,848	788,848
Commercial real estate	2,861	11,784	14,645	6,602,810	6,617,455
Commercial construction, land and land development	—	—	—	1,180,181	1,180,181
Residential real estate	3,838	1,913	5,751	1,294,371	1,300,122
Single-family interim construction	1,290	—	1,290	379,337	380,627
Agricultural	16	—	16	106,496	106,512
Consumer	216	9	225	81,590	81,815
	$9,262	$24,762	$34,024	$12,405,422	$12,439,446

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
Management considers the guidance in ASC 310-20 when determining whether a modification, extension or renewal of a loan constitutes a current period origination. Generally, current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. The following summarizes the amortized cost basis of loans by year of origination/renewal and credit quality indicator by class of loan as of September 30, 2022 and December 31, 2021:

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination or Renewal						Revolving Loans
September 30, 2022	2022	2021	2020	2019	2018	Prior			Total
Commercial
Pass	$254,467	$343,448	$154,859	$115,410	$56,752	$166,465	$954,633	$1,057	$2,047,091
Pass/Watch	708	5,377	258	342	1,863	563	16,348	188	25,647
Special Mention	253	—	105	51	—	4,740	12,349	—	17,498
Substandard	1,586	29,916	476	14,404	48	7,184	20,029	—	73,643
Doubtful	—	—	—	—	—	—	7,730	—	7,730
Loss	—	—	—	—	—	—	—	—	—
Total commercial	$257,014	$378,741	$155,698	$130,207	$58,663	$178,952	$1,011,089	$1,245	$2,171,609

Mortgage warehouse
Pass	$409,044	$—	$—	$—	$—	$—	$—	$—	$409,044
Pass/Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$409,044	$—	$—	$—	$—	$—	$—	$—	$409,044

Commercial real estate
Pass	$2,287,276	$2,025,551	$1,063,863	$646,987	$470,897	$725,972	$66,206	$8,329	$7,295,081
Pass/Watch	76,625	19,249	28,520	18,810	59,901	29,216	—	—	232,321
Special Mention	17,235	39,917	—	8,942	7,587	10,647	—	28	84,356
Substandard	3,668	57,357	8,668	75	8,317	20,576	—	—	98,661
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$2,384,804	$2,142,074	$1,101,051	$674,814	$546,702	$786,411	$66,206	$8,357	$7,710,419

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination or Renewal						Revolving Loans
September 30, 2022	2022	2021	2020	2019	2018	Prior			Total
Commercial construction, land and land development
Pass	$396,147	$531,998	$130,286	$33,923	$25,228	$15,325	$10,123	$3,882	$1,146,912
Pass/Watch	8,147	47	9,231	—	—	75	—	—	17,500
Special Mention	2,849	—	—	—	—	—	—	—	2,849
Substandard	28	—	—	17	—	17	—	—	62
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction, land and land development	$407,171	$532,045	$139,517	$33,940	$25,228	$15,417	$10,123	$3,882	$1,167,323

Residential real estate
Pass	$454,253	$368,413	$227,878	$159,412	$83,685	$168,626	$53,374	$248	$1,515,889
Pass/Watch	2,611	943	649	1,452	35	3,244	303	—	9,237
Special Mention	—	—	195	702	228	1,320	125	—	2,570
Substandard	213	910	349	220	53	3,052	196	—	4,993
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total residential real estate	$457,077	$370,266	$229,071	$161,786	$84,001	$176,242	$53,998	$248	$1,532,689

Single-family interim construction
Pass	$270,724	$166,994	$23,512	$—	$259	$—	$24,286	$—	$485,775
Pass/Watch	—	—	—	—	—	16,759	1	—	16,760
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total single-family interim construction	$270,724	$166,994	$23,512	$—	$259	$16,759	$24,287	$—	$502,535

Agricultural
Pass	$48,028	$25,546	$13,896	$3,771	$6,013	$8,980	$10,614	$—	$116,848
Pass/Watch	568	—	526	1,216	23	—	2,230	—	4,563
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	20	—	—	20
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total agricultural	$48,596	$25,546	$14,422	$4,987	$6,036	$9,000	$12,844	$—	$121,431

Consumer
Pass	$6,136	$6,168	$8,683	$1,702	$345	$95	$56,603	$—	$79,732
Pass/Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	5	—	—	—	14	—	—	19
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total consumer	$6,136	$6,173	$8,683	$1,702	$345	$109	$56,603	$—	$79,751

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination or Renewal						Revolving Loans
September 30, 2022	2022	2021	2020	2019	2018	Prior			Total
Total loans
Pass	$4,126,075	$3,468,118	$1,622,977	$961,205	$643,179	$1,085,463	$1,175,839	$13,516	$13,096,372
Pass/Watch	88,659	25,616	39,184	21,820	61,822	49,857	18,882	188	306,028
Special Mention	20,337	39,917	300	9,695	7,815	16,707	12,474	28	107,273
Substandard	5,495	88,188	9,493	14,716	8,418	30,863	20,225	—	177,398
Doubtful	—	—	—	—	—	—	7,730	—	7,730
Loss	—	—	—	—	—	—	—	—	—
Total loans	$4,240,566	$3,621,839	$1,671,954	$1,007,436	$721,234	$1,182,890	$1,235,150	$13,732	$13,694,801

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination						Revolving Loans
December 31, 2021	2021	2020	2019	2018	2017	Prior			Total
Commercial
Pass	$422,810	$183,433	$98,059	$78,357	$81,620	$255,213	$690,242	$5,231	$1,814,965
Pass/Watch	260	3,010	1,019	3,135	11,688	65	18,768	3,319	41,264
Special Mention	1,411	117	8,517	7,244	195	4,571	12,885	—	34,940
Substandard	30,277	605	16,041	94	2,478	18,331	13,006	1,988	82,820
Doubtful	—	—	—	—	—	—	9,897	—	9,897
Total commercial	$454,758	$187,165	$123,636	$88,830	$95,981	$278,180	$744,798	$10,538	$1,983,886

Mortgage warehouse
Pass	$788,848	$—	$—	$—	$—	$—	$—	$—	$788,848
Pass/Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total mortgage warehouse	$788,848	$—	$—	$—	$—	$—	$—	$—	$788,848

Commercial real estate
Pass	$2,181,292	$1,198,508	$830,902	$645,470	$504,126	$626,292	$71,850	$4,320	$6,062,760
Pass/Watch	54,671	18,591	39,045	60,955	30,196	74,762	752	1,319	280,291
Special Mention	56,142	16,770	37,331	29,962	17,649	20,100	—	—	177,954
Substandard	36,263	16,118	1,136	11,901	281	29,686	1,065	—	96,450
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$2,328,368	$1,249,987	$908,414	$748,288	$552,252	$750,840	$73,667	$5,639	$6,617,455

Commercial construction, land and land development
Pass	$618,288	$262,136	$98,007	$85,596	$13,751	$14,939	$18,586	$—	$1,111,303
Pass/Watch	17,899	10,459	6,869	—	—	84	—	—	35,311
Special Mention	3,780	—	—	—	1,909	—	—	—	5,689
Substandard	11,601	—	387	14,489	28	1,373	—	—	27,878
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction, land and land development	$651,568	$272,595	$105,263	$100,085	$15,688	$16,396	$18,586	$—	$1,180,181

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
At September 30, 2022 and December 31, 2021, the approximate amounts of these financial instruments were as follows:

	September 30,	December 31,
	2022	2021
Commitments to extend credit	$3,230,692	$2,770,036
Standby letters of credit	28,325	30,007
	$3,259,017	$2,800,043
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The allowance for credit losses on off-balance sheet commitments was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$4,731	$1,733	$4,722	$—
Impact of ASC 326 adoption	—	—	—	1,113
Provision for off-balance sheet credit exposure	(420)	4,411	(411)	5,031
Balance at end of period	$4,311	$6,144	$4,311	$6,144
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

Note 6. Income Taxes
Income tax expense for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income tax expense for the period	$13,481	$12,629	$39,351	$43,841
Effective tax rate	20.5%	19.4%	20.2%	20.4%
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
Assets and Liabilities Measured on a Recurring Basis
The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of September 30, 2022 and December 31, 2021 by level within the ASC Topic 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2022
Assets:
Investment securities available for sale:
U.S. treasuries	$238,934	$—	$238,934	$—
Government agency securities	388,748	—	388,748	—
Obligations of state and municipal subdivisions	254,199	—	254,199	—
Corporate bonds	42,215	—	42,215	—
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	805,117	—	805,117	—
Other securities	950	—	950	—
Loans held for sale, fair value option elected (1)	17,248	—	17,248	—

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative financial instruments:
Interest rate lock commitments	140	—	140	—
Forward mortgage-backed securities trades	468	—	468	—
Loan customer counterparty	—	—	—	—
Financial institution counterparty	16,064	—	16,064	—
Liabilities:
Derivative financial instruments:
Interest rate swaps - cash flow hedge	12,153	—	12,153	—
Interest rate lock commitments	72	—	72	—
Forward mortgage-backed securities trades	4	—	4	—
Loan customer counterparty	15,787	—	15,787	—
Financial institution counterparty	—	—	—	—

December 31, 2021
Assets:
Investment securities available for sale:
U.S. treasuries	$174,996	$—	$174,996	$—
Government agency securities	444,675	—	444,675	—
Obligations of state and municipal subdivisions	432,760	—	432,760	—
Corporate bonds	34,796	—	34,796	—
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	918,550	—	918,550	—
Other securities	950	—	950	—
Loans held for sale, fair value option elected (1)	28,249	—	28,249	—
Derivative financial instruments:
Interest rate lock commitments	1,029	—	1,029	—
Forward mortgage-backed securities trades	27	—	27	—
Loan customer counterparty	6,459	—	6,459	—
Financial institution counterparty	1,078	—	1,078	—
Liabilities:
Derivative financial instruments:
Interest rate swaps - cash flow hedge	1,158	—	1,158	—
Interest rate lock commitments	4	—	4	—
Forward mortgage-backed securities trades	21	—	21	—
Loan customer counterparty	1,073	—	1,073	—
Financial institution counterparty	6,772	—	6,772	—
__________
(1)    At September 30, 2022 and December 31, 2021, loans held for sale for which the fair value option was elected had an aggregate outstanding principal balance of $17,424 and $27,176, respectively. There were no mortgage loans held for sale under the fair value option that were 90 days or greater past due or on nonaccrual at September 30, 2022.

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Assets and Liabilities Measured on a Nonrecurring Basis
In accordance with ASC Topic 820, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at September 30, 2022 and December 31, 2021, for which a nonrecurring change in fair value has been recorded:

		Fair Value Measurements at Reporting Date Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Period Ended Total (Gains) Losses
September 30, 2022
Assets:
Individually evaluated loans	$18,796	$—	$—	$18,796	$(1,507)
Other real estate owned	23,900	—	—	23,900	3,548

December 31, 2021
Assets:
Individually evaluated loans	$11,204	$—	$—	$11,204	$3,526
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
In addition, mortgage loans held for sale not recorded under the fair value option are required to be measured at the lower of cost or fair value. The fair value of these loans is based upon binding quotes or bids from third party investors. As of September 30, 2022 and December 31, 2021, all mortgage loans held for sale not recorded under the fair value option were recorded at cost.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Fair Value of Financial Instruments not Recorded at Fair Value
The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instruments that are reported at amortized cost on the Company's consolidated balance sheets were as follows at September 30, 2022 and December 31, 2021:

			Fair Value Measurements at Reporting Date Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2022
Financial assets:
Cash and cash equivalents	$516,159	$516,159	$516,159	$—	$—
Certificates of deposit held in other banks	744	744	—	744	—
Investment securities held to maturity	207,516	156,509	—	156,509	—
Loans held for sale, at cost	4,725	4,847	—	4,847	—
Loans, net	13,548,406	13,454,003	—	—	13,454,003
FHLB of Dallas stock and other restricted stock	19,361	19,361	—	19,361	—
Accrued interest receivable	49,421	49,421	—	49,421	—
Financial liabilities:
Deposits	14,961,008	14,911,952	—	14,911,952	—
Accrued interest payable	3,974	3,974	—	3,974	—
FHLB advances	200,000	137,686	—	137,686	—
Other borrowings	266,892	259,375	—	259,375	—
Junior subordinated debentures	54,370	41,373	—	41,373	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2021
Financial assets:
Cash and cash equivalents	$2,608,444	$2,608,444	$2,608,444	$—	$—
Certificates of deposit held in other banks	3,245	3,246	—	3,246	—
Loans held for sale, at cost	3,875	3,982	—	3,982	—
Loans, net	12,290,740	12,415,366	—	—	12,415,366
FHLB of Dallas stock and other restricted stock	21,573	21,573	—	21,573	—
Accrued interest receivable	49,636	49,636	—	49,636	—
Financial liabilities:
Deposits	15,553,908	15,553,645	—	15,553,645	—
Accrued interest payable	5,301	5,301	—	5,301	—
FHLB advances	150,000	128,555	—	128,555	—
Other borrowings	283,371	303,250	—	303,250	—
Junior subordinated debentures	54,221	45,501	—	45,501	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

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
The Company's objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company has two interest rate swap derivatives with an aggregated notional amount of $100,000 that were designated as cash flow hedges. The derivatives are intended to hedge the variable cash flows associated with certain existing variable-interest rate loans and were determined to be effective during the three and nine months ended September 30, 2022.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest income in the same period that the hedged transaction affects earnings. Amounts of losses recognized in accumulated other comprehensive income (loss) related to derivatives was $3,214 and $8,760, net of tax, and the amounts of losses that were reclassified to interest income as interest payments were made on the Company’s variable-rate loans was $254 and $62, net of tax, during and for the three and nine months ended September 30, 2022, respectively. Amounts of (losses) gains recognized in accumulated other comprehensive income related to derivatives was $(99) and $330, net of tax, and the amounts of gains that were reclassified to interest income as interest payments were received on the Company’s variable-rate loans was $172 and $298, net of tax, during and for the three and nine months ended September 30, 2021, respectively. During the next twelve months, the Company estimates that $3,305 will be reclassified as a decrease to interest income.
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
The following table provides the outstanding notional balances and fair values of outstanding derivative positions at September 30, 2022 and December 31, 2021:

	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
September 30, 2022
Derivatives designated as hedging instruments:
Interest rate swaps - cash flow hedge	$100,000	$—	$12,153
Derivatives not designated as hedging instruments:
Interest rate lock commitments	20,531	140	72
Forward mortgage-backed securities trades	20,250	468	4
Commercial loan interest rate swaps:
Loan customer counterparty	208,726	—	15,787
Financial institution counterparty	208,726	16,064	—

December 31, 2021
Derivatives designated as hedging instruments:
Interest rate swaps - cash flow hedge	$100,000	$—	$1,158
Derivatives not designated as hedging instruments:
Interest rate lock commitments	34,064	1,029	4
Forward mortgage-backed securities trades	30,500	27	21
Commercial loan interest rate swaps:
Loan customer counterparty	254,935	6,459	1,073
Financial institution counterparty	254,935	1,078	6,772
The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding were as follows:

	Weighted Average Interest Rate
	September 30, 2022		December 31, 2021
	Received	Paid	Received	Paid
Loan customer counterparty	4.20%	5.34%	4.12%	2.40%

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The credit exposure related to interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $16,064 and $7,537 at September 30, 2022 and December 31, 2021, respectively. In some cases collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. At September 30, 2022 and December 31, 2021, cash of $15,946 and $20,491 and securities of $2,915 and $3,168 were pledged as collateral for these derivatives, respectively.
The Company has entered into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which the Company is either a participant or a lead bank. Risk participation agreements entered into as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. The Company is party to no risk participation agreements as a participant bank at September 30, 2022. Risk participation agreements entered into as the lead bank provide credit protection to the Company should the borrower fail to perform on its interest rate derivative contract. The Company is party to one risk participation agreement as the lead bank having a notional amount of $9,151 at September 30, 2022.
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
A summary of derivative activity and the related impact on the consolidated statements of income for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Income Statement Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Derivatives designated as hedging instruments
Interest rate swaps - cash flow hedges	Interest and fees on loans	$(326)	$215	$(93)	$369
Derivatives not designated as hedging instruments
Interest rate lock commitments	Mortgage banking revenue	(544)	(502)	(957)	(1,951)
Forward mortgage-backed securities trades	Mortgage banking revenue	470	148	458	656

Note 9. Stock Awards
The Company grants common stock awards to certain employees of the Company. In May 2022, the shareholders of the Company approved a new 2022 Equity Incentive Plan (2022 Plan). Under this plan, the Compensation Committee may grant awards to certain employees of the Company in the form of restricted stock, restricted stock units, stock appreciation rights, qualified and nonqualified stock options, performance share awards and other equity-based awards. Effective with the adoption of the 2022 Plan, no further awards will be granted under the prior 2013 Equity Incentive Plan (2013 Plan). Awards outstanding under the 2013 Plan will remain in effect under the prior plan according to their respective terms and any terminated 2013 Plan awards will be available for awards under the 2022 Plan in accordance with the 2022 Plan's provisions. The 2022 Plan has 1,500,000 reserved shares of common stock to be awarded by the Company’s Compensation Committee. As of September 30, 2022, there were 1,484,749 shares remaining available for grant for future awards.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Shares issued under these plans are restricted stock awards and performance stock units at target award level. Restricted stock awarded to employees generally vest evenly over the required employment period and range from one to five years. Performance stock units awarded have a three to four year cliff vesting period. Restricted stock awards granted are issued at the date of grant and receive dividends. Performance stock units are eligible to receive dividend equivalents as such dividends are declared on the Company's common stock during the performance period. Equivalent dividend payments are based upon the number of shares issued under each performance award and are deferred until such time that the units vest and the shares are issued.
Restricted Stock Awards
The following table summarizes the activity in nonvested restricted stock awards for the nine months ended September 30, 2022 and 2021:

Restricted Stock Awards	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2021	363,551	$53.14
Granted during the period	111,095	72.55
Vested during the period	(161,936)	53.83
Forfeited during the period	(7,301)	55.06
Nonvested shares, September 30, 2022	305,409	$59.79

Nonvested shares, December 31, 2020	468,800	$49.01
Granted during the period	96,713	64.91
Vested during the period	(176,689)	51.43
Forfeited during the period	(34,822)	50.10
Nonvested shares, September 30, 2021	354,002	$51.96
Compensation expense related to these awards is recorded based on the fair value of the award at the date of grant and totaled $2,610 and $7,178 for the three and nine months ended September 30, 2022, respectively, and $2,087 and $6,613 for the three and nine months ended September 30, 2021, respectively. Compensation expense is recorded in salaries and employee benefits in the accompanying consolidated statements of income. At September 30, 2022, future compensation expense is estimated to be $13,180 and will be recognized over a remaining weighted average period of 2.16 years.
The fair value of common stock awards that vested during the nine months ended September 30, 2022 and 2021 was $11,822 and $12,019, respectively. The Company has recorded $321 and $673 in excess tax benefit on vested restricted stock to income tax expense for the three and nine months ended September 30, 2022, respectively, and $421 and $647 in excess tax benefit for the three and nine months ended September 30, 2021, respectively.
There were no modifications of stock agreements during the nine months ended September 30, 2022 and 2021 that resulted in significant additional incremental compensation costs.
At September 30, 2022, the future vesting schedule of the nonvested restricted stock awards is as follows:

First year	155,400
Second year	99,910
Third year	39,455
Fourth year	10,644
Total nonvested shares	305,409

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
The following table summarizes the activity in nonvested performance stock units at target award level for the nine months ended September 30, 2022 and 2021:

Performance-Based Restricted Stock Units	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2021	114,498	$43.93
Granted during the period	20,742	73.94
Nonvested shares, September 30, 2022	135,240	$48.53

Nonvested shares, December 31, 2020	89,300	$38.29
Granted during the period	25,198	63.92
Nonvested shares, September 30, 2021	114,498	$43.93
Compensation expense related to performance stock units is estimated each period based on the fair value of the target stock unit at the grant date and the most probable level of achievement of the performance condition, adjusted for the passage of time within the vesting periods of the awards. Compensation expense related to these awards was $1,169 and $2,422 for the three and nine months ended September 30, 2022, respectively, and $336 and $1,364 for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, the unrecognized compensation expense assuming the target attainment is estimated to be $2,970, while the estimated maximum payout rate is $6,243. The remaining performance period over which the expense will be recognized is 2.00 years.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Common Equity Tier 1 (CET1) and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2022 and December 31, 2021, the Company and the Bank meet all capital adequacy requirements to which they are subject, including the capital buffer requirement.
As of September 30, 2022 and December 31, 2021, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk based, CET1, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Bank’s category.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The following table presents actual capital amounts and required ratios under Basel III Capital Rules for the Company and Bank as of September 30, 2022 and December 31, 2021.

	Actual		Minimum Capital Required - Basel III		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2022
Total capital to risk weighted assets:
Consolidated	$1,902,932	12.27%	$1,628,457	10.50%	N/A	N/A
Bank	1,977,152	12.75	1,627,987	10.50	$1,550,464	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	1,605,750	10.35	1,318,275	8.50	N/A	N/A
Bank	1,861,970	12.01	1,317,894	8.50	1,240,371	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	1,550,150	10.00	1,085,638	7.00	N/A	N/A
Bank	1,861,970	12.01	1,085,325	7.00	1,007,802	6.50
Tier 1 capital to average assets:
Consolidated	1,605,750	9.41	682,529	4.00	N/A	N/A
Bank	1,861,970	10.91	682,386	4.00	852,982	5.00

December 31, 2021
Total capital to risk weighted assets:
Consolidated	$1,916,163	13.67%	$1,471,510	10.50%	N/A	N/A
Bank	1,983,530	14.16	1,471,036	10.50	$1,400,987	10.00%
Tier 1 capital to risk weighted assets:
Consolidated	1,614,372	11.52	1,191,223	8.50	N/A	N/A
Bank	1,885,739	13.46	1,190,839	8.50	1,120,790	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	1,558,772	11.12	981,007	7.00	N/A	N/A
Bank	1,885,739	13.46	980,691	7.00	910,642	6.50
Tier 1 capital to average assets:
Consolidated	1,614,372	8.80	733,954	4.00	N/A	N/A
Bank	1,885,739	10.28	733,785	4.00	917,231	5.00
Stock repurchase program: From time to time, the Company's Board of Directors has authorized stock repurchase programs which allow the Company to purchase its common stock generally over a one-year period at various prices in the open market or in privately negotiated transactions. In December 2021, the Company's Board established the 2022 Stock Repurchase Plan, which provides for the repurchase of up to $160,000 of common stock through December 31, 2022. Under this program, the Company repurchased 1,651,236 shares at a total cost of $115,966 for the nine months ended September 30, 2022. There were no shares repurchased during the three months ended September 30, 2022. There were 217,772 shares repurchased at a total cost of $15,207 by the Company during both the three and nine months ended September 30, 2021 under a prior plan. Federal bank regulators have adopted final rules that, among other things, eliminated the standalone prior approval requirement for any repurchase of common stock. However, the Company remains subject to a Federal Reserve Board guideline that requires consultation with the Federal Reserve Board regarding plans for share repurchases. The Company’s repurchases of its common stock may be subject to a prior approval or notice requirement under other regulations, policies or supervisory expectations of the Federal Reserve Board.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Company stock repurchased to settle employee tax withholding related to vesting of stock awards totaled 15,311 and 43,786 shares at a total cost of $1,054 and $3,199 for the three and nine months ended September 30, 2022, respectively, and 14,297 and 39,508 shares at a total cost of $1,049 and $2,714 for the three and nine months ended September 30, 2021, respectively, and were not included under the repurchase program.

Note 11. Subsequent Events
Declaration of Dividends
On October 20, 2022, the Company declared a quarterly cash dividend in the amount of $0.38 per share of common stock to the stockholders of record on November 3, 2022. The dividend will be paid on November 17, 2022.

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
The Company was organized as a bank holding company in 2002 and, since that time, has pursued a strategy to create long-term shareholder value through organic growth of our community banking franchise in our market areas and through selective acquisitions of complementary banking institutions with operations in the Company’s market areas or in new market areas. On April 8, 2013, the Company consummated the initial public offering, or IPO, of its common stock which is traded on the Nasdaq Global Select Market.
As of September 30, 2022, the Company operated 93 full service banking locations in north, central and southeast Texas regions, and along the Colorado Front Range region, with 61 Texas locations and 32 Colorado locations.
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
Discussion and Analysis of Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021
The following discussion and analysis of the Company's results of operations compares the operations for the three and nine months ended September 30, 2022 with the three and nine months ended September 30, 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations that may be expected for all of the year ending December 31, 2022.
Results of Operations
For the three months ended September 30, 2022, net income was $52.4 million ($1.27 per common share on a diluted basis) compared with net income of $52.3 million ($1.21 per common share on a diluted basis) for the three months ended September 30, 2021. The Company posted annualized returns on average equity of 8.66% and 8.10%, returns on average assets of 1.16% and 1.11% and efficiency ratios of 55.13% and 53.20% for the three months ended September 30, 2022 and 2021, respectively. The efficiency ratio is calculated by dividing total noninterest expense (which excludes the provision for credit losses and the amortization of other intangible assets) by net interest income plus noninterest income.
For the nine months ended September 30, 2022, net income was $155.5 million ($3.71 per common share on a diluted basis) compared with $170.6 million ($3.95 per common share on a diluted basis) for the nine months ended September 30, 2021. The Company posted annualized returns on average equity of 8.42% and 9.04%, returns on average assets of 1.15% and 1.25% and efficiency ratios of 54.91% and 51.07% for the nine months ended September 30, 2022 and 2021, respectively.

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
Net interest income was $147.3 million for the three months ended September 30, 2022, an increase of $18.6 million, or 14.5%, from $128.6 million for the three months ended September 30, 2021. This increase in net interest income was primarily driven by year over year loan growth as well as increased rates on interest earning assets due to Fed Funds rate increases offset by increased funding costs on deposit accounts in addition to lower acquired loan accretion and PPP income for the year over year period. Average interest earning assets decreased $933.7 million or 5.5%, to $16.0 billion for the three months ended September 30, 2022 compared to $17.0 billion for the three months ended September 30, 2021. The decrease is primarily due to lower average interest bearing cash balances, which decreased approximately $2.5 billion, offset by increases in average loan balances of $1.2 billion and average securities of $386.8 million. The yield on average interest earning assets increased 93 basis points from 3.37% for the three months ended September 30, 2021 to 4.30% for the three months ended September 30, 2022. The increase in asset yield from the prior year is a primarily a result of increases in the Fed Funds rate over the year but also due to the shift in earning assets from lower yielding interest-bearing deposit balances to higher yielding loans due to the strong loan growth during the period. The average cost of interest-bearing liabilities increased 48 basis points to 1.02% for the three months ended September 30, 2022 compared to 0.54% for the three months ended September 30, 2021. The increase is reflective of higher rates on deposit products tied to Fed funds rates. The aforementioned changes resulted in a 63 basis point increase in the net interest margin for the three months ended September 30, 2022 at 3.64% compared to 3.01% for the three months ended September 30, 2021. The increase was primarily due to higher earnings on loans due to organic growth in addition to higher yields resulting from Fed rate increases, offset by increased funding costs on deposit products. The change also reflects a shift in the asset mix to higher yielding assets due to loan and securities growth from lower yielding interest bearing deposit balances.
Net interest income was $416.4 million for the nine months ended September 30, 2022, an increase of $28.8 million, or 7.4%, from $387.7 million for the nine months ended September 30, 2021. The increase was primarily driven by increased average loan balances of $384.0 million and securities of $637.2 million as well as increased rates on interest earning assets due to Fed Fund rate increases offset by decreased acquired loan accretion and PPP income. The average yield on interest-earning assets increased 31 basis points from 3.55% for the nine months ended September 30, 2021 to 3.86% for the nine months ended September 30, 2022 while the average rate paid on interest bearing liabilities increased 3 basis points from 0.60% for the nine months ended September 30, 2021 to 0.63% for the nine months ended September 30, 2022. The net interest margin for the nine months ended September 30, 2022 increased 31 basis points to 3.45% compared to 3.14% for the nine months ended September 30, 2021 due primarily to higher earnings on loans due to organic loan growth over the period in addition to higher yields resulting from Fed rate increases, offset by lower acquired loan accretion and PPP fees. The change also reflects a shift in the asset mix to higher yielding assets due to loan and securities growth from lower yielding interest bearing deposit balances.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and nine months ended September 30, 2022 and 2021. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances.

	Three Months Ended September 30,
	2022			2021
(dollars in thousands)	Average Outstanding Balance	Interest	Yield/ Rate (4)	Average Outstanding Balance	Interest	Yield/ Rate (4)
Interest-earning assets:
Loans (1)	$13,539,196	$160,160	4.69%	$12,358,349	$134,540	4.32%
Taxable securities	1,603,668	8,306	2.05	1,300,953	6,059	1.85
Nontaxable securities	438,728	2,655	2.40	354,661	2,077	2.32
Interest bearing deposits and other	458,276	2,566	2.22	2,959,653	1,356	0.18
Total interest-earning assets	16,039,868	173,687	4.30	16,973,616	144,032	3.37
Noninterest-earning assets	1,853,204			1,792,728
Total assets	$17,893,072			$18,766,344
Interest-bearing liabilities:
Checking accounts	$5,906,102	$12,296	0.83%	$6,179,715	$5,764	0.37%
Savings accounts	795,401	98	0.05	722,493	278	0.15
Money market accounts	2,181,812	6,770	1.23	2,508,767	3,392	0.54
Certificates of deposit	976,105	2,422	0.98	1,226,854	1,413	0.46
Total deposits	9,859,420	21,586	0.87	10,637,829	10,847	0.40
FHLB advances	102,717	443	1.71	351,359	463	0.52
Other borrowings - short-term	17,809	171	3.81	11,511	54	1.86
Other borrowings - long-term	266,832	3,464	5.15	273,962	3,586	5.19
Junior subordinated debentures	54,352	749	5.47	54,154	437	3.20
Total interest-bearing liabilities	10,301,130	26,413	1.02	11,328,815	15,387	0.54
Noninterest-bearing checking accounts	5,081,649			4,772,525
Noninterest-bearing liabilities	108,749			101,018
Stockholders’ equity	2,401,544			2,563,986
Total liabilities and equity	$17,893,072			$18,766,344
Net interest income		$147,274			$128,645
Interest rate spread			3.28%			2.83%
Net interest margin (2)			3.64			3.01
Net interest income and margin (tax equivalent basis) (3)		$148,454	3.67		$129,623	3.03
Average interest-earning assets to interest-bearing liabilities			155.71			149.83

	Nine Months Ended September 30,
	2022			2021
(dollars in thousands)	Average Outstanding Balance	Interest	Yield/ Rate (4)	Average Outstanding Balance	Interest	Yield/ Rate (4)
Interest-earning assets:
Loans (1)	$12,955,318	$427,765	4.41%	$12,571,334	$412,312	4.39%
Taxable securities	1,665,264	24,908	2.00	1,106,501	16,068	1.94
Nontaxable securities	430,586	7,729	2.40	352,159	6,207	2.36
Interest bearing deposits and other	1,067,991	4,846	0.61	2,465,740	3,021	0.16
Total interest-earning assets	16,119,159	465,248	3.86	16,495,734	437,608	3.55
Noninterest-earning assets	1,894,972			1,787,176
Total assets	$18,014,131			$18,282,910
Interest-bearing liabilities:
Checking accounts	$6,007,021	$19,965	0.44%	$5,830,177	$17,765	0.41%
Savings accounts	791,052	289	0.05	698,591	811	0.16
Money market accounts	2,196,900	11,182	0.68	2,573,510	10,955	0.57
Certificates of deposit	942,288	3,870	0.55	1,310,788	5,810	0.59
Total deposits	9,937,261	35,306	0.48	10,413,066	35,341	0.45
FHLB advances	128,114	786	0.82	367,033	1,533	0.56
Other borrowings - short-term	21,282	593	3.73	5,544	79	1.91
Other borrowings - long-term	266,659	10,393	5.21	295,121	11,664	5.28
Junior subordinated debentures	54,303	1,749	4.31	54,105	1,320	3.26
Total interest-bearing liabilities	10,407,619	48,827	0.63	11,134,869	49,937	0.60
Noninterest-bearing checking accounts	5,028,921			4,530,594
Noninterest-bearing liabilities	107,414			93,499
Stockholders’ equity	2,470,177			2,523,948
Total liabilities and equity	$18,014,131			$18,282,910
Net interest income		$416,421			$387,671
Interest rate spread			3.23%			2.95%
Net interest margin (2)			3.45			3.14
Net interest income and margin (tax equivalent basis) (3)		$419,788	3.48		$390,579	3.17
Average interest-earning assets to interest-bearing liabilities			154.88			148.14
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
The following table presents the components of provision for credit losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Provision for credit losses related to:
Loans	$3,520	$(4,411)	$2,068	$(14,031)
Held to maturity securities	—	—	—	—
Off-balance sheet credit exposures	(420)	4,411	(411)	5,031
Total provision for credit losses	$3,100	$—	$1,657	$(9,000)
Provision expense for loans is generally reflective of organic loan growth as well as charge-offs or specific reserves taken during the respective period. Provision expense is also impacted by the economic outlook and changes in macroeconomic variables. The provision expense recorded for the three and nine months ended September 30, 2022 is primarily reflective of loan growth during the year, while the negative provision recorded for the three and nine months ended September 30, 2021 was primarily reflective of improvements in the economic outlook and diminished pandemic uncertainty over the respective periods.
As discussed in Note 3. Securities, the Company reclassified a portion of its available for sale state and municipal portfolio to held to maturity during first quarter 2022 to limit future volatility due to expected increases in interest rates. The majority of securities in the held to maturity portfolio are guaranteed or insured. Therefore, there was no provision for credit losses on held to maturity securities recorded during the respective periods.
Changes in the allowance for unfunded commitments are generally driven by the remaining unfunded amount and the expected utilization rate of a given loan segment.

Noninterest Income
The following table sets forth the major components of noninterest income for the three and nine months ended September 30, 2022 and 2021 and the period-over-period variations in such categories of noninterest income:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(dollars in thousands)	2022	2021	2022 v. 2021		2022	2021	2022 v. 2021
Noninterest Income
Service charges on deposit accounts	$3,194	$2,619	$575	22.0%	$8,996	$7,130	$1,866	26.2%
Investment management fees	2,156	2,210	(54)	(2.4)	6,998	6,339	659	10.4
Mortgage banking revenue	2,179	5,982	(3,803)	(63.6)	7,695	18,714	(11,019)	(58.9)
Mortgage warehouse purchase program fees	596	1,714	(1,118)	(65.2)	2,285	5,413	(3,128)	(57.8)
(Loss) gain on sale of loans	—	—	—	—	(1,501)	26	(1,527)	N/M
Gain on sale of other real estate	—	63	(63)	N/M	—	63	(63)	N/M
Loss on sale and disposal of premises and equipment	(101)	(41)	(60)	N/M	(310)	(61)	(249)	N/M
Increase in cash surrender value of BOLI	1,350	1,282	68	5.3	3,987	3,841	146	3.8
Other	4,103	3,067	1,036	33.8	12,089	9,966	2,123	21.3
Total noninterest income	$13,477	$16,896	$(3,419)	(20.2)%	$40,239	$51,431	$(11,192)	(21.8)%
____________
N/M - not meaningful
Total noninterest income decreased $3.4 million, or 20.2% and $11.2 million, or 21.8% for the three and nine months ended September 30, 2022 over same periods in 2021, respectively. Significant changes in the components of noninterest income are discussed below.
Service charges on deposits. Service charges on deposits increased $575 thousand, or 22.0% and $1.9 million, or 26.2% for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021. The increases are due to higher account analysis charges due to growth in our commercial treasury products and also reflect higher overdraft charges that have returned to normalized rates after the pandemic.
Mortgage banking revenue. Mortgage banking revenue decreased $3.8 million, or 63.6% and $11.0 million, or 58.9% for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021. The decrease was primarily due to decreased volumes and margins resulting from rate increases over the year. Offsetting the decrease in mortgage banking revenue were fair value gains on our derivative hedging instruments of $61 thousand and $1.6 million for the three and nine months ended September 30, 2022, respectively, compared to fair value losses of $1.0 million and $2.0 million for the same periods in 2021, respectively.
Mortgage warehouse purchase program fees. Mortgage warehouse purchase program fees decreased $1.1 million, or 65.2% and $3.1 million, or 57.8% for the three and nine months ended September 30, 2022 as compared to the same periods in 2021, respectively. The decrease was primarily market driven with lower volumes due to mortgage loan rate increases over the year.
Loss on sale of loans. The Company recognized a $1.5 million loss on sale of loans in 2022 primarily due to one commercial real estate loan, which was sold at a discount.
Other noninterest income. Other noninterest income increased $1.0 million, or 33.8% and $2.1 million, or 21.3% for the three and nine months ended September 30, 2022 as compared to the same periods in 2021, respectively. The increase was primarily due to higher earnings credits on our interest-bearing deposits held in correspondent banks for the respective periods. The year to date increase was also due to recognition of BOLI benefit claims in first quarter 2022 and increases in other miscellaneous income.

Noninterest Expense
The following table sets forth the major components of noninterest expense for the three and nine months ended September 30, 2022 and 2021 and the period-over-period variations in such categories of noninterest expense:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(dollars in thousands)	2022	2021	2022 v. 2021		2022	2021	2022 v. 2021
Noninterest Expense
Salaries and employee benefits	$54,152	$46,572	$7,580	16.3%	$154,837	$134,068	$20,769	15.5%
Occupancy	11,493	10,258	1,235	12.0	31,526	30,716	810	2.6
Communications and technology	6,545	5,479	1,066	19.5	18,276	16,596	1,680	10.1
FDIC assessment	1,749	1,327	422	31.8	4,831	4,499	332	7.4
Advertising and public relations	424	266	158	59.4	1,583	880	703	79.9
Other real estate owned expenses, net	133	(8)	141	N/M	199	4	195	N/M
Amortization of other intangible assets	3,117	3,145	(28)	(0.9)	9,380	9,435	(55)	(0.6)
Professional fees	3,457	4,546	(1,089)	(24.0)	10,990	11,972	(982)	(8.2)
Other	10,663	8,987	1,676	18.6	28,493	25,528	2,965	11.6
Total noninterest expense	$91,733	$80,572	$11,161	13.9%	$260,115	$233,698	$26,417	11.3%
____________
N/M - not meaningful
Noninterest expense increased $11.2 million, or 13.9% and $26.4 million, or 11.3% for the three and nine months ended September 30, 2022, respectively, as compared to the same periods in 2021. The significant change in the components of noninterest expense is discussed below.
Salaries and employee benefits. Salaries and employee benefits increased $7.6 million, or 16.3% and $20.8 million, or 15.5% for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The increases for the three and nine month periods are primarily due to $6.1 million and $17.6 million, respectively in higher salaries, bonus, payroll taxes, insurance expense and 401(k) match related to additional headcount, including executive and senior positions added during the year over year periods. The three and nine months ended September 30, 2022 also reflects increases of $3.2 million and $4.2 million, respectively in severance and accelerated stock amortization expense, primarily relating to the separation of two executive officers in 2022. Offsetting these increases was $1.2 million and $4.1 million in lower mortgage commissions and incentives due to lower volumes for the three and nine month periods ending September 30, 2022, respectively, compared to the same periods in the prior year. An economic development incentive grant related to job growth totaling $1.0 million was also recorded in third quarter 2022 as a reduction to salaries expense. In addition, deferred salaries expense, which also reduces salaries expense, was $3.7 million lower for the nine months ended September 30, 2022 as compared to the same period in 2021 due to a higher volume of loan originations related to the second round of PPP that occurred in 2021.
Occupancy. Occupancy increased $1.2 million, or 12.0% and $810 thousand, or 2.6% for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The increases for the three and nine month periods are primarily due to higher depreciation and property tax expense related to the opening of the second phase of the Company's headquarters campus in late second quarter 2022.
Communications and technology. Communications and technology increased $1.1 million, or 19.5% and $1.7 million, or 10.1% or the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The increases for the three and nine month periods are primarily due to higher data processing costs and software expense related to various technology improvements.

Professional fees. Professional fees decreased $1.1 million, or 24.0% and $1.0 million, or 8.2% or the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The decreases for the three and nine month periods are primarily due to $1.1 million in consulting fees incurred in third quarter 2021 related to PPP forgiveness.
Other noninterest expense. Other noninterest expense increased $1.7 million, or 18.6% and $3.0 million, or 11.6% for the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The increases for the three and nine month periods are primarily due to asset impairment charges of $1.2 million during third quarter 2022 related to an early lease termination for the former corporate operations facility. The nine month period also reflects increases in employee recruitment fees, insurance expense, travel and business development and other miscellaneous expenses.
Income Tax Expense
Income tax expense was $13.5 million and $39.4 million for the three and nine months ended September 30, 2022, respectively, and $12.6 million and $43.8 million for the same periods in 2021. The effective tax rates were 20.5% and 20.2% for the three and nine months ended September 30, 2022, respectively, compared to 19.4% and 20.4% for the same periods in 2021. The lower effective tax rate for the three months ended September 30, 2021 resulted from a cumulative adjustment due to decreased state income tax rates. The lower effective tax rate for the nine months ended September 30, 2022 reflects a favorable permanent tax item related to a donation of real property during the first quarter of 2022 as well as overall lower state tax rates for the year over year period.
Discussion and Analysis of Financial Condition
The following discussion and analysis summarizes the financial condition of the Company as of September 30, 2022 and December 31, 2021 and details certain changes between those periods.
Assets
The Company’s total assets decreased by $788.2 million, or 4.2%, to $17.9 billion as of September 30, 2022 from $18.7 billion at December 31, 2021. The decrease is due primarily to lower interest-bearing cash balances offset by organic loan growth during the period.

Loan Portfolio
The Company’s loan portfolio is the largest category of the Company’s earning assets. The following table presents the balance and associated percentage of each major category in the Company's loan portfolio as of September 30, 2022 and December 31, 2021:

(dollars in thousands)	September 30, 2022		December 31, 2021
	Amount	% of Total	Amount	% of Total
Commercial (1)	$2,171,609	15.8%	$1,983,886	15.9%
Mortgage warehouse purchase loans	409,044	3.0	788,848	6.3
Real estate:
Commercial	7,710,419	56.2	6,617,455	53.1
Commercial construction, land and land development	1,167,323	8.5	1,180,181	9.5
Residential (2)	1,554,662	11.3	1,332,246	10.7
Single-family interim construction	502,535	3.7	380,627	3.0
Agricultural	121,431	0.9	106,512	0.8
Consumer	79,751	0.6	81,815	0.7
Total gross loans	13,716,774	100.0%	12,471,570	100.0%
____________
(1) Includes SBA PPP loans of $7.0 million net of deferred loan fees of $159 thousand at September 30, 2022 and $112.1 million net of deferred fees of $2.6 million at December 31, 2021.
(2) Includes loans held for sale of $22.0 million and $32.1 million at September 30, 2022 and December 31, 2021, respectively.
As of September 30, 2022 and December 31, 2021, the Company's loan portfolio, before the allowance for credit losses, totaled $13.7 billion and $12.5 billion, respectively, which is an increase of 10.0% between the two periods. This growth is broad-based not only geographically, but across product types, and is reflective of the underlying strength and sustained growth of the Texas and Colorado economies the Company serves as well as significant investments it has made in their production teams. Loans held for investment, excluding mortgage warehouse purchase loans, loans held for sale and PPP loans, and net of loan sales increased $1.8 billion, or 20.4% annualized for the nine month period. The decrease of $379.8 million in mortgage warehouse purchase loans was reflective of decreased demand and lower volumes related to mortgage rate increases and shorter hold times. PPP loan balances also decreased $105.1 million due to payoffs with a total of $7.0 million remaining at September 30, 2022. See Note 4. Loans, Net and Allowance for Credit Losses on Loans for more details on the Company's loan portfolio.
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

(dollars in thousands)	September 30, 2022	December 31, 2021
Nonaccrual loans
Commercial	$37,533	$36,802
Commercial real estate	15,811	15,218
Commercial construction, land and land development	17	23
Residential real estate	1,301	1,592
Consumer	9	38
Total nonaccrual loans (1)	54,671	53,673
Total loans delinquent 90 days or more and still accruing	865	1,790
Total troubled debt restructurings, not included in nonaccrual loans	1,504	1,875
Total nonperforming loans	57,040	57,338
Total other real estate owned and other repossessed assets	24,014	114
Total nonperforming assets	$81,054	$57,452

Total allowance for credit losses on loans	$146,395	$148,706
Total loans held for investment (2)	$13,285,757	$11,650,598
Total assets	$17,944,493	$18,732,648

Credit Ratios
Ratio of nonperforming loans to total loans held for investment	0.43%	0.49%
Ratio of nonperforming assets to total assets	0.45	0.31
Ratio of nonaccrual loans to total loans held for investment	0.41	0.46
Ratio of allowance for credit losses on loans to total loans held for investment	1.10	1.28
Ratio of allowance for credit losses on loans to nonaccrual loans	267.77	277.06
Ratio of allowance for credit losses on loans to total nonperforming loans	256.65	259.35
____________
(1)     Nonaccrual loans include troubled debt restructurings of $1.0 million as of September 30, 2022 and December 31, 2021.
(2)    Excluding mortgage warehouse purchase loans of $409.0 million and $788.8 million as of September 30, 2022 and December 31, 2021, respectively.
Nonaccrual loans increased to $54.7 million as of September 30, 2022 from $53.7 million as of December 31, 2021. The increase in nonaccrual loans was primarily due to the addition of a commercial real estate loan relationship totaling $12.4 million offset by the foreclosure and partial charge-off of a $11.7 million commercial real estate loan.
Other real estate owned and other repossessed assets increased from $114 thousand as of December 31, 2021 to $24.0 million as of September 30, 2022 due to two commercial real estate foreclosures totaling $23.9 million during 2022.

Allowance for Credit Losses
The measurement of expected credit losses under the Current Expected Credit Losses (CECL) methodology is applicable to financial assets measured at amortized cost, including loan receivables, held to maturity debt securities and off-balance sheet credit exposures. The CECL model requires the measurement of all expected credit losses on applicable financial assets based on historical experience, current conditions, and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance accounts is dependent upon a variety of factors beyond the Company's control, including the performance of the portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets.
Analysis of the Allowance for Credit Losses - Loans
The following table sets forth the allowance for credit losses by category of loans:

	September 30, 2022		December 31, 2021
(dollars in thousands)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Commercial loans	$50,807	15.8%	$49,747	15.9%
Mortgage warehouse purchase loans	—	3.0	—	6.3
Real estate:
Commercial real estate	59,224	56.2	65,110	53.1
Construction, land and land development	22,265	8.5	23,861	9.5
Residential real estate	2,866	11.3	2,192	10.7
Single-family interim construction	10,696	3.7	7,222	3.0
Agricultural	142	0.9	106	0.8
Consumer	395	0.6	468	0.7
Total allowance for credit losses	$146,395	100.0%	$148,706	100.0%
____________
(1)    Represents the percentage of the Company’s total loans included in each loan category.
As of September 30, 2022, the allowance for credit losses on loans amounted to $146.4 million, or 1.10%, of total loans held for investment, excluding mortgage warehouse purchase loans, compared with $148.7 million, or 1.28%, as of December 31, 2021. The dollar and percentage decrease during 2022 is primarily due to diminished COVID 19 pandemic uncertainty offset by the impact of loan growth and a declining macroeconomic outlook due to recessionary variables inherent within the Moody's forecast utilized by the Company.
The allowance for credit losses on loans as a percentage of nonperforming loans decreased from 259.35% at December 31, 2021, to 256.65% at September 30, 2022, due to the decrease in the allowance for credit loss as discussed above. As of September 30, 2022, the Company had specific credit loss allocations of $13.1 million on individually evaluated loans totaling $51.3 million, compared with specific credit loss allocations of $18.1 million on individually evaluated loans totaling $64.9 million as of December 31, 2021. The decrease in specific credit loss allocations was due primarily to a $4.2 million decrease in credit loss on an energy credit during the year due to an updated valuation of collateral.
Refer to Note 4 - Loans, Net and Allowance for Credit Losses on Loans, in the notes to the consolidated financial statements included elsewhere in this report for additional details of the allowance for credit losses on loans.

Additional information related to net charge-offs (recoveries) by loan type is presented in the table below for the nine months ended September 30, 2022 and 2021:

	Net Charge-offs (Recoveries)	Average Loans	Ratio of Annualized Net Charge-offs (Recoveries) to Average Loans
September 30, 2022
Commercial	$285	$2,068,431	0.02%
Mortgage warehouse	—	472,660	—
Real estate:
Commercial	4,159	7,137,383	0.08
Commercial construction, land and land development	—	1,209,862	—
Residential	(75)	1,437,437	(0.01)
Single family interim construction	—	434,108	—
Agricultural	—	114,705	—
Consumer	10	80,732	0.02
Total	$4,379	$12,955,318	0.05%

September 30, 2021
Commercial	$3,794	$2,299,181	0.22%
Mortgage warehouse	—	945,750	—
Real estate:
Commercial	375	6,258,212	0.01
Commercial construction, land and land development	126	1,209,901	0.01
Residential	—	1,368,971	—
Single family interim construction	—	332,638	—
Agricultural	—	80,129	—
Consumer	128	76,552	0.22
Total	$4,423	$12,571,334	0.05%

For the nine months ended September 30, 2022, net charge-offs totaled $4.4 million, which is 0.05% (annualized) of the Company's average loans outstanding during the period, compared to net charge-offs of $4.4 million, or 0.05% (annualized) of average loans for the nine months ended September 30, 2021. The majority of the 2022 charge-offs is due to two charge-offs recorded at the foreclosure of two commercial real estate properties totaling $3.5 million. Most of the 2021 charge-offs are concentrated in the commercial loan type, including two large charge-offs totaling $2.5 million.
Allowance for Credit Losses - Off-Balance Sheet Credit Exposures
The allowance for credit losses on off-balance sheet credit exposures is calculated under the CECL model, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. Off-balance sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed in Note 5. Off-Balance Sheet Arrangements, Commitments and Contingencies. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur based on historical utilization rates. At September 30, 2022 and December 31, 2021, the allowance for credit losses on off-balance sheet credit exposures was $4.3 million and $4.7 million, respectively.

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
The fair value of the Company's available for sale securities decreased $276.6 million, or 13.8%, to $1.7 billion at September 30, 2022 from $2.0 billion at December 31, 2021. The amortized cost of held to maturity securities was $207.5 million as of September 30, 2022. There were no securities held to maturity as of December 31, 2021. During the first quarter of 2022, the Company reclassified, at fair value, a portion of their available for sale obligations of state and municipal subdivisions to the held to maturity category, primarily to limit future volatility in equity due to potential increases in interest rates.
Total securities represented 10.8% and 10.7% of the Company’s total assets at September 30, 2022 and December 31, 2021, respectively. The slight increase in the percentage of securities to total assets as of September 30, 2022 is due to lower total assets for the period, as previously discussed.
There were no gains or losses on the sale of securities for the three and nine months ended September 30, 2022 and September 30, 2021.
Certain investment securities are valued at less than their amortized cost. At September 30, 2022, the Company's review of all securities at an unrealized loss position determined that the losses resulted from factors not related to credit quality. As such, there is no allowance for credit losses on available for sale or held to maturity securities recognized as of September 30, 2022. Refer to Note 3. Securities for more information on the Company's analysis of credit losses on securities available for sale and held to maturity.
Liabilities
The Company’s total liabilities decreased $565.8 million, or 3.5%, to $15.6 billion at September 30, 2022 from $16.2 billion at December 31, 2021 due primarily to a decrease in the Company's deposits. Total deposits decreased $592.9 million, or 3.8%, to $15.0 billion at September 30, 2022 from $15.6 billion at December 31, 2021. The decrease was primarily due to the Company’s reduction of specialty treasury products and brokered deposits in the first quarter of the year in response to anticipated Federal Reserve interest rate increases.
Capital Resources and Liquidity Management
Capital Resources
Total stockholders' equity was $2.4 billion at September 30, 2022, a decrease of approximately $222.3 million from December 31, 2021. The net decrease was a result of an increase of $220.3 million in other comprehensive loss, common stock repurchased of $119.2 million and dividends paid of $48.0 million, offset by net income of $155.5 million earned by the Company during the nine months ended September 30, 2022 and stock based compensation of $9.6 million.
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

Stock Repurchase Program. From time to time, the Company's board of directors has authorized stock repurchase programs which allow the Company to purchase its common stock generally over a one-year period at various prices in the open market or in privately negotiated transactions. In December 2021, the Company's board established the 2022 Stock Repurchase Plan, which provides for the repurchase of up to $160.0 million of common stock through December 31, 2022. During the nine months ended September 30, 2022, the Company repurchased 1,651,236 shares at a total cost of $116.0 million and repurchased 217,772 shares at a total cost of $15.2 million for the same period in 2021 under a prior plan. From the period ending September 30, 2022 through October 24, 2022, no additional shares have been repurchased under the 2022 Plan. See Part II, Item 2 - Unregistered Sales of Equity and Use of Proceeds, in this report for additional information.
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
In addition to the liquidity provided by the sources described above, the Company maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of September 30, 2022, the Company had established federal funds lines of credit with 11 unaffiliated banks totaling $400.0 million with no borrowings against the lines at that time. The Company also participates in an exchange that provides direct overnight borrowings with other financial institutions with a borrowing capacity of $814.0 million with none outstanding as of September 30, 2022. The Company has an unsecured line of credit totaling $100.0 million with an unrelated commercial bank with no borrowings against the line as of September 30, 2022. As of October 24, 2022, there were no outstanding borrowings on the line of credit. Based on the values of stock, securities, and loans pledged as collateral, as of September 30, 2022, the Company had additional borrowing capacity with the FHLB of $4.7 billion. In addition, the Company maintains a secured line of credit with the Federal Reserve Bank with availability to borrow $1.1 billion at September 30, 2022.

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
The Company conducts periodic analyses of its sensitivity to interest rate risks through the use of a third-party proprietary interest-rate sensitivity model. That model has been customized to the Company's specifications. The analyses conducted by use of that model are based on current information regarding the Company's actual interest-earnings assets, interest-bearing liabilities, capital and other financial information that it supplies. The Company uses the information in the model to estimate its sensitivity to interest rate risk.
The Company's interest rate risk model indicated that it was in an asset sensitive position in terms of interest rate sensitivity as of September 30, 2022. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income based on the interest rate risk model as of September 30, 2022:

Hypothetical Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
200	7.14%
100	3.75
(100)	(3.77)
The Company's model indicates that its projected balance sheet at September 30, 2022 is less asset sensitive in comparison to its balance sheet as of December 31, 2021. The shift to a less asset sensitive position was primarily due to the deployment of interest bearing cash deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) to fixed rate loans during 2022. Interest-bearing deposits are more immediately impacted by changes in interest rates in comparison to our other categories of earning assets.

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
On May 1, 2015, the plaintiffs filed a motion requesting permission to file a Second Amended Class Action Complaint in this case, which motion was subsequently granted. The Second Amended Class Action Complaint presents previously unasserted claims, including aiding and abetting or participation in a fraudulent scheme based upon the large amount of deposits that the Stanford Entities held at BOH and the alleged knowledge of certain BOH officers. The plaintiffs seek recovery from the Bank and other defendants for their losses. The case has been inactive due to a Court-ordered discovery stay issued March 2, 2015 pending the Court’s ruling on plaintiff’s motion for class certificate and designation of class representatives and counsel. On November 7, 2017, the Court issued an order denying the plaintiff’s motion. In addition, the Court lifted the previously ordered discovery stay. On January 11, 2018, the Court entered a scheduling order providing that the case be ready for trial on January 27, 2020. Due to agreed upon extensions of discovery on July 25, 2019, the Court amended the scheduling order to provide that the case be ready for trial on January 11, 2021. In light of additional agreed upon extensions of discovery deadlines, the Court entered a new scheduling order on March 9, 2020, which provided that the case be ready for trial March 15, 2021. In light of delays in discovery associated with the COVID-19 pandemic, the parties agreed to amend the scheduling order with new ready for trial date of May 6, 2021. The Defendants filed a motion to remand the case. The Bank also filed its motion for summary judgment on February 12, 2021. On the same day, the Bank also joined in on an omnibus motion for summary judgment based on procedural issues common to all Defendants. On March 19, 2021, the Plaintiffs filed a notice of abandonment of five of the seven causes of action against the Bank. On March 11, 2021, the Defendants filed a motion to amend the scheduling order, which was granted, effectively vacating the May 6, 2021 trial date. On January 20, 2022 the Court issued an opinion and order denying the motion for summary judgment by the Bank and the other defendants. On the same date, the Court issued a suggestion of remand of the case to the Southern District of Texas. As of March 11, 2022, the case has been officially remanded to the Southern District of Texas. A trial date has been set for February 27, 2023. The Company has experienced an increase in legal fees associated with the defense of this claim and expects to continue to incur significant legal fees in connection with this matter for the foreseeable future.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share Repurchase Program. From time to time, the Company's Board of Directors has authorized stock repurchase programs, which allow the Company to purchase its common stock in the open market or in privately negotiated transactions. In general, the share repurchase program allows the Company to proactively manage its capital position and return excess capital to shareholders. In December 2021, the Company's Board established the 2022 Stock Repurchase Plan, which provides for the repurchase of up to $160.0 million of common stock through December 31, 2022. Under this program, the Company repurchased 1,651,236 shares at a total cost of $116.0 million during the nine months ended September 30, 2022.
The following table summarizes the Company's repurchase activity during the three and nine months ended September 30, 2022:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (thousands)
Total first quarter 2022	37,575	$74.20	11,444	$159,187
Total second quarter 2022	1,642,136	70.20	1,639,792	44,083
July 2022	14,076	68.67	—	44,083
August 2022	708	73.45	—	44,083
September 2022	527	66.56	—	44,083
Total third quarter 2022	15,311	68.62	—	44,083
Total 2022 year-to-date	1,695,022	$70.27	1,651,236	$44,083
____________
(1) Includes 43,786 shares purchased to settle employee tax withholding related to vesting of restricted stock awards. These transactions are not considered part of the Company's repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

ITEM 5. OTHER INFORMATION

On October 24, 2022, the Company and Paul Langdale entered into a Change in Control Agreement, the form of which (for non-CEO named executive officers) the Company previously filed with the SEC and previously described in its definitive proxy statement to shareholders dated April 15, 2022. Exhibit 10.6 is an Amended Schedule of Executive Officers who have executed a Change in Control Agreement as of October 25, 2022.

ITEM 6. EXHIBITS
The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit 10.1*	Separation Agreement and Release dated July 28, 2022 by and between Michelle S. Hickox and Independent Bank and joined in by the Company

Exhibit 10.2*	Employee Time-Based Restricted Stock Agreement

Exhibit 10.3*	Executive Leadership Team Time-Based Restricted Stock Agreement

Exhibit 10.4*	Executive Leadership Team Performance Restricted Stock Unit Agreement

Exhibit 10.5*	Director Time-Based Restricted Stock Agreement

Exhibit 10.6*	Amended Schedule of Executive Officers who have executed a Change in Control Agreement

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 101.INS *	XBRL Instance Document-the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH *	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 is formatted as Inline XBRL and contained within Inline XBRL Instance Document in Exhibit 101.

*	Filed herewith.

**	Furnished herewith (such certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Independent Bank Group, Inc.

Date:	October 25, 2022	By: /s/ David R. Brooks

David R. Brooks
Chairman and Chief Executive Officer

Date:	October 25, 2022	By: /s/ Paul B. Langdale

Paul B. Langdale
Executive Vice President
Chief Financial Officer