Form 10-K
period 2022-12-31
Independent Bank Group, Inc.
filed 2023-02-21
CIK 1564618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For The Fiscal Year Ended December 31, 2022.

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

The aggregate market value of the shares of common stock held by non-affiliates based on the closing price of the common stock on the Nasdaq Global Select Market on June 30, 2022 was approximately $2,421,350,000.
At February 17, 2023, the Company had 41,169,461 outstanding shares of common stock, par value $.01 per share.

Documents Incorporated By Reference:
Portions of the Company’s Proxy Statement relating to the 2023 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2022, are incorporated by reference into Part III, Items 10 - 14 of this Annual Report on Form 10-K.

INDEPENDENT BANK GROUP, INC. AND SUBSIDIARIES
Annual Report on Form 10-K
December 31, 2022

PART I

ITEM 1. BUSINESS
The disclosures set forth in this item are qualified by Item 1A. Risk Factors, and the section captioned “Forward-Looking Statements” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.
General
Independent Bank Group, Inc. (the “Company”) is a registered bank holding company headquartered in McKinney, Texas, which is located in the northern portion of the Dallas-Fort Worth metropolitan area. The Company was organized as a Texas corporation on September 20, 2002. The Company, through its wholly owned subsidiary, Independent Bank, a Texas state chartered bank, doing business as Independent Financial (the “Bank”), provides a wide range of relationship-driven commercial banking products and services tailored to meet the needs of businesses, professionals and individuals. The terms "Company," "we," "us" and "our" mean the Company and its subsidiaries, when appropriate. We operate branches and offices in the Dallas/North Texas area, including McKinney, Dallas, Fort Worth, and Sherman/Denison, the Austin/Central Texas area, including Austin and Waco, the Houston Texas metropolitan area and along the Colorado Front Range area, including Denver, Colorado Springs and Fort Collins.
As of December 31, 2022, the Company had consolidated total assets of $18.3 billion, total loans of $13.8 billion, total deposits of $15.1 billion and total stockholders’ equity of $2.4 billion.
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
Lending Operations. Through the Bank, the Company offers a broad range of commercial and retail lending products to businesses, professionals and individuals. Commercial lending products include owner-occupied commercial real estate loans, interim construction loans, commercial loans (such as Small Business Administration (SBA) guaranteed loans, business term loans, equipment lease financing, lines of credit and energy related loans) to a diversified mix of small and midsized businesses, and loans to professionals, including medical practices. Retail lending products include residential first and second mortgage loans and consumer installment loans, such as loans to purchase cars, boats and other recreational vehicles.

The Company’s strategy is to maintain a broadly diversified loan portfolio by type and location. The Company’s loan portfolio consists of real estate loans, commercial and industrial loans, residential mortgage loans, residential construction loans, agricultural loans, consumer loans, and energy loans. Real estate secured loans are spread among a variety of types of borrowers, including owner-occupied offices for small businesses, medical practices and offices, retail operations and multi-family properties. The Company’s loans are diversified geographically throughout the Company’s Dallas/North Texas region (approximately 38%), the Company’s Houston region (approximately 24%), the Company’s Austin/Central Texas region (approximately 13%) and the Company's Colorado Front Range region (approximately 25%). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio" for a more detailed description of the Company’s lending operations.
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
Other Services. In connection with our relationship driven approach to our customers, the Company, through the Bank, offers residential mortgages through the mortgage brokerage division. As a mortgage broker, the Company originates residential mortgages which are typically sold into the secondary market shortly after closing. The Company also supports residential mortgage operations through a mortgage warehouse program. The Company provides wealth management services to its customers through Private Capital Management, LLC, a registered investment advisory firm, which is a wholly owned subsidiary of the Bank.
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
According to S&P Capital IQ, as of June 30, 2022, the Company had the 16th largest deposit market share in Texas and the 13th largest deposit market share in Colorado. We believe that our strong market share is a reflection of the Company’s ability to compete with more prominent banking franchises in our markets.
Human Capital Management
As of December 31, 2022, we employed 1,547 employees. The average tenure of the executive leadership team within the Company is 14.04 years, and the attrition rate for all employees in 2022 was 35.6%. Involuntary terminations due to a reduction in workforce in November 2022 increased the attrition rate for the year ended 2022. Excluding the workforce reduction, the attrition rate for all employees was 28.3%. None of the Company’s employees are represented by any collective bargaining unit nor are they parties to any collective bargaining agreement. We believe our employee relations to be good.

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
Diversity and inclusion remains a focus of the Company’s recruitment and retention strategies. The Company launched its Diversity and Inclusion Program in 2020. The program is built upon the three core principles of people, culture and community. The program includes the establishment of a Diversity Council, comprised of 15 cross-functional leaders diverse in gender, race and ethnicity. The Company’s Board of Directors receives quarterly updates on the progress made by the Diversity and Inclusion Program. Since its inception the program's accomplishments have included:

•Completion of an all-employee survey focused on analyzing employee satisfaction levels and identification of critical areas of need for improvement;
•Evaluation of tools to provide employees with cultural awareness and sensitivity training;
•Identification and participation in various job fairs focused upon providing opportunities to underserved and minority candidates;
•Creation of a calendar to educate employees about various holidays and awareness months; and
•Recruitment of a diverse summer internship class comprised of 42% non-white students and 50% female students.
To attract and retain talent, the Company offers a Hybridworx (remote work) Program, competitive compensation and benefits, and is heavily invested in the health, safety and welfare of each employee. The Company’s standard benefits package includes an active health and wellness program that engages employees throughout the year with the goal of generating positive health outcomes for our team members. The program includes access to telemedicine, health savings accounts, flexible spending accounts, insurance premium reductions for those who complete certain health and fitness tasks in the year, and an Employee Assistance Program offering confidential emotional support, work-life solutions, and legal and financial planning resources. The Company also empowers employees to plan for their financial futures by matching 100% of the first 6% of contributions made to the Company’s 401-K plan. The Company also offers a competitive staff incentive plan. The Company will pay 100% of its 2022 staff incentive plan to its eligible employees.
The Company also encourages every employee to effect positive change in the communities we serve throughout Texas and Colorado. Senior management has designed programs that encourage and celebrate community service by providing additional paid time off to employees to accommodate participation in service related activities and by highlighting contributions made by our team throughout the year. In 2022, our employees volunteered over 2,300 hours for a volunteer value of over $60,000.
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
Independent Bank Group, Inc.
7777 Henneman Way
McKinney, Texas 75070-1711
Attention: Paul Langdale
Executive Vice President, Chief Financial Officer
Telephone: (972) 562-9004
www.ifinancial.com
Documents filed by the Company with the SEC are also available on the Company’s website, www.ifinancial.com. Information furnished by the Company and information on, or accessible through, the SEC’s or the Company’s website is not part of this Annual Report on Form 10-K.
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
Independent Bank Group as a Bank Holding Company
As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, or the BHC Act, and supervision, examination and enforcement by the Federal Reserve. The BHC Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. The Federal Reserve’s jurisdiction also extends to any company that the Company directly or indirectly controls, such as the Company’s nonbank subsidiaries.
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
Under the Federal Reserve's and FDIC’s prompt corrective action standards, in order to be considered well-capitalized, the Company and the Bank must have a ratio of CET1 capital to risk-weighted assets of 6.5%, a ratio of Tier 1 capital to risk-weighted assets of 8.0%, a ratio of total capital to risk-weighted assets of 10.0%, and a leverage ratio of 5.0%; and must not be subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. In order to be considered adequately capitalized, an institution must have the minimum capital ratios described above. As of December 31, 2022, the Company and the Bank each were “well-capitalized.” An institution that is not well capitalized is subject to certain restrictions on brokered deposits and interest rates on deposits. See Note 20. Regulatory Matters for more information on regulatory capital requirements.
The Federal Reserve’s capital regulations and Regulation Y generally require a bank holding company to receive the Federal Reserve's prior approval of, and/or provide notice to and consult with the Federal Reserve regarding any redemption or repurchase of its own equity securities.
Interchange Fees. The Durbin Amendment to the Dodd-Frank Act limits the amount of interchange fees that banks with assets of $10 billion or more may charge to process electronic debit transactions. An issuer must begin complying with the Durbin Amendment no later than July 1 of the next calendar year after the issuer crosses the $10 billion threshold. The Company and the Bank became subject to the rule on July 1, 2020. Under the Durbin Amendment and the Federal Reserve’s implementing regulations, bank issuers who are not exempt may only receive an interchange fee from merchants that is reasonable and proportional to the cost of clearing the transaction. The maximum permissible interchange fee is equal to no more than $0.21 plus five basis points of the transaction value for many types of debit interchange transactions. A debit card issuer may also recover $0.01 per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements required by the Federal Reserve. In addition, the Federal Reserve has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.
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
Examinations by the FDIC & the TDB. The Bank is subject to continuous regulation, supervision and examination by the FDIC and the TDB concerning all areas of operation of the Bank. Areas monitored by the FDIC and the TDB, include, but are not limited to, lending practices, corporate governance, investments, borrowings, payment of dividends, training of employees, reserve methodology, BSA/AML compliance, management of risk related to interest rate, liquidity, capital and operations, overall enterprise risk management, internal audit program, financial accounting practices, security procedures, information technology and other related matters. The Bank and Company devote a significant amount of time and resources to align practices and procedures with examiners' expectations and federal and state regulation.
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
Corrective Measures for Capital Deficiencies. The federal banking regulators are required by the FDI Act to take “prompt corrective action” with respect to capital-deficient institutions that are FDIC-insured. The five capital categories for insured depository institutions under the prompt corrective action regulations consist of:
•Well capitalized - equals or exceeds a 10% total risk-based capital ratio, 8% Tier 1 risk-based capital ratio, 6.5% CET1 capital ratio and 5% leverage ratio and is not subject to any written agreement, order or directive requiring it to maintain a specific level for any capital measure;
•Adequately capitalized - equals or exceeds an 8% total risk-based capital ratio, 6% Tier 1 risk-based capital ratio, 4.5% CET1 capital ratio and 4% leverage ratio;
•Undercapitalized - total risk-based capital ratio of less than 8%, or a Tier 1 risk-based ratio of less than 6%, a CET1 capital ratio of less than 4.5% or a leverage ratio of less than 4%;
•Significantly undercapitalized - total risk-based capital ratio of less than 6%, or a Tier 1 risk-based capital ratio of less than 4%, a CET1 capital ratio of less than 3% or a leverage ratio of less than 3%; and
•Critically undercapitalized - a ratio of tangible equity to total assets equal to or less than 2%.
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
On June 22, 2020, the FDIC issued a rule that mitigates the deposit insurance assessment effects of participating in the Paycheck Protection Progam (PPP) loan program first enacted under the Coronavirus Aid, Relief, and Economic Security (CARES) Act. Pursuant to the final rule, the FDIC will generally remove the effect of PPP lending in calculating an institution’s deposit insurance assessment. The final rule also provides an offset to an institution’s total assessment amount for the increase in its assessment base attributable to participation in the PPP loan program. Further, on October 20, 2020, the FDIC issued a final rule to allow institutions that experienced temporary growth from participation in the PPP loan program to determine whether they are subject to the requirements of Part 363 of the FDIC’s regulations (which imposes annual audit and reporting requirements on insured deposit institutions with $500 million or more in consolidated total assets) for fiscal years ending in 2021 based on the consolidated assets of December 31, 2019.
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

Community Reinvestment Act. The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their entire service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of such banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. The Financial Institutions Reform, Recovery and Enforcement Act ( FIRREA) requires federal banking agencies to make public a rating of a bank’s performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory CRA record could substantially delay approval or result in denial of an application. In December 2019, the FDIC and the OCC jointly proposed rules that changed the existing regulations in four key ways: (i) clarifying what activities will qualify for CRA credit; (ii) updating where activities count for CRA credit; (iii) providing a more transparent and objective method for measuring CRA performance; and (iv) revising CRA-related data collection, record keeping, and reporting. In May 2020, the OCC issued its final CRA rule, effective October 1, 2020, but, effective January 1, 2022, rescinded it and replaced it with the OCC’s prior CRA rule. The FDIC has not finalized the revisions to its CRA rule. The Federal Reserve, along with the FDIC and the OCC, issued a Notice of Proposed Rulemaking ("NPR") on May 5, 2022. The deadline for submitting comments on the NPR was August 5, 2022.
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
Federal regulators have issued advisory statements regarding cybersecurity. Generally, federal regulators expect that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. In addition, a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If the Company fails to observe the regulatory guidance, the Company could be subject to various regulatory sanctions, including financial penalties. Recently, the federal banking agencies adopted a Final Rule that went into effect on May 1, 2022, that requires banking organizations to notify their primary banking regulator within 36 hours of determining that a “computer-security incident” has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to carry out banking operations or deliver banking products and services to a material portion of its customer base, its businesses and operations that would result in material loss, or its operations that would impact the stability of the United States.
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

Limits on Compensation. The Federal Reserve, OCC and FDIC in 2010 issued comprehensive final guidance on incentive compensation policies for executive management of banks and bank holding companies. This guidance was intended to ensure that the incentive compensation policies of banking organizations do not undermine their safety and soundness by encouraging excessive risk-taking. The objective of the guidance is to assure that incentive compensation arrangements (i) provide incentives that do not encourage excessive risk-taking, (ii) are compatible with effective internal controls and risk management and (iii) are supported by strong corporate governance, including oversight by the board of directors. In 2016, the Federal Reserve and the FDIC proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2022, these rules have not been implemented. In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including the NYSE, to implement listing standards that require listed companies to adopt policies mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The final rule requires us to adopt a clawback policy within 60 days after such listing standard becomes effective.
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
•The Company may be subject to data processing failures, control failures and fraud.
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
The Company is highly dependent on its computer systems and network infrastructure to conduct its operations, including the secure processing, storage and transmission of vital and sensitive data, exposing the Company to potential cyber incidents resulting from deliberate attacks or unintentional events. As a financial institution, the Company processes, stores and transmits a significant amount of personal customer information. The Company also maintains important internal data such as personally identifiable information about employees and customers, and information relating to the Company’s operations. The Company relies on third-party service providers for significant portions of its computer systems, network infrastructure and information security, and failure or misconduct by any of those third parties or their systems could have a material adverse effect on the Company. The secure maintenance and transmission of confidential information, as well as execution of transactions over the Company’s computer systems, are essential to protect the Company and its customers against fraud and cybersecurity breaches and for the Company to maintain customer confidence. The computer systems and network infrastructure the Company uses could fail or be subject to unforeseen problems. The Company’s operations are dependent upon its ability to protect its computer systems and network against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from cybersecurity breaches, cyberattacks, ransomware attacks, viruses, worms, and other unauthorized or hostile acts which are becoming increasingly diverse and sophisticated. Any action, damage or failure that causes or results in breakdowns, disruptions, or unauthorized activities in the Company’s computer systems or network infrastructure, including customer relationship management, general ledger, deposit, loan or other systems, could disrupt the Company’s ability to properly operate its business, damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, investigations or fines, violate privacy or other applicable laws or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company. External or internal actors could obtain unauthorized access to the Company’s computer systems or network infrastructure or information stored in and transmitted through the Company’s computer systems and network infrastructure, which may result in the theft or unauthorized use of personal information, which could cause significant liability to the Company and may cause existing and potential customers to refrain from doing business with the Company. The pervasiveness of cybersecurity incidents in general and the risks of cybersecurity breaches are complex and continue to evolve as technology and reliance on these systems continue to evolve. Cybersecurity concerns are also further heightened by Russia's invasion of the Ukraine. In addition, advances in computer capabilities and the increased sophistication of fraudsters and hackers could result in a compromise or breach of the systems the Company and the Company’s third-party service providers use to encrypt and protect customer data and transactions. A failure or compromise of such security measures could have a material adverse effect on the Company’s financial condition and results of operations.
As of February 21, 2023, the Company has not discovered any material cybersecurity incidents.
The Company is reliant on third party service providers.
The Company depends on a number of relationships with third-party service providers. Specifically, the Company receives core systems processing, essential web hosting and other Internet systems, cloud technologies, deposit processing, mobile banking and other processing services from third-party service providers. If these third-party service providers experience difficulties, interruptions, or terminate their services, and the Company is unable to replace them with other comparable service providers, particularly on a timely basis, the Company’s operations could be interrupted. If an interruption were to continue for a significant period of time, the Company’s business, financial condition and results of operations could be adversely affected, perhaps materially. Even if the Company is able to replace third party service providers, it may be at a higher cost to the Company, which could adversely affect the Company’s business, financial condition and results of operations.

The Company may be subject to data processing failures, control failures and fraud.
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
The Company determines impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in the Company’s results of operations in the periods in which they become known. As of December 31, 2022, the Company had approximately $1.1 billion of goodwill and other intangible assets. While the Company has not recorded any such impairment charges since the Company initially recorded the goodwill, there can be no assurance that the Company’s future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on the Company’s financial condition and results of operations.

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
As of December 31, 2022, approximately 80.1% of the Company’s loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral, excluding agricultural loans secured by real estate. As a result, adverse developments affecting real estate values in the Company’s market areas could increase the credit risk associated with the Company’s real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of the Company’s markets could increase the credit risk associated with the Company’s loan portfolio, and could result in losses that would adversely affect credit quality, financial condition, and results of operation. Negative changes in the economy affecting real estate values and liquidity in the Company’s market areas could significantly impair the value of property pledged as collateral on loans and affect the Company’s ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. Such declines and losses would have a material adverse impact on the Company’s business, results of operations and growth prospects. If real estate values decline, it is also more likely that the Company would be required to increase the Company’s allowance for credit losses, which could adversely affect the Company’s financial condition, results of operations and cash flows.
In addition, the COVID-19 pandemic has increased demand for remote work opportunities and continues to cause supply chain disruption, which could have a particularly adverse impact on the Company's office and retail portfolios. As of December 31, 2022, office and retail loans collectively accounted for 49.1% of the Company's commercial real estate portfolio. The Company's retail portfolio, which alone accounted for 29.4% of the Company's commercial real estate portfolio may also decline in credit quality in the event there are reductions in consumer disposable income from workforce reductions.

The Company has exposure to credit risk related to the energy industry.
As of December 31, 2022, approximately 4.2% of the Company’s loans held for investment portfolio (excluding mortgage warehouse loans) was composed of loans made to companies engaged in oil production and oilfield services. The significant decline in oil prices during 2020 adversely effected some of these borrowers’ ability to repay these loans and impaired the value of collateral securing some of these loans. While oil prices have since recovered and the Company's energy portfolio remains well managed, the decline and volatility in oil prices could have an impact on other segments of the economy generally, including real estate, and particularly for the Texas and Colorado economies. The Houston market economy specifically could be adversely affected given its high concentration of energy related businesses. The Company’s asset quality and results of operations could be adversely impacted by the direct and indirect effects of current and future conditions in the energy industry. The Company's energy portfolio is also more susceptible to operational and environmental related disruption, such as on the job injuries, oil spills, explosions, severe weather, and heightened pressure to implement environmental, social and governance driven initiatives, and particularly initiatives that align with the Biden Administration's goals to reduce greenhouse gas emissions.
The Company’s Allowance for Credit Losses may be insufficient.
The Company maintains allowances for credit losses on loans, securities and off-balance sheet credit exposures. The Company has implemented controls and procedures to measure and estimate the lifetime expected credit loss at the time a financial asset is initially added to the balance sheet and periodically thereafter. The Company's amount of each allowance account represents management's best estimate of current expected credit losses on such financial instruments at each balance sheet date using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. The actual amount of credit losses is affected by changes in economic, operating and other conditions within the Company’s markets, as well as changes in the financial condition, cash flows, and operations of the Company’s borrowers, all of which are beyond the Company’s control, and such losses may exceed current estimates. As a result, the determination of the appropriate level of allowance for credit losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates related to current and expected future credit risks and trends, all of which may undergo material changes. The Company’s current expected credit losses (CECL) model has increased the complexity, and associated risk, of the analysis and processes relying on management judgment, which could negatively impact the Company’s financial condition and results of operations.

As of December 31, 2022, the Company’s allowance for credit losses on loans as a percentage of total loans held for investment (excluding mortgage warehouse purchase loans) was 1.09% and as a percentage of total nonperforming loans was 371.14%. Additional credit losses will likely occur in the future and may occur at a rate greater than the Company has previously experienced. The Company may be required to take additional provisions for credit losses in the future to further supplement the allowance for credit losses, either due to management’s decision to do so or requirements by the Company’s banking regulators. In addition, bank regulatory agencies will periodically review the Company’s allowance for credit losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure. Based on their judgments or interpretations, which may be different than management’s, regulators may require the Company to change classifications or grades of loans or recognize further loan charge-offs. If the assessment of credit losses is inaccurate, or if economic and market conditions materially deteriorate as a result of occurrences like the continuation of the COVID-19 pandemic, other global pandemics, natural disasters, or if anticipated climate change regulations impact the Company's CECL model, then the Company may need to increase or decrease its allowance for credits losses, which, in turn, will increase or decrease the Company’s reported income, and introduce additional volatility into its reported earnings, and possibly capital. See also Item 7. Management’s Discussion and Analysis of Financial Condition - Allowance for Credit Losses for additional discussion of financial impact of the allowance for credit losses.
The Company’s mortgage business subjects the Company to additional risk.
The Company originates and sells residential mortgage loans through the Bank’s mortgage division and purchases and sells residential mortgages through its mortgage warehouse business. As of December 31, 2022, mortgage warehouse purchase loans totaled $312.1 million, or 2.2% of total loans held for investment. Mortgage lending and mortgage warehouse purchase lending include credit risk associated with commercial bank lending. This line of business is also subject to market volatility, changes in interest rates, volume volatility and changing appetite of investors for certain mortgage products.

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
Rising interest rates in prior periods have increased interest expense, which in turn has adversely affected net interest income, and may do so in the future if the Federal Reserve raises rates. In a rising interest rate environment, competition for cost-effective deposits increases, making it more costly to fund loan growth. In addition, a rising rate environment could cause mortgage and mortgage warehouse lending volumes to substantially decline. Any rapid and unexpected volatility in interest rates creates uncertainty and potential for unexpected material adverse effects. The Company actively monitors and manages the balances of maturing and repricing assets and liabilities to reduce the adverse impact of changes in interest rates, but there can be no assurances that the Company can avoid all material adverse effects that such interest rate changes may have on the Company's net interest margin and overall financial condition.
The replacement of LIBOR may subject the Company to additional risk.
Because the United Kingdom's Financial Conduct Authority and the administrator of LIBOR announced that it will cease publication of U.S. dollar London Interbank Offered Rate ("LIBOR") settings by June 30, 2023, and because U.S. regulator guidance strongly encouraged banking organizations to cease using U.S. dollar LIBOR as a reference rate in new contracts by no later than December 31, 2021, the Company discontinued offering LIBOR-based products on October 31, 2021. The Company also required all LIBOR-based loans and renewals entered into on or prior to October 31, 2021 to close and fund by no later than December 31, 2021. As of November 1, 2021, the Company now negotiates loans and loan renewals that would have been tied to LIBOR using the Wall Street Journal's U.S. Prime Rate ("WSJ Prime"), which is the base rate on corporate loans posted by at least 70% of the 10 largest U.S. banks, or CME Term Secured Overnight Financing Rates ("SOFR"), which are administered by CME Group Benchmark Administration Limited and provide an indication of the forward-looking measurement of overnight SOFR, based on market expectations implied from derivatives markets. For swap transactions, the Company follows ISDA 2020 LIBOR Fallback Protocol published on October 23, 2020 and uses Fallback Rate (SOFR).
As of December 31, 2022, approximately $471.2 million of the Company's outstanding loans, and, in addition, certain derivative contracts, borrowings and other financial instruments have attributes associated with the LIBOR transition. The transition to LIBOR has resulted in and could continue to result in added costs and employee efforts and could present additional risk, including, but not limited to, litigation and reputational risks if the Company is unable to successfully renegotiate rates or if challenges are made to LIBOR fallback language within existing contracts. In addition, there continues to be uncertainty as to the ultimate effects of the LIBOR transition, including variations in the replacement benchmark rate designated and accepted by financial institutions. These variations also inject potential for greater competition with financial institutions whose LIBOR replacement rates and procedures may be more favorable or flexible than those adopted by the Company. Further, since CME Term SOFR and WSJ Prime are calculated differently, payments under contracts referencing the new rates will differ from those referencing LIBOR, which may lead to increased volatility as compared to LIBOR. The transition has also required changes to the Company's risk and pricing models, valuation tools, product design and hedging strategies. Failures to adequately manage the transition process also poses greater operational and reputational risks that could create material adverse effects on the Company's business, financial condition and results of operations.
The Company could experience losses on its investment securities in volatile rate environments.
While the Company attempts to invest a significant percentage of its assets in loans (the Company’s loan to deposit ratio was 92.0% as of December 31, 2022), the Company invests a percentage of its total assets (approximately 10.4% as of December 31, 2022) in investment securities as part of its overall liquidity strategy. As of December 31, 2022, the fair value of the Company’s available for sale securities portfolio was approximately $1.7 billion and the amortized cost of held to maturity securities was $207.1 million.

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
One of the Bank's primary, regulators, the FDIC focused on two areas in 2022 which included : 1) addressing financial risks posed by climate change; and 2) review of the bank merger process. Policies and regulations that may flow from the FDIC's focus on these areas could materially impact the Company's business, credit assessments, financial condition and operations.

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
For example, the Company is subject to the Durbin Amendment to the Dodd-Frank Act regarding limits on debit card interchange fees. The Durbin Amendment gives the Federal Reserve Board the authority to establish rules regarding interchange fees charged for electronic debit transactions by a payment card issuer that, together with its affiliates, has assets of $10 billion or more and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. The Federal Reserve Board has adopted rules under this provision that limit the swipe fees that a debit card issuer can charge a merchant for a transaction to the sum of $0.21 and five basis points times the value of the transaction, plus up to one cent for fraud prevention costs. Accordingly, deposit insurance assessments and expenses related to regulatory compliance may increase, while any decrease in the amount of interchange fees that the Company receives would reduce the Company’s revenue.
The Company is subject to continuous examination.
Texas and federal banking agencies periodically conduct examinations of the Company’s business, including compliance with laws and regulations. If, as a result of an examination, a Texas or federal banking agency were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of the Company’s operations had become unsatisfactory, or that the Company or its management was in violation of any law or regulation, it may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in the Company’s capital, to restrict the Company’s growth, to assess civil monetary penalties against the Company, the Company’s officers or directors, to remove officers and directors and/or, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate the Company’s deposit insurance. If the Company becomes subject to such regulatory actions, the Company could be materially and adversely affected.
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
Furthermore, the COVID-19 Pandemic has created increased market volatility and impacted the Company’s business, financial condition and operations in a number of ways. While COVID-19 has not materially impacted the Company, there is no assurance regarding the future related to the continuing impact it may have on national, state, and local economies, which may result in credit and operating losses.
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
The Company relies on customer deposits as a significant source of funding. Competition among U.S. banks for customer deposits is intense, and may increase the cost of deposits or prevent new deposits, and may otherwise negatively affect the Company’s ability to grow its deposit base. The Company’s deposit accounts may decrease in the future, and any such decrease could have an adverse impact on the Company’s sources of funding, which impact could be material. Any changes the Company makes to the rates offered on its deposit products to remain competitive with other financial institutions may adversely affect the Company’s profitability and liquidity. The demand for the deposit products the Company offers may also be reduced due to a variety of factors, such as digital banking technology, demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, regulatory actions that decrease customer access to particular products or the availability of competing products. In addition, a portion of the Company’s deposits are brokered deposits and FDIC uninsured deposits. The levels of these types of deposits that the Company holds may be more volatile during changing economic conditions. As of December 31, 2022, approximately $528.9 million, or 3.5%, of the Company’s deposits consisted of brokered deposits.
The Company may be adversely impacted by natural disasters, health pandemics, and other local and worldwide events beyond the Company’s control.
Natural disasters, health pandemics, severe weather events, including those prominent in Texas and Colorado and those prominent in the geographic areas of vendors and business partners, together with worldwide hostilities, such as Russia's invasion of the Ukraine, terrorist attacks, and other external events could have a significant impact on the Company’s ability to conduct business. These events could also affect the stability of the Company’s deposit base, borrowers’ ability to repay loans, impair collateral, result in a loss of revenue or an increase in expenses. Although the Company has established disaster recovery and business continuity procedures and plans, the occurrence of any such event may adversely affect the Company’s business, which in turn could have a material adverse effect on the Company’s financial condition and results of operations.
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
The Company is subject to growing risk from changing environmental conditions. Among the risks associated with “climate change” are more frequent severe weather events. As discussed in the previous factors, severe weather events subject the Company to significant risks and more frequent severe weather events magnify those risks. Governmental policy actions to address climate change, such as efforts to reduce reliance on fossil fuels and green energy initiatives, could have a significant impact on the Texas and Colorado economies, in particular. While the Texas and Colorado economies are more diversified than in the past and energy companies are working to adapt to climate change initiatives, the oil and gas industry has had, and continues to have, a significant impact on the overall Texas and Colorado economies. Further, banking regulators are beginning to consider the risk presented by climate change on the financial system and may pass new regulations, such as climate related stress testing, to address this risk. The potential losses and costs associated with climate change related risks could have a material adverse effect upon the Company’s business, financial condition and results of operation.
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
•changes in government regulations, including tax laws; and
•volatility in economic conditions, including changes in interest rates, significant local or global events, disruption in energy markets and changes in the global economy.
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
Collectively, as of February 17, 2023, Messrs. Vincent Viola and David Brooks owned 11.5% of the Company’s outstanding common stock on a fully diluted basis. Vincent Viola, the largest shareholder of the Company, currently owns 9.9% of the Company’s outstanding common stock, and David Brooks, the Company’s Chairman of the Board and Chief Executive Officer, currently owns 1.6% of the Company’s common stock, each calculated on a fully diluted basis. Further, as of the date hereof, the Company’s other directors and executive officers currently own collectively approximately 1.7% of the Company’s outstanding common stock. These individuals have historically, and currently, exert controlling influence in the Company’s management and policies.
In addition, Michael Viola, a director of the Company, is the son of Vincent Viola. Further, David Brooks, the Company’s Chairman and Chief Executive Officer, has a 36 year history of ownership and operation of the Bank with Vincent Viola; and he has a joint investment with Mr. Viola outside of the Company. Given these close relationships, even though he does not serve on the Company’s board, Mr. Viola has and will continue to have an influence over the direction and operation of the Company.
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
In the event of any winding up and termination of the Company, the Company common stock would rank below all claims of the holders of the Company’s debt and any preferred stock then outstanding. The Company has a senior, revolving credit facility under which the Company may borrow up to $100 million. As of December 31, 2022, the Company had no draws upon this credit facility and has no borrowings as of February 21, 2023. Further, as of December 31, 2022, the Company had outstanding
•$270 million of aggregate principal amount of subordinated indebtedness; and
•$57.3 million of subordinated debentures issued in connection with trust preferred securities

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
The Company owns its corporate headquarters, located at 7777 Henneman Way, McKinney, Texas 75070, which serves as the Bank’s home office. The headquarters campus consists of an approximately 165,000 square foot, six story corporate office building along with the second phase of the corporate headquarters, which includes an approximately 198,000 square foot, six story facility that serves as the Company's operation center. Construction on phase two was completed in 2022 resulting in a state-of-the-art combined corporate campus that will support the Company’s continued growth.
As of December 31, 2022, the Company had 93 full-service branches. The Company believes that its facilities are in good condition and are adequate to meet the Company’s operating needs for the foreseeable future. At December 31, 2022, the Company owns 72 of the branches, and leases the remaining facilities. Our branches are located in the Dallas/North Texas area, including McKinney, Dallas, Fort Worth, and Sherman/Denison, the Austin/Central Texas area, including Austin and Waco, the Houston Texas metropolitan area and along the Colorado Front Range area, including Denver, Colorado Springs and Fort Collins.
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

The Bank is a party to a legal proceeding inherited in connection with the Company's acquisition of BOH Holdings, Inc. and its subsidiary, Bank of Houston, or BOH, that was completed on April 15, 2014. Several entities related to R.A. Stanford, or the Stanford Entities, including Stanford International Bank, Ltd., or SIBL, had deposit accounts at BOH. Certain individuals who had purchased certificates of deposit from SIBL filed a class action lawsuit against several banks, including BOH, on August 23, 2009 in Texas state court, alleging, among other things, that the plaintiffs were victims of fraud by SIBL and other Stanford Entities and seeks to recover damages and alleged fraudulent transfers by the defendant banks.
The plaintiffs seek recovery from the Bank and other defendants for their losses. On May 1, 2015, the plaintiffs filed a motion requesting permission to file a Second Amended Class Action Complaint in this case, which motion was subsequently granted. The Second Amended Class Action Complaint presents previously unasserted claims, including aiding and abetting or participation in a fraudulent scheme based upon the large amount of deposits that the Stanford Entities held at BOH and the alleged knowledge of certain BOH officers. The case was then inactive due to a Court-ordered discovery stay issued March 2, 2015 pending the Court’s ruling on plaintiff’s motion for class certificate and designation of class representatives and counsel. On November 7, 2017, the Court issued an order denying the plaintiff’s motion. In addition, the Court lifted the previously ordered discovery stay. On January 11, 2018, the Court entered a scheduling order providing that the case be ready for trial on January 27, 2020. Due to agreed upon extensions of discovery on July 25, 2019, the Court amended the scheduling order to provide that the case be ready for trial on January 11, 2021. In light of additional agreed upon extensions of discovery deadlines, the Court entered a new scheduling order on March 9, 2020, which provided that the case be ready for trial March 15, 2021. In light of delays in discovery associated with the COVID-19 pandemic, the parties agreed to amend the scheduling order with new ready for trial date of May 6, 2021. The Defendants filed a motion to remand the case. The Bank also filed its motion for summary judgment on February 12, 2021. On the same day, the Bank also joined in on an omnibus motion for summary judgment based on procedural issues common to all Defendants. On March 19, 2021, the Plaintiffs filed a notice of abandonment of five of the seven causes of action against the Bank. On March 11, 2021, the Defendants filed a motion to amend the scheduling order, which was granted, effectively vacating the May 6, 2021 trial date. On January 20, 2022 the Court issued an opinion and order denying the motion for summary judgment by the Bank and the other defendants. On the same date, the Court issued a suggestion of remand of the case to the Southern District of Texas. As of March 11, 2022, the case has been officially remanded to the Southern District of Texas. On January 2-3, 2023, the Bank attended court-ordered mediation which did not result in resolution. A trial date has been set for February 27, 2023. The Company has experienced an increase in legal fees associated with the defense of this claim and expects to continue to incur significant legal fees in connection with this matter for the foreseeable future.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Stock
Since January 2, 2014, the Company's common stock has traded on the Nasdaq Global Select Market under the symbol “IBTX.” Quotations of the sales volume and the closing sales prices of the common stock of the Company are listed daily in the Nasdaq Global Select Market’s listings. As of February 17, 2023, there were 440 holders of record for the Company's common stock.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of December 31, 2022, regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	N/A	1,459,078	(1)
Equity compensation plans not approved by security holders	—	N/A	—
____________
(1)    Constitutes shares of the Company’s common stock issuable under the 2022 Equity Incentive Plan. See Note 19. Stock Awards for more information on types of allowable awards under the Plan.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Stock Repurchase Program: From time to time, the Company's board of directors has authorized stock repurchase programs which allows the Company to purchase its common stock in the open market or in privately negotiated transactions. In general, the share repurchase program allows the Company to proactively manage its capital position and return excess capital to shareholders. In December 2021, the Company's Board authorized the 2022 Stock Repurchase Plan, which provided for the repurchase of up to $160.0 million of common stock through December 31, 2022. Under this program, the Company repurchased 1,651,236 shares at a total cost of $116.0 million through December 31, 2022. Under a prior stock repurchase program, the Company repurchased 419,098 shares of Company stock at a total cost of $29.2 million during 2021 and 109,548 shares of Company stock at a total cost of $5.7 million during 2020.
In January 2023, the Company's Board approved the 2023 Stock Repurchase Plan, which provides for the repurchase of common stock up to $125.0 million through December 31, 2023. Through February 17, 2023, no shares have been repurchased under the 2023 Plan.

The following table summarizes the Corporation's repurchase activity during the year ended December 31, 2022.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (thousands)
Total first quarter 2022	37,575	$74.20	11,444	$159,187
Total second quarter 2022	1,642,136	$70.20	1,639,792	$44,083
Total third quarter 2022	15,311	$68.62	—	$44,083
October 2022	5,585	$61.44	—	$44,083
November 2022	3,015	64.54	—	44,083
December 2022	702	63.99	—	—
Total fourth quarter 2022	9,302	$62.64	—	$—
Total 2022 year-to-date	1,704,324	$70.23	1,651,236	$—
____________
(1)    Includes 53,088 shares purchased to settle employee tax withholding related to vesting of restricted stock awards. These transactions are not considered part of the Corporation's repurchase program.

Performance Graph
The following Performance Graph compares the cumulative total shareholder return on the Company’s common stock for the period December 31, 2017 through December 31, 2022, with the cumulative total return of the Russell 2000 Index and the KBW Nasdaq Bank Index for the same period. Dividend reinvestment has been assumed. The Performance Graph assumes $100 invested on December 31, 2017, in the Company’s common stock, the Russell 2000 Index and KBW Nasdaq Bank Index. The historical stock price performance for the Company’s common stock shown on the graph below is not necessarily indicative of future stock performance.
Comparison of Cumulative Total Return
Among Independent Bank Group, Inc., the Russell 2000 Index and the KBW Nasdaq Bank Index

Comparison of Cumulative Total Return
200
150
100
50
Index Value
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Period Ending
Independent Bank Group, Inc.
Russell 2000 Index
KBW Nasdaq Bank Index

	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022
Independent Bank Group, Inc.	100.00	68.26	84.21	97.36	114.42	97.37
Russell 2000 Index	100.00	88.99	111.70	134.00	153.85	122.41
KBW Nasdaq Bank Index	100.00	82.29	112.01	100.46	138.97	109.23
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
•the impact of investments that the Company may have made or may make and the changes in the value of those investments;
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

•physical or cyber attacks on the security of, and breaches of, the Company's digital information systems, the costs we or the Bank incur to provide security against such attacks and any costs and liability the Company or the Bank incurs in connection with any breach of those systems;
•the potential impact of technology and “FinTech” entities on the banking industry generally;
•the potential impact of climate change and related government regulation on the Company and its customers;
•other economic, competitive, governmental, regulatory, technological and geopolitical factors affecting the Company’s operations, pricing and services; and
•the other factors that are described or referenced in Part I, Item 1A, of the Annual Report on Form 10-K under the caption "Risk Factors".
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
The Company’s principal business is lending to and accepting deposits from businesses, professionals and individuals. The Company conducts all of the Company’s banking operations through its principal bank subsidiary. The Company derives its income principally from interest earned on loans and, to a lesser extent, income from securities available for sale and securities held to maturity. The Company also derives income from non-interest sources, such as fees received in connection with various deposit services, mortgage banking operations and investment advisory services. From time to time, the Company also realizes gains or losses on the sale of assets. The Company’s principal expenses include interest expense on interest-bearing customer deposits, advances from the Federal Home Loan Bank of Dallas (FHLB) and other borrowings, operating expenses such as salaries and employee benefits, occupancy costs, communication and technology costs, expenses associated with other real estate owned, other administrative expenses, amortization of intangibles, acquisition expenses, provisions for credit losses and the Company’s assessment for FDIC deposit insurance.
The Company intends for this discussion and analysis to provide the reader with information that will assist in understanding the Company’s financial statements, the changes in certain key items in those financial statements from period to period and the primary factors that accounted for those changes. This discussion relates to the Company and its consolidated subsidiaries and should be read in conjunction with the Company’s consolidated financial statements as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020, and the accompanying notes, appearing elsewhere in this Annual Report on Form 10-K. The Company’s fiscal year ends on December 31. The following discussion and analysis presents the more significant factors that affected our financial condition as of December 31, 2022 and 2021 and results of operations for each of the years then ended. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2021 Annual Report on Form 10-K, filed with the SEC on February 25, 2022 for discussion of our results of operations for the years ended December 31, 2021 and 2020.

Discussion and Analysis of Results of Operations
Selected income statement data and key performance metrics are summarized in the table below:

	As of and for the Years Ended December 31,
(dollars in thousands except per share data)	2022	2021	2020
Selected Income Statement Data
Net interest income	$558,208	$520,322	$516,446
Provision for credit losses	4,490	(9,000)	42,993
Noninterest income	51,466	66,517	85,063
Noninterest expense	358,889	313,606	306,134
Income tax expense	50,004	57,483	51,173
Net income available to common shareholders	196,291	224,750	201,209
Per Share Data (Common Stock)
Earnings per common share:
Basic	$4.71	$5.22	$4.67
Diluted	4.70	5.21	4.67
Dividends	1.52	1.32	1.05
Selected Performance Metrics
Return on average assets	1.09%	1.21%	1.23%
Return on average equity	8.04	8.86	8.26
Net interest margin	3.46	3.10	3.55
Efficiency ratio	56.82	51.30	48.79
Dividend payout ratio	32.27	25.29	22.48
The following discussion and analysis of the Company’s results of operations compares its results of operations for the years ended December 31, 2022 and 2021.
The Company’s net income available to common shareholders decreased by $28.5 million, or 12.7%, to $196.3 million ($4.70 per common share on a diluted basis) for the year ended December 31, 2022, from $224.8 million ($5.21 per common share on a diluted basis) for the year ended December 31, 2021. The decrease in net income for 2022 over 2021 was primarily due to the $45.3 million increase in noninterest expense as well as the $15.1 million decrease in noninterest income, offset by a $24.4 million increase in net interest income after provision for loan losses and a decrease of $7.5 million in income tax expense. Net interest income after provision from loan losses was higher in the current year mainly due to the year-over-year loan growth as well as increased rates on interest earning assets due to Fed Funds rate increases offset by increased funding costs on deposit accounts in addition to lower acquired loan accretion and PPP income for the year over year period. The Company posted returns on average common equity of 8.04% and 8.86%, returns on average assets of 1.09% and 1.21%, and efficiency ratios of 56.82% and 51.30% for the years ended December 31, 2022 and 2021, respectively. The efficiency ratio is calculated by dividing total noninterest expense (which does not include the provision for credit losses and the amortization of core deposits intangibles) by net interest income plus noninterest income. The Company’s dividend payout ratio was 32.27% and 25.29% for the years ended December 31, 2022 and 2021, respectively, due to both the increase in dividends paid from $1.32 per share in 2021 to $1.52 per share in 2022 and also the decrease in basic earnings per share from $5.22 per share in 2021 to $4.71 per share in 2022
Details of the changes in the various components of net income are detailed below.

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
The Company earned net interest income of $558.2 million for the year ended December 31, 2022, an increase of $37.9 million, or 7.3%, from $520.3 million for the year ended December 31, 2021. The increase was primarily driven by increased average loan balances of $647.0 million and securities of $484.1 million as well as increased rates on interest earning assets due to Fed Fund rate increases offset by higher funding costs and lower acquired loan accretion and PPP income. The year ended December 31, 2022 includes $9.1 million of acquired loan accretion compared to $21.2 million for the year ended December 31, 2021. PPP income also decreased to $2.4 million in 2022 compared to $17.9 million in 2021. The Company’s net interest margin for 2022 increased to 3.46% from 3.10% in 2021, and the Company’s interest rate spread for 2022 increased to 3.13% from the 2.92% interest rate spread for 2021. The average balance of interest-earning assets for 2022 decreased by $641.3 million, or 3.8%, to $16.1 billion from an average balance of $16.8 billion for 2021. The decrease from the prior year was primarily related to decreased average interest-bearing deposits with correspondent banks, which decreased approximately $1.8 billion, offset by the increases in average loans and securities balances mentioned above. Average interest-bearing liabilities decreased $806.8 million, or 7.2% primarily due to decreased average deposits and FHLB advances. The Company’s net interest margin for the year ended December 31, 2022 was positively impacted by a 58 basis point increase in the weighted-average yield on interest-earning assets to 4.06% for the year ended December 31, 2022, from 3.48% for the year ended December 31, 2021. The increase from the prior year is due primarily to overall higher yields on all interest-earning assets due to the increasing rate environment as well as higher earnings on loans due to organic growth for the year over year period, offset by increased funding costs on deposit products and lower acquired loan accretion and PPP income. The change also reflects a shift in the asset mix during the year to higher yielding assets due to loan growth from lower yielding interest bearing deposit balances. The cost of interest bearing liabilities, including borrowings, was 0.93% for the year ended December 31, 2022 compared to 0.56% for the year ended December 31, 2021. The increase from the prior year is primarily due to higher funding costs on deposit products and FHLB advances due to rate increases during 2022.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2022, 2021 and 2020. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances.

	For the Years Ended December 31,
	2022			2021			2020
(dollars in thousands)	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
Interest-earning assets:
Loans (1)	$13,148,633	$602,210	4.58%	$12,501,641	$547,931	4.38%	$12,329,965	$579,085	4.70%
Taxable securities	1,617,454	32,944	2.04	1,204,153	22,754	1.89	749,273	19,150	2.56
Nontaxable securities	429,057	10,360	2.41	358,261	8,344	2.33	344,609	8,472	2.46
Interest bearing deposits and other	921,391	9,503	1.03	2,693,812	4,533	0.17	1,141,164	4,799	0.42
Total interest-earning assets	16,116,535	$655,017	4.06	16,757,867	$583,562	3.48	14,565,011	$611,506	4.20
Noninterest-earning assets	1,892,555			1,800,301			1,792,725
Total assets	$18,009,090			$18,558,168			$16,357,736
Interest-bearing liabilities:
Checking accounts	$6,002,530	$45,405	0.76%	$5,967,655	$22,615	0.38%	$4,577,137	$28,244	0.62%
Savings accounts	787,937	387	0.05	711,401	1,034	0.15	607,996	1,067	0.18
Money market accounts	2,130,908	21,562	1.01	2,584,386	13,580	0.53	2,368,980	21,089	0.89
Certificates of deposit	1,027,561	10,274	1.00	1,269,736	6,970	0.55	1,645,014	25,866	1.57
Total deposits	9,948,936	77,628	0.78	10,533,178	44,199	0.42	9,199,127	76,266	0.83
FHLB advances	150,890	2,017	1.34	362,192	2,038	0.56	613,251	4,170	0.68
Other borrowings - short-term	15,918	593	3.73	6,278	118	1.88	8,862	161	1.82
Other borrowings - long-term	266,746	13,858	5.20	287,860	15,129	5.26	215,627	12,301	5.70
Junior subordinated debentures	54,328	2,713	4.99	54,130	1,756	3.24	53,931	2,162	4.01
Total interest-bearing liabilities	10,436,818	96,809	0.93	11,243,638	63,240	0.56	10,090,798	95,060	0.94
Noninterest-bearing checking accounts	5,018,631			4,675,667			3,736,230
Noninterest-bearing liabilities	111,326			102,205			95,234
Stockholders’ equity	2,442,315			2,536,658			2,435,474
Total liabilities and equity	$18,009,090			$18,558,168			$16,357,736
Net interest income		$558,208			$520,322			$516,446
Interest rate spread			3.13%			2.92%			3.26%
Net interest margin (2)			3.46			3.10			3.55
Net interest income and margin (tax equivalent basis) (3)		$562,633	3.49		$524,260	3.13		$520,274	3.57
Average interest earning assets to interest bearing liabilities			154.42			149.04			144.34
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

	For the Year Ended December 31, 2022 v. 2021			For the Year Ended December 31, 2021 v. 2020
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
(dollars in thousands)	Volume	Rate		Volume	Rate
Interest-earning assets
Loans	$28,836	$25,443	$54,279	$8,109	$(39,263)	$(31,154)
Taxable securities	8,276	1,914	10,190	9,534	(5,930)	3,604
Nontaxable securities	1,717	299	2,016	329	(457)	(128)
Interest bearing deposits and other	(4,760)	9,730	4,970	3,784	(4,050)	(266)
Total interest-earning assets	$34,069	$37,386	$71,455	$21,756	$(49,700)	$(27,944)
Interest-bearing liabilities
Checking accounts	$133	$22,657	$22,790	$7,185	$(12,814)	$(5,629)
Savings accounts	108	(755)	(647)	167	(200)	(33)
Money market accounts	(2,731)	10,713	7,982	1,752	(9,261)	(7,509)
Certificates of deposit	(1,536)	4,840	3,304	(4,911)	(13,985)	(18,896)
Total deposits	(4,026)	37,455	33,429	4,193	(36,260)	(32,067)
FHLB advances	(1,674)	1,653	(21)	(1,490)	(642)	(2,132)
Other borrowings - short-term	289	186	475	(48)	5	(43)
Other borrowings - long-term	(1,100)	(171)	(1,271)	3,841	(1,013)	2,828
Junior subordinated debentures	6	951	957	8	(414)	(406)
Total interest-bearing liabilities	(6,505)	40,074	33,569	6,504	(38,324)	(31,820)
Net interest income	$40,574	$(2,688)	$37,886	$15,252	$(11,376)	$3,876

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

The following table presents the components of provision for credit losses:

	For the Years Ended December 31,
	2022	2021	2020
Provision for credit losses related to:
Loans	$5,268	$(12,609)	$42,993
Held to maturity securities	—	—	—
Off-balance sheet credit exposures	(778)	3,609	—
Total provision for credit losses	$4,490	$(9,000)	$42,993
The Company recorded a provision for credit losses on loans totaling $5.3 million during the year ended December 31, 2022. This is an increase of $17.9 million, or 141.8% compared to the $12.6 million negative provision for credit losses on loans recorded in 2021. Provision expense for loans is generally reflective of organic loan growth as well as charge-offs or specific credit allocations taken during the respective period. Provision expense is also impacted by the economic outlook and changes in macroeconomic variables. The provision recorded for the year ended December 31, 2022 was primarily related to loan growth during the year, while the prior year provision was negative primarily related to changes in the economic outlook specifically related to the COVID pandemic.
As discussed in Note 4. Securities, the Company reclassified a portion of its available for sale state and municipal portfolio to held to maturity during first quarter 2022 to limit future volatility due to expected increases in interest rates. The majority of securities in the held to maturity portfolio are guaranteed or insured. Therefore, there was no provision for credit losses on held to maturity securities recorded during 2022.
The Company recorded $778 thousand in negative provision for off-balance sheet credit exposures for the year ended December 31, 2022, compared to $3.6 million provision expense for the same period in 2021. Changes in the allowance for unfunded commitments are generally driven by the remaining unfunded amount and the expected utilization rate of a given loan segment. The decrease from prior period is due to lower expected remaining utilization on the single family construction and commercial loan portfolios.

Noninterest Income
The following table sets forth the major components of noninterest income for the years ended December 31, 2022, 2021 and 2020 and the period-over-period variations in such categories of noninterest income:

	For the Years Ended December 31,			Variance		Variance
(dollars in thousands)	2022	2021	2020	2022 v. 2021		2021 v. 2020
Noninterest income:
Service charges on deposit accounts	$12,204	$9,842	$9,303	$2,362	24.0%	$539	5.8%
Investment management fees	9,146	8,586	7,546	560	6.5	1,040	13.8
Mortgage banking revenue	8,938	23,157	36,491	(14,219)	(61.4)	(13,334)	(36.5)
Mortgage warehouse purchase program fees	2,676	6,908	6,088	(4,232)	(61.3)	820	13.5
(Loss) gain on sale of loans	(1,844)	56	356	(1,900)	N/M	(300)	N/M
Gain (loss) on sale of other real estate	—	63	(36)	(63)	N/M	99	N/M
Gain on sale of securities available for sale	—	13	382	(13)	N/M	(369)	N/M
(Loss) gain on sale and disposal of premises and equipment	(494)	(304)	370	(190)	N/M	(674)	N/M
Increase in cash surrender value of BOLI	5,371	5,209	5,347	162	3.1	(138)	(2.6)
Other	15,469	12,987	19,216	2,482	19.1	(6,229)	(32.4)
Total noninterest income	$51,466	$66,517	$85,063	$(15,051)	(22.6)%	$(18,546)	(21.8)%
____________
N/M - Not meaningful
Noninterest income decreased $15.1 million, or 22.6%, to $51.5 million for the year ended 2022 from $66.5 million for the year ended 2021. Significant changes in the components of noninterest income are discussed below.
Service charges on deposit accounts. Service charges on deposit accounts increased $2.4 million, or 24.0%, for the year ended December 31, 2022, as compared to the same period in 2021. The increase is primarily due to higher account analysis charges of $1.6 million due to growth in our commercial treasury products and also reflects higher overdraft charges that have returned to normalized levels after the pandemic.
Mortgage banking revenue. Mortgage banking revenue decreased $14.2 million, or 61.4% for the year ended December 31, 2022, as compared to the same period in 2021. The decrease is reflective of decreased demand and lower volumes, as well as narrower margins resulting from rate increases during 2022. Offsetting the decrease in mortgage banking revenue was a fair value gain on derivative hedging instruments of $1.9 million compared to a loss of $2.4 million during 2021.
Mortgage warehouse purchase program fees. Mortgage warehouse purchase program fees decreased $4.2 million, or 61.3% for the year ended December 31, 2022, as compared to the same period in 2021. The decrease is reflective of decreased demand and lower volumes, as well as narrower margins resulting from rate increases over the year.
(Loss) gain on sale of loans. The Company recognized $1.8 million loss on sale of loans during 2022, primarily due to a $1.5 million loss on the sale of a commercial real estate loan, which was sold at a discount.
Other noninterest income. Other noninterest income increased $2.5 million, or 19.1% or the year ended December 31, 2022, as compared to the same period in 2021. The increase was mainly due to a $794 thousand increase in earnings credits on our interest-bearing deposits held in correspondent banks, a $784 thousand excess benefit claim on a BOLI policy and increases in other miscellaneous income streams.

Noninterest Expense
The following table sets forth the major components of the Company’s noninterest expense for the years ended December 31, 2022, 2021 and 2020 and the period-over-period variations in such categories of noninterest expense:

	For the Years Ended December 31,			Variance		Variance
(dollars in thousands)	2022	2021	2020	2022 v. 2021		2021 v. 2020
Noninterest expense:
Salaries and employee benefits	$212,087	$180,336	$157,540	$31,751	17.6%	$22,796	14.5%
Occupancy	42,938	40,688	39,210	2,250	5.5	1,478	3.8
Communications and technology	24,937	22,355	23,113	2,582	11.5	(758)	(3.3)
FDIC assessment	6,883	5,865	6,912	1,018	17.4	(1,047)	(15.1)
Advertising and public relations	2,106	1,097	2,416	1,009	92.0	(1,319)	(54.6)
Other real estate owned expenses, net	31	4	487	27	N/M	(483)	(99.2)
Impairment of other real estate	—	—	784	—	—	(784)	(100.0)
Amortization of other intangible assets	12,491	12,580	12,671	(89)	(0.7)	(91)	(0.7)
Professional fees	15,571	15,530	12,630	41	0.3	2,900	23.0
Acquisition expense, including legal	—	—	16,225	—	—	(16,225)	(100.0)
Other	41,845	35,151	34,146	6,694	19.0	1,005	2.9
Total noninterest expense	$358,889	$313,606	$306,134	$45,283	14.4%	$7,472	2.4%
____________
N/M - not meaningful
Noninterest expense increased $45.3 million, or 14.4%, to $358.9 million for the year ended 2022 from $313.6 million for the year ended 2021. Significant changes in the components of noninterest expense are discussed below.
Salaries and employee benefits. Salaries and employee benefits expense, which historically has been the largest component of the Company’s noninterest expense, increased $31.8 million, or 17.6%, for the year ended December 31, 2022, compared to the year ended December 31, 2021. The change is primarily due to $22.2 million in higher salaries, bonus, payroll taxes, insurance expense and 401(k) match related to additional headcount, including executive and senior positions added during 2022 and the latter part of 2021. Additionally, severance and accelerated stock vesting expenses were higher in 2022, primarily due to $7.1 million in expenses related to a targeted reduction-in-force related to departmental and business line restructurings in fourth quarter, as well as $3.9 million recognized due to the separation of two executive officers during the year. Furthermore, deferred salaries expense, which also reduces salaries expense, was $5.1 million lower in 2022 compared to 2021 due to a higher volume of loan originations related to the second round of PPP that occurred in early 2021. Offsetting these changes was a $5.4 million reduction in mortgage commissions and incentives due to lower volumes for the year. In addition, the Company recognized a $1.0 million economic development incentive grant related to job growth, which was recorded as a reduction to salaries expense in 2022.
Occupancy. Occupancy expenses increased $2.3 million, or 5.5% for the year ended December 31, 2022, compared to the same period in 2021. The increase was primarily due to higher depreciation and property tax expense due to the opening of the second phase of the Company's headquarters campus in second quarter 2022.
Communications and technology. Communications and technology expense increased $2.6 million, or 11.5%, for the year ended December 31, 2022, compared to the same period in 2021. Communications and technology expenses were higher in the current year primarily due to $2.8 million higher data processing costs and software expenses related to various technology improvements and infrastructure projects.
Advertising and public relations. Advertising and public relations expense increased $1.0 million, or 92.0% for the year ended December 31, 2022, compared to same period in 2021. The increase was primarily due to increased sponsorships and events, which have normalized in 2022 compared to 2021, due to diminished pandemic-related concerns.

Other. Other noninterest expense for the year ended December 31, 2022 increased by $6.7 million, or 19.0%, compared to the same period in 2021. The increase in other noninterest expense is primarily due to asset impairment charges of $4.3 million during 2022 including an early lease termination for the former corporate operations facility, the write-off of capitalized software costs related a terminated infrastructure initiative project, and the write-off related to a correspondent bank relationship terminated during the year. Additionally, 2022 also reflects increases in employee recruitment fees, insurance expense, business development and other miscellaneous expenses.

Income Tax Expense
Income tax expense was $50.0 million for the year ended December 31, 2022, which is an effective tax rate of 20.3%. Income tax expense was $57.5 million for the year ended December 31, 2021, which is an effective tax rate of 20.4%.

Discussion and Analysis of Financial Condition
The following discussion and analysis summarizes the financial condition of the Company as of December 31, 2022 and 2021 and details certain changes between those periods.
Assets
The Company's total assets decreased by $474.2 million, or 2.5%, to $18.3 billion as of December 31, 2022 from $18.7 billion at December 31, 2021. The significant components of the total change are discussed below.
Loan Portfolio
The Company’s loan portfolio is the largest category of the Company’s earning assets. The following table presents the gross balance and associated percentage of each major category in the Company’s loan portfolio as of December 31, 2022 and 2021:

	2022		2021
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial (1)	$2,240,959	16.1%	$1,983,886	15.9%
Mortgage warehouse purchase loans	312,099	2.2	788,848	6.3
Real estate:
Commercial	7,817,447	56.2	6,617,455	53.1
Commercial construction, land and land development	1,231,071	8.8	1,180,181	9.5
Residential (2)	1,604,169	11.5	1,332,246	10.7
Single-family interim construction	508,839	3.7	380,627	3.0
Agricultural	124,422	0.9	106,512	0.8
Consumer	81,667	0.6	81,815	0.7
Total gross loans	$13,920,673	100.0%	$12,471,570	100.0%
____________
(1)    Includes SBA PPP loans of $5.0 million and $112.1 million at December 31, 2022 and 2021, respectively.
(2)    Includes loans held for sale of $11.3 million and $32.1 million at December 31, 2022 and 2021, respectively.
As of December 31, 2022, the Company's loan portfolio, before the allowance for credit losses, totaled $13.9 billion, which is an increase $1.4 billion or 11.6% over total gross loans as of December 31, 2021. Loans held for investment, excluding mortgage warehouse purchase loans, loans held for sale and PPP loans and net of loan sales increased $2.1 billion, or 18.1% for the year over year period. See Note 5. Loans, Net and Allowance for Credit Losses on Loans for more details on the Company's loan portfolio. The principal categories and changes in the loan portfolio are discussed below.

Commercial loans. The Company provides a mix of variable and fixed rate commercial loans. The loans are typically made to small-and medium-sized manufacturing, wholesale, retail, energy related service businesses and medical practices for working capital needs and business expansions. Commercial loans generally include lines of credit and loans with maturities of five years or less. The loans are generally made with operating cash flows as the primary source of repayment, but may also include collateralization by inventory, accounts receivable, equipment and/or personal guarantees. Additionally, our commercial loan portfolio includes PPP loans originated under the CARES Act and shared national credits (SNC).
The Company’s commercial loan portfolio increased $257.1 million, or 13.0%, to $2.2 billion as of December 31, 2022, from $2.0 billion as of December 31, 2021. The net increase in this portfolio type is primarily due to organic loan growth as well as a $231.9 million increase in energy-related loans offset by a decrease of $107.2 million in PPP loans related to SBA payoffs during the year.
Mortgage warehouse purchase loans. The Company’s mortgage warehouse purchase loan portfolio decreased $476.7 million, or 60.4%, to $312.1 million as of December 31, 2022, from $788.8 million as of December 31, 2021. The decrease in this portfolio type for the current year is primarily reflective of lower volumes related to mortgage interest rate increases and shorter dwell times during the period.
Commercial real estate loans (CRE). The commercial real estate loan portfolio has historically been the Company's largest category of loans, representing 56.2% and 53.1% of the total portfolio as of December 31, 2022 and 2021, respectively. Such loans generally involve less risk than other loans in the portfolio. The Company expects that commercial real estate loans will continue to be a significant portion of the Company’s total loan portfolio and an area of emphasis in the Company’s lending operations.
Commercial real estate loans increased $1.2 billion, or 18.1%, to $7.8 billion as of December 31, 2022 from $6.6 billion as of December 31, 2021. The increase was due to organic loan growth in this loan type during the year.
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
Commercial construction, land and land development loans increased slightly by $50.9 million, or 4.3% to $1.2 billion at December 31, 2022 from $1.2 billion at December 31, 2021, due to organic loan growth for the year.
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
The Company’s residential real estate loan portfolio increased by $271.9 million, or 20.4%, to a balance of $1.6 billion as of December 31, 2022 from $1.3 billion as of December 31, 2021. The increase in this category was primarily a result of organic loan growth.
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

The balance of single-family interim construction loans in the Company’s loan portfolio increased by $128.2 million, or 33.7%, to $508.8 million as of December 31, 2022 from $380.6 million as of December 31, 2021. The increase in this category was due to organic origination activity that exceeded repayments during the year.
Other Categories of Loans. Other categories of loans in the Company’s loan portfolio include agricultural loans made to farmers and ranchers relating to their operations and consumer loans made to individuals for personal purposes, including automobile purchase loans and personal loans. None of these categories of loans represents more than 1% of the Company’s total loan portfolio as of December 31, 2022 and 2021 and such categories continue to be a very small percentage of the Company's total loan portfolio.
Most of the Company’s lending activity occurs within the state of Texas, primarily in the north, central and southeast Texas regions and the state of Colorado, specifically along the Front Range area. As of December 31, 2022, loans in the North Texas region represented about 38% of the total portfolio, followed by the Colorado Front Range region at 25%, the Houston region at 24% and the Central Texas region at 13%. A large percentage of the Company’s portfolio consists of commercial and residential real estate loans. As of December 31, 2022 and 2021, there were no concentrations of loans related to a single industry in excess of 10% of total loans.
Loans by Maturity and Interest Rate Sensitivity
The following table sets forth the contractual maturities of the Company’s loan portfolio, including scheduled principal repayments and the distribution between fixed and adjustable interest rate loans as of December 31, 2022:

	Within One Year		One Year to Five Years		After Five Years to Fifteen Years		After Fifteen Years		Total
(dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate
Commercial	$68,122	$344,930	$273,241	$1,159,498	$119,039	$261,046	$15,083	$—	$475,485	$1,765,474
Mortgage warehouse purchase loans	312,099	—	—	—	—	—	—	—	312,099	—
Real estate:
Commercial real estate	382,393	149,995	3,719,391	864,789	538,667	1,858,210	3,980	300,022	4,644,431	3,173,016
Commercial construction, land and land development	139,036	214,781	350,416	340,864	34,958	117,195	—	33,821	524,410	706,661
Residential real estate	88,767	23,180	459,025	39,228	147,748	174,671	456,135	215,415	1,151,675	452,494
Single-family interim construction	52,093	279,797	26,995	39,793	34,576	25,942	—	49,643	113,664	395,175
Agricultural	7,851	9,022	62,706	3,445	4,688	26,636	619	9,455	75,864	48,558
Consumer	7,009	42,523	10,595	16,198	129	5,213	—	—	17,733	63,934
Total loans	$1,057,370	$1,064,228	$4,902,369	$2,463,815	$879,805	$2,468,913	$475,817	$608,356	$7,315,361	$6,605,312
At December 31, 2022, the average duration of the Company's loan portfolio was 2.5 years. The Company generally structures certain loans, like commercial and commercial real estate, with shorter-term loan maturities in order to match funding sources that will enable the Company to effectively manage the portfolio by providing the flexibility to respond to liquidity needs, changes in interest rates and changes in underwriting standards and loan structures, among other things. Due to the shorter-term nature of such loans, from time to time in the ordinary course of business and without any contractual obligation, the Company will renew or extend maturing lines of credit or refinance existing loans at their maturity dates based on customer practice and need. These renewals, extensions and refinancings are made in the ordinary course of business for customers that meet the normal level of credit standards. These requests are typically made by the customer to support their working capital needs for operations. Such borrowers are generally not experiencing financial difficulties and could obtain similar financing elsewhere. In connection with each renewal, extension or refinancing, the Company may require a principal reduction or an adjustment to the terms and structure to reflect the current market pricing/structuring for such loans or to remain competitive with other financial institutions.

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

	As of December 31,
(dollars in thousands)	2022	2021
Nonaccrual loans
Commercial	$22,565	$36,802
Commercial real estate	13,393	15,218
Commercial construction, land and land development	15	23
Residential real estate	1,582	1,592
Single-family interim construction	189	—
Consumer	8	38
Total nonaccrual loans (1)	37,752	53,673
Total loans delinquent 90 days or more and still accruing	843	1,790
Total troubled debt restructurings, not included in nonaccrual loans	1,494	1,875
Total nonperforming loans	40,089	57,338
Total other real estate owned and other repossessed assets	24,020	114
Total nonperforming assets	$64,109	$57,452

Total allowance for credit losses on loans	$148,787	$148,706
Total loans held for investment (2)	$13,597,264	$11,650,598
Total assets	$18,258,414	$18,732,648

Credit Ratios
Ratio of nonperforming loans to total loans held for investment	0.29%	0.49%
Ratio of nonperforming assets to total assets	0.35	0.31
Ratio of nonaccrual loans to total loans held for investment	0.28	0.46
Ratio of allowance for credit losses on loans to total loans held for investment	1.09	1.28
Ratio of allowance for credit losses on loans to nonaccrual loans	394.12	277.06
Ratio of allowance for credit losses on loans to total nonperforming loans	371.14	259.35
____________
(1)    Nonaccrual loans include troubled debt restructurings of $929 thousand and $1.0 million as of December 31, 2022 and 2021, respectively.
(2)    Excluding mortgage warehouse purchase loans of $312.1 million and $788.8 million and loans held for sale of $11.3 million and $32.1 million as of December 31, 2022 and 2021, respectively.
The Company had $37.8 million and $53.7 million in loans on nonaccrual status as of December 31, 2022 and 2021, respectively. The decrease from December 31, 2021 to December 31, 2022 was primarily due to the sale and partial payoff of a commercial nonaccrual loan of $9.9 million, the payoff and partial charge-off of a $11.8 million commercial loan and the foreclosure and partial charge-off of an $11.7 million commercial real estate property that was moved to other real estate owned during 2022 offset by the addition of a $12.3 million commercial real estate relationship, a $2.8 million commercial loan and other small net additions to nonaccrual.
The allowance for credit losses on loans as a percentage of nonperforming loans increased from 259.35% at December 31, 2021, to 371.14% at December 31, 2022, due primarily to the decrease in nonperforming loans as discussed above.
As of December 31, 2022, the Company had other real estate owned and other repossessed assets of $24.0 million, which is an increase of $23.9 million from $114 thousand at December 31, 2021, due to the foreclosure of the $11.7 million nonaccrual commercial real estate property mentioned above and also the foreclosure of a $12.9 million commercial real estate property that was both added to nonaccrual and foreclosed upon during the first half of 2022.

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
Analysis of the Allowance for Credit Losses - Loans
The following table sets forth the allowance for credit losses by category of loans:

	As of December 31,
	2022		2021
(dollars in thousands)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Commercial loans	$54,037	16.1%	$49,747	15.9%
Mortgage warehouse purchase loans	—	2.2	—	6.3
Real estate:
Commercial real estate	61,078	56.2	65,110	53.1
Construction, land and land development	17,696	8.8	23,861	9.5
Residential real estate	3,450	11.5	2,192	10.7
Single-family interim construction	11,817	3.7	7,222	3.0
Agricultural	207	0.9	106	0.8
Consumer	502	0.6	468	0.7
Total allowance for credit losses	$148,787	100.0%	$148,706	100.0%
____________
(1)    Represents the percentage of the Company’s total loans included in each loan category.
As of December 31, 2022, the allowance for credit losses amounted to $148.8 million, or 1.09%, of total loans held for investment, excluding mortgage warehouse purchase loans, compared with $148.7 million, or 1.28%, as of December 31, 2021. The percentage decrease during 2022 primarily reflects changes in the economic outlook, specifically related to the COVID pandemic, as well as reductions in specific credit loss allocations, as further discussed below.
As of December 31, 2022, the Company had specific credit loss allocations of $9.6 million on individually evaluated loans totaling $34.5 million, compared with specific credit loss allocations of $18.1 million on individually evaluated loans totaling $64.9 million as of December 31, 2021. The majority of the decrease in evaluated loans and specific credit loss allocations was due to two energy loans totaling $21.7 million with total credit loss allocations of $10.5 million, one of which was sold and the other was paid off with a partial charge-off during 2022. In addition, one $11.7 million commercial real estate loan was foreclosed during the year and another $7.7 million commercial real estate relationship with a $1.6 million credit loss allocation was paid off with a partial charge-off. These reductions were offset by the addition of a $12.3 million commercial real estate loan with a credit loss allocation of $1.2 million and $3.5 million increase in credit loss allocation on a commercial loan relationship.
The factors driving significant changes in credit loss allocations by segment over the year are discussed below.

The allowance allocated to commercial loans totaled $54.0 million, or 2.4% of total commercial loans as of December 31, 2022, compared to $49.7 million, or 2.5% of commercial loans as of December 31, 2021. The allowance for credit losses increased $4.3 million, or 8.6% for the period. Modeled expected credit losses increased $13.1 million while qualitative factors and other qualitative adjustments related to commercial loans decreased $1.2 million. The increase in modeled losses was primarily related to changes in Moody's macroeconomic variables used in our model related to elevated risks within the portfolio including economic uncertainty, such as inflationary pressures, weakening demand and labor challenges among other factors. Specific allocations for commercial loans that were evaluated for expected credit losses on an individual basis decreased $7.6 million from $16.0 million at December 31, 2021 to $8.4 million at December 31, 2022. The decrease in specific allocations for commercial loans was primarily related to principal payments received and the recognition of charge-offs related to two energy loans offset by the increase in specific allocation on another commercial loan as mentioned above.
The allowance allocated to commercial real estate loans totaled $61.1 million, or 0.8% of total commercial real estate loans as of December 31, 2022, compared to 65,110, or 1.0% of commercial real estate loans as of December 31, 2021. The allowance for credit losses decreased $4.0 million, or 6.2% despite a $1.2 billion increase in the commercial real estate portfolio over the year. Modeled expected credit losses increased $22.9 million while qualitative factors and other qualitative adjustments related to commercial real estate loans decreased $26.6 million. The increase in modeled losses was primarily related to increases in the non-owner occupied portion of that portfolio due to changes in Moody's macroeconomic variables used in our model related to elevated risks within the portfolio including potential deterioration of real estate values as well as factors such as inflation and labor and material shortages among other factors. The decrease in qualitative factors was due primarily to an overlay factor relating to the Covid-19 pandemic, as discussed above. Specific allocations for commercial real estate loans that were evaluated for expected credit losses on an individual basis decreased $344 thousand from December 31, 2021 to December 31, 2022.
The allowance allocated to construction, land and land development loans totaled $17.7 million, or 1.4% of total construction, land and land development loans as of December 31, 2022, compared to $23.9 million, or 2.0% of construction, land and land development loans as of December 31, 2021. The allowance for credit losses decreased $6.2 million, or 25.8% over the year. Modeled expected credit losses decreased $4.1 million and qualitative factors and other qualitative adjustments decreased $1.5 million. Specific allocations for construction, land and land development loans that were evaluated for expected credit losses on an individual basis decreased $562 thousand from December 31, 2021 to December 31, 2022.
The allowance allocated to single-family construction loans totaled $11.8 million, or 2.3% of total single-family construction loans as of December 31, 2022, compared to $7.2 million, or 1.9% of single-family construction loans as of December 31, 2021. The allowance for credit losses increased $4.6 million, or 63.6%. Modeled expected credit losses increased $5.0 million while qualitative factor and other qualitative adjustments related to single-family construction loans decreased $491 thousand. Specific allocations for single family construction loans that were evaluated for expected credit losses on an individual basis increased $43 thousand from December 31, 2021 to December 31, 2022.
Refer to Note 5. Loans, Net and Allowance for Credit Losses on Loans, in the notes to the Company's audited consolidated financial statements included elsewhere in this report for additional details of the allowance for credit losses on loans.

Additional information related to net charge-offs (recoveries) by loan type is presented in the table below.

	Net Charge-offs (Recoveries)	Average Loans	Ratio of Annualized Net Charge-offs (Recoveries) to Average Loans
2022
Commercial	$1,244	$2,104,991	0.06%
Mortgage warehouse purchase loans	—	428,409	—
Real estate:
Commercial	4,009	7,280,480	0.06
Commercial construction, land and land development	—	1,215,302	—
Residential	(75)	1,472,210	(0.01)
Single-family interim construction	—	449,488	—
Agricultural	—	116,760	—
Consumer	9	80,993	0.01
Total	$5,187	$13,148,633	0.04%
2021
Commercial	$6,797	$2,178,362	0.31%
Mortgage warehouse purchase loans	—	906,675	—
Real estate:
Commercial	375	6,374,508	0.01
Commercial construction, land and land development	126	1,190,934	0.01
Residential	(7)	1,340,382	—
Single-family interim construction	—	345,397	—
Agricultural	—	85,316	—
Consumer	129	80,067	0.16
Total	$7,420	$12,501,641	0.06%
2020
Commercial	$5,558	$2,297,372	0.24%
Mortgage warehouse purchase loans	—	819,049	—
Real estate:
Commercial	731	5,931,040	0.01
Commercial construction, land and land development	—	1,278,162	—
Residential	—	1,506,257	—
Single family-interim construction	82	347,954	0.02
Agricultural	—	90,483	—
Consumer	263	59,648	0.44
Total	$6,634	$12,329,965	0.05%

For the year ended December 31, 2022, net charge-offs totaled $5.2 million, which is 0.04% of the Company's average loans outstanding during the period, compared to net charge-offs of $7.4 million, or 0.06% of average loans for the year ended December 31, 2021. The majority of the charge-offs in 2022 were concentrated in the commercial real estate portfolio. Charge-offs in 2022 primarily consist of net charge-offs recorded at the foreclosure of two commercial real estate properties totaling $3.4 million and a $773 thousand partial charge-off of a commercial loan that was paid off.

The majority of the 2021 charge-offs consisted of two commercial loan charge-offs totaling $2.5 million and $3.4 million relating to an acquired PCD leasing portfolio, which were fully reserved through purchase accounting adjustments at acquisition and transitioned to the loan allowance under CECL.
Allowance for Credit Losses - Off-Balance Sheet Credit Exposures
The allowance for credit losses on off-balance sheet credit exposures is calculated under the CECL model, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. Off-balance sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed in Note 13. Off-Balance Sheet Arrangements, Commitments and Contingencies. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur based on historical utilization rates. At December 31, 2022 and 2021, the allowance for credit losses on off-balance sheet credit exposures was $3.9 million and $4.7 million, respectively.
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
The fair value of the Company's available for sale securities decreased $314.9 million, or 15.7%, to $1.7 billion at December 31, 2022 from $2.0 billion at December 31, 2021. The amortized cost of held to maturity securities was $207.1 million as of December 31, 2022. There were no securities held to maturity as of December 31, 2021. During the first quarter of 2022, the Company reclassified, at fair value, a portion of their available for sale obligations of state and municipal subdivisions to the held to maturity category, primarily to limit future volatility in equity due to potential increases in interest rates.
Total securities represented 10.4% and 10.7% of the Company’s total assets at December 31, 2022 and December 31, 2021, respectively. There were no sales of securities for the year ended December 31, 2022. The Company recognized net gains of $13 thousand on the sale of securities for the year ended December 31, 2021.
Certain investment securities are valued at less than their amortized cost. At December 31, 2022, the Company's review of all securities at an unrealized loss position determined that the losses resulted from factors not related to credit quality. This conclusion is based on the Company's analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors for each security type in the portfolio. The unrealized losses are generally due to increases in market interest rates. Furthermore, the Company has the intent to hold these securities until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their cost basis. The fair value is expected to recover as the securities approach their maturity date. As such, there is no allowance for credit losses on available for sale or held to maturity securities recognized as of December 31, 2022. Refer to Note 4. Securities for more information on the Company's analysis of credit losses on securities available for sale and held to maturity.
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

The following table sets forth the amount, scheduled maturities and weighted average yields for the Company’s investment portfolio as of December 31, 2022. Available for sale securities are presented at fair value and held to maturity securities are presented at amortized cost.

	Within One Year		One Year to Five Years		After Five Years to Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)
Securities Available for Sale
U.S. treasuries	$29,649	1.90%	$170,103	1.44%	$39,658	1.27%	$—	—%	$239,410	1.47%
Government agency securities	991	2.10	59,595	1.75	245,960	1.50	77,969	1.94	384,515	1.63
Obligations of state and municipal subdivisions	19,836	2.92	67,716	3.08	69,859	3.07	93,820	2.89	251,231	2.99
Corporate bonds	—	—	—	—	37,205	4.09	—	—	37,205	4.09
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	6	2.06	15,410	2.23	60,023	2.03	703,034	1.94	778,473	1.95
Other securities	450	2.44	500	2.10	—	—	—	—	950	2.26
Total	$50,932	2.31%	$313,324	1.89%	$452,705	2.01%	$874,823	2.04%	$1,691,784	2.01%

Securities Held to Maturity
Obligations of state and municipal subdivisions	$—	—%	$—	—%	$—	—%	$207,059	2.17%	$207,059	2.17%
____________
(1) Yields are based on amortized cost and calculated on a tax-equivalent basis assuming a 21% tax rate
Cash and Cash Equivalents
Cash and cash equivalents decreased by $2.0 billion, or 74.9% to $654.3 million at December 31, 2022 from $2.6 billion at December 31, 2021. Cash and cash equivalent balances can vary due to cash needs and volatility of several large title company and commercial accounts. In addition, the decrease in balances as of December 31, 2022 is due to the deployment of excess liquidity related to organic loan growth during the year.
Premises and Equipment, Net
Premises and equipment, net increased $47.3 million, or 15.4% to $355.4 million at December 31, 2022 from $308.0 million at December 31, 2021. The increase was due to completion of the second phase of the corporate headquarters in mid-2022 as further discussed in Item 2. Properties.
Liabilities
Total liabilities decreased $283.0 million, or 1.8%, to $15.9 billion as of December 31, 2022, from $16.2 billion as of December 31, 2021 with significant components discussed below.

Deposits
Total deposits decreased $432.5 million, or 2.8%, to $15.1 billion as of December 31, 2022 from $15.6 billion as of December 31, 2021. The decrease is primarily due to lower money market accounts and noninterest-bearing demand accounts for the year over year period. In addition, the decrease was due to the winding down of the bankruptcy trustee deposit vertical early in 2022. Noninterest-bearing demand deposits totaled $4.7 billion, or 31.3% of total deposits, as of December 31, 2022, compared with $5.1 billion, or 32.6% of total deposits, as of December 31, 2021. The total cost of deposits increased 23 basis points from 0.29% for the year ended December 31, 2021 to 0.52% for the year ended December 31, 2022. The average cost of interest-bearing deposits was 0.78% for 2022 compared with 0.42% for 2021. The increase in cost of funds is reflective of higher rates on deposit products as a result of Fed Funds rate increases over the year.
Brokered deposits totaled $528.9 million and $909.7 million at December 31, 2022 and 2021, respectively. The decrease in brokered deposits is due to reduced liquidity from the prior year as well as more competition due to interest rate increases over the year.
The following table summarizes the Company’s average deposit balances and weighted average rates for the periods presented:

	For the Years Ended December 31,
	2022		2021		2020
(dollars in thousands)	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Deposit Type
Noninterest-bearing demand accounts	$5,018,631	—%	$4,675,667	—%	$3,736,230	—%
Interest-bearing checking accounts	6,002,530	0.76	5,967,655	0.38	4,577,137	0.62
Savings accounts	787,937	0.05	711,401	0.15	607,996	0.18
Money market accounts	2,130,908	1.01	2,584,386	0.53	2,368,980	0.89
Certificates of deposit, including individual retirement accounts (IRA)	1,027,561	1.00	1,269,736	0.55	1,645,014	1.57
Total deposits	$14,967,567	0.52%	$15,208,845	0.29%	$12,935,357	0.59%
The following table sets forth the maturity of time deposits (including IRA deposits) greater than $250 thousand as of December 31, 2022:

	Maturity within:
(dollars in thousands)	Three Months	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
Individual retirement accounts	$684	$575	$5,157	$362	$6,778
Certificates of deposit (excluding CDARS)	52,974	78,874	296,514	234,375	662,737
Total	$53,658	$79,449	$301,671	$234,737	$669,515
The estimated amount of uninsured and uncollateralized deposits including related accrued interest is approximately $8.3 billion and $8.9 billion as of December 31, 2022 and 2021, respectively.
FHLB Advances
The Company’s FHLB borrowings totaled $300.0 million as of December 31, 2022, compared with $150.0 million as of December 31, 2021. The change in FHLB borrowings from prior year reflects the use of short-term FHLB advances as needed for liquidity. See further details of FHLB advances, including collateral and letters of credit in Note 9. Federal Home Loan Bank Advances.

Other Borrowings
As of December 31, 2022 and 2021, the Company had $267.1 million and $266.4 million, respectively, of long-term indebtedness (other than FHLB advances and junior subordinated debentures) outstanding, which included subordinated debentures. The slight increase from December 31, 2021 to December 31, 2022 was due to the discount accretion and fee amortization on the debentures. In addition, the Company had zero and $17.0 million of short-term borrowings outstanding on its $100.0 million revolving line of credit as of December 31, 2022 and 2021, respectively. There are no borrowings outstanding as of February 21, 2023. See Note 10. Other Borrowings for further details of the Company's other borrowings.

Capital Resources and Liquidity Management
Capital Resources
The Company’s stockholders’ equity is influenced by the Company’s earnings, common stock repurchased by the Company makes, common stock granted and forfeitured, stock based compensation expense, the dividends the Company pays on its common stock, and any changes in other comprehensive income relating to available for sale securities and cash flow hedges.
Total stockholder’s equity was $2.4 billion at December 31, 2022, compared with $2.6 billion at December 31, 2021, a decrease of approximately $191.3 million. The decrease was primarily due to a decrease of $217.8 million in other comprehensive income (loss), stock repurchased by the Company totaling $119.7 million and dividends paid of $63.7 million offset by net income earned for the year totaling $196.3 million and stock based compensation of $13.7 million.
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
Stock Repurchase Program. From time to time, the Company's board of directors has authorized stock repurchase programs which allow the Company to purchase its common stock generally over a one-year period at various prices in the open market or in privately negotiated transactions. The 2022 Stock Repurchase Plan was approved in December 2021 and provided for up to $160.0 million in repurchases of Company common stock through December 31, 2022. During 2022, the Company repurchased 1,651,236 shares at a total cost of $116.0 million. Under a prior plan, the Company repurchased 419,098 shares of Company stock at a total cost of $29.2 million during 2021. See Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, in this report for additional information.
In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was enacted. Among other things, the IRA imposes a new 1% excise tax on the fair market value of stock repurchased after December 31, 2022 by publicly traded U.S. corporations. With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including shares issued pursuant to compensatory arrangements.
In January 2023, the Company's Board approved the 2023 Stock Repurchase Plan, which provides for the repurchase of common stock up to $125.0 million through December 31, 2023. No shares have been repurchased under the 2023 Plan through February 17, 2023.

Liquidity Management
Liquidity refers to the measure of the Company’s ability to meet current and future cash flow requirements as they become due, while at the same time meeting the Company’s operating, capital and strategic cash flow needs, all at a reasonable cost. The Company’s asset and liability management policy is intended to maintain adequate liquidity and, therefore, enhance the Company’s ability to raise funds to support asset growth, meet deposit withdrawals and lending needs, maintain reserve requirements, and otherwise sustain operations. The Company accomplishes this through management of the maturities of the Company’s interest-earning assets and interest-bearing liabilities. The Company believes that its present position is adequate to meet the current and future liquidity needs.
The Company continuously monitors its liquidity position to ensure that assets and liabilities are managed in a manner that will meet all of the Company’s short-term and long-term cash requirements. The Company manages its liquidity position to meet the daily cash flow needs of customers, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of the Company’s shareholders. The Company also monitors its liquidity requirements in light of interest rate trends, changes in the economy, and the scheduled maturity and interest rate sensitivity of the investment and loan portfolios and deposits.
Liquidity risk management is an important element in the Company’s asset/liability management process. The Company’s short-term and long-term liquidity requirements are primarily to fund on-going operations, including payment of interest on deposits and debt, extensions of credit to borrowers, capital expenditures and shareholder dividends. These liquidity requirements are met primarily through cash flow from operations, redeployment of pre-paid and maturing balances in the Company’s loan and investment portfolios, debt financing and increases in customer deposits. The Company’s liquidity position is supported by management of liquid assets and liabilities and access to alternative sources of funds. Liquid assets include cash, interest-bearing deposits in banks, federal funds sold, securities available for sale and maturing or prepaying balances in the Company’s investment and loan portfolios. Liquid liabilities include core deposits, brokered deposits, federal funds purchased and other borrowings. Other sources of liquidity include the sale of loans, the ability to acquire additional national market non-core deposits, the issuance of additional collateralized borrowings such as FHLB advances, the issuance of debt securities, borrowings through the Federal Reserve’s discount window and the issuance of equity securities. For additional information regarding the Company’s operating, investing and financing cash flows, see the Consolidated Statements of Cash Flows provided in the Company’s consolidated financial statements.
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
In the ordinary course of the Company’s operations, the Company has entered into certain contractual obligations and has made other commitments to make future payments. The Company believes that it will be able to meet its contractual obligations as they come due through the maintenance of adequate cash levels. The Company expects to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity and continued deposit gathering activities. The Company has in place various borrowing mechanisms for both short-term and long-term liquidity needs. Refer to the accompanying notes to consolidated financial statements elsewhere in this report for the expected timing of such obligations as of December 31, 2022. These include payments related to (a) time deposits with stated maturity dates (Note 8. Deposits), (b) short and long term borrowings (Note 9. Federal Home Loan Bank Advances, Note 10. Other Borrowings and Note 11. Junior Subordinated Debentures), (c) operating leases (Note 12. Leases) and (d) commitments to extend credit and standby letters of credit (Note 13. Off-Balance Sheet Arrangements, Commitments and Contingencies).

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
The amount of each allowance account represents management's best estimate of current expected credit losses on such financial instruments using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, credit quality, or term as well as for changes in environmental conditions, such as changes in unemployment rates, interest rates, gross domestic product, property values or other relevant factors. The Company utilizes Moody’s Analytics economic forecast scenarios and assigns probability weighting to those scenarios which best reflect management’s views on the economic forecast.

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
Further information regarding Company policies and methodology used to estimate the allowance for credit losses is presented in Note 1. Summary of Significant Accounting Policies, Note 5. Loans, Net and Allowance for Credit Losses on Loans and Note 13. Off-Balance Sheet Arrangements, Commitments and Contingencies.

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
Asset/Liability Management and Interest Rate Risk
The principal objective of the Company’s asset and liability management function is to measure, monitor, and control the interest rate risk within the balance sheet and a neutral interest rate risk position while maximizing net income and preserving adequate levels of liquidity and capital. The Risk Oversight Committee of the Board of Directors has oversight of the asset and liability management function, which is managed by the Company’s Treasurer. The Treasurer meets with the Company’s Chief Financial Officer and senior executive management team regularly to review, among other things, the sensitivity of the Company’s assets and liabilities to interest rate changes, as well as local and national market conditions.That group also reviews the liquidity, deposit mix, loan mix and investment positions of the Company.

The Company’s management and the Board of Directors are responsible for employing risk management policies that monitor and limit the Company’s exposure to interest rate risk. Interest rate risk is measured using net interest income simulations and market value of equity analyses. These analyses use various assumptions, including the magnitude and timing of interest rate changes, yield curve shape, prepayments on loans and securities and deposits, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows.
Instantaneous parallel rate shift scenarios, known as rate shocks, are modeled and utilized to evaluate risk and establish exposure limits for acceptable changes in net interest margin.
The Company also analyzes the economic value of equity as an additional measure of interest rate risk. This is a complementary measure to net interest income where the calculated value is the result of the market value of assets less the market value of liabilities. The economic value of equity is a longer term view of interest rate risk because it measures the present value of the future cash flows. The impact of changes in interest rates on this calculation is analyzed for the risk to the Company’s future earnings and is used in conjunction with the analyses on net interest income. The Company also runs customized scenarios to aid in decision making as well as stress test assumptions to confirm that the outputs are reasonable.
The Company conducts periodic analyses of its sensitivity to interest rate risk through the use of a third-party proprietary interest-rate sensitivity model that is run internally and has been customized to the Company's specifications. The analyses conducted by use of that model are based on current information regarding the Company's actual interest-earnings assets, interest-bearing liabilities, capital and other financial information that it supplies. The Company uses the information in the model to aid in its risk management framework surrounding the net interest margin.
The Company’s asset liability management model indicated that it was in an asset sensitive position in terms of its income simulation as of December 31, 2022. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income over twelve months based on the interest rate risk model as of December 31, 2022:

Hypothetical Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
200	5.84%
100	3.16
(100)	(2.32)
The Company's model indicates that its projected balance sheet at December 31, 2022 is less asset sensitive in comparison to its balance sheet as of December 31, 2021. The shift to a less asset sensitive position was primarily due to the deployment of interest bearing cash deposits (primarily amounts held in an interest-bearing account at the Federal Reserve) to loans during 2022. Interest-bearing deposits are more immediately impacted by changes in interest rates in comparison to our other categories of earning assets.
These are good faith estimates and assume that the composition of the Company’s interest sensitive assets and liabilities existing at each year-end is held consistent. Additionally, the forecast takes into consideration the future maturities and contractual interest rate repricing over the relevant twelve-month measurement period. Lastly, the model assumes that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities.This analysis does not contemplate any actions that the Company might undertake in response to changes in market interest rates. As a result, the Company believes these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities re-price in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, the Company anticipates that future results will likely be different from the foregoing estimates, and such differences could be material.

As part of the Company’s asset/liability management strategy, the Company’s management has emphasized the origination of shorter duration loans to limit the negative exposure to rate changes. The average duration of the loan portfolio is 2.5 years. The Company’s strategy with respect to liabilities has been to emphasize transaction accounts, particularly noninterest or low interest-bearing non-maturing deposit accounts, which are less sensitive to changes in interest rates. In response to this strategy, non-maturing deposit accounts have been a large portion of total deposits and totaled 90.6% and 93.2% of total deposits as of December 31, 2022 and 2021, respectively. The Company had brokered deposits, including CDARS totaling $528.9 million and $909.7 million, at December 31, 2022 and 2021, respectively. The Company intends to focus on the strategy of increasing noninterest or low interest-bearing non-maturing deposit accounts, but may consider the use of brokered deposits as a stable source of lower cost funding.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements, the reports thereon, the notes thereto and supplementary data commence at page 76 of this Annual Report on Form 10-K.

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
As of December 31, 2022, management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission (2013 framework). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting, as of December 31, 2022, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Attestation report of the registered public accounting firm. The Company’s independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K has issued an attestation report on the Company’s internal control over financial reporting. The attestation report of RSM US LLP, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2022, appears below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Independent Bank Group, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Independent Bank Group, Inc.'s (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and our report dated February 21, 2023 expressed an unqualified opinion.

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
February 21, 2023

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is incorporated herein by reference to the information under the captions “Election of Directors,” “Our Board of Directors,” “Identification & Evaluation of Director Candidates,” “Nominee for Election,” “Continuing Directors,” “Executive Officers,” “Board Governance,” “Stock Ownership of Directors, Nominees, Executive Officers and Principal Shareholders,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its 2023 Annual Meeting of Shareholders (the “2023 Proxy Statement”) to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated herein by reference to the information under the caption "Compensation Discussion & Analysis” in the 2023 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Certain information required by this Item 12 is included under “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The other information required by this Item is incorporated herein by reference to the information under the caption “Stock Ownership of Directors, Nominees, Executive Officers and Principal Shareholders” in the 2023 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated herein by reference to the information under the captions “Election of Directors,” “Board Governance-Director Independence” and “Related Person and Certain Other Transactions” in the 2023 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is RSM US LLP, Dallas, Texas, Auditor Firm ID: 49.
The information required by this Item 14 is incorporated herein by reference to the information under the caption “Fees Paid to Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policies and Procedures” in the 2023 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements. Reference is made to the Consolidated Financial Statements, the report thereon and the notes thereto commencing at page 76 of this Annual Report on Form 10-K. Set forth below is an index of such Consolidated Financial Statements:
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
3.6
Certificate of Merger, dated January 2, 2014, of Live Oak Financial Corp. with and into Independent Bank Group, Inc. (incorporated herein by reference to Exhibit 3.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-196627 filed with the SEC on June 25, 2014 (the “Form S-3 Registration Statement”))

3.7
Certificate of Merger, dated April 15, 2014, of BOH Holdings, Inc. with and into Independent Bank Group, Inc. (incorporated herein by reference to Exhibit 3.6 to Amendment No. 1 to the Form S-3 Registration Statement filed with the SEC on June 25, 2014)

3.8
Certificate of Merger, dated September 30, 2014, of Houston City Bancshares, Inc. with and into Independent Bank Group, Inc. (incorporated by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2015, filed with the SEC on July 31, 2015)

3.9
Certificate of Merger, dated March 31, 2017, of Carlile Bancshares, Inc. with and into Independent Bank Group, Inc. (incorporated by reference to Exhibit 3.8 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2017 filed with the SEC on April 27, 2017)

3.10
Certificate of Merger, dated October 23, 2017, of Washington Investment Company with and into Independent Bank Group, Inc. (incorporated by reference to Exhibit 3.9 to the Registrant’s Current Report on Form 10-Q filed with the SEC on July 26, 2018)

3.11
Certificate of Merger, dated May 31, 2018, of Integrity Bancshares, Inc. with and into Independent Bank Group, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 10-Q filed with the SEC on July 26, 2018)

3.12
Certificate of Merger, dated December 27, 2018, but effective January 1, 2019, of Guaranty Bancorp with and into Independent Bank Group, Inc. (incorporated herein by reference to Exhibit 3.10 to the Company’s Annual Report on Form 10-K for the year December 31, 2018, filed with the SEC on February 28, 2019)

4.1
Form of certificate representing shares of the Company’s common stock (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Form S-1 Registration Statement filed with the SEC on March 18, 2013)

4.2
Subordinated Debt Indenture, dated as of June 25, 2014, between Independent Bank Group, Inc. and Wells Fargo Bank, National Association, in its capacity as Indenture Trustee (incorporated herein by reference to Exhibit 4.6 to Amendment No. 1 to the S‑3 Registration Statement filed with the SEC on June 25, 2014)

4.3
First Supplemental Indenture, dated as of July 17, 2014, between Independent Bank Group, Inc. and Wells Fargo Bank, National Association, in its capacity as Indenture Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated July 17, 2014)

4.4
Second Supplemental Indenture, dated as of December 19, 2017, between Independent Bank Group, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8‑K, dated December 19, 2017)

4.5
Third Supplemental Indenture, dated as of September 15, 2020, between Independent Bank Group, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 15, 2020)

4.6
Form of Global Note to represent the 5.875% Subordinated Notes due August 1, 2024, of the Company (incorporated herein by reference to Exhibit 4.5 in the Company’s Quarterly Report on Form 10‑Q, for the quarter ended September 30, 2017, filed with the SEC on October 26, 2017)

4.7
Form of Global Note to represent the 5.875% Subordinated Notes due August 1, 2024, of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated June 22, 2016)

4.8
Form of 5.00% Fixed-to-Floating Rate Subordinated Note due December 31, 2027 (incorporated by reference to Exhibit 4.2 to Independent Bank Group, Inc.’s Current Report on Form 8-K dated December 19, 2017)

4.9
Form of 4.00% Fixed-to-Floating Rate Subordinated Notes due 2030 (incorporated by reference to Exhibit 4.3 (included in exhibit 4.2) to the Company’s Current Report on Form 8-K dated September 15, 2020)

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

4.11
Adoption Agreement for Independent Financial 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 4.1(a) to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2022, filed with the SEC on July 26, 2022)

4.12
Independent Financial 401(k) Profit Sharing Plan Document (incorporated by reference to Exhibit 4.1(b) to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2022, filed with the SEC on July 26, 2022)

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
Form of Restricted Stock Agreement for Directors under the Independent Bank Group 2013 Equity Incentive Plan for grants made to directors on June 3, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2021, filed with the SEC on July 28, 2021)

10.3(h)
2022 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed with the SEC on May 27, 2022 (Registration No. 333-265270) (the “Form S-8 Registration Statement))

10.3(i)	Employee Time-Based Restricted Stock Agreement (incorporated by reference to Exhibit 99.2 to the Form S-8 Registration Statement)
10.3(j)	Executive Leadership Team Time-Based Restricted Stock Agreement (incorporated by reference to Exhibit 99.3 to the Form S-8 Registration Statement)

10.3(k)	Executive Leadership Team Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 99.4 to the Form S-8 Registration Statement)
10.3(l)	Director Time-Based Restricted Stock Agreement (incorporated by reference to Exhibit 99.5 to the Form S-8 Registration Statement)
10.3(m)
Employee Time-Based Restricted Stock Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2022, filed with the SEC on October 25, 2022)

10.3(n)
Executive Leadership Team Time-Based Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2022, filed with the SEC on with the SEC on October 25, 2022)

10.3(o)
Executive Leadership Team Performance Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the Quarter end September 30, 2022, filed with the SEC on October 25, 2022)

10.3(p)
Director Time-Based Restricted Stock Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2022, filed with the SEC on October 25, 2022)

10.4(a)
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
Third Amendment to Credit Agreement between Independent Bank Group, Inc. and U.S. Bank National Association, dated January 17, 2022 (incorporated by reference to Exhibit 10.4(f) to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2021 filed with the SEC on February 25, 2022)

10.4(g)
Fourth Amendment to Credit Agreement between Independent Bank Group, Inc. and U.S Bank National Association, dated February 16, 2022 (incorporated by reference to Exhibit 10.4(g) to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2021 filed with the SEC on February 25, 2022)

10.4(h)*	Fifth Amendment to Credit Agreement between Independent Bank Group, Inc. and US Bank National Association, dated February 16, 2023
10.5
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

10.6(b)*	Schedule of Executive Officers who have executed a Change in Control Agreement
10.7
Separation Agreement and Release dated July 28 2022 by and between Michelle S. Hickox and Independent Bank and joined in by the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed with the SEC on October 25, 2022)

21.1	Subsidiaries of Independent Bank Group, Inc. (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K/A dated March 6, 2020)
23.1*	Consent of RSM US LLP, Independent Registered Public Accounting Firm of Independent Bank Group, Inc.*

31.1*	Chief Executive Officer Section 302 Certification
31.2*	Chief Financial Officer Section 302 Certification
32.1***	Chief Executive Officer Section 906 Certification
32.2***	Chief Financial Officer Section 906 Certification
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)

*	Filed herewith as an Exhibit

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Independent Bank Group, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Independent Bank Group, Inc. and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 21, 2023 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans
As described in Notes 1 and 5 of the financial statements, the Company’s allowance for credit losses on loans totaled $148.8 million as of December 31, 2022. The allowance for credit losses on loans is measured on a collective basis for portfolios of loans when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. For determining the appropriate allowance for credit losses on a collective basis, the loan portfolio is segmented into pools based upon similar risk characteristics and a lifetime loss-rate model is utilized. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, credit quality, or term as well as changes in environmental conditions, such as changes in unemployment rates, gross domestic product, property values or other relevant factors. Management has determined that they are reasonably able to forecast the macroeconomic variables used in the modeling processes with an acceptable degree of confidence for a total of two years then encompassing a reversion process whereby the forecasted macroeconomic variables are reverted to their historical mean utilizing a rational, systematic basis. Management qualitatively adjusts model results for risk factors that are not considered within the modeling processes but are nonetheless relevant in assessing the expected credit losses within the loan pools. These qualitative factor adjustments may increase or decrease management's estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk. The determination of the forecasts and qualitative factors requires a significant amount of judgment by management and the estimate is highly sensitive to changes in significant assumptions.

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
◦Evaluating whether management’s conclusions were consistent with Company provided internal data and external or independently sourced data and agreeing the impact to the allowance calculation.

/s/ RSM US LLP

We have served as the Company's auditor since 2001.

Dallas, Texas
February 21, 2023

Independent Bank Group, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2022 and 2021
(Dollars in thousands, except share information)

	December 31,
Assets	2022	2021
Cash and due from banks	$134,183	$243,926
Interest-bearing deposits in other banks	520,139	2,364,518
Cash and cash equivalents	654,322	2,608,444
Certificates of deposit held in other banks	496	3,245
Securities available for sale, at fair value	1,691,784	2,006,727
Securities held to maturity, net of allowance for credit losses of $0 and $0, respectively	207,059	—
Loans held for sale (includes $10,612 and $28,249 carried at fair value, respectively)	11,310	32,124
Loans, net of allowance for credit losses of $148,787 and $148,706, respectively	13,760,576	12,290,740
Premises and equipment, net	355,368	308,023
Other real estate owned	23,900	—
Federal Home Loan Bank (FHLB) of Dallas stock and other restricted stock	23,436	21,573
Bank-owned life insurance (BOLI)	240,448	235,637
Deferred tax asset	78,669	26,178
Goodwill	994,021	994,021
Other intangible assets, net	62,999	75,490
Other assets	154,026	130,446
Total assets	$18,258,414	$18,732,648

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$4,736,830	$5,066,588
Interest-bearing	10,384,587	10,487,320
Total deposits	15,121,417	15,553,908
FHLB advances	300,000	150,000
Other borrowings	267,066	283,371
Junior subordinated debentures	54,419	54,221
Other liabilities	130,129	114,498
Total liabilities	15,873,031	16,155,998
Commitments and contingencies
Stockholders’ equity:
Preferred stock (0 and 0 shares outstanding, respectively)	—	—
Common stock (41,190,677 and 42,756,234 shares outstanding, respectively)	412	428
Additional paid-in capital	1,959,193	1,945,497
Retained earnings	638,354	625,484
Accumulated other comprehensive (loss) income	(212,576)	5,241
Total stockholders’ equity	2,385,383	2,576,650
Total liabilities and stockholders’ equity	$18,258,414	$18,732,648
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2022, 2021 and 2020
(Dollars in thousands, except per share information)

	Years Ended December 31,
	2022	2021	2020
Interest income:
Interest and fees on loans	$602,210	$547,931	$579,085
Interest on taxable securities	32,944	22,754	19,150
Interest on nontaxable securities	10,360	8,344	8,472
Interest on interest-bearing deposits and other	9,503	4,533	4,799
Total interest income	655,017	583,562	611,506
Interest expense:
Interest on deposits	77,628	44,199	76,266
Interest on FHLB advances	2,017	2,038	4,170
Interest on other borrowings	14,451	15,247	12,462
Interest on junior subordinated debentures	2,713	1,756	2,162
Total interest expense	96,809	63,240	95,060
Net interest income	558,208	520,322	516,446
Provision for credit losses	4,490	(9,000)	42,993
Net interest income after provision for credit losses	553,718	529,322	473,453
Noninterest income:
Service charges on deposit accounts	12,204	9,842	9,303
Investment management fees	9,146	8,586	7,546
Mortgage banking revenue	8,938	23,157	36,491
Mortgage warehouse purchase program fees	2,676	6,908	6,088
(Loss) gain on sale of loans	(1,844)	56	356
Gain (loss) on sale of other real estate	—	63	(36)
Gain on sale of securities available for sale	—	13	382
(Loss) gain on sale and disposal of premises and equipment	(494)	(304)	370
Increase in cash surrender value of BOLI	5,371	5,209	5,347
Other	15,469	12,987	19,216
Total noninterest income	51,466	66,517	85,063
Noninterest expense:
Salaries and employee benefits	212,087	180,336	157,540
Occupancy	42,938	40,688	39,210
Communications and technology	24,937	22,355	23,113
FDIC assessment	6,883	5,865	6,912
Advertising and public relations	2,106	1,097	2,416
Other real estate owned expenses, net	31	4	487
Impairment of other real estate	—	—	784
Amortization of other intangible assets	12,491	12,580	12,671
Professional fees	15,571	15,530	12,630
Acquisition expense, including legal	—	—	16,225
Other	41,845	35,151	34,146
Total noninterest expense	358,889	313,606	306,134
Income before taxes	246,295	282,233	252,382
Income tax expense	50,004	57,483	51,173
Net income	$196,291	$224,750	$201,209
Basic earnings per share	$4.71	$5.22	$4.67
Diluted earnings per share	$4.70	$5.21	$4.67
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2022, 2021 and 2020
(Dollars in thousands)

	Years Ended December 31,
	2022	2021	2020
Net income	$196,291	$224,750	$201,209
Other comprehensive (loss) income:
Unrealized (losses) gains on securities:
Unrealized (losses) gains arising during the period, excluding the change attributable to available for sale securities reclassified to held to maturity	(265,551)	(38,292)	21,540
Tax effect	(55,766)	(8,041)	4,210
Unrealized (losses) gains arising during the period, net of tax, excluding the change attributable to available for sale securities reclassified to held to maturity	(209,785)	(30,251)	17,330
Change in net unamortized gains on available for sale securities reclassified into held to maturity securities	(21)	—	—
Tax effect	(4)	—	—
Change in net unamortized gains on available for sale securities reclassified into held to maturity securities, net of tax	(17)	—	—
Reclassification of amount of gains realized through sale of securities	—	(13)	(382)
Tax effect	—	(3)	(75)
Reclassification of amount of gains realized through sale of securities, net of tax	—	(10)	(307)
Change in unrealized (losses) gains on securities, net of tax	(209,802)	(30,261)	17,023

Unrealized losses on derivative financial instruments:
Unrealized holding losses arising during the period	(10,916)	(455)	—
Tax effect	(2,292)	(96)	—
Unrealized losses arising during the period, net of tax	(8,624)	(359)	—
Reclassification of amount of losses (gains) recognized into income	771	(597)	—
Tax effect	162	(125)	—
Reclassification of amount of losses (gains) recognized into income, net of tax	609	(472)	—
Change in unrealized losses on derivative financial instruments	(8,015)	(831)	—
Other comprehensive (loss) income, net of tax	(217,817)	(31,092)	17,023
Comprehensive (loss) income	$(21,526)	$193,658	$218,232
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2022, 2021 and 2020
(Dollars in thousands, except for par value, share and per share information)

	Preferred Stock $0.01 Par Value 10 million shares authorized	Common Stock $0.01 Par Value 100 million shares authorized		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance, December 31, 2019	$—	42,950,228	$430	$1,926,359	$393,674	$19,310	$2,339,773
Net income	—	—	—	—	201,209	—	201,209
Other comprehensive income, net of tax	—	—	—	—	—	17,023	17,023
Common stock repurchased	—	(112,499)	(1)	—	(5,818)	—	(5,819)
Restricted stock forfeited	—	(10,915)	—	—	—	—	—
Restricted stock granted	—	310,290	2	(2)	—	—	—
Stock based compensation expense	—	—	—	8,450	—	—	8,450
Cash dividends ($1.05 per share)	—	—	—	—	(45,265)	—	(45,265)
Balance, December 31, 2020	$—	43,137,104	$431	$1,934,807	$543,800	$36,333	$2,515,371
Cumulative effect of change in accounting principle	—	—	—	—	(53,880)	—	(53,880)
Adjusted beginning balance	—	43,137,104	431	1,934,807	489,920	36,333	2,461,491
Net income	—	—	—	—	224,750	—	224,750
Other comprehensive loss, net of tax	—	—	—	—	—	(31,092)	(31,092)
Common stock repurchased	—	(461,068)	(4)	—	(32,128)	—	(32,132)
Restricted stock forfeited	—	(35,265)	—	—	—	—	—
Restricted stock granted	—	115,463	1	(1)	—	—	—
Stock based compensation expense	—	—	—	10,691	—	—	10,691
Cash dividends ($1.32 per share)	—	—	—	—	(57,058)	—	(57,058)
Balance, December 31, 2021	$—	42,756,234	$428	$1,945,497	$625,484	$5,241	$2,576,650
Net income	—	—	—	—	196,291	—	196,291
Other comprehensive loss, net of tax	—	—	—	—	—	(217,817)	(217,817)
Common stock repurchased	—	(1,704,324)	(17)	—	(119,729)	—	(119,746)
Restricted stock forfeited	—	(10,393)	—	—	—	—	—
Restricted stock granted	—	149,160	1	(1)	—	—	—
Stock based compensation expense	—	—	—	13,697	—	—	13,697
Cash dividends ($1.52 per share)	—	—	—	—	(63,692)	—	(63,692)
Balance, December 31, 2022	$—	41,190,677	$412	$1,959,193	$638,354	$(212,576)	$2,385,383
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2022, 2021 and 2020
(Dollars in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$196,291	$224,750	$201,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	14,934	12,385	12,728
Accretion income recognized on loans	(10,022)	(21,174)	(30,378)
Amortization of other intangibles assets	12,491	12,580	12,671
Amortization of premium on securities, net	7,377	5,226	2,892
Amortization of discount and origination costs on borrowings	893	894	720
Stock based compensation expense	13,697	10,691	8,450
Excess tax (benefit) expense on restricted stock vested	(703)	(691)	243
FHLB stock dividends	(328)	(128)	(567)
Loss (gain) on sale and disposal of premises and equipment	494	304	(370)
Loss (gain) on sale of loans	1,844	(56)	(356)
Gain on sale of securities available for sale	—	(13)	(382)
(Gain) loss on sale of other real estate owned	—	(63)	36
Impairment of other real estate	—	—	784
Impairment of other assets	4,442	124	462
Deferred tax expense (benefit)	5,168	5,353	(1,633)
Provision for credit losses	4,490	(9,000)	42,993
Increase in cash surrender value of BOLI	(5,371)	(5,209)	(5,347)
Excess benefit claim on BOLI	(784)	—	—
Net gain on mortgage loans held for sale	(4,469)	(21,799)	(38,175)
Originations of loans held for sale	(287,960)	(659,536)	(901,163)
Proceeds from sale of loans held for sale	313,243	731,858	892,336
Net change in other assets	(24,059)	14,293	(35,025)
Net change in other liabilities	(24,434)	(23,356)	(7,833)
Net cash provided by operating activities	217,234	277,433	154,295
Cash flows from investing activities:
Investment securities available for sale:
Proceeds from maturities, calls and paydowns	7,203,267	7,403,109	5,507,844
Proceeds from sales	—	9,294	13,862
Purchases	(7,277,267)	(8,308,955)	(5,570,815)
Investment securities held to maturity:
Purchases	(91,065)	—	—
Proceeds from maturities of certificates of deposit held in other banks	2,749	1,237	1,237
Proceeds from benefit claim of BOLI	1,344	—	—
Purchase of bank owned life insurance contracts	—	(10,000)	—
Purchases of FHLB stock and other restricted stock	(4,702)	(1,190)	(27,037)
Proceeds from redemptions of FHLB stock and other restricted stock	3,167	50	37,351
Proceeds from sale of loans	25,649	3,034	19,181
Net loans originated held for investment	(1,965,745)	14,805	(674,142)
Originations of mortgage warehouse purchase loans	(13,260,099)	(30,418,842)	(25,833,339)
Proceeds from pay-offs of mortgage warehouse purchase loans	13,736,848	31,083,791	25,066,859
Additions to premises and equipment	(62,961)	(71,356)	(21,135)
Proceeds from sale of premises and equipment	188	21	2,022
Proceeds from sale of other real estate owned	—	538	6,724
Net cash used in investing activities	(1,688,627)	(294,464)	(1,471,388)

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
Years Ended December 31, 2022, 2021 and 2020
(Dollars in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from financing activities:
Net (decrease) increase in demand deposits, money market and savings accounts	(792,316)	1,508,335	2,871,869
Net increase (decrease) in time deposits	359,825	(353,354)	(414,278)
Proceeds from FHLB advances	375,000	—	1,600,000
Repayments of FHLB advances	(225,000)	(225,000)	(1,550,000)
Proceeds from other borrowings	111,000	75,000	156,489
Repayments of other borrowings	(128,000)	(104,500)	(47,086)
Repurchase of common stock	(119,746)	(32,132)	(5,819)
Dividends paid	(63,492)	(56,861)	(45,265)
Net cash (used in) provided by financing activities	(482,729)	811,488	2,565,910
Net change in cash and cash equivalents	(1,954,122)	794,457	1,248,817
Cash and cash equivalents at beginning of period	2,608,444	1,813,987	565,170
Cash and cash equivalents at end of period	$654,322	$2,608,444	$1,813,987
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
Certificates of deposit: Certificates of deposit are FDIC insured deposits in other financial institutions with original maturities of five years or less and are carried at cost.

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
Allowance for credit losses: Refer to Note 2. Recent Accounting Standards for discussion of the adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), effective January 1, 2021.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Allowance for credit losses on off-balance sheet credit exposures: The allowance for credit losses on off-balance sheet credit exposures is a liability account, calculated in accordance with ASC 326, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. No allowance is recognized if we have the unconditional right to cancel the obligation. The allowance is reported as a component of other liabilities in the consolidated balance sheets. Adjustments to the allowance are reported in the income statement as a component of provision for credit losses. Further information regarding Company policies and methodology used to estimate the allowance for credit losses on off-balance sheet credit exposures is presented in Note 13. Off-Balance Sheet Arrangements, Commitments and Contingencies.
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
Goodwill and other intangible assets, net: Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Goodwill is tested for impairment annually on December 31 or on an interim basis if an event triggering impairment may have occurred. If a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. As of December 31, 2022, the fair value of the Company’s stock price and calculated market capitalization exceeded its carrying value.

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
Comprehensive income: Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. Gains and losses on available for sale securities are reclassified to net income as the gains or losses are realized upon sale of the securities. For securities transferred from available for sale to the held to maturity classification, the remaining pre-tax gains and losses will be amortized over the remaining life of the securities, as an adjustment of yield on the transferred securities. For cash flow hedges, gains and losses on the derivative(s) are recorded in accumulated other comprehensive income and subsequently reclassified into interest income in the same period that the hedged transaction affects earnings.
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
•Investment management - includes income related to providing investment management services to customers under investment management contracts. Also included are fees received from a third party broker-dealer as part of a revenue-sharing agreement for fees earned from customers that are referred to a third party. The investment management fees and referral fees are billed and paid on a quarterly basis and recognized ratably throughout the quarter as performance obligations are satisfied.
•Mortgage warehouse purchase program fees - includes fees for the administration and funding of mortgage loans, as well as renewal and application fees received from mortgage originator customers through our mortgage warehouse purchase program. Revenue related to the warehouse program is recognized when the related loan interest is paid off or upon renewal or application.
•Gains and losses on the sale of other real estate owned - generally recognized when the performance obligation is complete which is typically at delivery of control over the property to the buyer at time of each real estate closing.
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
Earnings per share: Basic earnings per common share is calculated as net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. The unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under participating nonvested restricted stock awards as well as performance stock units (PSUs). The participating nonvested restricted stock awards were not included in dilutive shares as they were anti-dilutive for the years ended December 31, 2022, 2021 and 2020. Proceeds from the assumed exercise of dilutive participating nonvested restricted stock awards and PSUs are assumed to be used to repurchase common stock at the average market price.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
The following table presents a reconciliation of net income available to common shareholders and the number of shares used in the calculation of basic and diluted earnings per common share.

	Years Ended December 31,
	2022	2021	2020
Basic earnings per share:
Net income	$196,291	$224,750	$201,209
Less:
Undistributed earnings allocated to participating securities	1,037	1,576	1,311
Dividends paid on participating securities	494	534	380
Net income available to common shareholders	$194,760	$222,640	$199,518
Weighted average basic shares outstanding	41,385,516	42,666,007	42,754,606
Basic earnings per share	$4.71	$5.22	$4.67
Diluted earnings per share:
Net income available to common shareholders	$194,760	$222,640	$199,518
Total weighted average basic shares outstanding	41,385,516	42,666,007	42,754,606
Add dilutive performance stock units	83,259	58,785	—
Total weighted average diluted shares outstanding	41,468,775	42,724,792	42,754,606
Diluted earnings per share	$4.70	$5.21	$4.67
Anti-dilutive participating securities	124,503	181,016	58,359

Note 2. Recent Accounting Pronouncements
Adoption of accounting standards
ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU 2022-06 extends the period of time preparers can utilize the reference rate reform relief guidance provided by ASU 2020-04 and ASU 2021-01, which are discussed below. ASU 2022-06, which was effective upon issuance, defers the sunset date of this prior guidance from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief guidance in Topic 848. The adoption of ASU 2022-06 did not significantly impact the financial statements.
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) (ASC 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). On January 1, 2021, the Company adopted ASU 2016-13 and related amendments. The measurement of current expected credit losses (CECL) methodology is applicable to financial assets measured at amortized cost, including loan receivables and held to maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments). The CECL model requires the measurement of all expected credit losses on applicable financial assets based on historical experience, current conditions, and reasonable and supportable forecasts. In addition, ASU 2016-13 includes certain changes to the accounting for available for sale securities such as requiring credit-related impairments to be recognized as an allowance for credit losses rather than as a direct write-down of the securities amortized cost basis when management does not intend to sell or believes that it is more likely than not they will be required to sell securities prior to recovery of the securities amortized cost basis.

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

ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs. ASU 2020-08 clarifies the accounting for the amortization of purchase premiums for callable debt securities with multiple call dates. ASU 2020-08 was effective for the Company on January 1, 2021 and did not have a significant impact on our financial statements.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and subsequent clarifying update ASU 2021-01 Reference Rate Reform (Topic 848); Scope. ASU 2020-04 provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. ASU 2021-01 clarifies that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in ASC 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. These ASUs were effective upon issuance and based upon the amendment provided in ASU 2022-06 discussed above, can generally be applied through December 31, 2024. The adoption of these ASUs did not significantly impact our financial statements or disclosures.
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
Newly issued but not yet effective accounting standards
ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method. Under prior guidance, entities can apply the last-of-layer hedging method to hedge the exposure of a closed portfolio of prepayable financial assets to fair value changes due to changes in interest rates for a portion of the portfolio that is not expected to be affected by prepayments, defaults, and other events affecting the timing and amount of cash flows. ASU 2022-01 expands the last-of-layer method, which permits only one hedge layer, to allow multiple hedged layers of a single closed portfolio. To reflect that expansion, the last-of-layer method is renamed the portfolio layer method. ASU 2022-01 also (i) expands the scope of the portfolio layer method to include non-prepayable financial assets, (ii) specifies eligible hedging instruments in a single-layer hedge, (iii) provides additional guidance on the accounting for and disclosure of hedge basis adjustments under the portfolio layer method and (iv) specifies how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio. ASU 2022-01 will be effective for the Company on January 1, 2023. The adoption of ASU 2022-01 is not expected to have a significant impact on the financial statements.
ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings in ASC Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, ASU 2022-02 requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. ASU 2022-02 will be effective for the Company on January 1, 2023. The adoption of ASU 2022-02 is not expected to have a significant impact on the financial statements.

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

	Years Ended December 31,
	2022	2021	2020
Cash transactions:
Interest expense paid	$92,506	$65,336	$97,246
Income taxes paid	$46,570	$58,083	$54,842
Noncash transactions:
Deferred dividend equivalents	$200	$197	$—
Transfer of loans to other real estate owned	$23,900	$—	$5,239
Loans to facilitate the sale of other real estate owned	$—	$—	$2,039
Transfer of securities available for sale to held to maturity	$117,583	$—	$—
Right-of-use assets obtained in exchange for lease liabilities	$4,011	$5,156	$105
Loans purchased, not yet settled	$27,210	$29,332	$9,442

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Note 4. Securities
Securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at December 31, 2022 and 2021, are as follows:

	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
December 31, 2022
U.S. treasuries	$259,675	$—	$(20,265)	$239,410
Government agency securities	468,994	—	(84,479)	384,515
Obligations of state and municipal subdivisions	264,419	106	(13,294)	251,231
Corporate bonds	43,000	—	(5,795)	37,205
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	913,388	9	(134,924)	778,473
Other securities	950	—	—	950
	$1,950,426	$115	$(258,757)	$1,691,784
December 31, 2021
U.S. treasuries	$174,950	$724	$(678)	$174,996
Government agency securities	453,402	1,221	(9,948)	444,675
Obligations of state and municipal subdivisions	418,554	15,440	(1,234)	432,760
Corporate bonds	33,994	862	(60)	34,796
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	917,942	10,757	(10,149)	918,550
Other securities	950	—	—	950
	$1,999,792	$29,004	$(22,069)	$2,006,727

Securities Held to Maturity
December 31, 2022
Obligations of state and municipal subdivisions	$207,059	$—	$(44,820)	$162,239
____________
(1) Excludes accrued interest receivable of $7,702 on available for sale and $2,697 on held to maturity securities at December 31, 2022 and $8,581 on available for sale securities at December 31, 2021 that is recorded in other assets on the accompanying consolidated balance sheets.
During 2022, the Company reclassified, at fair value, approximately $117,583 in available for sale obligations of state and municipal subdivisions to the held to maturity category, primarily to limit future volatility in equity due to potential increases in interest rates. The related net unrealized pre-tax gains of approximately $26 remained in accumulated other comprehensive income (loss) and will be amortized over the remaining life of the securities, as an adjustment of the yield on the transferred securities. No transfers of securities occurred in 2021 and as of December 31, 2021, there were no securities held to maturity.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
The amortized cost and estimated fair value of securities at December 31, 2022, by contractual maturity, are shown below. Maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2022
	Available for Sale		Held to Maturity
	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Due in one year or less	$51,502	$50,926	$—	$—
Due from one year to five years	317,356	297,914	—	—
Due from five to ten years	461,073	392,682	—	—
Thereafter	207,107	171,789	207,059	162,239
	1,037,038	913,311	207,059	162,239
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	913,388	778,473	—	—
	$1,950,426	$1,691,784	$207,059	$162,239
____________
(1) Excludes accrued interest receivable of $7,702 on available for sale and $2,697 on held to maturity securities at December 31, 2022 that is recorded in other assets on the accompanying consolidated balance sheets.
Securities with a carrying amount of approximately $1,168,006 and $997,416 at December 31, 2022 and 2021, respectively, were pledged primarily to secure deposits.
Proceeds from sale of securities available for sale and gross gains and gross losses for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Years Ended December 31,
	2022	2021	2020
Proceeds from sale	$—	$9,294	$13,862
Gross gains	$—	$13	$385
Gross losses	$—	$—	$3

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
The number of securities, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2022 and 2021, are summarized as follows:

	Less Than 12 Months			Greater Than 12 Months			Total
Description of Securities	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Securities Available for Sale
December 31, 2022
U.S. treasuries	13	$106,849	$(3,923)	23	$132,561	$(16,342)	$239,410	$(20,265)
Government agency securities	13	63,451	(7,533)	62	321,064	(76,946)	384,515	(84,479)
Obligations of state and municipal subdivisions	339	209,395	(9,068)	9	17,034	(4,226)	226,429	(13,294)
Corporate bonds	8	23,584	(4,416)	3	10,621	(1,379)	34,205	(5,795)
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	226	266,756	(25,377)	129	511,207	(109,547)	777,963	(134,924)
	599	$670,035	$(50,317)	226	$992,487	$(208,440)	$1,662,522	$(258,757)

December 31, 2021
U.S. treasuries	22	$144,172	$(678)	—	$—	$—	$144,172	$(678)
Government agency securities	38	258,334	(4,622)	22	119,963	(5,326)	378,297	(9,948)
Obligations of state and municipal subdivisions	14	47,200	(988)	2	3,555	(246)	50,755	(1,234)
Corporate bonds	3	13,440	(60)	—	—	—	13,440	(60)
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	115	621,717	(8,471)	11	44,620	(1,678)	666,337	(10,149)
	192	$1,084,863	$(14,819)	35	$168,138	$(7,250)	$1,253,001	$(22,069)

Securities Held to Maturity
December 31, 2022
Obligations of state and municipal subdivisions	22	$98,475	$(21,210)	21	$63,764	$(23,610)	$162,239	$(44,820)
The Company's securities classified as available for sale and held to maturity are evaluated for expected credit losses by applying the appropriate expected credit losses methodology in accordance with ASC Topic 326, Financial Instruments - Credit Losses. At December 31, 2022, management's review of all securities at an unrealized loss position determined that the losses resulted from factors not related to credit quality. This conclusion is based on management's analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors for each security type in our portfolio.
The unrealized losses on available for sale securities are generally due to increases in market interest rates. Furthermore, the Company has the intent to hold the available for sale securities until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their cost basis. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. As such, there is no allowance for credit losses on available for sale securities recognized as of December 31, 2022.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
The Company's held to maturity securities include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities. With regard to securities issued by state and municipal subdivisions, management considers issuer bond ratings, historical loss rates for given bond ratings, whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, internal forecasts and whether or not such securities are guaranteed. A significant portion of the Company's held to maturity securities are guaranteed or insured. Furthermore, as of December 31, 2022, there were no past due principal or interest payments associated with these securities. As such, no allowance for credit losses has been recorded on held to maturity securities as of December 31, 2022.

Note 5. Loans, Net and Allowance for Credit Losses on Loans
Loans, net at December 31, 2022 and 2021, consisted of the following:

	December 31,
	2022	2021
Commercial	$2,240,959	$1,983,886
Mortgage warehouse purchase loans	312,099	788,848
Real estate:
Commercial	7,817,447	6,617,455
Commercial construction, land and land development	1,231,071	1,180,181
Residential	1,592,859	1,300,122
Single-family interim construction	508,839	380,627
Agricultural	124,422	106,512
Consumer	81,667	81,815
Total loans (1)	13,909,363	12,439,446
Allowance for credit losses	(148,787)	(148,706)
Total loans, net (1)	$13,760,576	$12,290,740
____________
(1) Excludes accrued interest receivable of $48,815 and $41,051 at December 31, 2022 and 2021, respectively, that is recorded in other assets on the accompanying consolidated balance sheets.
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
The commercial loan portfolio includes loans made to customers in the energy industry, which is a complex, technical and cyclical industry. Experienced bankers with specialized energy lending experience originate our energy loans. Companies in this industry produce, extract, develop, exploit and explore for oil and natural gas. Loans are primarily collateralized with proven producing oil and gas reserves based on a technical evaluation of these reserves. At December 31, 2022 and 2021, there were approximately $574,698 and $342,776 of energy-related loans outstanding, respectively.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Under the CARES Act Paycheck Protection Program (PPP), administered by the Small Business Administration (SBA), the Company originated loans to its customers through the program. PPP loans have terms of two to five years and earn interest at 1%. In return for processing and funding the loans, the SBA paid the lenders a processing fee tiered by the size of the loan. At December 31, 2022 and 2021, there were approximately $4,958 and $112,128 in PPP loans outstanding included in the commercial loan portfolio, respectively. In addition, the Company has recorded net deferred fees associated with PPP loans of $101 and $101 as of December 31, 2022 and 2021, respectively. Based on published program guidelines, these loans funded through the PPP are fully guaranteed by the U.S. government. Management believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program with any remaining balances, after the forgiveness of any amounts, still fully guaranteed by the SBA.
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
Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. Management monitors the diversification of the portfolio on a quarterly basis by type and geographic location. Management also tracks the level of owner-occupied property versus non owner-occupied property. At December 31, 2022, the portfolio consisted of approximately 23% of owner-occupied property.
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
Most of the Company’s lending activity occurs within the state of Texas, primarily in the north, central and southeast Texas regions and the state of Colorado, specifically along the Front Range area. As of December 31, 2022, loans in the Colorado region represented about 25% of the total portfolio. A large percentage of the Company’s portfolio consists of commercial and residential real estate loans. As of December 31, 2022 and 2021, there were no concentrations of loans related to a single industry in excess of 10% of total loans.
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
Following unprecedented declines caused by the pandemic and volatile energy prices, the Texas economy, specifically in the Company’s lending areas of north, central and southeast Texas, continued at a modest pace in the fourth quarter of 2022. The Colorado economy declined slightly. The stronger sectors of the economy of late include the energy and service sectors. Home sales and retail sales fell further with higher interest rates dampening loan demand. Drought conditions improved with widespread rains in the southern U.S. While employment grew modestly and wage growth increased at a moderate pace, there were reports of a slowdown in hiring and an increase in layoffs. Outlooks were mostly pessimistic except for the energy sector, and uncertainty increased, with contacts voicing concern about inflationary pressures, weakening demand and labor challenges. The pandemic continues to impact the economies in the Company's lending areas and the timing and magnitude of recovery cannot be predicted. Additionally, Russia's war against Ukraine is causing tremendous human and economic hardship. The implications for the U.S. economy are highly uncertain, and the war and related events have created additional upward pressure on inflation and are weighing on economic activity. Inflation remains elevated, reflecting supply and demand imbalances related to the pandemic, higher food and energy prices and broader price pressures. The risk of loss associated with all segments of the portfolio could increase due to these factors.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
The economy and other risk factors are minimized by the Company’s underwriting standards which include the following principles: 1) financial strength of the borrower including strong earnings, high net worth, significant liquidity and acceptable debt to worth ratio, 2) managerial business competence, 3) ability to repay, 4) loan to value, 5) projected cash flow and 6) guarantor financial statements as applicable. The following is a summary of the activity in the allowance for credit losses on loans by class for the years ended December 31, 2022, 2021 and 2020:

	Commercial	Commercial Real Estate	Commercial Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Unallocated	Total
Year ended December 31, 2022
Balance at beginning of year	$49,747	$65,110	$23,861	$2,192	$7,222	$106	$468	$—	$148,706
Provision for credit losses	5,534	(23)	(6,165)	1,183	4,595	101	43	—	5,268
Charge-offs	(1,739)	(4,159)	—	(6)	—	—	(10)	—	(5,914)
Recoveries	495	150	—	81	—	—	1	—	727
Balance at end of year	$54,037	$61,078	$17,696	$3,450	$11,817	$207	$502	$—	$148,787

Year ended December 31, 2021
Balance at beginning of year	$27,311	$36,698	$13,425	$6,786	$2,156	$337	$684	$423	$87,820
Impact of adopting ASC 326	12,775	29,108	22,008	(2,255)	7,179	(178)	(334)	(423)	67,880
Initial allowance on loans purchased with credit deterioration	4,328	7,640	927	140	—	—	—	—	13,035
Provision for credit losses	12,130	(7,961)	(12,373)	(2,486)	(2,113)	(53)	247	—	(12,609)
Charge-offs	(6,856)	(375)	(126)	—	—	—	(174)	—	(7,531)
Recoveries	59	—	—	7	—	—	45	—	111
Balance at end of year	$49,747	$65,110	$23,861	$2,192	$7,222	$106	$468	$—	$148,706

Year ended December 31, 2020
Balance at beginning of year	$12,844	$24,371	$8,714	$3,678	$1,606	$332	$231	$(315)	$51,461
Provision for credit losses	20,025	13,058	4,711	3,108	632	5	716	738	42,993
Charge-offs	(5,670)	(735)	—	—	(82)	—	(386)	—	(6,873)
Recoveries	112	4	—	—	—	—	123	—	239
Balance at end of year	$27,311	$36,698	$13,425	$6,786	$2,156	$337	$684	$423	$87,820
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific credit loss allocations, by loan class as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
Commercial	$21,981	$8,378	$38,911	$15,958
Commercial real estate	12,303	1,209	24,683	1,553
Commercial construction, land and land development	—	—	1,350	562
Residential real estate	—	—	—	—
Single-family interim construction	189	43	—	—
Agricultural	—	—	—	—
Consumer	—	—	—	—
	$34,473	$9,630	$64,944	$18,073
Nonperforming loans by loan class at December 31, 2022 and 2021, are summarized as follows:

	Commercial	Commercial Real Estate	Commercial Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Total
December 31, 2022
Nonaccrual loans (1)	$22,565	$13,393	$15	$1,582	$189	$—	$8	$37,752
Loans past due 90 days and still accruing	5	—	—	838	—	—	—	843
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	—	1,435	—	59	—	—	—	1,494
	$22,570	$14,828	$15	$2,479	$189	$—	$8	$40,089
December 31, 2021
Nonaccrual loans (1)	$36,802	$15,218	$23	$1,592	$—	$—	$38	$53,673
Loans past due 90 days and still accruing	187	—	—	1,603	—	—	—	1,790
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	—	1,714	—	161	—	—	—	1,875
	$36,989	$16,932	$23	$3,356	$—	$—	$38	$57,338
____________
(1) There are $125 and $18 in loans on nonaccrual without an allowance for credit loss as of December 31, 2022 and 2021, respectively. Additionally, no interest income was recognized on nonaccrual loans. No significant amounts of accrued interest was reversed during the years ended December 31, 2022 and 2021.

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
The restructuring of a loan is considered a “troubled debt restructuring” (TDR) if both 1) the borrower is experiencing financial difficulties and 2) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, extending amortization and other actions intended to minimize potential losses. Modifications primarily relate to extending the amortization periods of the loans and interest rate concessions. The modifications during the reported periods did not materially impact the Company’s determination of the allowance for credit losses. The amortized cost basis and recorded investment in troubled debt restructurings, including those on nonaccrual, was $2,423 and $2,918 as of December 31, 2022 and 2021, respectively.
There were no loans modified under troubled debt restructurings during the year ended December 31, 2022.
Following is a summary of loans modified under troubled debt restructurings during the year ended December 31, 2021:

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
At December 31, 2022 and 2021, there were no loans modified under troubled debt restructurings during the previous twelve month period that subsequently defaulted during the years ended December 31, 2022 and 2021.
At December 31, 2022 and 2021, the Company had no commitments to lend additional funds to any borrowers with loans whose terms have been modified under troubled debt restructurings.
Under ASC Subtopic 310-40 and federal banking agencies interagency guidance, certain short-term loan modifications made on a good faith basis in response to COVID-19 (as defined by the guidance) are not considered TDRs. Additionally, under section 4013 of the CARES Act, and as amended, banks may elect to suspend the requirement for certain loan modifications to be categorized as a TDR. In response to the COVID-19 pandemic, the Company has implemented prudent modifications allowing for primarily short-term payment deferrals or other payment relief to borrowers with pandemic-related economic hardships, where appropriate, that complies with the above guidance. As such, the Company's TDR loans noted above do not include loans that are modifications to borrowers impacted by COVID-19. As of December 31, 2022, the amount of loans remaining in COVID-19 related deferment was not significant.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents information regarding the aging of past due loans by loan class as of December 31, 2022 and 2021:

	Loans 30-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Loans
December 31, 2022
Commercial	$1,005	$5,629	$6,634	$2,234,325	$2,240,959
Mortgage warehouse purchase loans	—	—	—	312,099	312,099
Commercial real estate	13,093	449	13,542	7,803,905	7,817,447
Commercial construction, land and land development	2,820	—	2,820	1,228,251	1,231,071
Residential real estate	4,702	1,346	6,048	1,586,811	1,592,859
Single-family interim construction	—	189	189	508,650	508,839
Agricultural	—	—	—	124,422	124,422
Consumer	214	8	222	81,445	81,667
	$21,834	$7,621	$29,455	$13,879,908	$13,909,363
December 31, 2021
Commercial	$1,041	$11,056	$12,097	$1,971,789	$1,983,886
Mortgage warehouse purchase loans	—	—	—	788,848	788,848
Commercial real estate	2,861	11,784	14,645	6,602,810	6,617,455
Commercial construction, land and land development	—	—	—	1,180,181	1,180,181
Residential real estate	3,838	1,913	5,751	1,294,371	1,300,122
Single-family interim construction	1,290	—	1,290	379,337	380,627
Agricultural	16	—	16	106,496	106,512
Consumer	216	9	225	81,590	81,815
	$9,262	$24,762	$34,024	$12,405,422	$12,439,446
The Company’s internal classified report is segregated into the following categories: 1) Pass/Watch, 2) Special Mention, 3) Substandard 4) Doubtful and 5) Loss. The loans placed in the Pass/Watch category reflect the Company’s opinion that the loans reflect potential weakness that requires monitoring on a more frequent basis. The loans in the Special Mention category reflect the Company’s opinion that the credit contains weaknesses which represent a greater degree of risk and warrant extra attention. These loans are reviewed monthly by officers and senior management to determine if a change in category is warranted. The loans placed in the Substandard category are considered to be potentially inadequately protected by the current debt service capacity of the borrower and/or the pledged collateral. These credits, even if apparently protected by collateral value, have shown weakness related to adverse financial, managerial, economic, market or political conditions, which may jeopardize repayment of principal and interest and may be considered impaired. There is a possibility that some future loss could be sustained by the Company if such weakness is not corrected. The Doubtful category includes loans that are in default or principal exposure is probable and the possibility of loss is extremely high. The Loss category includes loans that are considered uncollectible, with little chance of turnaround.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Management considers the guidance in ASC 310-20 when determining whether a modification, extension or renewal of a loan constitutes a current period origination. Generally, current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. The following summarizes the amortized cost basis of loans by year of origination/renewal and credit quality indicator by class of loan as of December 31, 2022 and December 31, 2021:

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination or Renewal						Revolving Loans
December 31, 2022	2022	2021	2020	2019	2018	Prior			Total
Commercial
Pass	$297,800	$347,801	$126,390	$112,887	$51,623	$153,435	$1,031,483	$1,173	$2,122,592
Pass/Watch	8	14,790	155	188	1,812	7,934	8,216	5,907	39,010
Special Mention	234	4,821	101	1,485	—	144	8,646	20	15,451
Substandard	394	35,950	398	9,191	55	7,037	10,840	41	63,906
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial	$298,436	$403,362	$127,044	$123,751	$53,490	$168,550	$1,059,185	$7,141	$2,240,959

Mortgage warehouse purchase loans
Pass	$312,099	$—	$—	$—	$—	$—	$—	$—	$312,099
Pass/Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total mortgage warehouse purchase loans	$312,099	$—	$—	$—	$—	$—	$—	$—	$312,099

Commercial real estate
Pass	$2,652,298	$1,980,631	$998,910	$617,664	$448,758	$640,275	$59,184	$9,222	$7,406,942
Pass/Watch	90,313	25,954	33,664	18,678	53,469	25,831	—	—	247,909
Special Mention	10,180	41,193	—	10,870	8,722	10,735	—	26	81,726
Substandard	3,513	40,001	8,574	3,178	8,268	17,336	—	—	80,870
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$2,756,304	$2,087,779	$1,041,148	$650,390	$519,217	$694,177	$59,184	$9,248	$7,817,447

Commercial construction, land and land development
Pass	$553,376	$465,272	$126,704	$10,477	$23,073	$12,188	$12,705	$4,018	$1,207,813
Pass/Watch	8,036	43	10,297	—	—	72	—	—	18,448
Special Mention	1,313	674	—	—	—	—	—	—	1,987
Substandard	28	2,771	—	10	—	14	—	—	2,823
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction, land and land development	$562,753	$468,760	$137,001	$10,487	$23,073	$12,274	$12,705	$4,018	$1,231,071

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination or Renewal						Revolving Loans
December 31, 2022	2022	2021	2020	2019	2018	Prior			Total
Residential real estate
Pass	$525,631	$379,789	$220,077	$155,460	$79,437	$154,875	$59,332	$1,238	$1,575,839
Pass/Watch	373	918	642	1,743	76	3,312	302	—	7,366
Special Mention	2,267	—	—	700	227	1,224	126	—	4,544
Substandard	708	455	538	219	—	2,997	193	—	5,110
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total residential real estate	$528,979	$381,162	$221,257	$158,122	$79,740	$162,408	$59,953	$1,238	$1,592,859

Single-family interim construction
Pass	$351,031	$105,573	$18,885	$—	$241	$—	$16,447	$—	$492,177
Pass/Watch	—	—	—	—	—	16,471	2	—	16,473
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	189	—	—	189
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total single-family interim construction	$351,031	$105,573	$18,885	$—	$241	$16,660	$16,449	$—	$508,839

Agricultural
Pass	$52,525	$24,743	$13,875	$3,705	$5,847	$8,872	$10,588	$—	$120,155
Pass/Watch	2,700	—	—	—	—	—	1,547	—	4,247
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	20	—	—	20
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total agricultural	$55,225	$24,743	$13,875	$3,705	$5,847	$8,892	$12,135	$—	$124,422

Consumer
Pass	$7,715	$4,909	$7,959	$1,576	$300	$81	$59,113	$—	$81,653
Pass/Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	4	—	—	—	10	—	—	14
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total consumer	$7,715	$4,913	$7,959	$1,576	$300	$91	$59,113	$—	$81,667

Total loans
Pass	$4,752,475	$3,308,718	$1,512,800	$901,769	$609,279	$969,726	$1,248,852	$15,651	$13,319,270
Pass/Watch	101,430	41,705	44,758	20,609	55,357	53,620	10,067	5,907	333,453
Special Mention	13,994	46,688	101	13,055	8,949	12,103	8,772	46	103,708
Substandard	4,643	79,181	9,510	12,598	8,323	27,603	11,033	41	152,932
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total loans	$4,872,542	$3,476,292	$1,567,169	$948,031	$681,908	$1,063,052	$1,278,724	$21,645	$13,909,363

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination						Revolving Loans
December 31, 2021	2021	2020	2019	2018	2017	Prior			Total
Commercial
Pass	$422,810	$183,433	$98,059	$78,357	$81,620	$255,213	$690,242	$5,231	$1,814,965
Pass/Watch	260	3,010	1,019	3,135	11,688	65	18,768	3,319	41,264
Special Mention	1,411	117	8,517	7,244	195	4,571	12,885	—	34,940
Substandard	30,277	605	16,041	94	2,478	18,331	13,006	1,988	82,820
Doubtful	—	—	—	—	—	—	9,897	—	9,897
Total commercial	$454,758	$187,165	$123,636	$88,830	$95,981	$278,180	$744,798	$10,538	$1,983,886

Mortgage warehouse purchase loans
Pass	$788,848	$—	$—	$—	$—	$—	$—	$—	$788,848
Pass/Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total mortgage warehouse purchase loans	$788,848	$—	$—	$—	$—	$—	$—	$—	$788,848

Commercial real estate
Pass	$2,181,292	$1,198,508	$830,902	$645,470	$504,126	$626,292	$71,850	$4,320	$6,062,760
Pass/Watch	54,671	18,591	39,045	60,955	30,196	74,762	752	1,319	280,291
Special Mention	56,142	16,770	37,331	29,962	17,649	20,100	—	—	177,954
Substandard	36,263	16,118	1,136	11,901	281	29,686	1,065	—	96,450
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$2,328,368	$1,249,987	$908,414	$748,288	$552,252	$750,840	$73,667	$5,639	$6,617,455

Commercial construction, land and land development
Pass	$618,288	$262,136	$98,007	$85,596	$13,751	$14,939	$18,586	$—	$1,111,303
Pass/Watch	17,899	10,459	6,869	—	—	84	—	—	35,311
Special Mention	3,780	—	—	—	1,909	—	—	—	5,689
Substandard	11,601	—	387	14,489	28	1,373	—	—	27,878
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction, land and land development	$651,568	$272,595	$105,263	$100,085	$15,688	$16,396	$18,586	$—	$1,180,181

Residential real estate
Pass	$408,402	$267,147	$190,890	$114,616	$88,295	$149,871	$60,212	$2,344	$1,281,777
Pass/Watch	1,019	487	1,270	405	2,331	4,179	169	—	9,860
Special Mention	657	—	568	129	250	1,043	126	—	2,773
Substandard	640	369	384	519	774	2,974	52	—	5,712
Doubtful	—	—	—	—	—	—	—	—	—
Total residential real estate	$410,718	$268,003	$193,112	$115,669	$91,650	$158,067	$60,559	$2,344	$1,300,122

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Note 6. Premises and Equipment, Net
Premises and equipment, net at December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022	2021
Land	$81,570	$78,900
Building	274,218	193,475
Furniture, fixtures and equipment	59,979	47,576
Aircraft	8,947	8,947
Leasehold and tenant improvements	6,421	5,834
Construction in progress	3,667	45,263
	434,802	379,995
Less accumulated depreciation	(79,434)	(71,972)
	$355,368	$308,023
Depreciation expense amounted to $14,934, $12,385 and $12,728 for the years ended December 31, 2022, 2021 and 2020, respectively.

Note 7. Goodwill and Other Intangible Assets, Net
At December 31, 2022 and 2021, goodwill totaled $994,021.
The following is a summary of other intangible assets:

	December 31,
	2022	2021
Gross core deposit intangible	$125,884	$125,884
Less accumulated amortization	(67,321)	(55,323)
Total core deposit intangible, net	$58,563	$70,561

Gross customer relationship intangible	$6,407	$6,407
Less accumulated amortization	(1,971)	(1,478)
Total customer relationship intangible, net	$4,436	$4,929

Total other intangible assets, net	$62,999	$75,490
Amortization expense related to intangible assets amounted to $12,491, $12,580 and $12,671 for the years ended December 31, 2022, 2021 and 2020, respectively. The remaining weighted average amortization period for intangible assets is 5.6 years as of December 31, 2022.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
The future amortization expense related to other intangible assets remaining at December 31, 2022 is as follows:

First year	$12,439
Second year	11,752
Third year	11,238
Fourth year	10,801
Fifth year	8,284
Thereafter	8,485
$62,999

Note 8. Deposits
Deposits at December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022		2021
	Amount	Percent	Amount	Percent
Noninterest-bearing demand accounts	$4,736,830	31.3%	$5,066,588	32.6%
Interest-bearing checking accounts	6,311,868	41.8	6,234,344	40.1
Savings accounts	760,777	5.0	758,727	4.9
Money market accounts	1,889,833	12.5	2,431,965	15.6
Certificates of deposit and individual retirement accounts (IRA), less than $250,000	752,594	5.0	540,011	3.5
Certificates of deposit and individual retirement accounts (IRA), $250,000 and greater	669,515	4.4	522,273	3.3
	$15,121,417	100.0%	$15,553,908	100.0%
At December 31, 2022, the scheduled maturities of certificates of deposit, including IRAs, were as follows:

First year	$951,731
Second year	342,232
Third year	112,691
Fourth year	7,892
Fifth year	7,563
$1,422,109
Brokered deposits at December 31, 2022 and 2021 totaled $528,937 and $909,665, respectively.

Note 9. Federal Home Loan Bank Advances
At December 31, 2022, the Company has advances from the FHLB of Dallas under note payable arrangements with maturities ranging from December 2027 to September 2032. Interest payments on these notes are made monthly. The weighted average interest rate of all notes was 2.42% and 0.48% at December 31, 2022 and 2021, respectively. The balances outstanding on these advances were $300,000 and $150,000 at December 31, 2022 and 2021, respectively.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Contractual maturities of FHLB advances at December 31, 2022 were as follows:

First year	$—
Second year	—
Third year	—
Fourth year	—
Fifth year	100,000
Thereafter	200,000
$300,000
The advances are secured by $20,387 of FHLB stock owned by the Company and a blanket lien on certain loans along with specific listed loans for an aggregate available carrying value of $5,926,858 at December 31, 2022. The Company had remaining credit available under the FHLB advance program of $4,640,162 at December 31, 2022.
At December 31, 2022, the Company had $976,390 in undisbursed advance commitments (letters of credit) with the FHLB. As of December 31, 2022, these commitments mature on various dates from January 2023 through January 2025. The FHLB letters of credit were obtained in lieu of pledging securities to secure public fund deposits that are over the FDIC insurance limit. At December 31, 2022, there were no disbursements against the advance commitments.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Note 10. Other Borrowings
Other borrowings at December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022	2021
Unsecured fixed rate subordinated debentures in the amount of $110,000. The balance of borrowings at December 31, 2022 and 2021 is net of discount and origination costs of $555 and $913, respectively. Interest payments of 5.875% are made semiannually on February 1 and August 1. The maturity date is August 1, 2024. The notes may not be redeemed prior to maturity and meet the criteria to be recognized as Tier 2 capital for regulatory purposes. (1)(2)	$109,445	$109,087
Unsecured fixed-to-floating subordinated debentures in the amount of $30,000. The balance of borrowings at December 31, 2022 and 2021 is net of origination costs of $388 and $465, respectively. Interest payments initially of 5.00% fixed rate are made semiannually on June 30 and December 31 through December 31, 2022. Thereafter, floating rate payments of 3 month LIBOR plus 2.83% are made quarterly in arrears beginning on March 31, 2023. The maturity date is December 31, 2027 with next optional redemption on March 31, 2023 and quarterly thereafter. The notes meet the criteria to be recognized as Tier 2 capital for regulatory purposes. (2)
	29,612	29,535
Unsecured fixed-to-floating subordinated debentures in the amount of $130,000. The balance of borrowings at December 31, 2022 and 2021 is net of origination costs of $1,991 and $2,251, respectively. Interest payments initially of 4.00% fixed rate are made semiannually on March 15 and September 15 through September 15, 2025. Thereafter, floating rate payments equal to a benchmark rate (which is expected to be 3 month Secured Overnight Financing Rate (SOFR)) plus 3.885% payable quarterly in arrears beginning on December 15, 2025. The maturity date is September 15, 2030 with an optional redemption at September 15, 2025. The notes meet the criteria to be recognized as Tier 2 capital for regulatory purposes. (2)
	128,009	127,749
Unsecured revolving line of credit with an unrelated commercial bank in the amount of $100,000. The line bears interest at the monthly Bloomberg Short-Term Bank Yield Index (BSBY) plus 1.75% and matured February 16, 2023. The Company is required to meet certain financial covenants on a quarterly basis, which includes certain restrictions on cash at IBG and meeting minimum capital ratios. (3)	—	17,000
	$267,066	$283,371
____________
(1)    At December 31, 2022 and 2021, other borrowings included amounts owed to related parties of $50.
(2)    The permissible portion of qualified subordinated notes decreases 20% per year during the final five years of the term of the notes.
(3)    Subsequent to December 31, 2022, the Company renewed the line (see Note 22. Subsequent Events).

The Company has established federal funds lines of credit notes with eleven unaffiliated banks totaling $545,000 and $400,000 of borrowing capacity at December 31, 2022 and 2021, respectively. At December 31, 2022, three of the lines totaling $115,000 have stated maturity dates in May, September and December 2023. The remaining lines have no stated maturity dates and the lenders may terminate the lines at any time without notice. The lines are provided on an unsecured basis and must be repaid the following business day from when the funds are borrowed. There were no borrowings against the lines at December 31, 2022 and 2021.
In addition, the Company maintains a secured line of credit with the Federal Reserve Bank with an availability to borrow approximately $1,072,483 and $851,051 at December 31, 2022 and 2021, respectively. Approximately $1,326,376 and $1,195,362 of certain loans and securities were pledged as collateral at December 31, 2022 and 2021, respectively. There were no borrowings against this line as of December 31, 2022 and 2021.
The Company also participates in an exchange that provides direct overnight borrowings with other financial institutions. The funds are provided on an unsecured basis. Borrowing availability totaled $809,000 and $814,000 at December 31, 2022 and 2021, respectively. There were no borrowings as of December 31, 2022 and 2021.

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
As of December 31, 2022 and 2021, the carrying amount of debentures outstanding totaled $54,419 and $54,221, respectively. Information regarding the Debentures as of December 31, 2022 are summarized in the table below:

	Trust Preferred Securities Issued	Debentures Carrying Value	Repricing Frequency	Interest Rate	Interest Rate Index	Maturity Date
IB Trust I	$5,155	$5,155	Quarterly	7.69%	LIBOR + 3.25%	March 2033
Guaranty Trust III	10,310	10,310	Quarterly	7.18	LIBOR + 3.10	July 2033
IB Trust II	3,093	3,093	Quarterly	6.93	LIBOR + 2.85	March 2034
Cenbank Trust III	15,464	15,464	Quarterly	6.73	LIBOR + 2.65	April 2034
IB Trust III	3,712	3,712	Quarterly	7.09	LIBOR +2.40	December 2035
IB Centex Trust I	2,578	2,578	Quarterly	7.94	LIBOR + 3.25	February 2035
Community Group Statutory Trust I	3,609	3,609	Quarterly	6.37	LIBOR + 1.60	June 2037
Northstar Trust II (1)	5,155	4,045	Quarterly	6.44	LIBOR + 1.67	June 2037
Northstar Trust III (1)	8,248	6,453	Quarterly	6.44	LIBOR + 1.67	September 2037
	$57,324	$54,419
____________
(1)    Assumed in 2017 with a total recorded fair value discount of $2,905 remaining as of December 31, 2022.

Note 12. Leases
The Company’s primary leasing activities relate to certain real estate operating leases entered into in support of the Company’s branch operations and back office operations. The Company leases 21 of its 93 branches. The Company’s branch locations operating under lease agreements have all been designated as operating leases. In addition, the Company leases certain equipment under operating leases. The Company does not have leases designated as finance leases.
As of December 31, 2022 and 2021 the Company’s lease ROU assets were $24,830 and $24,126, respectively, and related lease liabilities were $25,913 and $23,573, respectively. Leases have remaining terms ranging from three months to 28.1 years, including extension options that the Company is reasonably certain will be exercised.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
The table below summarizes net lease cost:

	Years Ended December 31,
	2022	2021	2020
Operating lease cost	$6,559	$6,567	$6,937
Short term lease cost	121	64	124
Variable lease cost	1,455	1,645	1,631
Sublease income	(268)	(282)	(221)
Net lease cost	$7,867	$7,994	$8,471
The table below summarizes other information related to operating leases:

	Years Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,743	$5,740
Weighted average remaining lease term - operating leases, in years	7.19	7.41
Weighted average discount rate - operating leases	2.97%	3.01%
The following table outlines lease payment obligations as outlined in the Company’s lease agreements for each of the next five years and thereafter in addition to a reconcilement to the Company’s current lease liability as of December 31, 2022.

2023	$5,397
2024	5,123
2025	4,329
2026	2,895
2027	2,090
Thereafter	9,000
Total lease payments	28,834
Less imputed interest	(2,921)
$25,913
As of December 31, 2022, the Company had not entered into any material leases that have not yet commenced.

Note 13. Off-Balance Sheet Arrangements, Commitments and Contingencies
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
At December 31, 2022 and 2021, the approximate amounts of these financial instruments were as follows:

	December 31,
	2022	2021
Commitments to extend credit	$3,291,409	$2,770,036
Standby letters of credit	24,135	30,007
	$3,315,544	$2,800,043
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
The allowance for credit losses on off-balance sheet commitments was as follows:

	December 31,
	2022	2021	2020
Balance at beginning of period	$4,722	$—	$—
Impact of ASC 326 adoption	—	1,113	—
Provision for off-balance sheet credit exposure	(778)	3,609	—
Balance at end of period	$3,944	$4,722	$—
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

Note 14. Income Taxes
Income tax expense for the years ended December 31, 2022, 2021 and 2020 was as follows:

	Years Ended December 31,
	2022	2021	2020
Current income tax expense	$44,836	$52,130	$52,806
Deferred income tax expense (benefit)	5,168	5,353	(1,633)
Income tax expense, as reported	$50,004	$57,483	$51,173

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
A reconciliation between reported income tax expense and the amounts computed by applying the U.S. federal statutory income tax rate of 21% for the years ended December 31, 2022, 2021 and 2020 to income before income taxes is presented below:

	Years Ended December 31,
	2022	2021	2020
Income tax expense computed at the statutory rate	$51,722	$59,269	$53,000
Tax-exempt interest income from municipal securities	(2,176)	(1,752)	(1,779)
Tax-exempt loan income	(1,116)	(1,359)	(1,245)
Bank owned life insurance income	(1,296)	(1,094)	(1,123)
State taxes, net of federal benefit	2,045	2,516	2,660
Non-deductible compensation	919	473	—
Net tax (benefit) expense from stock based compensation	(703)	(691)	243
Other	609	121	(583)
	$50,004	$57,483	$51,173

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Components of deferred tax assets and liabilities are presented in the table below. Deferred taxes as of December 31, 2022 and 2021 are based on the U.S. statutory federal income tax rate of 21%.

	December 31,
	2022	2021
Deferred tax assets:
Allowance for loan losses	$33,241	$33,463
Net unrealized loss on available for sale securities	54,315	—
Lease liabilities under operating leases	5,640	5,141
NOL and tax credit carryforwards from acquisitions	2,986	3,354
Net unrealized loss on cash flow hedge	2,351	221
Acquired loan fair market value adjustments	3,785	5,750
Stock-based compensation	2,496	1,822
Reserve for bonuses and other accrued expenses	4,163	3,775
Deferred loan fees and costs, net	3,738	2,800
Acquired securities	1,107	1,611
Acquired intangibles	1,060	1,213
Unearned income	420	503
Deferred compensation	416	628
Noncompete agreements	484	540
Nonaccrual loans	268	463
Other	868	663
	117,338	61,947
Deferred tax liabilities:
Premises and equipment	(16,920)	(10,376)
Right-of-use assets under operating leases	(5,404)	(4,934)
Net unrealized gain on available for sale securities	—	(1,457)
Intangible assets	(13,711)	(16,464)
Acquired junior subordinated debentures fair value adjustment	(632)	(677)
FHLB and other restricted stocks	(359)	(335)
Acquired tax goodwill	(899)	(735)
Other	(744)	(791)
	(38,669)	(35,769)
Net deferred tax asset	$78,669	$26,178
At December 31, 2022, the Company had federal net operating loss carryforwards of approximately $12,708 which expire in various years from 2024 to 2032 and state net operating loss carryforwards of approximately $9,141 which expire in various years from 2025 to 2027. Deferred tax assets are recognized for net operating losses because the benefit is more likely than not to be realized. No valuation allowance for deferred tax assets was recorded at December 31, 2022 or 2021 as management believes it is more likely than not that all of the deferred tax assets will be realized.
The Company does not have any material uncertain tax positions and does not have any interest and penalties recorded in the income statement for the years ended December 31, 2022, 2021 and 2020. The Company files a consolidated income tax return in the US federal tax jurisdiction. The Company is no longer subject to examination by the US federal tax jurisdiction for years prior to 2019.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Note 15. Related Party Transactions
In the ordinary course of business, the Company has and expects to continue to have transactions, including loans to its officers, directors and their affiliates. In the opinion of management, such transactions are on the same terms as those prevailing at the time for comparable transactions with unaffiliated persons. Loan activity for officers, directors and their affiliates for the year ended December 31, 2022 is as follows:

Balance at beginning of year	$34,627
New loan originations	13,641
Repayments	(13,545)
Changes in affiliated persons	1,075
Balance at end of year	$35,798
See Note 10, Other Borrowings, for related party borrowings.

Note 16. Employee Benefit Plans
The Company has a 401(k) profit sharing plan (Plan) which covers employees over the age of eighteen who have completed thirty days of credited service, as defined by the Plan. The Plan provides for “before tax” employee contributions through salary reduction contributions under Section 401(k) of the Internal Revenue Code. A participant may choose a salary reduction not to exceed the dollar limit set by law each year. Contributions by the Company and by participants are immediately fully vested. The Company makes 401(k) matching contributions of 100% up to 6% of the participant's eligible compensation for the Plan year. The Plan also provides for the Company to make additional discretionary contributions to the Plan. The Company made contributions of approximately $8,007, $7,011 and $6,534 for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Assets and Liabilities Measured on a Recurring Basis
The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of December 31, 2022 and 2021 by level within the ASC Topic 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Assets:
Investment securities available for sale:
U.S. treasuries	$239,410	$—	$239,410	$—
Government agency securities	384,515	—	384,515	—
Obligations of state and municipal subdivisions	251,231	—	251,231	—
Corporate bonds	37,205	—	37,205	—
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	778,473	—	778,473	—
Other securities	950	—	950	—
Loans held for sale, fair value option elected (1)	10,612	—	10,612	—
Derivative financial instruments:
Interest rate lock commitments	294	—	294	—
Forward mortgage-backed securities trades	98	—	98	—
Financial institution counterparty	13,968	—	13,968	—
Liabilities:
Derivative financial instruments:
Interest rate swaps - cash flow hedge	11,283	—	11,283	—
Interest rate lock commitments	6	—	6	—
Forward mortgage-backed securities trades	11	—	11	—
Loan customer counterparty	13,788	—	13,788	—
December 31, 2021
Assets:
Investment securities available for sale:
U.S. treasuries	$174,996	$—	$174,996	$—
Government agency securities	444,675	—	444,675	—
Obligations of state and municipal subdivisions	432,760	—	432,760	—
Corporate bonds	34,796	—	34,796	—
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	918,550	—	918,550	—
Other securities	950	—	950	—
Loans held for sale, fair value option elected (1)	28,249	—	28,249	—
Derivative financial instruments:
Interest rate lock commitments	1,029	—	1,029	—
Forward mortgage-backed securities trades	27	—	27	—
Loan customer counterparty	6,459	—	6,459	—
Financial institution counterparty	1,078	—	1,078	—
Liabilities:
Derivative financial instruments:
Interest rate swaps - cash flow hedge	1,158	—	1,158	—
Interest rate lock commitments	4	—	4	—
Forward mortgage-backed securities trades	21	—	21	—
Loan customer counterparty	1,073	—	1,073	—
Financial institution counterparty	6,772	—	6,772	—
____________
(1)    At December 31, 2022 and 2021, loans held for sale for which the fair value option was elected had an aggregate outstanding principal balance of $10,330 and $27,176, respectively. There were no mortgage loans held for sale under the fair value option that were 90 days or greater past due or on nonaccrual at December 31, 2022.

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Assets and Liabilities Measured on a Nonrecurring Basis
In accordance with ASC Topic 820, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at December 31, 2022 and 2021, for which a nonrecurring change in fair value has been recorded:

		Fair Value Measurements at Reporting Date Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Period Ended Total (Gains) Losses
December 31, 2022
Assets:
Individually evaluated loans	$8,527	$—	$—	$8,527	$3,505
Other real estate owned	23,900	—	—	23,900	3,548

December 31, 2021
Assets:
Individually evaluated loans	$11,204	$—	$—	$11,204	$3,526
Individually evaluated loans are measured at an observable market price (if available) or at the fair value of the loan’s underlying collateral (if collateral dependent). Fair value of the loan’s collateral is determined by appraisals or independent valuation, which is then adjusted for the estimated costs related to liquidation of the collateral. Management’s ongoing review of appraisal information may result in additional discounts or adjustments to valuation based upon more recent market sales activity or more current appraisal information derived from properties of similar type and/or locale. In addition, management's discounting criteria may vary for loans secured by non-real estate collateral such as inventory, oil and gas reserves, accounts receivable, equipment or other business assets. Management reviews the appraisals or valuations for appropriateness and adjusts the value downward to consider selling and closing costs, which typically range from 5% to 8% of the appraised value. Therefore, the Company has categorized its individually evaluated loans as Level 3.
Other real estate owned is measured at fair value on a nonrecurring basis (upon initial recognition or subsequent impairment). Other real estate owned is classified within Level 3 of the valuation hierarchy. When transferred from the loan portfolio, other real estate owned is adjusted to fair value less estimated selling costs and is subsequently carried at the lower of carrying value or fair value less estimated selling costs. The fair value is determined using an external appraisal process, discounted based on internal criteria. Management reviews the external appraisals for appropriateness and adjusts the value downward to consider selling and closing costs, which typically range from 5% to 8% of the appraised value. Therefore, the Company has categorized its other real estate as Level 3. There was no other real estate owned remeasured during the year ended December 31, 2021.
In addition, mortgage loans held for sale not recorded under the fair value option are required to be measured at the lower of cost or fair value. The fair value of these loans is based upon binding quotes or bids from third party investors. As of December 31, 2022 and 2021, all mortgage loans held for sale not recorded under the fair value option were recorded at cost.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Fair Value of Financial Instruments not Recorded at Fair Value
The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instruments that are reported at amortized cost on the Company's consolidated balance sheets were as follows at December 31, 2022 and 2021:

			Fair Value Measurements at Reporting Date Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Financial assets:
Cash and cash equivalents	$654,322	$654,322	$654,322	$—	$—
Certificates of deposit held in other banks	496	486	—	486	—
Investment securities held to maturity	207,059	162,239	—	162,239	—
Loans held for sale, at cost	698	710	—	710	—
Loans, net	13,760,576	13,450,582	—	—	13,450,582
FHLB of Dallas stock and other restricted stock	23,436	23,436	—	23,436	—
Accrued interest receivable	59,214	59,214	—	59,214	—
Financial liabilities:
Deposits	15,121,417	15,063,025	—	15,063,025	—
Accrued interest payable	9,604	9,604	—	9,604	—
FHLB advances	300,000	246,519	—	246,519	—
Other borrowings	267,066	258,800	—	258,800	—
Junior subordinated debentures	54,419	53,969	—	53,969	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2021
Financial assets:
Cash and cash equivalents	$2,608,444	$2,608,444	$2,608,444	$—	$—
Certificates of deposit held in other banks	3,245	3,246	—	3,246	—
Loans held for sale, at cost	3,875	3,982	—	3,982	—
Loans, net	12,290,740	12,415,366	—	—	12,415,366
FHLB of Dallas stock and other restricted stock	21,573	21,573	—	21,573	—
Accrued interest receivable	49,636	49,636	—	49,636	—
Financial liabilities:
Deposits	15,553,908	15,553,645	—	15,553,645	—
Accrued interest payable	5,301	5,301	—	5,301	—
FHLB advances	150,000	128,555	—	128,555	—
Other borrowings	283,371	303,250	—	303,250	—
Junior subordinated debentures	54,221	45,501	—	45,501	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

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
Other borrowings: The estimated fair value approximates carrying value for short-term borrowings. The fair value of private subordinated debentures is based upon prevailing rates on similar debt in the market place. The subordinated debentures that are publicly traded are valued based on indicative bid prices based upon market pricing observations in the current market.
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
The Company's objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company has two interest rate swap derivatives with an aggregated notional amount of $100,000 that were designated as cash flow hedges. The derivatives are intended to hedge the variable cash flows associated with certain existing variable-interest rate loans and were determined to be effective during the year ended December 31, 2022.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest income in the same period that the hedged transaction affects earnings. Amounts of losses recognized in accumulated other comprehensive income (loss) related to derivatives was $8,624, net of tax, and the amounts of losses that were reclassified to interest income as interest payments were made on the Company’s variable-rate loans was $609, net of tax, during and for the year ended December 31, 2022. Amounts of losses recognized in accumulated other comprehensive income related to derivatives was $359, net of tax, and the amounts of gains that were reclassified to interest income as interest payments were received on the Company’s variable-rate loans was $472, net of tax, during and for the year ended December 31, 2021. During the next twelve months, the Company estimates that $3,838 will be reclassified as a decrease to interest income.
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
The following table provides the outstanding notional balances and fair values of outstanding derivative positions at December 31, 2022 and 2021:

	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
December 31, 2022
Derivatives designated as hedging instruments:
Interest rate swaps - cash flow hedge	$100,000	$—	$11,283
Derivatives not designated as hedging instruments:
Interest rate lock commitments	15,476	294	6
Forward mortgage-backed securities trades	18,500	98	11
Commercial loan interest rate swaps:
Loan customer counterparty	183,183	—	13,788
Financial institution counterparty	183,183	13,968	—

December 31, 2021
Derivatives designated as hedging instruments:
Interest rate swaps - cash flow hedge	$100,000	$—	$1,158
Derivatives not designated as hedging instruments:
Interest rate lock commitments	34,064	1,029	4
Forward mortgage-backed securities trades	30,500	27	21
Commercial loan interest rate swaps:
Loan customer counterparty	254,935	6,459	1,073
Financial institution counterparty	254,935	1,078	6,772
The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding were as follows:

	Weighted Average Interest Rate
	December 31, 2022		December 31, 2021
	Received	Paid	Received	Paid
Loan customer counterparty	4.12%	6.72%	4.12%	2.40%

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
The credit exposure related to interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $13,968 and $7,537 at December 31, 2022 and 2021, respectively. In some cases collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. At December 31, 2022 and 2021, cash of $10,394 and $20,491 and securities of $509 and $3,168 were pledged as collateral for these derivatives, respectively, and counterparties had deposited $3,390 of cash with the Company as of December 31, 2022.
The Company has entered into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which the Company is either a participant or a lead bank. Risk participation agreements entered into as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. The Company is party to no risk participation agreement as a participant bank at December 31, 2022. Risk participation agreements entered into as the lead bank provide credit protection to the Company should the borrower fail to perform on its interest rate derivative contract. The Company is party to one risk participation agreement as the lead bank having a notional amount of $9,082 at December 31, 2022.
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
A summary of derivative activity and the related impact on the consolidated statements of income for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Income Statement Location	Years Ended December 31,
		2022	2021	2020
Derivatives designated as hedging instruments
Interest rate swaps - cash flow hedges	Interest and fees on loans	$(791)	$584	$—
Derivatives not designated as hedging instruments
Interest rate lock commitments	Mortgage banking revenue	(737)	(2,490)	2,668
Forward mortgage-backed securities trades	Mortgage banking revenue	81	574	(505)

Note 19. Stock Awards
The Company grants common stock awards to certain employees of the Company. In May 2022, the shareholders of the Company approved a new 2022 Equity Incentive Plan (2022 Plan). Under this plan, the Compensation Committee may grant awards to certain employees of the Company in the form of restricted stock, restricted stock units, stock appreciation rights, qualified and nonqualified stock options, performance share awards and other equity-based awards. Effective with the adoption of the 2022 Plan, no further awards will be granted under the prior 2013 Equity Incentive Plan (2013 Plan). Awards outstanding under the 2013 Plan will remain in effect under the prior plan according to their respective terms and any terminated 2013 Plan awards will be available for awards under the 2022 Plan in accordance with the 2022 Plan's provisions. The 2022 Plan has 1,500,000 reserved shares of common stock to be awarded by the Company’s Compensation Committee. As of December 31, 2022, there were 1,459,078 shares remaining available for grant for future awards.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Shares issued under these plans are restricted stock awards and performance stock units at target award level. Restricted stock awarded to employees generally vest evenly over the required employment period, and range from one to five years. Performance stock units awarded have a three to four year cliff vesting period. Restricted stock awards granted are issued at the date of grant and receive dividends. Performance stock units are eligible to receive dividend equivalents as such dividends are declared on the Company's common stock during the performance period. Equivalent dividend payments are based upon the number of shares issued under each performance award and are deferred until such time that the units vest and the shares are issued.
Restricted Stock Awards
The following table summarizes the activity in nonvested restricted stock awards for the years ended December 31, 2022 and 2021:

Restricted Stock Awards	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2021	363,551	$53.14
Granted during the period	149,160	69.80
Vested during the period	(193,303)	54.61
Forfeited during the period	(10,393)	57.40
Nonvested shares, December 31, 2022	309,015	$60.12

Nonvested shares, December 31, 2020	468,800	$49.01
Granted during the period	115,463	66.10
Vested during the period	(185,447)	51.18
Forfeited during the period	(35,265)	50.23
Nonvested shares, December 31, 2021	363,551	$53.14
Compensation expense related to these awards is recorded based on the fair value of the award at the date of grant and totaled $10,856, $8,984 and $8,450 for the years ended December 31, 2022, 2021 and 2020, respectively. Compensation expense is recorded in salaries and employee benefits in the accompanying consolidated statements of income. At December 31, 2022, future compensation expense is estimated to be $11,659 and will be recognized over a remaining weighted average period of 2.28 years.
The fair value of common stock awards that vested during the years ended December 31, 2022, 2021 and 2020 was $13,795, $12,651 and $5,602, respectively. The Company has recorded $(703), $(691) and $243 in excess tax (benefit) expense on vested restricted stock to income tax expense for the years ended December 31, 2022, 2021 and 2020, respectively.
There were no modifications of stock agreements during 2022, 2021 and 2020 that resulted in significant additional incremental compensation costs.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
At December 31, 2022, the future vesting schedule of the nonvested restricted stock awards is as follows:

Number of Shares
First year	156,588
Second year	97,066
Third year	42,154
Fourth year	13,207
Total nonvested shares	309,015
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
The following table summarizes the activity in nonvested performance stock units at target award level for the years ended December 31, 2022 and 2021:

Performance-Based Restricted Stock Units	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2021	114,498	$43.93
Granted during the period	25,742	72.65
Nonvested shares, December 31, 2022	140,240	$49.20

Nonvested shares, December 31, 2020	89,300	$38.29
Granted during the period	25,198	63.92
Nonvested shares, December 31, 2021	114,498	$43.93
Compensation expense related to performance stock units is estimated each period based on the fair value of the target stock unit at the grant date and the most probable level of achievement of the performance condition, adjusted for the passage of time within the vesting periods of the awards. Compensation expense related to these awards was $2,841, $1,707 and $0 for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, the unrecognized compensation expense assuming the target attainment is estimated to be $2,887, while the estimated maximum payout is $6,605. The remaining performance period over which the expense will be recognized is 1.99 years.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Common Equity Tier 1 (CET1) and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2022 and 2021, the Company and the Bank meet all capital adequacy requirements to which they are subject, including the capital buffer requirement.
As of December 31, 2022 and 2021, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk based, CET1, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Bank’s category.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
The following table presents actual and required capital ratios under Basel III Capital Rules for the Company and Bank as of December 31, 2022 and 2021. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended, to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required Plus Capital Conservation Buffer		Required To Be Considered Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2022
Total capital to risk weighted assets:
Consolidated	$1,936,363	12.35%	$1,645,772	10.50%	$1,567,402	10.00%
Bank	2,013,874	12.85	1,645,236	10.50	1,566,891	10.00
Tier 1 capital to risk weighted assets:
Consolidated	1,637,191	10.45	1,332,291	8.50	940,441	6.00
Bank	1,896,702	12.10	1,331,858	8.50	1,253,513	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	1,581,591	10.09	1,097,181	7.00	N/A	N/A
Bank	1,896,702	12.10	1,096,824	7.00	1,018,479	6.50
Tier 1 capital to average assets:
Consolidated	1,637,191	9.49	690,309	4.00	N/A	N/A
Bank	1,896,702	10.99	690,130	4.00	862,663	5.00

December 31, 2021
Total capital to risk weighted assets:
Consolidated	$1,916,163	13.67%	$1,471,510	10.50%	$1,401,438	10.00%
Bank	1,983,530	14.16	1,471,036	10.50	1,400,987	10.00
Tier 1 capital to risk weighted assets:
Consolidated	1,614,372	11.52	1,191,223	8.50	840,863	6.00
Bank	1,885,739	13.46	1,190,839	8.50	1,120,790	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	1,558,772	11.12	981,007	7.00	N/A	N/A
Bank	1,885,739	13.46	980,691	7.00	910,642	6.50
Tier 1 capital to average assets:
Consolidated	1,614,372	8.80	733,954	4.00	N/A	N/A
Bank	1,885,739	10.28	733,785	4.00	917,231	5.00
_____________
(1) “Well-capitalized” Common Equity Tier 1 to Risk-Weighted Assets and Tier 1 to Average Assets are not formally defined under applicable banking regulations for bank holding companies. However, the Federal Reserve Board and the FDIC may require the Company to maintain a Tier 1 to Average Assets Ratio above the required minimum.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Stock repurchase program: From time to time, the Company's Board of Directors has authorized stock repurchase programs which allow the Company to purchase its common stock generally over a one-year period at various prices in the open market or in privately negotiated transactions. In December 2021, the Company's Board established the 2022 Stock Repurchase Plan, which provides for the repurchase of up to $160,000 of common stock through December 31, 2022. Under this program, the Company repurchased 1,651,236 shares at a total cost of $115,966 for the year ended December 31, 2022. There were 419,098 shares repurchased at a total cost of $29,241 by the Company during the year ended December 31, 2021 under a prior plan. Federal bank regulators have adopted final rules that, among other things, eliminated the standalone prior approval requirement for any repurchase of common stock. However, the Company remains subject to a Federal Reserve Board guideline that requires consultation with the Federal Reserve Board regarding plans for share repurchases. The Company’s repurchases of its common stock may be subject to a prior approval or notice requirement under other regulations, policies or supervisory expectations of the Federal Reserve Board.
Company stock repurchased to settle employee tax withholding related to vesting of stock awards totaled 53,088 shares at a total cost of $3,780, and 41,970 shares at a total cost of $2,891 for the periods ended December 31, 2022 and 2021, respectively, and were not included under the repurchase program.

Note 21. Parent Company Only Financial Statements
The following balance sheets, statements of income and statements of cash flows for Independent Bank Group, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

Balance Sheets
	December 31,
Assets	2022	2021
Cash and cash equivalents	$5,660	$10,747
Investment in subsidiaries	2,701,273	2,904,395
Investment in trusts	1,724	1,724
Other assets	3,511	3,039
Total assets	$2,712,168	$2,919,905

Liabilities and Stockholders' Equity
Other borrowings	$267,066	$283,371
Junior subordinated debentures	54,419	54,221
Other liabilities	5,300	5,663
Total liabilities	326,785	343,255

Stockholders' equity:
Preferred stock	—	—
Common stock	412	428
Additional paid-in capital	1,959,193	1,945,497
Retained earnings	638,354	625,484
Accumulated other comprehensive (loss) income	(212,576)	5,241
Total stockholders' equity	2,385,383	2,576,650
Total liabilities and stockholders' equity	$2,712,168	$2,919,905

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Statements of Income
	Years Ended December 31,
	2022	2021	2020
Interest expense:
Interest on other borrowings	$14,450	$15,247	$12,446
Interest on junior subordinated debentures	2,713	1,756	2,162
Total interest expense	17,163	17,003	14,608
Noninterest income:
Dividends from subsidiaries	208,665	134,547	83,314
Other	—	61	—
Total noninterest income	208,665	134,608	83,314
Noninterest expense:
Salaries and employee benefits	14,886	10,546	8,346
Professional fees	736	126	202
Acquisition expense, including legal	—	—	16,225
Other	2,738	2,510	2,424
Total noninterest expense	18,360	13,182	27,197
Income before income tax benefit and equity in undistributed income of subsidiaries	173,142	104,423	41,509
Income tax benefit	8,454	7,131	9,410
Income before equity in undistributed income of subsidiaries	181,596	111,554	50,919
Equity in undistributed income of subsidiaries	14,695	113,196	150,290
Net income	$196,291	$224,750	$201,209

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Statements of Cash Flows
	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$196,291	$224,750	$201,209
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(14,695)	(113,196)	(150,290)
Amortization of discount and origination costs on borrowings	893	894	720
Stock based compensation expense	13,697	10,691	8,450
Excess tax (benefit) expense on restricted stock vested	(703)	(691)	243
Deferred tax (benefit) expense	(579)	(210)	96
Net change in other assets	107	1,020	(590)
Net change in other liabilities	140	500	(952)
Net cash provided by operating activities	195,151	123,758	58,886

Cash flows from investing activities:
Capital investment in subsidiaries	—	—	(120,000)
Net cash used in investing activities	—	—	(120,000)

Cash flows from financing activities:
Proceeds from other borrowings	111,000	75,000	148,653
Repayments of other borrowings	(128,000)	(104,500)	(39,250)
Repurchase of common stock	(119,746)	(32,132)	(5,819)
Dividends paid	(63,492)	(56,861)	(45,265)
Net cash (used in) provided by financing activities	(200,238)	(118,493)	58,319
Net change in cash and cash equivalents	(5,087)	5,265	(2,795)
Cash and cash equivalents at beginning of year	10,747	5,482	8,277
Cash and cash equivalents at end of year	$5,660	$10,747	$5,482

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Note 22. Subsequent Events
Declaration of dividends
On January 19, 2023, the Company declared a quarterly cash dividend in the amount of $0.38 per share of common stock to the stockholders of record on February 6, 2023. The dividend totaling $15,644 was paid on February 16, 2023.
Stock repurchase program renewal
On January 19, 2023, the Company approved the renewal of its stock repurchase program. The program authorizes the Company to repurchase up to $125 million of the Company's common stock. The repurchase program is authorized to continue through December 31, 2023. No shares have been repurchased by the Company under this program through the date of this report.
Line of credit agreement
On February 16, 2023, the Company renewed its $100,000 unsecured revolving line of credit with a maturity date of February 16, 2024. As of February 21, 2023, the Company has no borrowings against its revolving line of credit.

ITEM 16. FORM 10-K SUMMARY
The Company has not elected to include a summary of the information required in this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of McKinney, Texas, on February 21, 2023.

Independent Bank Group, Inc. (Registrant)

Date:	February 21, 2023	By: /s/ David R. Brooks

David R. Brooks
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David R. Brooks	Chairman, Chief Executive Officer and Director	February 21, 2023
David R. Brooks	(Principal Executive Officer)

/s/ Paul B. Langdale	Executive Vice President and Chief Financial Officer	February 21, 2023
Paul B. Langdale	(Principal Financial Officer)

/s/ Brenda K. Montgomery	Chief Accounting Officer	February 21, 2023
Brenda K. Montgomery	(Principal Accounting Officer)

/s/ Daniel W. Brooks	Vice Chairman and Director	February 21, 2023
Daniel W. Brooks

/s/ William E. Fair	Director	February 21, 2023
William E. Fair

/s/ Alicia K. Harrison	Director	February 21, 2023
Alicia K. Harrison

/s/ Craig E. Holmes	Director	February 21, 2023
Craig E. Holmes

/s/ J. Webb Jennings III	Director	February 21, 2023
J. Webb Jennings III

/s/ Donald L. Poarch	Director	February 21, 2023
Donald L. Poarch

/s/ G. Stacy Smith	Director	February 21, 2023
G. Stacy Smith

/s/ Michael T. Viola	Director	February 21, 2023
Michael T. Viola

/s/ Paul E. Washington	Director	February 21, 2023
Paul E. Washington