Form 10-Q
period 2023-03-31
Independent Bank Group, Inc.
filed 2023-04-25
CIK 1564618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2023.
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
Common Stock, Par Value $0.01 Per Share – 41,281,499 shares as of April 21, 2023.

INDEPENDENT BANK GROUP, INC. AND SUBSIDIARIES
Form 10-Q
March 31, 2023

***

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Independent Bank Group, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2023 (unaudited) and December 31, 2022
(Dollars in thousands, except share information)

	March 31,	December 31,
Assets	2023	2022
Cash and due from banks	$108,178	$134,183
Interest-bearing deposits in other banks	940,412	520,139
Cash and cash equivalents	1,048,590	654,322
Certificates of deposit held in other banks	496	496
Securities available for sale, at fair value	1,675,415	1,691,784
Securities held to maturity, net of allowance for credit losses of $0 and $0, respectively	206,602	207,059
Loans held for sale (includes $12,989 and $10,612 carried at fair value, respectively)	16,576	11,310
Loans, net of allowance for credit losses of $146,850 and $148,787, respectively	13,859,736	13,760,576
Premises and equipment, net	354,540	355,368
Other real estate owned	22,700	23,900
Federal Home Loan Bank (FHLB) of Dallas stock and other restricted stock	85,408	23,436
Bank-owned life insurance (BOLI)	241,395	240,448
Deferred tax asset	91,269	78,669
Goodwill	994,021	994,021
Other intangible assets, net	59,888	62,999
Other assets	141,718	154,026
Total assets	$18,798,354	$18,258,414

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$4,148,360	$4,736,830
Interest-bearing	9,907,327	10,384,587
Total deposits	14,055,687	15,121,417
FHLB advances	1,800,000	300,000
Other borrowings	337,607	267,066
Junior subordinated debentures	54,469	54,419
Other liabilities	199,734	130,129
Total liabilities	16,447,497	15,873,031
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock (0 and 0 shares outstanding, respectively)	—	—
Common stock (41,281,904 and 41,190,677 shares outstanding, respectively)	413	412
Additional paid-in capital	1,961,637	1,959,193
Retained earnings	583,529	638,354
Accumulated other comprehensive loss	(194,722)	(212,576)
Total stockholders’ equity	2,350,857	2,385,383
Total liabilities and stockholders’ equity	$18,798,354	$18,258,414
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Income
Three Months Ended March 31, 2023 and 2022 (unaudited)
(Dollars in thousands, except per share information)

	Three Months Ended March 31,
	2023	2022
Interest income:
Interest and fees on loans	$184,294	$129,179
Interest on taxable securities	7,858	8,359
Interest on nontaxable securities	2,603	2,333
Interest on interest-bearing deposits and other	6,421	994
Total interest income	201,176	140,865
Interest expense:
Interest on deposits	62,261	5,610
Interest on FHLB advances	5,824	179
Interest on other borrowings	4,079	3,482
Interest on junior subordinated debentures	1,090	446
Total interest expense	73,254	9,717
Net interest income	127,922	131,148
Provision for credit losses	90	(1,443)
Net interest income after provision for credit losses	127,832	132,591
Noninterest income:
Service charges on deposit accounts	3,349	2,752
Investment management fees	2,301	2,451
Mortgage banking revenue	1,624	3,026
Mortgage warehouse purchase program fees	324	958
Loss on sale of loans	—	(1,484)
Gain (loss) on sale and disposal of premises and equipment	47	(163)
Increase in cash surrender value of BOLI	1,377	1,310
Other	3,732	4,035
Total noninterest income	12,754	12,885
Noninterest expense:
Salaries and employee benefits	46,275	49,555
Occupancy	11,559	10,000
Communications and technology	7,090	5,901
FDIC assessment	2,712	1,493
Advertising and public relations	604	456
Other real estate owned expenses, net	(44)	—
Impairment of other real estate	1,200	—
Amortization of other intangible assets	3,111	3,145
Litigation settlement	102,500	—
Professional fees	3,065	3,439
Other	11,308	8,468
Total noninterest expense	189,380	82,457
(Loss) income before taxes	(48,794)	63,019
Income tax (benefit) expense	(11,284)	12,279
Net (loss) income	$(37,510)	$50,740
Basic (loss) earnings per share	$(0.91)	$1.19
Diluted (loss) earnings per share	$(0.91)	$1.18
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2023 and 2022 (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Net (loss) income	$(37,510)	$50,740
Other comprehensive income (loss) before tax:
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising during the period, excluding the change attributable to available for sale securities reclassified to held to maturity	20,771	(106,564)
Tax effect	4,362	(22,378)
Unrealized gains (losses) arising during the period, net of tax, excluding the change attributable to available for sale securities reclassified to held to maturity	16,409	(84,186)
Change in net unamortized gains on available for sale securities reclassified into held to maturity securities	(5)	(5)
Tax effect	(1)	(1)
Change in net unamortized gains on available for sale securities reclassified into held to maturity securities, net of tax	(4)	(4)
Change in unrealized gains (losses) on securities, net of tax	16,405	(84,190)

Unrealized gains (losses) on derivative financial instruments:
Unrealized holding gains (losses) arising during the period	940	(4,965)
Tax effect	197	(1,043)
Unrealized gains (losses) arising during the period, net of tax	743	(3,922)
Reclassification of amount of losses (gains) recognized into income	894	(202)
Tax effect	188	(42)
Reclassification of amount of losses (gains) recognized into income, net of tax	706	(160)
Change in unrealized gains (losses) on derivative financial instruments	1,449	(4,082)
Other comprehensive income (loss), net of tax	17,854	(88,272)
Comprehensive loss	$(19,656)	$(37,532)
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2023 and 2022 (unaudited)
(Dollars in thousands, except for par value, share and per share information)

	Preferred Stock $0.01 Par	Common Stock $0.01 Par Value		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Value 10 million shares authorized	100 million shares authorized
		Shares	Amount
Three Months Ended
Balance, December 31, 2022	$—	41,190,677	$412	$1,959,193	$638,354	$(212,576)	$2,385,383
Net loss	—	—	—	—	(37,510)	—	(37,510)
Other comprehensive income, net of tax	—	—	—	—	—	17,854	17,854
Common stock repurchased	—	(26,777)	—	—	(1,617)	—	(1,617)
Restricted stock forfeited	—	(1,763)	—	—	—	—	—
Restricted stock granted	—	119,767	1	(1)	—	—	—
Stock based compensation expense	—	—	—	2,445	—	—	2,445
Cash dividends ($0.38 per share)	—	—	—	—	(15,698)	—	(15,698)
Balance, March 31, 2023	$—	41,281,904	$413	$1,961,637	$583,529	$(194,722)	$2,350,857

Three Months Ended
Balance, December 31, 2021	$—	42,756,234	$428	$1,945,497	$625,484	$5,241	$2,576,650
Net income	—	—	—	—	50,740	—	50,740
Other comprehensive loss, net of tax	—	—	—	—	—	(88,272)	(88,272)
Common stock repurchased	—	(37,575)	—	—	(2,789)	—	(2,789)
Restricted stock forfeited	—	(715)	—	—	—	—	—
Restricted stock granted	—	77,284	—	—	—	—	—
Stock based compensation expense	—	—	—	2,412	—	—	2,412
Cash dividends ($0.38 per share)	—	—	—	—	(16,281)	—	(16,281)
Balance, March 31, 2022	$—	42,795,228	$428	$1,947,909	$657,154	$(83,031)	$2,522,460

See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2023 and 2022 (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(37,510)	$50,740
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	4,433	3,292
Accretion income recognized on loans	(1,115)	(4,081)
Amortization of other intangibles assets	3,111	3,145
Amortization of premium on securities, net	1,861	1,645
Amortization of discount and origination costs on borrowings	591	223
Stock based compensation expense	2,445	2,412
Excess tax expense (benefit) on restricted stock vested	85	(354)
FHLB stock dividends	(397)	(31)
(Gain) loss on sale and disposal of premises and equipment	(47)	163
Loss on sale of loans	—	1,484
Impairment of other real estate	1,200	—
Impairment of other assets	802	—
Deferred tax (benefit) expense	(17,347)	4,203
Provision for credit losses	90	(1,443)
Increase in cash surrender value of BOLI	(1,377)	(1,310)
Excess benefit claim on BOLI	(318)	(784)
Net gain on mortgage loans held for sale	(1,209)	(1,407)
Originations of loans held for sale	(56,152)	(90,828)
Proceeds from sale of loans held for sale	52,095	101,616
Net change in other assets	15,058	3,325
Net change in other liabilities	61,952	(50,696)
Net cash provided by operating activities	28,251	21,314
Cash flows from investing activities:
Investment securities available for sale:
Proceeds from maturities, calls and paydowns	35,731	3,061,183
Purchases	—	(3,211,644)
Investment securities held to maturity:
Purchases	—	(70,773)
Proceeds from maturities of certificates of deposit held in other banks	—	248
Proceeds from benefit claim of BOLI	748	1,344
Purchases of FHLB stock and other restricted stock	(61,575)	—
Proceeds from redemptions of FHLB stock and other restricted stock	—	33
Proceeds from sale of loans	—	17,506
Net loans originated held for investment	(3,889)	(286,598)
Originations of mortgage warehouse purchase loans	(2,238,118)	(4,600,627)
Proceeds from pay-offs of mortgage warehouse purchase loans	2,149,670	4,819,921
Additions to premises and equipment	(3,746)	(19,441)
Proceeds from sale of premises and equipment	188	9
Net cash used in investing activities	(120,991)	(288,839)

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
Three Months Ended March 31, 2023 and 2022 (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2023	2022

Cash flows from financing activities:
Net decrease in demand deposits, money market and savings accounts	(1,500,907)	(550,396)
Net increase (decrease) in time deposits	435,177	(153,241)
Proceeds from FHLB advances	3,350,000	—
Repayments of FHLB advances	(1,850,000)	—
Proceeds from other borrowings	100,000	3,000
Repayments of other borrowings	(30,000)	(17,000)
Repurchase of common stock	(1,617)	(2,789)
Dividends paid	(15,645)	(16,237)
Net cash provided by (used in) financing activities	487,008	(736,663)
Net change in cash and cash equivalents	394,268	(1,004,188)
Cash and cash equivalents at beginning of period	654,322	2,608,444
Cash and cash equivalents at end of period	$1,048,590	$1,604,256
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
The consolidated interim financial statements are unaudited, but include all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented. All such adjustments were of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The consolidated balance sheet at December 31, 2022 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
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
Goodwill assessment: The Company's policy is to test goodwill for impairment annually on December 31 or on an interim basis if an event triggering impairment may have occurred. During the period ended March 31, 2023, the economic uncertainty and market volatility resulting from the rising interest rate environment and the recent banking crisis resulted in a decrease in the Company's stock price and market capitalization. Management believed such decrease was a triggering indicator requiring an interim goodwill impairment quantitative analysis. Based on an analysis performed, the Company's estimated fair value to a market participant as of March 31, 2023, exceeded its carrying amount resulting in no impairment charge for the period. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Adoption of new accounting standards: ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method. Under prior guidance, entities can apply the last-of-layer hedging method to hedge the exposure of a closed portfolio of prepayable financial assets to fair value changes due to changes in interest rates for a portion of the portfolio that is not expected to be affected by prepayments, defaults, and other events affecting the timing and amount of cash flows. ASU 2022-01 expands the last-of-layer method, which permits only one hedge layer, to allow multiple hedged layers of a single closed portfolio. To reflect that expansion, the last-of-layer method is renamed the portfolio layer method. ASU 2022-01 also (i) expands the scope of the portfolio layer method to include non-prepayable financial assets, (ii) specifies eligible hedging instruments in a single-layer hedge, (iii) provides additional guidance on the accounting for and disclosure of hedge basis adjustments under the portfolio layer method and (iv) specifies how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio. The Company adopted ASU 2022-01 on January 1, 2023 and the adoption did not have a significant impact on the financial statements.

ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings in ASC Subtopic 310-40, Receivables -Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, ASU 2022-02 requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. The Company adopted ASU 2022-02 on a modified retrospective basis on January 1, 2023. The adoption did not have a significant impact on the financial statements.
Subsequent events: Companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued. They must recognize in the financial statements the effect of all events or transactions that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial statement preparation process. Entities shall not recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. The Company has evaluated subsequent events through the date of filing these financial statements with the Securities and Exchange Commission (SEC) and noted no subsequent events requiring financial statement recognition or disclosure, except as disclosed in Note 13. Subsequent Events.
Earnings (loss) per share: Basic earnings (loss) per common share is calculated as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the period. The unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities for this calculation. Diluted earnings (loss) per common share includes the dilutive effect of additional potential common shares issuable under participating nonvested restricted stock awards as well as performance stock units (PSUs). The participating nonvested restricted stock awards were not included in dilutive shares as they were anti-dilutive for the three months ended March 31, 2023 and 2022. Proceeds from the assumed exercise of dilutive participating nonvested restricted stock awards and PSUs are assumed to be used to repurchase common stock at the average market price.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The following table presents a reconciliation of net (loss) income available to common shareholders and the number of shares used in the calculation of basic and diluted (loss) earnings per common share:

	Three Months Ended March 31,
	2023	2022
Basic (loss) earnings per share:
Net (loss) income	$(37,510)	$50,740
Less:
Undistributed (loss) earnings allocated to participating securities	(206)	266
Dividends paid on participating securities	61	125
Net (loss) income available to common shareholders	$(37,365)	$50,349
Weighted average basic shares outstanding	41,063,527	42,438,857
Basic (loss) earnings per share	$(0.91)	$1.19
Diluted (loss) earnings per share:
Net (loss) income available to common shareholders	$(37,365)	$50,349
Total weighted average basic shares outstanding	41,063,527	42,438,857
Add dilutive performance stock units	93,422	73,392
Total weighted average diluted shares outstanding	41,156,949	42,512,249
Diluted (loss) earnings per share	$(0.91)	$1.18
Anti-dilutive participating securities	58,891	145,219

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

	Three Months Ended March 31,
	2023	2022
Cash transactions:
Interest expense paid	$72,029	$12,457
Income taxes paid	$20	$30
Noncash transactions:
Deferred dividend equivalents	$53	$44
Transfer of securities available for sale to held to maturity	$—	$117,583
Securities purchased, not yet settled	$—	$7,026
Right-of-use assets obtained in exchange for lease liabilities	$3,556	$3,882
Loans purchased, not yet settled	$4,987	$36,383

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Note 3. Securities
Securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at March 31, 2023 and December 31, 2022 are as follows:

	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
March 31, 2023
U.S. treasuries	$249,309	$—	$(17,260)	$232,049
Government agency securities	468,934	—	(80,457)	388,477
Obligations of state and municipal subdivisions	257,409	317	(10,152)	247,574
Corporate bonds	43,000	—	(6,239)	36,761
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	893,934	7	(124,087)	769,854
Other securities	700	—	—	700
	$1,913,286	$324	$(238,195)	$1,675,415

December 31, 2022
U.S. treasuries	$259,675	$—	$(20,265)	$239,410
Government agency securities	468,994	—	(84,479)	384,515
Obligations of state and municipal subdivisions	264,419	106	(13,294)	251,231
Corporate bonds	43,000	—	(5,795)	37,205
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	913,388	9	(134,924)	778,473
Other securities	950	—	—	950
	$1,950,426	$115	$(258,757)	$1,691,784

Securities Held to Maturity
March 31, 2023
Obligations of state and municipal subdivisions	$206,602	$143	$(38,994)	$167,751

December 31, 2022
Obligations of state and municipal subdivisions	$207,059	$—	$(44,820)	$162,239
____________
(1)    Excludes accrued interest receivable of $6,759 and $7,702 on available for sale and $914 and $2,697 on held to maturity securities at March 31, 2023 and December 31, 2022, respectively, that is recorded in other assets on the accompanying consolidated balance sheets.
During 2022, the Company reclassified, at fair value, approximately $117,583 in available for sale obligations of state and municipal subdivisions to the held to maturity category, primarily to limit future volatility in equity due to potential increases in interest rates. The related net unrealized pre-tax gains of approximately $26 remained in accumulated other comprehensive income (loss) and will be amortized over the remaining life of the securities, as an adjustment of the yield on the transferred securities. There have been no transfers of securities in 2023.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The amortized cost and estimated fair value of securities at March 31, 2023, by contractual maturity, are shown below. Maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2023
	Available for Sale		Held to Maturity
	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Due in one year or less	$53,976	$53,208	$—	$—
Due from one year to five years	313,724	296,280	—	—
Due from five to ten years	467,003	399,742	—	—
Thereafter	184,649	156,331	206,602	167,751
	1,019,352	905,561	206,602	167,751
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	893,934	769,854	—	—
	$1,913,286	$1,675,415	$206,602	$167,751
____________
(1)    Excludes accrued interest receivable of $6,759 on available for sale and $914 on held to maturity securities at March 31, 2023, that is recorded in other assets on the accompanying consolidated balance sheets.
Securities with a fair value of approximately $876,379 and $1,168,006 at March 31, 2023 and December 31, 2022, respectively, were pledged primarily to secure deposits.
There were no sales of securities during the three months ended March 31, 2023 and 2022.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The number of securities, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2023 and December 31, 2022, are summarized as follows:

	Less Than 12 Months			Greater Than 12 Months			Total
Description of Securities	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Securities Available for Sale
March 31, 2023
U.S. treasuries	2	$17,031	$(502)	33	$215,018	$(16,758)	$232,049	$(17,260)
Government agency securities	1	4,877	(135)	74	383,600	(80,322)	388,477	(80,457)
Obligations of state and municipal subdivisions	119	81,043	(487)	186	117,227	(9,665)	198,270	(10,152)
Corporate bonds	3	11,885	(3,115)	8	21,876	(3,124)	33,761	(6,239)
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	29	47,406	(2,151)	324	721,961	(121,936)	769,367	(124,087)
	154	$162,242	$(6,390)	625	$1,459,682	$(231,805)	$1,621,924	$(238,195)
December 31, 2022
U.S. treasuries	13	$106,849	$(3,923)	23	$132,561	$(16,342)	$239,410	$(20,265)
Government agency securities	13	63,451	(7,533)	62	321,064	(76,946)	384,515	(84,479)
Obligations of state and municipal subdivisions	339	209,395	(9,068)	9	17,034	(4,226)	226,429	(13,294)
Corporate bonds	8	23,584	(4,416)	3	10,621	(1,379)	34,205	(5,795)
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	226	266,756	(25,377)	129	511,207	(109,547)	777,963	(134,924)
	599	$670,035	$(50,317)	226	$992,487	$(208,440)	$1,662,522	$(258,757)

Securities Held to Maturity
March 31, 2023
Obligations of state and municipal subdivisions	3	$12,816	$(385)	39	$147,723	$(38,609)	$160,539	$(38,994)

December 31, 2022
Obligations of state and municipal subdivisions	22	$98,475	$(21,210)	21	$63,764	$(23,610)	$162,239	$(44,820)
The Company's securities classified as available for sale and held to maturity are evaluated for expected credit losses by applying the appropriate expected credit losses methodology in accordance with ASC Topic 326, "Financial Instruments - Credit Losses." At March 31, 2023, management's review of all securities at an unrealized loss position determined that the losses resulted from factors not related to credit quality. This conclusion is based on management's analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors for each security type in our portfolio.
The unrealized losses on available for sale securities are generally due to increases in market interest rates. Furthermore, the Company has the intent to hold the available for sale securities until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their cost basis. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. As such, there is no allowance for credit losses on available for sale securities recognized as of March 31, 2023.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The Company's held to maturity securities include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities. With regard to securities issued by state and municipal subdivisions, management considers issuer bond ratings, historical loss rates for given bond ratings, whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, internal forecasts and whether or not such securities are guaranteed. A significant portion of the Company's held to maturity securities are guaranteed or insured. Furthermore, as of March 31, 2023, there were no past due principal or interest payments associated with these securities. As such, no allowance for credit losses has been recorded on held to maturity securities as of March 31, 2023.

Note 4. Loans, Net and Allowance for Credit Losses on Loans
Loans, net, at March 31, 2023 and December 31, 2022, consisted of the following:

	March 31,	December 31,
	2023	2022
Commercial	$2,171,635	$2,240,959
Mortgage warehouse purchase loans	400,547	312,099
Real estate:
Commercial	7,950,480	7,817,447
Commercial construction, land and land development	1,178,525	1,231,071
Residential	1,611,908	1,592,859
Single-family interim construction	487,421	508,839
Agricultural	121,958	124,422
Consumer	84,112	81,667
Total loans (1)	14,006,586	13,909,363
Allowance for credit losses	(146,850)	(148,787)
Total loans, net (1)	$13,859,736	$13,760,576
____________
(1)    Excludes accrued interest receivable of $47,170 and $48,815 at March 31, 2023 and December 31, 2022, respectively, that is recorded in other assets on the accompanying consolidated balance sheets.
Loans with carrying amounts of $7,432,017 and $7,246,087 at March 31, 2023 and December 31, 2022, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity and Federal Reserve Bank discount window borrowing capacity.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The commercial loan portfolio includes loans made to customers in the energy industry, which is a complex, technical and cyclical industry. Experienced bankers with specialized energy lending experience originate our energy loans. Companies in this industry produce, extract, develop, exploit and explore for oil and natural gas. Loans are primarily collateralized with proven producing oil and gas reserves based on a technical evaluation of these reserves. At March 31, 2023 and December 31, 2022, there were approximately $549,895 and $574,698, of energy related loans outstanding, respectively.
Under the CARES Act Paycheck Protection Program (PPP) administered by the Small Business Administration (SBA), the Company originated loans to its customers through the program. PPP loans have terms of two to five years and earn interest at 1%. In return for processing and funding the loans, the SBA paid the lenders a processing fee tiered by the size of the loan. At March 31, 2023 and December 31, 2022, there were approximately $3,542 and $4,958 in PPP loans outstanding included in the commercial loan portfolio, respectively. In addition, the Company has recorded net deferred fees associated with PPP loans of $86 and $101 as of March 31, 2023 and December 31, 2022, respectively. Based on published program guidelines, these loans funded through the PPP are fully guaranteed by the U.S. government. Management believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program with any remaining balances, after the forgiveness of any amounts, still fully guaranteed by the SBA.
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
Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. Management monitors the diversification of the portfolio on a quarterly basis by type and geographic location. Management also tracks the level of owner occupied property versus non-owner occupied property. At March 31, 2023, the portfolio consisted of approximately 23% of owner occupied property.
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
Most of the Company’s lending activity occurs within the state of Texas, primarily in the north, central and southeast Texas regions and the state of Colorado, specifically along the Front Range area. As of March 31, 2023, loans in the Colorado region represented about 25% of the total portfolio. A large percentage of the Company’s portfolio consists of commercial and residential real estate loans. As of March 31, 2023 and December 31, 2022, there were no concentrations of loans related to a single industry in excess of 10% of total loans.
Under ASC 326, the allowance for credit losses is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged-off against the allowance when they are deemed uncollectible. Recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. The amount of the allowance represents management's best estimate of current expected credit losses on loans considering available information relevant to assessing collectibility over the loans' contractual terms, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies: management has a reasonable expectation that a restructuring will be executed with an individual borrower, or the extension or renewal options are included in the borrower contract and are not unconditionally cancellable by the Company.
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
Following unprecedented declines caused by the pandemic and volatile energy prices, the Texas economy, specifically in the Company’s lending areas of north, central and southeast Texas, continued to expand modestly through the first quarter of 2023. The Colorado economy fell slightly. Growth picked up slightly in the service sector. Retail sales, home sales and manufacturing output and demand declined. Rising interest rates further weakens loan demand, including renewals of existing loans. Agricultural conditions and housing market activity improved. Outlooks are mostly negative, and uncertainty remains high amid concerns of weakening demand, inflation and high interest rates. The implications for the U.S. economy are highly uncertain, and the war in Ukraine and related events have created additional upward pressure on inflation and are weighing on economic activity. Inflation remains elevated, reflecting supply and demand imbalances, higher food and energy prices and broader price pressures. The risk of loss associated with all segments of the portfolio could increase due to these factors.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The economy and other risk factors are minimized by the Company’s underwriting standards, which include the following principles: 1) financial strength of the borrower including strong earnings, high net worth, significant liquidity and acceptable debt to worth ratio, 2) managerial business competence, 3) ability to repay, 4) loan to value, 5) projected cash flow and 6) guarantor financial statements, as applicable. The following is a summary of the activity in the allowance for credit losses on loans by class for the three months ended March 31, 2023 and 2022:

	Commercial	Commercial Real Estate	Commercial Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Total
Three months ended March 31, 2023
Balance at beginning of period	$54,037	$61,078	$17,696	$3,450	$11,817	$207	$502	$148,787
Provision for credit losses	(895)	(1,969)	831	1,330	(5)	24	(37)	(721)
Charge-offs	(48)	—	(1,196)	—	—	—	—	(1,244)
Recoveries	28	—	—	—	—	—	—	28
Balance at end of period	$53,122	$59,109	$17,331	$4,780	$11,812	$231	$465	$146,850

Three months ended March 31, 2022
Balance at beginning of period	$49,747	$65,110	$23,861	$2,192	$7,222	$106	$468	$148,706
Provision for credit losses	915	(5,411)	1,243	584	527	26	(84)	(2,200)
Charge-offs	(441)	—	—	(6)	—	—	(10)	(457)
Recoveries	264	—	—	—	—	—	—	264
Balance at end of period	$50,485	$59,699	$25,104	$2,770	$7,749	$132	$374	$146,313
The Company will charge-off that portion of any loan which management considers a loss. Commercial and real estate loans are generally considered for charge-off when exposure beyond collateral coverage is apparent and when no further collection of the loss portion is anticipated based on the borrower’s financial condition.
The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific credit loss allocations, by loan class as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
Commercial	$22,244	$8,767	$21,981	$8,378
Commercial real estate	12,303	1,209	12,303	1,209
Commercial construction, land and land development	—	—	—	—
Residential real estate	—	—	—	—
Single-family interim construction	189	60	189	43
Agricultural	—	—	—	—
Consumer	—	—	—	—
	$34,736	$10,036	$34,473	$9,630

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Nonperforming loans by loan class at March 31, 2023 and December 31, 2022 are summarized as follows:

	Commercial	Commercial Real Estate	Commercial Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Total
March 31, 2023
Nonaccrual loans (1)	$22,274	$13,340	$13	$1,431	$189	$—	$7	$37,254
Loans past due 90 days and still accruing	26	—	—	1	—	20	—	47
Total nonperforming loans (2)	$22,300	$13,340	$13	$1,432	$189	$20	$7	$37,301
December 31, 2022
Nonaccrual loans (1)	$22,565	$13,393	$15	$1,582	$189	$—	$8	$37,752
Loans past due 90 days and still accruing	5	—	—	838	—	—	—	843
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	—	1,435	—	59	—	—	—	1,494
Total nonperforming loans	$22,570	$14,828	$15	$2,479	$189	$—	$8	$40,089
____________
(1)    There are $2,696 and $125 in loans on nonaccrual without an allowance for credit loss as of March 31, 2023 and December 31, 2022, respectively. Additionally, no interest income was recognized on nonaccrual loans. No significant amounts of accrued interest was reversed during the three months ended March 31, 2023 and 2022.
(2)    With the adoption of ASU 2022-02, effective January 1, 2023, TDR accounting has been eliminated.
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
Occasionally, the Company modifies loans to borrowers in financial distress by providing certain concessions, such as principal forgiveness, term extension, an other-than-insignificant payment delay, an interest rate reduction, or a combination of such concessions. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. During the three months ended March 31, 2023, the Company did not provide any modifications under these circumstances to borrowers experiencing financial difficulty.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents information regarding the aging of past due loans by loan class as of March 31, 2023 and as of December 31, 2022:

	Loans 30-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Loans
March 31, 2023
Commercial	$5,196	$868	$6,064	$2,165,571	$2,171,635
Mortgage warehouse purchase loans	—	—	—	400,547	400,547
Commercial real estate	5,055	12,312	17,367	7,933,113	7,950,480
Commercial construction, land and land development	3	—	3	1,178,522	1,178,525
Residential real estate	5,551	213	5,764	1,606,144	1,611,908
Single-family interim construction	232	189	421	487,000	487,421
Agricultural	2	20	22	121,936	121,958
Consumer	166	4	170	83,942	84,112
	$16,205	$13,606	$29,811	$13,976,775	$14,006,586
December 31, 2022
Commercial	$1,005	$5,629	$6,634	$2,234,325	$2,240,959
Mortgage warehouse purchase loans	—	—	—	312,099	312,099
Commercial real estate	13,093	449	13,542	7,803,905	7,817,447
Commercial construction, land and land development	2,820	—	2,820	1,228,251	1,231,071
Residential real estate	4,702	1,346	6,048	1,586,811	1,592,859
Single-family interim construction	—	189	189	508,650	508,839
Agricultural	—	—	—	124,422	124,422
Consumer	214	8	222	81,445	81,667
	$21,834	$7,621	$29,455	$13,879,908	$13,909,363
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Management considers the guidance in ASC 310-20 when determining whether a modification, extension or renewal of a loan constitutes a current period origination. Generally, current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. The following summarizes the amortized cost basis of loans by year of origination/renewal and credit quality indicator by class of loan as of March 31, 2023 and December 31, 2022:

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination or Renewal						Revolving Loans
March 31, 2023	2023	2022	2021	2020	2019	Prior			Total
Commercial
Pass	$26,447	$287,208	$324,143	$116,966	$97,533	$187,813	$1,003,086	$117	$2,043,313
Pass/Watch	20	323	17,588	146	95	9,657	21,777	—	49,606
Special Mention	—	275	4,390	97	1,387	4,954	7,696	—	18,799
Substandard	7,883	8,289	25,699	369	3,420	2,298	7,674	3,784	59,416
Doubtful	—	—	501	—	—	—	—	—	501
Loss	—	—	—	—	—	—	—	—	—
Total commercial	$34,350	$296,095	$372,321	$117,578	$102,435	$204,722	$1,040,233	$3,901	$2,171,635

Current period gross write-offs	$—	$—	$39	$5	$4	$—	$—	$—	$48

Mortgage warehouse purchase loans
Pass	$400,547	$—	$—	$—	$—	$—	$—	$—	$400,547
Pass/Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total mortgage warehouse purchase loans	$400,547	$—	$—	$—	$—	$—	$—	$—	$400,547

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$215,732	$2,663,274	$2,025,047	$960,129	$587,065	$1,008,798	$66,531	$1,468	$7,528,044
Pass/Watch	7,478	92,496	21,993	35,838	20,436	71,606	139	—	249,986
Special Mention	3,742	15,740	38,119	—	10,804	25,514	360	—	94,279
Substandard	903	3,482	39,879	8,481	3,150	22,276	—	—	78,171
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$227,855	$2,774,992	$2,125,038	$1,004,448	$621,455	$1,128,194	$67,030	$1,468	$7,950,480

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination or Renewal						Revolving Loans
March 31, 2023	2023	2022	2021	2020	2019	Prior			Total
Commercial construction, land and land development
Pass	$76,061	$546,078	$383,235	$111,534	$7,920	$29,430	$14,670	$—	$1,168,928
Pass/Watch	14	1,872	40	6,972	—	68	—	—	8,966
Special Mention	—	588	—	—	—	—	—	—	588
Substandard	—	27	—	—	3	13	—	—	43
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction, land and land development	$76,075	$548,565	$383,275	$118,506	$7,923	$29,511	$14,670	$—	$1,178,525

Current period gross write-offs	$—	$—	$1,196	$—	$—	$—	$—	$—	$1,196

Residential real estate
Pass	$33,820	$527,494	$368,984	$234,064	$151,146	$215,597	$62,483	$202	$1,593,790
Pass/Watch	757	370	892	2,822	1,531	1,987	387	—	8,746
Special Mention	—	2,239	—	—	698	1,399	127	—	4,463
Substandard	—	1,152	—	528	219	2,924	86	—	4,909
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total residential real estate	$34,577	$531,255	$369,876	$237,414	$153,594	$221,907	$63,083	$202	$1,611,908

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Single-family interim construction
Pass	$76,183	$319,555	$78,071	$—	$—	$—	$13,423	$—	$487,232
Pass/Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	189	—	—	—	—	—	189
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total single-family interim construction	$76,183	$319,555	$78,260	$—	$—	$—	$13,423	$—	$487,421

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Agricultural
Pass	$7,312	$49,992	$24,157	$12,560	$3,643	$12,772	$9,040	$—	$119,476
Pass/Watch	—	2,463	—	—	—	—	—	—	2,463
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	19	—	—	19
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total agricultural	$7,312	$52,455	$24,157	$12,560	$3,643	$12,791	$9,040	$—	$121,958

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination or Renewal						Revolving Loans
March 31, 2023	2023	2022	2021	2020	2019	Prior			Total
Consumer
Pass	$2,660	$6,512	$3,983	$8,839	$1,446	$270	$60,353	$40	$84,103
Pass/Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	3	—	—	6	—	—	9
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total consumer	$2,660	$6,512	$3,986	$8,839	$1,446	$276	$60,353	$40	$84,112

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Total loans
Pass	$838,762	$4,400,113	$3,207,620	$1,444,092	$848,753	$1,454,680	$1,229,586	$1,827	$13,425,433
Pass/Watch	8,269	97,524	40,513	45,778	22,062	83,318	22,303	—	319,767
Special Mention	3,742	18,842	42,509	97	12,889	31,867	8,183	—	118,129
Substandard	8,786	12,950	65,770	9,378	6,792	27,536	7,760	3,784	142,756
Doubtful	—	—	501	—	—	—	—	—	501
Loss	—	—	—	—	—	—	—	—	—
Total loans	$859,559	$4,529,429	$3,356,913	$1,499,345	$890,496	$1,597,401	$1,267,832	$5,611	$14,006,586

Current period gross write-offs	$—	$—	$1,235	$5	$4	$—	$—	$—	$1,244

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination						Revolving Loans
December 31, 2022	2022	2021	2020	2019	2018	Prior			Total
Commercial
Pass	$297,800	$347,801	$126,390	$112,887	$51,623	$153,435	$1,031,483	$1,173	$2,122,592
Pass/Watch	8	14,790	155	188	1,812	7,934	8,216	5,907	39,010
Special Mention	234	4,821	101	1,485	—	144	8,646	20	15,451
Substandard	394	35,950	398	9,191	55	7,037	10,840	41	63,906
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial	$298,436	$403,362	$127,044	$123,751	$53,490	$168,550	$1,059,185	$7,141	$2,240,959

Mortgage warehouse purchase loans
Pass	$312,099	$—	$—	$—	$—	$—	$—	$—	$312,099
Pass/Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total mortgage warehouse purchase loans	$312,099	$—	$—	$—	$—	$—	$—	$—	$312,099

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination						Revolving Loans
December 31, 2022	2022	2021	2020	2019	2018	Prior			Total
Commercial real estate
Pass	$2,652,298	$1,980,631	$998,910	$617,664	$448,758	$640,275	$59,184	$9,222	$7,406,942
Pass/Watch	90,313	25,954	33,664	18,678	53,469	25,831	—	—	247,909
Special Mention	10,180	41,193	—	10,870	8,722	10,735	—	26	81,726
Substandard	3,513	40,001	8,574	3,178	8,268	17,336	—	—	80,870
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$2,756,304	$2,087,779	$1,041,148	$650,390	$519,217	$694,177	$59,184	$9,248	$7,817,447

Commercial construction, land and land development
Pass	$553,376	$465,272	$126,704	$10,477	$23,073	$12,188	$12,705	$4,018	$1,207,813
Pass/Watch	8,036	43	10,297	—	—	72	—	—	18,448
Special Mention	1,313	674	—	—	—	—	—	—	1,987
Substandard	28	2,771	—	10	—	14	—	—	2,823
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction, land and land development	$562,753	$468,760	$137,001	$10,487	$23,073	$12,274	$12,705	$4,018	$1,231,071

Residential real estate
Pass	$525,631	$379,789	$220,077	$155,460	$79,437	$154,875	$59,332	$1,238	$1,575,839
Pass/Watch	373	918	642	1,743	76	3,312	302	—	7,366
Special Mention	2,267	—	—	700	227	1,224	126	—	4,544
Substandard	708	455	538	219	—	2,997	193	—	5,110
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total residential real estate	$528,979	$381,162	$221,257	$158,122	$79,740	$162,408	$59,953	$1,238	$1,592,859

Single-family interim construction
Pass	$351,031	$105,573	$18,885	$—	$241	$—	$16,447	$—	$492,177
Pass/Watch	16,471	—	—	—	—	—	2	—	16,473
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	189	—	—	—	—	—	—	189
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total single-family interim construction	$367,502	$105,762	$18,885	$—	$241	$—	$16,449	$—	$508,839

Agricultural
Pass	$52,525	$24,743	$13,875	$3,705	$5,847	$8,872	$10,588	$—	$120,155
Pass/Watch	2,700	—	—	—	—	—	1,547	—	4,247
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	20	—	—	20
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total agricultural	$55,225	$24,743	$13,875	$3,705	$5,847	$8,892	$12,135	$—	$124,422

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination						Revolving Loans
December 31, 2022	2022	2021	2020	2019	2018	Prior			Total
Consumer
Pass	$7,715	$4,909	$7,959	$1,576	$300	$81	$59,113	$—	$81,653
Pass/Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	4	—	—	—	10	—	—	14
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total consumer	$7,715	$4,913	$7,959	$1,576	$300	$91	$59,113	$—	$81,667

Total loans
Pass	$4,752,475	$3,308,718	$1,512,800	$901,769	$609,279	$969,726	$1,248,852	$15,651	$13,319,270
Pass/Watch	117,901	41,705	44,758	20,609	55,357	37,149	10,067	5,907	333,453
Special Mention	13,994	46,688	101	13,055	8,949	12,103	8,772	46	103,708
Substandard	4,643	79,370	9,510	12,598	8,323	27,414	11,033	41	152,932
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total loans	$4,889,013	$3,476,481	$1,567,169	$948,031	$681,908	$1,046,392	$1,278,724	$21,645	$13,909,363

Note 5. Federal Home Loan Bank Advances
At March 31, 2023, the Company has advances from the FHLB of Dallas under note payable arrangements with maturities ranging from April 2023 to September 2032. Interest payments on these notes are made monthly. The weighted average interest rate of all notes was 4.98% and 2.42% at March 31, 2023 and December 31, 2022, respectively. The balances outstanding on these advances were $1,800,000 and $300,000 at March 31, 2023 and December 31, 2022, respectively.
Contractual maturities of FHLB advances at March 31, 2023 were as follows:

First year	$1,725,000
Second year	—
Third year	—
Fourth year	—
Fifth year	—
Thereafter	75,000
$1,800,000
The advances are secured by $82,156 of FHLB stock owned by the Company and a blanket lien on certain loans along with specific listed loans for an aggregate available carrying value of $6,103,264 at March 31, 2023. The Company had remaining credit available under the FHLB advance program of $2,938,693 at March 31, 2023.
At March 31, 2023, the Company had $1,354,265 in undisbursed advance commitments (letters of credit) with the FHLB. As of March 31, 2023, these commitments mature on various dates from April 2023 through February 2025. The FHLB letters of credit were obtained in lieu of pledging securities to secure public fund deposits that are over the FDIC insurance limit. At March 31, 2023, there were no disbursements against the advance commitments.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Note 6. Other Borrowings
Other borrowings totaled $337,607 and $267,066 at March 31, 2023 and December 31, 2022, respectively.
On March 31, 2023, the Company redeemed $30,000 of its outstanding 5.00% fixed-to-floating rate subordinated debentures due December 31, 2027.
There were $100,000 borrowings outstanding as of March 31, 2023 and no borrowings outstanding as of December 31, 2022 against the Company's revolving line of credit.

Note 7. Off-Balance Sheet Arrangements, Commitments and Contingencies
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
At March 31, 2023 and December 31, 2022, the approximate amounts of these financial instruments were as follows:

	March 31,	December 31,
	2023	2022
Commitments to extend credit	$3,138,593	$3,291,409
Standby letters of credit	24,148	24,135
	$3,162,741	$3,315,544
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
The allowance for credit losses on off-balance sheet commitments was as follows:

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$3,944	$4,722
Provision for off-balance sheet credit exposure	811	757
Balance at end of period	$4,755	$5,479
Litigation
The Bank is a party to a legal proceeding inherited in connection with its acquisition of BOH Holdings, Inc. and its subsidiary, Bank of Houston (BOH). On February 27, 2023, the Bank entered into a settlement in principle with the plaintiffs and executed a settlement agreement on March 7, 2023. Pending court approval, including entry of certain bar orders as described in the settlement agreement, the Bank will make a one-time cash payment of $100,000 to the court appointed receiver to settle the case and to resolve all current and potential future claims. Such settlement, which is expected to be paid in third quarter 2023, is recognized as litigation settlement expense on the accompanying income statement as well as $2,500 in contingent legal and other fees associated with the litigation and settlement.
In addition, the Company is involved in other legal actions arising from normal business activities. Management believes that the outcome of such proceedings will not materially affect the financial position, results of operations or cash flows of the Company.

Note 8. Income Taxes
Income tax (benefit) expense for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
	2023	2022
Income tax (benefit) expense for the period	$(11,284)	$12,279
Effective tax rate	23.1%	19.5%
The effective tax rates for 2023 and 2022 differ from the statutory federal tax rate of 21% largely due to tax exempt interest income earned on certain investment securities and loans, the nontaxable earnings on bank owned life insurance, nondeductible compensation, and state income tax. In addition, the 2023 rate is higher due to the Company being in a net loss position related to the litigation settlement.

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
The Company elected the fair value option for certain residential mortgage loans held for sale in accordance with ASC 825, Financial Instruments. This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting under ASC 815, Derivatives and Hedging. The Company has not elected the fair value option for other residential mortgage loans held for sale primarily because they are not economically hedged using derivative instruments. See below and Note 10. Derivative Financial Instruments, for additional information.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Assets and Liabilities Measured on a Recurring Basis
The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of March 31, 2023 and December 31, 2022 by level within the ASC Topic 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2023
Assets:
Investment securities available for sale:
U.S. treasuries	$232,049	$—	$232,049	$—
Government agency securities	388,477	—	388,477	—
Obligations of state and municipal subdivisions	247,574	—	247,574	—
Corporate bonds	36,761	—	36,761	—
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	769,854	—	769,854	—
Other securities	700	—	700	—
Loans held for sale, fair value option elected (1)	12,989	—	12,989	—
Derivative financial instruments:
Interest rate lock commitments	471	—	471	—
Forward mortgage-backed securities trades	5	—	5	—
Loan customer counterparty	81	—	81	—
Financial institution counterparty	10,938	—	10,938	—
Liabilities:
Derivative financial instruments:
Interest rate swaps - cash flow hedge	9,444	—	9,444	—
Interest rate lock commitments	1	—	1	—
Forward mortgage-backed securities trades	122	—	122	—
Loan customer counterparty	10,821	—	10,821	—
Financial institution counterparty	90	—	90	—

December 31, 2022
Assets:
Investment securities available for sale:
U.S. treasuries	$239,410	$—	$239,410	$—
Government agency securities	384,515	—	384,515	—
Obligations of state and municipal subdivisions	251,231	—	251,231	—
Corporate bonds	37,205	—	37,205	—
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	778,473	—	778,473	—
Other securities	950	—	950	—
Loans held for sale, fair value option elected (1)	10,612	—	10,612	—
Derivative financial instruments:
Interest rate lock commitments	294	—	294	—
Forward mortgage-backed securities trades	98	—	98	—
Financial institution counterparty	13,968	—	13,968	—
Liabilities:
Derivative financial instruments:
Interest rate swaps - cash flow hedge	11,283	—	11,283	—
Interest rate lock commitments	6	—	6	—
Forward mortgage-backed securities trades	11	—	11	—
Loan customer counterparty	13,788	—	13,788	—
__________
(1)    At March 31, 2023 and December 31, 2022, loans held for sale for which the fair value option was elected had an aggregate outstanding principal balance of $12,604 and $10,330, respectively. There were no mortgage loans held for sale under the fair value option that were 90 days or greater past due or on nonaccrual at March 31, 2023.

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Assets and Liabilities Measured on a Nonrecurring Basis
In accordance with ASC Topic 820, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at March 31, 2023 and December 31, 2022, for which a nonrecurring change in fair value has been recorded:

		Fair Value Measurements at Reporting Date Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Period Ended Total (Gains) Losses
March 31, 2023
Assets:
Individually evaluated loans	$86	$—	$—	$86	$18
Other real estate owned	22,700	—	—	22,700	1,200

December 31, 2022
Assets:
Individually evaluated loans	$8,527	$—	$—	$8,527	$3,505
Other real estate owned	23,900	—	—	23,900	3,548
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
In addition, mortgage loans held for sale not recorded under the fair value option are required to be measured at the lower of cost or fair value. The fair value of these loans is based upon binding quotes or bids from third party investors. As of March 31, 2023 and December 31, 2022, all mortgage loans held for sale not recorded under the fair value option were recorded at cost.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Fair Value of Financial Instruments not Recorded at Fair Value
The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instruments that are reported at amortized cost on the Company's consolidated balance sheets were as follows at March 31, 2023 and December 31, 2022:

			Fair Value Measurements at Reporting Date Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2023
Financial assets:
Cash and cash equivalents	$1,048,590	$1,048,590	$1,048,590	$—	$—
Certificates of deposit held in other banks	496	486	—	486	—
Investment securities held to maturity	206,602	167,751	—	167,751	—
Loans held for sale, at cost	3,587	3,649	—	3,649	—
Loans, net	13,859,736	13,632,771	—	—	13,632,771
FHLB of Dallas stock and other restricted stock	85,408	85,408	—	85,408	—
Accrued interest receivable	55,882	55,882	—	55,882	—
Financial liabilities:
Deposits	14,055,687	14,007,690	—	14,007,690	—
Accrued interest payable	10,829	10,829	—	10,829	—
FHLB advances	1,800,000	1,788,372	—	1,788,372	—
Other borrowings	337,607	323,500	—	323,500	—
Junior subordinated debentures	54,469	59,761	—	59,761	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2022
Financial assets:
Cash and cash equivalents	$654,322	$654,322	$654,322	$—	$—
Certificates of deposit held in other banks	496	486	—	486	—
Investment securities held to maturity	207,059	162,239	—	162,239	—
Loans held for sale, at cost	698	710	—	710	—
Loans, net	13,760,576	13,450,582	—	—	13,450,582
FHLB of Dallas stock and other restricted stock	23,436	23,436	—	23,436	—
Accrued interest receivable	59,214	59,214	—	59,214	—
Financial liabilities:
Deposits	15,121,417	15,063,025	—	15,063,025	—
Accrued interest payable	9,604	9,604	—	9,604	—
FHLB advances	300,000	246,519	—	246,519	—
Other borrowings	267,066	258,800	—	258,800	—
Junior subordinated debentures	54,419	53,969	—	53,969	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

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
The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedge relationship. This documentation includes linking the fair value for cash flow hedges to the specific assets and liabilities on the balance sheet or the specific firm commitments or forecasted transaction. The Company assesses, both at the hedge's inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.
The Company's objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company has two interest rate swap derivatives with an aggregated notional amount of $100,000 that were designated as cash flow hedges. The derivatives are intended to hedge the variable cash flows associated with certain existing variable-interest rate loans and were determined to be effective during the three months ended March 31, 2023.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest income in the same period that the hedged transaction affects earnings. Amounts of gains recognized in accumulated other comprehensive income related to derivatives was $743, net of tax, and the amounts of losses that were reclassified to interest income as interest payments were made on the Company’s variable-rate loans was $706, net of tax, during and for the three months ended March 31, 2023. Amounts of losses recognized in accumulated other comprehensive income related to derivatives was $3,922, net of tax, and the amounts of gains that were reclassified to interest income as interest payments were received on the Company’s variable-rate loans was $160, net of tax, during and for the three months ended March 31, 2022. During the next twelve months, the Company estimates that $3,696 will be reclassified as a decrease to interest income.
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
The following table provides the outstanding notional balances and fair values of outstanding derivative positions at March 31, 2023 and December 31, 2022:

	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
March 31, 2023
Derivatives designated as hedging instruments:
Interest rate swaps - cash flow hedge	$100,000	$—	$9,444
Derivatives not designated as hedging instruments:
Interest rate lock commitments	19,836	471	1
Forward mortgage-backed securities trades	21,750	5	122
Commercial loan interest rate swaps:
Loan customer counterparty	182,305	81	10,821
Financial institution counterparty	182,305	10,938	90

December 31, 2022
Derivatives designated as hedging instruments:
Interest rate swaps - cash flow hedge	$100,000	$—	$11,283
Derivatives not designated as hedging instruments:
Interest rate lock commitments	15,476	294	6
Forward mortgage-backed securities trades	18,500	98	11
Commercial loan interest rate swaps:
Loan customer counterparty	183,183	—	13,788
Financial institution counterparty	183,183	13,968	—
The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding were as follows:

	Weighted Average Interest Rate
	March 31, 2023		December 31, 2022
	Received	Paid	Received	Paid
Loan customer counterparty	4.21%	7.14%	4.12%	6.72%

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The credit exposure related to interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $11,019 and $13,968 at March 31, 2023 and December 31, 2022, respectively. In some cases, collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. At March 31, 2023 and December 31, 2022, cash of $10,909 and $10,394 and securities of $486 and $509 were pledged as collateral for these derivatives, respectively, and counterparties had deposited $2,730 of cash with the Company as of March 31, 2023.
The Company has entered into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which the Company is either a participant or a lead bank. Risk participation agreements entered into as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. The Company is party to no risk participation agreements as a participant bank at March 31, 2023. Risk participation agreements entered into as the lead bank provide credit protection to the Company should the borrower fail to perform on its interest rate derivative contract. The Company is party to one risk participation agreement as the lead bank having a notional amount of $9,014 at March 31, 2023.
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
A summary of derivative activity and the related impact on the consolidated statements of income for the three months ended March 31, 2023 and 2022 is as follows:

	Income Statement Location	Three Months Ended March 31,
		2023	2022
Derivatives designated as hedging instruments
Interest rate swaps - cash flow hedges	Interest and fees on loans	$(899)	$197
Derivatives not designated as hedging instruments
Interest rate lock commitments	Mortgage banking revenue	182	(381)
Forward mortgage-backed securities trades	Mortgage banking revenue	(204)	447

Note 11. Stock Awards
The Company grants common stock awards to certain employees of the Company. In May 2022, the shareholders of the Company approved a new 2022 Equity Incentive Plan (2022 Plan). Under this plan, the Compensation Committee may grant awards to certain employees of the Company in the form of restricted stock, restricted stock units, stock appreciation rights, qualified and nonqualified stock options, performance share awards and other equity-based awards. Effective with the adoption of the 2022 Plan, no further awards will be granted under the prior 2013 Equity Incentive Plan (2013 Plan). Awards outstanding under the 2013 Plan will remain in effect under the prior plan according to their respective terms and any terminated 2013 Plan awards will be available for awards under the 2022 Plan in accordance with the 2022 Plan's provisions. The 2022 Plan has 1,500,000 reserved shares of common stock to be awarded by the Company’s Compensation Committee. As of March 31, 2023, there were 1,367,851 shares remaining available for grant for future awards.

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
Restricted Stock Awards
The following table summarizes the activity in nonvested restricted stock awards for the three months ended March 31, 2023 and 2022:

Restricted Stock Awards	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2022	309,015	$60.12
Granted during the period	119,767	60.21
Vested during the period	(92,830)	64.55
Forfeited during the period	(1,763)	63.23
Nonvested shares, March 31, 2023	334,189	$58.91

Nonvested shares, December 31, 2021	363,551	$53.14
Granted during the period	77,284	73.94
Vested during the period	(91,224)	57.55
Forfeited during the period	(715)	67.56
Nonvested shares, March 31, 2022	348,896	$56.57
Compensation expense related to these awards is recorded based on the fair value of the award at the date of grant and totaled $1,959 and $2,026 for the three months ended March 31, 2023 and 2022, respectively. Compensation expense is recorded in salaries and employee benefits in the accompanying consolidated statements of income. At March 31, 2023, future compensation expense is estimated to be $16,800 and will be recognized over a remaining weighted average period of 2.46 years.
The fair value of common stock awards that vested during the three months ended March 31, 2023 and 2022 was $5,605 and $6,903, respectively. The Company has recorded $85 and $(354) in excess tax expense (benefit) on vested restricted stock to income tax expense for the three months ended March 31, 2023 and 2022, respectively.
There were no modifications of stock agreements during the three months ended March 31, 2023 and 2022 that resulted in significant additional incremental compensation costs.
At March 31, 2023, the future vesting schedule of the nonvested restricted stock awards is as follows:

First year	145,054
Second year	116,105
Third year	59,490
Fourth year	13,540
Total nonvested shares	334,189

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
The following table summarizes the activity in nonvested performance stock units at target award level for the three months ended March 31, 2023 and 2022:

Performance-Based Restricted Stock Units	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2022	140,240	$49.20
Granted during the period	37,938	60.21
Nonvested shares, March 31, 2023	178,178	$51.55

Nonvested shares, December 31, 2021	114,498	$43.93
Granted during the period	20,742	73.94
Nonvested shares, March 31, 2022	135,240	$48.53
Compensation expense related to performance stock units is estimated each period based on the fair value of the target stock unit at the grant date and the most probable level of achievement of the performance condition, adjusted for the passage of time within the vesting periods of the awards. Compensation expense related to these awards was $486 and $386 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the unrecognized compensation expense assuming the target attainment is estimated to be $4,685, while the estimated maximum payout is $9,545. The remaining performance period over which the expense will be recognized is 2.31 years.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Common Equity Tier 1 (CET1) and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2023 and December 31, 2022, the Company and the Bank meet all capital adequacy requirements to which they are subject, including the capital buffer requirement.
As of March 31, 2023 and December 31, 2022, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk based, CET1, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Bank’s category.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The following table presents actual and required capital ratios under Basel III Capital Rules for the Company and Bank as of March 31, 2023 and December 31, 2022. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended, to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required Plus Capital Conservation Buffer		Required To Be Considered Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2023
Total capital to risk weighted assets:
Consolidated	$1,857,290	11.88%	$1,641,617	10.50%	$1,563,445	10.00%
Bank	2,032,009	13.00	1,641,162	10.50	1,563,011	10.00
Tier 1 capital to risk weighted assets:
Consolidated	1,571,885	10.05	1,328,928	8.50	938,067	6.00
Bank	1,898,604	12.15	1,328,559	8.50	1,250,409	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	1,516,285	9.70	1,094,411	7.00	N/A	N/A
Bank	1,898,604	12.15	1,094,108	7.00	1,015,957	6.50
Tier 1 capital to average assets:
Consolidated	1,571,885	9.01	697,990	4.00	N/A	N/A
Bank	1,898,604	10.88	697,805	4.00	872,256	5.00

December 31, 2022
Total capital to risk weighted assets:
Consolidated	$1,936,363	12.35%	$1,645,772	10.50%	$1,567,402	10.00%
Bank	2,013,874	12.85	1,645,236	10.50	1,566,891	10.00
Tier 1 capital to risk weighted assets:
Consolidated	1,637,191	10.45	1,332,291	8.50	940,441	6.00
Bank	1,896,702	12.10	1,331,858	8.50	1,253,513	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	1,581,591	10.09	1,097,181	7.00	N/A	N/A
Bank	1,896,702	12.10	1,096,824	7.00	1,018,479	6.50
Tier 1 capital to average assets:
Consolidated	1,637,191	9.49	690,309	4.00	N/A	N/A
Bank	1,896,702	10.99	690,130	4.00	862,663	5.00
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Stock repurchase program: From time to time, the Company's Board of Directors has authorized stock repurchase programs which allow the Company to purchase its common stock generally over a one-year period at various prices in the open market or in privately negotiated transactions. In January 2023, the Company's Board established the 2023 Stock Repurchase Plan (2023 Plan), which provided for the repurchase of up to $125,000 of common stock through December 31, 2023. There were no shares repurchased under the 2023 Plan during the three months ended March 31, 2023. The Company repurchased 11,444 shares at a total cost of $813 for the three months ended March 31, 2022 under the prior plan. Federal bank regulators have adopted final rules that, among other things, eliminated the standalone prior approval requirement for any repurchase of common stock. However, the Company remains subject to a Federal Reserve Board guideline that requires consultation with the Federal Reserve Board regarding plans for share repurchases. The Company’s repurchases of its common stock may be subject to a prior approval or notice requirement under other regulations, policies or supervisory expectations of the Federal Reserve Board.
Company stock repurchased to settle employee tax withholding related to vesting of stock awards totaled 26,777 and 26,131 shares at a total cost of $1,617 and $1,976 for the three months ended March 31, 2023 and March 31, 2022, respectively, and were not included under the repurchase program.

Note 13. Subsequent Events
Declaration of Dividends
On April 20, 2023, the Company declared a quarterly cash dividend in the amount of $0.38 per share of common stock to the stockholders of record on May 4, 2023. The dividend will be paid on May 18, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward Looking Statements
The Quarterly Report on Form 10-Q, our other filings with the SEC, and other press releases, documents, reports and announcements that we make, issue or publish may contain statements that we believe are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties and are made pursuant to the safe harbor provisions of Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and other related federal security laws. These forward-looking statements include information about our possible or assumed future results of operations, including our future revenues, income, expenses, provision for taxes, effective tax rate, earnings (loss) per share and cash flows, our future capital expenditures and dividends, our future financial condition and changes therein, including changes in our loan portfolio and allowance for credit losses, our future capital structure or changes therein, the plan and objectives of management for future operations, our future or proposed acquisitions, the future or expected effect of acquisitions on our operations, results of operations and financial condition, our future economic performance and the statements of the assumptions underlying any such statement. Such statements are typically, but not exclusively, identified by the use in the statements of words or phrases such as “aim,” “anticipate,” “estimate,” “expect,” “goal,” “guidance,” “intend,” “is anticipated,” “is estimated,” “is expected,” “is intended,” “objective,” “plan,” “projected,” “projection,” “will affect,” “will be,” “will continue,” “will decrease,” “will grow,” “will impact,” “will increase,” “will incur,” “will reduce,” “will remain,” “will result,” “would be,” variations of such words or phrases (including where the word “could,” “may” or “would” is used rather than the word “will” in a phrase) and similar words and phrases indicating that the statement addresses some future result, occurrence, plan or objective. The forward-looking statements that we make are based on the Company's current expectations and assumptions regarding its business, the economy, and other future conditions. Because forward-looking statements relate to future results and occurrences, they are subject to inherent uncertainties, risks, and changes in circumstances that are difficult to predict. The Company’s actual results may differ materially from those contemplated by the forward looking statements, which are neither statements of historical fact nor guarantees or assurances of future performance. Many possible events or factors could affect our future financial results and performance and could cause those results or performance to differ materially from those expressed in the forward-looking statements. These possible events or factors include, but are not limited to:
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
•inaccuracy of the assumptions and estimates that the management of our Company and the financial institutions that we acquire make in establishing reserves for credit losses and other estimates generally;
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
•the effects of infectious disease outbreaks, including COVID-19, and the significant impact and associated efforts to limit such spread has had or may have on economic conditions and the Company's business, employees, customers, asset quality and financial performance;
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
•deposit attrition, operating costs, customer loss and business disruption during the normal course of business, and before and after any completed acquisitions, including, without limitation, difficulties in maintaining relationships with employees, may be greater than we expected;
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
•other economic, competitive, governmental, regulatory, technological and geopolitical factors affecting the Company’s operations, pricing and services; and
•the other factors that are described or referenced in Part I, Item 1A, of the Company’s Annual Report on Form 10-K filed with the SEC on February 21, 2023, under the caption “Risk Factors”.

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

Overview
This Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations analyzes the major elements of the Company’s financial condition and results of operation as reflected in the interim consolidated financial statements and accompanying notes appearing in this Quarterly Report on Form 10-Q. This section should be read in conjunction with the Company’s interim consolidated financial statements and accompanying notes included elsewhere in this report and with the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022.
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
As of March 31, 2023, the Company operated 93 full service banking locations in north, central and southeast Texas regions, and along the Colorado Front Range region, with 61 Texas locations and 32 Colorado locations.
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

Recent Developments
Stanford Litigation
As more fully discussed in Part II, Item 1. Legal Proceedings, in first quarter 2023, the Bank entered into a settlement agreement with the plaintiffs to settle all claims of the ongoing lawsuit (Stanford litigation) and pending court approval expected in third quarter 2023, will pay $100.0 million under the terms of the settlement. While the Company denies any liability or wrongdoing with respect to this matter, it believes the settlement is in the best interest of the Company and its shareholders as it eliminates risk, ongoing expense and uncertainty. The $100.0 million settlement, along with $2.5 million in estimated legal and other fees, is recorded to litigation settlement expense in the consolidated income statement. The recognition of this settlement has negatively affected the Company's earnings for the three months ended March 31, 2023, reducing net income by $80.1 million or $1.94 per diluted share.
Recent Banking Crisis
In light of recent events in the banking sector, including recent bank failures, continuing interest rate hikes and recessionary concerns, the Company has proactively positioned the balance sheet to mitigate the risks affecting the Company and the overall banking industry in order to serve its clients and communities.
•Liquidity remains strong, with cash and available for sale securities representing approximately 14.5% of assets at March 31, 2023. The Company maintains the ability to access considerable sources of contingent liquidity at the Federal Home Loan Bank and the Federal Reserve Bank. Management considers the Company's current liquidity position to be adequate to meet both short-term and long-term liquidity needs. Refer to the section Liquidity Management for additional information.
•Capital remains strong, with ratios of the Company, and its subsidiary bank, well above the standards to be considered well-capitalized under regulatory requirements. Refer to Note 12. Regulatory Matters, included elsewhere in this report for additional details.
•Asset quality remains solid, with a non-performing asset ratio of 0.32% of total assets as of March 31, 2023 and net charge-offs of 0.04% annualized for the period, reflecting the Company's disciplined underwriting and conservative lending philosophy which has supported the Company's strong credit performance during prior financial crises. Refer to the section Asset Quality for additional information.
The duration of this crisis has been short but impactful to the Company. The Company will continue its safe and sound banking practices, but the continuing impact of the crisis and further extent on the Company's operations and financial results for the remainder of 2023 is uncertain and cannot be predicted.

Discussion and Analysis of Results of Operations for the Three Months Ended March 31, 2023 and 2022
The following discussion and analysis of the Company's results of operations compares the operations for the three months ended March 31, 2023 with the three months ended March 31, 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations that may be expected for all of the year ending December 31, 2023.
Results of Operations
For the three months ended March 31, 2023, the Company had a net loss of $37.5 million ($(0.91) per common share on a diluted basis) compared with net income of $50.7 million ($1.18 per common share on a diluted basis) for the three months ended March 31, 2022. The Company posted annualized returns on average equity of (6.39)% and 7.99%, returns on average assets of (0.83)% and 1.12% and efficiency ratios of 132.41% and 55.07% for the three months ended March 31, 2023 and 2022, respectively. The efficiency ratio is calculated by dividing total noninterest expense (which excludes the provision for credit losses and the amortization of other intangible assets) by net interest income plus noninterest income.

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
Net interest income was $127.9 million for the three months ended March 31, 2023, a decrease of $3.2 million, or 2.5%, from $131.1 million for the three months ended March 31, 2022. This decrease in net interest income was primarily driven by the increased funding costs on our deposit products and FHLB advances as a result of the continued Fed rate increases offset to a lesser extent by increased earnings on interest earning assets, primarily loans and interest-bearing cash accounts. The decrease also reflects lower acquired loan accretion and PPP fees earned for the year over year period. Average interest earning assets decreased $163.7 million or 1.0%, to $16.4 billion for the three months ended March 31, 2023 compared to $16.5 billion for the three months ended March 31, 2022. The decrease is primarily due to lower average interest-bearing cash balances, which decreased approximately $1.6 billion, and decreases in average securities of $212.4 million, offset by increases in average loan balances of $1.6 billion. The yield on average interest earning assets increased 152 basis points from 3.46% for the three months ended March 31, 2022 to 4.98% for the three months ended March 31, 2023. The increase in asset yield from the prior year is a primarily a result of increases in the Fed Funds rate and also a result of the shift in earning assets from lower yielding interest-bearing deposit balances to higher yielding loans due to the strong loan growth for the year over year period. The average cost of interest-bearing liabilities increased 227 basis points to 2.63% for the three months ended March 31, 2023 compared to 0.36% for the three months ended March 31, 2022. The increase is reflective of higher funding costs, primarily on deposit products and FHLB advances as a result of Fed Funds rate increases. The aforementioned changes resulted in a 5 basis point decrease in the net interest margin for the three months ended March 31, 2023 at 3.17% compared to 3.22% for the three months ended March 31, 2022. The decrease was primarily due to increased funding costs on deposits and short-term advances resulting from continued Fed rate increases over the year, offset to a lesser extent by higher earnings on loans due to organic growth and rate increases and higher earnings on interest-bearing cash balances due to rate increases.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2023 and 2022. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances.

	Three Months Ended March 31,
	2023			2022
(dollars in thousands)	Average Outstanding Balance	Interest	Yield/ Rate (4)	Average Outstanding Balance	Interest	Yield/ Rate (4)
Interest-earning assets:
Loans (1)	$13,931,726	$184,294	5.36%	$12,319,734	$129,179	4.25%
Taxable securities	1,464,977	7,858	2.18	1,689,214	8,359	2.01
Nontaxable securities	423,557	2,603	2.49	411,761	2,333	2.30
Interest-bearing deposits and other	550,963	6,421	4.73	2,114,246	994	0.19
Total interest-earning assets	16,371,223	201,176	4.98	16,534,955	140,865	3.46
Noninterest-earning assets	1,857,298			1,904,397
Total assets	$18,228,521			$18,439,352
Interest-bearing liabilities:
Checking accounts	$6,273,149	$38,893	2.51%	$6,237,403	$3,082	0.20%
Savings accounts	728,851	90	0.05	780,380	94	0.05
Money market accounts	1,777,249	12,434	2.84	2,337,951	1,703	0.30
Certificates of deposit	1,611,259	10,844	2.73	973,494	731	0.30
Total deposits	10,390,508	62,261	2.43	10,329,228	5,610	0.22
FHLB advances	576,944	5,824	4.09	150,000	179	0.48
Other borrowings - short-term	4,456	53	4.82	3,478	17	1.98
Other borrowings - long-term	266,519	4,026	6.13	266,483	3,465	5.27
Junior subordinated debentures	54,451	1,090	8.12	54,253	446	3.33
Total interest-bearing liabilities	11,292,878	73,254	2.63	10,803,442	9,717	0.36
Noninterest-bearing checking accounts	4,404,814			4,959,264
Noninterest-bearing liabilities	150,408			100,862
Stockholders’ equity	2,380,421			2,575,784
Total liabilities and equity	$18,228,521			$18,439,352
Net interest income		$127,922			$131,148
Interest rate spread			2.35%			3.10%
Net interest margin (2)			3.17			3.22
Net interest income and margin (tax equivalent basis) (3)		$128,962	3.19		$132,179	3.24
Average interest-earning assets to interest-bearing liabilities			144.97			153.05

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

Provision for Credit Losses
The measurement of expected credit losses under CECL methodology is applicable to financial assets measured at amortized cost. Provision for credit losses is determined by management as the amount to be added to the allowance for credit loss accounts for various types of financial instruments including loans, held to maturity debt securities and off-balance sheet credit exposure, after net charge-offs have been deducted, to bring the allowance to a level deemed appropriate by management to absorb expected credit losses over the lives of the respective financial instruments. Management actively monitors the Company’s asset quality and provides appropriate provisions based on such factors as historical loss experience, current conditions and reasonable and supportable forecasts.
Financial instruments are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the provision for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the determination.
The following table presents the components of provision for credit losses:

	Three Months Ended March 31,
	2023	2022
Provision for credit losses related to:
Loans	$(721)	$(2,200)
Held to maturity securities	—	—
Off-balance sheet credit exposures	811	757
Total provision for credit losses	$90	$(1,443)
Provision expense for loans is generally reflective of organic loan growth as well as charge-offs or specific reserves taken during the respective period. Provision expense is also impacted by the economic outlook and changes in macroeconomic variables. The negative provision expense recorded for the three months ended March 31, 2023 primarily reflects improvement in risk-rated loans, while the negative provision recorded for the three months ended March 31, 2022 was primarily reflective of improvements in the economic outlook and diminished pandemic uncertainty over the period.
As discussed in Note 3. Securities, the Company reclassified a portion of its available for sale state and municipal portfolio to held to maturity during 2022 to limit future volatility due to expected increases in interest rates. The majority of securities in the held to maturity portfolio are guaranteed or insured. Therefore, there was no provision for credit losses on held to maturity securities recorded during the respective periods.
Changes in the allowance for unfunded commitments are generally driven by the remaining unfunded amount and the expected utilization rate of a given loan segment.

Noninterest Income
The following table sets forth the major components of noninterest income for the three months ended March 31, 2023 and 2022 and the period-over-period variations in such categories of noninterest income:

	Three Months Ended March 31,		Variance
(dollars in thousands)	2023	2022	2023 v. 2022
Noninterest Income
Service charges on deposit accounts	$3,349	$2,752	$597	21.7%
Investment management fees	2,301	2,451	(150)	(6.1)
Mortgage banking revenue	1,624	3,026	(1,402)	(46.3)
Mortgage warehouse purchase program fees	324	958	(634)	(66.2)
Loss on sale of loans	—	(1,484)	1,484	N/M
Gain (loss) on sale and disposal of premises and equipment	47	(163)	210	N/M
Increase in cash surrender value of BOLI	1,377	1,310	67	5.1
Other	3,732	4,035	(303)	(7.5)
Total noninterest income	$12,754	$12,885	$(131)	(1.0)%
____________
N/M - not meaningful
Total noninterest income decreased $131 thousand, or 1.0% for the three months ended March 31, 2023 over same period in 2022. Significant changes in the components of noninterest income are discussed below.
Service charges on deposits. Service charges on deposits increased $597 thousand, or 21.7% for the three months ended March 31, 2023 as compared to the same period in 2022. The increase was due to higher account analysis charges on our commercial treasury products.
Mortgage banking revenue. Mortgage banking revenue decreased $1.4 million, or 46.3% for the three months ended March 31, 2023 as compared to the same period in 2022. The decrease was primarily due to decreased demand and lower volumes, as well as narrower margins resulting from rate increases over the year. Also included in mortgage banking revenue was a fair value gain on our derivative hedging instruments of $75 thousand for the three months ended March 31, 2023 compared to a fair value gain of $320 thousand for the same period in 2022.
Mortgage warehouse purchase program fees. Mortgage warehouse purchase program fees decreased $634 thousand, or 66.2% for the three months ended March 31, 2023 as compared to the same period in 2022. The decrease was primarily market driven with lower volumes due to mortgage loan rate increases over the year.
Loss on sale of loans. The Company recognized a $1.5 million loss on sale of loans in 2022 primarily due to one commercial real estate loan, which was sold at a discount.

Noninterest Expense
The following table sets forth the major components of noninterest expense for the three months ended March 31, 2023 and 2022 and the period-over-period variations in such categories of noninterest expense:

	Three Months Ended March 31,		Variance
(dollars in thousands)	2023	2022	2023 v. 2022
Noninterest Expense
Salaries and employee benefits	$46,275	$49,555	$(3,280)	(6.6)%
Occupancy	11,559	10,000	1,559	15.6
Communications and technology	7,090	5,901	1,189	20.1
FDIC assessment	2,712	1,493	1,219	81.6
Advertising and public relations	604	456	148	32.5
Other real estate owned expenses, net	(44)	—	(44)	N/M
Impairment of other real estate	1,200	—	1,200	N/M
Amortization of other intangible assets	3,111	3,145	(34)	(1.1)
Litigation settlement	102,500	—	102,500	N/M
Professional fees	3,065	3,439	(374)	(10.9)
Other	11,308	8,468	2,840	33.5
Total noninterest expense	$189,380	$82,457	$106,923	129.7%
____________
N/M - not meaningful
Noninterest expense increased $106.9 million, or 129.7% for the three months ended March 31, 2023 as compared to the same period in 2022. The significant change in the components of noninterest expense is discussed below.
Salaries and employee benefits. Salaries and employee benefits decreased $3.3 million, or (6.6)% for the three months ended March 31, 2023 compared to the same period in 2022. The decrease was primarily due to $2.0 million in lower combined salaries, bonus, payroll taxes and 401(k) expenses due to the fourth quarter 2022 reduction-in-force and overall strategic efforts to reduce costs, as well as lower contract labor costs of $954 thousand, $1.0 million of mortgage commissions and incentives and $953 thousand in employee medical insurance. In addition, deferred salaries expense, which reduces overall expense, was $1.4 million lower compared the prior year quarter due to lower loan origination activity.
Occupancy. Occupancy increased $1.6 million, or 15.6% for the three months ended March 31, 2023 compared to the same period in 2022. The increase was primarily due to higher depreciation and property tax expense related to the opening of the second phase of the Company's headquarters campus in second quarter 2022.
Communications and technology. Communications and technology increased $1.2 million, or 20.1% for the three months ended March 31, 2023 compared to the same period in 2022. The increase was primarily due to higher data processing costs and software expense related to various technology improvements.
FDIC assessment. FDIC assessment increased $1.2 million, or 81.6% for the three months ended March 31, 2023 compared to the same period in 2022. The increase was due to an increase in assessment rates charged by the FDIC.
Impairment of other real estate. The Company recognized a $1.2 million impairment on one other real estate property during the first quarter of 2023, compared to none for the same period in 2022.
Litigation settlement. Litigation settlement of $102.5 million was recognized in first quarter 2023 due to the settlement of the ongoing litigation that was acquired by the Company in 2014, as discussed elsewhere in this report.

Other noninterest expense. Other noninterest expense increased $2.8 million, or 33.5% for the three months ended March 31, 2023 compared to the same period in 2022. The increase for the three month period was primarily due to asset impairment charges of $802 thousand related to the write-down of a branch that will be closed during second quarter 2023 and increases of $538 thousand in loan-related costs, $682 thousand in deposit-related costs, and increases in various other miscellaneous expense accounts.
Income Tax Expense
Income tax benefit was $11.3 million for the three months ended March 31, 2023 compared to income tax expense of $12.3 million for the same period in 2022. The effective tax rates were 23.1% for the three months ended March 31, 2023 compared to 19.5% for the same period in 2022. The higher effective rate for three months ended March 31, 2023 is due to the Company being in a loss position as a result of the settlement of the Stanford litigation. The lower effective tax rate for the three months ended March 31, 2022 reflects a favorable permanent tax item related to a donation of real property as well as overall lower state tax rates.
Discussion and Analysis of Financial Condition
The following discussion and analysis summarizes the financial condition of the Company as of March 31, 2023 and December 31, 2022 and details certain changes between those periods.
Assets
The Company’s total assets increased by $539.9 million, or 3.0%, to $18.8 billion as of March 31, 2023 from $18.3 billion at December 31, 2022. The increase is due primarily to an increase in cash and cash equivalents during the period but also due in part to organic loan growth and increased FHLB stock holdings during the period.
Loan Portfolio
The Company’s loan portfolio is the largest category of the Company’s earning assets. The following table presents the balance and associated percentage of each major category in the Company's loan portfolio as of March 31, 2023 and December 31, 2022:

(dollars in thousands)	March 31, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
Commercial (1)	$2,171,635	15.5%	$2,240,959	16.1%
Mortgage warehouse purchase loans	400,547	2.8	312,099	2.2
Real estate:
Commercial	7,950,480	56.7	7,817,447	56.2
Commercial construction, land and land development	1,178,525	8.4	1,231,071	8.8
Residential (2)	1,628,484	11.6	1,604,169	11.5
Single-family interim construction	487,421	3.5	508,839	3.7
Agricultural	121,958	0.9	124,422	0.9
Consumer	84,112	0.6	81,667	0.6
Total gross loans	14,023,162	100.0%	13,920,673	100.0%
____________
(1)    Includes SBA PPP loans of $3.5 million net of deferred loan fees of $86 thousand at March 31, 2023 and $5.0 million net of deferred fees of $101 thousand at December 31, 2022.
(2)    Includes loans held for sale of $16.6 million and $11.3 million at March 31, 2023 and December 31, 2022, respectively.

As of March 31, 2023 and December 31, 2022, the Company's loan portfolio, before the allowance for credit losses, totaled $14.0 billion and $13.9 billion, respectively, which is an increase of 0.7% between the two periods. Loans held for investment, excluding mortgage warehouse purchase loans, loans held for sale and PPP loans, increased $8.5 million, or 0.2% annualized for the three month period. See Note 4. Loans, Net and Allowance for Credit Losses on Loans for more details on the Company's loan portfolio.
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
The Company classifies nonperforming loans as nonaccrual loans or loans past due 90 days or more and still accruing interest. Further information regarding the Company's accounting policies related to past due loans, nonaccrual loans and collateral dependent loans is presented in Note 4 - Loans, Net and Allowance for Credit Losses on Loans.

The following table sets forth the allocation of the Company’s nonperforming assets among the Company’s different asset categories and key credit-related metrics as of the dates indicated. The balances of nonperforming loans reflect the net investment in these assets.

(dollars in thousands)	March 31, 2023	December 31, 2022
Nonaccrual loans
Commercial	$22,274	$22,565
Commercial real estate	13,340	13,393
Commercial construction, land and land development	13	15
Residential real estate	1,431	1,582
Single-family interim construction	189	189
Consumer	7	8
Total nonaccrual loans (1)	37,254	37,752
Total loans delinquent 90 days or more and still accruing	47	843
Total troubled debt restructurings, not included in nonaccrual loans (1)	—	1,494
Total nonperforming loans (1)	37,301	40,089
Total other real estate owned and other repossessed assets	22,814	24,020
Total nonperforming assets	$60,115	$64,109

Total allowance for credit losses on loans	$146,850	$148,787
Total loans held for investment (2)	$13,606,039	$13,597,264
Total assets	$18,798,354	$18,258,414

Credit Ratios
Ratio of nonperforming loans to total loans held for investment	0.27%	0.29%
Ratio of nonperforming assets to total assets	0.32	0.35
Ratio of nonaccrual loans to total loans held for investment	0.27	0.28
Ratio of allowance for credit losses on loans to total loans held for investment	1.08	1.09
Ratio of allowance for credit losses on loans to nonaccrual loans	394.19	394.12
Ratio of allowance for credit losses on loans to total nonperforming loans	393.69	371.14
____________
(1)     Nonaccrual loans include troubled debt restructurings of $929 thousand as of December 31, 2022. With the adoption of ASU 2022-02, effective January 1, 2023, TDR accounting has been eliminated.
(2)    Excluding mortgage warehouse purchase loans of $400.5 million and $312.1 million and loans held for sale of $16.6 million and $11.3 million as of March 31, 2023 and December 31, 2022, respectively.
Nonaccrual loans decreased slightly to $37.3 million as of March 31, 2023 from $37.8 million as of December 31, 2022. The decrease in nonaccrual loans was primarily due to net paydowns during the period.
Other real estate owned and other repossessed assets decreased from $24.0 million as of December 31, 2022 to $22.8 million as of March 31, 2023 due to a $1.2 million write down on a property due to a new appraisal.

Allowance for Credit Losses
The measurement of expected credit losses under CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables, held to maturity debt securities and off-balance sheet credit exposures. The CECL model requires the measurement of all expected credit losses on applicable financial assets based on historical experience, current conditions, and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance accounts is dependent upon a variety of factors beyond the Company's control, including the performance of the portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets.
Analysis of the Allowance for Credit Losses - Loans
The following table sets forth the allowance for credit losses by category of loans:

	March 31, 2023		December 31, 2022
(dollars in thousands)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Commercial loans	$53,122	15.5%	$54,037	16.1%
Mortgage warehouse purchase loans	—	2.8	—	2.2
Real estate:
Commercial real estate	59,109	56.7	61,078	56.2
Construction, land and land development	17,331	8.4	17,696	8.8
Residential real estate	4,780	11.6	3,450	11.5
Single-family interim construction	11,812	3.5	11,817	3.7
Agricultural	231	0.9	207	0.9
Consumer	465	0.6	502	0.6
Total allowance for credit losses	$146,850	100.0%	$148,787	100.0%
____________
(1)    Represents the percentage of the Company’s total loans included in each loan category.
As of March 31, 2023, the allowance for credit losses on loans amounted to $146.9 million, or 1.08%, of total loans held for investment, excluding mortgage warehouse purchase loans, compared with $148.8 million, or 1.09%, as of December 31, 2022. The dollar and percentage decrease during 2023 is primarily due to net charge-offs of $1.2 million taken during the quarter.
As of March 31, 2023, the Company had specific credit loss allocations of $10.0 million on individually evaluated loans totaling $34.7 million, compared with specific credit loss allocations of $9.6 million on individually evaluated loans totaling $34.5 million as of December 31, 2022. The increase in specific credit loss allocations was due primarily to a doubtful commercial nonaccrual loan being added with a $501 thousand specific credit loss.
The factors driving significant changes in credit loss allocations by segment over the year are discussed below.
The allowance allocated to commercial loans totaled $53.1 million, or 2.4% of total commercial loans as of March 31, 2023, compared to $54.0 million, or 2.4% of commercial loans as of December 31, 2022. The allowance for credit losses decreased $915 thousand, or 1.7% for the period. Modeled expected credit losses increased $2.9 million while qualitative factors related to commercial loans decreased $4.2 million. The increase in modeled losses was primarily related to changes in Moody's macroeconomic variables used in our model related to elevated risks within the portfolio including economic uncertainty, such as inflationary pressures, elevated interest rates, weakening demand and labor challenges among other factors. The decrease in qualitative factors was primarily due to continued improvement in past due loans and lower overall balances in this portfolio segment. Specific allocations for commercial loans that were evaluated for expected credit losses on an individual basis increased $389 thousand from $8.4 million at December 31, 2022 to $8.8 million at March 31, 2023. The increase in specific allocations for commercial loans was primarily related to the addition of a $501 thousand nonaccrual loan downgraded to doubtful and fully reserved during the period offset by net principal reductions on other commercial loans.

The allowance allocated to commercial real estate loans totaled $59.1 million, or 0.7% of total commercial real estate loans as of March 31, 2023, compared to $61.1 million, or 0.8% of commercial real estate loans as of December 31, 2022. The allowance for credit losses decreased $2.0 million, or 3.2% despite a $133.0 million increase in the commercial real estate portfolio. Modeled expected credit losses decreased $2.9 million while qualitative factors related to commercial real estate loans increased $915 thousand. The decrease in modeled losses was primarily related to the maturity mix of the portfolio as well as revisions in Moody's macroeconomic variables for commercial real estate. The increase in qualitative factors was due primarily to the increased balance of the portfolio and changes in risk ratings. Specific allocations for commercial real estate loans that were evaluated for expected credit losses on an individual basis remained at $1.2 million from December 31, 2022 to March 31, 2023.
The allowance allocated to residential real estate loans totaled $4.8 million, or 0.3% of total residential real estate loans as of March 31, 2023, compared to $3.5 million, or 0.2% of residential real estate loans as of December 31, 2022. The allowance for credit losses increased $1.3 million, or 38.6% for the period. Modeled expected credit losses increased $410 thousand while qualitative factors related to residential real estate loans increased $920 thousand. The increase in modeled losses was primarily related to changes in Moody's macroeconomic variables used in our model related to elevated risks within the portfolio including economic uncertainty, such as inflationary pressures, elevated interest rates, weakening demand and labor challenges among other factors. The increase in qualitative factors was due primarily to the increased balance of the portfolio. There were no specific allocations for residential real estate loans that were evaluated for expected credit losses on a individual basis at December 31, 2022 or March 31, 2023.
Refer to Note 4 - Loans, Net and Allowance for Credit Losses on Loans, in the notes to the consolidated financial statements included elsewhere in this report for additional details of the allowance for credit losses on loans.

Additional information related to net charge-offs (recoveries) by loan type is presented in the table below for the three months ended March 31, 2023 and 2022:

	Net Charge-offs (Recoveries)	Average Loans	Ratio of Annualized Net Charge-offs (Recoveries) to Average Loans
March 31, 2023
Commercial	$20	$2,209,237	—%
Mortgage warehouse purchase loans	—	297,980	—
Real estate:
Commercial	—	7,894,473	—
Commercial construction, land and land development	1,196	1,206,395	0.40
Residential	—	1,618,487	—
Single-family interim construction	—	498,802	—
Agricultural	—	123,353	—
Consumer	—	82,999	—
Total	$1,216	$13,931,726	0.04%

March 31, 2022
Commercial	$177	$1,968,349	0.04%
Mortgage warehouse purchase loans	—	546,860	—
Real estate:
Commercial	—	6,697,005	—
Commercial construction, land and land development	—	1,185,806	—
Residential	6	1,345,151	—
Single-family interim construction	—	387,280	—
Agricultural	—	108,290	—
Consumer	10	80,993	0.05
Total	$193	$12,319,734	0.01%

For the three months ended March 31, 2023, net charge-offs totaled $1.2 million, which is 0.04% (annualized) of the Company's average loans outstanding during the period, compared to net charge-offs of $193 thousand, or 0.01% (annualized) of average loans for the three months ended March 31, 2022. The majority of the 2023 charge-offs is due to one charge-off of a construction loan totaling $1.2 million.
Allowance for Credit Losses - Off-Balance Sheet Credit Exposures
The allowance for credit losses on off-balance sheet credit exposures is calculated under the CECL model, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. Off-balance sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed in Note 7. Off-Balance Sheet Arrangements, Commitments and Contingencies. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur based on historical utilization rates. At March 31, 2023 and December 31, 2022, the allowance for credit losses on off-balance sheet credit exposures was $4.8 million and $3.9 million, respectively.

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
The fair value of the Company's available for sale securities decreased $16.4 million, or 1.0%, to $1.7 billion at March 31, 2023 from $1.7 billion at December 31, 2022. The decrease was primarily due to paydowns, maturities and calls during the quarter offset by a slight improvement in unrealized loss from December 31, 2022. The amortized cost of held to maturity securities decreased $457 thousand, or 0.2%, to $206.6 million as of March 31, 2023 from $207.1 million as of December 31, 2022.
Total securities represented 10.0% and 10.4% of the Company’s total assets at March 31, 2023 and December 31, 2022, respectively.
There were no gains or losses on the sale of securities for the three months ended March 31, 2023 and March 31, 2022.
Certain investment securities are valued at less than their amortized cost. At March 31, 2023, the Company's review of all securities at an unrealized loss position determined that the losses resulted from factors not related to credit quality. This conclusion is based on the Company's analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors for each security type in the portfolio. The unrealized losses are generally due to increases in market interest rates. Furthermore, the Company has the intent to hold these securities until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their cost basis. The fair value is expected to recover as the securities approach their maturity date. As such, there is no allowance for credit losses on available for sale or held to maturity securities recognized as of March 31, 2023. Refer to Note 3. Securities for more information on the Company's analysis of credit losses on securities available for sale and held to maturity.
Liabilities
The Company’s total liabilities increased $574.5 million, or 3.6%, to $16.4 billion at March 31, 2023 from $15.9 billion at December 31, 2022 due to the changes detailed below.
Deposits
Total deposits decreased $1.1 billion, or 7.0%, to $14.1 billion at March 31, 2023 from $15.1 billion at December 31, 2022. The decrease in deposit balances during the quarter was due to a strategic remixing of non-brokered specialty treasury deposits late in the quarter in response to the liquidity environment in March as well as to a gradual decline in noninterest-bearing deposits throughout the quarter. Estimated uninsured deposits, excluding public funds deposits totaled $5.3 billion, or 37.4% of total deposits as of March 31, 2023.
FHLB Advances
FHLB advances increased $1.5 billion, or 500.0%, to $1.8 billion at March 31, 2023 from $300.0 million at December 31, 2022. The increase was due to short term advances taken for additional liquidity sources due to the decreased deposit balances.
Other Borrowings
Other borrowings increased $70.5 million, or 26.4%, to $337.6 million at March 31, 2023 from $267.1 million at December 31, 2022. The increase is due to the $100.0 million draw on the Company's unsecured line of credit offset by the $30.0 million redemption of subordinated debentures during the quarter.

Capital Resources and Liquidity Management
Capital Resources
Total stockholders' equity was $2.4 billion at March 31, 2023, a decrease of approximately $34.5 million from December 31, 2022. The net decrease was a result of a net loss of $37.5 million, common stock repurchased of $1.6 million and dividends of $15.7 million offset by an increase of $17.9 million in other comprehensive income and stock based compensation of $2.4 million.
Regulatory Capital Requirements
The Company’s capital management consists of providing equity to support the Company’s current and future operations. The Company is subject to various regulatory capital requirements administered by state and federal banking agencies, including the TDB, Federal Reserve and the FDIC. Failure to meet minimum capital requirements may prompt certain actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s financial condition and results of operations. Please refer to Note 12. Regulatory Matters, in the notes to the Company's audited consolidated financial statements included elsewhere in this report for additional details.
Stock Repurchase Program
In January 2023, the Company's Board approved the 2023 Stock Repurchase Plan, which provides for the repurchase of common stock up to $125.0 million through December 31, 2023. No shares have been repurchased under the 2023 Plan through April 21, 2023.
See Part II, Item 2 - Unregistered Sales of Equity and Use of Proceeds, in this report for additional information.
Liquidity Management
Liquidity refers to the measure of the Company’s ability to meet current and future cash flow requirements as they become due, while at the same time meeting the Company’s operating, capital and strategic cash flow needs, all at a reasonable cost. The Company’s asset and liability management policy is intended to maintain adequate liquidity and, therefore, enhance the Company’s ability to raise funds to support asset growth, meet deposit withdrawals and lending needs, maintain reserve requirements, and otherwise sustain operations. The Company accomplishes this through management of the maturities of its interest-earning assets and interest-bearing liabilities. The Company believes that its present position is adequate to meet the current and future liquidity needs.
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
Liquidity risk management is an important element in the Company’s asset/liability management process. The Company’s short-term and long-term liquidity requirements are primarily to fund on-going operations, including payment of interest on deposits and debt, extensions of credit to borrowers, capital expenditures and shareholder dividends. These liquidity requirements are met primarily through cash flow from operations, redeployment of pre-paid and maturing balances in the Company’s loan and investment portfolios, debt financing and increases in customer deposits. The Company’s liquidity position is supported by management of liquid assets and liabilities and access to alternative sources of funds. Liquid assets include cash, interest-bearing deposits in banks, federal funds sold, securities available for sale and maturing or prepaying balances in the Company’s investment and loan portfolios. Liquid liabilities include core deposits, brokered deposits, federal funds purchased and other borrowings. Other sources of liquidity include the sale of loans, the ability to acquire additional national market non-core deposits, the issuance of additional collateralized borrowings such as FHLB advances, the issuance of debt securities, borrowings through the Federal Reserve’s discount window and newly established Bank Term Funding Program and the issuance of equity securities. For additional information regarding the Company’s operating, investing and financing cash flows, see the Consolidated Statements of Cash Flows provided in the Company’s consolidated financial statements.

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
In addition to the liquidity provided by the sources described above, the Company maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of March 31, 2023, the Company had established federal funds lines of credit with 11 unaffiliated banks totaling $545.0 million with no borrowings against the lines at that time. Three of the lines totaling $115.0 million have stated maturity dates in May, September and December 2023 and the remaining lines have no stated maturity dates and the lenders may terminate the lines at any time without notice. The Company also participates in an exchange that provides direct overnight borrowings with other financial institutions with a borrowing capacity of $699.0 million with none outstanding as of March 31, 2023. The Company has an unsecured line of credit totaling $100.0 million with an unrelated commercial bank with $100.0 million borrowings against the line as of March 31, 2023. As of April 24, 2023, borrowings outstanding on the line of credit totaled $67.5 million.
Based on the values of stock, securities, and loans pledged as collateral, as of March 31, 2023, the Company had additional borrowing capacity with the FHLB of $2.9 billion. In addition, the Company maintains a secured line of credit through the Federal Reserve Bank discount window with availability to borrow $1.1 billion at March 31, 2023. Also starting in first quarter 2023, the Company is eligible to borrow from the Federal Reserve's Bank Term Funding Program (BTFP), which provides additional contingent liquidity through the pledging of certain qualifying securities and other assets. The BTFP is a one year program ending March 11, 2024 and the Company can borrow any time during the term and can repay the obligation at any time without penalty. Although the Company does not plan to access the BTFP, additional liquidity of $116.3 million was available as of March 31, 2023 based on the par-value of qualifying securities.
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
As discussed elsewhere in this report, the Company has accrued $100.0 million in connection with the settlement of the Stanford lawsuit, as well as $2.5 million in contingent legal fees associated with the lawsuit. Pending court approval and the entry of certain bar orders as required by the agreement, the Company expects to pay the obligation in third quarter 2023.
Other than the matter noted above and normal changes in the ordinary course of business, there have been no significant changes in the types of contractual obligations or amounts due since December 31, 2022.
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

Accounting policies, as described in detail in the notes to the Company’s audited consolidated financial statements are an integral part of the Company’s financial statements. A thorough understanding of these accounting policies is essential when reviewing the Company’s reported results of operations and the Company’s financial position. The Company has deemed the accounting policy and estimate discussed below as most critical and require the Company to make difficult, subjective or complex judgments about matters that are inherently uncertain. Changes in these estimates, which are likely to occur from period to period, or the use of different estimates that the Company could have reasonably used in the current period, would have a material impact on the Company’s financial position, results of operations or liquidity. The Company has other significant accounting policies and continues to evaluate the materiality of their impact on its consolidated financial statements, but management believes these other policies either do not generally require them to make estimates and judgments that are difficult or subjective, or it is less likely they would have a material impact on the Company's reported results for a given period.
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
Further information regarding Company policies and methodology used to estimate the allowance for credit losses is presented in Note 4. Loans, Net and Allowance for Credit Losses on Loans and Note 7. Off-Balance Sheet Arrangements, Commitments and Contingencies.

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
Asset/Liability Management and Interest Rate Risk
The principal objective of the Company’s asset and liability management function is to measure, monitor and control the interest rate risk within the balance sheet and a neutral interest rate risk position while maximizing net income and preserving adequate levels of liquidity and capital. The Risk Oversight Committee of the Board of Directors has oversight of the asset and liability management function, which is managed by the Company's Treasurer. The Treasurer meets with the Company's Chief Financial Officer and senior executive management team regularly to review, among other things, the sensitivity of the Company’s assets and liabilities to interest rate changes, as well as local and national market conditions. That group also reviews the liquidity, deposit mix, loan mix and investment positions of the Company.
The Company's management and the Board of Directors are responsible for employing risk management policies that monitor and limit the Company's exposure to interest rate risk. Interest rate risk is measured using net interest income simulations and market value of equity analyses. These analyses use various assumptions, including the magnitude and timing of interest rate changes, yield curve shape, prepayments on loans and securities and deposits, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows.
Instantaneous parallel rate shift scenarios, known as rate shock, are modeled and utilized to evaluate risk and establish exposure limits for acceptable changes in net interest margin.
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
The Company's asset liability management model indicated that it was in a liability sensitive position in terms of its income simulation as of March 31, 2023. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income over twelve months based on the interest rate risk model as of March 31, 2023:

Hypothetical Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
200	(0.79)%
100	(0.07)
(100)	(0.27)
The Company's model indicates that its projected balance sheet at March 31, 2023 has shifted to a liability sensitive position in comparison to an asset sensitive balance sheet as of December 31, 2022. The shift was primarily due to the increase in short-term FHLB advances that were added to increase the Company's on-balance sheet liquidity in response to market events at the end of the quarter but also due to slowing prepayments on loans during the quarter.

These are good faith estimates and assume that the composition of the Company's interest sensitive assets and liabilities existing at each period-end is held consistent. Additionally, the forecast takes into consideration the future maturities and contractual interest rate repricing over the relevant twelve month measurement period. Lastly, the model assumes that changes in market interest rates are instantaneous and sustained across the yield curve regardless of duration of pricing characteristics of specific assets or liabilities. This analysis does not contemplate any actions that the Company might undertake in response to changes in market interest rates. As a result, the Company believes these estimates are not necessarily indicative of what actually could occur in the event of immediate interest rate increases or decreases of this magnitude. As interest-bearing assets and liabilities re-price in different time frames and proportions to market interest rate movements, various assumptions must be made based on historical relationships of these variables in reaching any conclusion. Since these correlations are based on competitive and market conditions, the Company anticipates that future results will likely be different from the foregoing estimates, and such differences could be material.

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
The plaintiffs seek recovery from the Bank and other defendants for their losses. On May 1, 2015, the plaintiffs filed a motion requesting permission to file a Second Amended Class Action Complaint in this case, which motion was subsequently granted. The Second Amended Class Action Complaint presents previously unasserted claims, including aiding and abetting or participation in a fraudulent scheme based upon the large amount of deposits that the Stanford Entities held at BOH and the alleged knowledge of certain BOH officers. The case was then inactive due to a Court-ordered discovery stay issued March 2, 2015 pending the Court’s ruling on plaintiff’s motion for class certificate and designation of class representatives and counsel. On November 7, 2017, the Court issued an order denying the plaintiff’s motion. In addition, the Court lifted the previously ordered discovery stay. On January 11, 2018, the Court entered a scheduling order providing that the case be ready for trial on January 27, 2020. Due to agreed upon extensions of discovery on July 25, 2019, the Court amended the scheduling order to provide that the case be ready for trial on January 11, 2021. In light of additional agreed upon extensions of discovery deadlines, the Court entered a new scheduling order on March 9, 2020, which provided that the case be ready for trial March 15, 2021. In light of delays in discovery associated with the COVID-19 pandemic, the parties agreed to amend the scheduling order with new ready for trial date of May 6, 2021. The Defendants filed a motion to remand the case. The Bank also filed its motion for summary judgment on February 12, 2021. On the same day, the Bank also joined in on an omnibus motion for summary judgment based on procedural issues common to all Defendants. On March 19, 2021, the Plaintiffs filed a notice of abandonment of five of the seven causes of action against the Bank. On March 11, 2021, the Defendants filed a motion to amend the scheduling order, which was granted, effectively vacating the May 6, 2021 trial date. On January 20, 2022 the Court issued an opinion and order denying the motion for summary judgment by the Bank and the other defendants. On the same date, the Court issued a suggestion of remand of the case to the Southern District of Texas. As of March 11, 2022, the case has been officially remanded to the Southern District of Texas. On January 2-3, 2023, the Bank attended court-ordered mediation which did not result in resolution. Trial was scheduled to begin on February 27, 2023.
As disclosed in the Company's Current Report on Form 8-K dated February 27, 2023, the Bank entered into a settlement in principle with the Plaintiffs. A settlement agreement was subsequently executed by the parties on March 7, 2023. Pursuant to the settlement, the parties agreed to settle and dismiss the Stanford litigation and to seek the entry of bar orders from the U.S. District Court for the Northern District of Texas prohibiting any continued or future claims against the Bank and its related parties relating to Stanford, whether asserted to date or not. If the settlement, including the bar orders described in the preceding sentence is approved by the Court at a hearing set for August 8, 2023, and is not subject to further appeal, the Bank will make a one-time cash payment of $100 million to Ralph S. Janvey, in his capacity as the Court-appointed receiver for the Stanford litigation. The Bank is relieved of the trial setting subject to final Court approval of the settlement agreement reflecting the terms of the settlement and entry of the bar orders.
The settlement does not include any admission of liability of wrongdoing by the Bank, and the Bank expressly denied any liability or wrongdoing with respect to any matter alleged in the Stanford litigation. The Bank has agreed to the settlement to avoid the cost, risks, and distraction of continued litigation. The Company believes the settlement is in the best interests of the Company and its shareholders.
This is complex litigation involving a number of procedural matters and issues and the Company has experienced an increase in legal fees associated with the defense of this claim and expects to continue to incur legal fees in connection with this matter until this matter is fully resolved.

If the settlement or entry of the bar orders is not approved by the Court for any reason, the Bank will continue to vigorously defend the lawsuit.
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
ITEM 1A. RISK FACTORS
In evaluating an investment in the Company's common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, and in the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share Repurchase Program. From time to time, the Company's Board of Directors has authorized stock repurchase programs, which allow the Company to purchase its common stock in the open market or in privately negotiated transactions. In general, the share repurchase program allows the Company to proactively manage its capital position and return excess capital to shareholders. In January 2023, the Company's Board established the 2023 Stock Repurchase Plan, which provides for the repurchase of up to $125.0 million of common stock through December 31, 2023. No shares were repurchased by the Company during the three months ended March 31, 2023.
The following table summarizes the Company's repurchase activity during the three months ended March 31, 2023:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (thousands)
January 2023	19,988	$60.40	—	$125,000
February 2023	6,423	60.55	—	125,000
March 2023	366	57.36	—	125,000
Total first quarter 2023	26,777	$60.39	—	$125,000
Total 2023 year-to-date	26,777	$60.39	—	$125,000
____________
(1)    Includes 26,777 shares purchased to settle employee tax withholding related to vesting of restricted stock awards. These transactions are not considered part of the Company's repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS
The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit 10.1
Fifth Amendment to Credit Agreement between Independent Bank Group, Inc. and U.S Bank National Association, dated February 16, 2023 (incorporated by reference to Exhibit 10.4(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 21, 2023)

Exhibit 10.2*	Sixth Amendment to Credit Agreement between Independent Bank Group, Inc. and US Bank National Association, dated March 16, 2023

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification
Exhibit 99.1*
Settlement Agreement dated March 7, 2023, between and among, on the one hand (i) Ralph S. Janvey, the court-appointed receiver for the Stanford Receivership Estate; (ii) the Official Stanford Investors Committee; and (iii) certain individual plaintiffs named the Rotstain Investor Plaintiffs; and, on the other hand, (iv) Independent Bank.

Exhibit 101.INS *	XBRL Instance Document-the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH *	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 is formatted as Inline XBRL and contained within Inline XBRL Instance Document in Exhibit 101.

*	Filed herewith.

**	Furnished herewith (such certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Independent Bank Group, Inc.

Date:	April 25, 2023	By: /s/ David R. Brooks

David R. Brooks
Chairman and Chief Executive Officer

Date:	April 25, 2023	By: /s/ Paul B. Langdale

Paul B. Langdale
Executive Vice President
Chief Financial Officer