Form 10-Q
period 2023-06-30
Independent Bank Group, Inc.
filed 2023-07-25
CIK 1564618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2023.
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
Common Stock, Par Value $0.01 Per Share – 41,286,009 shares as of July 21, 2023.

INDEPENDENT BANK GROUP, INC. AND SUBSIDIARIES
Form 10-Q
June 30, 2023

***

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Independent Bank Group, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2023 (unaudited) and December 31, 2022
(Dollars in thousands, except share information)

	June 30,	December 31,
Assets	2023	2022
Cash and due from banks	$127,438	$134,183
Interest-bearing deposits in other banks	775,444	520,139
Cash and cash equivalents	902,882	654,322
Certificates of deposit held in other banks	248	496
Securities available for sale, at fair value	1,637,682	1,691,784
Securities held to maturity, net of allowance for credit losses of $0 and $0, respectively	206,146	207,059
Loans held for sale (includes $12,212 and $10,612 carried at fair value, respectively)	18,624	11,310
Loans, net of allowance for credit losses of $147,804 and $148,787, respectively	13,971,311	13,760,576
Premises and equipment, net	354,941	355,368
Other real estate owned	22,505	23,900
Federal Home Loan Bank (FHLB) of Dallas stock and other restricted stock	67,520	23,436
Bank-owned life insurance (BOLI)	242,805	240,448
Deferred tax asset	97,289	78,669
Goodwill	994,021	994,021
Other intangible assets, net	56,777	62,999
Other assets	147,051	154,026
Total assets	$18,719,802	$18,258,414

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$3,905,492	$4,736,830
Interest-bearing	10,968,014	10,384,587
Total deposits	14,873,506	15,121,417
FHLB advances	875,000	300,000
Other borrowings	305,262	267,066
Junior subordinated debentures	54,518	54,419
Other liabilities	258,474	130,129
Total liabilities	16,366,760	15,873,031
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock (0 and 0 shares outstanding, respectively)	—	—
Common stock (41,279,460 and 41,190,677 shares outstanding, respectively)	413	412
Additional paid-in capital	1,964,341	1,959,193
Retained earnings	600,829	638,354
Accumulated other comprehensive loss	(212,541)	(212,576)
Total stockholders’ equity	2,353,042	2,385,383
Total liabilities and stockholders’ equity	$18,719,802	$18,258,414
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Income
Three and Six Months Ended June 30, 2023 and 2022 (unaudited)
(Dollars in thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income:
Interest and fees on loans	$193,612	$138,426	$377,906	$267,605
Interest on taxable securities	7,791	8,243	15,649	16,602
Interest on nontaxable securities	2,586	2,741	5,189	5,074
Interest on interest-bearing deposits and other	11,305	1,286	17,726	2,280
Total interest income	215,294	150,696	416,470	291,561
Interest expense:
Interest on deposits	78,144	8,110	140,405	13,720
Interest on FHLB advances	18,025	164	23,849	343
Interest on other borrowings	4,361	3,869	8,440	7,351
Interest on junior subordinated debentures	1,157	554	2,247	1,000
Total interest expense	101,687	12,697	174,941	22,414
Net interest income	113,607	137,999	241,529	269,147
Provision for credit losses	220	—	310	(1,443)
Net interest income after provision for credit losses	113,387	137,999	241,219	270,590
Noninterest income:
Service charges on deposit accounts	3,519	3,050	6,868	5,802
Investment management fees	2,444	2,391	4,745	4,842
Mortgage banking revenue	2,248	2,490	3,872	5,516
Mortgage warehouse purchase program fees	535	731	859	1,689
Loss on sale of loans	(7)	(17)	(7)	(1,501)
Gain (loss) on sale and disposal of premises and equipment	354	(46)	401	(209)
Increase in cash surrender value of BOLI	1,410	1,327	2,787	2,637
Other	3,592	3,951	7,324	7,986
Total noninterest income	14,095	13,877	26,849	26,762
Noninterest expense:
Salaries and employee benefits	46,940	51,130	93,215	100,685
Occupancy	11,640	10,033	23,199	20,033
Communications and technology	7,196	5,830	14,286	11,731
FDIC assessment	3,806	1,589	6,518	3,082
Advertising and public relations	1,004	703	1,608	1,159
Other real estate owned (income) expenses, net	(185)	66	(229)	66
Impairment of other real estate	1,000	—	2,200	—
Amortization of other intangible assets	3,111	3,118	6,222	6,263
Litigation settlement	—	—	102,500	—
Professional fees	1,785	4,094	4,850	7,533
Other	9,408	9,362	20,716	17,830
Total noninterest expense	85,705	85,925	275,085	168,382
Income (loss) before taxes	41,777	65,951	(7,017)	128,970
Income tax expense (benefit)	8,700	13,591	(2,584)	25,870
Net income (loss)	$33,077	$52,360	$(4,433)	$103,100
Basic earnings (loss) per share	$0.80	$1.25	$(0.11)	$2.44
Diluted earnings (loss) per share	$0.80	$1.25	$(0.11)	$2.44
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2023 and 2022 (unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$33,077	$52,360	$(4,433)	$103,100
Other comprehensive (loss) income before tax:
Unrealized losses on securities:
Unrealized losses arising during the period, excluding the change attributable to available for sale securities reclassified to held to maturity	(21,009)	(102,411)	(238)	(208,975)
Tax effect	(4,412)	(21,506)	(50)	(43,885)
Unrealized losses arising during the period, net of tax, excluding the change attributable to available for sale securities reclassified to held to maturity	(16,597)	(80,905)	(188)	(165,090)
Change in net unamortized gains on available for sale securities reclassified into held to maturity securities	(5)	(5)	(10)	(10)
Tax effect	(1)	(1)	(2)	(2)
Change in net unamortized gains on available for sale securities reclassified into held to maturity securities, net of tax	(4)	(4)	(8)	(8)
Change in unrealized losses on securities, net of tax	(16,601)	(80,909)	(196)	(165,098)

Unrealized (losses) gains on derivative financial instruments:
Unrealized holding losses arising during the period	(2,567)	(2,055)	(1,627)	(7,020)
Tax effect	(539)	(432)	(342)	(1,474)
Unrealized losses arising during the period, net of tax	(2,028)	(1,623)	(1,285)	(5,546)
Reclassification of amount of losses (gains) recognized into income	1,025	(41)	1,919	(243)
Tax effect	215	(9)	403	(51)
Reclassification of amount of losses (gains) recognized into income, net of tax	810	(32)	1,516	(192)
Change in unrealized (losses) gains on derivative financial instruments	(1,218)	(1,655)	231	(5,738)
Other comprehensive (loss) income, net of tax	(17,819)	(82,564)	35	(170,836)
Comprehensive income (loss)	$15,258	$(30,204)	$(4,398)	$(67,736)
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended June 30, 2023 and 2022 (unaudited)
(Dollars in thousands, except for par value, share and per share information)

	Preferred Stock $0.01 Par	Common Stock $0.01 Par Value		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Value 10 million shares authorized	100 million shares authorized
		Shares	Amount
Three Months Ended
Balance, March 31, 2023	$—	41,281,904	$413	$1,961,637	$583,529	$(194,722)	$2,350,857
Net income	—	—	—	—	33,077	—	33,077
Other comprehensive loss, net of tax	—	—	—	—	—	(17,819)	(17,819)
Common stock repurchased	—	(486)	—	—	(22)	—	(22)
Restricted stock forfeited	—	(1,958)	—	—	—	—	—
Stock based compensation expense	—	—	—	2,704	—	—	2,704
Cash dividends ($0.38 per share)	—	—	—	—	(15,755)	—	(15,755)
Balance, June 30, 2023	$—	41,279,460	$413	$1,964,341	$600,829	$(212,541)	$2,353,042

Three Months Ended
Balance, March 31, 2022	$—	42,795,228	$428	$1,947,909	$657,154	$(83,031)	$2,522,460
Net income	—	—	—	—	52,360	—	52,360
Other comprehensive loss, net of tax	—	—	—	—	—	(82,564)	(82,564)
Common stock repurchased	—	(1,642,136)	(17)	—	(115,305)	—	(115,322)
Restricted stock forfeited	—	(3,831)	—	—	—	—	—
Restricted stock granted	—	7,000	1	(1)	—	—	—
Stock based compensation expense	—	—	—	3,409	—	—	3,409
Cash dividends ($0.38 per share)	—	—	—	—	(16,008)	—	(16,008)
Balance, June 30, 2022	$—	41,156,261	$412	$1,951,317	$578,201	$(165,595)	$2,364,335

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Continued)
Six Months Ended June 30, 2023 and 2022 (unaudited)
(Dollars in thousands, except for par value, share and per share information)

	Preferred Stock $0.01 Par	Common Stock $0.01 Par Value		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Value 10 million shares authorized	100 million shares authorized
		Shares	Amount
Six Months Ended
Balance, December 31, 2022	$—	41,190,677	$412	$1,959,193	$638,354	$(212,576)	$2,385,383
Net loss	—	—	—	—	(4,433)	—	(4,433)
Other comprehensive income, net of tax	—	—	—	—	—	35	35
Common stock repurchased	—	(27,263)	—	—	(1,639)	—	(1,639)
Restricted stock forfeited	—	(3,721)	—	—	—	—	—
Restricted stock granted	—	119,767	1	(1)	—	—	—
Stock based compensation expense	—	—	—	5,149	—	—	5,149
Cash dividends ($0.76 per share)	—	—	—	—	(31,453)	—	(31,453)
Balance, June 30, 2023	$—	41,279,460	$413	$1,964,341	$600,829	$(212,541)	$2,353,042

Six Months Ended
Balance, December 31, 2021	$—	42,756,234	$428	$1,945,497	$625,484	$5,241	$2,576,650
Net income	—	—	—	—	103,100	—	103,100
Other comprehensive loss, net of tax	—	—	—	—	—	(170,836)	(170,836)
Common stock repurchased	—	(1,679,711)	(17)	—	(118,094)	—	(118,111)
Restricted stock forfeited	—	(4,546)	—	—	—	—	—
Restricted stock granted	—	84,284	1	(1)	—	—	—
Stock based compensation expense	—	—	—	5,821	—	—	5,821
Cash dividends ($0.76 per share)	—	—	—	—	(32,289)	—	(32,289)
Balance, June 30, 2022	$—	41,156,261	$412	$1,951,317	$578,201	$(165,595)	$2,364,335
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2023 and 2022 (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(4,433)	$103,100
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	8,938	6,442
Accretion income recognized on loans	(2,042)	(6,678)
Amortization of other intangibles assets	6,222	6,263
Amortization of premium on securities, net	3,703	3,551
Amortization of discount and origination costs on borrowings	795	446
Stock based compensation expense	5,149	5,821
Excess tax expense (benefit) on restricted stock vested	96	(352)
FHLB stock dividends	(1,540)	(52)
(Gain) loss on sale and disposal of premises and equipment	(401)	209
Loss on sale of loans	7	1,501
Impairment of other real estate	2,200	—
Impairment of other assets	955	—
Deferred tax (benefit) expense	(18,631)	2,122
Provision for credit losses	310	(1,443)
Increase in cash surrender value of BOLI	(2,787)	(2,637)
Excess benefit claim on BOLI	(318)	(784)
Net gain on mortgage loans held for sale	(2,606)	(2,627)
Originations of loans held for sale	(143,621)	(176,220)
Proceeds from sale of loans held for sale	138,913	184,452
Net change in other assets	13,461	(1,436)
Net change in other liabilities	92,882	(41,051)
Net cash provided by operating activities	97,252	80,627
Cash flows from investing activities:
Investment securities available for sale:
Proceeds from maturities, calls and paydowns	60,082	7,108,419
Purchases	(9,018)	(7,277,267)
Investment securities held to maturity:
Purchases	—	(91,065)
Proceeds from maturities of certificates of deposit held in other banks	248	1,980
Proceeds from benefit claim of BOLI	748	1,344
Purchases of FHLB stock and other restricted stock	(62,696)	—
Proceeds from redemptions of FHLB stock and other restricted stock	20,152	3,130
Proceeds from sale of loans	1,957	19,333
Net loans originated held for investment	(3,040)	(1,328,900)
Originations of mortgage warehouse purchase loans	(5,386,220)	(8,285,502)
Proceeds from pay-offs of mortgage warehouse purchase loans	5,207,229	8,536,160
Additions to premises and equipment	(10,433)	(36,316)
Proceeds from sale of premises and equipment	681	9
Net cash used in investing activities	(180,310)	(1,348,675)

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
Six Months Ended June 30, 2023 and 2022 (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2023	2022

Cash flows from financing activities:
Net decrease in demand deposits, money market and savings accounts	(2,045,941)	(308,525)
Net increase (decrease) in time deposits	1,798,030	(181,435)
Proceeds from FHLB advances	10,050,000	75,000
Repayments of FHLB advances	(9,475,000)	(50,000)
Proceeds from other borrowings	100,000	111,000
Repayments of other borrowings	(62,500)	(60,000)
Repurchase of common stock	(1,639)	(118,111)
Dividends paid	(31,332)	(32,194)
Net cash provided by (used in) financing activities	331,618	(564,265)
Net change in cash and cash equivalents	248,560	(1,832,313)
Cash and cash equivalents at beginning of period	654,322	2,608,444
Cash and cash equivalents at end of period	$902,882	$776,131
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
Goodwill assessment: The Company's policy is to test goodwill for impairment annually on December 31 or on an interim basis if an event triggering impairment may have occurred. During the six months ended June 30, 2023, the economic uncertainty and market volatility resulting from the rising interest rate environment and the recent banking crisis resulted in a decrease in the Company's stock price and market capitalization. Management believed such decrease was a triggering indicator requiring an interim goodwill impairment quantitative analysis. Based on an analysis performed, the Company's estimated fair value to a market participant as of June 30, 2023, exceeded its carrying amount resulting in no impairment charge for the period. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes.

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
Earnings (loss) per share: Basic earnings (loss) per common share is calculated as net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the period. The unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities for this calculation. Diluted earnings (loss) per common share includes the dilutive effect of additional potential common shares issuable under participating nonvested restricted stock awards as well as performance stock units (PSUs). The participating nonvested restricted stock awards were not included in dilutive shares as they were anti-dilutive for the three and six months ended June 30, 2023 and 2022. Proceeds from the assumed exercise of dilutive participating nonvested restricted stock awards and PSUs are assumed to be used to repurchase common stock at the average market price.
The following table presents a reconciliation of net income (loss) available to common shareholders and the number of shares used in the calculation of basic and diluted earnings (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic earnings (loss) per share:
Net income (loss)	$33,077	$52,360	$(4,433)	$103,100
Less:
Undistributed earnings (loss) allocated to participating securities	35	297	(94)	566
Dividends paid on participating securities	31	129	82	256
Net income (loss) available to common shareholders	$33,011	$51,934	$(4,421)	$102,278
Weighted average basic shares outstanding	41,197,433	41,397,584	41,143,461	41,913,218
Basic earnings (loss) per share	$0.80	$1.25	$(0.11)	$2.44
Diluted earnings (loss) per share:
Net income (loss) available to common shareholders	$33,011	$51,934	$(4,421)	$102,278
Total weighted average basic shares outstanding	41,197,433	41,397,584	41,143,461	41,913,218
Add dilutive performance stock units	84,963	75,909	88,795	75,378
Total weighted average diluted shares outstanding	41,282,396	41,473,493	41,232,256	41,988,596
Diluted earnings (loss) per share	$0.80	$1.25	$(0.11)	$2.44
Anti-dilutive participating securities	35,671	123,849	45,905	135,953

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

	Six Months Ended June 30,
	2023	2022
Cash transactions:
Interest expense paid	$159,459	$22,358
Income taxes paid	$7,251	$15,038
Noncash transactions:
Deferred dividend equivalents	$121	$95
Transfer of loans to other real estate owned	$—	$12,900
Transfer of securities available for sale to held to maturity	$—	$117,583
Right-of-use assets obtained in exchange for lease liabilities	$6,612	$4,012
Loans purchased, not yet settled	$27,973	$30,298
Transfer of bank premises to other real estate	$805	$—

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Note 3. Securities
Securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at June 30, 2023 and December 31, 2022 are as follows:

	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
June 30, 2023
U.S. treasuries	$248,939	$—	$(19,250)	$229,689
Government agency securities	468,873	—	(83,901)	384,972
Obligations of state and municipal subdivisions	254,193	66	(12,362)	241,897
Corporate bonds	43,000	—	(7,585)	35,415
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	881,057	4	(135,852)	745,209
Other securities	500	—	—	500
	$1,896,562	$70	$(258,950)	$1,637,682

December 31, 2022
U.S. treasuries	$259,675	$—	$(20,265)	$239,410
Government agency securities	468,994	—	(84,479)	384,515
Obligations of state and municipal subdivisions	264,419	106	(13,294)	251,231
Corporate bonds	43,000	—	(5,795)	37,205
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	913,388	9	(134,924)	778,473
Other securities	950	—	—	950
	$1,950,426	$115	$(258,757)	$1,691,784

Securities Held to Maturity
June 30, 2023
Obligations of state and municipal subdivisions	$206,146	$37	$(39,932)	$166,251

December 31, 2022
Obligations of state and municipal subdivisions	$207,059	$—	$(44,820)	$162,239
____________
(1)    Excludes accrued interest receivable of $7,446 and $7,702 on available for sale and $2,364 and $2,697 on held to maturity securities at June 30, 2023 and December 31, 2022, respectively, that is recorded in other assets on the accompanying consolidated balance sheets.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The amortized cost and estimated fair value of securities at June 30, 2023, by contractual maturity, are shown below. Maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2023
	Available for Sale		Held to Maturity
	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Due in one year or less	$81,475	$80,021	$—	$—
Due from one year to five years	311,807	288,815	—	—
Due from five to ten years	446,277	375,993	—	—
Thereafter	175,946	147,644	206,146	166,251
	1,015,505	892,473	206,146	166,251
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	881,057	745,209	—	—
	$1,896,562	$1,637,682	$206,146	$166,251
____________
(1)    Excludes accrued interest receivable of $7,446 on available for sale and $2,364 on held to maturity securities at June 30, 2023, that is recorded in other assets on the accompanying consolidated balance sheets.
Securities with a fair value of approximately $893,908 and $1,168,006 at June 30, 2023 and December 31, 2022, respectively, were pledged primarily to secure deposits.
There were no sales of securities during the three and six months ended June 30, 2023 and 2022.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The number of securities, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2023 and December 31, 2022, are summarized as follows:

	Less Than 12 Months			Greater Than 12 Months			Total
Description of Securities	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Securities Available for Sale
June 30, 2023
U.S. treasuries	—	$—	$—	35	$229,689	$(19,250)	$229,689	$(19,250)
Government agency securities	—	—	—	75	384,972	(83,901)	384,972	(83,901)
Obligations of state and municipal subdivisions	144	96,861	(1,042)	193	121,687	(11,320)	218,548	(12,362)
Corporate bonds	1	1,898	(602)	10	30,517	(6,983)	32,415	(7,585)
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	7	9,191	(414)	347	735,550	(135,438)	744,741	(135,852)
	152	$107,950	$(2,058)	660	$1,502,415	$(256,892)	$1,610,365	$(258,950)
December 31, 2022
U.S. treasuries	13	$106,849	$(3,923)	23	$132,561	$(16,342)	$239,410	$(20,265)
Government agency securities	13	63,451	(7,533)	62	321,064	(76,946)	384,515	(84,479)
Obligations of state and municipal subdivisions	339	209,395	(9,068)	9	17,034	(4,226)	226,429	(13,294)
Corporate bonds	8	23,584	(4,416)	3	10,621	(1,379)	34,205	(5,795)
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	226	266,756	(25,377)	129	511,207	(109,547)	777,963	(134,924)
	599	$670,035	$(50,317)	226	$992,487	$(208,440)	$1,662,522	$(258,757)

Securities Held to Maturity
June 30, 2023
Obligations of state and municipal subdivisions	2	$6,811	$(128)	40	$152,344	$(39,804)	$159,155	$(39,932)

December 31, 2022
Obligations of state and municipal subdivisions	22	$98,475	$(21,210)	21	$63,764	$(23,610)	$162,239	$(44,820)
The Company's securities classified as available for sale and held to maturity are evaluated for expected credit losses by applying the appropriate expected credit losses methodology in accordance with ASC Topic 326, "Financial Instruments - Credit Losses." At June 30, 2023, management's review of all securities at an unrealized loss position determined that the losses resulted from factors not related to credit quality. This conclusion is based on management's analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors for each security type in our portfolio.
The unrealized losses on available for sale securities are generally due to increases in market interest rates. Furthermore, the Company has the intent to hold the available for sale securities until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their cost basis. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. As such, there is no allowance for credit losses on available for sale securities recognized as of June 30, 2023.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The Company's held to maturity securities include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities. With regard to securities issued by state and municipal subdivisions, management considers issuer bond ratings, historical loss rates for given bond ratings, whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, internal forecasts and whether or not such securities are guaranteed. A significant portion of the Company's held to maturity securities are guaranteed or insured. Furthermore, as of June 30, 2023, there were no past due principal or interest payments associated with these securities. As such, no allowance for credit losses has been recorded on held to maturity securities as of June 30, 2023.

Note 4. Loans, Net and Allowance for Credit Losses on Loans
Loans, net, at June 30, 2023 and December 31, 2022, consisted of the following:

	June 30,	December 31,
	2023	2022
Commercial	$2,216,957	$2,240,959
Mortgage warehouse purchase loans	491,090	312,099
Real estate:
Commercial	7,990,123	7,817,447
Commercial construction, land and land development	1,122,400	1,231,071
Residential	1,615,903	1,592,859
Single-family interim construction	483,274	508,839
Agricultural	118,054	124,422
Consumer	81,314	81,667
Total loans (1)	14,119,115	13,909,363
Allowance for credit losses	(147,804)	(148,787)
Total loans, net (1)	$13,971,311	$13,760,576
____________
(1)    Excludes accrued interest receivable of $47,114 and $48,815 at June 30, 2023 and December 31, 2022, respectively, that is recorded in other assets on the accompanying consolidated balance sheets.
Loans with carrying amounts of $7,504,737 and $7,246,087 at June 30, 2023 and December 31, 2022, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity and Federal Reserve Bank discount window borrowing capacity.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The commercial loan portfolio includes loans made to customers in the energy industry, which is a complex, technical and cyclical industry. Experienced bankers with specialized energy lending experience originate our energy loans. Companies in this industry produce, extract, develop, exploit and explore for oil and natural gas. Loans are primarily collateralized with proven producing oil and gas reserves based on a technical evaluation of these reserves. At June 30, 2023 and December 31, 2022, there were approximately $593,289 and $574,698, of energy related loans outstanding, respectively.
Under the CARES Act Paycheck Protection Program (PPP) administered by the Small Business Administration (SBA), the Company originated loans to its customers through the program. PPP loans have terms of two to five years and earn interest at 1%. In return for processing and funding the loans, the SBA paid the lenders a processing fee tiered by the size of the loan. At June 30, 2023 and December 31, 2022, there were approximately $3,277 and $4,958 in PPP loans outstanding included in the commercial loan portfolio, respectively. In addition, the Company has recorded net deferred fees associated with PPP loans of $69 and $101 as of June 30, 2023 and December 31, 2022, respectively. Based on published program guidelines, these loans funded through the PPP are fully guaranteed by the U.S. government. Management believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program with any remaining balances, after the forgiveness of any amounts, still fully guaranteed by the SBA.
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
Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. Management monitors the diversification of the portfolio on a quarterly basis by type and geographic location. Management also tracks the level of owner occupied property versus non-owner occupied property. At June 30, 2023, the portfolio consisted of approximately 22% of owner occupied property.
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
Most of the Company’s lending activity occurs within the state of Texas, primarily in the north, central and southeast Texas regions and the state of Colorado, specifically along the Front Range area. As of June 30, 2023, loans in the Colorado region represented about 24% of the total portfolio. A large percentage of the Company’s portfolio consists of commercial and residential real estate loans. As of June 30, 2023 and December 31, 2022, there were no concentrations of loans related to a single industry in excess of 10% of total loans.
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
The Company's allowance balance is estimated using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, credit quality, or term as well as for changes in environmental conditions, such as changes in unemployment rates, gross domestic product, property values, various price indices, and/or other relevant factors. The Company utilizes Moody’s Analytics economic forecast scenarios and assigns probability weighting to those scenarios which best reflect management’s views on the economic forecast.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The allowance for credit losses is measured on a collective basis for portfolios of loans when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. For determining the appropriate allowance for credit losses on a collective basis, the loan portfolio is segmented into pools based upon similar risk characteristics and a lifetime loss-rate model is utilized. For modeling purposes, loan pools include: commercial and industrial, commercial real estate - construction/land development, commercial real estate - owner occupied, commercial real estate - non-owner occupied, agricultural, residential real estate, HELOCs, single-family interim construction, and consumer. Management periodically reassesses each pool to ensure the loans within the pool continue to share similar characteristics and risk profiles and to determine whether further segmentation is necessary. The measurement of expected credit losses is impacted by loan/borrower attributes and certain macroeconomic variables. Management has determined that they are reasonably able to forecast the macroeconomic variables used in the modeling processes with an acceptable degree of confidence for a total of two years then encompassing a reversion process whereby the forecasted macroeconomic variables are reverted to their historical mean utilizing a rational, systematic basis. Management qualitatively adjusts model results for risk factors that are not considered within the modeling processes but are nonetheless relevant in assessing the expected credit losses within the loan pools. These qualitative factor (Q-Factor) adjustments may increase or decrease management's estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk.
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
Following unprecedented declines caused by the pandemic and volatile energy prices, the Texas economy, specifically in the Company’s lending areas of north, central and southeast Texas, continued to expand modestly through the second quarter of 2023, while the Colorado economy had little change. Revenue in the service and retail sectors grew this quarter while manufacturing output was flat. Energy reports were mixed with oilfield activity steady, but declines seen on the natural gas side. Credit conditions tightened further and loan demand continued to decline. Agricultural conditions and housing market activity improved. Outlooks continued to worsen as uncertainty remains on the rise with concerns over waning demand, rising interest rates and the overall health of the economy. The implications for the U.S. economy are highly uncertain, and the war in Ukraine and related events have created additional upward pressure on inflation and are weighing on economic activity. Inflation remains elevated, reflecting supply and demand imbalances, higher food and energy prices and broader price pressures. The risk of loss associated with all segments of the portfolio could increase due to these factors.

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
During the second quarter 2023, the Company updated and performed a recalibration of its credit loss models to enhance model performance reliability. The overall impact of the model changes as described below mainly resulted in reclassifications of provision expense between the loan pools. While the fundamental modeling methodologies remain unchanged, the updates included (1) consolidation of the energy loans into the commercial and industrial risk pool as a result of similarities in risk characteristics observed in recent history, (2) correlation of the loss rate model to new peer group loss history data which resulted in changes to certain loan pool macroeconomic variables further diversifying the variables used in the model, (3) changes to the qualitative factor model to address the volatility of past dues and risk grades by incorporating a four quarter rolling average to the assessed risk level, and (4) adjustment to the unfunded commitments utilization model to bifurcate the single-family residential and commercial construction portfolio loan pools into various sub pools to better correlate their utilization rates.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The following is a summary of the activity in the allowance for credit losses on loans by class for the three and six months ended June 30, 2023 and 2022:

	Commercial	Commercial Real Estate	Commercial Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Total
Three months ended June 30, 2023
Balance at beginning of period	$53,122	$59,109	$17,331	$4,780	$11,812	$231	$465	$146,850
Provision for credit losses	(19,345)	(5,030)	16,040	1,267	6,521	599	16	68
Charge-offs	(20)	—	—	—	—	—	(9)	(29)
Recoveries	824	—	91	—	—	—	—	915
Balance at end of period	$34,581	$54,079	$33,462	$6,047	$18,333	$830	$472	$147,804

Six months ended June 30, 2023
Balance at beginning of period	$54,037	$61,078	$17,696	$3,450	$11,817	$207	$502	$148,787
Provision for credit losses	(20,240)	(6,999)	16,871	2,597	6,516	623	(21)	(653)
Charge-offs	(68)	—	(1,196)	—	—	—	(9)	(1,273)
Recoveries	852	—	91	—	—	—	—	943
Balance at end of period	$34,581	$54,079	$33,462	$6,047	$18,333	$830	$472	$147,804

Three months ended June 30, 2022
Balance at beginning of period	$50,485	$59,699	$25,104	$2,770	$7,749	$132	$374	$146,313
Provision for credit losses	2,737	(2,881)	(918)	344	1,476	(27)	17	748
Charge-offs	(12)	(2,972)	—	—	—	—	—	(2,984)
Recoveries	93	—	—	—	—	—	—	93
Balance at end of period	$53,303	$53,846	$24,186	$3,114	$9,225	$105	$391	$144,170

Six months ended June 30, 2022
Balance at beginning of period	$49,747	$65,110	$23,861	$2,192	$7,222	$106	$468	$148,706
Provision for credit losses	3,652	(8,292)	325	928	2,003	(1)	(67)	(1,452)
Charge-offs	(453)	(2,972)	—	(6)	—	—	(10)	(3,441)
Recoveries	357	—	—	—	—	—	—	357
Balance at end of period	$53,303	$53,846	$24,186	$3,114	$9,225	$105	$391	$144,170
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific credit loss allocations, by loan class as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
Commercial	$21,554	$9,369	$21,981	$8,378
Commercial real estate	12,303	1,209	12,303	1,209
Commercial construction, land and land development	—	—	—	—
Residential real estate	—	—	—	—
Single-family interim construction	189	60	189	43
Agricultural	—	—	—	—
Consumer	—	—	—	—
	$34,046	$10,638	$34,473	$9,630
Nonperforming loans by loan class at June 30, 2023 and December 31, 2022 are summarized as follows:

	Commercial	Commercial Real Estate	Commercial Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Total
June 30, 2023
Nonaccrual loans (1)	$21,564	$13,290	$12	$1,262	$189	$—	$6	$36,323
Loans past due 90 days and still accruing	9	—	2	1,580	—	—	—	1,591
Total nonperforming loans (2)	$21,573	$13,290	$14	$2,842	$189	$—	$6	$37,914
December 31, 2022
Nonaccrual loans (1)	$22,565	$13,393	$15	$1,582	$189	$—	$8	$37,752
Loans past due 90 days and still accruing	5	—	—	838	—	—	—	843
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	—	1,435	—	59	—	—	—	1,494
Total nonperforming loans	$22,570	$14,828	$15	$2,479	$189	$—	$8	$40,089
____________
(1)    There are $2,045 and $125 in loans on nonaccrual without an allowance for credit loss as of June 30, 2023 and December 31, 2022, respectively. Additionally, no interest income was recognized on nonaccrual loans. No significant amounts of accrued interest was reversed during the three and six months ended June 30, 2023 and 2022.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Occasionally, the Company modifies loans to borrowers in financial distress by providing certain concessions, such as principal forgiveness, term extension, an other-than-insignificant payment delay, an interest rate reduction, or a combination of such concessions. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. During the three and six months ended June 30, 2023, the Company did not provide any modifications under these circumstances to borrowers experiencing financial difficulty.
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents information regarding the aging of past due loans by loan class as of June 30, 2023 and as of December 31, 2022:

	Loans 30-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Loans
June 30, 2023
Commercial	$1,351	$4,651	$6,002	$2,210,955	$2,216,957
Mortgage warehouse purchase loans	—	—	—	491,090	491,090
Commercial real estate	46	12,303	12,349	7,977,774	7,990,123
Commercial construction, land and land development	419	2	421	1,121,979	1,122,400
Residential real estate	2,380	1,782	4,162	1,611,741	1,615,903
Single-family interim construction	—	189	189	483,085	483,274
Agricultural	—	—	—	118,054	118,054
Consumer	116	4	120	81,194	81,314
	$4,312	$18,931	$23,243	$14,095,872	$14,119,115
December 31, 2022
Commercial	$1,005	$5,629	$6,634	$2,234,325	$2,240,959
Mortgage warehouse purchase loans	—	—	—	312,099	312,099
Commercial real estate	13,093	449	13,542	7,803,905	7,817,447
Commercial construction, land and land development	2,820	—	2,820	1,228,251	1,231,071
Residential real estate	4,702	1,346	6,048	1,586,811	1,592,859
Single-family interim construction	—	189	189	508,650	508,839
Agricultural	—	—	—	124,422	124,422
Consumer	214	8	222	81,445	81,667
	$21,834	$7,621	$29,455	$13,879,908	$13,909,363

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
Management considers the guidance in ASC 310-20 when determining whether a modification, extension or renewal of a loan constitutes a current period origination. Generally, current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. The following summarizes the amortized cost basis of loans by year of origination/renewal and credit quality indicator by class of loan as of June 30, 2023 and December 31, 2022:

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination or Renewal						Revolving Loans
June 30, 2023	2023	2022	2021	2020	2019	Prior			Total
Commercial
Pass	$100,373	$282,844	$312,515	$105,941	$100,025	$186,724	$1,011,718	$121	$2,100,261
Pass/Watch	182	672	7,862	138	95	14,271	10,841	—	34,061
Special Mention	225	19	12,796	93	2,102	224	10,112	1,171	26,742
Substandard	7,766	8,081	25,283	339	2,632	757	6,801	3,741	55,400
Doubtful	—	—	493	—	—	—	—	—	493
Loss	—	—	—	—	—	—	—	—	—
Total commercial	$108,546	$291,616	$358,949	$106,511	$104,854	$201,976	$1,039,472	$5,033	$2,216,957

Current period gross write-offs	$—	$—	$39	$5	$4	$20	$—	$—	$68

Mortgage warehouse purchase loans
Pass	$491,090	$—	$—	$—	$—	$—	$—	$—	$491,090
Pass/Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total mortgage warehouse purchase loans	$491,090	$—	$—	$—	$—	$—	$—	$—	$491,090

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination or Renewal						Revolving Loans
June 30, 2023	2023	2022	2021	2020	2019	Prior			Total
Commercial real estate
Pass	$424,710	$2,612,139	$1,984,513	$947,487	$572,027	$945,962	$66,499	$1,511	$7,554,848
Pass/Watch	13,270	79,643	38,916	54,508	20,977	57,068	93	—	264,475
Special Mention	9,249	789	31,731	—	10,765	14,357	—	357	67,248
Substandard	—	19,331	58,116	402	3,122	22,581	—	—	103,552
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$447,229	$2,711,902	$2,113,276	$1,002,397	$606,891	$1,039,968	$66,592	$1,868	$7,990,123

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial construction, land and land development
Pass	$176,103	$506,827	$318,876	$71,270	$7,442	$19,654	$9,962	$76	$1,110,210
Pass/Watch	1,120	3,360	36	7,096	—	65	1	—	11,678
Special Mention	—	—	—	473	—	—	—	—	473
Substandard	—	27	—	—	—	12	—	—	39
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction, land and land development	$177,223	$510,214	$318,912	$78,839	$7,442	$19,731	$9,963	$76	$1,122,400

Current period gross write-offs	$—	$—	$1,196	$—	$—	$—	$—	$—	$1,196

Residential real estate
Pass	$84,103	$512,460	$370,627	$228,728	$145,401	$199,169	$59,917	$201	$1,600,606
Pass/Watch	—	367	866	2,800	1,524	1,965	85	—	7,607
Special Mention	—	—	—	—	1,077	1,380	125	—	2,582
Substandard	18	1,141	—	515	218	3,132	84	—	5,108
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total residential real estate	$84,121	$513,968	$371,493	$232,043	$148,220	$205,646	$60,211	$201	$1,615,903

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Single-family interim construction
Pass	$152,093	$256,582	$41,955	$—	$—	$—	$28,805	$—	$479,435
Pass/Watch	2,900	749	—	—	—	—	1	—	3,650
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	189	—	—	—	—	—	189
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total single-family interim construction	$154,993	$257,331	$42,144	$—	$—	$—	$28,806	$—	$483,274

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination or Renewal						Revolving Loans
June 30, 2023	2023	2022	2021	2020	2019	Prior			Total
Agricultural
Pass	$8,350	$48,779	$23,187	$11,900	$3,578	$12,023	$7,848	$—	$115,665
Pass/Watch	—	2,370	—	—	—	—	—	—	2,370
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	19	—	—	19
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total agricultural	$8,350	$51,149	$23,187	$11,900	$3,578	$12,042	$7,848	$—	$118,054

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass	$4,855	$5,239	$3,729	$8,580	$1,373	$203	$57,222	$107	$81,308
Pass/Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	2	—	—	4	—	—	6
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total consumer	$4,855	$5,239	$3,731	$8,580	$1,373	$207	$57,222	$107	$81,314

Current period gross write-offs	$—	$9	$—	$—	$—	$—	$—	$—	$9

Total loans
Pass	$1,441,677	$4,224,870	$3,055,402	$1,373,906	$829,846	$1,363,735	$1,241,971	$2,016	$13,533,423
Pass/Watch	17,472	87,161	47,680	64,542	22,596	73,369	11,021	—	323,841
Special Mention	9,474	808	44,527	566	13,944	15,961	10,237	1,528	97,045
Substandard	7,784	28,580	83,590	1,256	5,972	26,505	6,885	3,741	164,313
Doubtful	—	—	493	—	—	—	—	—	493
Loss	—	—	—	—	—	—	—	—	—
Total loans	$1,476,407	$4,341,419	$3,231,692	$1,440,270	$872,358	$1,479,570	$1,270,114	$7,285	$14,119,115

Current period gross write-offs	$—	$9	$1,235	$5	$4	$20	$—	$—	$1,273

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination or Renewal						Revolving Loans
December 31, 2022	2022	2021	2020	2019	2018	Prior			Total
Commercial
Pass	$297,800	$347,801	$126,390	$112,887	$51,623	$153,435	$1,031,483	$1,173	$2,122,592
Pass/Watch	8	14,790	155	188	1,812	7,934	8,216	5,907	39,010
Special Mention	234	4,821	101	1,485	—	144	8,646	20	15,451
Substandard	394	35,950	398	9,191	55	7,037	10,840	41	63,906
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial	$298,436	$403,362	$127,044	$123,751	$53,490	$168,550	$1,059,185	$7,141	$2,240,959

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

Note 5. Federal Home Loan Bank Advances
At June 30, 2023, the Company has advances from the FHLB of Dallas under note payable arrangements with maturities ranging from July 2023 to September 2032. Interest payments on these notes are made monthly. The weighted average interest rate of all notes was 5.15% and 2.42% at June 30, 2023 and December 31, 2022, respectively. The balances outstanding on these advances were $875,000 and $300,000 at June 30, 2023 and December 31, 2022, respectively.
Contractual maturities of FHLB advances at June 30, 2023 were as follows:

First year	$800,000
Second year	—
Third year	—
Fourth year	—
Fifth year	—
Thereafter	75,000
$875,000

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The advances are secured by $63,564 of FHLB stock owned by the Company and a blanket lien on certain loans along with specific listed loans for an aggregate available carrying value of $6,163,892 at June 30, 2023. The Company had remaining credit available under the FHLB advance program of $3,804,071 at June 30, 2023.
At June 30, 2023, the Company had $1,474,515 in undisbursed advance commitments (letters of credit) with the FHLB. As of June 30, 2023, these commitments mature on various dates from July 2023 through February 2025. The FHLB letters of credit were obtained in lieu of pledging securities to secure public fund deposits that are over the FDIC insurance limit. At June 30, 2023, there were no disbursements against the advance commitments.

Note 6. Other Borrowings
Other borrowings totaled $305,262 and $267,066 at June 30, 2023 and December 31, 2022, respectively.
On March 31, 2023, the Company redeemed $30,000 of its outstanding 5.00% fixed-to-floating rate subordinated debentures due December 31, 2027.
There were $67,500 borrowings outstanding as of June 30, 2023 and no borrowings outstanding as of December 31, 2022 against the Company's revolving line of credit.

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
At June 30, 2023 and December 31, 2022, the approximate amounts of these financial instruments were as follows:

	June 30,	December 31,
	2023	2022
Commitments to extend credit	$3,028,389	$3,291,409
Standby letters of credit	29,848	24,135
	$3,058,237	$3,315,544
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
The allowance for credit losses on off-balance sheet commitments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$4,755	$5,479	$3,944	$4,722
Provision for off-balance sheet credit exposure	152	(748)	963	9
Balance at end of period	$4,907	$4,731	$4,907	$4,731
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

Note 8. Income Taxes
Income tax expense (benefit) for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income tax expense (benefit) for the period	$8,700	$13,591	$(2,584)	$25,870
Effective tax rate	20.8%	20.6%	36.8%	20.1%

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The effective tax rates for 2023 and 2022 differ from the statutory federal tax rate of 21% largely due to tax exempt interest income earned on certain investment securities and loans, the nontaxable earnings on bank owned life insurance, nondeductible compensation, and state income tax. In addition, the effective rate for the six months ended June 30, 2023 is higher due to the Company being in a net loss position related to the litigation settlement.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Assets and Liabilities Measured on a Recurring Basis
The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of June 30, 2023 and December 31, 2022 by level within the ASC Topic 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2023
Assets:
Investment securities available for sale:
U.S. treasuries	$229,689	$—	$229,689	$—
Government agency securities	384,972	—	384,972	—
Obligations of state and municipal subdivisions	241,897	—	241,897	—
Corporate bonds	35,415	—	35,415	—
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	745,209	—	745,209	—
Other securities	500	—	500	—
Loans held for sale, fair value option elected (1)	12,212	—	12,212	—
Derivative financial instruments:
Interest rate lock commitments	348	—	348	—
Forward mortgage-backed securities trades	93	—	93	—
Loan customer counterparty	75	—	75	—
Financial institution counterparty	13,188	—	13,188	—
Liabilities:
Derivative financial instruments:
Interest rate swaps - cash flow hedge	10,981	—	10,981	—
Forward mortgage-backed securities trades	2	—	2	—
Loan customer counterparty	13,060	—	13,060	—
Financial institution counterparty	100	—	100	—

December 31, 2022
Assets:
Investment securities available for sale:
U.S. treasuries	$239,410	$—	$239,410	$—
Government agency securities	384,515	—	384,515	—
Obligations of state and municipal subdivisions	251,231	—	251,231	—
Corporate bonds	37,205	—	37,205	—
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	778,473	—	778,473	—
Other securities	950	—	950	—
Loans held for sale, fair value option elected (1)	10,612	—	10,612	—
Derivative financial instruments:
Interest rate lock commitments	294	—	294	—
Forward mortgage-backed securities trades	98	—	98	—
Financial institution counterparty	13,968	—	13,968	—
Liabilities:
Derivative financial instruments:
Interest rate swaps - cash flow hedge	11,283	—	11,283	—
Interest rate lock commitments	6	—	6	—
Forward mortgage-backed securities trades	11	—	11	—
Loan customer counterparty	13,788	—	13,788	—
__________
(1)    At June 30, 2023 and December 31, 2022, loans held for sale for which the fair value option was elected had an aggregate outstanding principal balance of $11,850 and $10,330, respectively. There were no mortgage loans held for sale under the fair value option that were 90 days or greater past due or on nonaccrual at June 30, 2023.

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Assets and Liabilities Measured on a Nonrecurring Basis
In accordance with ASC Topic 820, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at June 30, 2023 and December 31, 2022, for which a nonrecurring change in fair value has been recorded:

		Fair Value Measurements at Reporting Date Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Period Ended Total (Gains) Losses
June 30, 2023
Assets:
Individually evaluated loans	$86	$—	$—	$86	$18
Other real estate owned	22,505	—	—	22,505	2,200

December 31, 2022
Assets:
Individually evaluated loans	$8,527	$—	$—	$8,527	$3,505
Other real estate owned	23,900	—	—	23,900	3,548
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
In addition, mortgage loans held for sale not recorded under the fair value option are required to be measured at the lower of cost or fair value. The fair value of these loans is based upon binding quotes or bids from third party investors. As of June 30, 2023 and December 31, 2022, all mortgage loans held for sale not recorded under the fair value option were recorded at cost.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Fair Value of Financial Instruments not Recorded at Fair Value
The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instruments that are reported at amortized cost on the Company's consolidated balance sheets were as follows at June 30, 2023 and December 31, 2022:

			Fair Value Measurements at Reporting Date Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2023
Financial assets:
Cash and cash equivalents	$902,882	$902,882	$902,882	$—	$—
Certificates of deposit held in other banks	248	241	—	241	—
Investment securities held to maturity	206,146	166,251	—	166,251	—
Loans held for sale, at cost	6,412	6,577	—	6,577	—
Loans, net	13,971,311	13,755,821	—	—	13,755,821
FHLB of Dallas stock and other restricted stock	67,520	67,520	—	67,520	—
Accrued interest receivable	57,076	57,076	—	57,076	—
Financial liabilities:
Deposits	14,873,506	14,833,748	—	14,833,748	—
Accrued interest payable	25,086	25,086	—	25,086	—
FHLB advances	875,000	859,743	—	859,743	—
Other borrowings	305,262	285,900	—	285,900	—
Junior subordinated debentures	54,518	60,948	—	60,948	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2022
Financial assets:
Cash and cash equivalents	$654,322	$654,322	$654,322	$—	$—
Certificates of deposit held in other banks	496	486	—	486	—
Investment securities held to maturity	207,059	162,239	—	162,239	—
Loans held for sale, at cost	698	710	—	710	—
Loans, net	13,760,576	13,450,582	—	—	13,450,582
FHLB of Dallas stock and other restricted stock	23,436	23,436	—	23,436	—
Accrued interest receivable	59,214	59,214	—	59,214	—
Financial liabilities:
Deposits	15,121,417	15,063,025	—	15,063,025	—
Accrued interest payable	9,604	9,604	—	9,604	—
FHLB advances	300,000	246,519	—	246,519	—
Other borrowings	267,066	258,800	—	258,800	—
Junior subordinated debentures	54,419	53,969	—	53,969	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

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
The Company's objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company has two interest rate swap derivatives with an aggregated notional amount of $100,000 that were designated as cash flow hedges. The derivatives are intended to hedge the variable cash flows associated with certain existing variable-interest rate loans and were determined to be effective during the three and six months ended June 30, 2023.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest income in the same period that the hedged transaction affects earnings. Amounts of losses recognized in accumulated other comprehensive income related to derivatives was $2,028 and $1,285, net of tax, and the amounts of losses that were reclassified to interest income as interest payments were made on the Company’s variable-rate loans was $810 and $1,516, net of tax, during and for the three and six months ended June 30, 2023, respectively. Amounts of losses recognized in accumulated other comprehensive income related to derivatives was $1,623 and $5,546, net of tax, and the amounts of gains that were reclassified to interest income as interest payments were received on the Company’s variable-rate loans was $32 and $192, net of tax, during and for the three and six months ended June 30, 2022, respectively. During the next twelve months, the Company estimates that $2,042 will be reclassified as a decrease to interest income.
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
The following table provides the outstanding notional balances and fair values of outstanding derivative positions at June 30, 2023 and December 31, 2022:

	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
June 30, 2023
Derivatives designated as hedging instruments:
Interest rate swaps - cash flow hedge	$100,000	$—	$10,981
Derivatives not designated as hedging instruments:
Interest rate lock commitments	19,548	348	—
Forward mortgage-backed securities trades	20,000	93	2
Commercial loan interest rate swaps:
Loan customer counterparty	204,750	75	13,060
Financial institution counterparty	204,750	13,188	100

December 31, 2022
Derivatives designated as hedging instruments:
Interest rate swaps - cash flow hedge	$100,000	$—	$11,283
Derivatives not designated as hedging instruments:
Interest rate lock commitments	15,476	294	6
Forward mortgage-backed securities trades	18,500	98	11
Commercial loan interest rate swaps:
Loan customer counterparty	183,183	—	13,788
Financial institution counterparty	183,183	13,968	—
The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding were as follows:

	Weighted Average Interest Rate
	June 30, 2023		December 31, 2022
	Received	Paid	Received	Paid
Loan customer counterparty	4.52%	7.60%	4.12%	6.72%

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The credit exposure related to interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $13,263 and $13,968 at June 30, 2023 and December 31, 2022, respectively. In some cases, collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. At June 30, 2023 and December 31, 2022, cash of $11,177 and $10,394, respectively, and securities of $469 and $509, respectively, were pledged as collateral for these derivatives, respectively, and counterparties had deposited $3,260 of cash with the Company as of June 30, 2023.
The Company has entered into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which the Company is either a participant or a lead bank. Risk participation agreements entered into as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. The Company is party to no risk participation agreements as a participant bank at June 30, 2023. Risk participation agreements entered into as the lead bank provide credit protection to the Company should the borrower fail to perform on its interest rate derivative contract. The Company is party to one risk participation agreement as the lead bank having a notional amount of $8,945 at June 30, 2023.
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
A summary of derivative activity and the related impact on the consolidated statements of income for the three and six months ended June 30, 2023 and 2022 is as follows:

	Income Statement Location	Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Derivatives designated as hedging instruments
Interest rate swaps - cash flow hedges	Interest and fees on loans	$(1,030)	$36	$(1,929)	$233
Derivatives not designated as hedging instruments
Interest rate lock commitments	Mortgage banking revenue	(122)	(32)	60	(413)
Forward mortgage-backed securities trades	Mortgage banking revenue	208	(459)	4	(12)

Note 11. Stock Awards
The Company grants common stock awards to certain employees of the Company. In May 2022, the shareholders of the Company approved the 2022 Equity Incentive Plan (2022 Plan). Under this plan, the Compensation Committee may grant awards to certain employees of the Company in the form of restricted stock, restricted stock units, stock appreciation rights, qualified and nonqualified stock options, performance share awards and other equity-based awards. Effective with the adoption of the 2022 Plan, no further awards will be granted under the prior 2013 Equity Incentive Plan (2013 Plan). Awards outstanding under the 2013 Plan will remain in effect under the prior plan according to their respective terms and any terminated 2013 Plan awards will be available for awards under the 2022 Plan in accordance with the 2022 Plan's provisions. The 2022 Plan has 1,500,000 reserved shares of common stock to be awarded by the Company’s Compensation Committee. As of June 30, 2023, there were 1,370,295 shares remaining available for grant for future awards.

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
Restricted Stock Awards
The following table summarizes the activity in nonvested restricted stock awards for the six months ended June 30, 2023 and 2022:

Restricted Stock Awards	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2022	309,015	$60.12
Granted during the period	119,767	60.21
Vested during the period	(94,734)	64.69
Forfeited during the period	(3,721)	63.37
Nonvested shares, June 30, 2023	330,327	$58.81

Nonvested shares, December 31, 2021	363,551	$53.14
Granted during the period	84,284	73.80
Vested during the period	(106,199)	59.80
Forfeited during the period	(4,546)	53.61
Nonvested shares, June 30, 2022	337,090	$56.20
Compensation expense related to these awards is recorded based on the fair value of the award at the date of grant and totaled $2,105 and $4,064 for the three and six months ended June 30, 2023, respectively, and $2,542 and $4,568 for the three and six months ended June 30, 2022, respectively. Compensation expense is recorded in salaries and employee benefits in the accompanying consolidated statements of income. At June 30, 2023, future compensation expense is estimated to be $14,570 and will be recognized over a remaining weighted average period of 2.28 years.
The fair value of common stock awards that vested during the six months ended June 30, 2023 and 2022 was $5,689 and $7,985, respectively. The Company has recorded $11 and $96 in excess tax expense on vested restricted stock to income tax expense for the three and six months ended June 30, 2023, respectively, and $2 and $(352) in excess tax expense (benefit) for the three and six months ended June 30, 2022, respectively.
There were no modifications of stock agreements during the six months ended June 30, 2023 and 2022 that resulted in significant additional incremental compensation costs.
At June 30, 2023, the future vesting schedule of the nonvested restricted stock awards is as follows:

First year	144,012
Second year	115,973
Third year	57,802
Fourth year	12,540
Total nonvested shares	330,327

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
The following table summarizes the activity in nonvested performance stock units at target award level for the six months ended June 30, 2023 and 2022:

Performance-Based Restricted Stock Units	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2022	140,240	$49.20
Granted during the period	37,938	60.21
Nonvested shares, June 30, 2023	178,178	$51.55

Nonvested shares, December 31, 2021	114,498	$43.93
Granted during the period	20,742	73.94
Nonvested shares, June 30, 2022	135,240	$48.53
Compensation expense related to performance stock units is estimated each period based on the fair value of the target stock unit at the grant date and the most probable level of achievement of the performance condition, adjusted for the passage of time within the vesting periods of the awards. Compensation expense related to these awards was $599 and $1,085 for the three and six months ended June 30, 2023, respectively, and $867 and $1,253 for the three and six months ended June 30, 2022, respectively. As of June 30, 2023, the unrecognized compensation expense assuming the target attainment is estimated to be $4,086, while the estimated maximum payout is $8,946. The remaining performance period over which the expense will be recognized is 2.11 years.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Common Equity Tier 1 (CET1) and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2023 and December 31, 2022, the Company and the Bank meet all capital adequacy requirements to which they are subject, including the capital buffer requirement.
As of June 30, 2023 and December 31, 2022, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk based, CET1, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Bank’s category.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The following table presents actual and required capital ratios under Basel III Capital Rules for the Company and Bank as of June 30, 2023 and December 31, 2022. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended, to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required Plus Capital Conservation Buffer		Required To Be Considered Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2023
Total capital to risk weighted assets:
Consolidated	$1,881,098	11.95%	$1,652,664	10.50%	$1,573,966	10.00%
Bank	2,026,223	12.88	1,652,149	10.50	1,573,475	10.00
Tier 1 capital to risk weighted assets:
Consolidated	1,594,522	10.13	1,337,871	8.50	944,380	6.00
Bank	1,891,647	12.02	1,337,454	8.50	1,258,780	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	1,538,922	9.78	1,101,776	7.00	N/A	N/A
Bank	1,891,647	12.02	1,101,433	7.00	1,022,759	6.50
Tier 1 capital to average assets:
Consolidated	1,594,522	8.92	714,688	4.00	N/A	N/A
Bank	1,891,647	10.59	714,511	4.00	893,139	5.00

December 31, 2022
Total capital to risk weighted assets:
Consolidated	$1,936,363	12.35%	$1,645,772	10.50%	$1,567,402	10.00%
Bank	2,013,874	12.85	1,645,236	10.50	1,566,891	10.00
Tier 1 capital to risk weighted assets:
Consolidated	1,637,191	10.45	1,332,291	8.50	940,441	6.00
Bank	1,896,702	12.10	1,331,858	8.50	1,253,513	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	1,581,591	10.09	1,097,181	7.00	N/A	N/A
Bank	1,896,702	12.10	1,096,824	7.00	1,018,479	6.50
Tier 1 capital to average assets:
Consolidated	1,637,191	9.49	690,309	4.00	N/A	N/A
Bank	1,896,702	10.99	690,130	4.00	862,663	5.00
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Stock repurchase program: From time to time, the Company's Board of Directors has authorized stock repurchase programs which allow the Company to purchase its common stock generally over a one-year period at various prices in the open market or in privately negotiated transactions. In January 2023, the Company's Board established the 2023 Stock Repurchase Plan (2023 Plan), which provided for the repurchase of up to $125,000 of common stock through December 31, 2023. There were no shares repurchased under the 2023 Plan during the three and six months ended June 30, 2023. The Company repurchased 1,639,792 and 1,651,236 shares at a total cost of $115,153 and $115,966 during the three and six months ended June 30, 2022, respectively, under the prior plan. Federal bank regulators have adopted final rules that, among other things, eliminated the standalone prior approval requirement for any repurchase of common stock. However, the Company remains subject to a Federal Reserve Board guideline that requires consultation with the Federal Reserve Board regarding plans for share repurchases. The Company’s repurchases of its common stock may be subject to a prior approval or notice requirement under other regulations, policies or supervisory expectations of the Federal Reserve Board.
Company stock repurchased to settle employee tax withholding related to vesting of stock awards totaled 486 and 27,263 shares at a total cost of $22 and $1,639 for the three and six months ended June 30, 2023, respectively, and 2,344 and 28,475 shares at a total cost of $169 and $2,145 for the three and six months ended June 30, 2022, respectively, and were not included under the repurchase program.

Note 13. Subsequent Events
Declaration of Dividends
On July 20, 2023, the Company declared a quarterly cash dividend in the amount of $0.38 per share of common stock to the stockholders of record on August 3, 2023. The dividend will be paid on August 17, 2023.

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
As of June 30, 2023, the Company operated 92 full service banking locations in north, central and southeast Texas regions, and along the Colorado Front Range region, with 61 Texas locations and 31 Colorado locations.
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

Recent Developments
Stanford Litigation
As more fully discussed in Part II, Item 1. Legal Proceedings, in first quarter 2023, the Bank entered into a settlement agreement with the plaintiffs to settle all claims of the ongoing lawsuit and pending court approval expected in third quarter 2023, will pay $100.0 million under the terms of the settlement. While the Company denies any liability or wrongdoing with respect to this matter, it believes the settlement is in the best interest of the Company and its shareholders as it eliminates risk, ongoing expense and uncertainty. The $100.0 million settlement, along with $2.5 million in estimated legal and other fees, is recorded to litigation settlement expense in the consolidated income statement. The recognition of this settlement has negatively affected the Company's earnings for the six months ended June 30, 2023, reducing net income by $80.1 million or $1.94 per diluted share.
Recent Banking Crisis
In light of recent events in the banking sector, including recent bank failures, continuing interest rate hikes and recessionary concerns, the Company has proactively positioned the balance sheet to mitigate the risks affecting the Company and the overall banking industry in order to serve its clients and communities.
•Liquidity remains strong, with cash and available for sale securities representing approximately 13.6% of assets at June 30, 2023. The Company maintains the ability to access considerable sources of contingent liquidity at the Federal Home Loan Bank and the Federal Reserve Bank. Management considers the Company's current liquidity position to be adequate to meet both short-term and long-term liquidity needs. Refer to the section Liquidity Management for additional information.
•Capital remains strong, with ratios of the Company, and its subsidiary bank, well above the standards to be considered well-capitalized under regulatory requirements. Refer to Note 12. Regulatory Matters, included elsewhere in this report for additional details.
•Asset quality remains solid, with a non-performing asset ratio of 0.32% of total assets as of June 30, 2023 and net (recoveries) charge-offs of (0.03)% and 0.00% annualized for the three and six month periods, respectively, reflecting the Company's disciplined underwriting and conservative lending philosophy which has supported the Company's strong credit performance during prior financial crises. Refer to the section Asset Quality for additional information.
The duration of this crisis has been short but impactful to the Company. The Company will continue its safe and sound banking practices, but the continuing impact of the crisis and further extent on the Company's operations and financial results for the remainder of 2023 is uncertain and cannot be predicted.

Discussion and Analysis of Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022
The following discussion and analysis of the Company's results of operations compares the operations for the three and six months ended June 30, 2023 with the three and six months ended June 30, 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations that may be expected for all of the year ending December 31, 2023.
Results of Operations
For the three months ended June 30, 2023, the Company had a net income of $33.1 million ($0.80 per common share on a diluted basis) compared with $52.4 million ($1.25 per common share on a diluted basis) for the three months ended June 30, 2022. The Company posted annualized returns on average equity of 5.62% and 8.62%, returns on average assets of 0.71% and 1.19% and efficiency ratios of 64.68% and 54.52% for the three months ended June 30, 2023 and 2022, respectively. The efficiency ratio is calculated by dividing total noninterest expense (which excludes the provision for credit losses and the amortization of other intangible assets) by net interest income plus noninterest income.

For the six months ended June 30, 2023, net loss was $4.4 million ($(0.11) per common share on a diluted basis) compared with net income of $103.1 million ($2.44 per common share on a diluted basis) for the six months ended June 30, 2022. The Company posted annualized returns on average equity of (0.38)% and 8.30%, returns on average assets of (0.05)% and 1.15% and efficiency ratios of 100.18% and 54.79% for the six months ended June 30, 2023 and 2022, respectively.
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
Net interest income was $113.6 million for the three months ended June 30, 2023, a decrease of $24.4 million, or 17.7%, from $138.0 million for the three months ended June 30, 2022. This decrease in net interest income was primarily driven by the increased funding costs on our deposit products and FHLB advances as a result of the continued Fed rate increases offset to a lesser extent by increased earnings on interest-earning assets, primarily loans and interest-bearing cash accounts. The decrease also reflects lower acquired loan accretion and PPP fees earned for the year over year period. Average interest-earning assets increased $1.0 billion or 6.4%, to $16.8 billion for the three months ended June 30, 2023 compared to $15.8 billion for the three months ended June 30, 2022. The increase is primarily due to higher average loan balances, which increased approximately $1.0 billion, due to organic growth and increases in interest-bearing cash balances of approximately $244.1 million, offset by decreases in average securities of $269.4 million. The yield on average interest-earning assets increased 131 basis points from 3.83% for the three months ended June 30, 2022 to 5.14% for the three months ended June 30, 2023. The increase in asset yield from the prior year is primarily a result of increases in the Fed Funds rate and also due to the organic loan growth for the year over year period. The average cost of interest-bearing liabilities increased 287 basis points to 3.37% for the three months ended June 30, 2023 compared to 0.50% for the three months ended June 30, 2022. The increase is reflective of higher funding costs, primarily on deposit products and FHLB advances as a result of Fed Funds rate increases but also due to promotional campaigns on certificate of deposit products. The aforementioned changes resulted in an 80 basis point decrease in the net interest margin for the three months ended June 30, 2023 at 2.71% compared to 3.51% for the three months ended June 30, 2022. The decrease was primarily due to increased funding costs on deposits and short-term advances resulting from continued Fed rate increases over the year, offset to a lesser extent by higher earnings on loans due to organic growth and rate increases and higher earnings on interest-bearing cash balances due to rate increases.
Net interest income was $241.5 million for the six months ended June 30, 2023, a decrease of $27.6 million, or 10.3%, from $269.1 million for the six months ended June 30, 2022. The decrease was primarily driven by the increased funding costs on our deposit products and FHLB advances as a result of the continued Fed rate increases offset to a lesser extent by increased earnings on interest-earning assets, primarily loans and interest-bearing cash but also due to the shift in mix of interest-earning assets from interest-bearing cash to loans for the year over year period. The decrease also reflects lower acquired loan accretion and PPP fees earned for the year over year period. Average interest-earning assets increased $425.8 million or 2.6%, to $16.6 billion for the six months ended June 30, 2023 compared to $16.2 billion for the six months ended June 30, 2022. The increase was driven by increases in average loan balances of $1.3 billion due to organic growth, offset by decreased interest-bearing cash balances of $654.6 million and securities of $241.1 million. The average yield on interest-earning assets increased 142 basis points from 3.64% for the six months ended June 30, 2022 to 5.06% for the six months ended June 30, 2023 while the average rate paid on interest-bearing liabilities increased 259 basis points from 0.43% for the six months ended June 30, 2022 to 3.02% for the six months ended June 30, 2023. The net interest margin for the six months ended June 30, 2023 decreased 42 basis points to 2.94% compared to 3.36% for the six months ended June 30, 2022 due primarily to increased funding costs on deposits and short-term advances resulting from continued Fed rate increases over the year, offset to a lesser extent by higher earnings on loans due to organic growth and rate increases and higher earnings on interest-bearing cash balances due to rate increases.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and six months ended June 30, 2023 and 2022. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances.

	Three Months Ended June 30,
	2023			2022
(dollars in thousands)	Average Outstanding Balance	Interest	Yield/ Rate (4)	Average Outstanding Balance	Interest	Yield/ Rate (4)
Interest-earning assets:
Loans (1)	$14,027,773	$193,612	5.54%	$12,993,624	$138,426	4.27%
Taxable securities	1,456,873	7,791	2.14	1,703,850	8,243	1.94
Nontaxable securities	418,575	2,586	2.48	440,972	2,741	2.49
Interest-bearing deposits and other	893,752	11,305	5.07	649,649	1,286	0.79
Total interest-earning assets	16,796,973	215,294	5.14	15,788,095	150,696	3.83
Noninterest-earning assets	1,855,477			1,927,894
Total assets	$18,652,450			$17,715,989
Interest-bearing liabilities:
Checking accounts	$5,646,603	$41,943	2.98%	$5,881,199	$4,587	0.31%
Savings accounts	638,292	83	0.05	797,211	97	0.05
Money market accounts	1,421,920	11,012	3.11	2,072,654	2,709	0.52
Certificates of deposit	2,614,849	25,106	3.85	877,237	717	0.33
Total deposits	10,321,664	78,144	3.04	9,628,301	8,110	0.34
FHLB advances	1,412,637	18,025	5.12	132,143	164	0.50
Other borrowings - short-term	74,643	1,291	6.94	42,402	405	3.83
Other borrowings - long-term	237,708	3,070	5.18	266,658	3,464	5.21
Junior subordinated debentures	54,501	1,157	8.51	54,303	554	4.09
Total interest-bearing liabilities	12,101,153	101,687	3.37	10,123,807	12,697	0.50
Noninterest-bearing checking accounts	3,979,818			5,044,507
Noninterest-bearing liabilities	211,253			112,558
Stockholders’ equity	2,360,226			2,435,117
Total liabilities and equity	$18,652,450			$17,715,989
Net interest income		$113,607			$137,999
Interest rate spread			1.77%			3.33%
Net interest margin (2)			2.71			3.51
Net interest income and margin (tax equivalent basis) (3)		$114,642	2.74		$139,112	3.53
Average interest-earning assets to interest-bearing liabilities			138.80			155.95

	Six Months Ended June 30,
	2023			2022
(dollars in thousands)	Average Outstanding Balance	Interest	Yield/ Rate (4)	Average Outstanding Balance	Interest	Yield/ Rate (4)
Interest-earning assets:
Loans (1)	$13,980,015	$377,906	5.45%	$12,658,541	$267,605	4.26%
Taxable securities	1,460,902	15,649	2.16	1,696,572	16,602	1.97
Nontaxable securities	421,052	5,189	2.49	426,447	5,074	2.40
Interest-bearing deposits and other	723,305	17,726	4.94	1,377,902	2,280	0.33
Total interest-earning assets	16,585,274	416,470	5.06	16,159,462	291,561	3.64
Noninterest-earning assets	1,856,383			1,916,191
Total assets	$18,441,657			$18,075,653
Interest-bearing liabilities:
Checking accounts	$5,958,145	$80,836	2.74%	$6,058,317	$7,669	0.26%
Savings accounts	683,321	173	0.05	788,842	191	0.05
Money market accounts	1,598,603	23,446	2.96	2,204,570	4,412	0.40
Certificates of deposit	2,115,827	35,950	3.43	925,099	1,448	0.32
Total deposits	10,355,896	140,405	2.73	9,976,828	13,720	0.28
FHLB advances	997,099	23,849	4.82	141,022	343	0.49
Other borrowings - short-term	39,743	1,344	6.82	23,048	423	3.70
Other borrowings - long-term	252,034	7,096	5.68	266,571	6,928	5.24
Junior subordinated debentures	54,476	2,247	8.32	54,278	1,000	3.72
Total interest-bearing liabilities	11,699,248	174,941	3.02	10,461,747	22,414	0.43
Noninterest-bearing checking accounts	4,191,141			5,002,121
Noninterest-bearing liabilities	181,000			106,723
Stockholders’ equity	2,370,268			2,505,062
Total liabilities and equity	$18,441,657			$18,075,653
Net interest income		$241,529			$269,147
Interest rate spread			2.04%			3.21%
Net interest margin (2)			2.94			3.36
Net interest income and margin (tax equivalent basis) (3)		$243,604	2.96		$271,290	3.39
Average interest-earning assets to interest-bearing liabilities			141.76			154.46
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
The following table presents the components of provision for credit losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Provision for credit losses related to:
Loans	$68	$748	$(653)	$(1,452)
Held to maturity securities	—	—	—	—
Off-balance sheet credit exposures	152	(748)	963	9
Total provision for credit losses	$220	$—	$310	$(1,443)
Provision expense for loans is generally reflective of organic loan growth as well as charge-offs or specific reserves taken during the respective period. Provision expense is also impacted by the economic outlook and changes in macroeconomic variables. The provision expense recorded for the three months ended June 30, 2023 primarily relates to loan growth, while the negative provision recorded for the six months ended ended June 30, 2023 was primarily reflective of improvements in risk-rated loans and the economic outlook over the period as well as changes within the loan pool mix. The negative provision recorded for the six months ended June 30, 2022 is reflective of diminished pandemic uncertainty for the period.
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

Noninterest Income
The following table sets forth the major components of noninterest income for the three and six months ended June 30, 2023 and 2022 and the period-over-period variations in such categories of noninterest income:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(dollars in thousands)	2023	2022	2023 v. 2022		2023	2022	2023 v. 2022
Noninterest Income
Service charges on deposit accounts	$3,519	$3,050	$469	15.4%	$6,868	$5,802	$1,066	18.4%
Investment management fees	2,444	2,391	53	2.2	4,745	4,842	(97)	(2.0)
Mortgage banking revenue	2,248	2,490	(242)	(9.7)	3,872	5,516	(1,644)	(29.8)
Mortgage warehouse purchase program fees	535	731	(196)	(26.8)	859	1,689	(830)	(49.1)
Loss on sale of loans	(7)	(17)	10	(58.8)	(7)	(1,501)	1,494	(99.5)
Gain (loss) on sale and disposal of premises and equipment	354	(46)	400	N/M	401	(209)	610	N/M
Increase in cash surrender value of BOLI	1,410	1,327	83	6.3	2,787	2,637	150	5.7
Other	3,592	3,951	(359)	(9.1)	7,324	7,986	(662)	(8.3)
Total noninterest income	$14,095	$13,877	$218	1.6%	$26,849	$26,762	$87	0.3%
____________
N/M - not meaningful
Total noninterest income increased $218 thousand, or 1.6% and $87 thousand, or 0.3% for the three and six months ended June 30, 2023 over same periods in 2022. Significant changes in the components of noninterest income are discussed below.
Service charges on deposits. Service charges on deposits increased $469 thousand, or 15.4% and $1.1 million, or 18.4% for the three and six months ended June 30, 2023 as compared to the same periods in 2022, respectively. The increase was primarily due to higher account analysis charges on our commercial treasury products.
Mortgage banking revenue. Mortgage banking revenue decreased $242 thousand, or 9.7% and $1.6 million, or 29.8% for the three and six months ended June 30, 2023 as compared to the same periods in 2022, respectively. The decrease was primarily market driven due to interest rate changes, resulting in lower fair value gains on our derivative hedging instruments of $112 thousand and $187 thousand for the three and six months ended June 30, 2023, respectively, compared to fair value gains of $1.2 million and $1.6 million for the same periods in 2022, respectively. In addition, realized fees and recognized gain on sales were affected by lower volumes for the six month period ended June 30, 2023 primarily due to the interest rate increases year over year, while the three months ended June 30, 2023 experienced an uptick in volume as well as improved margins compared to the same period in 2022.
Mortgage warehouse purchase program fees. Mortgage warehouse purchase program fees decreased $196 thousand, or 26.8% and $830 thousand, or 49.1% for the three and six months ended June 30, 2023 as compared to the same periods in 2022, respectively. The decrease was due to lower volumes related to mortgage loan rate increases over the year.
Loss on sale of loans. The Company recognized a $1.5 million loss on sale of loans in 2022 primarily due to one commercial real estate loan, which was sold at a discount.

Noninterest Expense
The following table sets forth the major components of noninterest expense for the three and six months ended June 30, 2023 and 2022 and the period-over-period variations in such categories of noninterest expense:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(dollars in thousands)	2023	2022	2023 v. 2022		2023	2022	2023 v. 2022
Noninterest Expense
Salaries and employee benefits	$46,940	$51,130	$(4,190)	(8.2)%	$93,215	$100,685	$(7,470)	(7.4)%
Occupancy	11,640	10,033	1,607	16.0	23,199	20,033	3,166	15.8
Communications and technology	7,196	5,830	1,366	23.4	14,286	11,731	2,555	21.8
FDIC assessment	3,806	1,589	2,217	139.5	6,518	3,082	3,436	111.5
Advertising and public relations	1,004	703	301	42.8	1,608	1,159	449	38.7
Other real estate owned (income) expenses, net	(185)	66	(251)	N/M	(229)	66	(295)	N/M
Impairment of other real estate	1,000	—	1,000	N/M	2,200	—	2,200	N/M
Amortization of other intangible assets	3,111	3,118	(7)	(0.2)	6,222	6,263	(41)	(0.7)
Litigation settlement	—	—	—	N/M	102,500	—	102,500	N/M
Professional fees	1,785	4,094	(2,309)	(56.4)	4,850	7,533	(2,683)	(35.6)
Other	9,408	9,362	46	0.5	20,716	17,830	2,886	16.2
Total noninterest expense	$85,705	$85,925	$(220)	(0.3)%	$275,085	$168,382	$106,703	63.4%
____________
N/M - not meaningful
Noninterest expense decreased $220 thousand, or 0.3% and increased $106.7 million, or 63.4% for the three and six months ended June 30, 2023, respectively, as compared to the same periods in 2022. The significant change in the components of noninterest expense is discussed below.
Salaries and employee benefits. Salaries and employee benefits decreased $4.2 million, or 8.2% and $7.5 million, or 7.4% for the three and six months ended June 30, 2023 compared to the same periods in 2022, respectively. The decrease for the three and six month periods was primarily due to $4.2 million and $6.4 million, respectively, in lower combined salaries, bonus and employee insurance expenses due to the fourth quarter 2022 reduction-in-force and overall strategic efforts to reduce costs, as well as lower contract labor costs of $1.1 million and $2.1 million, respectively, and lower mortgage commissions and incentives of $484 thousand and $1.5 million, respectively, due to less volumes year over year. Furthermore, the three and six months ended June 30, 2022 also reflects $1.1 million in severance and stock grant amortization related to the separation of an executive officer. Offsetting these decreases, deferred salaries expense, which reduces overall expense, was $2.5 million and $3.9 million lower compared the prior year quarters, respectively, due to lower loan origination activity.
Occupancy. Occupancy increased $1.6 million, or 16.0% and $3.2 million, or 15.8% for the three and six months ended June 30, 2023 compared to the same periods in 2022, respectively. The increase was primarily due to higher depreciation and property tax expense related to the opening of the second phase of the Company's headquarters campus in second quarter 2022.
Communications and technology. Communications and technology increased $1.4 million, or 23.4% and $2.6 million, or 21.8% for the three and six months ended June 30, 2023 compared to the same periods in 2022, respectively. The increase was primarily due to higher data processing costs and software expense related to various technology improvements.
FDIC assessment. FDIC assessment increased $2.2 million, or 139.5% and $3.4 million, or 111.5% for the three and six months ended June 30, 2023 compared to the same periods in 2022, respectively. The increase was due to the increase in the FDIC assessment rate which took effect in 2023 as well as an increase in the liquidity stress rate.

Impairment of other real estate. The Company recognized a $1.0 million impairment on one other real estate property during the second quarter of 2023 and a $1.2 million impairment on another other real estate property during the first quarter of 2023, compared to none for the same periods in 2022.
Litigation settlement. Litigation settlement of $102.5 million was recognized in first quarter 2023 due to the settlement of the ongoing litigation that was acquired by the Company in 2014, as discussed elsewhere in this report.
Professional fees. Professional fees decreased $2.3 million, or 56.4% and $2.7 million, or 35.6% for the three and six months ended June 30, 2023 compared to the same periods in 2022, respectively. The decrease was due primarily to lower consulting fees of $1.2 million and $1.1 million as well as $839 thousand and $1.4 million lower legal fees for the three and six month periods, respectively.
Other noninterest expense. Other noninterest expense increased $46 thousand, or 0.5% and $2.9 million, or 16.2% for the three and six months ended June 30, 2023 compared to the same periods in 2022, respectively. The increase for the six month period was primarily due to asset impairment charges of $955 thousand related to the write-down of a branch facility that was closed and moved to other real estate owned during second quarter 2023 and the write-down of a CRA Fund, as well as a $1.5 million increase in deposit-related costs.
Income Tax Expense
Income tax expense (benefit) was $8.7 million and $(2.6) million for the three and six months ended June 30, 2023, respectively, compared to income tax expense of $13.6 million and $25.9 million for the same periods in 2022, respectively. The effective tax rates were 20.8% and 36.8% for the three and six months ended June 30, 2023, respectively, compared to 20.6% and 20.1% for the same periods in 2022, respectively. The higher effective rate for six months ended June 30, 2023 is due to the Company being in a loss position as a result of the settlement of the Stanford litigation in first quarter 2023. The lower effective tax rate for the six months ended June 30, 2022 reflects a favorable permanent tax item related to a donation of real property in first quarter 2022.

Discussion and Analysis of Financial Condition
The following discussion and analysis summarizes the financial condition of the Company as of June 30, 2023 and December 31, 2022 and details certain changes between those periods.
Assets
The Company’s total assets increased by $461.4 million, or 2.5%, to $18.7 billion as of June 30, 2023 from $18.3 billion at December 31, 2022. The increase is due primarily to an increase in cash and cash equivalents during the period but also due in part to organic loan growth and increased FHLB stock holdings during the period.

Loan Portfolio
The Company’s loan portfolio is the largest category of the Company’s earning assets. The following table presents the balance and associated percentage of each major category in the Company's loan portfolio as of June 30, 2023 and December 31, 2022:

(dollars in thousands)	June 30, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
Commercial (1)	$2,216,957	15.7%	$2,240,959	16.1%
Mortgage warehouse purchase loans	491,090	3.5	312,099	2.2
Real estate:
Commercial	7,990,123	56.5	7,817,447	56.2
Commercial construction, land and land development	1,122,400	7.9	1,231,071	8.8
Residential (2)	1,634,527	11.6	1,604,169	11.5
Single-family interim construction	483,274	3.4	508,839	3.7
Agricultural	118,054	0.8	124,422	0.9
Consumer	81,314	0.6	81,667	0.6
Total gross loans	14,137,739	100.0%	13,920,673	100.0%
____________
(1)    Includes SBA PPP loans of $3.3 million net of deferred loan fees of $69 thousand at June 30, 2023 and $5.0 million net of deferred fees of $101 thousand at December 31, 2022.
(2)    Includes loans held for sale of $18.6 million and $11.3 million at June 30, 2023 and December 31, 2022, respectively.
As of June 30, 2023 and December 31, 2022, the Company's loan portfolio, before the allowance for credit losses, totaled $14.1 billion and $13.9 billion, respectively, which is an increase of 1.6% between the two periods. Loans held for investment, excluding mortgage warehouse purchase loans, loans held for sale and PPP loans, increased $31.7 million, or 0.5% annualized for the six month period. See Note 4. Loans, Net and Allowance for Credit Losses on Loans for more details on the Company's loan portfolio.
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

(dollars in thousands)	June 30, 2023	December 31, 2022
Nonaccrual loans
Commercial	$21,564	$22,565
Commercial real estate	13,290	13,393
Commercial construction, land and land development	12	15
Residential real estate	1,262	1,582
Single-family interim construction	189	189
Consumer	6	8
Total nonaccrual loans (1)	36,323	37,752
Total loans delinquent 90 days or more and still accruing	1,591	843
Total troubled debt restructurings, not included in nonaccrual loans (1)	—	1,494
Total nonperforming loans (1)	37,914	40,089
Total other real estate owned and other repossessed assets	22,619	24,020
Total nonperforming assets	$60,533	$64,109

Total allowance for credit losses on loans	$147,804	$148,787
Total loans held for investment (2)	$13,628,025	$13,597,264
Total assets	$18,719,802	$18,258,414

Credit Ratios
Ratio of nonperforming loans to total loans held for investment	0.28%	0.29%
Ratio of nonperforming assets to total assets	0.32	0.35
Ratio of nonaccrual loans to total loans held for investment	0.27	0.28
Ratio of allowance for credit losses on loans to total loans held for investment	1.08	1.09
Ratio of allowance for credit losses on loans to nonaccrual loans	406.92	394.12
Ratio of allowance for credit losses on loans to total nonperforming loans	389.84	371.14
____________
(1)     Nonaccrual loans include troubled debt restructurings of $929 thousand as of December 31, 2022. With the adoption of ASU 2022-02, effective January 1, 2023, TDR accounting has been eliminated.
(2)    Excluding mortgage warehouse purchase loans of $491.1 million and $312.1 million and loans held for sale of $18.6 million and $11.3 million as of June 30, 2023 and December 31, 2022, respectively.
Nonaccrual loans decreased to $36.3 million as of June 30, 2023 from $37.8 million as of December 31, 2022. The decrease in nonaccrual loans was primarily due to net paydowns during the period.
Loans past due 90 days and still accruing increased to $1.6 million as of June 30, 2023 from $843 thousand as of December 31, 2022. The increase was primarily due to three residential real estate loans that are in process of workout or collection.
Other real estate owned and other repossessed assets decreased from $24.0 million as of December 31, 2022 to $22.6 million as of June 30, 2023 due to $2.2 million in write-downs on two properties offset by the addition of an $805 thousand branch facility which was closed and moved to other real estate.

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
Analysis of the Allowance for Credit Losses - Loans
The following table sets forth the allowance for credit losses by category of loans:

	June 30, 2023		December 31, 2022
(dollars in thousands)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Commercial loans	$34,581	15.7%	$54,037	16.1%
Mortgage warehouse purchase loans	—	3.5	—	2.2
Real estate:
Commercial real estate	54,079	56.5	61,078	56.2
Construction, land and land development	33,462	7.9	17,696	8.8
Residential real estate	6,047	11.6	3,450	11.5
Single-family interim construction	18,333	3.4	11,817	3.7
Agricultural	830	0.8	207	0.9
Consumer	472	0.6	502	0.6
Total allowance for credit losses	$147,804	100.0%	$148,787	100.0%
____________
(1)    Represents the percentage of the Company’s total loans included in each loan category.
As of June 30, 2023, the allowance for credit losses on loans amounted to $147.8 million, or 1.08%, of total loans held for investment, excluding mortgage warehouse purchase loans, compared with $148.8 million, or 1.09%, as of December 31, 2022. As of June 30, 2023, the Company had specific credit loss allocations of $10.6 million on individually evaluated loans totaling $34.0 million, compared with specific credit loss allocations of $9.6 million on individually evaluated loans totaling $34.5 million as of December 31, 2022.
During the second quarter 2023, the Company updated and performed a recalibration of its credit loss models to enhance model performance reliability. The overall impact of the model changes as described below mainly resulted in reclassifications of provision expense between the loan pools. While the fundamental modeling methodologies remain unchanged, the updates included (1) consolidation of the energy loans into the commercial and industrial risk pool as a result of similarities in risk characteristics observed in recent history, (2) correlation of the loss rate model to new peer group loss history data which resulted in changes to certain loan pool macroeconomic variables further diversifying the variables used in the model, (3) changes to the qualitative factor model to address the volatility of past dues and risk grades by incorporating a four quarter rolling average to the assessed risk level, and (4) adjustment to the unfunded commitments utilization model to bifurcate the single-family residential and commercial construction portfolio loan pools into various sub pools to better correlate their utilization rates.

The factors driving significant changes in credit loss allocations by segment for the six months ended June 30, 2023 are discussed below.
The allowance allocated to commercial loans totaled $34.6 million, or 1.6% of total commercial loans as of June 30, 2023, compared to $54.0 million, or 2.4% of commercial loans as of December 31, 2022. The allowance for credit losses decreased $19.5 million, or 36.0% for the period. Modeled expected credit losses decreased $12.5 million while qualitative factors related to commercial loans decreased $8.0 million due to model changes during the quarter, most notably the change to consolidate energy loans for modeling purposes into the commercial portfolio and by expanding the MEVs used for this portfolio. The decrease in qualitative factors was due to improvement in past due loans due to several loans being brought current or paid off. Specific allocations for commercial loans that were evaluated for expected credit losses on an individual basis increased $991 thousand from $8.4 million at December 31, 2022 to $9.4 million at June 30, 2023. The increase in specific allocations for commercial loans was primarily related to the increase in specific allocation of $747 thousand on a commercial loan relationship as well as the addition of a $493 thousand nonaccrual loan downgraded to doubtful and fully reserved during the period offset by net principal reductions on other commercial loans.
The allowance allocated to commercial real estate loans totaled $54.1 million, or 0.7% of total commercial real estate loans as of June 30, 2023, compared to $61.1 million, or 0.8% of commercial real estate loans as of December 31, 2022. The allowance for credit losses decreased $7.0 million, or 11.5% despite a $172.7 million increase in the commercial real estate portfolio. Modeled expected credit losses decreased $2.8 million while qualitative factors related to commercial real estate loans decreased $4.2 million. The decrease in modeled losses was primarily related to new MEVs incorporated such as certain CRE price indices offset by changes related to the economic forecast, which included downward adjustments affecting office and multifamily commercial real estate. The decrease in qualitative factors was due primarily to changes made to the model during the quarter. Specific allocations for commercial real estate loans that were evaluated for expected credit losses on an individual basis remained at $1.2 million from December 31, 2022 to June 30, 2023.
The allowance allocated to construction, land and land development loans totaled $33.5 million, or 3.0% of total construction, land and land development loans as of June 30, 2023, compared to $17.7 million, or 1.4% of construction, land and land development loans as of December 31, 2022. The allowance for credit losses increased $15.8 million, or 89.1% for the period despite a decrease of $108.7 million in the construction, land and land development portfolio. Modeled expected credit losses increased $15.7 million while qualitative factors related to this segment increased $67 thousand. The increase in modeled losses was due to the new MEVs utilized to more closely align with the risks within this portfolio as well as a declining economic forecast. There were no specific allocations for construction, land and land development loans that were evaluated for expected credit losses on a individual basis at December 31, 2022 or June 30, 2023.
The allowance allocated to residential real estate loans totaled $6.0 million, or 0.4% of total residential real estate loans as of June 30, 2023, compared to $3.5 million, or 0.2% of residential real estate loans as of December 31, 2022. The allowance for credit losses increased $2.6 million, or 75.3% for the period. Modeled expected credit losses increased $909 thousand while qualitative factors related to residential real estate loans increased $1.7 million. The increase in modeled losses was primarily related to changes in the economic forecast which take into consideration the current environment and inflationary pressures, as well as expanded MEVs including certain price indices. The increase in qualitative factors was due primarily to changes made to the model during the quarter. There were no specific allocations for residential real estate loans that were evaluated for expected credit losses on a individual basis at December 31, 2022 or June 30, 2023.
The allowance allocated to single-family interim construction loans totaled $18.3 million, or 3.8% of total single-family interim construction loans as of June 30, 2023, compared to $11.8 million, or 2.3% of single-family interim construction loans as of December 31, 2022. The allowance for credit losses increased $6.5 million, or 55.1% for the period. Modeled expected credit losses increased $6.5 million while qualitative factors related to single-family interim construction loans increased $30 thousand. The increase in modeled losses was due to the new MEVs utilized in the calculation to more closely align with the risks within this portfolio as well as a declining economic forecast. Specific allocations for single-family interim construction loans that were evaluated for expected credit losses on an individual basis increased $17 thousand from $43 thousand at December 31, 2022 to $60 thousand at June 30, 2023.
Refer to Note 4 - Loans, Net and Allowance for Credit Losses on Loans, in the notes to the consolidated financial statements included elsewhere in this report for additional details of the allowance for credit losses on loans.

Additional information related to net charge-offs (recoveries) by loan type is presented in the table below for the six months ended June 30, 2023 and 2022:

	Net Charge-offs (Recoveries)	Average Loans	Ratio of Annualized Net Charge-offs (Recoveries) to Average Loans
June 30, 2023
Commercial	$(784)	$2,209,556	(0.07)%
Mortgage warehouse purchase loans	—	355,884	—
Real estate:
Commercial	—	7,918,296	—
Commercial construction, land and land development	1,105	1,177,174	0.19
Residential	—	1,622,177	—
Single-family interim construction	—	493,113	—
Agricultural	—	121,462	—
Consumer	9	82,353	0.02
Total	$330	$13,980,015	—%

June 30, 2022
Commercial	$96	$2,024,923	0.01%
Mortgage warehouse purchase loans	—	505,528	—
Real estate:
Commercial	2,972	6,915,357	0.09
Commercial construction, land and land development	—	1,218,532	—
Residential	6	1,392,110	—
Single-family interim construction	—	409,504	—
Agricultural	—	111,946	—
Consumer	10	80,641	0.03
Total	$3,084	$12,658,541	0.05%

For the six months ended June 30, 2023, net charge-offs totaled $330 thousand, which is 0.00% (annualized) of the Company's average loans outstanding during the period, compared to net charge-offs of $3.1 million, or 0.05% (annualized) of average loans for the six months ended June 30, 2022. The majority of the 2023 charge-offs is due to one charge-off of a construction loan totaling $1.2 million offset by a recovery of $773 thousand on a commercial loan, while the majority of the charge-offs in 2022 was due to a $2.4 million charge-off recorded at the foreclosure of a commercial real estate property.
Allowance for Credit Losses - Off-Balance Sheet Credit Exposures
The allowance for credit losses on off-balance sheet credit exposures is calculated under the CECL model, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. Off-balance sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed in Note 7. Off-Balance Sheet Arrangements, Commitments and Contingencies. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur based on historical utilization rates. At June 30, 2023 and December 31, 2022, the allowance for credit losses on off-balance sheet credit exposures was $4.9 million and $3.9 million, respectively.

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
The fair value of the Company's available for sale securities decreased $54.1 million, or 3.2%, to $1.6 billion at June 30, 2023 from $1.7 billion at December 31, 2022. The decrease was primarily due to paydowns, maturities and calls during the quarter. The amortized cost of held to maturity securities decreased $913 thousand, or 0.4%, to $206.1 million as of June 30, 2023 from $207.1 million as of December 31, 2022.
Total securities represented 9.8% and 10.4% of the Company’s total assets at June 30, 2023 and December 31, 2022, respectively.
There were no sales of securities during the three and six months ended June 30, 2023 and June 30, 2022.
Certain investment securities are valued at less than their amortized cost. At June 30, 2023, the Company's review of all securities at an unrealized loss position determined that the losses resulted from factors not related to credit quality. This conclusion is based on the Company's analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors for each security type in the portfolio. The unrealized losses are generally due to increases in market interest rates. Furthermore, the Company has the intent to hold these securities until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their cost basis. The fair value is expected to recover as the securities approach their maturity date. As such, there is no allowance for credit losses on available for sale or held to maturity securities recognized as of June 30, 2023. Refer to Note 3. Securities for more information on the Company's analysis of credit losses on securities available for sale and held to maturity.
Liabilities
The Company’s total liabilities increased $493.7 million, or 3.1%, to $16.4 billion at June 30, 2023 from $15.9 billion at December 31, 2022 due to the changes detailed below.
Deposits
Total deposits decreased $247.9 million, or 1.6%, to $14.9 billion at June 30, 2023 from $15.1 billion at December 31, 2022. The decrease in deposit balances during the quarter was due to a strategic remixing of non-brokered specialty treasury deposits late in the first quarter in response to the liquidity environment during the period as well as to a gradual decline in noninterest-bearing deposits throughout the period. Estimated uninsured deposits, excluding public funds deposits totaled $4.6 billion, or 31.1% of total deposits as of June 30, 2023.
FHLB Advances
FHLB advances increased $575.0 million, or 191.7%, to $875.0 million at June 30, 2023 from $300.0 million at December 31, 2022. The increase was due to short term advances taken for additional liquidity sources due to the decreased deposit balances.
Other Borrowings
Other borrowings increased $38.2 million, or 14.3%, to $305.3 million at June 30, 2023 from $267.1 million at December 31, 2022. The increase is due to $67.5 million outstanding on the Company's unsecured line of credit offset by the $30.0 million redemption of subordinated debentures during the first quarter.

Capital Resources and Liquidity Management
Capital Resources
Total stockholders' equity was $2.4 billion at June 30, 2023, a decrease of approximately $32.3 million from December 31, 2022. The net decrease was a result of a net loss of $4.4 million, common stock repurchased of $1.6 million and dividends of $31.5 million offset by an increase of $35 thousand in other comprehensive income and stock based compensation of $5.1 million.
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
Stock Repurchase Program
In January 2023, the Company's Board approved the 2023 Stock Repurchase Plan, which provides for the repurchase of common stock up to $125.0 million through December 31, 2023. No shares have been repurchased under the 2023 Plan through July 21, 2023.
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
In addition to the liquidity provided by the sources described above, the Company maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of June 30, 2023, the Company had established federal funds lines of credit with 11 unaffiliated banks totaling $545.0 million with no borrowings against the lines at that time. Two of the lines totaling $65.0 million have stated maturity dates in September and December 2023 and the remaining lines have no stated maturity dates and the lenders may terminate the lines at any time without notice. The Company also participates in an exchange that provides direct overnight borrowings with other financial institutions with a borrowing capacity of $699.0 million with none outstanding as of June 30, 2023. The Company has an unsecured line of credit totaling $100.0 million with an unrelated commercial bank with $67.5 million borrowings against the line as of June 30, 2023. As of July 24, 2023, borrowings outstanding on the line of credit totaled $33.8 million.
Based on the values of stock, securities, and loans pledged as collateral, as of June 30, 2023, the Company had additional borrowing capacity with the FHLB of $3.8 billion. In addition, the Company maintains a secured line of credit through the Federal Reserve Bank discount window with availability to borrow $1.1 billion at June 30, 2023. Also starting in first quarter 2023, the Company is eligible to borrow from the Federal Reserve's Bank Term Funding Program (BTFP), which provides additional contingent liquidity through the pledging of certain qualifying securities and other assets. The BTFP is a one year program ending March 11, 2024 and the Company can borrow any time during the term and can repay the obligation at any time without penalty. Although the Company does not plan to access the BTFP, additional liquidity of $113.0 million was available as of June 30, 2023 based on the par-value of qualifying securities.
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
As discussed elsewhere in this report, the Company has accrued $100.0 million in connection with the settlement of the Stanford lawsuit, as well as $2.5 million in contingent legal fees associated with the lawsuit. Pending court approval and the entry of certain bar orders as required by the agreement, the Company expects to pay the obligation in third quarter 2023. Refer to Part II. Item 1. Legal Proceedings for more information.
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

Goodwill. The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. The Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a quantitative impairment test is unnecessary. If the Company concludes otherwise, then it is required to perform an impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. The Company performs its impairment test annually as of December 31. During the six months ended June 30, 2023, the economic uncertainty and market volatility resulting from the rising interest rate environment and the recent banking crisis resulted in a decrease in the Company's stock price and market capitalization. Management believed such decrease was a triggering indicator requiring an interim goodwill impairment quantitative assessment which resulted in no impairment charge for the periods ended March 31, 2023 and June 30, 2023. Refer to Note 1. Summary of Significant Accounting Policies, in the notes to the Company's consolidated financial statements included elsewhere in this report for additional information.
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
The Company's asset liability management model indicated that it was in a liability sensitive position in terms of its income simulation as of June 30, 2023. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income over twelve months based on the interest rate risk model as of June 30, 2023:

Hypothetical Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
200	(3.62)%
100	(1.39)
(100)	0.71

The Company's model indicates that its projected balance sheet at June 30, 2023 has shifted to a liability sensitive position in comparison to an asset sensitive balance sheet as of December 31, 2022. The shift was primarily due to the increase in short-term brokered funding that was added to increase the Company's on-balance sheet liquidity in response to market events during the period but also due to slowing prepayments on loans during the year.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share Repurchase Program. From time to time, the Company's Board of Directors has authorized stock repurchase programs, which allow the Company to purchase its common stock in the open market or in privately negotiated transactions. In general, the share repurchase program allows the Company to proactively manage its capital position and return excess capital to shareholders. In January 2023, the Company's Board established the 2023 Stock Repurchase Plan, which provides for the repurchase of up to $125.0 million of common stock through December 31, 2023. No shares were repurchased by the Company during the six months ended June 30, 2023.
The following table summarizes the Company's repurchase activity during the three and six months ended June 30, 2023:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (thousands)
Total first quarter 2023	26,777	$60.39	—	$125,000
April 2023	405	46.12	—	125,000
May 2023	81	33.37	—	125,000
June 2023	—	—	—	125,000
Total second quarter 2023	486	44.00	—	125,000
Total 2023 year-to-date	27,263	$60.10	—	$125,000
____________
(1)    Includes 27,263 shares purchased to settle employee tax withholding related to vesting of restricted stock awards. These transactions are not considered part of the Company's repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

ITEM 5. OTHER INFORMATION

On July 24, 2023, the Company and certain executive officers entered into Change in Control Agreements that replaced the Change in Control Agreements that the Company had previously entered into with such officers (the prior Change in Control Agreements, the “Prior Agreements,” and the new Change in Control Agreements, the “New Agreements”). These updated agreements were executed in conjunction with the Company’s regular, periodic review of its change in control agreements by the Compensation Committee of the Company’s Board of Directors and in consultation with the Company’s outside counsel and compensation consultants.

The New Agreements provide for, among other things, the following:

a.eligibility to receive Change in Control (as defined in the Independent Bank Group, Inc. 2022 Equity Incentive Plan (the “2022 Equity Incentive Plan”)) benefits for covered executive officers who experience a qualifying termination of employment without “cause” or resignation for “good reason” within the twenty-four (24) month period following a Change in Control (which period is an extension from the twelve (12) month measurement period under the Prior Agreements);

b.as part of a covered executive officer’s Change in Control benefits, such benefits will include (a) full acceleration of all unvested time-vesting and performance-vesting awards granted under the Independent Bank Group, Inc. 2013 Equity Incentive Plan (the “2013 Equity Incentive Plan”) and the 2022 Equity Incentive Plan (which is more inclusive than the Prior Agreements, which only provided for acceleration of unvested restricted stock awards granted under the 2013 Equity Incentive Plan) and (b) payment of a lump sum cash payment equal to the product of (x) 125% of the annual premiums for coverage under the Company’s health care plans for purposes of continuation under Section 4980B of the Internal Revenue Code of 1986, as amended (the “Code”), with respect to the maximum level of coverage in effect for and (y) a multiplier determined by the Compensation Committee of the Board of Directors of the Company (which payment was not provided for under the Prior Agreements); and

c.application of a “net-best” cutback, such that in the event a covered executive officer could receive payments pursuant to a New Change in Control Agreement which would, if determined by an accounting firm engaged by the Company, subject such covered executive officer to the 20% excise tax under Section 4999 of the Code (i.e., the “golden parachute” tax), then such covered executive officer would be paid the greater of the (i) full amount of the relevant payments provided under the New Change in Control Agreement, less the 20% excise tax or (ii) a payment equal to the product of (x) 2.99 and (y) the covered executive officer’s “base amount” (within the meaning of Section 280G of the Code).

The new form of Change in Control Agreement is filed as Exhibit 10.1(a) and an Amended Schedule of Executive Officers who have executed a Change in Control Agreement as of July 24, 2023, is filed as Exhibit 10.1(b) to this Form 10-Q.

ITEM 6. EXHIBITS
The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit 3.1	Certificate of Amendment to Amended and Restated Certificate of Formation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated May 18, 2023)

Exhibit 3.2	Sixth Amended and Restated Bylaws of Independent Bank Group, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated May 18, 2023)
Exhibit 10.1(a)*	Form of Change in Control Agreement, dated July 24, 2023, between the Company and certain Executive Officers
Exhibit 10.1(b)*	Amended Schedule of Executive Officers who have executed a Change in Control Agreement

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 101.INS *	XBRL Instance Document-the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH *	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 is formatted as Inline XBRL and contained within Inline XBRL Instance Document in Exhibit 101.

*	Filed herewith.

**	Furnished herewith (such certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Independent Bank Group, Inc.

Date:	July 25, 2023	By: /s/ David R. Brooks

David R. Brooks
Chairman and Chief Executive Officer

Date:	July 25, 2023	By: /s/ Paul B. Langdale

Paul B. Langdale
Executive Vice President
Chief Financial Officer