Form 10-Q
period 2023-09-30
Independent Bank Group, Inc.
filed 2023-10-24
CIK 1564618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2023.
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
Common Stock, Par Value $0.01 Per Share – 41,283,178 shares as of October 20, 2023.

INDEPENDENT BANK GROUP, INC. AND SUBSIDIARIES
Form 10-Q
September 30, 2023

***

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Independent Bank Group, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2023 (unaudited) and December 31, 2022
(Dollars in thousands, except share information)

	September 30,	December 31,
Assets	2023	2022
Cash and due from banks	$92,921	$134,183
Interest-bearing deposits in other banks	618,788	520,139
Cash and cash equivalents	711,709	654,322
Certificates of deposit held in other banks	248	496
Securities available for sale, at fair value	1,545,904	1,691,784
Securities held to maturity, net of allowance for credit losses of $0 and $0, respectively	205,689	207,059
Loans held for sale (includes $10,499 and $10,612 carried at fair value, respectively)	18,068	11,310
Loans, net of allowance for credit losses of $148,249 and $148,787, respectively	14,075,155	13,760,576
Premises and equipment, net	355,533	355,368
Other real estate owned	22,505	23,900
Federal Home Loan Bank (FHLB) of Dallas stock and other restricted stock	25,496	23,436
Bank-owned life insurance (BOLI)	243,980	240,448
Deferred tax asset	106,658	78,669
Goodwill	994,021	994,021
Other intangible assets, net	53,666	62,999
Other assets	161,240	154,026
Total assets	$18,519,872	$18,258,414

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$3,703,784	$4,736,830
Interest-bearing	11,637,185	10,384,587
Total deposits	15,340,969	15,121,417
FHLB advances	275,000	300,000
Other borrowings	271,666	267,066
Junior subordinated debentures	54,568	54,419
Other liabilities	245,571	130,129
Total liabilities	16,187,774	15,873,031
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock (0 and 0 shares outstanding, respectively)	—	—
Common stock (41,284,003 and 41,190,677 shares outstanding, respectively)	413	412
Additional paid-in capital	1,964,764	1,959,193
Retained earnings	617,673	638,354
Accumulated other comprehensive loss	(250,752)	(212,576)
Total stockholders’ equity	2,332,098	2,385,383
Total liabilities and stockholders’ equity	$18,519,872	$18,258,414
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Income
Three and Nine Months Ended September 30, 2023 and 2022 (unaudited)
(Dollars in thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income:
Interest and fees on loans	$202,725	$160,160	$580,631	$427,765
Interest on taxable securities	7,674	8,306	23,323	24,908
Interest on nontaxable securities	2,558	2,655	7,747	7,729
Interest on interest-bearing deposits and other	9,787	2,566	27,513	4,846
Total interest income	222,744	173,687	639,214	465,248
Interest expense:
Interest on deposits	102,600	21,586	243,005	35,306
Interest on FHLB advances	6,054	443	29,903	786
Interest on other borrowings	3,808	3,635	12,248	10,986
Interest on junior subordinated debentures	1,233	749	3,480	1,749
Total interest expense	113,695	26,413	288,636	48,827
Net interest income	109,049	147,274	350,578	416,421
Provision for credit losses	340	3,100	650	1,657
Net interest income after provision for credit losses	108,709	144,174	349,928	414,764
Noninterest income:
Service charges on deposit accounts	3,568	3,194	10,436	8,996
Investment management fees	2,470	2,156	7,215	6,998
Mortgage banking revenue	1,774	2,179	5,646	7,695
Mortgage warehouse purchase program fees	555	596	1,414	2,285
Loss on sale of loans	(7)	—	(14)	(1,501)
(Loss) gain on sale and disposal of premises and equipment	(56)	(101)	345	(310)
Increase in cash surrender value of BOLI	1,465	1,350	4,252	3,987
Other	3,877	4,103	11,201	12,089
Total noninterest income	13,646	13,477	40,495	40,239
Noninterest expense:
Salaries and employee benefits	43,618	54,152	136,833	154,837
Occupancy	12,408	11,493	35,607	31,526
Communications and technology	6,916	6,545	21,202	18,276
FDIC assessment	3,653	1,749	10,171	4,831
Advertising and public relations	587	424	2,195	1,583
Other real estate owned (income) expenses, net	(253)	133	(482)	199
Impairment of other real estate	—	—	2,200	—
Amortization of other intangible assets	3,111	3,117	9,333	9,380
Litigation settlement	—	—	102,500	—
Professional fees	1,262	3,457	6,112	10,990
Other	10,032	10,663	30,748	28,493
Total noninterest expense	81,334	91,733	356,419	260,115
Income before taxes	41,021	65,918	34,004	194,888
Income tax expense	8,246	13,481	5,662	39,351
Net income	$32,775	$52,437	$28,342	$155,537
Basic earnings per share	$0.79	$1.27	$0.69	$3.71
Diluted earnings per share	$0.79	$1.27	$0.69	$3.71
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2023 and 2022 (unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$32,775	$52,437	$28,342	$155,537
Other comprehensive loss before tax:
Unrealized losses on securities:
Unrealized losses arising during the period, excluding the change attributable to available for sale securities reclassified to held to maturity	(47,756)	(58,857)	(47,994)	(267,832)
Tax effect	(10,029)	(12,360)	(10,079)	(56,245)
Unrealized losses arising during the period, net of tax, excluding the change attributable to available for sale securities reclassified to held to maturity	(37,727)	(46,497)	(37,915)	(211,587)
Change in net unamortized gains on available for sale securities reclassified into held to maturity securities	(5)	(6)	(15)	(16)
Tax effect	(1)	(1)	(3)	(3)
Change in net unamortized gains on available for sale securities reclassified into held to maturity securities, net of tax	(4)	(5)	(12)	(13)
Change in unrealized losses on securities, net of tax	(37,731)	(46,502)	(37,927)	(211,600)

Unrealized losses on derivative financial instruments:
Unrealized holding losses arising during the period	(1,720)	(4,068)	(3,347)	(11,088)
Tax effect	(361)	(854)	(703)	(2,328)
Unrealized losses arising during the period, net of tax	(1,359)	(3,214)	(2,644)	(8,760)
Reclassification of amount of losses recognized into income	1,113	321	3,032	78
Tax effect	234	67	637	16
Reclassification of amount of losses recognized into income, net of tax	879	254	2,395	62
Change in unrealized losses on derivative financial instruments	(480)	(2,960)	(249)	(8,698)
Other comprehensive loss, net of tax	(38,211)	(49,462)	(38,176)	(220,298)
Comprehensive (loss) income	$(5,436)	$2,975	$(9,834)	$(64,761)
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended September 30, 2023 and 2022 (unaudited)
(Dollars in thousands, except for par value, share and per share information)

	Preferred Stock $0.01 Par	Common Stock $0.01 Par Value		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Value 10 million shares authorized	100 million shares authorized
		Shares	Amount
Three Months Ended
Balance, June 30, 2023	$—	41,279,460	$413	$1,964,341	$600,829	$(212,541)	$2,353,042
Net income	—	—	—	—	32,775	—	32,775
Other comprehensive loss, net of tax	—	—	—	—	—	(38,211)	(38,211)
Common stock repurchased	—	(11,476)	—	—	(418)	—	(418)
Restricted stock forfeited	—	(1,123)	—	—	—	—	—
Restricted stock granted	—	17,142	—	—	—	—	—
Stock based compensation expense	—	—	—	423	—	—	423
Cash dividends ($0.38 per share)	—	—	—	—	(15,513)	—	(15,513)
Balance, September 30, 2023	$—	41,284,003	$413	$1,964,764	$617,673	$(250,752)	$2,332,098

Three Months Ended
Balance, June 30, 2022	$—	41,156,261	$412	$1,951,317	$578,201	$(165,595)	$2,364,335
Net income	—	—	—	—	52,437	—	52,437
Other comprehensive loss, net of tax	—	—	—	—	—	(49,462)	(49,462)
Common stock repurchased	—	(15,311)	—	—	(1,054)	—	(1,054)
Restricted stock forfeited	—	(2,755)	—	—	—	—	—
Restricted stock granted	—	26,811	—	—	—	—	—
Stock based compensation expense	—	—	—	3,779	—	—	3,779
Cash dividends ($0.38 per share)	—	—	—	—	(15,695)	—	(15,695)
Balance, September 30, 2022	$—	41,165,006	$412	$1,955,096	$613,889	$(215,057)	$2,354,340

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Continued)
Nine Months Ended September 30, 2023 and 2022 (unaudited)
(Dollars in thousands, except for par value, share and per share information)

	Preferred Stock $0.01 Par	Common Stock $0.01 Par Value		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Value 10 million shares authorized	100 million shares authorized
		Shares	Amount
Nine Months Ended
Balance, December 31, 2022	$—	41,190,677	$412	$1,959,193	$638,354	$(212,576)	$2,385,383
Net income	—	—	—	—	28,342	—	28,342
Other comprehensive loss, net of tax	—	—	—	—	—	(38,176)	(38,176)
Common stock repurchased	—	(38,739)	—	—	(2,057)	—	(2,057)
Restricted stock forfeited	—	(4,844)	—	—	—	—	—
Restricted stock granted	—	136,909	1	(1)	—	—	—
Stock based compensation expense	—	—	—	5,572	—	—	5,572
Cash dividends ($1.14 per share)	—	—	—	—	(46,966)	—	(46,966)
Balance, September 30, 2023	$—	41,284,003	$413	$1,964,764	$617,673	$(250,752)	$2,332,098

Nine Months Ended
Balance, December 31, 2021	$—	42,756,234	$428	$1,945,497	$625,484	$5,241	$2,576,650
Net income	—	—	—	—	155,537	—	155,537
Other comprehensive loss, net of tax	—	—	—	—	—	(220,298)	(220,298)
Common stock repurchased	—	(1,695,022)	(17)	—	(119,148)	—	(119,165)
Restricted stock forfeited	—	(7,301)	—	—	—	—	—
Restricted stock granted	—	111,095	1	(1)	—	—	—
Stock based compensation expense	—	—	—	9,600	—	—	9,600
Cash dividends ($1.14 per share)	—	—	—	—	(47,984)	—	(47,984)
Balance, September 30, 2022	$—	41,165,006	$412	$1,955,096	$613,889	$(215,057)	$2,354,340
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2023 and 2022 (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$28,342	$155,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	13,629	10,674
Accretion income recognized on loans	(3,013)	(8,825)
Amortization of other intangibles assets	9,333	9,380
Amortization of premium on securities, net	5,512	5,467
Amortization of discount and origination costs on borrowings	999	670
Stock based compensation expense	5,572	9,600
Excess tax expense (benefit) on restricted stock vested	216	(673)
FHLB stock dividends	(2,296)	(125)
(Gain) loss on sale and disposal of premises and equipment	(345)	310
Loss on sale of loans	14	1,501
Impairment of other real estate	2,200	—
Impairment of other assets	955	1,156
Deferred tax (benefit) expense	(17,841)	2,720
Provision for credit losses	650	1,657
Increase in cash surrender value of BOLI	(4,252)	(3,987)
Excess benefit claim on BOLI	(522)	(784)
Net gain on mortgage loans held for sale	(3,725)	(3,480)
Originations of loans held for sale	(208,360)	(237,105)
Proceeds from sale of loans held for sale	205,327	250,736
Net change in other assets	(682)	(19,050)
Net change in other liabilities	88,839	(26,751)
Net cash provided by operating activities	120,552	148,628
Cash flows from investing activities:
Investment securities available for sale:
Proceeds from maturities, calls and paydowns	102,747	7,167,979
Purchases	(9,018)	(7,281,181)
Investment securities held to maturity:
Purchases	—	(91,065)
Proceeds from maturities of certificates of deposit held in other banks	248	2,501
Proceeds from benefit claim of BOLI	1,242	1,344
Purchases of FHLB stock and other restricted stock	(79,084)	(830)
Proceeds from redemptions of FHLB stock and other restricted stock	79,320	3,167
Proceeds from sale of loans	4,188	19,333
Net loans originated held for investment	(166,699)	(1,669,267)
Originations of mortgage warehouse purchase loans	(8,510,472)	(11,284,831)
Proceeds from pay-offs of mortgage warehouse purchase loans	8,380,269	11,664,635
Additions to premises and equipment	(15,812)	(45,969)
Proceeds from sale of premises and equipment	681	174
Net cash used in investing activities	(212,390)	(1,514,010)

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
Nine Months Ended September 30, 2023 and 2022 (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2023	2022

Cash flows from financing activities:
Net decrease in demand deposits, money market and savings accounts	(2,284,130)	(608,272)
Net increase in time deposits	2,503,682	15,372
Proceeds from FHLB advances	12,595,000	275,000
Repayments of FHLB advances	(12,620,000)	(225,000)
Proceeds from other borrowings	100,000	111,000
Repayments of other borrowings	(96,250)	(128,000)
Repurchase of common stock	(2,057)	(119,165)
Dividends paid	(47,020)	(47,838)
Net cash provided by (used in) financing activities	149,225	(726,903)
Net change in cash and cash equivalents	57,387	(2,092,285)
Cash and cash equivalents at beginning of period	654,322	2,608,444
Cash and cash equivalents at end of period	$711,709	$516,159
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
Accounting standards codification: The Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC) is the officially recognized source of authoritative U.S. generally accepted accounting principles (GAAP) applicable to all public and non-public non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative.
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
Goodwill assessment: The Company's policy is to test goodwill for impairment annually on December 31 or on an interim basis if an event triggering impairment may have occurred. During the nine months ended September 30, 2023, the economic uncertainty and market volatility resulting from the rising interest rate environment and the recent banking crisis resulted in a decrease in the Company's stock price and market capitalization. Management believed such decrease was a triggering indicator requiring an interim goodwill impairment quantitative analysis for second quarter 2023. Based on an analysis performed, the Company's estimated fair value to a market participant as of June 30, 2023, exceeded its carrying amount resulting in no impairment charge for the period. During the third quarter 2023, management evaluated current conditions and concluded there have been no significant changes in the economic environment or future projections and therefore, believes that there has been no further decline in the Company's fair value as of September 30, 2023. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes.

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
Earnings per share: Basic earnings per common share is calculated as net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. The unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under participating nonvested restricted stock awards as well as performance stock units (PSUs). The participating nonvested restricted stock awards were not included in dilutive shares as they were anti-dilutive for the three and nine months ended September 30, 2023 and 2022. Proceeds from the assumed exercise of dilutive participating nonvested restricted stock awards and PSUs are assumed to be used to repurchase common stock at the average market price.
The following table presents a reconciliation of net income available to common shareholders and the number of shares used in the calculation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic earnings per share:
Net income	$32,775	$52,437	$28,342	$155,537
Less:
Undistributed earnings (loss) allocated to participating securities	31	277	(43)	843
Dividends paid on participating securities	29	118	110	374
Net income available to common shareholders	$32,715	$52,042	$28,275	$154,320
Weighted average basic shares outstanding	41,209,088	40,856,786	41,166,274	41,557,304
Basic earnings per share	$0.79	$1.27	$0.69	$3.71
Diluted earnings per share:
Net income available to common shareholders	$32,715	$52,042	$28,275	$154,320
Total weighted average basic shares outstanding	41,209,088	40,856,786	41,166,274	41,557,304
Add dilutive performance stock units	96,070	86,404	91,025	80,521
Total weighted average diluted shares outstanding	41,305,158	40,943,190	41,257,299	41,637,825
Diluted earnings per share	$0.79	$1.27	$0.69	$3.71
Anti-dilutive participating securities	18,639	100,019	36,484	125,664

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

	Nine Months Ended September 30,
	2023	2022
Cash transactions:
Interest expense paid	$263,694	$50,154
Income taxes paid	$18,781	$33,638
Noncash transactions:
Deferred dividend equivalents	$(54)	$146
Transfer of loans to other real estate owned	$—	$23,900
Transfer of securities available for sale to held to maturity	$—	$117,583
Right-of-use assets obtained in exchange for lease liabilities	$6,625	$4,011
Loans purchased, not yet settled	$19,095	$5,898
Transfer of bank premises to other real estate	$805	$—

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Note 3. Securities
Securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at September 30, 2023 and December 31, 2022 are as follows:

	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
September 30, 2023
U.S. treasuries	$236,068	$—	$(19,600)	$216,468
Government agency securities	467,813	—	(93,721)	374,092
Obligations of state and municipal subdivisions	246,890	17	(22,205)	224,702
Corporate bonds	43,000	—	(7,563)	35,437
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	858,269	—	(163,564)	694,705
Other securities	500	—	—	500
	$1,852,540	$17	$(306,653)	$1,545,904

December 31, 2022
U.S. treasuries	$259,675	$—	$(20,265)	$239,410
Government agency securities	468,994	—	(84,479)	384,515
Obligations of state and municipal subdivisions	264,419	106	(13,294)	251,231
Corporate bonds	43,000	—	(5,795)	37,205
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	913,388	9	(134,924)	778,473
Other securities	950	—	—	950
	$1,950,426	$115	$(258,757)	$1,691,784

Securities Held to Maturity
September 30, 2023
Obligations of state and municipal subdivisions	$205,689	$—	$(57,188)	$148,501

December 31, 2022
Obligations of state and municipal subdivisions	$207,059	$—	$(44,820)	$162,239
____________
(1)    Excludes accrued interest receivable of $6,610 and $7,702 on available for sale and $915 and $2,697 on held to maturity securities at September 30, 2023 and December 31, 2022, respectively, that is recorded in other assets on the accompanying consolidated balance sheets.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The amortized cost and estimated fair value of securities at September 30, 2023, by contractual maturity, are shown below. Maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2023
	Available for Sale		Held to Maturity
	Amortized Cost (1)	Fair Value	Amortized Cost (1)	Fair Value
Due in one year or less	$79,113	$77,754	$—	$—
Due from one year to five years	322,219	294,567	—	—
Due from five to ten years	440,774	358,011	—	—
Thereafter	152,165	120,867	205,689	148,501
	994,271	851,199	205,689	148,501
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	858,269	694,705	—	—
	$1,852,540	$1,545,904	$205,689	$148,501
____________
(1)    Excludes accrued interest receivable of $6,610 on available for sale and $915 on held to maturity securities at September 30, 2023, that is recorded in other assets on the accompanying consolidated balance sheets.
Securities with a fair value of approximately $863,921 and $1,168,006 at September 30, 2023 and December 31, 2022, respectively, were pledged primarily to secure deposits.
There were no sales of securities during the three and nine months ended September 30, 2023 and 2022.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The number of securities, unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2023 and December 31, 2022, are summarized as follows:

	Less Than 12 Months			Greater Than 12 Months			Total
Description of Securities	Number of Securities	Estimated Fair Value	Unrealized Losses	Number of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Securities Available for Sale
September 30, 2023
U.S. treasuries	—	$—	$—	33	$216,468	$(19,600)	$216,468	$(19,600)
Government agency securities	—	—	—	74	374,092	(93,721)	374,092	(93,721)
Obligations of state and municipal subdivisions	116	75,008	(2,689)	236	147,528	(19,516)	222,536	(22,205)
Corporate bonds	—	—	—	11	32,437	(7,563)	32,437	(7,563)
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	4	8,602	(910)	348	686,103	(162,654)	694,705	(163,564)
	120	$83,610	$(3,599)	702	$1,456,628	$(303,054)	$1,540,238	$(306,653)
December 31, 2022
U.S. treasuries	13	$106,849	$(3,923)	23	$132,561	$(16,342)	$239,410	$(20,265)
Government agency securities	13	63,451	(7,533)	62	321,064	(76,946)	384,515	(84,479)
Obligations of state and municipal subdivisions	339	209,395	(9,068)	9	17,034	(4,226)	226,429	(13,294)
Corporate bonds	8	23,584	(4,416)	3	10,621	(1,379)	34,205	(5,795)
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	226	266,756	(25,377)	129	511,207	(109,547)	777,963	(134,924)
	599	$670,035	$(50,317)	226	$992,487	$(208,440)	$1,662,522	$(258,757)

Securities Held to Maturity
September 30, 2023
Obligations of state and municipal subdivisions	1	$6,687	$(365)	42	$141,814	$(56,823)	$148,501	$(57,188)

December 31, 2022
Obligations of state and municipal subdivisions	22	$98,475	$(21,210)	21	$63,764	$(23,610)	$162,239	$(44,820)
The Company's securities classified as available for sale and held to maturity are evaluated for expected credit losses by applying the appropriate expected credit losses methodology in accordance with ASC Topic 326, "Financial Instruments - Credit Losses." At September 30, 2023, management's review of all securities at an unrealized loss position determined that the losses resulted from factors not related to credit quality. This conclusion is based on management's analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors for each security type in our portfolio.
The unrealized losses on available for sale securities are generally due to increases in market interest rates. Furthermore, the Company has the intent to hold the available for sale securities until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their cost basis. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. As such, there is no allowance for credit losses on available for sale securities recognized as of September 30, 2023.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The Company's held to maturity securities include taxable and tax-exempt municipal securities issued primarily by school districts, utility districts and municipalities. With regard to securities issued by state and municipal subdivisions, management considers issuer bond ratings, historical loss rates for given bond ratings, whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, internal forecasts and whether or not such securities are guaranteed. A significant portion of the Company's held to maturity securities are guaranteed or insured. Furthermore, as of September 30, 2023, there were no past due principal or interest payments associated with these securities. As such, no allowance for credit losses has been recorded on held to maturity securities as of September 30, 2023.

Note 4. Loans, Net and Allowance for Credit Losses on Loans
Loans, net, at September 30, 2023 and December 31, 2022, consisted of the following:

	September 30,	December 31,
	2023	2022
Commercial	$2,208,032	$2,240,959
Mortgage warehouse purchase loans	442,302	312,099
Real estate:
Commercial	8,088,783	7,817,447
Commercial construction, land and land development	1,156,877	1,231,071
Residential	1,634,896	1,592,859
Single-family interim construction	491,051	508,839
Agricultural	121,883	124,422
Consumer	79,580	81,667
Total loans (1)	14,223,404	13,909,363
Allowance for credit losses	(148,249)	(148,787)
Total loans, net (1)	$14,075,155	$13,760,576
____________
(1)    Excludes accrued interest receivable of $50,835 and $48,815 at September 30, 2023 and December 31, 2022, respectively, that is recorded in other assets on the accompanying consolidated balance sheets.
Loans with carrying amounts of $7,990,175 and $7,246,087 at September 30, 2023 and December 31, 2022, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity and Federal Reserve Bank discount window borrowing capacity.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The commercial loan portfolio includes loans made to customers in the energy industry, which is a complex, technical and cyclical industry. Experienced bankers with specialized energy lending experience originate our energy loans. Companies in this industry produce, extract, develop, exploit and explore for oil and natural gas. Loans are primarily collateralized with proven producing oil and gas reserves based on a technical evaluation of these reserves. At September 30, 2023 and December 31, 2022, there were approximately $613,887 and $574,698, of energy related loans outstanding, respectively.
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
Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. Management monitors the diversification of the portfolio on a quarterly basis by type and geographic location. Management also tracks the level of owner occupied property versus non-owner occupied property. At September 30, 2023, the portfolio consisted of approximately 22% of owner occupied property.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Most of the Company’s lending activity occurs within the state of Texas, primarily in the north, central and southeast Texas regions and the state of Colorado, specifically along the Front Range area. As of September 30, 2023, loans in the Colorado region represented about 27% of the total portfolio. A large percentage of the Company’s portfolio consists of commercial and residential real estate loans. As of September 30, 2023 and December 31, 2022, there were no concentrations of loans related to a single industry in excess of 10% of total loans.
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
Loans requiring an individual evaluation are generally identified at the servicing officer level based on review of weekly past due reports and/or the loan officer’s communication with borrowers. In addition, the status of past due loans are routinely discussed within each lending region as well as credit committee meetings to determine if classification is warranted. The Company’s internal loan review department has implemented an internal risk-based loan review process to identify potential internally classified loans that supplements the independent external loan review. Independent loan reviews cover a wide range of the loan portfolio, including large lending relationships, specifically targeted loan types, and if applicable recently acquired loan portfolios. These reviews include analysis of borrower’s financial condition, payment histories, review of loan documentation and collateral values to determine if a loan should be internally classified. Generally, once classified, an analysis is completed by the credit department to determine the amount of allocated allowance for credit loss required. Expected credit losses for collateral dependent loans, including loans where the borrower is experiencing financial difficulty but foreclosure is not probable, are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.
Following unprecedented declines caused by the pandemic and volatile energy prices, the Texas economy, specifically in the Company’s lending areas of north, central and southeast Texas, continued to expand at a modest pace through the third quarter of 2023, while the Colorado economy remained stable. Solid growth was seen in the nonfinancial services sector, while retail sales were flat and activity in the manufacturing, energy and financial services sectors declined. Housing demand was mixed and agricultural conditions depressed. Consumer spending continued to expand at a moderate pace, with robust leisure travel offset somewhat by tepid retail sales growth. The U.S. banking system is strong and resilient. Tighter credit conditions for households and businesses are likely to weigh on economic activity, hiring and inflation. Outlooks were fairly stable, though uncertainty persists around continuing impact of higher interest rates. The implications for the U.S. economy are highly uncertain, and the war in Ukraine and related events as well as the unprecedented attacks in Israel by Palestinian militant group Hamas have created additional upward pressure on inflation and are weighing on economic activity and may have far-reaching impacts on energy and food markets, global trade and geopolitical relationships. Inflation remains elevated, reflecting supply and demand imbalances, higher food and energy prices and broader price pressures. The risk of loss associated with all segments of the portfolio could increase due to these factors.
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
During the second quarter 2023, the Company updated and performed a recalibration of its credit loss models to enhance model performance reliability. The overall impact of the model changes as described below mainly resulted in reclassifications of provision expense between the loan pools. While the fundamental modeling methodologies remain unchanged, the updates included (1) consolidation of the energy loans into the commercial and industrial risk pool as a result of similarities in risk characteristics observed in recent history, (2) correlation of the loss rate model to new peer group loss history data which resulted in changes to certain loan pool macroeconomic variables (MEVs) further diversifying the variables used in the model, (3) changes to the qualitative factor model to address the volatility of past dues and risk grades by incorporating a four quarter rolling average to the assessed risk level, and (4) adjustment to the unfunded commitments utilization model to bifurcate the single-family residential and commercial construction portfolio loan pools into various sub pools to better correlate their utilization rates.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The following is a summary of the activity in the allowance for credit losses on loans by class for the three and nine months ended September 30, 2023 and 2022:

	Commercial	Commercial Real Estate	Commercial Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Total
Three months ended September 30, 2023
Balance at beginning of period	$34,581	$54,079	$33,462	$6,047	$18,333	$830	$472	$147,804
Provision for credit losses	(491)	6,544	(3,704)	180	(1,578)	(11)	(58)	882
Charge-offs	(525)	—	—	—	—	(6)	—	(531)
Recoveries	69	—	20	—	—	5	—	94
Balance at end of period	$33,634	$60,623	$29,778	$6,227	$16,755	$818	$414	$148,249

Nine months ended September 30, 2023
Balance at beginning of period	$54,037	$61,078	$17,696	$3,450	$11,817	$207	$502	$148,787
Provision for credit losses	(20,731)	(455)	13,167	2,777	4,938	612	(79)	229
Charge-offs	(593)	—	(1,196)	—	—	(6)	(9)	(1,804)
Recoveries	921	—	111	—	—	5	—	1,037
Balance at end of period	$33,634	$60,623	$29,778	$6,227	$16,755	$818	$414	$148,249

Three months ended September 30, 2022
Balance at beginning of period	$53,303	$53,846	$24,186	$3,114	$9,225	$105	$391	$144,170
Provision for credit losses	(2,307)	6,565	(1,921)	(329)	1,471	37	4	3,520
Charge-offs	(273)	(1,187)	—	—	—	—	—	(1,460)
Recoveries	84	—	—	81	—	—	—	165
Balance at end of period	$50,807	$59,224	$22,265	$2,866	$10,696	$142	$395	$146,395

Nine months ended September 30, 2022
Balance at beginning of period	$49,747	$65,110	$23,861	$2,192	$7,222	$106	$468	$148,706
Provision for credit losses	1,345	(1,727)	(1,596)	599	3,474	36	(63)	2,068
Charge-offs	(726)	(4,159)	—	(6)	—	—	(10)	(4,901)
Recoveries	441	—	—	81	—	—	—	522
Balance at end of period	$50,807	$59,224	$22,265	$2,866	$10,696	$142	$395	$146,395
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific credit loss allocations, by loan class as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
Commercial	$20,638	$11,845	$21,981	$8,378
Commercial real estate	12,419	1,325	12,303	1,209
Commercial construction, land and land development	—	—	—	—
Residential real estate	—	—	—	—
Single-family interim construction	189	60	189	43
Agricultural	—	—	—	—
Consumer	—	—	—	—
	$33,246	$13,230	$34,473	$9,630
Nonperforming loans by loan class at September 30, 2023 and December 31, 2022 are summarized as follows:

	Commercial	Commercial Real Estate	Commercial Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Total
September 30, 2023
Nonaccrual loans (1)	$21,197	$13,361	$11	$1,573	$189	$—	$6	$36,337
Loans past due 90 days and still accruing	252	396	1,120	320	—	—	—	2,088
Total nonperforming loans (2)	$21,449	$13,757	$1,131	$1,893	$189	$—	$6	$38,425
December 31, 2022
Nonaccrual loans (1)	$22,565	$13,393	$15	$1,582	$189	$—	$8	$37,752
Loans past due 90 days and still accruing	5	—	—	838	—	—	—	843
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	—	1,435	—	59	—	—	—	1,494
Total nonperforming loans	$22,570	$14,828	$15	$2,479	$189	$—	$8	$40,089
____________
(1)    There are $22 and $125 in loans on nonaccrual without an allowance for credit loss as of September 30, 2023 and December 31, 2022, respectively. Additionally, no interest income was recognized on nonaccrual loans. No significant amounts of accrued interest was reversed during the three and nine months ended September 30, 2023 and 2022.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Occasionally, the Company modifies loans to borrowers in financial distress by providing certain concessions, such as principal forgiveness, term extension, an other-than-insignificant payment delay, an interest rate reduction, or a combination of such concessions. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. During the three and nine months ended September 30, 2023, the Company did not provide any modifications under these circumstances to borrowers experiencing financial difficulty.
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents information regarding the aging of past due loans by loan class as of September 30, 2023 and as of December 31, 2022:

	Loans 30-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Loans
September 30, 2023
Commercial	$543	$5,330	$5,873	$2,202,159	$2,208,032
Mortgage warehouse purchase loans	—	—	—	442,302	442,302
Commercial real estate	12,278	12,815	25,093	8,063,690	8,088,783
Commercial construction, land and land development	294	1,120	1,414	1,155,463	1,156,877
Residential real estate	1,235	645	1,880	1,633,016	1,634,896
Single-family interim construction	919	189	1,108	489,943	491,051
Agricultural	37	—	37	121,846	121,883
Consumer	116	4	120	79,460	79,580
	$15,422	$20,103	$35,525	$14,187,879	$14,223,404
December 31, 2022
Commercial	$1,005	$5,629	$6,634	$2,234,325	$2,240,959
Mortgage warehouse purchase loans	—	—	—	312,099	312,099
Commercial real estate	13,093	449	13,542	7,803,905	7,817,447
Commercial construction, land and land development	2,820	—	2,820	1,228,251	1,231,071
Residential real estate	4,702	1,346	6,048	1,586,811	1,592,859
Single-family interim construction	—	189	189	508,650	508,839
Agricultural	—	—	—	124,422	124,422
Consumer	214	8	222	81,445	81,667
	$21,834	$7,621	$29,455	$13,879,908	$13,909,363

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
Management considers the guidance in ASC 310-20 when determining whether a modification, extension or renewal of a loan constitutes a current period origination. Generally, current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. The following summarizes the amortized cost basis of loans by year of origination/renewal and credit quality indicator by class of loan as of September 30, 2023 and December 31, 2022:

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination or Renewal						Revolving Loans
September 30, 2023	2023	2022	2021	2020	2019	Prior			Total
Commercial
Pass	$165,982	$239,581	$306,149	$91,368	$103,445	$168,927	$1,011,202	$654	$2,087,308
Pass/Watch	193	8,562	10,223	129	95	9,485	15,943	—	44,630
Special Mention	206	—	14,417	89	3,032	207	5,885	1,151	24,987
Substandard	7,501	7,934	20,885	326	2,753	1,018	7,074	3,616	51,107
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial	$173,882	$256,077	$351,674	$91,912	$109,325	$179,637	$1,040,104	$5,421	$2,208,032

Current period gross write-offs	$285	$—	$272	$5	$4	$27	$—	$—	$593

Mortgage warehouse purchase loans
Pass	$442,302	$—	$—	$—	$—	$—	$—	$—	$442,302
Pass/Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total mortgage warehouse purchase loans	$442,302	$—	$—	$—	$—	$—	$—	$—	$442,302

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination or Renewal						Revolving Loans
September 30, 2023	2023	2022	2021	2020	2019	Prior			Total
Commercial real estate
Pass	$670,557	$2,606,179	$1,933,507	$928,564	$556,398	$858,411	$67,205	$4,239	$7,625,060
Pass/Watch	16,468	65,784	55,831	44,754	20,893	59,370	1	—	263,101
Special Mention	10,664	33,000	21,079	4,333	12,508	6,916	—	351	88,851
Substandard	12,778	28,727	54,656	4,798	3,698	7,114	—	—	111,771
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$710,467	$2,733,690	$2,065,073	$982,449	$593,497	$931,811	$67,206	$4,590	$8,088,783

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial construction, land and land development
Pass	$297,204	$447,008	$244,936	$72,496	$7,031	$15,607	$13,329	$75	$1,097,686
Pass/Watch	11,294	14,018	34	7,151	—	61	1	—	32,559
Special Mention	4,853	—	21,278	464	—	—	—	—	26,595
Substandard	—	26	—	—	—	11	—	—	37
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction, land and land development	$313,351	$461,052	$266,248	$80,111	$7,031	$15,679	$13,330	$75	$1,156,877

Current period gross write-offs	$—	$—	$1,196	$—	$—	$—	$—	$—	$1,196

Residential real estate
Pass	$133,726	$509,169	$367,164	$222,789	$141,320	$180,665	$64,676	$236	$1,619,745
Pass/Watch	—	363	840	2,919	1,690	1,936	85	—	7,833
Special Mention	—	—	—	—	1,075	1,028	—	265	2,368
Substandard	472	675	18	506	216	3,015	48	—	4,950
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total residential real estate	$134,198	$510,207	$368,022	$226,214	$144,301	$186,644	$64,809	$501	$1,634,896

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Single-family interim construction
Pass	$215,748	$188,763	$25,203	$—	$—	$—	$57,693	$—	$487,407
Pass/Watch	2,535	919	—	—	—	—	1	—	3,455
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	189	—	—	—	—	—	189
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total single-family interim construction	$218,283	$189,682	$25,392	$—	$—	$—	$57,694	$—	$491,051

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination or Renewal						Revolving Loans
September 30, 2023	2023	2022	2021	2020	2019	Prior			Total
Agricultural
Pass	$14,127	$46,282	$22,843	$11,776	$3,529	$11,730	$9,302	$—	$119,589
Pass/Watch	—	2,275	—	—	—	—	—	—	2,275
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	19	—	—	19
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total agricultural	$14,127	$48,557	$22,843	$11,776	$3,529	$11,749	$9,302	$—	$121,883

Current period gross write-offs	$—	$5	$1	$—	$—	$—	$—	$—	$6

Consumer
Pass	$5,416	$4,082	$1,623	$8,313	$1,320	$175	$56,323	$99	$77,351
Pass/Watch	—	306	1,917	—	—	—	—	—	2,223
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	2	—	—	4	—	—	6
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total consumer	$5,416	$4,388	$3,542	$8,313	$1,320	$179	$56,323	$99	$79,580

Current period gross write-offs	$—	$9	$—	$—	$—	$—	$—	$—	$9

Total loans
Pass	$1,945,062	$4,041,064	$2,901,425	$1,335,306	$813,043	$1,235,515	$1,279,730	$5,303	$13,556,448
Pass/Watch	30,490	92,227	68,845	54,953	22,678	70,852	16,031	—	356,076
Special Mention	15,723	33,000	56,774	4,886	16,615	8,151	5,885	1,767	142,801
Substandard	20,751	37,362	75,750	5,630	6,667	11,181	7,122	3,616	168,079
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total loans	$2,012,026	$4,203,653	$3,102,794	$1,400,775	$859,003	$1,325,699	$1,308,768	$10,686	$14,223,404

Current period gross write-offs	$285	$14	$1,469	$5	$4	$27	$—	$—	$1,804

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination or Renewal						Revolving Loans
December 31, 2022	2022	2021	2020	2019	2018	Prior			Total
Commercial
Pass	$297,800	$347,801	$126,390	$112,887	$51,623	$153,435	$1,031,483	$1,173	$2,122,592
Pass/Watch	8	14,790	155	188	1,812	7,934	8,216	5,907	39,010
Special Mention	234	4,821	101	1,485	—	144	8,646	20	15,451
Substandard	394	35,950	398	9,191	55	7,037	10,840	41	63,906
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial	$298,436	$403,362	$127,044	$123,751	$53,490	$168,550	$1,059,185	$7,141	$2,240,959

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

Note 5. Federal Home Loan Bank Advances
At September 30, 2023, the Company has advances from the FHLB of Dallas under note payable arrangements that mature in October 2023. Interest payments on these notes are made monthly. The weighted average interest rate of all notes was 5.49% and 2.42% at September 30, 2023 and December 31, 2022, respectively. The balances outstanding on these advances were $275,000 and $300,000 at September 30, 2023 and December 31, 2022, respectively.

The advances are secured by $21,973 of FHLB stock owned by the Company and a blanket lien on certain loans along with specific listed loans for an aggregate available carrying value of $6,654,177 at September 30, 2023. The Company had remaining credit available under the FHLB advance program of $4,924,806 at September 30, 2023.
At September 30, 2023, the Company had $1,443,300 in undisbursed advance commitments (letters of credit) with the FHLB. As of September 30, 2023, these commitments mature on various dates from October 2023 through July 2025. The FHLB letters of credit were obtained in lieu of pledging securities to secure public fund deposits that are over the FDIC insurance limit. At September 30, 2023, there were no disbursements against the advance commitments.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Note 6. Other Borrowings
Other borrowings totaled $271,666 and $267,066 at September 30, 2023 and December 31, 2022, respectively.
On March 31, 2023, the Company redeemed $30,000 of its outstanding 5.00% fixed-to-floating rate subordinated debentures due December 31, 2027.
There were $33,750 borrowings outstanding as of September 30, 2023 and no borrowings outstanding as of December 31, 2022 against the Company's revolving line of credit.

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
At September 30, 2023 and December 31, 2022, the approximate amounts of these financial instruments were as follows:

	September 30,	December 31,
	2023	2022
Commitments to extend credit	$2,917,204	$3,291,409
Standby letters of credit	29,046	24,135
	$2,946,250	$3,315,544
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
The allowance for credit losses on off-balance sheet commitments was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$4,907	$4,731	$3,944	$4,722
Provision for off-balance sheet credit exposure	(542)	(420)	421	(411)
Balance at end of period	$4,365	$4,311	$4,365	$4,311
Litigation
The Bank is a party to a legal proceeding inherited in connection with its acquisition of BOH Holdings, Inc. and its subsidiary, Bank of Houston (BOH). On February 27, 2023, the Bank entered into a settlement in principle with the plaintiffs and executed a settlement agreement on March 7, 2023. The settlement and bar orders were approved by the Court on August 8, 2023. Once the litigation is dismissed, the Bank, as described in the settlement agreement, will make a one-time cash payment of $100,000 to the court appointed receiver to settle the case and to resolve all current and potential future claims. Such settlement, which is expected to be paid in fourth quarter 2023 or first quarter 2024, is recognized as litigation settlement expense on the accompanying income statement as well as $2,500 in legal and other fees associated with the litigation and settlement.
In addition, the Company is involved in other legal actions arising from normal business activities. Management believes that the outcome of such proceedings will not materially affect the financial position, results of operations or cash flows of the Company.

Note 8. Income Taxes
Income tax expense for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income tax expense for the period	$8,246	$13,481	$5,662	$39,351
Effective tax rate	20.1%	20.5%	16.7%	20.2%
The effective tax rates for 2023 and 2022 differ from the statutory federal tax rate of 21% largely due to tax exempt interest income earned on certain investment securities and loans, the nontaxable earnings on bank owned life insurance, nondeductible compensation, and state income tax. In addition, the effective rate for the nine months ended September 30, 2023 is lower due to the litigation settlement that occurred in first quarter 2023.

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Assets and Liabilities Measured on a Recurring Basis
The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of September 30, 2023 and December 31, 2022 by level within the ASC Topic 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2023
Assets:
Investment securities available for sale:
U.S. treasuries	$216,468	$—	$216,468	$—
Government agency securities	374,092	—	374,092	—
Obligations of state and municipal subdivisions	224,702	—	224,702	—
Corporate bonds	35,437	—	35,437	—
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	694,705	—	694,705	—
Other securities	500	—	500	—
Loans held for sale, fair value option elected (1)	10,499	—	10,499	—
Derivative financial instruments:
Interest rate lock commitments	353	—	353	—
Forward mortgage-backed securities trades	71	—	71	—
Financial institution counterparty	14,331	—	14,331	—
Liabilities:
Derivative financial instruments:
Interest rate swaps - cash flow hedge	11,583	—	11,583	—
Forward mortgage-backed securities trades	13	—	13	—
Loan customer counterparty	14,176	—	14,176	—

December 31, 2022
Assets:
Investment securities available for sale:
U.S. treasuries	$239,410	$—	$239,410	$—
Government agency securities	384,515	—	384,515	—
Obligations of state and municipal subdivisions	251,231	—	251,231	—
Corporate bonds	37,205	—	37,205	—
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	778,473	—	778,473	—
Other securities	950	—	950	—
Loans held for sale, fair value option elected (1)	10,612	—	10,612	—
Derivative financial instruments:
Interest rate lock commitments	294	—	294	—
Forward mortgage-backed securities trades	98	—	98	—
Financial institution counterparty	13,968	—	13,968	—
Liabilities:
Derivative financial instruments:
Interest rate swaps - cash flow hedge	11,283	—	11,283	—
Interest rate lock commitments	6	—	6	—
Forward mortgage-backed securities trades	11	—	11	—
Loan customer counterparty	13,788	—	13,788	—
__________
(1)    At September 30, 2023 and December 31, 2022, loans held for sale for which the fair value option was elected had an aggregate outstanding principal balance of $10,272 and $10,330, respectively. There were no mortgage loans held for sale under the fair value option that were 90 days or greater past due or on nonaccrual at September 30, 2023.

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Assets and Liabilities Measured on a Nonrecurring Basis
In accordance with ASC Topic 820, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at September 30, 2023 and December 31, 2022, for which a nonrecurring change in fair value has been recorded:

		Fair Value Measurements at Reporting Date Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Period Ended Total (Gains) Losses
September 30, 2023
Assets:
Individually evaluated loans	$5,359	$—	$—	$5,359	$3,552
Other real estate owned	22,505	—	—	22,505	3,037

December 31, 2022
Assets:
Individually evaluated loans	$8,527	$—	$—	$8,527	$3,505
Other real estate owned	23,900	—	—	23,900	3,548
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
In addition, mortgage loans held for sale not recorded under the fair value option are required to be measured at the lower of cost or fair value. The fair value of these loans is based upon binding quotes or bids from third party investors. As of September 30, 2023 and December 31, 2022, all mortgage loans held for sale not recorded under the fair value option were recorded at cost.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Fair Value of Financial Instruments not Recorded at Fair Value
The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instruments that are reported at amortized cost on the Company's consolidated balance sheets were as follows at September 30, 2023 and December 31, 2022:

			Fair Value Measurements at Reporting Date Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2023
Financial assets:
Cash and cash equivalents	$711,709	$711,709	$711,709	$—	$—
Certificates of deposit held in other banks	248	241	—	241	—
Investment securities held to maturity	205,689	148,501	—	148,501	—
Loans held for sale, at cost	7,569	7,734	—	7,734	—
Loans, net	14,075,155	13,824,742	—	—	13,824,742
FHLB of Dallas stock and other restricted stock	25,496	25,496	—	25,496	—
Accrued interest receivable	58,780	58,780	—	58,780	—
Financial liabilities:
Deposits	15,340,969	15,296,064	—	15,296,064	—
Accrued interest payable	34,546	34,546	—	34,546	—
FHLB advances	275,000	275,014	—	275,014	—
Other borrowings	271,666	253,625	—	253,625	—
Junior subordinated debentures	54,568	58,789	—	58,789	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2022
Financial assets:
Cash and cash equivalents	$654,322	$654,322	$654,322	$—	$—
Certificates of deposit held in other banks	496	486	—	486	—
Investment securities held to maturity	207,059	162,239	—	162,239	—
Loans held for sale, at cost	698	710	—	710	—
Loans, net	13,760,576	13,450,582	—	—	13,450,582
FHLB of Dallas stock and other restricted stock	23,436	23,436	—	23,436	—
Accrued interest receivable	59,214	59,214	—	59,214	—
Financial liabilities:
Deposits	15,121,417	15,063,025	—	15,063,025	—
Accrued interest payable	9,604	9,604	—	9,604	—
FHLB advances	300,000	246,519	—	246,519	—
Other borrowings	267,066	258,800	—	258,800	—
Junior subordinated debentures	54,419	53,969	—	53,969	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

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
The Company's objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company has two interest rate swap derivatives with an aggregated notional amount of $100,000 that were designated as cash flow hedges. The derivatives are intended to hedge the variable cash flows associated with certain existing variable-interest rate loans and were determined to be effective during the three and nine months ended September 30, 2023.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest income in the same period that the hedged transaction affects earnings. Amounts of losses recognized in accumulated other comprehensive income related to derivatives was $1,359 and $2,644, net of tax, and the amounts of losses that were reclassified to interest income as interest payments were made on the Company’s variable-rate loans was $879 and $2,395, net of tax, during and for the three and nine months ended September 30, 2023, respectively. Amounts of losses recognized in accumulated other comprehensive income related to derivatives was $3,214 and $8,760, net of tax, and the amounts of losses that were reclassified to interest income as interest payments were received on the Company’s variable-rate loans was $254 and $62, net of tax, during and for the three and nine months ended September 30, 2022, respectively. During the next twelve months, the Company estimates that $4,320 will be reclassified as a decrease to interest income.
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
The following table provides the outstanding notional balances and fair values of outstanding derivative positions at September 30, 2023 and December 31, 2022:

	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
September 30, 2023
Derivatives designated as hedging instruments:
Interest rate swaps - cash flow hedge	$100,000	$—	$11,583
Derivatives not designated as hedging instruments:
Interest rate lock commitments	20,111	353	—
Forward mortgage-backed securities trades	21,000	71	13
Commercial loan interest rate swaps:
Loan customer counterparty	202,915	—	14,176
Financial institution counterparty	202,915	14,331	—

December 31, 2022
Derivatives designated as hedging instruments:
Interest rate swaps - cash flow hedge	$100,000	$—	$11,283
Derivatives not designated as hedging instruments:
Interest rate lock commitments	15,476	294	6
Forward mortgage-backed securities trades	18,500	98	11
Commercial loan interest rate swaps:
Loan customer counterparty	183,183	—	13,788
Financial institution counterparty	183,183	13,968	—
The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding were as follows:

	Weighted Average Interest Rate
	September 30, 2023		December 31, 2022
	Received	Paid	Received	Paid
Loan customer counterparty	4.53%	7.86%	4.12%	6.72%

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The credit exposure related to interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $14,331 and $13,968 at September 30, 2023 and December 31, 2022, respectively. In some cases, collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. At September 30, 2023 and December 31, 2022, cash of $11,462 and $10,394, respectively, and securities of $449 and $509, respectively, were pledged as collateral for these derivatives, respectively, and counterparties had deposited $3,550 of cash with the Company as of September 30, 2023.
The Company has entered into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which the Company is either a participant or a lead bank. Risk participation agreements entered into as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. The Company is party to one risk participation agreement as a participant bank having a notional amount of $1,481 at September 30, 2023. Risk participation agreements entered into as the lead bank provide credit protection to the Company should the borrower fail to perform on its interest rate derivative contract. The Company is party to one risk participation agreement as the lead bank having a notional amount of $8,877 at September 30, 2023.
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
A summary of derivative activity and the related impact on the consolidated statements of income for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Income Statement Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Derivatives designated as hedging instruments
Interest rate swaps - cash flow hedges	Interest and fees on loans	$(1,119)	$(326)	$(3,048)	$(93)
Derivatives not designated as hedging instruments
Interest rate lock commitments	Mortgage banking revenue	5	(544)	65	(957)
Forward mortgage-backed securities trades	Mortgage banking revenue	(33)	470	(29)	458

Note 11. Stock Awards
The Company grants common stock awards to certain employees of the Company. In May 2022, the shareholders of the Company approved the 2022 Equity Incentive Plan (2022 Plan). Under this plan, the Compensation Committee may grant awards to certain employees of the Company in the form of restricted stock, restricted stock units, stock appreciation rights, qualified and nonqualified stock options, performance share awards and other equity-based awards. Effective with the adoption of the 2022 Plan, no further awards will be granted under the prior 2013 Equity Incentive Plan (2013 Plan). Awards outstanding under the 2013 Plan will remain in effect under the prior plan according to their respective terms and any terminated 2013 Plan awards will be available for awards under the 2022 Plan in accordance with the 2022 Plan's provisions. The 2022 Plan has 1,500,000 reserved shares of common stock to be awarded by the Company’s Compensation Committee. As of September 30, 2023, there were 1,365,752 shares remaining available for grant for future awards.

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
Restricted Stock Awards
The following table summarizes the activity in nonvested restricted stock awards for the nine months ended September 30, 2023 and 2022:

Restricted Stock Awards	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2022	309,015	$60.12
Granted during the period	136,909	56.99
Vested during the period	(144,677)	58.64
Forfeited during the period	(4,844)	62.81
Nonvested shares, September 30, 2023	296,403	$59.36

Nonvested shares, December 31, 2021	363,551	$53.14
Granted during the period	111,095	72.55
Vested during the period	(161,936)	53.83
Forfeited during the period	(7,301)	55.06
Nonvested shares, September 30, 2022	305,409	$59.79
Compensation expense related to these awards is recorded based on the fair value of the award at the date of grant and totaled $2,112 and $6,176 for the three and nine months ended September 30, 2023, respectively, and $2,610 and $7,178 for the three and nine months ended September 30, 2022, respectively. Compensation expense is recorded in salaries and employee benefits in the accompanying consolidated statements of income. At September 30, 2023, future compensation expense is estimated to be $12,982 and will be recognized over a remaining weighted average period of 2.06 years.
The fair value of common stock awards that vested during the nine months ended September 30, 2023 and 2022 was $7,497 and $11,822, respectively. The Company has recorded $120 and $216 in excess tax expense on vested restricted stock to income tax expense for the three and nine months ended September 30, 2023, respectively, and $321 and $673 in excess tax benefit for the three and nine months ended September 30, 2022, respectively.
There were no modifications of stock agreements during the nine months ended September 30, 2023 and 2022 that resulted in significant additional incremental compensation costs.
At September 30, 2023, the future vesting schedule of the nonvested restricted stock awards is as follows:

First year	151,166
Second year	80,278
Third year	56,411
Fourth year	8,548
Total nonvested shares	296,403

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
The following table summarizes the activity in nonvested performance stock units at target award level for the nine months ended September 30, 2023 and 2022:

Performance-Based Restricted Stock Units	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2022	140,240	$49.20
Granted during the period	37,938	60.21
Nonvested shares, September 30, 2023	178,178	$51.55

Nonvested shares, December 31, 2021	114,498	$43.93
Granted during the period	20,742	73.94
Nonvested shares, September 30, 2022	135,240	$48.53
Compensation expense related to performance stock units is estimated each period based on the fair value of the target stock unit at the grant date and the most probable level of achievement of the performance condition, adjusted for the passage of time within the vesting periods of the awards. Compensation expense related to these awards was $(1,689) and $(604) for the three and nine months ended September 30, 2023, respectively, and $1,169 and $2,422 for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, the unrecognized compensation expense is estimated to be $3,160. The remaining performance period over which the expense will be recognized is 2.06 years.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Common Equity Tier 1 (CET1) and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2023 and December 31, 2022, the Company and the Bank meet all capital adequacy requirements to which they are subject, including the capital buffer requirement.
As of September 30, 2023 and December 31, 2022, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk based, CET1, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Bank’s category.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The following table presents actual and required capital ratios under Basel III Capital Rules for the Company and Bank as of September 30, 2023 and December 31, 2022. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended, to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required Plus Capital Conservation Buffer		Required To Be Considered Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2023
Total capital to risk weighted assets:
Consolidated	$1,879,020	11.89%	$1,659,872	10.50%	$1,580,830	10.00%
Bank	2,011,879	12.73	1,659,341	10.50	1,580,324	10.00
Tier 1 capital to risk weighted assets:
Consolidated	1,614,462	10.21	1,343,706	8.50	948,498	6.00
Bank	1,877,321	11.88	1,343,276	8.50	1,264,259	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	1,558,862	9.86	1,106,581	7.00	N/A	N/A
Bank	1,877,321	11.88	1,106,227	7.00	1,027,211	6.50
Tier 1 capital to average assets:
Consolidated	1,614,462	9.09	710,397	4.00	N/A	N/A
Bank	1,877,321	10.57	710,202	4.00	887,753	5.00

December 31, 2022
Total capital to risk weighted assets:
Consolidated	$1,936,363	12.35%	$1,645,772	10.50%	$1,567,402	10.00%
Bank	2,013,874	12.85	1,645,236	10.50	1,566,891	10.00
Tier 1 capital to risk weighted assets:
Consolidated	1,637,191	10.45	1,332,291	8.50	940,441	6.00
Bank	1,896,702	12.10	1,331,858	8.50	1,253,513	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	1,581,591	10.09	1,097,181	7.00	N/A	N/A
Bank	1,896,702	12.10	1,096,824	7.00	1,018,479	6.50
Tier 1 capital to average assets:
Consolidated	1,637,191	9.49	690,309	4.00	N/A	N/A
Bank	1,896,702	10.99	690,130	4.00	862,663	5.00
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Stock repurchase program: From time to time, the Company's Board of Directors has authorized stock repurchase programs which allow the Company to purchase its common stock generally over a one-year period at various prices in the open market or in privately negotiated transactions. In January 2023, the Company's Board established the 2023 Stock Repurchase Plan (2023 Plan), which provided for the repurchase of up to $125,000 of common stock through December 31, 2023. There were no shares repurchased under the 2023 Plan during the three and nine months ended September 30, 2023. Under the prior plan, the Company repurchased 1,651,236 shares at a total cost of $115,966 during the nine months ended September 30, 2022. There were no shares repurchased during the three months ended September 30, 2022. Federal bank regulators have adopted final rules that, among other things, eliminated the standalone prior approval requirement for any repurchase of common stock. However, the Company remains subject to a Federal Reserve Board guideline that requires consultation with the Federal Reserve Board regarding plans for share repurchases. The Company’s repurchases of its common stock may be subject to a prior approval or notice requirement under other regulations, policies or supervisory expectations of the Federal Reserve Board.
Company stock repurchased to settle employee tax withholding related to vesting of stock awards totaled 11,476 and 38,739 shares at a total cost of $418 and $2,057 for the three and nine months ended September 30, 2023, respectively, and 15,311 and 43,786 shares at a total cost of $1,054 and $3,199 for the three and nine months ended September 30, 2022, respectively, and were not included under the repurchase program.

Note 13. Subsequent Events
Declaration of Dividends
On October 19, 2023, the Company declared a quarterly cash dividend in the amount of $0.38 per share of common stock to the stockholders of record on November 2, 2023. The dividend will be paid on November 16, 2023.

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
•the effects of war or other conflicts, including, but not limited to, the current conflicts between Russia and the Ukraine and Israel and Hamas, acts of terrorism (including cyber attacks) or other catastrophic events, including natural disasters such as storms, droughts, tornadoes, hurricanes and flooding, that may affect general economic conditions;
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
As of September 30, 2023, the Company operated 91 full service banking locations in north, central and southeast Texas regions, and along the Colorado Front Range region, with 60 Texas locations and 31 Colorado locations.
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

Recent Developments
Stanford Litigation
As more fully discussed in Part II, Item 1. Legal Proceedings, in first quarter 2023, the Bank entered into a settlement agreement with the plaintiffs to settle all claims of the ongoing lawsuit and will pay $100.0 million under the terms of the settlement. While the Company denies any liability or wrongdoing with respect to this matter, it believes the settlement is in the best interest of the Company and its shareholders as it eliminates risk, ongoing expense and uncertainty. The $100.0 million settlement, along with $2.5 million in legal and other fees, is recorded to litigation settlement expense in the consolidated income statement. The recognition of this settlement has negatively affected the Company's earnings for the nine months ended September 30, 2023, reducing net income by $80.1 million or $1.94 per diluted share.
Recent Banking Crisis
In light of recent events in the banking sector, including recent bank failures, continuing interest rate hikes and recessionary concerns, the Company has proactively positioned the balance sheet to mitigate the risks affecting the Company and the overall banking industry in order to serve its clients and communities.
•Liquidity remains strong, with cash and available for sale securities representing approximately 12.2% of assets at September 30, 2023. The Company maintains the ability to access considerable sources of contingent liquidity at the Federal Home Loan Bank and the Federal Reserve Bank. Management considers the Company's current liquidity position to be adequate to meet both short-term and long-term liquidity needs. Refer to the section Liquidity Management for additional information.
•Capital remains strong, with ratios of the Company, and its subsidiary bank, well above the standards to be considered well-capitalized under regulatory requirements. Refer to Note 12. Regulatory Matters, included elsewhere in this report for additional details.
•Asset quality remains solid, with a non-performing asset ratio of 0.33% of total assets as of September 30, 2023 and net charge-offs of 0.01% and 0.01% annualized for the three and nine month periods, respectively, reflecting the Company's disciplined underwriting and conservative lending philosophy which has supported the Company's strong credit performance during prior financial crises. Refer to the section Asset Quality for additional information.
The duration of this crisis has been short but impactful to the Company. The Company will continue its safe and sound banking practices, but the continuing impact of the crisis and further extent on the Company's operations and financial results for the remainder of 2023 is uncertain and cannot be predicted.

Discussion and Analysis of Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022
The following discussion and analysis of the Company's results of operations compares the operations for the three and nine months ended September 30, 2023 with the three and nine months ended September 30, 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations that may be expected for all of the year ending December 31, 2023.
Results of Operations
For the three months ended September 30, 2023, the Company had a net income of $32.8 million ($0.79 per common share on a diluted basis) compared with $52.4 million ($1.27 per common share on a diluted basis) for the three months ended September 30, 2022. The Company posted annualized returns on average equity of 5.51% and 8.66%, returns on average assets of 0.70% and 1.16% and efficiency ratios of 63.75% and 55.13% for the three months ended September 30, 2023 and 2022, respectively. The efficiency ratio is calculated by dividing total noninterest expense (which excludes the provision for credit losses and the amortization of other intangible assets) by net interest income plus noninterest income.

For the nine months ended September 30, 2023, net income was $28.3 million ($0.69 per common share on a diluted basis) compared with net income of $155.5 million ($3.71 per common share on a diluted basis) for the nine months ended September 30, 2022. The Company posted annualized returns on average equity of 1.60% and 8.42%, returns on average assets of 0.21% and 1.15% and efficiency ratios of 88.75% and 54.91% for the nine months ended September 30, 2023 and 2022, respectively.
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
Net interest income was $109.0 million for the three months ended September 30, 2023, a decrease of $38.2 million, or 26.0%, from $147.3 million for the three months ended September 30, 2022. This decrease in net interest income was primarily driven by the increased funding costs on our deposit products and FHLB advances as a result of the continued Fed rate increases offset to a lesser extent by increased earnings on interest-earning assets, primarily loans and interest-bearing cash accounts. The decrease also reflects lower acquired loan accretion earned for the year over year period. Average interest-earning assets increased $616.6 million or 3.8%, to $16.7 billion for the three months ended September 30, 2023 compared to $16.0 billion for the three months ended September 30, 2022. The increase is primarily due to higher average loan balances, which increased approximately $579.1 million, due to organic growth and increases in interest-bearing cash balances of approximately $258.0 million, offset by decreases in average securities of $220.4 million. The yield on average interest-earning assets increased 101 basis points from 4.30% for the three months ended September 30, 2022 to 5.31% for the three months ended September 30, 2023. The increase in asset yield from the prior year is primarily a result of increases in the Fed Funds rate and also due to the organic loan growth for the year over year period. The average cost of interest-bearing liabilities increased 270 basis points to 3.72% for the three months ended September 30, 2023 compared to 1.02% for the three months ended September 30, 2022. The increase is reflective of higher funding costs, primarily on deposit products and FHLB advances as a result of Fed Funds rate increases but also due to promotional campaigns on certificate of deposit products. The aforementioned changes resulted in an 104 basis point decrease in the net interest margin for the three months ended September 30, 2023 at 2.60% compared to 3.64% for the three months ended September 30, 2022. The decrease was primarily due to increased funding costs on deposits and short-term advances resulting from continued Fed rate increases over the year, offset to a lesser extent, by higher earnings on loans due to organic growth and rate increases and higher earnings on interest-bearing cash balances due to rate increases.
Net interest income was $350.6 million for the nine months ended September 30, 2023, a decrease of $65.8 million, or 15.8%, from $416.4 million for the nine months ended September 30, 2022. The decrease was primarily driven by the increased funding costs on our deposit products and FHLB advances as a result of the continued Fed rate increases offset to a lesser extent by increased earnings on interest-earning assets, primarily loans and interest-bearing cash but also due to the shift in mix of interest-earning assets from interest-bearing cash to loans for the year over year period. The decrease also reflects lower acquired loan accretion earned for the year over year period. Average interest-earning assets increased $494.0 million or 3.1%, to $16.6 billion for the nine months ended September 30, 2023 compared to $16.1 billion for the nine months ended September 30, 2022. The increase was driven by increases in average loan balances of $1.1 billion due to organic growth, offset by decreased average interest-bearing cash balances of $343.2 million and average securities balances of $234.1 million. The average yield on interest-earning assets increased 128 basis points from 3.86% for the nine months ended September 30, 2022 to 5.14% for the nine months ended September 30, 2023 while the average rate paid on interest-bearing liabilities increased 263 basis points from 0.63% for the nine months ended September 30, 2022 to 3.26% for the nine months ended September 30, 2023. The net interest margin for the nine months ended September 30, 2023 decreased 63 basis points to 2.82% compared to 3.45% for the nine months ended September 30, 2022 due primarily to increased funding costs on deposits and short-term advances resulting from continued Fed rate increases over the year, offset to a lesser extent by higher earnings on loans due to organic growth and rate increases and higher earnings on interest-bearing cash balances due to rate increases.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and nine months ended September 30, 2023 and 2022. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances.

	Three Months Ended September 30,
	2023			2022
(dollars in thousands)	Average Outstanding Balance	Interest	Yield/ Rate (4)	Average Outstanding Balance	Interest	Yield/ Rate (4)
Interest-earning assets:
Loans (1)	$14,118,264	$202,725	5.70%	$13,539,196	$160,160	4.69%
Taxable securities	1,411,578	7,674	2.16	1,603,668	8,306	2.05
Nontaxable securities	410,391	2,558	2.47	438,728	2,655	2.40
Interest-bearing deposits and other	716,271	9,787	5.42	458,276	2,566	2.22
Total interest-earning assets	16,656,504	222,744	5.31	16,039,868	173,687	4.30
Noninterest-earning assets	1,864,096			1,853,204
Total assets	$18,520,600			$17,893,072
Interest-bearing liabilities:
Checking accounts	$5,596,274	$47,657	3.38%	$5,906,102	$12,296	0.83%
Savings accounts	590,577	90	0.06	795,401	98	0.05
Money market accounts	1,565,181	15,200	3.85	2,181,812	6,770	1.23
Certificates of deposit	3,566,496	39,653	4.41	976,105	2,422	0.98
Total deposits	11,318,528	102,600	3.60	9,859,420	21,586	0.87
FHLB advances	463,967	6,054	5.18	102,717	443	1.71
Other borrowings - short-term	41,087	738	7.13	17,809	171	3.81
Other borrowings - long-term	237,862	3,070	5.12	266,832	3,464	5.15
Junior subordinated debentures	54,550	1,233	8.97	54,352	749	5.47
Total interest-bearing liabilities	12,115,994	113,695	3.72	10,301,130	26,413	1.02
Noninterest-bearing checking accounts	3,798,091			5,081,649
Noninterest-bearing liabilities	246,340			108,749
Stockholders’ equity	2,360,175			2,401,544
Total liabilities and equity	$18,520,600			$17,893,072
Net interest income		$109,049			$147,274
Interest rate spread			1.59%			3.28%
Net interest margin (2)			2.60			3.64
Net interest income and margin (tax equivalent basis) (3)		$110,077	2.62		$148,454	3.67
Average interest-earning assets to interest-bearing liabilities			137.48			155.71

	Nine Months Ended September 30,
	2023			2022
(dollars in thousands)	Average Outstanding Balance	Interest	Yield/ Rate (4)	Average Outstanding Balance	Interest	Yield/ Rate (4)
Interest-earning assets:
Loans (1)	$14,026,604	$580,631	5.53%	$12,955,318	$427,765	4.41%
Taxable securities	1,444,280	23,323	2.16	1,665,264	24,908	2.00
Nontaxable securities	417,459	7,747	2.48	430,586	7,729	2.40
Interest-bearing deposits and other	724,787	27,513	5.08	1,067,991	4,846	0.61
Total interest-earning assets	16,613,130	639,214	5.14	16,119,159	465,248	3.86
Noninterest-earning assets	1,855,135			1,894,972
Total assets	$18,468,265			$18,014,131
Interest-bearing liabilities:
Checking accounts	$5,836,196	$128,493	2.94%	$6,007,021	$19,965	0.44%
Savings accounts	652,067	263	0.05	791,052	289	0.05
Money market accounts	1,587,340	38,646	3.26	2,196,900	11,182	0.68
Certificates of deposit	2,604,697	75,603	3.88	942,288	3,870	0.55
Total deposits	10,680,300	243,005	3.04	9,937,261	35,306	0.48
FHLB advances	817,436	29,903	4.89	128,114	786	0.82
Other borrowings - short-term	40,196	2,082	6.93	21,282	593	3.73
Other borrowings - long-term	247,258	10,166	5.50	266,659	10,393	5.21
Junior subordinated debentures	54,501	3,480	8.54	54,303	1,749	4.31
Total interest-bearing liabilities	11,839,691	288,636	3.26	10,407,619	48,827	0.63
Noninterest-bearing checking accounts	4,058,686			5,028,921
Noninterest-bearing liabilities	203,021			107,414
Stockholders’ equity	2,366,867			2,470,177
Total liabilities and equity	$18,468,265			$18,014,131
Net interest income		$350,578			$416,421
Interest rate spread			1.88%			3.23%
Net interest margin (2)			2.82			3.45
Net interest income and margin (tax equivalent basis) (3)		$353,680	2.85		$419,788	3.48
Average interest-earning assets to interest-bearing liabilities			140.32			154.88
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

Provision for Credit Losses
The measurement of expected credit losses under the Current Expected Credit Losses (CECL) methodology is applicable to financial assets measured at amortized cost. Provision for credit losses is determined by management as the amount to be added to the allowance for credit loss accounts for various types of financial instruments including loans, held to maturity debt securities and off-balance sheet credit exposure, after net charge-offs have been deducted, to bring the allowance to a level deemed appropriate by management to absorb expected credit losses over the lives of the respective financial instruments. Management actively monitors the Company’s asset quality and provides appropriate provisions based on such factors as historical loss experience, current conditions and reasonable and supportable forecasts.
Financial instruments are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the provision for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the determination.
The following table presents the components of provision for credit losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Provision for credit losses related to:
Loans	$882	$3,520	$229	$2,068
Held to maturity securities	—	—	—	—
Off-balance sheet credit exposures	(542)	(420)	421	(411)
Total provision for credit losses	$340	$3,100	$650	$1,657
Provision expense for loans is generally reflective of organic loan growth as well as charge-offs or specific reserves taken during the respective period. Provision expense is also impacted by the economic outlook and changes in macroeconomic variables. The provision expense recorded for the three and nine months ended September 30, 2023 and 2022 primarily relates to loan growth for the respective periods in addition to changes in the macroeconomic variables related to the economic outlook over the periods.
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

Noninterest Income
The following table sets forth the major components of noninterest income for the three and nine months ended September 30, 2023 and 2022 and the period-over-period variations in such categories of noninterest income:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(dollars in thousands)	2023	2022	2023 v. 2022		2023	2022	2023 v. 2022
Noninterest Income
Service charges on deposit accounts	$3,568	$3,194	$374	11.7%	$10,436	$8,996	$1,440	16.0%
Investment management fees	2,470	2,156	314	14.6	7,215	6,998	217	3.1
Mortgage banking revenue	1,774	2,179	(405)	(18.6)	5,646	7,695	(2,049)	(26.6)
Mortgage warehouse purchase program fees	555	596	(41)	(6.9)	1,414	2,285	(871)	(38.1)
Loss on sale of loans	(7)	—	(7)	N/M	(14)	(1,501)	1,487	N/M
(Loss) gain on sale and disposal of premises and equipment	(56)	(101)	45	(44.6)	345	(310)	655	N/M
Increase in cash surrender value of BOLI	1,465	1,350	115	8.5	4,252	3,987	265	6.6
Other	3,877	4,103	(226)	(5.5)	11,201	12,089	(888)	(7.3)
Total noninterest income	$13,646	$13,477	$169	1.3%	$40,495	$40,239	$256	0.6%
____________
N/M - not meaningful
Total noninterest income increased $169 thousand, or 1.3% and $256 thousand, or 0.6% for the three and nine months ended September 30, 2023 over same periods in 2022. Significant changes in the components of noninterest income are discussed below.
Service charges on deposits. Service charges on deposits increased $374 thousand, or 11.7% and $1.4 million, or 16.0% for the three and nine months ended September 30, 2023 as compared to the same periods in 2022, respectively. The increase was primarily due to higher account analysis charges on our commercial treasury products.
Mortgage banking revenue. Mortgage banking revenue decreased $405 thousand, or 18.6% and $2.0 million, or 26.6% for the three and nine months ended September 30, 2023 as compared to the same periods in 2022, respectively. The decrease was primarily market driven due to interest rate increases, resulting in decreased demand and lower volumes. Mortgage banking revenue also reflected a fair value loss of $6 thousand and fair value gain of $182 thousand on derivative hedging instruments for the three and nine months ended September 30, 2023, respectively, compared to fair value gains of $61 thousand and $1.6 million for the same periods in 2022, respectively.
Mortgage warehouse purchase program fees. Mortgage warehouse purchase program fees decreased $41 thousand, or 6.9% and $871 thousand, or 38.1% for the three and nine months ended September 30, 2023 as compared to the same periods in 2022, respectively. The decrease was primarily market driven with lower volumes due to mortgage loan rate increases over the year.
Loss on sale of loans. The Company recognized a $1.5 million loss on sale of loans in 2022 primarily due to one commercial real estate loan, which was sold at a discount.

Noninterest Expense
The following table sets forth the major components of noninterest expense for the three and nine months ended September 30, 2023 and 2022 and the period-over-period variations in such categories of noninterest expense:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(dollars in thousands)	2023	2022	2023 v. 2022		2023	2022	2023 v. 2022
Noninterest Expense
Salaries and employee benefits	$43,618	$54,152	$(10,534)	(19.5)%	$136,833	$154,837	$(18,004)	(11.6)%
Occupancy	12,408	11,493	915	8.0	35,607	31,526	4,081	12.9
Communications and technology	6,916	6,545	371	5.7	21,202	18,276	2,926	16.0
FDIC assessment	3,653	1,749	1,904	108.9	10,171	4,831	5,340	110.5
Advertising and public relations	587	424	163	38.4	2,195	1,583	612	38.7
Other real estate owned (income) expenses, net	(253)	133	(386)	N/M	(482)	199	(681)	N/M
Impairment of other real estate	—	—	—	N/M	2,200	—	2,200	N/M
Amortization of other intangible assets	3,111	3,117	(6)	(0.2)	9,333	9,380	(47)	(0.5)
Litigation settlement	—	—	—	N/M	102,500	—	102,500	N/M
Professional fees	1,262	3,457	(2,195)	(63.5)	6,112	10,990	(4,878)	(44.4)
Other	10,032	10,663	(631)	(5.9)	30,748	28,493	2,255	7.9
Total noninterest expense	$81,334	$91,733	$(10,399)	(11.3)%	$356,419	$260,115	$96,304	37.0%
____________
N/M - not meaningful
Noninterest expense decreased $10.4 million, or 11.3% and increased $96.3 million, or 37.0% for the three and nine months ended September 30, 2023, respectively, as compared to the same periods in 2022. The significant change in the components of noninterest expense is discussed below.
Salaries and employee benefits. Salaries and employee benefits decreased $10.5 million, or 19.5% and $18.0 million, or 11.6% for the three and nine months ended September 30, 2023 compared to the same periods in 2022, respectively. The decrease for the three and nine month periods was primarily due to $5.3 million and $10.4 million, respectively, in lower combined salaries and bonus expenses due to the fourth quarter 2022 reduction-in-force and overall strategic efforts to reduce costs, as well as lower contract labor costs of $1.4 million and $3.5 million, respectively, and lower mortgage commissions and incentives of $324 thousand and $1.8 million, respectively, due to lower volumes year over year. In addition, the three and nine months ended September 30, 2023 also reflect lower stock grant amortization of $2.2 million related to performance-based executive compensation as compared to the same periods in 2022, while employee insurance expense was also $1.1 million lower for the nine month period ended September 30, 2023 compared to the same period in 2022 due to lower claims. Furthermore, the three and nine months ended September 30, 2022 reflects $3.2 million and $4.2 million, respectively in severance and accelerated stock amortization expense, primarily relating to the separation of two executive officers in 2022. Offsetting these decreases, deferred salaries expense, which reduces overall expense, was $519 thousand and $4.4 million lower compared the prior year periods, respectively, due to lower loan origination activity during 2023, as well as a $1.0 million economic development incentive grant related to job growth that was recorded in third quarter 2022 as a reduction to salaries expense.
Occupancy. Occupancy increased $915 thousand, or 8.0% and $4.1 million, or 12.9% for the three and nine months ended September 30, 2023 compared to the same periods in 2022, respectively. The increase was primarily due to higher depreciation and property tax expense related to the opening of the second phase of the Company's headquarters campus in second quarter 2022.

Communications and technology. Communications and technology increased $371 thousand, or 5.7% and $2.9 million, or 16.0% for the three and nine months ended September 30, 2023 compared to the same periods in 2022, respectively. The increase was primarily due to higher software expense related to various technology improvements.
FDIC assessment. FDIC assessment increased $1.9 million, or 108.9% and $5.3 million, or 110.5% for the three and nine months ended September 30, 2023 compared to the same periods in 2022, respectively. The increase was due to the increase in the FDIC assessment rate which took effect in 2023 as well as an increase in the liquidity stress rate.
Impairment of other real estate. The Company recognized a $1.0 million impairment on one other real estate property during the second quarter of 2023 and a $1.2 million impairment on another other real estate property during the first quarter of 2023, compared to none for the same periods in 2022.
Litigation settlement. Litigation settlement of $102.5 million was recognized in the first quarter 2023 due to the settlement of the ongoing litigation that was acquired by the Company in 2014, as discussed elsewhere in this report.
Professional fees. Professional fees decreased $2.2 million, or 63.5% and $4.9 million, or 44.4% for the three and nine months ended September 30, 2023 compared to the same periods in 2022, respectively. The decrease was due primarily to lower consulting fees of $814 thousand and $1.9 million as well as $1.0 million and $2.4 million lower legal fees for the three and nine month periods, respectively.
Income Tax Expense
Income tax expense was $8.2 million and $5.7 million for the three and nine months ended September 30, 2023, respectively, compared to income tax expense of $13.5 million and $39.4 million for the same periods in 2022, respectively. The effective tax rates were 20.1% and 16.7% for the three and nine months ended September 30, 2023, respectively, compared to 20.5% and 20.2% for the same periods in 2022, respectively. The lower effective rate for nine months ended September 30, 2023 is due to the settlement of the Stanford litigation in first quarter 2023.
Discussion and Analysis of Financial Condition
The following discussion and analysis summarizes the financial condition of the Company as of September 30, 2023 and December 31, 2022 and details certain changes between those periods.
Assets
The Company’s total assets increased by $261.5 million, or 1.4%, to $18.5 billion as of September 30, 2023 from $18.3 billion at December 31, 2022. The increase is due primarily to organic loan growth during the period.

Loan Portfolio
The Company’s loan portfolio is the largest category of the Company’s earning assets. The following table presents the balance and associated percentage of each major category in the Company's loan portfolio as of September 30, 2023 and December 31, 2022:

(dollars in thousands)	September 30, 2023		December 31, 2022
	Amount	% of Total	Amount	% of Total
Commercial	$2,208,032	15.5%	$2,240,959	16.1%
Mortgage warehouse purchase loans	442,302	3.1	312,099	2.2
Real estate:
Commercial	8,088,783	56.8	7,817,447	56.2
Commercial construction, land and land development	1,156,877	8.1	1,231,071	8.8
Residential (1)	1,652,964	11.6	1,604,169	11.5
Single-family interim construction	491,051	3.4	508,839	3.7
Agricultural	121,883	0.9	124,422	0.9
Consumer	79,580	0.6	81,667	0.6
Total gross loans	14,241,472	100.0%	13,920,673	100.0%
____________
(1)    Includes loans held for sale of $18.1 million and $11.3 million at September 30, 2023 and December 31, 2022, respectively.
As of September 30, 2023 and December 31, 2022, the Company's loan portfolio, before the allowance for credit losses, totaled $14.2 billion and $13.9 billion, respectively, which is an increase of 2.3% between the two periods. Loans held for investment, excluding mortgage warehouse purchase loans, loans held for sale and PPP loans, increased $186.3 million, or 1.8% annualized for the nine month period. See Note 4. Loans, Net and Allowance for Credit Losses on Loans for more details on the Company's loan portfolio.
Asset Quality
Nonperforming Assets. The Company has established procedures to assist the Company in maintaining the overall quality of the Company’s loan portfolio. In addition, the Company has adopted underwriting guidelines to be followed by the Company’s lending officers and require significant senior management review of proposed extensions of credit exceeding certain thresholds. When delinquencies exist, the Company rigorously monitors the levels of such delinquencies for any negative or adverse trends. The Company’s loan review procedures include approval of lending policies and underwriting guidelines by the Company’s board of directors, ongoing risk-based independent loan reviews, approval of large credit relationships by the Bank’s Executive Loan Committee and loan quality documentation procedures. The Company, like other financial institutions, is subject to the risk that its loan portfolio will be subject to increasing pressures from deteriorating borrower credit due to general economic conditions.
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

(dollars in thousands)	September 30, 2023	December 31, 2022
Nonaccrual loans
Commercial	$21,197	$22,565
Commercial real estate	13,361	13,393
Commercial construction, land and land development	11	15
Residential real estate	1,573	1,582
Single-family interim construction	189	189
Consumer	6	8
Total nonaccrual loans (1)	36,337	37,752
Total loans delinquent 90 days or more and still accruing	2,088	843
Total troubled debt restructurings, not included in nonaccrual loans (1)	—	1,494
Total nonperforming loans (1)	38,425	40,089
Total other real estate owned and other repossessed assets	22,619	24,020
Total nonperforming assets	$61,044	$64,109

Total allowance for credit losses on loans	$148,249	$148,787
Total loans held for investment (2)	$13,781,102	$13,597,264
Total assets	$18,519,872	$18,258,414

Credit Ratios
Ratio of nonperforming loans to total loans held for investment	0.28%	0.29%
Ratio of nonperforming assets to total assets	0.33	0.35
Ratio of nonaccrual loans to total loans held for investment	0.26	0.28
Ratio of allowance for credit losses on loans to total loans held for investment	1.08	1.09
Ratio of allowance for credit losses on loans to nonaccrual loans	407.98	394.12
Ratio of allowance for credit losses on loans to total nonperforming loans	385.81	371.14
____________
(1)     Nonaccrual loans include troubled debt restructurings of $929 thousand as of December 31, 2022. With the adoption of ASU 2022-02, effective January 1, 2023, TDR accounting has been eliminated.
(2)    Excluding mortgage warehouse purchase loans of $442.3 million and $312.1 million and loans held for sale of $18.1 million and $11.3 million as of September 30, 2023 and December 31, 2022, respectively.
Nonaccrual loans decreased to $36.3 million as of September 30, 2023 from $37.8 million as of December 31, 2022. The decrease in nonaccrual loans was primarily due to net paydowns during the period.
Loans past due 90 days and still accruing increased to $2.1 million as of September 30, 2023 from $843 thousand as of December 31, 2022. The increase was primarily due to a $1.1 million construction loan that was in the process of renewal.
Other real estate owned and other repossessed assets decreased from $24.0 million as of December 31, 2022 to $22.6 million as of September 30, 2023 due to $2.2 million in write-downs on two properties offset by the addition of an $805 thousand branch facility which was closed and moved to other real estate.

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
Analysis of the Allowance for Credit Losses - Loans
The following table sets forth the allowance for credit losses by category of loans:

	September 30, 2023		December 31, 2022
(dollars in thousands)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Commercial loans	$33,634	15.5%	$54,037	16.1%
Mortgage warehouse purchase loans	—	3.1	—	2.2
Real estate:
Commercial real estate	60,623	56.8	61,078	56.2
Construction, land and land development	29,778	8.1	17,696	8.8
Residential real estate	6,227	11.6	3,450	11.5
Single-family interim construction	16,755	3.4	11,817	3.7
Agricultural	818	0.9	207	0.9
Consumer	414	0.6	502	0.6
Total allowance for credit losses	$148,249	100.0%	$148,787	100.0%
____________
(1)    Represents the percentage of the Company’s total loans included in each loan category.
As of September 30, 2023, the allowance for credit losses on loans amounted to $148.2 million, or 1.08%, of total loans held for investment, excluding mortgage warehouse purchase loans, compared with $148.8 million, or 1.09%, as of December 31, 2022. As of September 30, 2023, the Company had specific credit loss allocations of $13.2 million on individually evaluated loans totaling $33.2 million, compared with specific credit loss allocations of $9.6 million on individually evaluated loans totaling $34.5 million as of December 31, 2022.
During the second quarter 2023, the Company updated and performed a recalibration of its credit loss models to enhance model performance reliability. The overall impact of the model changes as described below mainly resulted in reclassifications of provision expense between the loan pools. While the fundamental modeling methodologies remain unchanged, the updates included (1) consolidation of the energy loans into the commercial and industrial risk pool as a result of similarities in risk characteristics observed in recent history, (2) correlation of the loss rate model to new peer group loss history data which resulted in changes to certain loan pool macroeconomic variables (MEVs) further diversifying the variables used in the model, (3) changes to the qualitative factor model to address the volatility of past dues and risk grades by incorporating a four quarter rolling average to the assessed risk level, and (4) adjustment to the unfunded commitments utilization model to bifurcate the single-family residential and commercial construction portfolio loan pools into various sub pools to better correlate their utilization rates.

The factors driving significant changes in credit loss allocations by segment for the nine months ended September 30, 2023 are discussed below.
The allowance allocated to commercial loans totaled $33.6 million, or 1.5% of total commercial loans as of September 30, 2023, compared to $54.0 million, or 2.4% of commercial loans as of December 31, 2022. The allowance for credit losses decreased $20.4 million, or 37.8% for the period. Modeled expected credit losses decreased $14.0 million while qualitative factors related to commercial loans decreased $9.9 million due to model changes applied during the second quarter, most notably the change to consolidate energy loans for modeling purposes into the commercial portfolio and by expanding the MEVs used for this portfolio. The decrease in qualitative factors was due to improvement in past due loans and classified loans. Specific allocations for commercial loans that were evaluated for expected credit losses on an individual basis increased $3.5 million from $8.4 million at December 31, 2022 to $11.8 million at September 30, 2023. The increase in specific allocations for commercial loans was primarily related to the increase in specific allocation of $3.5 million on a commercial loan relationship.
The allowance allocated to construction, land and land development loans totaled $29.8 million, or 2.6% of total construction, land and land development loans as of September 30, 2023, compared to $17.7 million, or 1.4% of construction, land and land development loans as of December 31, 2022. The allowance for credit losses increased $12.1 million, or 68.3% for the period despite a decrease of $74.2 million in the construction, land and land development portfolio. Modeled expected credit losses increased $12.0 million while qualitative factors related to this segment increased $67 thousand. The increase in modeled losses was due to the new MEVs utilized to more closely align with the risks within this portfolio as well as a declining economic forecast over the nine month period. There were no specific allocations for construction, land and land development loans that were evaluated for expected credit losses on a individual basis at December 31, 2022 or September 30, 2023.
The allowance allocated to residential real estate loans totaled $6.2 million, or 0.4% of total residential real estate loans as of September 30, 2023, compared to $3.5 million, or 0.2% of residential real estate loans as of December 31, 2022. The allowance for credit losses increased $2.8 million, or 80.5% for the period. Modeled expected credit losses increased $1.1 million while qualitative factors related to residential real estate loans increased $1.7 million. The increase in modeled losses was primarily related to changes in the economic forecast which take into consideration the current environment and inflationary pressures, as well as expanded MEVs including certain price indices. The increase in qualitative factors was due primarily to changes made to the model during the second quarter. There were no specific allocations for residential real estate loans that were evaluated for expected credit losses on a individual basis at December 31, 2022 or September 30, 2023.
The allowance allocated to single-family interim construction loans totaled $16.8 million, or 3.4% of total single-family interim construction loans as of September 30, 2023, compared to $11.8 million, or 2.3% of single-family interim construction loans as of December 31, 2022. The allowance for credit losses increased $4.9 million, or 41.8% for the period. Modeled expected credit losses increased $4.9 million while qualitative factors related to single-family interim construction loans increased $30 thousand. The increase in modeled losses was due to the new MEVs utilized in the calculation to more closely align with the risks within this portfolio as well as a declining economic forecast within this segment over the period. Specific allocations for single-family interim construction loans that were evaluated for expected credit losses on an individual basis increased $17 thousand from $43 thousand at December 31, 2022 to $60 thousand at September 30, 2023.
Refer to Note 4 - Loans, Net and Allowance for Credit Losses on Loans, in the notes to the consolidated financial statements included elsewhere in this report for additional details of the allowance for credit losses on loans.

Additional information related to net charge-offs (recoveries) by loan type is presented in the table below for the nine months ended September 30, 2023 and 2022:

	Net Charge-offs (Recoveries)	Average Loans	Ratio of Annualized Net Charge-offs (Recoveries) to Average Loans
September 30, 2023
Commercial	$(328)	$2,205,811	(0.02)%
Mortgage warehouse purchase loans	—	379,482	—
Real estate:
Commercial	—	7,948,829	—
Commercial construction, land and land development	1,085	1,170,315	0.12
Residential	—	1,627,403	—
Single-family interim construction	—	491,849	—
Agricultural	1	121,380	—
Consumer	9	81,535	0.01
Total	$767	$14,026,604	0.01%

September 30, 2022
Commercial	$285	$2,068,431	0.02%
Mortgage warehouse purchase loans	—	472,660	—
Real estate:
Commercial	4,159	7,137,383	0.08
Commercial construction, land and land development	—	1,209,862	—
Residential	(75)	1,437,437	(0.01)
Single-family interim construction	—	434,108	—
Agricultural	—	114,705	—
Consumer	10	80,732	0.02
Total	$4,379	$12,955,318	0.05%

For the nine months ended September 30, 2023, net charge-offs totaled $767 thousand, which is 0.01% (annualized) of the Company's average loans outstanding during the period, compared to net charge-offs of $4.4 million, or 0.05% (annualized) of average loans for the nine months ended September 30, 2022. The majority of the 2023 charge-offs is due to one net charge-off of a construction loan totaling $1.1 million and two commercial loan charge-offs totaling $518 thousand offset by a recovery of $773 thousand on a commercial loan charged off in the prior year. The majority of the charge-offs in 2022 was due two charge-offs recorded at the foreclosure of two commercial real estate properties totaling $3.5 million.
Allowance for Credit Losses - Off-Balance Sheet Credit Exposures
The allowance for credit losses on off-balance sheet credit exposures is calculated under the CECL model, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. Off-balance sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed in Note 7. Off-Balance Sheet Arrangements, Commitments and Contingencies. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur based on historical utilization rates. At September 30, 2023 and December 31, 2022, the allowance for credit losses on off-balance sheet credit exposures was $4.4 million and $3.9 million, respectively.

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
The fair value of the Company's available for sale securities decreased $145.9 million, or 8.6%, to $1.5 billion at September 30, 2023 from $1.7 billion at December 31, 2022. The decrease was primarily due to paydowns, maturities and calls during the year. The amortized cost of held to maturity securities decreased $1.4 million, or 0.7%, to $205.7 million as of September 30, 2023 from $207.1 million as of December 31, 2022.
Total securities represented 9.5% and 10.4% of the Company’s total assets at September 30, 2023 and December 31, 2022, respectively.
There were no sales of securities during the three and nine months ended September 30, 2023 and September 30, 2022.
Certain investment securities are valued at less than their amortized cost. At September 30, 2023, the Company's review of all securities at an unrealized loss position determined that the losses resulted from factors not related to credit quality. This conclusion is based on the Company's analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors for each security type in the portfolio. The unrealized losses are generally due to increases in market interest rates. Furthermore, the Company has the intent to hold these securities until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their cost basis. The fair value is expected to recover as the securities approach their maturity date. As such, there is no allowance for credit losses on available for sale or held to maturity securities recognized as of September 30, 2023. Refer to Note 3. Securities for more information on the Company's analysis of credit losses on securities available for sale and held to maturity.
Liabilities
The Company’s total liabilities increased $314.7 million, or 2.0%, to $16.2 billion at September 30, 2023 from $15.9 billion at December 31, 2022 due to the changes detailed below.
Deposits
Total deposits increased $219.6 million, or 1.5%, to $15.3 billion at September 30, 2023 from $15.1 billion at December 31, 2022. The increase in deposit balances over the period was primarily due to increases in brokered deposits. Estimated uninsured deposits, excluding public funds deposits, totaled $4.6 billion, or 29.9% of total deposits as of September 30, 2023.
FHLB Advances
FHLB advances decreased $25.0 million, or 8.3%, to $275.0 million at September 30, 2023 from $300.0 million at December 31, 2022. The decrease was due to net reductions in short-term advances due to increased brokered deposits.
Other Borrowings
Other borrowings increased $4.6 million, or 1.7%, to $271.7 million at September 30, 2023 from $267.1 million at December 31, 2022. The increase is due to $33.8 million outstanding on the Company's unsecured line of credit offset by the $30.0 million redemption of subordinated debentures during the first quarter.
Other Liabilities
Other liabilities increased $115.4 million, or 88.7%, to $245.6 million at September 30, 2023 from $130.1 million at December 31, 2022. The increase is due to primarily to the accrual of the $100.0 million litigation settlement as discussed elsewhere in this report.

Capital Resources and Liquidity Management
Capital Resources
Total stockholders' equity was $2.3 billion at September 30, 2023, a decrease of approximately $53.3 million from December 31, 2022. The net decrease was a result of a decrease of $38.2 million in other comprehensive income, common stock repurchased of $2.1 million and dividends of $47.0 million offset by net income of $28.3 million and stock based compensation of $5.6 million.
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
Stock Repurchase Program
In January 2023, the Company's Board approved the 2023 Stock Repurchase Plan, which provides for the repurchase of common stock up to $125.0 million through December 31, 2023. No shares have been repurchased under the 2023 Plan through October 20, 2023.
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
In addition to the liquidity provided by the sources described above, the Company maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. As of September 30, 2023, the Company had established federal funds lines of credit with 10 unaffiliated banks totaling $445.0 million with no borrowings against the lines at that time. Two of the lines totaling $65.0 million have stated maturity dates on September 30, and December 27, 2023 and the remaining lines have no stated maturity dates and the lenders may terminate the lines at any time without notice. The Company also participates in an exchange that provides direct overnight borrowings with other financial institutions with a borrowing capacity of $699.0 million with none outstanding as of September 30, 2023. The Company has an unsecured line of credit totaling $100.0 million with an unrelated commercial bank with $33.8 million borrowings against the line as of September 30, 2023. As of October 23, 2023, borrowings outstanding on the line of credit remained at $33.8 million.
Based on the values of stock, securities, and loans pledged as collateral, as of September 30, 2023, the Company had additional borrowing capacity with the FHLB of $4.9 billion. In addition, the Company maintains a secured line of credit through the Federal Reserve Bank discount window with availability to borrow $1.1 billion at September 30, 2023. Also starting in first quarter 2023, the Company is eligible to borrow from the Federal Reserve's Bank Term Funding Program (BTFP), which provides additional contingent liquidity through the pledging of certain qualifying securities and other assets. The BTFP is a one year program ending March 11, 2024 and the Company can borrow any time during the term and can repay the obligation at any time without penalty. Although the Company does not plan to access the BTFP, additional liquidity of $126.0 million was available as of September 30, 2023 based on the par-value of qualifying securities.
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
As discussed elsewhere in this report, the Company has accrued $100.0 million in connection with the settlement of the Stanford lawsuit. Once the litigation is dismissed by the Court, the Company expects to pay the obligation as described in the settlement agreement in fourth quarter 2023 or first quarter 2024. Refer to Part II. Item 1. Legal Proceedings for more information.
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

Goodwill. The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. The Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a quantitative impairment test is unnecessary. If the Company concludes otherwise, then it is required to perform an impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. The Company performs its impairment test annually as of December 31. During the nine months ended September 30, 2023, the economic uncertainty and market volatility resulting from the rising interest rate environment and the recent banking crisis resulted in a decrease in the Company's stock price and market capitalization. Management believed such decrease was a triggering indicator requiring an interim goodwill impairment quantitative assessment which resulted in no impairment charges. Refer to Note 1. Summary of Significant Accounting Policies, in the notes to the Company's consolidated financial statements included elsewhere in this report for additional information.
Determining the fair value of a reporting unit is considered a critical accounting estimate because it requires significant management judgment and the use of subjective measurements. Variability in the market and changes in assumptions or subjective measurements used to allocate fair value are reasonably possible and may have a material impact on the Company’s financial position, liquidity or results of operations.
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
The Company's asset liability management model indicated that it was in a liability sensitive position in terms of its income simulation as of September 30, 2023. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income over twelve months based on the interest rate risk model as of September 30, 2023:

Hypothetical Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
200	(6.14)%
100	(2.58)
(100)	1.66

The Company's model indicates that its projected balance sheet at September 30, 2023 has shifted to a liability sensitive position in comparison to an asset sensitive balance sheet as of December 31, 2022. The shift was primarily due to the increase in short-term brokered funding that was added to increase the Company's on-balance sheet liquidity in response to market events during the period but also due to slowing prepayments on loans during the year.

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
The plaintiffs seek recovery from the Bank and other defendants for their losses. On May 1, 2015, the plaintiffs filed a motion requesting permission to file a Second Amended Class Action Complaint in this case, which motion was subsequently granted. The Second Amended Class Action Complaint presents previously unasserted claims, including aiding and abetting or participation in a fraudulent scheme based upon the large amount of deposits that the Stanford Entities held at BOH and the alleged knowledge of certain BOH officers. The case was then inactive due to a Court-ordered discovery stay issued March 2, 2015 pending the Court’s ruling on plaintiff’s motion for class certificate and designation of class representatives and counsel. On November 7, 2017, the Court issued an order denying the plaintiff’s motion. In addition, the Court lifted the previously ordered discovery stay. On January 11, 2018, the Court entered a scheduling order providing that the case be ready for trial on January 27, 2020. Due to agreed upon extensions of discovery on July 25, 2019, the Court amended the scheduling order to provide that the case be ready for trial on January 11, 2021. In light of additional agreed upon extensions of discovery deadlines, the Court entered a new scheduling order on March 9, 2020, which provided that the case be ready for trial March 15, 2021. In light of delays in discovery associated with the COVID-19 pandemic, the parties agreed to amend the scheduling order with new ready for trial date of May 6, 2021. The Defendants filed a motion to remand the case. The Bank also filed its motion for summary judgment on February 12, 2021. On the same day, the Bank also joined in on an omnibus motion for summary judgment based on procedural issues common to all Defendants. On March 19, 2021, the Plaintiffs filed a notice of abandonment of five of the seven causes of action against the Bank. On March 11, 2021, the Defendants filed a motion to amend the scheduling order, which was granted, effectively vacating the May 6, 2021 trial date. On January 20, 2022 the Court issued an opinion and order denying the motion for summary judgment by the Bank and the other defendants. On the same date, the Court issued a suggestion of remand of the case to the Southern District of Texas. As of March 11, 2022, the case was officially remanded to the Southern District of Texas. On January 2-3, 2023, the Bank attended court-ordered mediation which did not result in resolution. Trial was scheduled to begin on February 27, 2023.
As disclosed in the Company's Current Report on Form 8-K dated February 27, 2023, the Bank entered into a settlement in principle with the Plaintiffs. A settlement agreement was subsequently executed by the parties on March 7, 2023. Pursuant to the settlement, the parties agreed to settle and dismiss the Stanford litigation and to seek the entry of bar orders from the U.S. District Court for the Northern District of Texas prohibiting any continued or future claims against the Bank and its related parties relating to Stanford, whether asserted to date or not. The settlement and the bar orders were approved by the Court on August 8, 2023. Once the settlement and bar orders are not subject to further appeal, and the underlying Stanford litigation is dismissed, the Bank will make a one-time cash payment of $100 million to Ralph S. Janvey, in his capacity as the Court-appointed receiver for the Stanford litigation.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share Repurchase Program. From time to time, the Company's Board of Directors has authorized stock repurchase programs, which allow the Company to purchase its common stock in the open market or in privately negotiated transactions. In general, the share repurchase program allows the Company to proactively manage its capital position and return excess capital to shareholders. In January 2023, the Company's Board established the 2023 Stock Repurchase Plan, which provides for the repurchase of up to $125.0 million of common stock through December 31, 2023. No shares were repurchased by the Company during the nine months ended September 30, 2023.
The following table summarizes the Company's repurchase activity during the three and nine months ended September 30, 2023:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (thousands)
Total first quarter 2023	26,777	$60.39	—	$125,000
Total second quarter 2023	486	44.00	—	125,000
July 2023	10,916	36.09	—	125,000
August 2023	366	44.58	—	125,000
September 2023	194	39.79	—	125,000
Total third quarter 2023	11,476	36.43	—	125,000
Total 2023 year-to-date	38,739	$53.09	—	$125,000
____________
(1)    Includes 38,739 shares purchased to settle employee tax withholding related to vesting of restricted stock awards. These transactions are not considered part of the Company's repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2023.

ITEM 6. EXHIBITS
The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit 10.1(a)
Form of Change in Control Agreement, dated July 24, 2023, between the Company and certain Executive Officers (incorporated by reference to Exhibit 10.1(a) to the Company's Current Report on Form 10-Q dated July 25, 2023)

Exhibit 10.1(b)	Amended Schedule of Executive Officers who have executed a Change in Control Agreement (incorporated by reference to Exhibit 10.1(b) to the Company's Current Report on Form 10-Q dated July 25, 2023)

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 101.INS *	XBRL Instance Document-the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH *	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 is formatted as Inline XBRL and contained within Inline XBRL Instance Document in Exhibit 101.

*	Filed herewith.

**	Furnished herewith (such certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Independent Bank Group, Inc.

Date:	October 24, 2023	By: /s/ David R. Brooks

David R. Brooks
Chairman and Chief Executive Officer

Date:	October 24, 2023	By: /s/ Paul B. Langdale

Paul B. Langdale
Executive Vice President
Chief Financial Officer