Form 10-K
period 2023-12-31
Independent Bank Group, Inc.
filed 2024-02-20
CIK 1564618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For The Fiscal Year Ended December 31, 2023.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                    Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                     ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).         ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐ No ☒
The aggregate market value of the shares of common stock held by non-affiliates based on the closing price of the common stock on the Nasdaq Global Select Market on June 30, 2023 was approximately $1,287,809,000.
At February 16, 2024, the Company had 41,275,277 outstanding shares of common stock, par value $.01 per share.

Documents Incorporated By Reference:
Portions of the Company’s Proxy Statement relating to the 2024 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2023, are incorporated by reference into Part III, Items 10 - 14 of this Annual Report on Form 10-K.

INDEPENDENT BANK GROUP, INC. AND SUBSIDIARIES
Annual Report on Form 10-K
December 31, 2023

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
As of December 31, 2023, the Company had consolidated total assets of $19.0 billion, total loans of $14.6 billion, total deposits of $15.7 billion and total stockholders’ equity of $2.4 billion.
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
Lending Operations. Through the Bank, the Company offers a broad range of commercial and retail lending products to businesses, professionals and individuals. Commercial lending products include, but are not limited to, commercial real estate loans, interim construction loans, commercial loans (such as Small Business Administration (SBA) guaranteed loans, business term loans, lines of credit and energy related loans) to a diversified mix of small and midsized businesses, and loans to professionals, including medical practices. Retail lending products include, but are not limited to, residential first and second mortgage loans and consumer installment loans, such as loans to purchase cars, boats and other recreational vehicles.

The Company’s strategy is to maintain a broadly diversified loan portfolio by type and location. The Company’s loan portfolio consists of real estate loans, commercial and industrial loans, residential mortgage loans, residential construction loans, agricultural loans, consumer loans, and energy loans, among others. Real estate secured loans are spread among a variety of types of borrowers, including owner-occupied offices for small businesses, medical practices and offices, retail operations and multi-family properties. The Company’s loans are diversified geographically throughout the Company’s footprint. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Loan Portfolio" for a more detailed description of the Company’s lending operations.
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
Other Services. In connection with our relationship driven approach to our customers, the Company, through the Bank, offers residential mortgages through the mortgage division. The Company originates residential mortgages which are typically sold into the secondary market shortly after closing. The Company also supports residential mortgage operations through a mortgage warehouse program. The Company provides wealth management services to its customers through Private Capital Management, LLC, a registered investment advisory firm, which is a wholly owned subsidiary of the Bank.
The Company is also focused on a retail banking strategy designed to enhance the consumer experience with the Company. Through this strategy, the Company utilizes an intentional and focused approach to understand and meet the multifaceted financial needs of each individual customer within the Company’s financial centers.
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
According to S&P Capital IQ, as of June 30, 2023, the Company had the 13th largest deposit market share in Texas and Colorado. We believe that our strong market share is a reflection of the Company’s ability to compete with more prominent banking franchises in our markets.
Human Capital Management
As of December 31, 2023, we employed 1,517 employees. The average tenure of the executive leadership team within the Company is 16.59 years, and the attrition rate for all employees in 2023 was 21.4%. None of the Company’s employees are represented by any collective bargaining unit nor are they parties to any collective bargaining agreement. We believe our employee relations to be good.
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

Diversity and inclusion remains a focus of the Company’s recruitment and retention strategies. The Company launched its Diversity and Inclusion Program in 2020. The program is built upon the three core principles of people, culture and community. The program includes the establishment of a Diversity Council, comprised of cross-functional leaders diverse in gender, race and ethnicity. The Company’s Board of Directors receives quarterly updates on the progress made by the Diversity and Inclusion Program.
To attract and retain talent, the Company continues to offer a Hybridworx (remote work) Program, competitive compensation and benefits, and is heavily invested in the health, safety and welfare of each employee. The Company’s standard benefits package includes an active health and wellness program that engages employees throughout the year with the goal of generating positive health outcomes for our team members. The program includes access to telemedicine, health savings accounts, flexible spending accounts, insurance premium reductions for those who complete certain health and fitness tasks in the year, and an Employee Assistance Program offering confidential emotional support, work-life solutions, and legal and financial planning resources. The Company also empowers employees to plan for their financial futures by matching 100% of the first 6% of contributions made to the Company’s 401-K plan. The Company also offers a competitive staff incentive plan.
The Company also encourages every employee to effect positive change in the communities we serve throughout Texas and Colorado. Senior management has designed programs that encourage and celebrate community service by providing additional paid time off to employees to accommodate participation in service related activities and by highlighting contributions made by our team throughout the year. In 2023, our employees volunteered over 5,100 hours for a volunteer value of over $160,000.
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
Independent Bank Group as a Bank Holding Company
As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, or the BHC Act, and supervision, examination and enforcement by the Federal Reserve. The BHC Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. The Federal Reserve’s jurisdiction also extends to any company that the Company directly or indirectly controls, such as the Company’s non-bank subsidiaries.
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

Scope of Permissible Activities. Under the BHC Act, the Company is prohibited from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company that is not a bank or financial holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to or performing services for its subsidiary banks, except that the Company may engage in, directly or indirectly, and may own shares of companies engaged in, certain activities found by the Federal Reserve to be so closely related to banking or managing and controlling banks as to be proper. These activities include, among others, operating a mortgage, finance, credit card or factoring company; performing certain data processing operations; providing investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; and providing certain stock brokerage and investment advisory services. In approving acquisitions or the addition of activities, the Federal Reserve considers, among other things, whether the acquisition or the additional activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.
Notwithstanding the foregoing, the Gramm-Leach-Bliley Act (GLBA), also known as the Financial Services Modernization Act of 1999, effective March 11, 2000, or the GLBA, amended the BHC Act and eliminated the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers. The GLBA permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The GLBA defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve has determined to be closely related to banking. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve.
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
Under the Federal Reserve's and FDIC’s prompt corrective action standards, in order to be considered well-capitalized, the Company and the Bank must have a ratio of CET1 capital to risk-weighted assets of 6.5%, a ratio of Tier 1 capital to risk-weighted assets of 8.0%, a ratio of total capital to risk-weighted assets of 10.0%, and a leverage ratio of 5.0%; and must not be subject to any written agreement, order, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. In order to be considered adequately capitalized, an institution must have the minimum capital ratios described above. As of December 31, 2023, the Company and the Bank each were “well-capitalized.” An institution that is not well capitalized is subject to certain restrictions on brokered deposits and interest rates on deposits. See Note 20. Regulatory Matters for more information on regulatory capital requirements.
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
Financial Modernization. Under the GLBA, a national bank may establish a financial subsidiary and engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting as principal, insurance company portfolio investment, real estate development, real estate investment, annuity issuance and merchant banking activities. To do so, a bank must be well capitalized, well managed and have a Community Reinvestment Act, or CRA, rating from the FDIC of satisfactory or better. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must remain well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions. Such actions or restrictions could include divestiture of the “financial in nature” subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a CRA rating of satisfactory of better.
Although the powers of state chartered banks are not specifically addressed in the GLBA, Texas-chartered banks such as the Bank will have the same if not greater powers as national banks through the parity provisions contained in the Texas Constitution and other Texas statutes.
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
Restrictions on Transactions with Affiliates and Insiders. Transactions between the Bank and its non-banking subsidiaries and/or affiliates, including the Company, are subject to Section 23A of the Federal Reserve Act. In general, Section 23A of the Federal Reserve Act imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties that are collateralized by the securities or obligations of the Company or its subsidiaries. Covered transactions with any single affiliate may not exceed 10% of the capital stock and surplus of the Bank, and covered transactions with all affiliates may not exceed, in the aggregate, 20% of the Bank’s capital and surplus. For a bank, capital stock and surplus refers to the bank’s Tier 1 and Tier 2 capital, as calculated under the risk-based capital guidelines, plus the balance of the allowance for credit losses excluded from Tier 2 capital. The Bank’s transactions with all of its affiliates in the aggregate are limited to 20% of the foregoing capital. “Covered transactions” are defined by statute to include a loan or extension of credit to an affiliate, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In addition, in connection with covered transactions that are extensions of credit, the Bank may be required to hold collateral to provide added security to the Bank, and the types of permissible collateral may be limited. The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates.
Affiliate transactions are also subject to Section 23B of the Federal Reserve Act, which generally requires that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other non-affiliated persons.

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
Because the Company is a legal entity separate and distinct from its subsidiaries, its right to participate in the distribution of assets of any subsidiary upon the subsidiary’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors. The Federal Deposit Insurance Act, or the FDI Act, provides that, in the event of a “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution (including the claims of the FDIC as subrogee of insured depositors) and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If the Bank fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the Company, with respect to any extensions of credit it has made to the Bank.
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
Audit Reports. Insured institutions with total assets of $500 million or more must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the institution’s holding company can be used to satisfy this requirement. Auditors of an insured institution must receive examination reports, supervisory agreements and reports of enforcement actions. For institutions with total assets of $1 billion or more, financial statements prepared in accordance with generally accepted accounting principles (GAAP), management’s certifications signed by the Company’s and the Bank’s chief executive officer and chief accounting or financial officer concerning management’s responsibility for the financial statements, and an attestation by the auditors regarding the Bank’s internal controls must also be submitted. For institutions with total assets of more than $3 billion, independent auditors may be required to review quarterly financial statements. The FDICIA requires that the Bank have an independent audit committee, consisting only of outside directors, or that the Company has an audit committee that is entirely independent. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers.

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
Deposit Insurance Assessments. Substantially all the deposits of the Bank are insured up to applicable limits by FDIC's Deposit Insurance Fund (DIF), and the Bank must pay annual deposit insurance assessments to the FDIC for such deposit insurance protection.

Under its current regulations, the FDIC has established a risk-based assessment system to calculate institutions’ deposit insurance premiums. Pursuant to these regulations, an insured depository institution’s assessment is equal to its assessment base multiplied by its risk-based assessment rate. An insured depository institution’s assessment base and assessment rate are determined each quarter. Based upon the FDIC’s methodology, generally, an insured depository institution’s assessment base equals its average consolidated total assets minus its average tangible equity. Assessment rates are calculated using different methods depending upon the size of the institution (small institutions are generally those with less than $10 billion in total assets; large institutions are generally those with between $10 billion and $50 billion in total assets; and highly complex institutions are those with $50 billion in assets. Assessment rates for both large and highly complex institutions are calculated using a “scorecard” approach which assesses a variety of factors including CAMELS measures and certain other financial measures. (The acronym CAMELS stands for the following factors that examiners use to rate financial institutions: capital adequacy, asset quality, management, earnings, liquidity, and sensitivity). Notably, the FDIC also has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations.
The FDIC is required to adopt a restoration plan when the DIF reserve ratio falls below the statutory minimum of 1.35% or is expected to within six months. In connection with this requirement, the FDIC Board adopted a series of restoration plans that have resulted in an increase in the initial base deposit insurance assessment rate schedules of two basis points to improve the likelihood that the reserve ratio is restored to at least 1.35% by September 30, 2028. The revised assessment rate schedules became effective on January 1, 2023, and were applicable beginning in the first quarterly assessment period of 2023 (with the first payment due on June 30, 2023). According to the FDIC, lower assessments will be adopted when the reserve ratio reaches 2% and then again when such ratio reaches 2.5%. As of June 30, 2023, the total base assessment rate for insured depository institutions ranged from 2.5 to 42 basis points on an annualized basis.

Separately, in connection with the U.S. Treasury Secretary’s invocation of the systemic risk exception declared on March 12, 2023, in connection with the failure of two insured depository institutions and the appointment of the FDIC as receiver for such failed insured depository institutions, the FDIC adopted a final rule in November 2023 that implements a special assessment to recover the DIF’s losses from protecting uninsured depositors following the closures of such failed insured depository institutions. This rule is effective on April 1, 2024 and affects only those insured depository institutions with more than $5 billion in total assets. Affected institutions must pay such special assessment over eight quarterly assessment periods, the first of which will be reflected on the first quarterly assessment period for January 1 through March 31, 2024, with the first payment due on June 28, 2024. The FDIC also reserved the right to impose a one-time “shortfall assessment” at the conclusion of the special assessment if there are DIF losses that have not been fully recovered. It is possible that further increases in deposit insurance are adopted by the FDIC Board. Refer to Item 1A. Risk Factors - Legal, Regulatory and Compliance Risk and Item 7. Management's Discussion and Analysis - FDIC assessment for further discussion on risks and the impact to the Company.
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
Concentrated Commercial Real Estate Lending Regulations. The federal banking agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm residential properties and loans for construction, land development and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner-occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address the following key elements: board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending.

Community Reinvestment Act. The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their entire service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of such banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. The Financial Institutions Reform, Recovery and Enforcement Act (FIRREA) requires federal banking agencies to make public a rating of a bank’s performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory CRA record could substantially delay approval or result in denial of an application. In October 2023, the FDIC, the Federal Reserve, and the OCC jointly issued a final rule to strengthen and modernize the existing regulations in four key ways: (i) clarifying what activities will qualify for CRA credit; (ii) updating where activities count for CRA credit; (iii) providing a more transparent and objective method for measuring CRA performance; and (iv) revising CRA-related data collection, record keeping, and reporting. Most changes go into effect no earlier than January 2026 with changes to the public file occurring April 2024.
Privacy and Cybersecurity. In addition to expanding the activities in which banks and bank holding companies may engage, the GLBA also imposed new requirements on financial institutions with respect to customer privacy. The GLBA generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, are required to comply with state law if it is more protective of customer privacy than the GLBA.
Federal regulators have issued advisory statements regarding cybersecurity. Generally, federal regulators expect that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. In addition, a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If the Company fails to observe the regulatory guidance, the Company could be subject to various regulatory sanctions, including financial penalties. In 2021, the federal banking agencies adopted a Final Rule that went into effect on May 1, 2022, that requires banking organizations to notify their primary banking regulator within 36 hours of determining that a “computer-security incident” has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to carry out banking operations or deliver banking products and services to a material portion of its customer base, its businesses and operations that would result in material loss, or its operations that would impact the stability of the United States.
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
In 2023, the SEC issued a final rule that requires disclosure of material cybersecurity incidents, as well as cybersecurity risk management, strategy and governance. Under this rule, banking organizations that are SEC registrants must generally disclose information about a material cybersecurity incident within four business days of determining it is material with periodic updates as to the status of the incident in subsequent filings as necessary.
On March 15, 2023, the SEC issued a release containing proposed amendments to Regulation S-P that, if adopted, would require broker-dealers, registered investment companies and investment advisers to adopt written policies and procedures creating an incident response program to deal with unauthorized access to customer information, including procedures for notification of impacted individuals within 30 days.

The Company expects this trend of both federal and state-level attention to cybersecurity to continue, and is continually monitoring developments at the federal level and in the states in which its customers are located. See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity. See Item 1C. Cybersecurity for further discussion of risk management and governance related to cybersecurity.
Limits on Compensation. The Federal Reserve, OCC and FDIC in 2010 issued comprehensive final guidance on incentive compensation policies for executive management of banks and bank holding companies. This guidance was intended to ensure that the incentive compensation policies of banking organizations do not undermine their safety and soundness by encouraging excessive risk-taking. The objective of the guidance is to assure that incentive compensation arrangements (i) provide incentives that do not encourage excessive risk-taking, (ii) are compatible with effective internal controls and risk management and (iii) are supported by strong corporate governance, including oversight by the board of directors. In 2016, the Federal Reserve and the FDIC proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2023, these rules have not been implemented. In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including Nasdaq and NYSE, to implement listing standards that require listed companies to adopt policies mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. In June 2023, the SEC approved NYSE and Nasdaq's proposed clawback listing standards (listing standards) with an effective date of October 2, 2023, and companies were required to adopt a clawback policy to comply with the listing standards no later than December 1, 2023. The Company adopted its Compensation Recovery Policy on October 19, 2023 in compliance with the new listing standards.
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
The Anti-Money Laundering Act of 2020 (“AMLA”), which amends the Bank Secrecy Act of 1970 (“BSA”), was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the U.S. Department of the Treasury to promulgate priorities for anti-money laundering and countering the financing of terrorism policy; requires the development of standards for testing technology and internal processes for BSA compliance; expands enforcement- and investigation-related authority, including increasing available sanctions for certain BSA violations; and expands BSA whistleblower incentives and protections. Many of the statutory provisions in the AMLA will require additional rulemaking, reports and other measures, and the impact of the AMLA will depend on, among other things, rulemaking and implementation guidance. In June 2021, the Financial Crimes Enforcement Network, a bureau of the U.S. Department of the Treasury, issued the priorities for anti-money laundering and countering the financing of terrorism policy required under the AMLA. The priorities include: corruption, cybercrime, terrorist financing, fraud, transnational crime, drug trafficking, human trafficking and proliferation financing.

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
Other Risks Affecting Our Business
•Volatile market conditions and macro economic trends.
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
To achieve its past levels of growth, the Company has focused on both internal growth and acquisitions. The Company may not be able to sustain its historical rate of growth or may not be able to grow at all. More specifically, the Company may not be able to grow earning assets, specifically loans, and the Company may not be able to find suitable acquisition candidates. Various factors, such as economic conditions and competition, may impede or prohibit loan growth and the completion of acquisitions. As further discussed below, the Company may be unable to attract and retain new talent, which could adversely affect its internal growth. If the Company is not able to continue its historical levels of growth, it may not be able to maintain its historical earnings trends. If the Company does not manage the Company’s growth effectively, the Company’s business, financial condition, results of operations and future prospects could be negatively affected, and the Company may not be able to continue to implement the Company’s business strategy and successfully conduct the Company’s operations.
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
The Company’s business and growth strategies depend significantly on the Company’s ability to recruit and retain management and employees with expertise, experience and business relationships within the Company's market areas. The Company’s ability to attract and retain key management and employees is dependent upon its compensation, incentive and benefits programs, its response to emerging workplace trends and practices, such as the current demand for flexible work schedules and remote work options that have arisen from the COVID-19 pandemic, its reputation for rewarding and promoting qualified employees, and its implementation of diversity and inclusion initiatives. The competitive nature of the current labor market could increase the Company's noninterest expense, as well as cause significant difficulty and delay in replacing departed management and employees with qualified candidates, who are experienced in the specialized aspects of the Company’s business or who have ties to the communities within the Company’s market areas. The unexpected loss of any of the Company’s key personnel could, therefore, have an adverse impact on the Company’s productivity and growth. This in turn makes the Company's success dependent upon the strength of its recruitment efforts, as well as its succession plans and procedures.

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
The Company is highly dependent on its computer systems and network infrastructure to conduct its operations, including the secure processing, storage and transmission of vital and sensitive data, exposing the Company to potential cyber incidents resulting from deliberate attacks or unintentional events. As a financial institution, the Company processes, stores and transmits a significant amount of personal customer information. The Company also maintains important internal data such as personally identifiable information about employees and customers, and information relating to the Company’s operations. The Company relies on third-party service providers for significant portions of its computer systems, network infrastructure and information security, and failure or misconduct by any of those third parties or their systems could have a material adverse effect on the Company. The secure maintenance and transmission of confidential information, as well as execution of transactions over the Company’s computer systems, are essential to protect the Company and its customers against fraud and cybersecurity breaches and for the Company to maintain customer confidence. The computer systems and network infrastructure the Company uses could fail or be subject to unforeseen problems or a material cybersecurity incident. The Company’s operations are dependent upon its ability to protect its computer systems and network against damage from physical theft, fire, power loss, telecommunications failure, or a similar catastrophic event, as well as from cybersecurity breaches, cyberattacks, ransomware attacks, viruses, worms, and other unauthorized or hostile acts which are becoming increasingly diverse and sophisticated. Any action, damage or failure that causes or results in breakdowns, disruptions, or unauthorized activities in the Company’s computer systems or network infrastructure, including customer relationship management, general ledger, deposit, loan or other systems, could disrupt the Company’s ability to properly operate its business, damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, investigations or fines, violate privacy or other applicable laws or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company. External or internal actors could obtain unauthorized access to the Company’s computer systems or network infrastructure or information stored in and transmitted through the Company’s computer systems and network infrastructure, which may result in the theft or unauthorized use of personal information, which could cause significant liability to the Company and may cause existing and potential customers to refrain from doing business with the Company. These factors are compounded by the continued trend to leverage cloud computing and support hybrid remote work strategies. The financial services industry has faced a notable increase in both the sophistication and frequency of cyberattacks leveraging phishing, exploitable vulnerabilities, and third-party service providers. The pervasiveness of cybersecurity incidents and the risks of cybersecurity breaches are complex and continue to evolve. In addition, advances in computer capabilities, such as artificial intelligence, and the increased sophistication of threat actors could result in a compromise or breach of the systems the Company and the Company’s third-party service providers use to encrypt and protect customer data and transactions. A failure or compromise of such security measures could have a material adverse effect on the Company’s business, financial condition and results of operations. See Item 1C. Cybersecurity for further discussion of risk management and governance related to cybersecurity..
As of February 20, 2024, the Company has not discovered any material cybersecurity incidents that have adversely affected our business, financial condition or results of operations. However, the Company can give no assurance that it will not have a material cybersecurity incident in the future.

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
The Company determines impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in the Company’s results of operations in the periods in which they become known. As of December 31, 2023, the Company had approximately $1.0 billion of goodwill and other intangible assets. While the Company has not recorded any such impairment charges since the Company initially recorded the goodwill, there can be no assurance that the Company’s future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on the Company’s financial condition and results of operations.

Credit Risk
The Company must manage credit risk.
Making any loan involves risk, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and cash flows available to service debt, and risks resulting from changes in economic and market conditions. The Company’s credit risk approval and monitoring procedures may fail to identify or reduce these credit risks, and they cannot completely eliminate all credit risks related to the Company’s loan portfolio. The Company faces a variety of risk related to its types of loans. Adverse developments affecting commercial real estate values in the Company’s market areas could increase the credit risk associated with commercial real estate loans, impair the value of the property pledged as collateral for these loans, and affect the Company’s ability to sell the collateral upon foreclosure without a loss. For commercial real estate loans that are larger than average, the Company faces risk that losses incurred on a small number of commercial real estate loans could have a material adverse effect on the Company’s financial condition and results of operations. The Company’s commercial real estate and commercial loans also have the risk that repayment is subject to the ongoing business operations of the borrower. Commercial loans are often secured by personal property, such as inventory, and intangible property, such as accounts receivable, which if the business is unsuccessful, typically have values insufficient to satisfy the loan without a loss. If the overall economic climate in the United States, generally, or the Company’s market areas in Texas and Colorado, specifically, experience material disruption, the Company’s borrowers may experience difficulties in repaying their loans, the collateral the Company holds may decrease in value or become illiquid, and the level of nonperforming loans, charge-offs and delinquencies could rise and require additional provisions for credit losses, which would cause the Company’s net income and return on equity to decrease.
The Company has a significant concentration in commercial real estate loans.
As of December 31, 2023, approximately 79.7% of the Company’s loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral, excluding agricultural loans secured by real estate. As a result, adverse developments affecting real estate values in the Company’s market areas could increase the credit risk associated with the Company’s real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of the Company’s markets could increase the credit risk associated with the Company’s loan portfolio, and could result in losses that would adversely affect credit quality, financial condition, and results of operation. Negative changes in the economy affecting real estate values and liquidity in the Company’s market areas could significantly impair the value of property pledged as collateral on loans and affect the Company’s ability to sell the collateral upon foreclosure without a loss or additional losses. Collateral may have to be sold for less than the outstanding balance of the loan, which could result in losses on such loans. In addition, the COVID-19 pandemic has increased demand for remote work opportunities and continues to cause supply chain disruption, which could have a particularly adverse impact on the Company's commercial real estate portfolio. Such declines and losses would have a material adverse impact on the Company’s business, results of operations and growth prospects. If real estate values decline, it is also more likely that the Company would be required to increase the Company’s allowance for credit losses, which could adversely affect the Company’s financial condition, results of operations and cash flows. Refer to Loan Portfolio within Management's Discussion and Analysis for more information.
The Company has exposure to credit risk related to the energy industry.
As of December 31, 2023, approximately 4.4% of the Company’s loans held for investment portfolio (excluding mortgage warehouse loans) was comprised of loans made to companies engaged in oil production and oilfield services. A significant decline in oil prices could adversely effect some of these borrowers’ ability to repay these loans and may impair the value of collateral securing some of these loans. While the Company's energy portfolio remains well managed, the decline and volatility in oil prices could have an impact on other segments of the economy generally, including real estate, and particularly for the Texas and Colorado economies. The Houston market economy specifically could be adversely affected given its high concentration of energy related businesses. The Company’s asset quality and results of operations could be adversely impacted by the direct and indirect effects of current and future conditions in the energy industry and geopolitical conflicts. The Company's energy portfolio is also more susceptible to operational and environmental related disruption, such as on the job injuries, oil spills, explosions, severe weather, and heightened pressure to implement environmental, social and governance driven initiatives, and particularly initiatives that align with the Biden Administration's goals to reduce greenhouse gas emissions.

The Company’s Allowance for Credit Losses may be insufficient.
The Company evaluates the adequacy of allowances for credit losses on loans, securities and off-balance sheet credit exposures. The Company has implemented controls and procedures to measure and estimate the lifetime expected credit loss at the time a financial asset is initially added to the balance sheet and periodically thereafter. The Company's amount of each allowance account represents management's best estimate of current expected credit losses on such financial instruments at each balance sheet date using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. The actual amount of credit losses is affected by changes in economic, operating and other conditions within the Company’s markets, as well as changes in the financial condition, cash flows, and operations of the Company’s borrowers, all of which are beyond the Company’s control, and such losses may exceed current estimates. As a result, the determination of the appropriate level of allowance for credit losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates related to current and expected future credit risks and trends, all of which may undergo material changes. The Company’s current expected credit losses (CECL) model has increased the complexity, and associated risk, of the analysis and processes relying on management judgment, which could negatively impact the Company’s financial condition and results of operations.
Credit losses will likely occur in the future and may occur at a rate greater than the Company has previously experienced. The Company may be required to take additional provisions for credit losses in the future to further supplement the allowance for credit losses, either due to management’s decision to do so or requirements by the Company’s banking regulators. In addition, bank regulatory agencies will periodically review the Company’s allowance for credit losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure. Based on their judgments or interpretations, which may be different than management’s, regulators may require the Company to change classifications or grades of loans or recognize further loan charge-offs. If the assessment of credit losses is inaccurate, or if economic and market conditions materially deteriorate as a result of occurrences, such as, natural disasters, global pandemics, or if anticipated climate change regulations impact the Company's CECL model, then the Company may need to increase or decrease its allowance for credits losses, which, in turn, will increase or decrease the Company’s reported income, and introduce additional volatility into its reported earnings, and possibly capital. See also Item 7. Management’s Discussion and Analysis of Financial Condition - Allowance for Credit Losses for additional discussion of financial impact of the allowance for credit losses.
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
On March 5, 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, announced that (i) 24 LIBOR settings would cease to exist immediately after December 31, 2021 (all seven euro LIBOR settings; all seven Swiss franc LIBOR settings; the Spot Next, 1-week, 2-month,and 12-month Japanese yen LIBOR settings; the overnight, 1-week, 2-month, and 12-month sterling LIBOR settings; and the 1-week and 2-month US dollar LIBOR settings); and (ii) the 1-month, 3-month, 6-month and 12-month US LIBOR settings would cease to exist after June 30, 2023. In response to this, the federal banking agencies issued guidance on November 30, 2020 encouraging banks to (i) stop using LIBOR in new financial contracts no later than December 31, 2021; and (ii) either use a rate other than LIBOR or include clear language defining the alternative rate that will be applicable after LIBOR’s discontinuation.

As a result of the preceding, the Company discontinued offering LIBOR-based products on October 31, 2021. The Company also required all LIBOR-based loans and renewals entered into on or prior to October 31, 2021 to close and fund by no later than December 31, 2021. As of November 1, 2021, the Company negotiates loans and loan renewals that would have been tied to LIBOR using the Wall Street Journal's U.S. Prime Rate ("WSJ Prime") or CME Term Secured Overnight Financing Rates ("SOFR”).
While not anticipated, the transition to LIBOR could present additional risk, including, but not limited to, litigation and reputational risks if challenges are made to LIBOR fallback language within existing contracts. In addition, there continues to be uncertainty as to the ultimate effects of the LIBOR transition, including variations in the replacement benchmark rate designated and accepted by financial institutions. The elimination of LIBOR or any other changes or reforms to the determination or supervision of LIBOR could also have an adverse impact on the market for or value of any LIBOR-linked securities, loan, swaps, and other financial obligations or extension of credit held by or due to us or on our overall financial condition or results of operations. These variations also inject potential for greater competition with financial institutions whose LIBOR replacement rates and procedures may be more favorable or flexible than those adopted by the Company. The transition has also required changes to the Company's risk and pricing models, valuation tools, product design and hedging strategies. Failures to adequately manage the transition process also poses greater operational and reputational risks that could create material adverse effects on the Company's business, financial condition and results of operations.
Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations. Any failure to adequately manage this transition process with our customers could also adversely impact out reputation. We continue to monitor and evaluate the related risks.
The Company could experience losses on its investment securities in volatile rate environments.
While the Company attempts to invest a significant percentage of its assets in loans, the Company invests a percentage of its total assets in investment securities as part of its overall liquidity strategy.
Factors beyond the Company’s control can significantly influence the fair value of securities in its portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities are generally subject to decreases in market value when market interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities, defaults by the issuer or individual borrowers with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause an impairment in future periods and result in realized losses. The process for determining impairment usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting market interest rates, the financial condition of issuers of the securities and the performance of the underlying collateral, the Company may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on the Company’s financial condition and results of operations.
Legal, Regulatory and Compliance Risk
The Company is subject to legal and regulatory risk.
The Company, like all financial institutions, has been and may in the future become involved in legal and regulatory proceedings. Litigation arises in a variety of contexts, including lending and deposit operations, intellectual property claims related to the technology used in business operations, employment practices, operating activities, and other general business matters. The Company considers most of these proceedings to be in the normal course of business or typical for the industry. However, it is inherently difficult to assess the outcome of these matters. Any material legal or regulatory proceeding could impose substantial cost and cause management to divert its attention from the Company’s business and operations. Any adverse determination in a legal or regulatory proceeding could have a material adverse effect on the Company’s business, financial condition and results of operations. See Item 3. Legal Proceedings.

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
Policies and regulations that may flow from the regulators could materially impact the Company's business, credit assessments, financial condition and/or operations. Regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of this regulatory discretion and power could have a negative impact on the Company. Failure to comply with laws, regulations or policies could also result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations.
The Company must devote significant resources to compliance.
Various federal banking laws and regulations, including rules adopted by the Federal Reserve Board pursuant to the requirements of the Dodd-Frank Act, impose certain heightened requirements on and greater supervision of banks and bank holding companies that maintain total consolidated assets of at least $10 billion, like the Company. The imposition of these regulatory requirements and increased supervision has and will continue to require commitment of additional financial resources to maintain regulatory compliance, which has increased the Company’s noninterest expense, and has and will continue to otherwise have an impact on the Company’s financial condition and results of operations.
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
Further, on October 11, 2023, the FDIC issued a proposed rule and guidelines that would require all FDIC-supervised insured depository institutions with consolidated assets of over $10 billion to adopt corporate governance and risk management standards that are comparable to those expected of banking organizations with $100 billion or more in total consolidated assets. The proposed guidelines set forth requirements, expectations, and obligations of the board of directors (including composition, duties, and committees), Board and management responsibility regarding risk management and audits, and expectations with respect to identifying and addressing violations of law or regulations. If the proposed rule is adopted and implemented, this could result in substantial added expense to comply with the recordkeeping, reporting, and disclosure requirements. The comment period for the proposed rule and guidelines expired on February 9, 2024.

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
Previous economic conditions and the Dodd-Frank Act caused the FDIC to increase deposit insurance assessments and may result in increased assessments in the future. In November 2023, the FDIC issued a final rule to implement a special assessment to recover losses to the DIF incurred as a result of recent bank failures and the FDIC's use of the systemic risk exception to cover certain deposits that were otherwise uninsured. The special assessment was based on estimated uninsured deposits as of December 31, 2022 (excluding the first $5.0 billion) over eight quarterly assessment periods, beginning in the first quarter of 2024. Under the final rule, the estimated loss pursuant to the systemic risk determination will be periodically adjusted, and the FDIC has retained the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment on a one-time basis. Further, it is possible that further increases in deposit insurance are adopted by the FDIC Board. According to the FDIC’s published materials in November 2023, there were 43 institutions on the FDIC’s Problem Bank List as of the second quarter of 2023. The extent to which economic or other factors cause the FDIC Board to increase deposit insurance assessments and the impact any such increased assessments will have on our future deposit insurance expense is currently uncertain. An increase or change in the assessment rates imposed on the Bank could materially and adversely affect the Company. Refer to Item 1. Business - Deposit Insurance Assessments and Item 7. Management's Discussion and Analysis - FDIC assessment for further discussion and the impact to the Company.
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
Liquidity is essential to the Company’s business. The Company relies on its ability to generate deposits and effectively manage the repayment and maturity schedules of the Company’s loans and investment securities, respectively, to ensure that the Company has adequate liquidity to fund the Company’s operations. An inability to raise funds through deposits, borrowings, the sale of the Company’s investment securities, Federal Home Loan Bank advances, the sale of loans, and other sources could have a substantial negative effect on the Company’s liquidity. The Company’s most important source of funds consists of deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments or other financial institutions, the Company would lose a relatively low-cost source of funds, increasing the Company’s funding costs and reducing the Company’s net interest income and net income.
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
Unrealized losses on our available for sale securities portfolio have increased as interest rates have increased. Unrealized losses related to available for sale securities reduce tangible common equity but do not impact regulatory capital ratios. While we do not currently expect to sell securities for liquidity purposes, our access to liquidity sources could be impacted by unrealized losses if securities are sold at a loss. Additionally, unrealized losses could negatively impact market and/or customer perceptions which could lead to a reputational harm of the Company and/or deposit withdrawal, particularly among uninsured depositors.
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
Other Risks Affecting Our Business
Volatile market conditions and macro economic trends.
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
The Company relies on customer deposits as a significant source of funding. Competition among U.S. banks for customer deposits is intense, and may increase the cost of deposits or prevent new deposits, and may otherwise negatively affect the Company’s ability to grow its deposit base. The Company’s deposit accounts may decrease in the future, and any such decrease could have an adverse impact on the Company’s sources of funding, which impact could be material. Any changes the Company makes to the rates offered on its deposit products to remain competitive with other financial institutions may adversely affect the Company’s profitability and liquidity. The demand for the deposit products the Company offers may also be reduced due to a variety of factors, such as digital banking technology, demographic patterns, stability of other financial institutions, changes in customer preferences, reductions in consumers’ disposable income, regulatory actions that decrease customer access to particular products or the availability of competing products. In addition, a portion of the Company’s deposits are brokered deposits and FDIC uninsured deposits. The levels of these types of deposits that the Company holds may be more volatile during changing economic conditions. Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Deposits for more information.
The Company may be adversely impacted by natural disasters, health pandemics, and other local and worldwide events beyond the Company’s control.
Natural disasters, health pandemics, severe weather events, including those prominent in Texas and Colorado and those prominent in the geographic areas of vendors and business partners, together with worldwide hostilities, terrorist attacks, and other external events could have a significant impact on the Company’s ability to conduct business. These events could also affect the stability of the Company’s deposit base, borrowers’ ability to repay loans, impair collateral, result in a loss of revenue or an increase in expenses. Although the Company has established disaster recovery and business continuity procedures and plans, the occurrence of any such event may adversely affect the Company’s business, which in turn could have a material adverse effect on the Company’s financial condition and results of operations.
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
Collectively, as of February 16, 2024, Messrs. Vincent Viola and David Brooks owned 11.5% of the Company’s outstanding common stock on a fully diluted basis. Vincent Viola, the largest shareholder of the Company, currently owns 9.9% of the Company’s outstanding common stock, and David Brooks, the Company’s Chairman of the Board and Chief Executive Officer, currently owns 1.6% of the Company’s common stock, each calculated on a fully diluted basis. Further, as of the date hereof, the Company’s other directors and executive officers currently own collectively approximately 1.8% of the Company’s outstanding common stock. These individuals have historically, and currently, exert controlling influence in the Company’s management and policies.
In addition, Michael Viola, a director of the Company, is the son of Vincent Viola. Further, David Brooks, the Company’s Chairman and Chief Executive Officer, has a 36 year history of ownership and operation of the Bank with Vincent Viola; and he has a joint investment with Vincent. Viola outside of the Company. Given these close relationships, even though he does not serve on the Company’s board, Vincent Viola has and will continue to have an influence over the direction and operation of the Company.

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
The Company’s certificate of formation and bylaws contain various provisions that could have an anti-takeover effect and may delay, discourage or prevent an attempted acquisition or change in control of the Company. These provisions include the following:
•staggered terms of directors until shareholder approved declassification of the board is complete at the 2025 annual meeting of shareholders;
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Cybersecurity and Risk Management
The Company’s cybersecurity risk management processes are integrated into the overall risk management system through reporting of cyber risks to Technology and Information Security Oversight Committee, Operational Risk Committee, Enterprise Risk Committee, and Board Risk Oversight Committee. Risk Appetite statements are approved by the Board Risk Oversight Committee and the Board, and Key Risk Indicators are monitored on an ongoing basis by the Information Security team, and the Operational Risk and Enterprise Risk Committees . The Company performs regular Information Security focused Risk Assessments at the entity level, including but not limited to assessments based on the Federal Financial Institutions Examination Council Cybersecurity Assessment Tool (FFIEC CAT) and Ransomware Self-Assessment Tool (R-SAT), and National Institute of Standards and Technology (NIST) Cybersecurity Framework.
Engagement of Third Parties
Information Security leverages third parties for cyber security services including but not limited to managed security services, external penetration testing, and tabletop exercises.
Oversight and Identification of Risks Associated with Third Parties
Information Security, in coordination with Third Party Risk Management, reviews new vendors at onboarding to oversee and identify potential risks and performs ongoing monitoring of emerging risks related to any third-party service providers. Third-party service provider reviews include completion of a standardized questionnaire and review of SOC reports. New technology projects are subject to a Security Architecture Review completed by Information Security. Information Security coordinates with Contract Management to perform contract reviews for security controls and notification processes. Information Security conducts annual IT Risk Assessments on Tier 1 applications, defined as those vendors of critical importance to the Company's core operations.
Risks from Cybersecurity Threats
In the last fiscal year, we have not experienced any material cybersecurity incidents. For a full discussion of cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, result of operations, or financial condition, see Item 1A. Risk Factors.
Board Oversight
Our Board Risk Oversight Committee is charged with overseeing the Company’s management of credit, market, liquidity, operational (including information technology and cybersecurity), compliance, reputational and strategic risks, including the annual approval and recommendation to the Board of Directors of the Company’s risk appetite statement and approval of the Company’s risk management framework.
Risks from cybersecurity threats are monitored on an ongoing basis by the Information Security team, engaging the Cyber Incident Response Team, Cyber Crisis Team, the Core Team, and Extended Core Team, as needed, and escalated to the extent that incidents rise to the level of notification to the relevant risk or board committee or on an ad hoc basis.
Additionally, quarterly cybersecurity updates are provided to risk and board committees including, but not limited to, the following materials: Annual GLBA Report, Information Security Metrics (including Key Performance and Key Risk Indicators), Penetration Testing and Tabletop Exercise updates, Cyber Maturity Assessments/Roadmap, Annual Threat Landscape Report, and additional cybersecurity education topics.
Management and Assessment of Risk
The Enterprise Risk Sub-Committee (ERC) (a management committee) assists executive management and the Board of Directors with providing oversight of the Bank’s enterprise risk management program.

The ERC and Board Risk Oversight Committee work together to facilitate effective risk management and timely escalation of substantive issues, including Operational Risk (which includes information technology and cybersecurity).
The Chief Information Security Officer (CISO), reporting to the Chief Risk Officer, is responsible for information security and cybersecurity risk management. The CISO has over 20 years of experience in cybersecurity in Financial Services and is a Certified Information Systems Security Professional (CISSP) and holds a SysAdmin, Audit, Network and Security Global Information Assurance Certification (SANS GCIA).
Incident and Risk Escalation Through Cyber Incident Response Plan
Information Security maintains processes for prevention, detection, and mitigation of cybersecurity incidents. The Company maintains a Cyber Incident Response Plan (CIRP) that covers response and remediation processes for managing cybersecurity incidents. The CIRP outlines the cross-functional responsibilities for the Cyber Crisis Team, the Core Team and Extended Core Team during a notification incident. The Core Team consists of the Chief Information Security Officer, Chief Legal Officer, Chief Information Officer, and Director Operational Risk Management to manage the incident. The Extended Core Team consists of other business area leaders who may need to be engaged based on the area of impact. All CIRP incidents are managed through an Incident Commander with communications being escalated to executive leadership as needed, who will then report to the Board. Key Performance Indicators and Key Risk Indicators related to monitoring and detection are presented to Technology and Information Security and Operational Risk Management Committees.
Incident and Risk Escalation to Board
The Board Risk Oversight Committee oversees the ERC and works directly with the ERC to facilitate effective risk management and timely escalation of substantive issues from ERC and ERC’s sub-committees, including Operational Risk (which includes information technology and cybersecurity). Quarterly, cybersecurity updates are provided to risk and board committees including, but not limited to, the following materials: Annual GLBA Report, Information Security Metrics (including Key Performance and Key Risk Indicators), Penetration Testing and Tabletop Exercise updates, Cyber Maturity Assessments/Roadmap, Annual Threat Landscape Report, and additional cybersecurity education topics.

ITEM 2. PROPERTIES
The Company owns its corporate headquarters, located at 7777 and 7677 Henneman Way, McKinney, Texas 75070, which serves as the Bank’s home office. The headquarters campus consists of an approximately 165,000 square foot, six story corporate office building and an approximately 198,000 square foot, six story facility that serves as the Company's operation center.
As of December 31, 2023, the Company had 91 full-service branches. The Company believes that its facilities are in good condition and are adequate to meet the Company’s operating needs for the foreseeable future. At December 31, 2023, the Company owns 71 of the branches, and leases the remaining facilities. Our branches are located in the Dallas/North Texas area, including McKinney, Dallas, Fort Worth, and Sherman/Denison, the Austin/Central Texas area, including Austin and Waco, the Houston Texas metropolitan area and along the Colorado Front Range area, including Denver, Colorado Springs and Fort Collins.
For more information about premises and equipment and lease commitments, see Note 6. Premises and Equipment, Net, and Note 12. Leases, respectively, to the Company's audited consolidated financial statements included elsewhere in this report.

ITEM 3. LEGAL PROCEEDINGS
In the normal course of business, the Company and the Bank are named as defendants in various lawsuits. Management of the Company and the Bank, following consultation with legal counsel, do not expect the ultimate disposition of any, or a combination, of these matters to have a material adverse effect on the continued operations of the Company or the Bank.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Common Stock
Since January 2, 2014, the Company's common stock has traded on the Nasdaq Global Select Market under the symbol “IBTX.” Quotations of the sales volume and the closing sales prices of the common stock of the Company are listed daily in the Nasdaq Global Select Market’s listings. As of February 16, 2024, there were 413 holders of record for the Company's common stock.
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information as of December 31, 2023, regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	N/A	1,367,836	(1)
Equity compensation plans not approved by security holders	—	N/A	—
____________
(1)    Constitutes shares of the Company’s common stock issuable under the 2022 Equity Incentive Plan. See Note 19. Stock Awards for more information on types of allowable awards under the Plan.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Stock Repurchase Program: From time to time, the Company's board of directors has authorized stock repurchase programs which allows the Company to purchase its common stock in the open market or in privately negotiated transactions. In general, the share repurchase program allows the Company to proactively manage its capital position and return excess capital to shareholders. In January 2023, the Company's Board established the 2023 Stock Repurchase Plan (2023 Plan), which authorized the repurchase of up to $125.0 million of common stock through December 31, 2023. No shares were repurchased by the Company during the year ended December 31, 2023. Under a prior stock repurchase program, the Company repurchased 1,651,236 shares of Company stock at a total cost of $116.0 million during 2022 and 419,098 shares of Company stock at a total cost of $29.2 million during 2021.

The following table summarizes the Corporation's repurchase activity during the year ended December 31, 2023.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (thousands)
Total first quarter 2023	26,777	$60.39	—	$125,000
Total second quarter 2023	486	44.00	—	125,000
Total third quarter 2023	11,476	36.43	—	125,000
October 2023	2,825	39.43	—	125,000
November 2023	—	—	—	125,000
December 2023	163	43.25	—	—
Total fourth quarter 2023	2,988	39.63	—	—
Total 2023 year-to-date	41,727	$52.12	—	$—
____________
(1)    All 41,727 shares were purchased to settle employee tax withholding related to vesting of restricted stock awards. These transactions are not considered part of the Company's repurchase program.

Performance Graph
The following Performance Graph compares the cumulative total shareholder return on the Company’s common stock for the period December 31, 2018 through December 31, 2023, with the cumulative total return of the Russell 2000 Index and the KBW Nasdaq Bank Index for the same period. Dividend reinvestment has been assumed. The Performance Graph assumes $100 invested on December 31, 2018, in the Company’s common stock, the Russell 2000 Index and KBW Nasdaq Bank Index. The historical stock price performance for the Company’s common stock shown on the graph below is not necessarily indicative of future stock performance.
Comparison of Cumulative Total Return
Among Independent Bank Group, Inc., the Russell 2000 Index and the KBW Nasdaq Bank Index

Comparison of Cumulative Total Return

200
150
100
50
Index Value
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Period Ending
Independent Bank Group, Inc.
Russell 2000 Index
KBW Nasdaq Bank Index

	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023
Independent Bank Group, Inc.	100.00	123.36	142.63	167.63	142.64	125.33
Russell 2000 Index	100.00	125.53	150.58	172.90	137.56	160.85
KBW Nasdaq Bank Index	100.00	136.13	122.09	168.88	132.75	131.57
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

•material increases or decreases in the amount of insured and/or uninsured deposits held by the Bank or other financial institutions that we acquire and the cost of those deposits;
•adverse developments in the banking industry related to soundness of other financial institutions, and the potential impact of such developments on customer confidence, liquidity, and regulatory responses, including regulatory oversight, examinations, and any potential related findings and actions;
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
•the effects of infectious disease outbreaks and the significant impact and associated efforts to limit such spread has had or may have on economic conditions and the Company's business, employees, customers, asset quality and financial performance;
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
•other economic, competitive, governmental, regulatory, technological and geopolitical factors affecting the Company’s operations, pricing and services; and
•the other factors that are described or referenced in Part I, Item 1A, of the Annual Report on Form 10-K under the caption "Risk Factors."
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
The Company’s principal business is lending to and accepting deposits from businesses, professionals and individuals. The Company conducts all of the Company’s banking operations through its principal bank subsidiary. The Company derives its income principally from interest earned on loans and, to a lesser extent, income from securities available for sale and securities held to maturity. The Company also derives income from noninterest sources, such as fees received in connection with various deposit services, mortgage banking operations and investment advisory services. From time to time, the Company also realizes gains or losses on the sale of assets. The Company’s principal expenses include interest expense on interest-bearing customer deposits, advances from the Federal Home Loan Bank of Dallas (FHLB) and other borrowings, operating expenses such as salaries and employee benefits, occupancy costs, communication and technology costs, expenses associated with other real estate owned, other administrative expenses, amortization of intangibles, provisions for credit losses and the Company’s assessment for FDIC deposit insurance.

The Company intends for this discussion and analysis to provide the reader with information that will assist in understanding the Company’s financial statements, the changes in certain key items in those financial statements from period to period and the primary factors that accounted for those changes. This discussion relates to the Company and its consolidated subsidiaries and should be read in conjunction with the Company’s consolidated financial statements as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021, and the accompanying notes, appearing elsewhere in this Annual Report on Form 10-K. The Company’s fiscal year ends on December 31. The following discussion and analysis presents the more significant factors that affected our financial condition as of December 31, 2023 and 2022 and results of operations for each of the years then ended. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2022 Annual Report on Form 10-K, filed with the SEC on February 21, 2023 for discussion of our results of operations for the years ended December 31, 2022 and 2021.

Recent Developments
Stanford Litigation
As more fully discussed in Part I, Item 3. Legal Proceedings, in first quarter 2023, the Bank entered into a settlement agreement with the plaintiffs to settle all claims of the ongoing lawsuit and will pay $100.0 million under the terms of the settlement. While the Company denies any liability or wrongdoing with respect to this matter, it believes the settlement is in the best interest of the Company and its shareholders as it eliminates risk, ongoing expense and uncertainty. The $100.0 million settlement, along with $2.5 million in legal and other fees, is recorded to litigation settlement expense in the consolidated income statement. The recognition of this settlement has negatively affected the Company's earnings for the twelve months ended December 31, 2023, reducing net income by $80.1 million or $1.94 per diluted share.
Recent Banking Environment
In light of recent events in the banking sector during 2023, including high-profile bank failures as well as other industry challenges such as liquidity, volatility in deposit balances and interest rate uncertainty among other factors, the Company has proactively positioned the balance sheet to mitigate the risks affecting the Company and the overall banking industry in order to serve its clients and communities.
•Liquidity remains strong, with cash and available for sale securities representing approximately 12.2% of assets and a loan to deposit ratio of 93.6% at December 31, 2023. Deposits are the Company’s primary source of liquidity. In addition, the Company maintains the ability to access considerable sources of contingent liquidity at the Federal Home Loan Bank and the Federal Reserve Bank, among other sources. Management considers the Company's current liquidity position to be adequate to meet both short-term and long-term liquidity needs. Refer to the sections Deposits and Liquidity Management for additional information.
•Capital remains healthy, with ratios of the Company, and its subsidiary bank, well above the standards to be considered well-capitalized under regulatory requirements. Refer to Note 20. Regulatory Matters, included elsewhere in this report for additional details.
•Asset quality remains solid, with a non-performing asset ratio of 0.32% of total assets at December 31, 2023 and net charge-offs of 0.01% for the year ended December 31, 2023, reflecting the Company's disciplined underwriting and conservative lending philosophy which has supported the Company's strong credit performance during prior financial crises. Refer to the section Asset Quality for additional information.
The duration of this crisis has been short but impactful to the Company. The Company will continue its safe and sound banking practices, but the continuing impact of the crisis and further extent on the Company's operations and financial results for future periods is uncertain and cannot be predicted.

Discussion and Analysis of Results of Operations
Selected income statement data and key performance metrics are summarized in the table below:

	As of and for the Years Ended December 31,
(dollars in thousands except per share data)	2023	2022	2021
Selected Income Statement Data
Net interest income	$456,883	$558,208	$520,322
Provision for credit losses	4,130	4,490	(9,000)
Noninterest income	51,109	51,466	66,517
Noninterest expense	451,544	358,889	313,606
Income tax expense	9,117	50,004	57,483
Net income available to common shareholders	43,201	196,291	224,750
Per Share Data (Common Stock)
Earnings per common share:
Basic	$1.05	$4.71	$5.22
Diluted	1.04	4.70	5.21
Dividends	1.52	1.52	1.32
Selected Performance Metrics
Return on average assets	0.23%	1.09%	1.21%
Return on average equity	1.83	8.04	8.86
Net interest margin	2.74	3.46	3.10
Efficiency ratio	86.44	56.82	51.30
Dividend payout ratio	146.15	32.34	25.34
The following discussion and analysis of the Company’s results of operations compares its results of operations for the years ended December 31, 2023 and 2022.
The Company’s net income available to common shareholders decreased by $153.1 million, or 78.0%, to $43.2 million ($1.04 per common share on a diluted basis) for the year ended December 31, 2023, from $196.3 million ($4.70 per common share on a diluted basis) for the year ended December 31, 2022. The decrease in net income for 2023 over 2022 was most impacted by the $318.0 million increase in interest expense as well as the $92.7 million increase in noninterest expense, offset by a $216.7 million increase in interest income and a decrease of $40.9 million in income tax expense. Net interest income before provision from loan losses was lower in the current year mainly due to increased funding costs on our deposit products and FHLB advances due to Fed rate increases over the last year offset to a lesser extent by increased earnings on interest earning assets, primarily loans and interest-bearing cash accounts. As mentioned in Recent Developments, the increase in noninterest expense was due to the non-recurring $100.0 million settlement of litigation. The Company posted returns on average common equity of 1.83% and 8.04%, returns on average assets of 0.23% and 1.09%, and efficiency ratios of 86.44% and 56.82% for the years ended December 31, 2023 and 2022, respectively. The efficiency ratio is calculated by dividing total noninterest expense (which does not include the provision for credit losses and the amortization of core deposits intangibles) by net interest income plus noninterest income. The Company’s dividend payout ratio was 146.15% and 32.34% for the years ended December 31, 2023 and 2022, respectively, due to the decrease in diluted earnings per share from $4.70 per share in 2022 to $1.04 per share in 2023.

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
The Company earned net interest income of $456.9 million for the year ended December 31, 2023, a decrease of $101.3 million, or 18.2%, from $558.2 million for the year ended December 31, 2022. The decrease was primarily driven by increased funding costs on deposit products, brokered deposits, and FHLB advances due to Fed fund rate increases over the year in addition to higher average balances for those interest-bearing liabilities year over year. Offset to a lesser extent were increased earnings on interest-earning assets, primarily loans and interest-bearing cash accounts. The year ended December 31, 2023 includes $3.6 million of acquired loan accretion compared to $9.1 million for the year ended December 31, 2022. The Company’s net interest margin for 2023 decreased to 2.74% from 3.46% in 2022, and the Company’s interest rate spread for 2023 decreased to 1.77% from the 3.13% interest rate spread for 2022. The average balance of interest-earning assets for 2023 increased by $579.7 million, or 3.6%, to $16.7 billion from an average balance of $16.1 billion for 2022. The increase from the prior year was primarily related to organic loan growth for the year offset by decreases in average balances of interest-bearing deposits and securities. Average interest-bearing liabilities increased $1.6 billion, or 15.2% primarily due to increased average deposits and FHLB advances mentioned above. The Company’s net interest margin for the year ended December 31, 2023 was negatively impacted by a 252 basis point increase in the weighted-average cost of funds on interest-bearing liabilities to 3.45% for the year ended December 31, 2023, from 0.93% for the year ended December 31, 2022 related to the increase in rates over the year. This was slightly offset by a 116 basis point increase in the weighted-average yield on interest-earning assets to 5.22% for the year ended December 31, 2023, from 4.06% for the year ended December 31, 2022. The increase from the prior year is due primarily to overall higher yields on all interest-earning assets due to the increasing rate environment as well as higher earnings on loans due to organic growth for the year over year period.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the years ended December 31, 2023, 2022 and 2021. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances.

	For the Years Ended December 31,
	2023			2022			2021
(dollars in thousands)	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Rate
Interest-earning assets:
Loans (1)	$14,129,639	$792,659	5.61%	$13,148,633	$602,210	4.58%	$12,501,641	$547,931	4.38%
Taxable securities	1,436,856	31,747	2.21	1,617,454	32,944	2.04	1,204,153	22,754	1.89
Nontaxable securities	412,266	10,279	2.49	429,057	10,360	2.41	358,261	8,344	2.33
Interest-bearing deposits and other	717,434	37,051	5.16	921,391	9,503	1.03	2,693,812	4,533	0.17
Total interest-earning assets	16,696,195	$871,736	5.22	16,116,535	$655,017	4.06	16,757,867	$583,562	3.48
Noninterest-earning assets	1,859,553			1,892,555			1,800,301
Total assets	$18,555,748			$18,009,090			$18,558,168
Interest-bearing liabilities:
Checking accounts	$5,745,444	$177,025	3.08%	$6,002,530	$45,405	0.76%	$5,967,655	$22,615	0.38%
Savings accounts	628,088	399	0.06	787,937	387	0.05	711,401	1,034	0.15
Money market accounts	1,616,038	56,148	3.47	2,130,908	21,562	1.01	2,584,386	13,580	0.53
Certificates of deposit	2,977,281	124,833	4.19	1,027,561	10,274	1.00	1,269,736	6,970	0.55
Total deposits	10,966,851	358,405	3.27	9,948,936	77,628	0.78	10,533,178	44,199	0.42
FHLB advances	716,397	35,705	4.98	150,890	2,017	1.34	362,192	2,038	0.56
Other borrowings - short-term	40,078	2,781	6.94	15,918	593	3.73	6,278	118	1.88
Other borrowings - long-term	244,929	13,237	5.40	266,746	13,858	5.20	287,860	15,129	5.26
Junior subordinated debentures	54,526	4,725	8.67	54,328	2,713	4.99	54,130	1,756	3.24
Total interest-bearing liabilities	12,022,781	414,853	3.45	10,436,818	96,809	0.93	11,243,638	63,240	0.56
Noninterest-bearing demand accounts	3,957,699			5,018,631			4,675,667
Noninterest-bearing liabilities	214,001			111,326			102,205
Stockholders’ equity	2,361,267			2,442,315			2,536,658
Total liabilities and equity	$18,555,748			$18,009,090			$18,558,168
Net interest income		$456,883			$558,208			$520,322
Interest rate spread			1.77%			3.13%			2.92%
Net interest margin (2)			2.74			3.46			3.10
Net interest income and margin (tax equivalent basis) (3)		$461,056	2.76		$562,633	3.49		$524,260	3.13
Average interest earning assets to interest-bearing liabilities			138.87			154.42			149.04
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

	For the Year Ended December 31, 2023 v. 2022			For the Year Ended December 31, 2022 v. 2021
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
(dollars in thousands)	Volume	Rate		Volume	Rate
Interest-earning assets
Loans	$47,443	$143,006	$190,449	$28,836	$25,443	$54,279
Taxable securities	(3,835)	2,638	(1,197)	8,276	1,914	10,190
Nontaxable securities	(415)	334	(81)	1,717	299	2,016
Interest-bearing deposits and other	(2,541)	30,089	27,548	(4,760)	9,730	4,970
Total interest-earning assets	$40,652	$176,067	$216,719	$34,069	$37,386	$71,455
Interest-bearing liabilities
Checking accounts	$(2,033)	$133,653	$131,620	$133	$22,657	$22,790
Savings accounts	(73)	85	12	108	(755)	(647)
Money market accounts	(6,340)	40,926	34,586	(2,731)	10,713	7,982
Certificates of deposit	42,726	71,833	114,559	(1,536)	4,840	3,304
Total deposits	34,280	246,497	280,777	(4,026)	37,455	33,429
FHLB advances	19,532	14,156	33,688	(1,674)	1,653	(21)
Other borrowings - short-term	1,396	792	2,188	289	186	475
Other borrowings - long-term	(1,148)	527	(621)	(1,100)	(171)	(1,271)
Junior subordinated debentures	10	2,002	2,012	6	951	957
Total interest-bearing liabilities	54,070	263,974	318,044	(6,505)	40,074	33,569
Net interest income	$(13,418)	$(87,907)	$(101,325)	$40,574	$(2,688)	$37,886

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

The following table presents the components of provision for credit losses:

	For the Years Ended December 31,
	2023	2022	2021
Provision for credit losses related to:
Loans	$4,177	$5,268	$(12,609)
Held to maturity securities	—	—	—
Off-balance sheet credit exposures	(47)	(778)	3,609
Total provision for credit losses	$4,130	$4,490	$(9,000)
The Company recorded a provision for credit losses on loans totaling $4.2 million during the year ended December 31, 2023. This is a decrease of $1.1 million, or 20.7% compared to the $5.3 million provision for credit losses on loans recorded in 2022. Provision expense for loans is generally reflective of organic loan growth as well as charge-offs or specific credit allocations taken during the respective period. Provision expense is also impacted by the economic outlook and changes in macroeconomic variables. The provision recorded for both years ended December 31, 2023 and 2022 was primarily related to loan growth.
As discussed in Note 4. Securities, the Company reclassified a portion of its available for sale state and municipal portfolio to held to maturity during 2022 to limit future volatility due to expected increases in interest rates. The majority of securities in the held to maturity portfolio are guaranteed and have highly rated credit ratings. Therefore, there was no provision for credit losses on held to maturity securities recorded during 2023 or 2022.
The Company recorded $47 thousand in negative provision for off-balance sheet credit exposures for the year ended December 31, 2023, compared to $778 thousand negative provision for the same period in 2022. Changes in the allowance for unfunded commitments are generally driven by the remaining unfunded amount and the expected utilization rate of a given loan segment.

Noninterest Income
The following table sets forth the major components of noninterest income for the years ended December 31, 2023, 2022 and 2021 and the period-over-period variations in such categories of noninterest income:

	For the Years Ended December 31,			Variance		Variance
(dollars in thousands)	2023	2022	2021	2023 v. 2022		2022 v. 2021
Noninterest income:
Service charges on deposit accounts	$13,958	$12,204	$9,842	$1,754	14.4%	$2,362	24.0%
Investment management fees	9,650	9,146	8,586	504	5.5	560	6.5
Mortgage banking revenue	7,003	8,938	23,157	(1,935)	(21.6)	(14,219)	(61.4)
Mortgage warehouse purchase program fees	1,892	2,676	6,908	(784)	(29.3)	(4,232)	(61.3)
(Loss) gain on sale of loans	(14)	(1,844)	56	1,830	N/M	(1,900)	N/M
(Loss) gain on sale of other real estate	(1,797)	—	63	(1,797)	N/M	(63)	N/M
Gain on sale of securities available for sale	—	—	13	—	N/M	(13)	N/M
Gain (loss) on sale and disposal of premises and equipment	323	(494)	(304)	817	N/M	(190)	N/M
Increase in cash surrender value of BOLI	5,768	5,371	5,209	397	7.4	162	3.1
Other	14,326	15,469	12,987	(1,143)	(7.4)	2,482	19.1
Total noninterest income	$51,109	$51,466	$66,517	$(357)	(0.7)%	$(15,051)	(22.6)%
____________
N/M - Not meaningful
Noninterest income decreased $357 thousand, or 0.7%, to $51.1 million for the year ended 2023 from $51.5 million for the year ended 2022. Significant changes in the components of noninterest income are discussed below.

Service charges on deposit accounts. Service charges on deposit accounts increased $1.8 million, or 14.4%, for the year ended December 31, 2023, as compared to the same period in 2022. The increase is primarily due to higher account analysis charges of $1.7 million due to increases in our commercial treasury products.
Mortgage banking revenue. Mortgage banking revenue decreased $1.9 million, or 21.6% for the year ended December 31, 2023, compared to the same period in 2022. The decrease was primarily market driven, resulting in a lower fair value gain on derivative hedging instruments of $104 thousand in 2023 compared to $1.9 million in 2022.
(Loss) gain on sale of loans. The Company recognized $1.8 million loss on sale of loans during 2022, primarily due to a $1.5 million loss on the sale of a commercial real estate loan, which was sold at a discount.
(Loss) gain on sale of other real estate. In 2023, the Company recognized a $1.8 million loss on sale of one other real estate property.

Noninterest Expense
The following table sets forth the major components of the Company’s noninterest expense for the years ended December 31, 2023, 2022 and 2021 and the period-over-period variations in such categories of noninterest expense:

	For the Years Ended December 31,			Variance		Variance
(dollars in thousands)	2023	2022	2021	2023 v. 2022		2022 v. 2021
Noninterest expense:
Salaries and employee benefits	$181,445	$212,087	$180,336	$(30,642)	(14.4)%	$31,751	17.6%
Occupancy	47,430	42,938	40,688	4,492	10.5	2,250	5.5
Communications and technology	28,713	24,937	22,355	3,776	15.1	2,582	11.5
FDIC assessment	22,153	6,883	5,865	15,270	N/M	1,018	17.4
Advertising and public relations	2,607	2,106	1,097	501	23.8	1,009	92.0
Other real estate owned (income) expenses, net	(510)	31	4	(541)	N/M	27	N/M
Impairment of other real estate	5,215	—	—	5,215	N/M	—	—
Amortization of other intangible assets	12,439	12,491	12,580	(52)	(0.4)	(89)	(0.7)
Litigation settlement	102,500	—	—	102,500	N/M	—	—
Professional fees	7,949	15,571	15,530	(7,622)	(48.9)	41	0.3
Other	41,603	41,845	35,151	(242)	(0.6)	6,694	19.0
Total noninterest expense	$451,544	$358,889	$313,606	$92,655	25.8%	$45,283	14.4%
____________
N/M - not meaningful
Noninterest expense increased $92.7 million, or 25.8%, to $451.5 million for the year ended 2023 from $358.9 million for the year ended 2022. Significant changes in the components of noninterest expense are discussed below.
Salaries and employee benefits. Salaries and employee benefits expense, which historically has been the largest component of the Company’s noninterest expense, decreased $30.6 million, or 14.4%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The change is primarily due to lower combined salaries, bonus, employee insurance, payroll taxes and 401(k) expenses of $18.1 million in 2023 compared to the prior year, due to overall strategic efforts to manage expenses, which began in fourth quarter 2022 with the targeted reduction-in-force related to departmental and business line restructurings. Additionally, severance and stock amortization expenses were elevated in 2022 by $13.7 million, primarily due to the aforementioned reduction-in-force and the separation of two executive officers during the year. Contributing to the year over year decrease was lower stock amortization in 2023 due to downward adjustments to performance-based executive compensation equity awards as well as a $4.2 million decrease in contract labor costs. Offsetting these changes was $4.7 million lower deferred salaries expense in 2023, which reduces overall salaries expense.

Occupancy. Occupancy expenses increased $4.5 million, or 10.5% for the year ended December 31, 2023, compared to the same period in 2022. The increase was primarily due to higher depreciation, maintenance and property tax expense due to the opening of the second phase of the Company's headquarters campus in second quarter 2022.
Communications and technology. Communications and technology expense increased $3.8 million, or 15.1%, for the year ended December 31, 2023, compared to the same period in 2022. Increased communications and technology expenses in the current year were primarily related to various technology improvements.
FDIC assessment. FDIC assessment increased $15.3 million for the year ended December 31, 2023, compared to the same period in 2022. The increase was due to an increase in the FDIC initial base deposit insurance assessment rate schedules which took effect in first quarter 2023, as well as $8.3 million recorded in fourth quarter for a special assessment charged by the FDIC to recover uninsured deposit losses due to bank failures in early 2023.
Impairment of other real estate. Impairment of other real estate expense was $5.2 million for the year ended December 31, 2023, compared to none for the same period in 2022. The increase was due to write-downs of $4.2 million on one commercial real estate property still held in other real estate at year-end, as well as a $1.0 million write-down on another commercial real estate property that was sold in late 2023.
Litigation settlement. Litigation settlement of $102.5 million was recognized in the first quarter 2023 due to the settlement of the ongoing litigation that was acquired by the Company in 2014, as discussed elsewhere in this report.
Professional fees. Professional fees expense for the year ended December 31, 2023 decreased by $7.6 million, or 48.9%, compared to the same period in 2022. The decrease was due primarily to lower consulting fees of $3.4 million as well as $3.3 million lower legal fees.

Income Tax Expense
Income tax expense was $9.1 million for the year ended December 31, 2023, which is an effective tax rate of 17.4%. Income tax expense was $50.0 million for the year ended December 31, 2022, which is an effective tax rate of 20.3%. The effective income tax rates differed from the U.S. statutory federal income tax rate of 21% during 2023 and 2022 primarily due to tax exempt interest income earned on certain investment securities and loans, the nontaxable earnings on bank owned life insurance, disallowed FDIC assessment and nondeductible compensation, among other things, and their relative proportion to total pre-tax net income. The lower effective rate for 2023 is due primarily to lower pre-tax net income as a result of the Stanford litigation settlement recorded in early 2023 as discussed elsewhere in this report. Refer to Note 14. Income Taxes, in the notes to the Company's audited consolidated financial statements included elsewhere in this report for additional details.

Discussion and Analysis of Financial Condition
The following discussion and analysis summarizes the financial condition of the Company as of December 31, 2023 and 2022 and details certain changes between those periods.
Assets
The Company's total assets increased by $776.7 million, or 4.3%, to $19.0 billion as of December 31, 2023 from $18.3 billion at December 31, 2022. The significant components of the total change are discussed below.

Loan Portfolio
The Company’s loan portfolio is the largest category of the Company’s earning assets. The following table presents the balance and associated percentage of each major category in the Company’s loan portfolio as of December 31, 2023 and 2022:

	2023		2022
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Commercial	$2,266,851	15.4%	$2,240,959	16.1%
Mortgage warehouse purchase loans	549,689	3.7	312,099	2.2
Real estate:
Commercial	8,289,124	56.3	7,817,447	56.2
Commercial construction, land and land development	1,231,484	8.4	1,231,071	8.8
Residential (1)	1,686,206	11.5	1,604,169	11.5
Single-family interim construction	517,928	3.5	508,839	3.7
Agricultural	109,451	0.7	124,422	0.9
Consumer	76,229	0.5	81,667	0.6
Total gross loans	$14,726,962	100.0%	$13,920,673	100.0%
____________
(1)    Includes loans held for sale of $16.4 million and $11.3 million at December 31, 2023 and 2022, respectively.
As of December 31, 2023, the Company's loan portfolio, before the allowance for credit losses, totaled $14.7 billion, which is an increase of $806.3 million or 5.8% over total gross loans as of December 31, 2022. Loans held for investment, excluding mortgage warehouse purchase loans and net of loan sales, increased $569.9 million, or 4.2% for the year over year period. See Note 5. Loans, Net and Allowance for Credit Losses on Loans for more details on the Company's loan portfolio.
Most of the Company’s lending activity occurs within the state of Texas, primarily in the north, central and southeast Texas regions and the state of Colorado, specifically along the Front Range area. As of December 31, 2023, loans in the North Texas region represented about 36% of the total portfolio, followed by the Colorado Front Range region at 26%, the Houston region at 25% and the Central Texas region at 13%. A large percentage of the Company’s portfolio consists of commercial and residential real estate loans. As of December 31, 2023 and 2022, there were no concentrations of loans related to a single industry in excess of 10% of total loans.
The principal categories and changes in the loan portfolio are discussed below.
Commercial loans. The Company provides a mix of variable and fixed rate commercial loans. The loans are typically made to small-and medium-sized manufacturing, wholesale, retail, energy related service businesses and medical practices for working capital needs and business expansions. Commercial loans generally include lines of credit and loans with maturities of five years or less. The loans are generally made with operating cash flows as the primary source of repayment, but may also include collateralization by inventory, accounts receivable, equipment and/or personal guarantees. Additionally, a portion of the commercial loan portfolio includes participations purchased from other financial institutions in larger transactions considered Shared National Credits (SNC). Almost all purchased SNCs are in the Commercial loan portfolio with the largest single industry concentration in energy. Loans in the commercial portfolio are monitored for credit quality at least annually, while energy loans are subject to review semi-annually and other loans in the specialized lending portfolio are reviewed quarterly.
The Company’s commercial loan portfolio increased $25.9 million, or 1.2%, to $2.3 billion as of December 31, 2023, from $2.2 billion as of December 31, 2022. The net increase in this portfolio type is primarily due to growth in the energy portfolio increasing to $621,883 at December 31, 2023, compared to $574,698 at December 31, 2022.

Mortgage warehouse purchase loans. The Company’s mortgage warehouse purchase loan portfolio increased $237.6 million, or 76.1%, to $549.7 million as of December 31, 2023, from $312.1 million as of December 31, 2022, while average balances for the year declined to $386.8 million for 2023 from $428.4 million for 2022. The increase in this portfolio at December 31, 2023 was due to increased mortgage activity due to declines in mortgage interest rates late in the fourth quarter 2023. The decrease in average balances for the year was due to overall lower volumes resulting from the higher rate environment throughout 2023, compared to 2022.
Commercial real estate loans (CRE). The commercial real estate loan portfolio has historically been the Company's largest category of loans, representing 56.3% and 56.2% of the total portfolio as of December 31, 2023 and 2022, respectively. Such loans generally involve less risk than other loans in the portfolio, but may be more adversely affected by conditions in the real estate markets or in the general economy. The Company expects that commercial real estate loans will continue to be a significant portion of the Company’s total loan portfolio and an area of emphasis in the Company’s lending operations.
Commercial real estate loans increased $471.7 million, or 6.0%, to $8.3 billion as of December 31, 2023 from $7.8 billion as of December 31, 2022. The increase was due to organic loan growth in this loan type during the year.
Despite the Company's concentration in commercial real estate, the properties securing this portfolio are diversified in terms of type and geographic location. This diversity helps reduce the exposure to adverse economic events that affect any single market or industry. As a matter of policy, the commercial real estate portfolio is subject to risk exposure limits by individual asset classes as well as geographic collateral locations outside of our market areas. We regularly assess these concentration levels, monitor economic conditions in major real estate markets in which we lend, and conduct stress testing and sensitivity analysis on the portfolio as a whole.

The following tables summarizes a) the property type and b) geographic region in which the loans were originated. Concentrations are stated by total loan balance and as a percentage of total commercial real estate loans as of December 31, 2023 and 2022:

	As of December 31,
	2023		2022
	Amount	Percent of Total	Amount	Percent of Total
Property Type
Retail	$2,522,945	30.4%	2,301,065	29.4%
Office and Office Warehouse	1,537,632	18.6	1,537,448	19.7
Multifamily	1,013,767	12.2	883,886	11.3
Industrial	953,190	11.5	866,710	11.1
Healthcare	379,666	4.6	379,866	4.9
Hotel/Motel	374,895	4.5	367,751	4.7
Convenience Store	293,771	3.5	275,015	3.5
Daycare/School	221,791	2.7	218,937	2.8
Restaurant	157,258	1.9	164,911	2.1
RV & Mobile Home Parks	145,825	1.8	129,587	1.7
Church	124,834	1.5	136,697	1.7
Mini Storage	108,935	1.3	115,641	1.5
Dealerships	84,687	1.0	87,930	1.1
Mixed Use (Non-Retail)	56,031	0.7	62,782	0.8
Miscellaneous	313,897	3.8	289,221	3.7
Total commercial real estate loans	$8,289,124	100.0%	$7,817,447	100.0%

Geographic Region
North Texas	$1,841,683	22.2%	$1,740,358	22.2%
Central Texas	895,708	10.8	867,172	11.1
Houston	2,799,345	33.8	2,527,062	32.3
Colorado Front Range	2,752,388	33.2	2,682,855	34.4
Total	$8,289,124	100.0%	$7,817,447	100.0%
Additional information related to the granularity in the commercial real estate portfolio is presented in the table below as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
Average loan amount	$1.9 million	$1.8 million
Number of loans > $5 million	395	357
Largest loan in the portfolio	$33.1 million	$32.6 million
Owner-occupied percentage	21.3%	23.2%
Commercial construction, land and land development loans. The Company’s commercial construction, land and land development loans comprise of loans to fund commercial construction, land acquisition and real estate development construction. Although the Company continues to make commercial construction loans, land acquisition and land development loans on a selective basis, the Company does not expect the Company’s lending in this area to result in this category of loans being a significantly greater portion of the Company’s total loan portfolio.

Commercial construction, land and land development loans increased slightly by $413 thousand, or 0.0% to $1.2 billion at December 31, 2023 from $1.2 billion at December 31, 2022.
Additional information related to the granularity in the commercial construction, land and land development portfolio based on current balance outstanding is presented in the table below as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
Total loans > $5 million	53	41
Average loan amount	$1.1 million	$954 thousand
Largest loan in the portfolio	$22.5 million	$25.8 million
Residential Real Estate Loans. The Company’s residential real estate loans, excluding mortgage loans held for sale, are primarily made with respect to and secured by single-family homes, which are both owner-occupied and investor owned and include a limited amount of home equity loans, with a relatively small average loan balance spread across many individual borrowers. The Company offers a variety of mortgage loan portfolio products which generally are amortized over five to thirty years. Loans collateralized by 1-4 family residential real estate generally have been originated in amounts of no more than 80% of appraised value. The Company requires mortgage title insurance and hazard insurance. The Company incurs interest rate risk as well as the risks associated with nonpayment on such loans.
The Company’s residential real estate loan portfolio increased by $82.0 million, or 5.1%, to a balance of $1.7 billion as of December 31, 2023 from $1.6 billion as of December 31, 2022. The increase in this category was primarily a result of organic loan growth.
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
The balance of single-family interim construction loans in the Company’s loan portfolio increased by $9.1 million, or 1.8%, to $517.9 million as of December 31, 2023 from $508.8 million as of December 31, 2022. The increase in this category was due to organic origination activity that exceeded repayments during the year.
Other Categories of Loans. Other categories of loans in the Company’s loan portfolio include agricultural loans made to farmers and ranchers relating to their operations and consumer loans made to individuals for personal purposes, including automobile purchase loans and personal loans. None of these categories of loans represents more than 1% of the Company’s total loan portfolio as of December 31, 2023 and 2022 and such categories continue to be a very small percentage of the Company's total loan portfolio.

Loans by Maturity and Interest Rate Sensitivity
The following table sets forth the contractual maturities of the Company’s loan portfolio, including scheduled principal repayments and the distribution between fixed and adjustable interest rate loans as of December 31, 2023:

	Within One Year		One Year to Five Years		After Five Years to Fifteen Years		After Fifteen Years		Total
(dollars in thousands)	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate
Commercial	$74,720	$387,357	$284,928	$1,180,802	$91,943	$232,422	$14,679	$—	$466,270	$1,800,581
Mortgage warehouse purchase loans	549,689	—	—	—	—	—	—	—	549,689	—
Real estate:
Commercial real estate	447,911	184,900	4,313,847	1,092,707	288,232	1,677,530	4,506	279,491	5,054,496	3,234,628
Commercial construction, land and land development	149,663	232,078	354,153	301,214	9,735	138,182	—	46,459	513,551	717,933
Residential real estate	78,545	21,467	522,751	49,719	101,998	188,120	457,402	266,204	1,160,696	525,510
Single-family interim construction	35,206	289,097	22,522	87,692	6,868	9,412	38	67,093	64,634	453,294
Agricultural	3,005	8,243	55,271	2,348	3,029	28,541	603	8,411	61,908	47,543
Consumer	33,682	14,195	9,193	17,520	11	1,628	—	—	42,886	33,343
Total loans	$1,372,421	$1,137,337	$5,562,665	$2,732,002	$501,816	$2,275,835	$477,228	$667,658	$7,914,130	$6,812,832
At December 31, 2023, the average duration of the Company's loan portfolio was 3.5 years. The Company generally structures certain loans, like commercial and commercial real estate, with shorter-term loan maturities in order to match funding sources that will enable the Company to effectively manage the portfolio by providing the flexibility to respond to liquidity needs, changes in interest rates and changes in underwriting standards and loan structures, among other things. Due to the shorter-term nature of such loans, from time to time in the ordinary course of business and without any contractual obligation, the Company will renew or extend maturing lines of credit or refinance existing loans at their maturity dates based on customer practice and need. These renewals, extensions and refinancings are made in the ordinary course of business for customers that meet the normal level of credit standards. These requests are typically made by the customer to support their working capital needs for operations. Such borrowers are generally not experiencing financial difficulties and could obtain similar financing elsewhere. In connection with each renewal, extension or refinancing, the Company may require a principal reduction or an adjustment to the terms and structure to reflect the current market pricing/structuring for such loans or to remain competitive with other financial institutions.
Asset Quality
Nonperforming Assets. The Company has established procedures to assist the Company in maintaining the overall quality of the Company’s loan portfolio. In addition, the Company has adopted underwriting guidelines to be followed by the Company’s lending officers and require significant senior management review of proposed extensions of credit exceeding certain thresholds. When delinquencies exist, the Company rigorously monitors the levels of such delinquencies for any negative or adverse trends. The Company’s loan review procedures include approval of lending policies and underwriting guidelines by the Company’s board of directors, ongoing risk-based independent internal and external loan reviews, approval of large credit relationships by the Bank’s Executive Loan Committee and loan quality documentation procedures. The Company, like other financial institutions, is subject to the risk that its loan portfolio will be subject to increasing pressures from deteriorating borrower credit due to general economic conditions.
The Company classifies nonperforming assets as nonperforming loans, including nonaccrual loans and loans past due 90 days or more and still accruing interest, as well as other real estate owned and other repossessed assets. Further information regarding the Company's accounting policies related to past due loans, nonaccrual loans, collateral dependent loans and loan modifications to borrowers experiencing financial difficulty is presented in Note 5. Loans, Net and Allowance for Credit Losses on Loans.

The following table sets forth the allocation of the Company’s nonperforming assets among the Company’s different asset categories and key credit-related metrics as of the dates indicated. The balances of nonperforming loans reflect the net investment in these assets.

	As of December 31,
(dollars in thousands)	2023	2022
Nonaccrual loans
Commercial	$21,541	$22,565
Commercial real estate	26,564	13,393
Commercial construction, land and land development	10	15
Residential real estate	2,111	1,582
Single-family interim construction	—	189
Agricultural	75	—
Consumer	5	8
Total nonaccrual loans (1)	50,306	37,752
Total loans delinquent 90 days or more and still accruing	1,494	843
Total troubled debt restructurings, not included in nonaccrual loans	—	1,494
Total nonperforming loans	51,800	40,089
Total other real estate owned and other repossessed assets	9,604	24,020
Total nonperforming assets	$61,404	$64,109

Total allowance for credit losses on loans	$151,861	$148,787
Total loans held for investment (2)	$14,160,853	$13,597,264
Total assets	$19,035,102	$18,258,414

Credit Ratios
Ratio of nonperforming loans to total loans held for investment	0.37%	0.29%
Ratio of nonperforming assets to total assets	0.32	0.35
Ratio of nonaccrual loans to total loans held for investment	0.36	0.28
Ratio of allowance for credit losses on loans to total loans held for investment	1.07	1.09
Ratio of allowance for credit losses on loans to nonaccrual loans	301.87	394.12
Ratio of allowance for credit losses on loans to total nonperforming loans	293.17	371.14
____________
(1)    Nonaccrual loans include troubled debt restructurings of $929 thousand as of December 31, 2022. With the adoption of ASU 2022-02, effective January 1, 2023, TDR accounting has been eliminated.
(2)    Excluding mortgage warehouse purchase loans of $549.7 million and $312.1 million and loans held for sale of $16.4 million and $11.3 million as of December 31, 2023 and 2022, respectively.
The Company had $50.3 million and $37.8 million in loans on nonaccrual status as of December 31, 2023 and 2022, respectively. The increase from December 31, 2022 to December 31, 2023 was primarily due to the addition of a $13.3 million commercial real estate loan to nonaccrual during the year.
The allowance for credit losses on loans as a percentage of nonperforming loans decreased from 371.14% at December 31, 2022, to 293.17% at December 31, 2023, due primarily to the increase in nonperforming loans as discussed above.
As of December 31, 2023, the Company had other real estate owned and other repossessed assets of $9.6 million, which is a decrease of $14.4 million from $24.0 million at December 31, 2022, due to write-downs on properties totaling $5.2 million during the year and the sale of an other real estate owned property totaling $10.0 million. Offsetting this was a $805 thousand branch facility that was closed and moved to other real estate during the year.

Allowance for Credit Losses
The measurement of expected credit losses under CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables, held to maturity debt securities and off-balance sheet credit exposures. The CECL model requires the measurement of all expected credit losses on applicable financial assets based on historical experience, current conditions, and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance accounts is dependent upon a variety of factors beyond the Company's control, including the performance of the portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. For additional information regarding our accounting policies related to credit losses, refer to Note 1. Summary of Significant Accounting Policies and Note 5. Loans, Net and Allowance for Credit Losses on Loans in the accompanying notes to consolidated financial statements included elsewhere in this report.
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
Analysis of the Allowance for Credit Losses - Loans
The following table sets forth the allowance for credit losses by category of loans:

	As of December 31,
	2023		2022
(dollars in thousands)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Commercial loans	$34,793	15.4%	$54,037	16.1%
Mortgage warehouse purchase loans	—	3.7	—	2.2
Real estate:
Commercial real estate	60,096	56.3	61,078	56.2
Construction, land and land development	31,494	8.4	17,696	8.8
Residential real estate	6,917	11.5	3,450	11.5
Single-family interim construction	17,437	3.5	11,817	3.7
Agricultural	745	0.7	207	0.9
Consumer	379	0.5	502	0.6
Total allowance for credit losses	$151,861	100.0%	$148,787	100.0%
____________
(1)    Represents the percentage of the Company’s total loans included in each loan category.
As of December 31, 2023, the allowance for credit losses amounted to $151.9 million, or 1.07%, of total loans held for investment, excluding mortgage warehouse purchase loans, compared with $148.8 million, or 1.09%, as of December 31, 2022.
As of December 31, 2023, the Company had specific credit loss allocations of $15.2 million on individually evaluated loans totaling $47.3 million, compared with specific credit loss allocations of $9.6 million on individually evaluated loans totaling $34.5 million as of December 31, 2022. The majority of the increase in individually evaluated loans and specific credit loss allocations was due to the addition of a commercial real estate loan totaling $13.3 million with specific credit loss allocation of $2.2 million. Additionally, there was a $3.5 million increase in specific credit allocation on a commercial loan relationship during the year.

The factors driving significant changes in credit loss allocations by segment over the year are discussed below.
The allowance allocated to commercial loans totaled $34.8 million, or 1.5% of total commercial loans as of December 31, 2023, compared to $54.0 million, or 2.4% of commercial loans as of December 31, 2022. The allowance for credit losses decreased $19.2 million, or 35.6% for the period despite an increase of $25.9 million in the commercial loan portfolio. Modeled expected credit losses decreased $12.7 million and qualitative factors and other qualitative adjustments related to commercial loans decreased $9.9 million. The change in modeled losses was due to model changes applied during the second quarter, most notably the change to consolidate energy loans for modeling purposes into the commercial portfolio and by expanding the macroeconomic variables (MEVs) used for this portfolio. The decrease in qualitative factors was due to improvement in classified loan trends. Specific allocations for commercial loans that were evaluated for expected credit losses on an individual basis increased $3.3 million from $8.4 million at December 31, 2022 to $11.7 million at December 31, 2023. The increase in specific allocations for commercial loans was primarily related to the increase in specific allocation on a commercial loan relationship as mentioned above.
The allowance allocated to commercial real estate totaled $60.1 million, or 0.7% of total commercial real estate loans as of December 31, 2023, compared to $61.1 million, or 0.8% of commercial real estate loans as of December 31, 2022. The allowance for credit losses decreased $982 thousand, or 1.6% over the year. Modeled expected credit losses decreased $4.7 million, while qualitative factors and other qualitative adjustments increased $1.4 million. The decrease in modeled losses was primarily related to new MEVs incorporated such as certain CRE price indices offset by changes related to the economic forecast, which included downward adjustments affecting office and multifamily commercial real estate. The increase in qualitative factors was due to an increase in risk-grade credit trends, specifically in the non-owner occupied pool within this segment. Specific allocations for commercial real estate loans that were evaluated for expected credit losses on an individual basis increased $2.4 million from $1.2 million at December 31, 2022 to $3.6 million at December 31, 2023 primarily due to the $2.2 million credit allocation on the commercial real estate loan discussed above.
The allowance allocated to construction, land and land development loans totaled $31.5 million, or 2.6% of total construction, land and land development loans as of December 31, 2023, compared to $17.7 million, or 1.4% of construction, land and land development loans as of December 31, 2022. The allowance for credit losses increased $13.8 million, or 78.0% over the year. Modeled expected credit losses increased $13.7 million and qualitative factors and other qualitative adjustments increased $67 thousand. The increase in modeled losses was due to the new MEVs utilized to more closely align with the risks within this portfolio as well as a declining economic forecast over the year. There were no specific allocations for construction, land and land development loans that were evaluated for expected credit losses on a individual basis at December 31, 2022 or December 31, 2023.
The allowance allocated to residential real estate loans totaled $6.9 million, or 0.4% of total residential real estate loans as of December 31, 2023, compared to $3.5 million, or 0.2% of residential real estate loans as of December 31, 2022. The allowance for credit losses increased $3.5 million, or 100.5% for the period. Modeled expected credit losses increased $1.8 million while qualitative factors related to residential real estate loans increased $1.7 million. The increase in modeled losses was primarily related to changes in the economic forecast which take into consideration the current environment and inflationary pressures, as well as expanded MEVs including certain price indices. The increase in qualitative factors was due primarily to changes made to the model during the year. There were no specific allocations for residential real estate loans that were evaluated for expected credit losses on a individual basis at December 31, 2022 or December 31, 2023.
The allowance allocated to single-family construction loans totaled $17.4 million, or 3.4% of total single-family construction loans as of December 31, 2023, compared to $11.8 million, or 2.3% of single-family construction loans as of December 31, 2022. The allowance for credit losses increased $5.6 million, or 47.6%. Modeled expected credit losses increased $5.6 million while qualitative factor and other qualitative adjustments related to single-family construction loans increased $30 thousand. The increase in modeled losses was due to the new MEVs utilized in the calculation to more closely align with the risks within this portfolio as well as a declining economic forecast within this segment over the period. Specific allocations for single family construction loans that were evaluated for expected credit losses on an individual basis decreased $43 thousand from $43 thousand at December 31, 2022 to zero at December 31, 2023.
Refer to Note 5. Loans, Net and Allowance for Credit Losses on Loans, in the notes to the Company's audited consolidated financial statements included elsewhere in this report for additional details of the allowance for credit losses on loans.

Additional information related to net charge-offs (recoveries) by loan type is presented in the table below.

	Net Charge-offs (Recoveries)	Average Loans	Ratio of Annualized Net Charge-offs (Recoveries) to Average Loans
2023
Commercial	$(26)	$2,216,381	—%
Mortgage warehouse purchase loans	—	386,768	—
Real estate:
Commercial	—	8,010,876	—
Commercial construction, land and land development	1,085	1,181,664	0.09
Residential	—	1,637,940	—
Single-family interim construction	27	496,696	0.01
Agricultural	1	118,902	—
Consumer	16	80,412	0.02
Total	$1,103	$14,129,639	0.01%
2022
Commercial	$1,244	$2,104,991	0.06%
Mortgage warehouse purchase loans	—	428,409	—
Real estate:
Commercial	4,009	7,280,480	0.06
Commercial construction, land and land development	—	1,215,302	—
Residential	(75)	1,472,210	(0.01)
Single-family interim construction	—	449,488	—
Agricultural	—	116,760	—
Consumer	9	80,993	0.01
Total	$5,187	$13,148,633	0.04%
2021
Commercial	$6,797	$2,178,362	0.31%
Mortgage warehouse purchase loans	—	906,675	—
Real estate:
Commercial	375	6,374,508	0.01
Commercial construction, land and land development	126	1,190,934	0.01
Residential	(7)	1,340,382	—
Single family-interim construction	—	345,397	—
Agricultural	—	85,316	—
Consumer	129	80,067	0.16
Total	$7,420	$12,501,641	0.06%

For the year ended December 31, 2023, net charge-offs totaled $1.1 million, which is 0.01% of the Company's average loans outstanding during the period, compared to net charge-offs of $5.2 million, or 0.04% of average loans for the year ended December 31, 2022. The higher level of charge-offs in 2022 was primarily due to net charge-offs recorded at the foreclosure of two commercial real estate properties totaling $3.4 million and a $773 thousand partial charge-off of a commercial loan that was paid off.

Allowance for Credit Losses - Off-Balance Sheet Credit Exposures
The allowance for credit losses on off-balance sheet credit exposures is calculated under the CECL model, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. Off-balance sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed in Note 13. Off-Balance Sheet Arrangements, Commitments and Contingencies. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur based on historical utilization rates. For both December 31, 2023 and 2022, the allowance for credit losses on off-balance sheet credit exposures was $3.9 million.
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
The fair value of the Company's available for sale securities decreased $98.0 million, or 5.8%, to $1.6 billion at December 31, 2023 from $1.7 billion at December 31, 2022. The decrease was due to net paydowns, maturities and calls during the year. The amortized cost of held to maturity securities decreased $1.8 million, or 0.9%, to $205.2 million as of December 31, 2023 from $207.1 million as of December 31, 2022.
Total securities represented 9.5% and 10.4% of the Company’s total assets at December 31, 2023 and December 31, 2022, respectively. There were no sales of securities for the years ended December 31, 2023 and 2022.
Certain investment securities are valued at less than their amortized cost. At December 31, 2023, the Company's review of all securities at an unrealized loss position determined that the losses resulted from factors not related to credit quality. This conclusion is based on the Company's analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors for each security type in the portfolio. The unrealized losses are generally due to increases in market interest rates. Furthermore, the Company has the intent to hold these securities until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their cost basis. The fair value is expected to recover as the securities approach their maturity date. As such, there is no allowance for credit losses on available for sale or held to maturity securities recognized as of December 31, 2023. Refer to Note 4. Securities for more information on the Company's analysis of credit losses on securities available for sale and held to maturity.

The following table sets forth the amount, scheduled maturities and weighted average yields for the Company’s investment portfolio as of December 31, 2023. Available for sale securities are presented at fair value and held to maturity securities are presented at amortized cost.

	Within One Year		One Year to Five Years		After Five Years to Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)	Amount	Weighted Average Yield (1)
Securities Available for Sale
U.S. treasuries	$59,274	1.80%	$127,593	1.29%	$27,355	1.25%	$—	—%	$214,222	1.42%
Government agency securities	—	—	119,082	1.55	230,912	1.56	46,112	2.13	396,106	1.63
Obligations of state and municipal subdivisions	17,319	3.59	61,225	3.33	65,200	3.17	83,890	2.83	227,634	3.27
Corporate bonds	—	—	—	—	35,820	4.09	—	—	35,820	4.09
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	30	3.36	31,922	2.04	32,067	1.99	655,450	1.96	719,469	1.97
Other securities	—	—	500	2.10	—	—	—	—	500	2.10
Total	$76,623	2.21%	$340,322	1.82%	$391,354	2.07%	$785,452	2.06%	$1,593,751	2.04%

Securities Held to Maturity
Obligations of state and municipal subdivisions	$—	—%	$—	—%	$—	—%	$205,232	2.14%	$205,232	2.14%
____________
(1) Yields are based on amortized cost and calculated on a tax-equivalent basis assuming a 21% tax rate
Cash and Cash Equivalents
Cash and cash equivalents increased by $67.7 million, or 10.3% to $722.0 million at December 31, 2023 from $654.3 million at December 31, 2022. Cash and cash equivalent balances can vary due to cash needs and volatility of several large title company and commercial accounts. In addition, the increase in balances as of December 31, 2023 is primarily due to maintaining healthy excess liquidity in response to the challenging banking environment.
Liabilities
Total liabilities increased $759.5 million, or 4.8%, to $16.6 billion as of December 31, 2023, from $15.9 billion as of December 31, 2022 with significant components discussed below.
Deposits
Total deposits increased $601.6 million, or 4.0%, to $15.7 billion as of December 31, 2023 from $15.1 billion as of December 31, 2022. The increase is primarily due to the Company's increased use of brokered deposits as a source of liquidity due to deposit attrition during the year. Brokered deposits totaled $2.5 billion and $528.9 million at December 31, 2023 and 2022, respectively. Noninterest-bearing demand deposits totaled $3.5 billion, or 22.5% of total deposits, as of December 31, 2023, compared with $4.7 billion, or 31.3% of total deposits, as of December 31, 2022.

The following table summarizes the Company’s average deposit balances and weighted average rates for the periods presented:

	For the Years Ended December 31,
	2023		2022		2021
(dollars in thousands)	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
Deposit Type
Noninterest-bearing demand accounts	$3,957,699	—%	$5,018,631	—%	$4,675,667	—%
Interest-bearing accounts
Checking accounts	5,745,444	3.08	6,002,530	0.76	5,967,655	0.38
Savings accounts	628,088	0.06	787,937	0.05	711,401	0.15
Money market accounts	1,616,038	3.47	2,130,908	1.01	2,584,386	0.53
Certificates of deposit and individual retirement accounts (IRA)	2,977,281	4.19	1,027,561	1.00	1,269,736	0.55
Total interest-bearing accounts	10,966,851	3.27	9,948,936	0.78	10,533,178	0.42
Total deposits	$14,924,550	2.40%	$14,967,567	0.52%	$15,208,845	0.29%
In 2023, there was a significant shift in average deposit balances by type, moving from noninterest-bearing, interest-bearing checking and money market accounts to higher yielding certificates of deposit accounts. This shift was due to the higher rates offered on these products resulting from Fed rate increases over the year. The Bank offered several promotional campaigns during the year on short duration certificates of deposit. Furthermore, average total brokered deposits increased to $1.5 billion for 2023 from $493.9 million in 2022, an increase of $1.0 billion, or 212%, with the majority of brokered accounts concentrated in certificates of deposit representing average balances of $969.4 million, or approximately one-third of the average balance of total certificates of deposit for the year.
The total cost of deposits increased 188 basis points from 0.52% for the year ended December 31, 2022 to 2.40% for the year ended December 31, 2023. The average cost of interest-bearing deposits was 3.27% for 2023 compared with 0.78% for 2022. The increase in deposit cost of funds is reflective of higher rates on deposit products as a result of Fed Funds rate increases over the year as well as the increased level of brokered deposits, as discussed above. Interest expense on brokered deposits totaled approximately $80.6 million in 2023, compared to $8.1 million in 2022 and had a weighted average interest rate paid of 5.23% for 2023, compared to 1.64% in 2022. Therefore, the combination of the shift from noninterest-bearing to interest-bearing accounts as well as the use of higher-cost brokered funds and overall rising rate environment in 2023 had a negative effect on the Company's net interest income during 2023.
The following table sets forth the maturity of time deposits (including IRA deposits) greater than $250 thousand as of December 31, 2023:

	Maturity within:
(dollars in thousands)	Three Months	Three to Six Months	Six to Twelve Months	After Twelve Months	Total
Individual retirement accounts	$253	$509	$4,400	$365	$5,527
Certificates of deposit	464,907	420,174	181,111	64,831	1,131,023
Total	$465,160	$420,683	$185,511	$65,196	$1,136,550
The estimated amount of uninsured and uncollateralized deposits including related accrued interest is approximately $6.3 billion (40.2% of total deposits) and $8.1 billion (53.6% of total deposits) as of December 31, 2023 and 2022, respectively. Estimated uninsured deposits, excluding public funds deposits totaled $4.6 billion (29.1% of total deposits) and $6.5 billion (42.9% of total deposits) as of December 31, 2023 and 2022, respectively.
FHLB Advances
The Company’s FHLB borrowings totaled $350.0 million as of December 31, 2023, compared with $300.0 million as of December 31, 2022. The change in FHLB borrowings from prior year reflects the use of short-term FHLB advances as needed for liquidity. See further details of FHLB advances, including collateral and letters of credit in Note 9. Federal Home Loan Bank Advances.

Other Borrowings
As of December 31, 2023 and 2022, the Company had $238.1 million and $267.1 million, respectively, of long-term indebtedness (other than FHLB advances and junior subordinated debentures) outstanding, which included subordinated debentures. The decrease from December 31, 2022 to December 31, 2023 was due to the redemption of $30.0 million of subordinated debentures in first quarter 2023.
In addition, the Company had $33.8 million and zero of short-term borrowings outstanding on its $100.0 million revolving line of credit as of December 31, 2023 and 2022, respectively. The $33.8 million in borrowings remained outstanding as of February 20, 2024. See Note 10. Other Borrowings for further details of the Company's other borrowings.
Other Liabilities
Other liabilities increased $102.9 million, or 79.1%, to $233.0 million at December 31, 2023 from $130.1 million at December 31, 2022. The increase is due to primarily to the accruals of the $100.0 million litigation settlement and the $8.3 million FDIC special assessment as discussed elsewhere in this report, offset by decreases in other various year end accruals.

Capital Resources and Liquidity Management
Capital Resources
The Company’s stockholders’ equity is influenced by the Company’s earnings, common stock repurchased by the Company, common stock granted and forfeited, stock based compensation expense, the dividends the Company pays on its common stock, and any changes in other comprehensive income relating to available for sale securities and cash flow hedges.
Total stockholder’s equity was $2.4 billion at December 31, 2023 and December 31, 2022, an increase of approximately $17.2 million. The increase was primarily due to net income earned for the year totaling $43.2 million, an improvement of $31.3 million in other comprehensive income and stock based compensation of $7.5 million offset by stock repurchased by the Company totaling $2.2 million and dividends paid of $62.7 million.
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
Stock Repurchase Program. In January 2023, the Company's Board approved the 2023 Stock Repurchase Plan, which provides for the repurchase of common stock up to $125.0 million through December 31, 2023. There were no shares repurchased under the 2023 Plan through December 31, 2023.
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

Liquidity Management
Liquidity refers to the measure of the Company’s ability to meet current and future cash flow requirements as they become due, while at the same time meeting the Company’s operating, capital and strategic cash flow needs, all at a reasonable cost. The Company's Asset Liability Committee (ALCO) is responsible for the oversight of liquidity. ALCO is a management subcommittee of the Board Risk Oversight Committee. The Company utilizes its Liquidity Risk Management Policy, Contingency Funding Plan (CFP), and Liquidity Risk Management Framework to monitor and manage liquidity risk. The Policy establishes liquidity monitoring ratios and their respective limits. The CFP identifies Key Risk Indicators and defines triggers to determine the level of risk on a sliding scale: Normal, Early Warning, Advanced Warning, and Crisis. The CFP further outlines appropriate action steps to be taken by management to remedy an increase in liquidity risk based on the level of risk determined in the framework. Additionally, the CFP outlines appropriate additional monitoring, reporting, and communication for each level of risk within the framework.
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
The Company continuously monitors its liquidity position to ensure that assets and liabilities are managed in a manner that will meet all of the Company’s short-term and long-term cash requirements. The Company manages its liquidity position to meet the daily cash flow needs of customers, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of the Company’s shareholders. The Company also monitors its liquidity requirements in light of interest rate trends, changes in the economy, and the scheduled maturity and interest rate sensitivity of the investment and loan portfolios and deposits.Liquidity risk management is an important element in the Company’s asset/liability management process. The Company's liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. The Company’s short-term and long-term liquidity requirements are primarily to fund on-going operations, including payment of interest on deposits and debt, extensions of credit to borrowers, capital expenditures and shareholder dividends. These liquidity requirements are met primarily through cash flow from operations, redeployment of pre-paid and maturing balances in the Company’s loan and investment portfolios, debt financing and increases in customer deposits. The Company’s liquidity position is supported by management of liquid assets and liabilities and access to alternative sources of funds. Liquid assets include cash, interest-bearing deposits in banks, federal funds sold, securities available for sale and maturing or prepaying balances in the Company’s investment and loan portfolios. Liquid liabilities include core deposits, brokered deposits, federal funds purchased and other borrowings. Other sources of liquidity include the sale of loans, the issuance of additional collateralized borrowings such as FHLB advances, the issuance of debt securities, borrowings through the Federal Reserve’s discount window and the Bank Term Funding Program through the program's expiration date and the issuance of equity securities. In addition to the liquidity provided by the sources described above, the Company maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. The Company's $100.0 million line of credit also provides an additional source of liquidity. For additional information regarding the Company’s operating, investing and financing cash flows, see the Consolidated Statements of Cash Flows provided in the Company’s consolidated financial statements.
Deposits represent the Company’s primary source of funds. The Company continues to focus on growing core deposits through the Company’s relationship driven banking philosophy and community-focused marketing programs. During 2023, the Company increased the use of higher-cost brokered deposits to secure additional liquidity due to the competitive deposit environment resulting from the interest rate increases over the year. To avoid concentrations with any one broker, brokered deposits can be accessed from a variety of brokers acting as intermediaries, typically larger money-center financial institutions as well as broker networks including Certificate of Deposit Account Registry Service (CDARS), IntraFi Cash Service (ICS) & Total Bank Solutions (TBS) among other sources.

The following table summarizes the Company’s short-term borrowing capacities net of balances outstanding as of December 31, 2023:

Unsecured fed funds lines available from commercial banks	$445,000
American Financial Exchange (overnight borrowings)	$699,000
Unused borrowing capacity from FHLB	$5,144,607
Unused borrowing capacity under Fed Discount window	$1,095,664
Unused borrowing capacity under Fed BTFP (based on unencumbered securities at par value)	$661,721
Unused portion of line of credit	$66,250

In the ordinary course of the Company’s operations, the Company has entered into certain contractual obligations and has made other commitments to make future payments. The Company believes that it will be able to meet its contractual obligations as they come due through the maintenance of adequate cash levels. The Company expects to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity and continued deposit gathering activities. The Company has in place various borrowing mechanisms for both short-term and long-term liquidity needs. Refer to the accompanying notes to consolidated financial statements elsewhere in this report for the expected timing of such obligations and borrowing capacity, as applicable, as of December 31, 2023. These include payments related to (a) time deposits with stated maturity dates (Note 8. Deposits), (b) short and long term borrowings (Note 9. Federal Home Loan Bank Advances, Note 10. Other Borrowings and Note 11. Junior Subordinated Debentures), (c) operating leases (Note 12. Leases) and (d) commitments to extend credit and standby letters of credit (Note 13. Off-Balance Sheet Arrangements, Commitments and Contingencies).
As discussed elsewhere in this report, the Company has accrued $100.0 million in connection with the settlement of the Stanford lawsuit. Once the litigation is dismissed by the Court, the Company expects to pay the obligation as described in the settlement agreement. Refer to Part I. Item 3. Legal Proceedings for more information.
Other than normal changes in the ordinary course of business, there have been no significant changes in the types of contractual obligations or amounts due since December 31, 2023, except as described in Note 22. Subsequent Events.
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
Allowance For Credit Losses. Management considers policies related to the allowance for credit losses on financial instruments for loans and off-balance sheet credit exposures to be critical to the financial statements. The Company's policies for the allowance for credit losses are accounted for under ASC 326, Financial Instruments - Credit Losses. In accordance with ASC 326, the allowance for credit losses on loans is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans are charged against the allowance for credit losses when management believes that collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance is increased (decreased) by provisions (or reversals of) reported in the income statement as a component of provisions for credit loss. Under the guidance, the allowance for credit losses on off-balance sheet credit exposures is a liability account representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit.
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
Due to the subjective nature of these estimates in general and more so due to the multiple variables used in the calculation, the estimate for determining current expected credit losses is subject to uncertainty. The various components of the calculation require significant management judgement and certain assumptions are highly subjective. Volatility in certain credit metrics and variations between expected and actual outcomes are likely.
Further information regarding Company policies and methodology used to estimate the allowance for credit losses is presented in Note 1. Summary of Significant Accounting Policies, Note 5. Loans, Net and Allowance for Credit Losses on Loans and Note 13. Off-Balance Sheet Arrangements, Commitments and Contingencies.

Goodwill. The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. The Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a quantitative impairment test is unnecessary. If the Company concludes otherwise, then it is required to perform an impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. The Company performs its impairment test annually as of December 31. During the year ended December 31, 2023, the economic uncertainty and market volatility resulting from the rising interest rate environment and the recent banking crisis resulted in a decrease in the Company's stock price and market capitalization. Management believed such decrease was a triggering indicator requiring goodwill impairment quantitative assessments at each interim period in addition to the annual impairment test performed as of December 31, 2023, all of which resulted in no impairment charges. Refer to Note 1. Summary of Significant Accounting Policies, in the notes to the Company's consolidated financial statements included elsewhere in this report for additional information.
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
Asset/Liability Management and Interest Rate Risk
The principal objective of the Company’s asset and liability management function is to measure, monitor, and control the interest rate risk within the balance sheet while maximizing net income and preserving adequate levels of liquidity and capital. The Board Risk Oversight Committee has oversight of the asset and liability management function, which is managed by ALCO under the direction of the Company’s Treasurer. ALCO, which members include the Treasurer, Chief Financial Officer and other senior management, meets regularly to review, among other things, the sensitivity of the Company’s assets and liabilities to interest rate changes, as well as local and national market conditions. That management subcommittee also reviews the liquidity, deposit mix, loan mix and investment positions of the Company.
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
The Company’s asset liability management model indicated that it was in a liability sensitive position in terms of its income simulation as of December 31, 2023. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income over twelve months based on the interest rate risk model as of December 31, 2023:

Hypothetical Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
200	(9.52)%
100	(4.22)
(100)	3.67
The Company's model indicates that its projected balance sheet on December 31, 2023 has shifted to a liability sensitive position in comparison to an asset sensitive balance sheet as of December 31, 2022. The shift was due to the increase in short-term wholesale funding during and after the market liquidity events of early 2023. Additionally, the bank has seen a shift in its deposit base as customers seek to capture yields during a time of heightened interest rates. The movement from non-maturity deposits to time deposits, primarily in 6-to-13-month terms, has also increased the liability sensitivity of the bank’s balance sheet. The Company has strategically positioned the duration of its liabilities short in order to maximize its ability to grow net interest income during periods of flat or falling interest rates.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements, the reports thereon, the notes thereto and supplementary data commence at page 81 of this Annual Report on Form 10-K.

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
As of December 31, 2023, management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission (2013 framework). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting, as of December 31, 2023, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Attestation report of the registered public accounting firm. The Company’s independent registered public accounting firm that audited the Company's consolidated financial statements included in this Annual Report on Form 10-K has issued an attestation report on the Company’s internal control over financial reporting. The attestation report of RSM US LLP, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2023, appears below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Independent Bank Group, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Independent Bank Group, Inc.'s (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and our report dated February 20, 2024 expressed an unqualified opinion.

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

/s/ RSM US LLP

Dallas, Texas
February 20, 2024

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 is incorporated herein by reference to the information under the captions “Election of Directors,” “Our Board of Directors,” “Identification & Evaluation of Director Candidates,” “Nominee for Election,” “Continuing Directors,” “Executive Officers,” “Board Governance,” “Stock Ownership of Directors, Nominees, Executive Officers and Principal Shareholders,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its 2024 Annual Meeting of Shareholders (the “2024 Proxy Statement”) to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated herein by reference to the information under the caption "Compensation Discussion & Analysis” in the 2024 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Certain information required by this Item 12 is included under “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The other information required by this Item is incorporated herein by reference to the information under the caption “Stock Ownership of Directors, Nominees, Executive Officers and Principal Shareholders” in the 2024 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated herein by reference to the information under the captions “Election of Directors,” “Board Governance-Director Independence” and “Related Person and Certain Other Transactions” in the 2024 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is RSM US LLP, Dallas, Texas, Auditor Firm ID: 49.
The information required by this Item 14 is incorporated herein by reference to the information under the caption “Fees Paid to Independent Registered Public Accounting Firm” and “Audit Committee Pre-Approval Policies and Procedures” in the 2024 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements. Reference is made to the Consolidated Financial Statements, the report thereon and the notes thereto commencing at page 81 of this Annual Report on Form 10-K. Set forth below is an index of such Consolidated Financial Statements:
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
3.1
Amended and Restated Certificate of Formation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on February 27, 2013 (Registration No. 333‑186912) (the “Form S‑1 Registration Statement”))

3.2
Certificate of Amendment to Amended and Restated Certificate of Formation of the Company (incorporated herein by reference to Exhibit 3.3 to Amendment No. 2 to the Form S-1 Registration Statement filed with SEC on April 1, 2013)

3.3
Certificate of Amendment to Amended and Restated Certificate of Formation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8‑K filed with the SEC on May 28, 2019)

3.4
Certificate of Amendment to the Amended and Restated Certificate of Formation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2023).

3.5
Statement of Designations of Senior Non-Cumulative Perpetual Preferred Stock, Series A of Independent Bank Group, Inc., as filed with the Office of the Secretary of State of the State of Texas on April 15, 2014 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8‑K filed with the SEC on April 17, 2014)

3.6	Sixth Amended and Restated Bylaws of Independent Bank Group, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2023)
3.7
Certificate of Merger, dated December 18, 2013, but effective January 1, 2014, of Live Oak Financial Corp. with and into Independent Bank Group, Inc. (incorporated herein by reference to Exhibit 3.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-196627 filed with the SEC on June 25, 2014 (the “Form S-3 Registration Statement”))

3.8
Certificate of Merger, dated April 15, 2014, of BOH Holdings, Inc. with and into Independent Bank Group, Inc. (incorporated herein by reference to Exhibit 3.6 to Amendment No. 1 to the Form S-3 Registration Statement filed with the SEC on June 25, 2014)

3.9
Certificate of Merger, dated September 30, 2014, of Houston City Bancshares, Inc. with and into Independent Bank Group, Inc. (incorporated by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended June 30, 2015, filed with the SEC on July 31, 2015)

3.10
Certificate of Merger, dated March 31, 2017, of Carlile Bancshares, Inc. with and into Independent Bank Group, Inc. (incorporated by reference to Exhibit 3.8 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2017 filed with the SEC on April 27, 2017)

3.11
Certificate of Merger, dated October 23, 2017, of Washington Investment Company with and into Independent Bank Group, Inc. (incorporated by reference to Exhibit 3.9 to the Registrant’s Current Report on Form 10-Q filed with the SEC on July 26, 2018)

3.12
Certificate of Merger, dated May 31, 2018, of Integrity Bancshares, Inc. with and into Independent Bank Group, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 10-Q filed with the SEC on July 26, 2018)

3.13
Certificate of Merger, dated December 27, 2018, but effective January 1, 2019, of Guaranty Bancorp with and into Independent Bank Group, Inc. (incorporated herein by reference to Exhibit 3.10 to the Company’s Annual Report on Form 10-K for the year December 31, 2018, filed with the SEC on February 28, 2019)

4.1
Form of certificate representing shares of the Company’s common stock (incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Form S-1 Registration Statement filed with the SEC on March 18, 2013)

4.2
Subordinated Debt Indenture, dated as of June 25, 2014, between Independent Bank Group, Inc. and Wells Fargo Bank, National Association, in its capacity as Indenture Trustee (incorporated herein by reference to Exhibit 4.6 to Amendment No. 1 to the S‑3 Registration Statement filed with the SEC on June 25, 2014)

4.3
First Supplemental Indenture, dated as of July 17, 2014, between Independent Bank Group, Inc. and Wells Fargo Bank, National Association, in its capacity as Indenture Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated July 18, 2014)

4.4
Second Supplemental Indenture, dated as of December 19, 2017, between Independent Bank Group, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8‑K, dated December 19, 2017)

4.5
Third Supplemental Indenture, dated as of September 15, 2020, between Independent Bank Group, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated September 15, 2020)

4.6
Form of Global Note to represent the 5.875% Subordinated Notes due August 1, 2024, of the Company (incorporated herein by reference to Exhibit 4.5 in the Company’s Quarterly Report on Form 10‑Q, for the quarter ended September 30, 2017, filed with the SEC on October 26, 2017)

4.7
Form of Global Note to represent the 5.875% Subordinated Notes due August 1, 2024, of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated June 23, 2016)

4.8
Form of 4.00% Fixed-to-Floating Rate Subordinated Notes due 2030 (incorporated by reference to Exhibit 4.3 (included in exhibit 4.2) to the Company’s Current Report on Form 8-K dated September 15, 2020)

4.9	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.14 to the Company's Annual Report on Form 10-K for the Year ended December 31, 2020, filed with the SEC on March 1, 2021)
The other instruments defining the rights of holders of the long-term debt securities of the Company and its subsidiaries are omitted pursuant to section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.

4.10
Adoption Agreement for Independent Financial 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 4.1(a) to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2022, filed with the SEC on July 26, 2022)

4.11
Independent Financial 401(k) Profit Sharing Plan Document (incorporated by reference to Exhibit 4.1(b) to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2022, filed with the SEC on July 26, 2022)

4.12
Independent Financial 401(k) Profit Sharing Plan Document, approved November 30, 2023 (incorporated by reference to Exhibit 99.1(c) of the Company’s Post Effective Amendment No. 1 to the Registration Statement on Form S-8 (Registration No. 333-275824) filed with the SEC on December 14, 2023.)

4.13
Trust Agreement for the Independent Financial 401(k) Profit Sharing Plan, approved November 30, 2023 (incorporated by reference to Exhibit 99.1(d) of the Company’s Post Effective Amendment No. 1 to the Registration Statement on Form S-8 (Registration No. 333-275824) filed with the SEC on December 14, 2023.)

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
Credit Agreement, dated as of January 17, 2019, between Independent Bank Group, Inc., in favor of U.S. Bank National Association (incorporated herein by reference to Exhibit 10.1(a) to the Company’s Current Report on Form 8-K, dated January 22, 2019)

10.4(b)
Revolving Credit Note, dated January 17, 2019, by Independent Bank Group, Inc. in favor of U.S. Bank National Association (incorporated herein by reference to Exhibit 10.1(b) to the Company’s Current Report on Form 8-K, dated January 22, 2019)

10.4(c)
Negative Pledge Agreement, dated as of January 17, 2019, by Independent Bank Group, Inc., in favor of U.S. Bank National Association (incorporated herein by reference to Exhibit 10.1(c) to the Company’s Current Report on Form 8-K, dated January 22, 2019)

10.4(d)
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
Fourth Amendment to Credit Agreement between Independent Bank Group, Inc. and U.S Bank National Association, dated February 16, 2022 (incorporated by reference to Exhibit 10.4(g) to the Company’s Annual Report on Form 10-K for the Year ended December 31, 2021 filed with the SEC on February 25, 2022)

10.4(h)
Fifth Amendment to Credit Agreement between Independent Bank Group, Inc. and US Bank National Association, dated February 16, 2023 (incorporated by reference to Exhibit 10.4(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 21, 2023)

10.4(i)
Sixth Amendment to Credit Agreement between Independent Bank Group, Inc. and US Bank National Association, dated March 16, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on April 25, 2023)

10.4(j)*	Waiver and Seventh Amendment to Credit Agreement between Independent Bank Group, Inc. and US Bank National Association, dated February 16, 2024

10.5
Employment Agreement by and between Independent Bank Group, Inc. and John G. Turpen dated July 15, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2021 filed with the SEC on October 28, 2021)

10.6(a)
Form of Change in Control Agreement, dated July 24, 2023, between Independent Bank Group, Inc. and certain Executive Officers (incorporated by reference to Exhibit 10.1(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed with the SEC on July 25, 2023.)

10.6(b)
Amended Schedule of Executive Officers who have executed a Change in Control Agreement (incorporated by reference to Exhibit 10.1(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed with the SEC on July 25, 2023)

10.7
Separation Agreement and Release dated July 28 2022 by and between Michelle S. Hickox and Independent Bank and joined in by the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed with the SEC on October 25, 2022)

21.1*	Subsidiaries of Independent Bank Group, Inc.
23.1*	Consent of RSM US LLP, Independent Registered Public Accounting Firm of Independent Bank Group, Inc.
31.1*	Chief Executive Officer Section 302 Certification
31.2*	Chief Financial Officer Section 302 Certification
32.1***	Chief Executive Officer Section 906 Certification
32.2***	Chief Financial Officer Section 906 Certification
97.1*	Compensation Recovery Policy of the Company, adopted October 19, 2023
99.1
Settlement Agreement dated March 7, 2023, between and among, on the one hand (i) Ralph S. Janvey, the court-appointed receiver for the Stanford Receivership Estate; (ii) the Official Stanford Investors Committee; (iii) certain individual plaintiffs named the Rotstain; Investor Plaintiffs: and, on the other hand, (iv) Independent Bank (incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on April 25, 2023)

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Independent Bank Group, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Independent Bank Group, Inc. and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 20, 2024 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses on Loans
As described in Notes 1 and 5 of the consolidated financial statements, the Company’s allowance for credit losses on loans totaled $151.9 million as of December 31, 2023. The allowance for credit losses on loans is measured on a collective basis for portfolios of loans when similar risk characteristics exist. Loans that do not share risk characteristics are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation. For determining the appropriate allowance for credit losses on a collective basis, the loan portfolio is segmented into pools based upon similar risk characteristics and a lifetime loss-rate model is utilized. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, credit quality, or term as well as changes in environmental conditions, such as changes in unemployment rates, gross domestic product, property values, various price indices, or other relevant factors. Management has determined that they are reasonably able to forecast the macroeconomic variables used in the modeling processes and assign probability weighting to those scenarios with an acceptable degree of confidence for a total of two years then encompassing a reversion process whereby the forecasted macroeconomic variables are reverted to their historical mean utilizing a rational, systematic basis. Management qualitatively adjusts model results for risk factors that are not considered within the modeling processes but are nonetheless relevant in assessing the expected credit losses within the loan pools. These qualitative factor adjustments may increase or decrease management's estimate of expected credit losses by a calculated percentage or amount based upon the estimated level of risk. The determination of the forecasts and qualitative factors requires a significant amount of judgment by management and the estimate is highly sensitive to changes in significant assumptions.

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

Our audit procedures related to the forecasts and qualitative factors applied to the allowance for credit losses on loans included the following, among others:

•We obtained an understanding of the relevant controls related to the development and weighting of forecasts and qualitative factors and tested such controls for design and operating effectiveness, including controls over management’s establishment, review and approval of the forecasts and qualitative factors and data used in determining the forecasts and qualitative factors.

•We tested management’s process and evaluated the reasonableness of their judgements and assumptions to develop the forecasts and qualitative factors, which included:

–Testing the accuracy of the data inputs used by management as a basis for the forecasts and qualitative factors by comparing to internal and external source data and assessing the reasonableness of the magnitude and directional consistency of the adjustments for such.

–Evaluating whether management’s conclusions related to forecasts and weighting of forecasts were consistent with Company provided internal data and external or independently sourced data, and agreeing the impact to the allowance calculation.

Goodwill
As described in Notes 1 and 7 of the consolidated financial statements, the Company’s recorded goodwill was $994.0 million as of December 31, 2023. The Company tests goodwill of a reporting unit for impairment annually on December 31 or on an interim basis if an event or circumstance indicates it is more likely than not that the fair value of the reporting unit is less than its carrying amount. During the year, the economic uncertainty and market volatility resulting from the rising interest rate environment and the banking crisis resulted in a decrease in the Company’s stock price and market capitalization. Management determined such decrease was a triggering event requiring an interim quantitative impairment test. The Company estimated the fair value of the reporting unit by making significant estimates and assumptions related to the specific circumstances of the reporting unit such as net interest income and net income projections, based on historical results and industry data, and the selection of an appropriate discount rate and control premium as well as consideration of transactions involving banks similar to the Company and related multiples. The application of these valuation methodologies and necessary assumptions requires a significant amount of judgment by management and the estimate is highly sensitive to changes in significant assumptions.
We identified the interim goodwill impairment assessment as a critical audit matter because of the complexity of the analysis and certain significant assumptions, including the projected cash flows, effective discount rate and comparable market companies. Auditing management’s assumptions required significant auditor judgment and increased audit effort, including the use of our internal valuation specialists.

Our audit procedures related to the interim goodwill impairment assessment included the following, among others:

•We obtained an understanding of the relevant controls related to the interim goodwill impairment assessment and tested such controls for design and operating effectiveness, including controls over management’s preparation of cash flow projections, review of the significant assumptions such as discount rate and price multiples of comparable market companies and review of the computations made within the assessment.

•We evaluated the reasonableness of management’s cash flow projections by comparing forecasts to historical data and through analysis of operating ratios such as loan growth, loan yields, deposit growth, deposit cost of funds, net interest margin, allowance ratio, and non-interest expense.

•We utilized our internal valuation specialists to assist in:

–Evaluating the price multiples of comparable market companies by comparing management’s assumptions to information publicly available.

–Evaluating the effective discount rate by comparing to publicly available market data.

/s/ RSM US LLP

We have served as the Company's auditor since 2001.

Dallas, Texas
February 20, 2024

Independent Bank Group, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2023 and 2022
(Dollars in thousands, except share information)

	December 31,
Assets	2023	2022
Cash and due from banks	$98,396	$134,183
Interest-bearing deposits in other banks	623,593	520,139
Cash and cash equivalents	721,989	654,322
Certificates of deposit held in other banks	248	496
Securities available for sale, at fair value	1,593,751	1,691,784
Securities held to maturity, net of allowance for credit losses of $0 and $0, respectively, fair value of $170,997 and $162,239, respectively	205,232	207,059
Loans held for sale (includes $12,016 and $10,612 carried at fair value, respectively)	16,420	11,310
Loans, net of allowance for credit losses of $151,861 and $148,787, respectively	14,558,681	13,760,576
Premises and equipment, net	355,833	355,368
Other real estate owned	9,490	23,900
Federal Home Loan Bank (FHLB) of Dallas stock and other restricted stock	34,915	23,436
Bank-owned life insurance (BOLI)	245,497	240,448
Deferred tax asset	92,665	78,669
Goodwill	994,021	994,021
Other intangible assets, net	50,560	62,999
Other assets	155,800	154,026
Total assets	$19,035,102	$18,258,414

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$3,530,704	$4,736,830
Interest-bearing	12,192,331	10,384,587
Total deposits	15,723,035	15,121,417
FHLB advances	350,000	300,000
Other borrowings	271,821	267,066
Junior subordinated debentures	54,617	54,419
Other liabilities	233,036	130,129
Total liabilities	16,632,509	15,873,031
Commitments and contingencies
Stockholders’ equity:
Preferred stock (0 and 0 shares outstanding, respectively)	—	—
Common stock (41,281,919 and 41,190,677 shares outstanding, respectively)	413	412
Additional paid-in capital	1,966,686	1,959,193
Retained earnings	616,724	638,354
Accumulated other comprehensive loss	(181,230)	(212,576)
Total stockholders’ equity	2,402,593	2,385,383
Total liabilities and stockholders’ equity	$19,035,102	$18,258,414
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended December 31, 2023, 2022 and 2021
(Dollars in thousands, except per share information)

	Years Ended December 31,
	2023	2022	2021
Interest income:
Interest and fees on loans	$792,659	$602,210	$547,931
Interest on taxable securities	31,747	32,944	22,754
Interest on nontaxable securities	10,279	10,360	8,344
Interest on interest-bearing deposits and other	37,051	9,503	4,533
Total interest income	871,736	655,017	583,562
Interest expense:
Interest on deposits	358,405	77,628	44,199
Interest on FHLB advances	35,705	2,017	2,038
Interest on other borrowings	16,018	14,451	15,247
Interest on junior subordinated debentures	4,725	2,713	1,756
Total interest expense	414,853	96,809	63,240
Net interest income	456,883	558,208	520,322
Provision for credit losses	4,130	4,490	(9,000)
Net interest income after provision for credit losses	452,753	553,718	529,322
Noninterest income:
Service charges on deposit accounts	13,958	12,204	9,842
Investment management fees	9,650	9,146	8,586
Mortgage banking revenue	7,003	8,938	23,157
Mortgage warehouse purchase program fees	1,892	2,676	6,908
(Loss) gain on sale of loans	(14)	(1,844)	56
(Loss) gain on sale of other real estate	(1,797)	—	63
Gain on sale of securities available for sale	—	—	13
Gain (loss) on sale and disposal of premises and equipment	323	(494)	(304)
Increase in cash surrender value of BOLI	5,768	5,371	5,209
Other	14,326	15,469	12,987
Total noninterest income	51,109	51,466	66,517
Noninterest expense:
Salaries and employee benefits	181,445	212,087	180,336
Occupancy	47,430	42,938	40,688
Communications and technology	28,713	24,937	22,355
FDIC assessment	22,153	6,883	5,865
Advertising and public relations	2,607	2,106	1,097
Other real estate owned (income) expenses, net	(510)	31	4
Impairment of other real estate	5,215	—	—
Amortization of other intangible assets	12,439	12,491	12,580
Litigation settlement	102,500	—	—
Professional fees	7,949	15,571	15,530
Other	41,603	41,845	35,151
Total noninterest expense	451,544	358,889	313,606
Income before taxes	52,318	246,295	282,233
Income tax expense	9,117	50,004	57,483
Net income	$43,201	$196,291	$224,750
Basic earnings per share	$1.05	$4.71	$5.22
Diluted earnings per share	$1.04	$4.70	$5.21
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2023, 2022 and 2021
(Dollars in thousands)

	Years Ended December 31,
	2023	2022	2021
Net income	$43,201	$196,291	$224,750
Other comprehensive income (loss) before tax:
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising during the period, excluding the change attributable to available for sale securities reclassified to held to maturity	36,691	(265,551)	(38,292)
Tax effect	7,705	(55,766)	(8,041)
Unrealized gains (losses) arising during the period, net of tax, excluding the change attributable to available for sale securities reclassified to held to maturity	28,986	(209,785)	(30,251)
Change in net unamortized gains on available for sale securities reclassified into held to maturity securities	(21)	(21)	—
Tax effect	(5)	(4)	—
Change in net unamortized gains on available for sale securities reclassified into held to maturity securities, net of tax	(16)	(17)	—
Reclassification of amount of gains realized through sale of securities	—	—	(13)
Tax effect	—	—	(3)
Reclassification of amount of gains realized through sale of securities, net of tax	—	—	(10)
Change in unrealized gains (losses) on securities, net of tax	28,970	(209,802)	(30,261)

Unrealized gains (losses) on derivative financial instruments:
Unrealized holding losses arising during the period	(1,161)	(10,916)	(455)
Tax effect	(244)	(2,292)	(96)
Unrealized losses arising during the period, net of tax	(917)	(8,624)	(359)
Reclassification of amount of losses (gains) recognized into income	4,168	771	(597)
Tax effect	875	162	(125)
Reclassification of amount of losses (gains) recognized into income, net of tax	3,293	609	(472)
Change in unrealized gains (losses) on derivative financial instruments	2,376	(8,015)	(831)
Other comprehensive income (loss), net of tax	31,346	(217,817)	(31,092)
Comprehensive income (loss)	$74,547	$(21,526)	$193,658
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2023, 2022 and 2021
(Dollars in thousands, except for par value, share and per share information)

	Preferred Stock $0.01 Par Value 10 million shares authorized	Common Stock $0.01 Par Value 100 million shares authorized		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance, December 31, 2020	$—	43,137,104	$431	$1,934,807	$543,800	$36,333	$2,515,371
Cumulative effect of change in accounting principles	—	—	—	—	(53,880)	—	(53,880)
Adjusted beginning balance	—	43,137,104	431	1,934,807	489,920	36,333	2,461,491
Net income	—	—	—	—	224,750	—	224,750
Other comprehensive loss, net of tax	—	—	—	—	—	(31,092)	(31,092)
Common stock repurchased	—	(461,068)	(4)	—	(32,128)	—	(32,132)
Restricted stock forfeited	—	(35,265)	—	—	—	—	—
Restricted stock granted	—	115,463	1	(1)	—	—	—
Stock based compensation expense	—	—	—	10,691	—	—	10,691
Cash dividends ($1.32 per share)	—	—	—	—	(57,058)	—	(57,058)
Balance, December 31, 2021	$—	42,756,234	$428	$1,945,497	$625,484	$5,241	$2,576,650
Net income	—	—	—	—	196,291	—	196,291
Other comprehensive loss, net of tax	—	—	—	—	—	(217,817)	(217,817)
Common stock repurchased	—	(1,704,324)	(17)	—	(119,729)	—	(119,746)
Restricted stock forfeited	—	(10,393)	—	—	—	—	—
Restricted stock granted	—	149,160	1	(1)	—	—	—
Stock based compensation expense	—	—	—	13,697	—	—	13,697
Cash dividends ($1.52 per share)	—	—	—	—	(63,692)	—	(63,692)
Balance, December 31, 2022	$—	41,190,677	$412	$1,959,193	$638,354	$(212,576)	$2,385,383
Net income	—	—	—	—	43,201	—	43,201
Other comprehensive income, net of tax	—	—	—	—	—	31,346	31,346
Common stock repurchased	—	(41,727)	—	—	(2,175)	—	(2,175)
Restricted stock forfeited	—	(5,940)	—	—	—	—	—
Restricted stock granted	—	138,909	1	(1)	—	—	—
Stock based compensation expense	—	—	—	7,494	—	—	7,494
Cash dividends ($1.52 per share)	—	—	—	—	(62,656)	—	(62,656)
Balance, December 31, 2023	$—	41,281,919	$413	$1,966,686	$616,724	$(181,230)	$2,402,593
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2023, 2022 and 2021
(Dollars in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$43,201	$196,291	$224,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	18,475	14,934	12,385
Accretion income recognized on loans	(3,783)	(10,022)	(21,174)
Amortization of other intangibles assets	12,439	12,491	12,580
Amortization of premium on securities, net	6,341	7,377	5,226
Amortization of discount and origination costs on borrowings	1,203	893	894
Stock based compensation expense	7,494	13,697	10,691
Excess tax expense (benefit) on restricted stock vested	280	(703)	(691)
FHLB stock dividends	(2,786)	(328)	(128)
(Gain) loss on sale and disposal of premises and equipment	(323)	494	304
Loss (gain) on loans	14	1,844	(56)
Gain on sale of securities available for sale	—	—	(13)
Loss (gain) on sale of other real estate owned	1,797	—	(63)
Impairment of other real estate	5,215	—	—
Impairment of other assets	955	4,442	124
Deferred tax (benefit) expense	(21,759)	5,168	5,353
Provision for credit losses	4,130	4,490	(9,000)
Increase in cash surrender value of BOLI	(5,768)	(5,371)	(5,209)
Excess benefit claim on BOLI	(522)	(784)	—
Net gain on mortgage loans held for sale	(4,613)	(4,469)	(21,799)
Originations of loans held for sale	(260,248)	(287,960)	(659,536)
Proceeds from sale of loans held for sale	259,751	313,243	731,858
Net change in other assets	6,722	(24,059)	14,293
Net change in other liabilities	97,054	(24,434)	(23,356)
Net cash provided by operating activities	165,269	217,234	277,433

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
Years Ended December 31, 2023, 2022 and 2021
(Dollars in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from investing activities:
Investment securities available for sale:
Proceeds from maturities, calls and paydowns	5,138,337	7,203,267	7,403,109
Proceeds from sales	—	—	9,294
Purchases	(5,008,148)	(7,277,267)	(8,308,955)
Investment securities held to maturity:
Purchases	—	(91,065)	—
Proceeds from maturities of certificates of deposit held in other banks	248	2,749	1,237
Proceeds from benefit claim of BOLI	1,241	1,344	—
Purchase of bank owned life insurance contracts	—	—	(10,000)
Purchases of FHLB stock and other restricted stock	(90,155)	(4,702)	(1,190)
Proceeds from redemptions of FHLB stock and other restricted stock	81,462	3,167	50
Proceeds from sale of loans	4,188	25,649	3,034
Net loans originated held for investment	(558,923)	(1,965,745)	14,805
Originations of mortgage warehouse purchase loans	(11,428,351)	(13,260,099)	(30,418,842)
Proceeds from pay-offs of mortgage warehouse purchase loans	11,190,761	13,736,848	31,083,791
Additions to premises and equipment	(20,979)	(62,961)	(71,356)
Proceeds from sale of premises and equipment	681	188	21
Proceeds from sale of other real estate owned	1,550	—	538
Net cash used in investing activities	(688,088)	(1,688,627)	(294,464)
Cash flows from financing activities:
Net (decrease) increase in demand deposits, money market and savings accounts	(2,258,158)	(792,316)	1,508,335
Net increase (decrease) in time deposits	2,859,776	359,825	(353,354)
Proceeds from FHLB advances	15,645,000	375,000	—
Repayments of FHLB advances	(15,595,000)	(225,000)	(225,000)
Proceeds from other borrowings	100,000	111,000	75,000
Repayments of other borrowings	(96,250)	(128,000)	(104,500)
Repurchase of common stock	(2,175)	(119,746)	(32,132)
Dividends paid	(62,707)	(63,492)	(56,861)
Net cash provided by (used in) financing activities	590,486	(482,729)	811,488
Net change in cash and cash equivalents	67,667	(1,954,122)	794,457
Cash and cash equivalents at beginning of period	654,322	2,608,444	1,813,987
Cash and cash equivalents at end of period	$721,989	$654,322	$2,608,444
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
Loans held for investment: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance, net of unearned interest, purchase premiums and discounts, deferred loan fees or costs and an allowance for credit losses. Loan origination fees, net of direct origination costs, are deferred and recognized as an adjustment to the related loan yield using the effective interest method without anticipating prepayments. Further information regarding the Company's accounting policies related to past due loans, non-accrual loans, collateral dependent loans and loan modifications to borrowers experiencing financial difficulty is presented in Note 5. Loans, Net and Allowance for Credit Losses on Loans.
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
Allowance for credit losses: In accordance with ASC 326, the Company's accounting policies are described below.
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
Allowance for credit losses - held to maturity securities: Management measures expected credit losses on held to maturity securities on a collective basis by major security type with each type sharing similar risk characteristics and considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. An allowance for credit losses on held to maturity securities, if needed, is a valuation account that is deducted from the amortized cost basis of held to maturity securities to present management's best estimate of the net amount expected to be collected. Held to maturity securities are charged-off against the allowance when deemed uncollectible by management. Adjustments to the allowance are reported in the income statement as a component of provision for credit losses.
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
Goodwill and other intangible assets, net: Goodwill represents the excess of costs over fair value of net assets of businesses acquired. Goodwill is tested for impairment annually on December 31 or on an interim basis if an event triggering impairment may have occurred. If a reporting unit’s carrying amount exceeds its fair value, the Company will record an impairment charge based on that difference.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
During the year ended December 31, 2023, the economic uncertainty and market volatility resulting from the rising interest rate environment and recent banking crisis resulted in a decrease in the Company's stock price and market capitalization. Management believed such decrease was a triggering indicator requiring interim goodwill impairment quantitative assessments during the year. Such assessments resulted in the Company's fair value exceeding its carrying value at each interim period. Furthermore, a quantitative assessment completed as of December 31, 2023, the Company's annual testing date, concluded that fair value exceeded carrying value.
Core deposit intangibles and other acquired customer relationship intangibles arising from bank acquisitions are amortized on a straight-line basis over their original estimated useful lives of ten years and thirteen years, respectively. Other intangible assets are tested for impairment whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable from future undiscounted cash flows.
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
Loss Contingencies. Loss contingencies, including claims and legal actions arising in the ordinary course of business are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

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
Earnings per share: Basic earnings per common share is calculated as net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. The unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under participating nonvested restricted stock awards as well as performance stock units (PSUs). The participating nonvested restricted stock awards were not included in dilutive shares as they were anti-dilutive for the years ended December 31, 2023, 2022 and 2021. Proceeds from the assumed exercise of dilutive participating nonvested restricted stock awards and PSUs are assumed to be used to repurchase common stock at the average market price.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
The following table presents a reconciliation of net income available to common shareholders and the number of shares used in the calculation of basic and diluted earnings per common share:

	Years Ended December 31,
	2023	2022	2021
Basic earnings per share:
Net income	$43,201	$196,291	$224,750
Less:
Undistributed earnings allocated to participating securities	(45)	1,037	1,576
Dividends paid on participating securities	142	494	534
Net income available to common shareholders	$43,104	$194,760	$222,640
Weighted average basic shares outstanding	41,175,010	41,385,516	42,666,007
Basic earnings per share	$1.05	$4.71	$5.22
Diluted earnings per share:
Net income available to common shareholders	$43,104	$194,760	$222,640
Total weighted average basic shares outstanding	41,175,010	41,385,516	42,666,007
Add dilutive performance stock units	94,409	83,259	58,785
Total weighted average diluted shares outstanding	41,269,419	41,468,775	42,724,792
Diluted earnings per share	$1.04	$4.70	$5.21
Anti-dilutive participating securities	36,025	124,503	181,016

Note 2. Recent Accounting Standards
Adoption of accounting standards
ASU No. 2023-03, Presentation of Financial Statements (Topic 205), Income Statement - Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation - Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. ASU 2023-03 amends the ASC for SEC updates pursuant to SEC Staff Accounting Bulletin No. 120; SEC Staff Announcement at the March 24, 2022 Emerging Issues Task Force (EITF) Meeting; and Staff Accounting Bulletin Topic 6.B., Accounting Series Release 280 - General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. These updates were immediately effective and did not have a significant impact on the financial statements.
ASU 2023-06, Disclosure Improvements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. ASU 2023-06 will align the disclosure and presentation requirements in the FASB Accounting Standards Codification with the SEC’s regulations. The amendments in ASU 2023-06 will be applied prospectively and are effective when the SEC removes the related requirements from Regulations S-X or S-K. Any amendments the SEC does not remove by June 30, 2027 will not be effective. As the Company is currently subject to these SEC requirements, ASU 2023-06 is not expected to have a material effect on the Company’s financial statements.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method. Under prior guidance, entities can apply the last-of-layer hedging method to hedge the exposure of a closed portfolio of prepayable financial assets to fair value changes due to changes in interest rates for a portion of the portfolio that is not expected to be affected by prepayments, defaults, and other events affecting the timing and amount of cash flows. ASU 2022-01 expands the last-of-layer method, which permits only one hedge layer, to allow multiple hedged layers of a single closed portfolio. To reflect that expansion, the last-of-layer method is renamed the portfolio layer method. ASU 2022-01 also (i) expands the scope of the portfolio layer method to include non-prepayable financial assets, (ii) specifies eligible hedging instruments in a single-layer hedge, (iii) provides additional guidance on the accounting for and disclosure of hedge basis adjustments under the portfolio layer method and (iv) specifies how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio. ASU 2022-01 was effective for the Company on January 1, 2023. The adoption of ASU 2022-01 did not have a significant impact on the financial statements.
ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings in ASC Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, ASU 2022-02 requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. ASU 2022-02 was effective for the Company on January 1, 2023. The adoption of ASU 2022-02 did not have a significant impact on the financial statements.
ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU 2022-06 extended the period of time preparers can utilize the reference rate reform relief guidance provided by ASU 2020-04 and ASU 2021-01. ASU 2022-06, which was effective upon issuance, deferred the sunset date of this prior guidance from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief guidance in Topic 848. The adoption of ASU 2022-06 did not significantly impact the financial statements and the Company has fully transitioned all products tied to LIBOR.
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

Newly issued but not yet effective accounting standards
ASU 2023-01, Leases (Topic 842): Common Control Arrangements. ASU 2023-01 requires entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. ASU 2023-01 will be effective for the Company on January 1, 2024. The adoption of ASU 2023-01 is not expected to have a significant impact on the financial statements.
ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. ASU 2023-02 is intended to improve the accounting and disclosures for investments in tax credit structures. ASU 2023-02 allows entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. Previously, this method was only available for qualifying tax equity investments in low-income housing tax credit structures. ASU 2023-02 will be effective for the Company on January 1, 2024. The adoption of ASU 2023-02 is not expected to have a significant impact on the financial statements.
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. ASU 2023-07 amends current guidance to require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. Public entities with a single reporting segment are required to provide both the new disclosures and all of the existing disclosures required under ASC 280. ASU 2023-07 will be effective for the Company for annual periods on January 1, 2024 and for interim periods starting in 2025. The adoption of ASU 2023-07 is not expected to have a significant impact on the financial statements.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 amends current guidance under ASC 740 to enhance the transparency and decision-usefulness of income tax disclosures. The guidance requires public business entities to disclose in the rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. The guidance requires all entities, to disclose annually, income taxes paid (net of refunds received) disaggregated by federal, state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. ASU 2023-09 will be effective for the Company on January 1, 2025. The adoption of ASU 2023-09 is not expected to have a significant impact on the financial statements.

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

	Years Ended December 31,
	2023	2022	2021
Cash transactions:
Interest expense paid	$380,804	$92,506	$65,336
Income taxes paid	$25,786	$46,570	$58,083
Noncash transactions:
Deferred dividend equivalents	$(51)	$200	$197
Transfer of loans to other real estate owned	$—	$23,900	$—
Loans to facilitate the sale of other real estate owned	$6,188	$—	$—
Transfer of securities available for sale to held to maturity	$—	$117,583	$—
Right-of-use assets obtained in exchange for lease liabilities	$8,698	$4,011	$5,156
Loans purchased, not yet settled	$—	$27,210	$29,332
Transfer of bank premises to other real estate	$805	$—	$—

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Note 4. Securities
Securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at December 31, 2023 and 2022, are as follows:

	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
December 31, 2023
U.S. treasuries	$228,231	$—	$(14,009)	$214,222
Government agency securities	467,754	—	(71,648)	396,106
Obligations of state and municipal subdivisions	237,146	122	(9,634)	227,634
Corporate bonds	43,000	—	(7,180)	35,820
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	839,071	8	(119,610)	719,469
Other securities	500	—	—	500
	$1,815,702	$130	$(222,081)	$1,593,751
December 31, 2022
U.S. treasuries	$259,675	$—	$(20,265)	$239,410
Government agency securities	468,994	—	(84,479)	384,515
Obligations of state and municipal subdivisions	264,419	106	(13,294)	251,231
Corporate bonds	43,000	—	(5,795)	37,205
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	913,388	9	(134,924)	778,473
Other securities	950	—	—	950
	$1,950,426	$115	$(258,757)	$1,691,784

Securities Held to Maturity
December 31, 2023
Obligations of state and municipal subdivisions	$205,232	$264	$(34,499)	$170,997

December 31, 2022
Obligations of state and municipal subdivisions	$207,059	$—	$(44,820)	$162,239
____________
(1) Excludes accrued interest receivable of $7,129 and $7,702 on available for sale and $2,365 and $2,697 on held to maturity securities at December 31, 2023 and 2022, respectively, that is recorded in other assets on the accompanying consolidated balance sheets.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
The amortized cost and estimated fair value of securities at December 31, 2023, by contractual maturity, are shown below. Maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2023
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$77,481	$76,593	$—	$—
Due from one year to five years	329,879	308,400	—	—
Due from five to ten years	418,913	359,287	—	—
Thereafter	150,358	130,002	205,232	170,997
	976,631	874,282	205,232	170,997
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	839,071	719,469	—	—
	$1,815,702	$1,593,751	$205,232	$170,997
Securities with a fair value of approximately $950,604 and $1,168,006 at December 31, 2023 and 2022, respectively, were pledged primarily to secure deposits.
Proceeds from sale of securities available for sale and gross gains and gross losses for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Years Ended December 31,
	2023	2022	2021
Proceeds from sale	$—	$—	$9,294
Gross gains	$—	$—	$13
Gross losses	$—	$—	$—

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
The unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2023 and 2022, are summarized as follows:

	Less Than 12 Months		Greater Than 12 Months		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Securities Available for Sale
December 31, 2023
U.S. treasuries	$—	$—	$214,222	$(14,009)	$214,222	$(14,009)
Government agency securities	—	—	396,106	(71,648)	396,106	(71,648)
Obligations of state and municipal subdivisions	40,864	(360)	147,529	(9,274)	188,393	(9,634)
Corporate bonds	—	—	32,820	(7,180)	32,820	(7,180)
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	8,724	(312)	710,301	(119,298)	719,025	(119,610)
	$49,588	$(672)	$1,500,978	$(221,409)	$1,550,566	$(222,081)

December 31, 2022
U.S. treasuries	$106,849	$(3,923)	$132,561	$(16,342)	$239,410	$(20,265)
Government agency securities	63,451	(7,533)	321,064	(76,946)	384,515	(84,479)
Obligations of state and municipal subdivisions	209,395	(9,068)	17,034	(4,226)	226,429	(13,294)
Corporate bonds	23,584	(4,416)	10,621	(1,379)	34,205	(5,795)
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	266,756	(25,377)	511,207	(109,547)	777,963	(134,924)
	$670,035	$(50,317)	$992,487	$(208,440)	$1,662,522	$(258,757)
The Company's securities classified as available for sale and held to maturity are evaluated for expected credit losses by applying the appropriate expected credit losses methodology in accordance with ASC Topic 326, Financial Instruments - Credit Losses. At December 31, 2023, management's review of all securities at an unrealized loss position determined that the losses resulted from factors not related to credit quality. This conclusion is based on management's analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors for each security type in our portfolio.
The unrealized losses on available for sale securities are generally due to increases in market interest rates. Furthermore, the Company has the intent to hold the available for sale securities until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their cost basis. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. As such, there is no allowance for credit losses on available for sale securities recognized as of December 31, 2023.
The Company's held to maturity securities include taxable and tax-exempt municipal securities issued primarily by school districts but also may include utility districts or other municipalities. With regard to securities issued by state and municipal subdivisions, management considers issuer bond ratings, historical loss rates for given bond ratings, whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, internal forecasts and whether or not such securities are guaranteed. Substantially all of the Company's held to maturity securities are guaranteed by the Texas Permanent School Fund (PSF), which is a sovereign wealth fund that serves to provide revenues for funding of public primary and secondary education in the State of Texas. At December 31, 2023, all of the Company's held to maturity securities were rated AAA/Aaa by Moody's and/or Standard & Poor's bond rating services. Furthermore, as of December 31, 2023, there were no past due principal or interest payments associated with these securities. As such, no allowance for credit losses has been recorded on held to maturity securities as of December 31, 2023.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Note 5. Loans, Net and Allowance for Credit Losses on Loans
Loans, net at December 31, 2023 and 2022, consisted of the following:

	December 31,
	2023	2022
Commercial	$2,266,851	$2,240,959
Mortgage warehouse purchase loans	549,689	312,099
Real estate:
Commercial	8,289,124	7,817,447
Commercial construction, land and land development	1,231,484	1,231,071
Residential	1,669,786	1,592,859
Single-family interim construction	517,928	508,839
Agricultural	109,451	124,422
Consumer	76,229	81,667
Total loans (1)	14,710,542	13,909,363
Allowance for credit losses	(151,861)	(148,787)
Total loans, net (1)	$14,558,681	$13,760,576
____________
(1)    Excludes accrued interest receivable of $54,563 and $48,815 at December 31, 2023 and 2022, respectively, that is recorded in other assets on the accompanying consolidated balance sheets.
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
The commercial loan portfolio includes loans made to customers in the energy industry, which is a complex, technical and cyclical industry. Experienced bankers with specialized energy lending experience originate our energy loans. Companies in this industry produce, extract, develop, exploit and explore for oil and natural gas. Loans are primarily collateralized with proven producing oil and gas reserves based on a technical evaluation of these reserves. At December 31, 2023 and 2022, there were approximately $621,883 and $574,698 of energy-related loans outstanding, respectively.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location as well as granularity with moderate average loan sizes. Management monitors the diversification of the portfolio on a quarterly basis by type and geographic location. Management also tracks the level of owner-occupied property versus non owner-occupied property. At December 31, 2023, the portfolio consisted of approximately 21% of owner-occupied property.
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
Most of the Company’s lending activity occurs within the state of Texas, primarily in the north, central and southeast Texas regions and the state of Colorado, specifically along the Front Range area. As of December 31, 2023, loans in the North Texas region represented about 36% of the total portfolio, followed by the Colorado Front Range region at 26%, the Houston region at 25% and the Central Texas region at 13%. A large percentage of the Company’s portfolio consists of commercial and residential real estate loans. As of December 31, 2023 and 2022, there were no concentrations of loans related to a single industry in excess of 10% of total loans.
Under ASC 326, the allowance for credit losses is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans, or portions thereof, are charged-off against the allowance when they are deemed uncollectible. Recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. The amount of the allowance represents management's best estimate of current expected credit losses on loans considering available information relevant to assessing collectibility over the loans' contractual terms, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals and modifications unless the extension or renewal options are included in the borrower contract and are not unconditionally cancellable by the Company.

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
Loans exhibiting unique risk characteristics and requiring an individual evaluation are measured based on 1) the present value of expected future cash flows discounted at the loan's effective interest rate; 2) the loan's observable market price; or 3) the fair value of collateral if the loan is collateral dependent. The majority of the Company’s individually evaluated loans are measured at the fair value of the collateral.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
During 2023, the Company updated and performed a recalibration of its credit loss models to enhance model performance reliability. The overall impact of the model changes as described below mainly resulted in reclassifications of provision expense between the loan pools. While the fundamental modeling methodologies remain unchanged, the updates included 1) consolidation of the energy loans into the commercial and industrial risk pool as a result of similarities in risk characteristics observed in recent history, 2) correlation of the loss rate model to new peer group loss history data which resulted in changes to certain loan pool macroeconomic variables (MEVs) further diversifying the variables used in the model, 3) changes to the qualitative factor model to address the volatility of past dues and risk grades by incorporating a four quarter rolling average to the assessed risk level, and 4) adjustment to the unfunded commitments utilization model to bifurcate the single-family residential and commercial construction portfolio loan pools into various sub pools to better correlate their utilization rates.
The following is a summary of the activity in the allowance for credit losses on loans by class for the years ended December 31, 2023, 2022 and 2021:

	Commercial	Commercial Real Estate	Commercial Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Unallocated	Total
Year ended December 31, 2023
Balance at beginning of year	$54,037	$61,078	$17,696	$3,450	$11,817	$207	$502	$—	$148,787
Provision for credit losses	(19,270)	(982)	14,883	3,467	5,647	539	(107)	—	4,177
Charge-offs	(918)	—	(1,196)	—	(27)	(6)	(17)	—	(2,164)
Recoveries	944	—	111	—	—	5	1	—	1,061
Balance at end of year	$34,793	$60,096	$31,494	$6,917	$17,437	$745	$379	$—	$151,861

Year ended December 31, 2022
Balance at beginning of year	$49,747	$65,110	$23,861	$2,192	$7,222	$106	$468	$—	$148,706
Provision for credit losses	5,534	(23)	(6,165)	1,183	4,595	101	43	—	5,268
Charge-offs	(1,739)	(4,159)	—	(6)	—	—	(10)	—	(5,914)
Recoveries	495	150	—	81	—	—	1	—	727
Balance at end of year	$54,037	$61,078	$17,696	$3,450	$11,817	$207	$502	$—	$148,787

Year ended December 31, 2021
Balance at beginning of year	$27,311	$36,698	$13,425	$6,786	$2,156	$337	$684	$423	$87,820
Impact of adopting ASC 326	12,775	29,108	22,008	(2,255)	7,179	(178)	(334)	(423)	67,880
Initial allowance on loans purchased with credit deterioration	4,328	7,640	927	140	—	—	—	—	13,035
Provision for credit losses	12,130	(7,961)	(12,373)	(2,486)	(2,113)	(53)	247	—	(12,609)
Charge-offs	(6,856)	(375)	(126)	—	—	—	(174)	—	(7,531)
Recoveries	59	—	—	7	—	—	45	—	111
Balance at end of year	$49,747	$65,110	$23,861	$2,192	$7,222	$106	$468	$—	$148,706
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific credit loss allocations, by loan class as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
Commercial	$21,534	$11,662	$21,981	$8,378
Commercial real estate	25,672	3,567	12,303	1,209
Commercial construction, land and land development	—	—	—	—
Residential real estate	—	—	—	—
Single-family interim construction	—	—	189	43
Agricultural	75	19	—	—
Consumer	—	—	—	—
	$47,281	$15,248	$34,473	$9,630
Nonperforming loans by loan class at December 31, 2023 and 2022, are summarized as follows:

	Commercial	Commercial Real Estate	Commercial Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Total
December 31, 2023
Nonaccrual loans (1)	$21,541	$26,564	$10	$2,111	$—	$75	$5	$50,306
Loans past due 90 days and still accruing	—	14	—	1,480	—	—	—	1,494
Total nonperforming loans (2)	$21,541	$26,578	$10	$3,591	$—	$75	$5	$51,800
December 31, 2022
Nonaccrual loans (1)	$22,565	$13,393	$15	$1,582	$189	$—	$8	$37,752
Loans past due 90 days and still accruing	5	—	—	838	—	—	—	843
Troubled debt restructurings (not included in nonaccrual or loans past due and still accruing)	—	1,435	—	59	—	—	—	1,494
Total nonperforming loans	$22,570	$14,828	$15	$2,479	$189	$—	$8	$40,089
____________
(1)    There are $14 and $125 in loans on nonaccrual without an allowance for credit loss as of December 31, 2023 and 2022, respectively. Additionally, no interest income was recognized on nonaccrual loans. No significant amounts of accrued interest was reversed during the years ended December 31, 2023 and 2022.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Occasionally, the Company modifies loans to borrowers in financial distress by providing certain concessions, such as principal forgiveness, term extension, an other-than-insignificant payment delay, an interest rate reduction, or a combination of such concessions. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. During the year ended December 31, 2023, the Company did not provide any modifications under these circumstances to borrowers experiencing financial difficulty.
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents information regarding the aging of past due loans by loan class as of December 31, 2023 and 2022:

	Loans 30-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Loans
December 31, 2023
Commercial	$1,898	$4,883	$6,781	$2,260,070	$2,266,851
Mortgage warehouse purchase loans	—	—	—	549,689	549,689
Commercial real estate	5,388	12,432	17,820	8,271,304	8,289,124
Commercial construction, land and land development	2,457	—	2,457	1,229,027	1,231,484
Residential real estate	7,477	2,282	9,759	1,660,027	1,669,786
Single-family interim construction	828	—	828	517,100	517,928
Agricultural	—	75	75	109,376	109,451
Consumer	267	4	271	75,958	76,229
	$18,315	$19,676	$37,991	$14,672,551	$14,710,542
December 31, 2022
Commercial	$1,005	$5,629	$6,634	$2,234,325	$2,240,959
Mortgage warehouse purchase loans	—	—	—	312,099	312,099
Commercial real estate	13,093	449	13,542	7,803,905	7,817,447
Commercial construction, land and land development	2,820	—	2,820	1,228,251	1,231,071
Residential real estate	4,702	1,346	6,048	1,586,811	1,592,859
Single-family interim construction	—	189	189	508,650	508,839
Agricultural	—	—	—	124,422	124,422
Consumer	214	8	222	81,445	81,667
	$21,834	$7,621	$29,455	$13,879,908	$13,909,363

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
Management considers the guidance in ASC 310-20 when determining whether a modification, extension or renewal of a loan constitutes a current period origination. Generally, current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. The following summarizes the amortized cost basis of loans by year of origination/renewal and credit quality indicator by class of loan as of December 31, 2023 and December 31, 2022:

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination or Renewal						Revolving Loans
December 31, 2023	2023	2022	2021	2020	2019	Prior			Total
Commercial
Pass	$223,287	$211,182	$281,878	$78,695	$99,516	$161,184	$1,099,241	$347	$2,155,330
Pass/Watch	168	9,672	8,976	121	2,064	9,396	5,655	—	36,052
Special Mention	185	—	13,517	85	—	820	9,052	1,214	24,873
Substandard	6,949	7,428	20,509	291	2,453	1,944	7,636	3,386	50,596
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial	$230,589	$228,282	$324,880	$79,192	$104,033	$173,344	$1,121,584	$4,947	$2,266,851

Current period gross write-offs	$285	$—	$301	$5	$73	$254	$—	$—	$918

Mortgage warehouse purchase loans
Pass	$549,689	$—	$—	$—	$—	$—	$—	$—	$549,689
Pass/Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total mortgage warehouse purchase loans	$549,689	$—	$—	$—	$—	$—	$—	$—	$549,689

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination or Renewal						Revolving Loans
December 31, 2023	2023	2022	2021	2020	2019	Prior			Total
Commercial real estate
Pass	$1,038,410	$2,570,061	$1,913,673	$900,786	$536,973	$805,784	$57,954	$5,827	$7,829,468
Pass/Watch	28,048	82,001	61,025	26,594	22,395	48,420	—	—	268,483
Special Mention	22,624	37,445	20,647	23,607	12,211	14,884	—	346	131,764
Substandard	5,502	16,666	27,653	4,371	3,026	2,191	—	—	59,409
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$1,094,584	$2,706,173	$2,022,998	$955,358	$574,605	$871,279	$57,954	$6,173	$8,289,124

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial construction, land and land development
Pass	$430,273	$430,458	$218,880	$51,127	$6,693	$13,633	$22,315	$74	$1,173,453
Pass/Watch	14,177	10,132	3,415	7,184	—	58	—	—	34,966
Special Mention	224	—	22,491	314	—	—	—	—	23,029
Substandard	—	26	—	—	—	10	—	—	36
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction, land and land development	$444,674	$440,616	$244,786	$58,625	$6,693	$13,701	$22,315	$74	$1,231,484

Current period gross write-offs	$—	$—	$1,196	$—	$—	$—	$—	$—	$1,196

Residential real estate
Pass	$197,436	$506,608	$356,360	$219,473	$136,968	$162,766	$71,494	$437	$1,651,542
Pass/Watch	—	360	2,415	2,895	1,239	1,902	85	—	8,896
Special Mention	—	—	—	47	1,492	1,607	—	262	3,408
Substandard	685	1,302	15	499	838	2,556	45	—	5,940
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total residential real estate	$198,121	$508,270	$358,790	$222,914	$140,537	$168,831	$71,624	$699	$1,669,786

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Single-family interim construction
Pass	$300,574	$133,211	$15,590	$—	$—	$—	$65,385	$—	$514,760
Pass/Watch	1,203	—	—	—	—	—	—	—	1,203
Special Mention	1,964	—	—	—	—	—	1	—	1,965
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total single-family interim construction	$303,741	$133,211	$15,590	$—	$—	$—	$65,386	$—	$517,928

Current period gross write-offs	$—	$—	$27	$—	$—	$—	$—	$—	$27

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination or Renewal						Revolving Loans
December 31, 2023	2023	2022	2021	2020	2019	Prior			Total
Agricultural
Pass	$16,543	$35,993	$22,472	$9,707	$3,470	$10,056	$9,435	$—	$107,676
Pass/Watch	—	1,756	—	—	—	—	—	—	1,756
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	19	—	—	19
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total agricultural	$16,543	$37,749	$22,472	$9,707	$3,470	$10,075	$9,435	$—	$109,451

Current period gross write-offs	$—	$5	$1	$—	$—	$—	$—	$—	$6

Consumer
Pass	$6,348	$3,173	$900	$8,056	$1,267	$81	$54,392	$90	$74,307
Pass/Watch	—	—	1,917	—	—	—	—	—	1,917
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	1	—	—	4	—	—	5
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total consumer	$6,348	$3,173	$2,818	$8,056	$1,267	$85	$54,392	$90	$76,229

Current period gross write-offs	$8	$9	$—	$—	$—	$—	$—	$—	$17

Total loans
Pass	$2,762,560	$3,890,686	$2,809,753	$1,267,844	$784,887	$1,153,504	$1,380,216	$6,775	$14,056,225
Pass/Watch	43,596	103,921	77,748	36,794	25,698	59,776	5,740	—	353,273
Special Mention	24,997	37,445	56,655	24,053	13,703	17,311	9,053	1,822	185,039
Substandard	13,136	25,422	48,178	5,161	6,317	6,724	7,681	3,386	116,005
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total loans	$2,844,289	$4,057,474	$2,992,334	$1,333,852	$830,605	$1,237,315	$1,402,690	$11,983	$14,710,542

Current period gross write-offs	$293	$14	$1,525	$5	$73	$254	$—	$—	$2,164

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination or Renewal						Revolving Loans
December 31, 2022	2022	2021	2020	2019	2018	Prior			Total
Commercial
Pass	$297,800	$347,801	$126,390	$112,887	$51,623	$153,435	$1,031,483	$1,173	$2,122,592
Pass/Watch	8	14,790	155	188	1,812	7,934	8,216	5,907	39,010
Special Mention	234	4,821	101	1,485	—	144	8,646	20	15,451
Substandard	394	35,950	398	9,191	55	7,037	10,840	41	63,906
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial	$298,436	$403,362	$127,044	$123,751	$53,490	$168,550	$1,059,185	$7,141	$2,240,959

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination or Renewal						Revolving Loans
December 31, 2022	2022	2021	2020	2019	2018	Prior			Total
Agricultural
Pass	$52,525	$24,743	$13,875	$3,705	$5,847	$8,872	$10,588	$—	$120,155
Pass/Watch	2,700	—	—	—	—	—	1,547	—	4,247
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	20	—	—	20
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total agricultural	$55,225	$24,743	$13,875	$3,705	$5,847	$8,892	$12,135	$—	$124,422

Consumer
Pass	$7,715	$4,909	$7,959	$1,576	$300	$81	$59,113	$—	$81,653
Pass/Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	4	—	—	—	10	—	—	14
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total consumer	$7,715	$4,913	$7,959	$1,576	$300	$91	$59,113	$—	$81,667

Total loans
Pass	$4,752,475	$3,308,718	$1,512,800	$901,769	$609,279	$969,726	$1,248,852	$15,651	$13,319,270
Pass/Watch	101,430	41,705	44,758	20,609	55,357	53,620	10,067	5,907	333,453
Special Mention	13,994	46,688	101	13,055	8,949	12,103	8,772	46	103,708
Substandard	4,643	79,181	9,510	12,598	8,323	27,603	11,033	41	152,932
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total loans	$4,872,542	$3,476,292	$1,567,169	$948,031	$681,908	$1,063,052	$1,278,724	$21,645	$13,909,363

Note 6. Premises and Equipment, Net
Premises and equipment, net at December 31, 2023 and 2022 consisted of the following:

	December 31,
	2023	2022
Land	$81,224	$81,570
Building	275,841	274,218
Furniture, fixtures and equipment	68,463	59,979
Aircraft	8,947	8,947
Leasehold and tenant improvements	9,301	6,421
Construction in progress	7,218	3,667
	450,994	434,802
Less accumulated depreciation	(95,161)	(79,434)
	$355,833	$355,368
Depreciation expense amounted to $18,475, $14,934 and $12,385 for the years ended December 31, 2023, 2022 and 2021, respectively.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Note 7. Goodwill and Other Intangible Assets, Net
At December 31, 2023 and 2022, goodwill totaled $994,021.
The following is a summary of other intangible assets:

	December 31,
	2023	2022
Gross core deposit intangible	$125,884	$125,884
Less accumulated amortization	(79,267)	(67,321)
Total core deposit intangible, net	$46,617	$58,563

Gross customer relationship intangible	$6,407	$6,407
Less accumulated amortization	(2,464)	(1,971)
Total customer relationship intangible, net	$3,943	$4,436

Total other intangible assets, net	$50,560	$62,999
Amortization expense related to intangible assets amounted to $12,439, $12,491 and $12,580 for the years ended December 31, 2023, 2022 and 2021, respectively. The remaining weighted average amortization period for intangible assets is 4.7 years as of December 31, 2023.
The future amortization expense related to other intangible assets remaining at December 31, 2023 is as follows:

First year	$11,752
Second year	11,238
Third year	10,801
Fourth year	8,284
Fifth year	7,006
Thereafter	1,479
$50,560

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Note 8. Deposits
Deposits at December 31, 2023 and 2022 consisted of the following:

	December 31,
	2023		2022
	Amount	Percent	Amount	Percent
Noninterest-bearing demand accounts	$3,530,704	22.5%	$4,736,830	31.3%
Interest-bearing checking accounts	5,628,478	35.8	6,311,868	41.8
Savings accounts	540,121	3.4	760,777	5.0
Money market accounts	1,741,848	11.1	1,889,833	12.5
Certificates of deposit and individual retirement accounts (IRA), less than $250,000	3,145,334	20.0	752,594	5.0
Certificates of deposit and individual retirement accounts (IRA), $250,000 and greater	1,136,550	7.2	669,515	4.4
	$15,723,035	100.0%	$15,121,417	100.0%
At December 31, 2023, the scheduled maturities of certificates of deposit, including IRAs, were as follows:

First year	$4,040,402
Second year	222,873
Third year	8,802
Fourth year	5,639
Fifth year	4,168
$4,281,884
Brokered deposits at December 31, 2023 and 2022 totaled $2,503,281 and $528,937, respectively.

Note 9. Federal Home Loan Bank Advances
At December 31, 2023, the Company had two short-term advances from the FHLB of Dallas under note payable arrangements that matured in January 2024. The weighted average interest rate of the advances were 5.43% and 2.42% at December 31, 2023 and 2022, respectively. The balances outstanding on advances were $350,000 and $300,000 at December 31, 2023 and 2022, respectively.

The advances were secured by $31,498 of FHLB stock owned by the Company and a blanket lien on certain loans along with specific listed loans for an aggregate available carrying value of $6,808,778 at December 31, 2023. The Company had remaining credit available under the FHLB advance program of $5,144,607 at December 31, 2023.
At December 31, 2023, the Company had $1,303,100 in undisbursed advance commitments (letters of credit) with the FHLB. As of December 31, 2023, these commitments mature on various dates from January 2024 through July 2025. The FHLB letters of credit were obtained in lieu of pledging securities to secure public fund deposits that are over the FDIC insurance limit. At December 31, 2023, there were no disbursements against the advance commitments.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Note 10. Other Borrowings
Other borrowings at December 31, 2023 and 2022 consisted of the following:

	December 31,
	2023	2022
Unsecured fixed rate subordinated debentures in the amount of $110,000. The balance of borrowings at December 31, 2023 and 2022 is net of discount and origination costs of $198 and $555, respectively. Interest payments of 5.875% are made semiannually on February 1 and August 1. The maturity date is August 1, 2024. The notes may not be redeemed prior to maturity and after August 1, 2023, no longer meet the criteria to be recognized as Tier 2 capital for regulatory purposes. (1)	$109,802	$109,445
Unsecured fixed-to-floating subordinated debentures in the amount of $130,000. The balance of borrowings at December 31, 2023 and 2022 is net of origination costs of $1,731 and $1,991, respectively. Interest payments initially of 4.00% fixed rate are made semiannually on March 15 and September 15 through September 15, 2025. Thereafter, floating rate payments of 3 month Secured Overnight Financing Rate (SOFR) plus 3.885% payable quarterly in arrears beginning on December 15, 2025. The maturity date is September 15, 2030 with an optional redemption at September 15, 2025. The notes meet the criteria to be recognized as Tier 2 capital for regulatory purposes. (1)
	128,269	128,009
Unsecured revolving line of credit with an unrelated commercial bank in the amount of $100,000. The line bears interest at the monthly Bloomberg Short-Term Bank Yield Index (BSBY) plus 1.75% with a maturity date of February 16, 2024. The Company is required to meet certain financial covenants on a quarterly basis, which includes certain restrictions on cash at IBG and meeting minimum capital ratios. (2)	33,750	—
Unsecured fixed-to-floating subordinated debentures in the amount of $30,000. The balance of borrowings at December 31, 2022 is net of origination costs of $388. Interest payments of 5.00% fixed rate were made semiannually on June 30 and December 31 through December 31, 2022 and thereafter, floating rate payments of 3 month LIBOR plus 2.83%. On March 31, 2023, the next optional redemption date, the debentures were redeemed.	—	29,612
	$271,821	$267,066
____________
(1)    The permissible portion of qualified subordinated notes decreases 20% per year during the final five years of the term of the notes.
(2)    Subsequent to December 31, 2023, the Company renewed the line (see Note 22. Subsequent Events).

The Company has established federal funds lines of credit notes with ten unaffiliated banks totaling $445,000 of borrowing capacity at December 31, 2023 and eleven unaffiliated banks totaling $545,000 of borrowing capacity at December 31, 2022. At December 31, 2023, one of the lines, totaling $50,000, has a stated maturity date in February 2024. The remaining lines have no stated maturity dates and the lenders may terminate the lines at any time without notice. The lines are provided on an unsecured basis and must be repaid the following business day from when the funds are borrowed. There were no borrowings against the lines at December 31, 2023 and 2022.
In addition, the Company maintains a secured line of credit with the Federal Reserve Bank with an availability to borrow approximately $1,095,664 and $1,072,483 at December 31, 2023 and 2022, respectively. Approximately $1,312,949 and $1,326,376 of certain loans and securities were pledged as collateral at December 31, 2023 and 2022, respectively. There were no borrowings against this line as of December 31, 2023 and 2022.
Beginning in first quarter 2023, the Company is eligible to borrow from the Federal Reserve's Bank Term Funding Program (BTFP), which provides additional contingent liquidity through the pledging of certain qualifying securities and other assets valued at par. Under the program, which ends March 11, 2024, the Company can obtain advances of up to one year in length and can repay the obligation at any time without penalty. Borrowing capacity of $661,721 was available as of December 31, 2023 based on the par-value of qualifying unpledged securities. There were no borrowings outstanding as of December 31, 2023.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
The Company also participates in an exchange that provides direct overnight borrowings with other financial institutions. The funds are provided on an unsecured basis. Borrowing availability totaled $699,000 and $809,000 at December 31, 2023 and 2022, respectively. There were no borrowings as of December 31, 2023 and 2022.

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
As of December 31, 2023 and 2022, the carrying amount of debentures outstanding totaled $54,617 and $54,419, respectively. Information regarding the Debentures as of December 31, 2023 are summarized in the table below:

	Trust Preferred Securities Issued	Debentures Carrying Value	Repricing Frequency	Interest Rate	Interest Rate Index	Maturity Date
IB Trust I	$5,155	$5,155	Quarterly	8.89%	SOFR + 3.25%	March 2033
Guaranty Trust III	10,310	10,310	Quarterly	8.76	SOFR + 3.10	July 2033
IB Trust II	3,093	3,093	Quarterly	8.51	SOFR + 2.85	March 2034
Cenbank Trust III	15,464	15,464	Quarterly	8.31	SOFR + 2.65	April 2034
IB Centex Trust I	2,578	2,578	Quarterly	8.89	SOFR + 3.25	February 2035
IB Trust III	3,712	3,712	Quarterly	8.04	SOFR +2.40	December 2035
Community Group Statutory Trust I	3,609	3,609	Quarterly	7.25	SOFR + 1.60	June 2037
Northstar Trust II (1)	5,155	4,121	Quarterly	7.32	SOFR + 1.67	June 2037
Northstar Trust III (1)	8,248	6,575	Quarterly	7.32	SOFR + 1.67	September 2037
	$57,324	$54,617
____________
(1)    Assumed in 2017 with a total recorded fair value discount of $2,707 remaining as of December 31, 2023.

Note 12. Leases
The Company’s primary leasing activities relate to certain real estate operating leases entered into in support of the Company’s branch operations and back office operations. The Company leases 20 of its 91 branches. The Company’s branch locations operating under lease agreements have all been designated as operating leases. In addition, the Company leases certain equipment under operating leases. The Company does not have leases designated as finance leases.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
As of December 31, 2023 and 2022, the Company’s ROU lease assets were $24,404 and $24,830, respectively, and related lease liabilities were $25,777 and $25,913, respectively. Leases have remaining terms ranging from six months to 27.1 years, including extension options that the Company is reasonably certain will be exercised.
The table below summarizes net lease cost:

	Years Ended December 31,
	2023	2022	2021
Operating lease cost	$6,037	$6,559	$6,567
Short term lease cost	59	121	64
Variable lease cost	1,351	1,455	1,645
Sublease income	(374)	(268)	(282)
Net lease cost	$7,073	$7,867	$7,994
The table below summarizes other information related to operating leases:

	Years Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,708	$5,743
Weighted average remaining lease term - operating leases, in years	7.64	7.19
Weighted average discount rate - operating leases	3.32%	2.97%
The following table outlines lease payment obligations as outlined in the Company’s lease agreements for each of the next five years and thereafter in addition to a reconcilement to the Company’s current lease liability as of December 31, 2023.

2024	$5,773
2025	5,080
2026	3,669
2027	2,824
2028	2,547
Thereafter	9,313
Total lease payments	29,206
Less imputed interest	(3,429)
$25,777
As of December 31, 2023, the Company had not entered into any material leases that have not yet commenced.

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
At December 31, 2023 and 2022, the approximate amounts of these financial instruments were as follows:

	December 31,
	2023	2022
Commitments to extend credit	$3,107,827	$3,291,409
Standby letters of credit	31,627	24,135
	$3,139,454	$3,315,544
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
The allowance for credit losses on off-balance sheet commitments was as follows:

	December 31,
	2023	2022	2021
Balance at beginning of period	$3,944	$4,722	$—
Impact of ASC 326 adoption	—	—	1,113
Provision for off-balance sheet credit exposure	(47)	(778)	3,609
Balance at end of period	$3,897	$3,944	$4,722
Litigation
The Bank is a party to a legal proceeding inherited in connection with its acquisition of BOH Holdings, Inc. and its subsidiary, Bank of Houston (BOH). On February 27, 2023, the Bank entered into a settlement in principle with the plaintiffs and executed a settlement agreement on March 7, 2023. The settlement and bar orders were approved by the Court on August 8, 2023. Once the litigation is dismissed, the Bank, as described in the settlement agreement, will make a one-time cash payment of $100,000 to the court appointed receiver to settle the case and to resolve all current and potential future claims. Such settlement is recognized as litigation settlement expense included in noninterest expense on the accompanying income statement along with $2,500 in related legal and other fees.
In addition, the Company is involved in other legal actions arising from normal business activities. Management believes that the outcome of such proceedings will not materially affect the financial position, results of operations or cash flows of the Company.

Note 14. Income Taxes
Income tax expense for the years ended December 31, 2023, 2022 and 2021 was as follows:

	Years Ended December 31,
	2023	2022	2021
Current income tax expense	$30,876	$44,836	$52,130
Deferred income tax (benefit) expense	(21,759)	5,168	5,353
Income tax expense, as reported	$9,117	$50,004	$57,483

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
A reconciliation between reported income tax expense and the amounts computed by applying the U.S. federal statutory income tax rate of 21% for the years ended December 31, 2023, 2022 and 2021 to income before income taxes is presented below:

	Years Ended December 31,
	2023	2022	2021
Income tax expense computed at the statutory rate	$10,987	$51,722	$59,269
Tax-exempt interest income from municipal securities	(2,159)	(2,176)	(1,752)
Tax-exempt loan income	(962)	(1,116)	(1,359)
Bank owned life insurance income	(1,211)	(1,296)	(1,094)
Non-deductible FDIC premiums	655	298	269
State taxes, net of federal benefit	244	2,045	2,516
Non-deductible compensation	565	919	473
Net tax expense (benefit) from stock based compensation	280	(703)	(691)
Other	718	311	(148)
	$9,117	$50,004	$57,483

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Components of deferred tax assets and liabilities are presented in the table below. Deferred taxes as of December 31, 2023 and 2022 are based on the U.S. statutory federal income tax rate of 21%.

	December 31,
	2023	2022
Deferred tax assets:
Allowance for credit losses	$33,886	$33,241
Net unrealized loss on available for sale securities	46,610	54,315
Reserve for legal settlement	21,801	—
Lease liabilities under operating leases	5,608	5,640
NOL and tax credit carryforwards from acquisitions	2,631	2,986
Net unrealized loss on cash flow hedge	1,720	2,351
Acquired loan fair market value adjustments	3,001	3,785
Stock-based compensation	2,112	2,496
Reserve for bonuses and other accrued expenses	1,910	4,163
Deferred loan fees and costs, net	3,122	3,738
Accrued FDIC special assessment	1,812	—
Acquired securities	941	1,107
Acquired intangibles	910	1,060
Other real estate owned	917	—
Unearned income	327	420
Deferred compensation	243	416
Noncompete agreements	438	484
Nonaccrual loans	311	268
Other	865	868
	129,165	117,338
Deferred tax liabilities:
Premises and equipment	(17,215)	(16,920)
Right-of-use assets under operating leases	(5,309)	(5,404)
Intangible assets	(10,999)	(13,711)
Acquired junior subordinated debentures fair value adjustment	(589)	(632)
FHLB and other restricted stocks	(555)	(359)
Acquired tax goodwill	(1,064)	(899)
Other	(769)	(744)
	(36,500)	(38,669)
Net deferred tax asset	$92,665	$78,669
At December 31, 2023, the Company had federal net operating loss carryforwards of approximately $11,180 which expire in various years from 2025 to 2032 and state net operating loss carryforwards of approximately $8,137 which expire in various years from 2025 to 2027. Deferred tax assets are recognized for net operating losses because the benefit is more likely than not to be realized. No valuation allowance for deferred tax assets was recorded at December 31, 2023 or 2022 as management believes it is more likely than not that all of the deferred tax assets will be realized.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
The Company does not have any material uncertain tax positions and does not have any interest and penalties recorded in the income statement for the years ended December 31, 2023, 2022 and 2021. The Company files a consolidated income tax return in the US federal tax jurisdiction. The Company is no longer subject to examination by the US federal tax jurisdiction for years prior to 2020.

Note 15. Related Party Transactions
In the ordinary course of business, the Company has and expects to continue to have transactions, including loans to its officers, directors and their affiliates. In the opinion of management, such transactions are on the same terms as those prevailing at the time for comparable transactions with unaffiliated persons. Loan activity for officers, directors and their affiliates as of December 31, 2023 and 2022 is as follows:

	December 31,
	2023	2022
Balance at beginning of year	$35,798	$34,627
New loan originations	2,444	13,641
Repayments	(5,439)	(13,545)
Changes in affiliated persons	(105)	1,075
Balance at end of year	$32,698	$35,798
At December 31, 2023 and 2022, none of the loans to officers, directors, or their affiliates were considered non-performing.

Note 16. Employee Benefit Plans
The Company has a 401(k) profit sharing plan (Plan) which covers employees over the age of eighteen who have completed thirty days of credited service, as defined by the Plan. The Plan provides for “before tax” employee contributions through salary reduction contributions under Section 401(k) of the Internal Revenue Code. A participant may choose a salary reduction not to exceed the dollar limit set by law each year. Contributions by the Company and by participants are immediately fully vested. The Company makes 401(k) matching contributions of 100% up to 6% of the participant's eligible compensation for the Plan year. The Plan also provides for the Company to make additional discretionary contributions to the Plan. The Company made contributions of $7,523, $8,007 and $7,011 for the years ended December 31, 2023, 2022 and 2021, respectively, which are recorded in salaries and employee benefits in the accompanying consolidated statements of income.

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Assets and Liabilities Measured on a Recurring Basis
The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of December 31, 2023 and 2022 by level within the ASC Topic 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Assets:
Investment securities available for sale:
U.S. treasuries	$214,222	$—	$214,222	$—
Government agency securities	396,106	—	396,106	—
Obligations of state and municipal subdivisions	227,634	—	227,634	—
Corporate bonds	35,820	—	35,820	—
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	719,469	—	719,469	—
Other securities	500	—	500	—
Loans held for sale, fair value option elected (1)	12,016	—	12,016	—
Derivative financial instruments:
Interest rate lock commitments	507	—	507	—
Forward mortgage-backed securities trades	4	—	4	—
Loan customer counterparty	227	—	227	—
Financial institution counterparty	9,472	—	9,472	—
Liabilities:
Derivative financial instruments:
Interest rate swaps - cash flow hedge	8,256	—	8,256	—
Forward mortgage-backed securities trades	43	—	43	—
Loan customer counterparty	9,403	—	9,403	—
Financial institution counterparty	261	—	261	—
December 31, 2022
Assets:
Investment securities available for sale:
U.S. treasuries	$239,410	$—	$239,410	$—
Government agency securities	384,515	—	384,515	—
Obligations of state and municipal subdivisions	251,231	—	251,231	—
Corporate bonds	37,205	—	37,205	—
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	778,473	—	778,473	—
Other securities	950	—	950	—
Loans held for sale, fair value option elected (1)	10,612	—	10,612	—
Derivative financial instruments:
Interest rate lock commitments	294	—	294	—
Forward mortgage-backed securities trades	98	—	98	—
Financial institution counterparty	13,968	—	13,968	—
Liabilities:
Derivative financial instruments:
Interest rate swaps - cash flow hedge	11,283	—	11,283	—
Interest rate lock commitments	6	—	6	—
Forward mortgage-backed securities trades	11	—	11	—
Loan customer counterparty	13,788	—	13,788	—
____________
(1)    At December 31, 2023 and 2022, loans held for sale for which the fair value option was elected had an aggregate outstanding principal balance of $11,747 and $10,330, respectively. There were no mortgage loans held for sale under the fair value option that were 90 days or greater past due or on nonaccrual at December 31, 2023.

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Assets and Liabilities Measured on a Nonrecurring Basis
In accordance with ASC Topic 820, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at December 31, 2023 and 2022, for which a nonrecurring change in fair value has been recorded:

		Fair Value Measurements at Reporting Date Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Period Ended Total Losses
December 31, 2023
Assets:
Individually evaluated loans	$5,822	$—	$—	$5,822	$3,525
Other real estate owned	9,490	—	—	9,490	6,052

December 31, 2022
Assets:
Individually evaluated loans	$8,527	$—	$—	$8,527	$3,505
Other real estate owned	23,900	—	—	23,900	3,548
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
In addition, mortgage loans held for sale not recorded under the fair value option are required to be measured at the lower of cost or fair value. The fair value of these loans is based upon binding quotes or bids from third party investors. As of December 31, 2023 and 2022, all mortgage loans held for sale not recorded under the fair value option were recorded at cost.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Fair Value of Financial Instruments not Recorded at Fair Value
The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instruments that are reported at amortized cost on the Company's consolidated balance sheets were as follows at December 31, 2023 and 2022:

			Fair Value Measurements at Reporting Date Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Financial assets:
Cash and cash equivalents	$721,989	$721,989	$721,989	$—	$—
Certificates of deposit held in other banks	248	243	—	243	—
Investment securities held to maturity	205,232	170,997	—	170,997	—
Loans held for sale, at cost	4,404	4,506	—	4,506	—
Loans, net	14,558,681	14,547,963	—	—	14,547,963
FHLB of Dallas stock and other restricted stock	34,915	34,915	—	34,915	—
Accrued interest receivable	64,237	64,237	—	64,237	—
Financial liabilities:
Deposits	15,723,035	15,697,806	—	15,697,806	—
Accrued interest payable	43,653	43,653	—	43,653	—
FHLB advances	350,000	350,022	—	350,022	—
Other borrowings	271,821	257,975	—	257,975	—
Junior subordinated debentures	54,617	68,735	—	68,735	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2022
Financial assets:
Cash and cash equivalents	$654,322	$654,322	$654,322	$—	$—
Certificates of deposit held in other banks	496	486	—	486	—
Investment securities held to maturity	207,059	162,239	—	162,239	—
Loans held for sale, at cost	698	710	—	710	—
Loans, net	13,760,576	13,450,582	—	—	13,450,582
FHLB of Dallas stock and other restricted stock	23,436	23,436	—	23,436	—
Accrued interest receivable	59,214	59,214	—	59,214	—
Financial liabilities:
Deposits	15,121,417	15,063,025	—	15,063,025	—
Accrued interest payable	9,604	9,604	—	9,604	—
FHLB advances	300,000	246,519	—	246,519	—
Other borrowings	267,066	258,800	—	258,800	—
Junior subordinated debentures	54,419	53,969	—	53,969	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

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
The Company's objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company has two interest rate swap derivatives with an aggregated notional amount of $100,000 that were designated as cash flow hedges. The derivatives are intended to hedge the variable cash flows associated with certain existing variable-interest rate loans and were determined to be effective during the year ended December 31, 2023.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest income in the same period that the hedged transaction affects earnings. Amounts of losses recognized in accumulated other comprehensive income (loss) related to derivatives was $917, net of tax, and the amounts of losses that were reclassified to interest income as interest payments were made on the Company’s variable-rate loans was $3,293, net of tax, during and for the year ended December 31, 2023. Amounts of losses recognized in accumulated other comprehensive income related to derivatives was $8,624, net of tax, and the amounts of losses that were reclassified to interest income as interest payments were received on the Company’s variable-rate loans was $609, net of tax, during and for the year ended December 31, 2022. During the next twelve months, the Company estimates that $3,669 will be reclassified as a decrease to interest income.
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
The following table provides the outstanding notional balances and fair values of outstanding derivative positions at December 31, 2023 and 2022:

	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
December 31, 2023
Derivatives designated as hedging instruments:
Interest rate swaps - cash flow hedge	$100,000	$—	$8,256
Derivatives not designated as hedging instruments:
Interest rate lock commitments	18,789	507	—
Forward mortgage-backed securities trades	15,000	4	43
Commercial loan interest rate swaps:
Loan customer counterparty	201,063	227	9,403
Financial institution counterparty	201,063	9,472	261

December 31, 2022
Derivatives designated as hedging instruments:
Interest rate swaps - cash flow hedge	$100,000	$—	$11,283
Derivatives not designated as hedging instruments:
Interest rate lock commitments	15,476	294	6
Forward mortgage-backed securities trades	18,500	98	11
Commercial loan interest rate swaps:
Loan customer counterparty	183,183	—	13,788
Financial institution counterparty	183,183	13,968	—
The commercial loan customer counterparty weighted average received and paid interest rates for interest rate swaps outstanding were as follows:

	Weighted Average Interest Rate
	December 31, 2023		December 31, 2022
	Received	Paid	Received	Paid
Loan customer counterparty	4.53%	7.89%	4.12%	6.72%

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
The credit exposure related to interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $9,699 and $13,968 at December 31, 2023 and 2022, respectively. In some cases collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. At December 31, 2023 and 2022, cash of $10,242 and $10,394 and securities of $444 and $509 were pledged as collateral for these derivatives, respectively, and counterparties had deposited $2,130 of cash with the Company as of December 31, 2023.
The Company has entered into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which the Company is either a participant or a lead bank. Risk participation agreements entered into as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. The Company is party to one risk participation agreement as a participant bank having a notional amount of $1,481 at December 31, 2023. The Company was not party to a risk participation agreement as the participant bank as of December 31, 2022. Risk participation agreements entered into as the lead bank provide credit protection to the Company should the borrower fail to perform on its interest rate derivative contract. The Company is party to one risk participation agreement as the lead bank having a notional amount of $8,805 and $9,082 at December 31, 2023 and 2022, respectively.
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
A summary of derivative activity and the related impact on the consolidated statements of income for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Income Statement Location	Years Ended December 31,
		2023	2022	2021
Derivatives designated as hedging instruments
Interest rate swaps - cash flow hedges	Interest and fees on loans	$(4,188)	$(791)	$584
Derivatives not designated as hedging instruments
Interest rate lock commitments	Mortgage banking revenue	219	(737)	(2,490)
Forward mortgage-backed securities trades	Mortgage banking revenue	(126)	81	574

Note 19. Stock Awards
The Company grants common stock awards to certain employees of the Company. In May 2022, the shareholders of the Company approved the 2022 Equity Incentive Plan (2022 Plan). Under this plan, the Compensation Committee may grant awards to certain employees and directors of the Company in the form of restricted stock, restricted stock units, stock appreciation rights, qualified and nonqualified stock options, performance share awards and other equity-based awards. Effective with the adoption of the 2022 Plan, no further awards will be granted under the prior 2013 Equity Incentive Plan (2013 Plan). Awards outstanding under the 2013 Plan will remain in effect under the prior plan according to their respective terms and any terminated 2013 Plan awards will be available for awards under the 2022 Plan in accordance with the 2022 Plan's provisions. The 2022 Plan has 1,500,000 reserved shares of common stock to be awarded by the Company’s Compensation Committee. As of December 31, 2023, there were 1,367,836 shares remaining available for grant for future awards.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Shares issued under these plans are restricted stock awards and performance stock units. Restricted stock awarded generally vest evenly over the required employment period, and range from one to five years. Performance stock units awarded have a three to four year cliff vesting period. Restricted stock awards granted are issued at the date of grant and receive dividends. Performance stock units are eligible to receive dividend equivalents as such dividends are declared on the Company's common stock during the performance period. Equivalent dividend payments are based upon the number of shares issued under each performance award and are deferred until such time that the units vest and the shares are issued.
Restricted Stock Awards
The following table summarizes the activity in nonvested restricted stock awards for the years ended December 31, 2023 and 2022:

Restricted Stock Awards	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2022	309,015	$60.12
Granted during the period	138,909	56.74
Vested during the period	(156,644)	59.07
Forfeited during the period	(5,940)	63.07
Nonvested shares, December 31, 2023	285,340	$58.99

Nonvested shares, December 31, 2021	363,551	$53.14
Granted during the period	149,160	69.80
Vested during the period	(193,303)	54.61
Forfeited during the period	(10,393)	57.40
Nonvested shares, December 31, 2022	309,015	$60.12
Compensation expense related to these awards is recorded based on the fair value of the award at the date of grant and totaled $8,258, $10,856 and $8,984 for the years ended December 31, 2023, 2022 and 2021, respectively. Compensation expense is recorded in salaries and employee benefits in the accompanying consolidated statements of income. At December 31, 2023, future compensation expense is estimated to be $10,908 and will be recognized over a remaining weighted average period of 1.92 years.
The fair value of common stock awards that vested during the years ended December 31, 2023, 2022 and 2021 was $7,971, $13,795 and $12,651, respectively. The Company has recorded $280, $(703) and $(691) in excess tax expense (benefit) on vested restricted stock to income tax expense for the years ended December 31, 2023, 2022 and 2021, respectively.
There were no modifications of stock agreements during 2023, 2022 and 2021 that resulted in significant additional incremental compensation costs.
At December 31, 2023, the future vesting schedule of the nonvested restricted stock awards is as follows:

Number of Shares
First year	150,496
Second year	80,407
Third year	52,689
Fourth year	1,748
Total nonvested shares	285,340

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
The following table summarizes the activity in nonvested performance stock units at target award level for the years ended December 31, 2023 and 2022:

Performance-Based Restricted Stock Units	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2022	140,240	$49.20
Granted during the period	37,938	60.21
Nonvested shares, December 31, 2023	178,178	$51.55

Nonvested shares, December 31, 2021	114,498	$43.93
Granted during the period	25,742	72.65
Nonvested shares, December 31, 2022	140,240	$49.20
Compensation expense related to performance stock units is estimated each period based on the fair value of the target stock unit at the grant date and the most probable level of achievement of the performance condition, adjusted for the passage of time within the vesting periods of the awards. Compensation expense related to these awards was $(764), $2,841 and $1,707 for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, the unrecognized compensation expense is estimated to be $2,673. The remaining performance period over which the expense will be recognized is 1.88 years.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Common Equity Tier 1 (CET1) and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2023 and 2022, the Company and the Bank meet all capital adequacy requirements to which they are subject, including the capital buffer requirement.
As of December 31, 2023 and 2022, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk based, CET1, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Bank’s category.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
The following table presents actual and required capital ratios under Basel III Capital Rules for the Company and Bank as of December 31, 2023 and 2022. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended, to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required Plus Capital Conservation Buffer		Required To Be Considered Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2023
Total capital to risk weighted assets:
Consolidated	$1,885,776	11.57%	$1,711,650	10.50%	$1,630,143	10.00%
Bank	2,020,376	12.40	1,711,142	10.50	1,629,659	10.00
Tier 1 capital to risk weighted assets:
Consolidated	1,617,985	9.93	1,385,621	8.50	978,086	6.00
Bank	1,882,585	11.55	1,385,210	8.50	1,303,727	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	1,562,385	9.58	1,141,100	7.00	N/A	N/A
Bank	1,882,585	11.55	1,140,761	7.00	1,059,278	6.50
Tier 1 capital to average assets:
Consolidated	1,617,985	8.94	723,633	4.00	N/A	N/A
Bank	1,882,585	10.41	723,438	4.00	904,298	5.00

December 31, 2022
Total capital to risk weighted assets:
Consolidated	$1,936,363	12.35%	$1,645,772	10.50%	$1,567,402	10.00%
Bank	2,013,874	12.85	1,645,236	10.50	1,566,891	10.00
Tier 1 capital to risk weighted assets:
Consolidated	1,637,191	10.45	1,332,291	8.50	940,441	6.00
Bank	1,896,702	12.10	1,331,858	8.50	1,253,513	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	1,581,591	10.09	1,097,181	7.00	N/A	N/A
Bank	1,896,702	12.10	1,096,824	7.00	1,018,479	6.50
Tier 1 capital to average assets:
Consolidated	1,637,191	9.49	690,309	4.00	N/A	N/A
Bank	1,896,702	10.99	690,130	4.00	862,663	5.00
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Stock repurchase program: From time to time, the Company's Board of Directors has authorized stock repurchase programs which allow the Company to purchase its common stock generally over a one-year period at various prices in the open market or in privately negotiated transactions. In January 2023, the Company's Board established the 2023 Stock Repurchase Plan (2023 Plan), which provided for the repurchase of up to $125,000 of common stock through December 31, 2023. There were no shares repurchased under the 2023 Plan during the twelve months ended December 31, 2023. Under the prior plan, the Company repurchased 1,651,236 shares at a total cost of $115,966 during the year ended December 31, 2022. Federal bank regulators have adopted final rules that, among other things, eliminated the standalone prior approval requirement for any repurchase of common stock. However, the Company remains subject to a Federal Reserve Board guideline that requires consultation with the Federal Reserve Board regarding plans for share repurchases. The Company’s repurchases of its common stock may be subject to a prior approval or notice requirement under other regulations, policies or supervisory expectations of the Federal Reserve Board.
Company stock repurchased to settle employee tax withholding related to vesting of stock awards totaled 41,727 shares at a total cost of $2,175, and 53,088 shares at a total cost of $3,780 for the periods ended December 31, 2023 and 2022, respectively, and were not included under the repurchase program.

Note 21. Parent Company Only Financial Statements
The following balance sheets, statements of income and statements of cash flows for Independent Bank Group, Inc. should be read in conjunction with the consolidated financial statements and the notes thereto.

Balance Sheets
	December 31,
Assets	2023	2022
Cash and cash equivalents	$7,311	$5,660
Investment in subsidiaries	2,722,598	2,701,273
Investment in trusts	1,724	1,724
Other assets	3,285	3,511
Total assets	$2,734,918	$2,712,168

Liabilities and Stockholders' Equity
Other borrowings	$271,821	$267,066
Junior subordinated debentures	54,617	54,419
Other liabilities	5,887	5,300
Total liabilities	332,325	326,785

Stockholders' equity:
Preferred stock	—	—
Common stock	413	412
Additional paid-in capital	1,966,686	1,959,193
Retained earnings	616,724	638,354
Accumulated other comprehensive loss	(181,230)	(212,576)
Total stockholders' equity	2,402,593	2,385,383
Total liabilities and stockholders' equity	$2,734,918	$2,712,168

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Statements of Income
	Years Ended December 31,
	2023	2022	2021
Interest expense:
Interest on other borrowings	$15,934	$14,450	$15,247
Interest on junior subordinated debentures	4,725	2,713	1,756
Total interest expense	20,659	17,163	17,003
Noninterest income:
Dividends from subsidiaries	148,132	208,665	134,547
Other	—	—	61
Total noninterest income	148,132	208,665	134,608
Noninterest expense:
Salaries and employee benefits	8,383	14,886	10,546
Professional fees	948	736	126
Other	2,631	2,738	2,510
Total noninterest expense	11,962	18,360	13,182
Income before income tax benefit and equity in undistributed income of subsidiaries	115,511	173,142	104,423
Income tax benefit	6,711	8,454	7,131
Income before equity in undistributed income of subsidiaries	122,222	181,596	111,554
Equity in undistributed (loss) income of subsidiaries	(79,021)	14,695	113,196
Net income	$43,201	$196,291	$224,750

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)

Statements of Cash Flows
	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$43,201	$196,291	$224,750
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed loss (income) of subsidiaries	79,021	(14,695)	(113,196)
Amortization of discount and origination costs on borrowings	1,203	893	894
Stock based compensation expense	7,494	13,697	10,691
Excess tax expense (benefit) on restricted stock vested	280	(703)	(691)
Deferred tax expense (benefit)	396	(579)	(210)
Net change in other assets	(170)	107	1,020
Net change in other liabilities	358	140	500
Net cash provided by operating activities	131,783	195,151	123,758

Cash flows from investing activities:
Capital investment in subsidiaries	(69,000)	—	—
Net cash used in investing activities	(69,000)	—	—

Cash flows from financing activities:
Proceeds from other borrowings	100,000	111,000	75,000
Repayments of other borrowings	(96,250)	(128,000)	(104,500)
Repurchase of common stock	(2,175)	(119,746)	(32,132)
Dividends paid	(62,707)	(63,492)	(56,861)
Net cash used in financing activities	(61,132)	(200,238)	(118,493)
Net change in cash and cash equivalents	1,651	(5,087)	5,265
Cash and cash equivalents at beginning of year	5,660	10,747	5,482
Cash and cash equivalents at end of year	$7,311	$5,660	$10,747

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands, except for share and per share information)
Note 22. Subsequent Events
Declaration of dividends
On January 18, 2024, the Company declared a quarterly cash dividend in the amount of $0.38 per share of common stock to the stockholders of record on February 1, 2024. The dividend totaling $15,685 was paid on February 15, 2024.
BTFP advance
On January 24, 2024, the Company borrowed $155,000 against the BTFP as a lower cost alternative to an FHLB advance. The advance has an interest rate of 4.88% and a one year term due January 24, 2025.
Line of credit agreement
On February 16, 2024, the Company renewed its $100,000 unsecured revolving line of credit with a maturity date of February 15, 2025 and the rate index was updated to one-month Term SOFR. As of February 20, 2024, the Company has borrowings of $33,750 against its revolving line of credit.

ITEM 16. FORM 10-K SUMMARY
The Company has not elected to include a summary of the information required in this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of McKinney, Texas, on February 20, 2024.

Independent Bank Group, Inc. (Registrant)

Date:	February 20, 2024	By: /s/ David R. Brooks

David R. Brooks
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David R. Brooks	Chairman, Chief Executive Officer and Director	February 20, 2024
David R. Brooks	(Principal Executive Officer)

/s/ Paul B. Langdale	Executive Vice President and Chief Financial Officer	February 20, 2024
Paul B. Langdale	(Principal Financial Officer)

/s/ Brenda K. Montgomery	Chief Accounting Officer	February 20, 2024
Brenda K. Montgomery	(Principal Accounting Officer)

/s/ Daniel W. Brooks	Vice Chairman and Director	February 20, 2024
Daniel W. Brooks

/s/ William E. Fair	Director	February 20, 2024
William E. Fair

/s/ Janet P. Froetscher	Director	February 20, 2024
Janet P. Froetscher

/s/ Alicia K. Harrison	Director	February 20, 2024
Alicia K. Harrison

/s/ Craig E. Holmes	Director	February 20, 2024
Craig E. Holmes

/s/ J. Webb Jennings III	Director	February 20, 2024
J. Webb Jennings III

/s/ Donald L. Poarch	Director	February 20, 2024
Donald L. Poarch

/s/ G. Stacy Smith	Director	February 20, 2024
G. Stacy Smith

/s/ Michael T. Viola	Director	February 20, 2024
Michael T. Viola

/s/ Paul E. Washington	Director	February 20, 2024
Paul E. Washington