Form 10-Q
period 2024-03-31
Independent Bank Group, Inc.
filed 2024-04-23
CIK 1564618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended March 31, 2024.
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
Common Stock, Par Value $0.01 Per Share – 41,379,492 shares as of April 19, 2024.

INDEPENDENT BANK GROUP, INC. AND SUBSIDIARIES
Form 10-Q
March 31, 2024

***

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Independent Bank Group, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2024 (unaudited) and December 31, 2023
(Dollars in thousands, except share information)

	March 31,	December 31,
Assets	2024	2023
Cash and due from banks	$80,599	$98,396
Interest-bearing deposits in other banks	649,399	623,593
Cash and cash equivalents	729,998	721,989
Certificates of deposit held in other banks	248	248
Securities available for sale, at fair value	1,543,247	1,593,751
Securities held to maturity, net of allowance for credit losses of $0 and $0, respectively, fair value of $166,736 and $170,997, respectively	204,776	205,232
Loans held for sale (includes $12,372 and $12,016 carried at fair value, respectively)	21,299	16,420
Loans, net of allowance for credit losses of $148,437 and $151,861, respectively	14,465,456	14,558,681
Premises and equipment, net	352,325	355,833
Other real estate owned	8,685	9,490
Federal Home Loan Bank (FHLB) of Dallas stock and other restricted stock	11,493	34,915
Bank-owned life insurance (BOLI)	247,052	245,497
Deferred tax asset	95,063	92,665
Goodwill	994,021	994,021
Other intangible assets, net	47,485	50,560
Other assets	150,304	155,800
Total assets	$18,871,452	$19,035,102

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$3,300,773	$3,530,704
Interest-bearing	12,370,942	12,192,331
Total deposits	15,671,715	15,723,035
FHLB advances	—	350,000
Other borrowings	496,975	271,821
Junior subordinated debentures	54,667	54,617
Other liabilities	247,288	233,036
Total liabilities	16,470,645	16,632,509
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock (0 and 0 shares outstanding, respectively)	—	—
Common stock (41,377,745 and 41,281,919 shares outstanding, respectively)	414	413
Additional paid-in capital	1,969,291	1,966,686
Retained earnings	624,017	616,724
Accumulated other comprehensive loss	(192,915)	(181,230)
Total stockholders’ equity	2,400,807	2,402,593
Total liabilities and stockholders’ equity	$18,871,452	$19,035,102
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Income (Loss)
Three Months Ended March 31, 2024 and 2023 (unaudited)
(Dollars in thousands, except per share information)

	Three Months Ended March 31,
	2024	2023
Interest income:
Interest and fees on loans	$215,511	$184,294
Interest on taxable securities	7,645	7,858
Interest on nontaxable securities	2,518	2,603
Interest on interest-bearing deposits and other	9,531	6,421
Total interest income	235,205	201,176
Interest expense:
Interest on deposits	122,510	62,261
Interest on FHLB advances	2,855	5,824
Interest on other borrowings	5,582	4,079
Interest on junior subordinated debentures	1,227	1,090
Total interest expense	132,174	73,254
Net interest income	103,031	127,922
Provision for credit losses	(3,200)	90
Net interest income after provision for credit losses	106,231	127,832
Noninterest income:
Service charges on deposit accounts	3,600	3,349
Investment management fees	2,644	2,301
Mortgage banking revenue	1,635	1,624
Mortgage warehouse purchase program fees	540	324
Gain on sale of loans	74	—
Gain on sale of other real estate	13	—
Gain on sale and disposal of premises and equipment	—	47
Increase in cash surrender value of BOLI	1,555	1,377
Other	2,809	3,732
Total noninterest income	12,870	12,754
Noninterest expense:
Salaries and employee benefits	47,333	46,275
Occupancy	12,549	11,559
Communications and technology	7,685	7,090
FDIC assessment	6,142	2,712
Advertising and public relations	415	604
Other real estate owned expenses (income), net	65	(44)
Impairment of other real estate	345	1,200
Amortization of other intangible assets	3,075	3,111
Litigation settlement	—	102,500
Professional fees	1,809	3,065
Other	9,055	11,308
Total noninterest expense	88,473	189,380
Income (loss) before taxes	30,628	(48,794)
Income tax expense (benefit)	6,478	(11,284)
Net income (loss)	$24,150	$(37,510)
Basic earnings (loss) per share	$0.58	$(0.91)
Diluted earnings (loss) per share	$0.58	$(0.91)
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
Three Months Ended March 31, 2024 and 2023 (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$24,150	$(37,510)
Other comprehensive (loss) income before tax:
Unrealized (losses) gains on securities:
Unrealized (losses) gains arising during the period	(13,942)	20,771
Tax effect	(2,928)	4,362
Unrealized (losses) gains arising during the period, net of tax	(11,014)	16,409
Change in net unamortized gains on available for sale securities reclassified into held to maturity securities	(5)	(5)
Tax effect	(1)	(1)
Change in net unamortized gains on available for sale securities reclassified into held to maturity securities, net of tax	(4)	(4)
Change in unrealized (losses) gains on securities, net of tax	(11,018)	16,405

Unrealized (losses) gains on derivative financial instruments:
Unrealized holding (losses) gains arising during the period	(1,966)	940
Tax effect	(413)	197
Unrealized (losses) gains arising during the period, net of tax	(1,553)	743
Reclassification of amount of losses recognized into income	1,122	894
Tax effect	236	188
Reclassification of amount of losses recognized into income, net of tax	886	706
Change in unrealized (losses) gains on derivative financial instruments	(667)	1,449
Other comprehensive (loss) income, net of tax	(11,685)	17,854
Comprehensive income (loss)	$12,465	$(19,656)
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended March 31, 2024 and 2023 (unaudited)
(Dollars in thousands, except for par value, share and per share information)

	Preferred Stock $0.01 Par	Common Stock $0.01 Par Value		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Value 10 million shares authorized	100 million shares authorized
		Shares	Amount
Three Months Ended
Balance, December 31, 2023	$—	41,281,919	$413	$1,966,686	$616,724	$(181,230)	$2,402,593
Net income	—	—	—	—	24,150	—	24,150
Other comprehensive loss, net of tax	—	—	—	—	—	(11,685)	(11,685)
Common stock repurchased	—	(24,354)	—	—	(1,129)	—	(1,129)
Restricted stock forfeited	—	(2,072)	—	—	—	—	—
Restricted stock granted	—	122,252	1	(1)	—	—	—
Stock based compensation expense	—	—	—	2,606	—	—	2,606
Cash dividends ($0.38 per share)	—	—	—	—	(15,728)	—	(15,728)
Balance, March 31, 2024	$—	41,377,745	$414	$1,969,291	$624,017	$(192,915)	$2,400,807

Three Months Ended
Balance, December 31, 2022	$—	41,190,677	$412	$1,959,193	$638,354	$(212,576)	$2,385,383
Net loss	—	—	—	—	(37,510)	—	(37,510)
Other comprehensive income, net of tax	—	—	—	—	—	17,854	17,854
Common stock repurchased	—	(26,777)	—	—	(1,617)	—	(1,617)
Restricted stock forfeited	—	(1,763)	—	—	—	—	—
Restricted stock granted	—	119,767	1	(1)	—	—	—
Stock based compensation expense	—	—	—	2,445	—	—	2,445
Cash dividends ($0.38 per share)	—	—	—	—	(15,698)	—	(15,698)
Balance, March 31, 2023	$—	41,281,904	$413	$1,961,637	$583,529	$(194,722)	$2,350,857
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2024 and 2023 (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$24,150	$(37,510)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	4,911	4,433
Accretion income recognized on loans	(773)	(1,115)
Amortization of other intangibles assets	3,075	3,111
Amortization of premium on securities, net	1,401	1,861
Amortization of discount and origination costs on borrowings	204	591
Stock based compensation expense	2,606	2,445
Excess tax expense on restricted stock vested	313	85
FHLB stock dividends	(483)	(397)
Gain on sale and disposal of premises and equipment	—	(47)
Gain on sale of loans	(74)	—
Gain on sale of other real estate owned	(13)	—
Impairment of other real estate	345	1,200
Impairment of other assets	—	802
Deferred tax expense (benefit)	708	(17,347)
Provision for credit losses	(3,200)	90
Increase in cash surrender value of BOLI	(1,555)	(1,377)
Excess benefit claim on BOLI	—	(318)
Net gain on mortgage loans held for sale	(910)	(1,209)
Originations of loans held for sale	(57,971)	(56,152)
Proceeds from sale of loans held for sale	54,002	52,095
Net change in other assets	8,881	15,058
Net change in other liabilities	2,679	61,952
Net cash provided by operating activities	38,296	28,251
Cash flows from investing activities:
Investment securities available for sale:
Proceeds from maturities, calls and paydowns	1,335,366	35,731
Purchases	(1,299,754)	—
Proceeds from benefit claim of BOLI	—	748
Purchases of FHLB stock and other restricted stock	(3,455)	(61,575)
Proceeds from redemptions of FHLB stock and other restricted stock	26,879	—
Proceeds from sale of loans	8,228	—
Net loans paid (originated) held for investment	101,440	(3,889)
Originations of mortgage warehouse purchase loans	(3,305,227)	(2,238,118)
Proceeds from pay-offs of mortgage warehouse purchase loans	3,300,300	2,149,670
Additions to premises and equipment	(1,403)	(3,746)
Proceeds from sale of premises and equipment	—	188
Proceeds from sale of other real estate owned	473	—
Net cash provided by (used in) investing activities	162,847	(120,991)

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
Three Months Ended March 31, 2024 and 2023 (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2024	2023

Cash flows from financing activities:
Net decrease in demand deposits, money market and savings accounts	(9,509)	(1,500,907)
Net (decrease) increase in time deposits	(41,811)	435,177
Proceeds from FHLB advances	1,050,000	3,350,000
Repayments of FHLB advances	(1,400,000)	(1,850,000)
Proceeds from other borrowings	228,634	100,000
Repayments of other borrowings	(3,634)	(30,000)
Repurchase of common stock	(1,129)	(1,617)
Dividends paid	(15,685)	(15,645)
Net cash (used in) provided by financing activities	(193,134)	487,008
Net change in cash and cash equivalents	8,009	394,268
Cash and cash equivalents at beginning of period	721,989	654,322
Cash and cash equivalents at end of period	$729,998	$1,048,590
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
The consolidated interim financial statements are unaudited, but include all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the periods presented. All such adjustments were of a normal and recurring nature. These financial statements should be read in conjunction with the financial statements and the notes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. The consolidated balance sheet at December 31, 2023 has been derived from the audited financial statements as of that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
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
Goodwill assessment: The Company's policy is to test goodwill for impairment annually on December 31 or on an interim basis if an event triggering impairment may have occurred. During the three months ended March 31, 2024, continued market volatility resulted in a decline in the Company's stock price and market capitalization. Management evaluated current conditions and concluded there have been no significant changes in the economic environment or future projections since the annual goodwill impairment test performed as of December 31, 2023 and therefore, believes that there is no impairment as of March 31, 2024. Management will continue to evaluate the economic conditions at future reporting periods for applicable changes.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Earnings per share: Basic earnings per common share is calculated as net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. The unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under participating nonvested restricted stock awards as well as performance stock units (PSUs). The participating nonvested restricted stock awards were not included in dilutive shares as they were anti-dilutive for the three months ended March 31, 2024 and 2023. Proceeds from the assumed exercise of dilutive participating nonvested restricted stock awards and PSUs are assumed to be used to repurchase common stock at the average market price.
The following table presents a reconciliation of net income (loss) available to common shareholders and the number of shares used in the calculation of basic and diluted earnings (loss) per common share:

	Three Months Ended March 31,
	2024	2023
Basic earnings per share:
Net income (loss)	$24,150	$(37,510)
Less:
Undistributed earnings (loss) allocated to participating securities	24	(206)
Dividends paid on participating securities	45	61
Net income (loss) available to common shareholders	$24,081	$(37,365)
Weighted average basic shares outstanding	41,205,080	41,063,527
Basic earnings (loss) per share	$0.58	$(0.91)
Diluted earnings per share:
Net income (loss) available to common shareholders	$24,081	$(37,365)
Total weighted average basic shares outstanding	41,205,080	41,063,527
Add dilutive performance stock units	109,298	93,422
Total weighted average diluted shares outstanding	41,314,378	41,156,949
Diluted earnings (loss) per share	$0.58	$(0.91)
Anti-dilutive participating securities	45,899	58,891

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

	Three Months Ended March 31,
	2024	2023
Cash transactions:
Interest expense paid	$129,417	$72,029
Income taxes paid	$—	$20
Noncash transactions:
Deferred dividend equivalents	$43	$53
Right-of-use assets obtained in exchange for lease liabilities	$2,909	$3,556
Loans purchased, not yet settled	$7,285	$4,987

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Note 3. Securities
Securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at March 31, 2024 and December 31, 2023 are as follows:

	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
March 31, 2024
U.S. treasuries	$212,895	$—	$(14,346)	$198,549
Government agency securities	467,694	—	(75,283)	392,411
Obligations of state and municipal subdivisions	233,756	36	(11,306)	222,486
Corporate bonds	43,000	—	(6,842)	36,158
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	821,295	4	(128,156)	693,143
Other securities	500	—	—	500
	$1,779,140	$40	$(235,933)	$1,543,247

December 31, 2023
U.S. treasuries	$228,231	$—	$(14,009)	$214,222
Government agency securities	467,754	—	(71,648)	396,106
Obligations of state and municipal subdivisions	237,146	122	(9,634)	227,634
Corporate bonds	43,000	—	(7,180)	35,820
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	839,071	8	(119,610)	719,469
Other securities	500	—	—	500
	$1,815,702	$130	$(222,081)	$1,593,751

Securities Held to Maturity
March 31, 2024
Obligations of state and municipal subdivisions	$204,776	$82	$(38,122)	$166,736

December 31, 2023
Obligations of state and municipal subdivisions	$205,232	$264	$(34,499)	$170,997
____________
(1)    Excludes accrued interest receivable of $6,381 and $7,129 on available for sale and $868 and $2,365 on held to maturity securities at March 31, 2024 and December 31, 2023, respectively, that is recorded in other assets on the accompanying consolidated balance sheets.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The amortized cost and estimated fair value of securities at March 31, 2024, by contractual maturity, are shown below. Maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2024
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$86,451	$85,299	$—	$—
Due from one year to five years	329,293	304,189	—	—
Due from five to ten years	396,148	336,614	—	—
Thereafter	145,953	124,002	204,776	166,736
	957,845	850,104	204,776	166,736
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	821,295	693,143	—	—
	$1,779,140	$1,543,247	$204,776	$166,736
Securities with a fair value of approximately $1,048,925 and $950,604 at March 31, 2024 and December 31, 2023, respectively, were pledged primarily to secure deposits.
There were no sales of securities during the three months ended March 31, 2024 and 2023.

The unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2024 and December 31, 2023, are summarized as follows for available for sale securities:

	Less Than 12 Months		Greater Than 12 Months		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Securities Available for Sale
March 31, 2024
U.S. treasuries	$—	$—	$198,549	$(14,346)	$198,549	$(14,346)
Government agency securities	—	—	392,411	(75,283)	392,411	(75,283)
Obligations of state and municipal subdivisions	30,135	(158)	176,063	(11,148)	206,198	(11,306)
Corporate bonds	—	—	33,158	(6,842)	33,158	(6,842)
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	8,684	(330)	684,026	(127,826)	692,710	(128,156)
	$38,819	$(488)	$1,484,207	$(235,445)	$1,523,026	$(235,933)
December 31, 2023
U.S. treasuries	$—	$—	$214,222	$(14,009)	$214,222	$(14,009)
Government agency securities	—	—	396,106	(71,648)	396,106	(71,648)
Obligations of state and municipal subdivisions	40,864	(360)	147,529	(9,274)	188,393	(9,634)
Corporate bonds	—	—	32,820	(7,180)	32,820	(7,180)
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	8,724	(312)	710,301	(119,298)	719,025	(119,610)
	$49,588	$(672)	$1,500,978	$(221,409)	$1,550,566	$(222,081)

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The Company's securities classified as available for sale and held to maturity are evaluated for expected credit losses by applying the appropriate expected credit losses methodology in accordance with ASC Topic 326, Financial Instruments - Credit Losses. At March 31, 2024, management's review of all securities at an unrealized loss position determined that the losses resulted from factors not related to credit quality. This conclusion is based on management's analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors for each security type in our portfolio.
The unrealized losses on available for sale securities are generally due to increases in market interest rates. Furthermore, the Company has the intent to hold the available for sale securities until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their cost basis. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. As such, there is no allowance for credit losses on available for sale securities recognized as of March 31, 2024.
The Company's held to maturity securities include taxable and tax-exempt municipal securities issued primarily by school districts but also may include utility districts or other municipalities. With regard to securities issued by state and municipal subdivisions, management considers issuer bond ratings, historical loss rates for given bond ratings, whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, internal forecasts and whether or not such securities are guaranteed. Substantially all of the Company's held to maturity securities are guaranteed by the Texas Permanent School Fund (PSF), which is a sovereign wealth fund that serves to provide revenues for funding of public primary and secondary education in the State of Texas. At March 31, 2024, all of the Company's held to maturity securities were rated AAA/Aaa by Moody's and/or Standard & Poor's bond rating services. Furthermore, as of March 31, 2024, there were no past due principal or interest payments associated with these securities. As such, no allowance for credit losses has been recorded on held to maturity securities as of March 31, 2024.

Note 4. Loans, Net and Allowance for Credit Losses on Loans
Loans, net, at March 31, 2024 and December 31, 2023, consisted of the following:

	March 31,	December 31,
	2024	2023
Commercial	$2,194,304	$2,266,851
Mortgage warehouse purchase loans	554,616	549,689
Real estate:
Commercial	8,356,403	8,289,124
Commercial construction, land and land development	1,169,555	1,231,484
Residential	1,690,004	1,669,786
Single-family interim construction	460,568	517,928
Agricultural	112,070	109,451
Consumer	76,373	76,229
Total loans (1)	14,613,893	14,710,542
Allowance for credit losses	(148,437)	(151,861)
Total loans, net (1)	$14,465,456	$14,558,681
____________
(1)    Excludes accrued interest receivable of $55,293 and $54,563 at March 31, 2024 and December 31, 2023, respectively, that is recorded in other assets on the accompanying consolidated balance sheets.
Loans with carrying amounts of $8,221,272 and $8,109,607 at March 31, 2024 and December 31, 2023, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity and Federal Reserve Bank discount window borrowing capacity.

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
The commercial loan portfolio includes loans made to customers in the energy industry, which is a complex, technical and cyclical industry. Experienced bankers with specialized energy lending experience originate our energy loans. Companies in this industry produce, extract, develop, exploit and explore for oil and natural gas. Loans are primarily collateralized with proven producing oil and gas reserves based on a technical evaluation of these reserves. At March 31, 2024 and December 31, 2023, there were approximately $641,328 and $621,883, of energy related loans outstanding, respectively.
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
Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location as well as granularity with moderate average loan sizes. Management monitors the diversification of the portfolio on a quarterly basis by type and geographic location. Management also tracks the level of owner occupied property versus non-owner occupied property. At March 31, 2024, the portfolio consisted of approximately 21% of owner occupied property.
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
Most of the Company’s lending activity occurs within the state of Texas, primarily in the north, central and southeast Texas regions and the state of Colorado, specifically along the Front Range area. As of March 31, 2024, loans in the North Texas region represented about 35% of the total portfolio, followed by the Colorado Front Range region at about 27%, the Houston region at 25% and the Central Texas region at 13%. A large percentage of the Company’s portfolio consists of commercial and residential real estate loans. As of March 31, 2024 and December 31, 2023, there were no concentrations of loans related to a single industry in excess of 10% of total loans.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The following is a summary of the activity in the allowance for credit losses on loans by class for the three months ended March 31, 2024 and 2023:

	Commercial	Commercial Real Estate	Commercial Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Total
Three months ended March 31, 2024
Balance at beginning of period	$34,793	$60,096	$31,494	$6,917	$17,437	$745	$379	$151,861
Provision for credit losses	504	5,690	(6,572)	345	(3,308)	(121)	78	(3,384)
Charge-offs	(39)	—	—	—	—	—	(29)	(68)
Recoveries	28	—	—	—	—	—	—	28
Balance at end of period	$35,286	$65,786	$24,922	$7,262	$14,129	$624	$428	$148,437

Three months ended March 31, 2023
Balance at beginning of period	$54,037	$61,078	$17,696	$3,450	$11,817	$207	$502	$148,787
Provision for credit losses	(895)	(1,969)	831	1,330	(5)	24	(37)	(721)
Charge-offs	(48)	—	(1,196)	—	—	—	—	(1,244)
Recoveries	28	—	—	—	—	—	—	28
Balance at end of period	$53,122	$59,109	$17,331	$4,780	$11,812	$231	$465	$146,850
The Company will charge-off that portion of any loan which management considers a loss. Commercial and real estate loans are generally considered for charge-off when exposure beyond collateral coverage is apparent and when no further collection of the loss portion is anticipated based on the borrower’s financial condition.
The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific credit loss allocations, by loan class as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
Commercial	$27,523	$12,971	$21,534	$11,662
Commercial real estate	26,922	3,425	25,672	3,567
Commercial construction, land and land development	—	—	—	—
Residential real estate	844	—	—	—
Single-family interim construction	—	—	—	—
Agricultural	75	19	75	19
Consumer	—	—	—	—
	$55,364	$16,415	$47,281	$15,248

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Nonperforming loans by loan class at March 31, 2024 and December 31, 2023 are summarized as follows:

	Commercial	Commercial Real Estate	Commercial Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Total
March 31, 2024
Nonaccrual loans (1)	$24,522	$27,780	$9	$3,164	$—	$75	$1	$55,551
Loans past due 90 days and still accruing	17	—	—	687	—	—	3	707
Total nonperforming loans	$24,539	$27,780	$9	$3,851	$—	$75	$4	$56,258
December 31, 2023
Nonaccrual loans (1)	$21,541	$26,564	$10	$2,111	$—	$75	$5	$50,306
Loans past due 90 days and still accruing	—	14	—	1,480	—	—	—	1,494
Total nonperforming loans	$21,541	$26,578	$10	$3,591	$—	$75	$5	$51,800
____________
(1)    There are $1,379 and $14 in loans on nonaccrual without an allowance for credit loss as of March 31, 2024 and December 31, 2023, respectively. Additionally, no interest income was recognized on nonaccrual loans. No significant amounts of accrued interest was reversed during the three months ended March 31, 2024 and 2023.
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
Occasionally, the Company modifies loans to borrowers in financial distress by providing certain concessions, such as principal forgiveness, term extension, an other-than-insignificant payment delay, an interest rate reduction, or a combination of such concessions. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. During the three months ended March 31, 2024, the Company did not provide any modifications under these circumstances to borrowers experiencing financial difficulty.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents information regarding the aging of past due loans by loan class as of March 31, 2024 and as of December 31, 2023:

	Loans 30-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Loans
March 31, 2024
Commercial	$1,979	$7,771	$9,750	$2,184,554	$2,194,304
Mortgage warehouse purchase loans	—	—	—	554,616	554,616
Commercial real estate	9,556	13,883	23,439	8,332,964	8,356,403
Commercial construction, land and land development	2,851	—	2,851	1,166,704	1,169,555
Residential real estate	10,889	2,607	13,496	1,676,508	1,690,004
Single-family interim construction	3,845	—	3,845	456,723	460,568
Agricultural	36	75	111	111,959	112,070
Consumer	133	3	136	76,237	76,373
	$29,289	$24,339	$53,628	$14,560,265	$14,613,893
December 31, 2023
Commercial	$1,898	$4,883	$6,781	$2,260,070	$2,266,851
Mortgage warehouse purchase loans	—	—	—	549,689	549,689
Commercial real estate	5,388	12,432	17,820	8,271,304	8,289,124
Commercial construction, land and land development	2,457	—	2,457	1,229,027	1,231,484
Residential real estate	7,477	2,282	9,759	1,660,027	1,669,786
Single-family interim construction	828	—	828	517,100	517,928
Agricultural	—	75	75	109,376	109,451
Consumer	267	4	271	75,958	76,229
	$18,315	$19,676	$37,991	$14,672,551	$14,710,542
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Management considers the guidance in ASC 310-20 when determining whether a modification, extension or renewal of a loan constitutes a current period origination. Generally, current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. The following summarizes the amortized cost basis of loans by year of origination/renewal and credit quality indicator by class of loan as of March 31, 2024 and December 31, 2023:

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination or Renewal						Revolving Loans
March 31, 2024	2024	2023	2022	2021	2020	Prior			Total
Commercial
Pass	$14,474	$217,557	$210,703	$252,944	$70,046	$235,202	$1,032,847	$485	$2,034,258
Pass/Watch	—	142	635	13,965	115	21,284	46,073	—	82,214
Special Mention	—	1,316	547	16,535	80	160	9,248	—	27,886
Substandard	12,939	6,416	7,270	10,620	254	3,671	8,776	—	49,946
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial	$27,413	$225,431	$219,155	$294,064	$70,495	$260,317	$1,096,944	$485	$2,194,304
Current period gross write-offs	$—	$—	$—	$—	$—	$39	$—	$—	$39

Mortgage warehouse purchase loans
Pass	$554,616	$—	$—	$—	$—	$—	$—	$—	$554,616
Pass/Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total mortgage warehouse purchase loans	$554,616	$—	$—	$—	$—	$—	$—	$—	$554,616
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$205,216	$1,007,577	$2,557,231	$1,918,306	$893,396	$1,238,282	$53,171	$2,492	$7,875,671
Pass/Watch	511	19,302	97,355	49,112	26,294	77,822	20	—	270,416
Special Mention	6,666	35,466	45,532	28,617	28,987	16,784	—	—	162,052
Substandard	—	283	17,888	20,482	4,342	5,269	—	—	48,264
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$212,393	$1,062,628	$2,718,006	$2,016,517	$953,019	$1,338,157	$53,191	$2,492	$8,356,403
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination or Renewal						Revolving Loans
March 31, 2024	2024	2023	2022	2021	2020	Prior			Total
Commercial construction, land and land development
Pass	$77,275	$399,327	$390,805	$179,545	$31,539	$18,774	$20,171	$—	$1,117,436
Pass/Watch	—	14,885	8,445	29	—	55	—	—	23,414
Special Mention	1,463	24,178	539	—	2,430	—	—	—	28,610
Substandard	61	—	25	—	—	9	—	—	95
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction, land and land development	$78,799	$438,390	$399,814	$179,574	$33,969	$18,838	$20,171	$—	$1,169,555
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate
Pass	$25,294	$191,468	$534,836	$352,054	$211,419	$279,741	$77,131	$—	$1,671,943
Pass/Watch	—	—	357	786	2,952	2,976	85	—	7,156
Special Mention	—	949	—	1,575	47	2,389	—	—	4,960
Substandard	—	388	653	13	492	4,251	148	—	5,945
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total residential real estate	$25,294	$192,805	$535,846	$354,428	$214,910	$289,357	$77,364	$—	$1,690,004
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Single-family interim construction
Pass	$58,163	$254,263	$70,000	$11,399	$—	$—	$62,218	$—	$456,043
Pass/Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	1,113	2,432	—	—	—	—	—	3,545
Substandard	—	979	—	—	—	—	1	—	980
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total single-family interim construction	$58,163	$256,355	$72,432	$11,399	$—	$—	$62,219	$—	$460,568
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Agricultural
Pass	$1,892	$16,100	$34,833	$22,142	$9,576	$12,836	$12,995	$19	$110,393
Pass/Watch	—	—	1,658	—	—	—	—	—	1,658
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	19	—	—	19
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total agricultural	$1,892	$16,100	$36,491	$22,142	$9,576	$12,855	$12,995	$19	$112,070
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination or Renewal						Revolving Loans
March 31, 2024	2024	2023	2022	2021	2020	Prior			Total
Consumer
Pass	$2,991	$5,276	$2,020	$643	$7,633	$1,525	$54,353	$15	$74,456
Pass/Watch	—	—	—	1,916	—	—	—	—	1,916
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	1	—	—	—	—	1
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total consumer	$2,991	$5,276	$2,020	$2,560	$7,633	$1,525	$54,353	$15	$76,373
Current period gross write-offs	$—	$25	$—	$—	$—	$4	$—	$—	$29

Total loans
Pass	$939,921	$2,091,568	$3,800,428	$2,737,033	$1,223,609	$1,786,360	$1,312,886	$3,011	$13,894,816
Pass/Watch	511	34,329	108,450	65,808	29,361	102,137	46,178	—	386,774
Special Mention	8,129	63,022	49,050	46,727	31,544	19,333	9,248	—	227,053
Substandard	13,000	8,066	25,836	31,116	5,088	13,219	8,925	—	105,250
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total loans	$961,561	$2,196,985	$3,983,764	$2,880,684	$1,289,602	$1,921,049	$1,377,237	$3,011	$14,613,893
Current period gross write-offs	$—	$25	$—	$—	$—	$43	$—	$—	$68

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination or Renewal						Revolving Loans
December 31, 2023	2023	2022	2021	2020	2019	Prior			Total
Commercial
Pass	$223,287	$211,182	$281,878	$78,695	$99,516	$161,184	$1,099,241	$347	$2,155,330
Pass/Watch	168	9,672	8,976	121	2,064	9,396	5,655	—	36,052
Special Mention	185	—	13,517	85	—	820	9,052	1,214	24,873
Substandard	6,949	7,428	20,509	291	2,453	1,944	7,636	3,386	50,596
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial	$230,589	$228,282	$324,880	$79,192	$104,033	$173,344	$1,121,584	$4,947	$2,266,851
Current period gross write-offs	$285	$—	$301	$5	$73	$254	$—	$—	$918

Mortgage warehouse purchase loans
Pass	$549,689	$—	$—	$—	$—	$—	$—	$—	$549,689
Pass/Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total mortgage warehouse purchase loans	$549,689	$—	$—	$—	$—	$—	$—	$—	$549,689
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

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

Note 5. Federal Home Loan Bank Advances and Other Borrowings
At March 31, 2024, the Company had no advances from the FHLB of Dallas under note payable arrangements. The balances outstanding on these advances were $350,000 at December 31, 2023.
Other borrowings totaled $496,975 and $271,821 at March 31, 2024 and December 31, 2023, respectively.
During first quarter 2024, the Company repaid the outstanding FHLB advances and borrowed two short-term advances from the Federal Reserve's Bank Term Funding Program (BTFP) that mature in January and February 2025. The weighted average interest rate of the advances was 5.04% at March 31, 2024. The balance outstanding on BTFP advances included in other borrowings was $225,000 at March 31, 2024.

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
At March 31, 2024 and December 31, 2023, the approximate amounts of these financial instruments were as follows:

	March 31,	December 31,
	2024	2023
Commitments to extend credit	$3,173,761	$3,107,827
Standby letters of credit	28,942	31,627
	$3,202,703	$3,139,454
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The allowance for credit losses on off-balance sheet commitments was as follows:

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$3,897	$3,944
Provision for off-balance sheet credit exposure	184	811
Balance at end of period	$4,081	$4,755
Litigation
The Bank is a party to a legal proceeding inherited in connection with its acquisition of BOH Holdings, Inc. and its subsidiary, Bank of Houston (BOH). On February 27, 2023, the Bank entered into a settlement in principle with the plaintiffs and executed a settlement agreement on March 7, 2023. The settlement and bar orders were approved by the Court on August 8, 2023. Once the litigation is dismissed, the Bank, as described in the settlement agreement, will make a one-time cash payment of $100,000 to the court appointed receiver to settle the case and to resolve all current and potential future claims. Such settlement was recognized in 2023 as litigation settlement expense included in noninterest expense on the accompanying income statement along with $2,500 in related legal and other fees.
In addition, the Company is involved in other legal actions arising from normal business activities. Management believes that the outcome of such proceedings will not materially affect the financial position, results of operations or cash flows of the Company.

Note 7. Income Taxes
Income tax expense (benefit) for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
	2024	2023
Income tax expense (benefit) for the period	$6,478	$(11,284)
Effective tax rate	21.2%	23.1%
The effective tax rates for 2024 and 2023 differ from the statutory federal tax rate of 21% largely due to tax exempt interest income earned on certain investment securities and loans, the nontaxable earnings on bank owned life insurance, nondeductible compensation, and state income tax. In addition, the effective rate for the three months ended March 31, 2023 is higher due to the Company being in a net loss position related to the litigation settlement.

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Assets and Liabilities Measured on a Recurring Basis
The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of March 31, 2024 and December 31, 2023 by level within the ASC Topic 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2024
Assets:
Investment securities available for sale:
U.S. treasuries	$198,549	$—	$198,549	$—
Government agency securities	392,411	—	392,411	—
Obligations of state and municipal subdivisions	222,486	—	222,486	—
Corporate bonds	36,158	—	36,158	—
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	693,143	—	693,143	—
Other securities	500	—	500	—
Loans held for sale, fair value option elected (1)	12,372	—	12,372	—
Derivative financial instruments:
Interest rate lock commitments	570	—	570	—
Forward mortgage-backed securities trades	7	—	7	—
Commercial loan interest rate swaps:
Loan customer counterparty	44	—	44	—
Financial institution counterparty	10,506	—	10,506	—
Liabilities:
Derivative financial instruments:
Interest rate swaps - cash flow hedge	9,095	—	9,095	—
Interest rate lock commitments	1	—	1	—
Forward mortgage-backed securities trades	36	—	36	—
Commercial loan interest rate swaps:
Loan customer counterparty	10,439	—	10,439	—
Financial institution counterparty	58	—	58	—

December 31, 2023
Assets:
Investment securities available for sale:
U.S. treasuries	$214,222	$—	$214,222	$—
Government agency securities	396,106	—	396,106	—
Obligations of state and municipal subdivisions	227,634	—	227,634	—
Corporate bonds	35,820	—	35,820	—
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	719,469	—	719,469	—
Other securities	500	—	500	—
Loans held for sale, fair value option elected (1)	12,016	—	12,016	—
Derivative financial instruments:
Interest rate lock commitments	507	—	507	—
Forward mortgage-backed securities trades	4	—	4	—
Commercial loan interest rate swaps:
Loan customer counterparty	227	—	227	—
Financial institution counterparty	9,472	—	9,472	—
Liabilities:
Derivative financial instruments:
Interest rate swaps - cash flow hedge	8,256	—	8,256	—
Forward mortgage-backed securities trades	43	—	43	—
Commercial loan interest rate swaps:
Loan customer counterparty	9,403	—	9,403	—
Financial institution counterparty	261	—	261	—
__________
(1)    At March 31, 2024 and December 31, 2023, loans held for sale for which the fair value option was elected had an aggregate outstanding principal balance of $12,205 and $11,747, respectively. There were no mortgage loans held for sale under the fair value option that were 90 days or greater past due or on nonaccrual at March 31, 2024.

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Assets and Liabilities Measured on a Nonrecurring Basis
In accordance with ASC Topic 820, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at March 31, 2024 and December 31, 2023, for which a nonrecurring change in fair value has been recorded:

		Fair Value Measurements at Reporting Date Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Period Ended Total (Gains) Losses
March 31, 2024
Assets:
Individually evaluated loans	$4,482	$—	$—	$4,482	$1,429

December 31, 2023
Assets:
Individually evaluated loans	$5,822	$—	$—	$5,822	$3,525
Other real estate owned	9,490	—	—	9,490	6,052
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
In addition, mortgage loans held for sale not recorded under the fair value option are required to be measured at the lower of cost or fair value. The fair value of these loans is based upon binding quotes or bids from third party investors. As of March 31, 2024 and December 31, 2023, all mortgage loans held for sale not recorded under the fair value option were recorded at cost.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Fair Value of Financial Instruments not Recorded at Fair Value
The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instruments that are reported at amortized cost on the Company's consolidated balance sheets were as follows at March 31, 2024 and December 31, 2023:

			Fair Value Measurements at Reporting Date Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2024
Financial assets:
Cash and cash equivalents	$729,998	$729,998	$729,998	$—	$—
Certificates of deposit held in other banks	248	242	—	242	—
Investment securities held to maturity	204,776	166,736	—	166,736	—
Loans held for sale, at cost	8,927	9,047	—	9,047	—
Loans, net	14,465,456	14,438,025	—	—	14,438,025
FHLB of Dallas stock and other restricted stock	11,493	11,493	—	11,493	—
Accrued interest receivable	63,438	63,438	—	63,438	—
Financial liabilities:
Deposits	15,671,715	15,636,153	—	15,636,153	—
Accrued interest payable	46,410	46,410	—	46,410	—
Other borrowings	496,975	485,475	—	485,475	—
Junior subordinated debentures	54,667	66,611	—	66,611	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2023
Financial assets:
Cash and cash equivalents	$721,989	$721,989	$721,989	$—	$—
Certificates of deposit held in other banks	248	243	—	243	—
Investment securities held to maturity	205,232	170,997	—	170,997	—
Loans held for sale, at cost	4,404	4,506	—	4,506	—
Loans, net	14,558,681	14,547,963	—	—	14,547,963
FHLB of Dallas stock and other restricted stock	34,915	34,915	—	34,915	—
Accrued interest receivable	64,237	64,237	—	64,237	—
Financial liabilities:
Deposits	15,723,035	15,697,806	—	15,697,806	—
Accrued interest payable	43,653	43,653	—	43,653	—
FHLB advances	350,000	350,022	—	350,022	—
Other borrowings	271,821	257,975	—	257,975	—
Junior subordinated debentures	54,617	68,735	—	68,735	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

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
The Company's objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company has two interest rate swap derivatives with an aggregated notional amount of $100,000 that were designated as cash flow hedges. The derivatives are intended to hedge the variable cash flows associated with certain existing variable-interest rate loans and were determined to be effective during the three months ended March 31, 2024.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest income in the same period that the hedged transaction affects earnings. Amounts of losses recognized in accumulated other comprehensive income related to derivatives was $1,553, net of tax, and the amounts of losses that were reclassified to interest income as interest payments were made on the Company’s variable-rate loans was $886, net of tax, during and for the three months ended March 31, 2024. Amounts of gains recognized in accumulated other comprehensive income related to derivatives was $743, net of tax, and the amounts of losses that were reclassified to interest income as interest payments were received on the Company’s variable-rate loans was $706, net of tax, during and for the three months ended March 31, 2023. During the next twelve months, the Company estimates that $3,934 will be reclassified as a decrease to interest income.
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
The following table provides the outstanding notional balances and fair values of outstanding derivative positions at March 31, 2024 and December 31, 2023:

	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
March 31, 2024
Derivatives designated as hedging instruments:
Interest rate swaps - cash flow hedge	$100,000	$—	$9,095
Derivatives not designated as hedging instruments:
Interest rate lock commitments	23,327	570	1
Forward mortgage-backed securities trades	17,000	7	36
Commercial loan interest rate swaps:
Loan customer counterparty	199,102	44	10,439
Financial institution counterparty	199,102	10,506	58

December 31, 2023
Derivatives designated as hedging instruments:
Interest rate swaps - cash flow hedge	$100,000	$—	$8,256
Derivatives not designated as hedging instruments:
Interest rate lock commitments	18,789	507	—
Forward mortgage-backed securities trades	15,000	4	43
Commercial loan interest rate swaps:
Loan customer counterparty	201,063	227	9,403
Financial institution counterparty	201,063	9,472	261
The credit exposure related to interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $10,550 and $9,699 at March 31, 2024 and December 31, 2023, respectively. In some cases, collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. At March 31, 2024 and December 31, 2023, cash of $10,515 and $10,242, respectively, and securities of $433 and $444, respectively, were pledged as collateral for these derivatives, respectively, and counterparties had deposited $2,400 of cash with the Company as of March 31, 2024.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The Company has entered into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which the Company is either a participant or a lead bank. Risk participation agreements entered into as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. The Company is party to one risk participation agreement as a participant bank having a notional amount of $1,481 at both March 31, 2024 and December 31, 2023. Risk participation agreements entered into as the lead bank provide credit protection to the Company should the borrower fail to perform on its interest rate derivative contract. The Company is party to one risk participation agreement as the lead bank having a notional amount of $8,734 and $8,805 at March 31, 2024 and December 31, 2023, respectively.
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
A summary of derivative activity and the related impact on the consolidated statements of income (loss) for the three months ended March 31, 2024 and 2023 is as follows:

	Income Statement Location	Three Months Ended March 31,
		2024	2023
Derivatives designated as hedging instruments
Interest rate swaps - cash flow hedges	Interest and fees on loans	$(1,127)	$(899)
Derivatives not designated as hedging instruments
Interest rate lock commitments	Mortgage banking revenue	62	182
Forward mortgage-backed securities trades	Mortgage banking revenue	10	(204)

Note 10. Stock Awards
The Company grants common stock awards to certain employees of the Company. In May 2022, the shareholders of the Company approved the 2022 Equity Incentive Plan (2022 Plan). Under this plan, the Compensation Committee may grant awards to certain employees and directors of the Company in the form of restricted stock, restricted stock units, stock appreciation rights, qualified and nonqualified stock options, performance share awards and other equity-based awards. Effective with the adoption of the 2022 Plan, no further awards will be granted under the prior 2013 Equity Incentive Plan (2013 Plan). Awards outstanding under the 2013 Plan will remain in effect under the prior plan according to their respective terms and any terminated 2013 Plan awards will be available for awards under the 2022 Plan in accordance with the 2022 Plan's provisions. The 2022 Plan has 1,500,000 reserved shares of common stock to be awarded by the Company’s Compensation Committee. As of March 31, 2024, there were 1,272,010 shares remaining available for grant for future awards.
Shares issued under these plans are restricted stock awards and performance stock. Restricted stock awarded generally vest evenly over the required employment period and range from one to four years. Performance stock units awarded have a three to four year cliff vesting period. Restricted stock awards granted are issued at the date of grant and receive dividends. Performance stock units are eligible to receive dividend equivalents as such dividends are declared on the Company's common stock during the performance period. Equivalent dividend payments are based upon the number of shares issued under each performance award and are deferred until such time that the units vest and the shares are issued.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Restricted Stock Awards
The following table summarizes the activity in nonvested restricted stock awards for the three months ended March 31, 2024 and 2023:

Restricted Stock Awards	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2023	285,340	$58.99
Granted during the period	122,252	44.69
Vested during the period	(81,772)	64.33
Forfeited during the period	(2,072)	50.24
Nonvested shares, March 31, 2024	323,748	$52.30

Nonvested shares, December 31, 2022	309,015	$60.12
Granted during the period	119,767	60.21
Vested during the period	(92,830)	64.55
Forfeited during the period	(1,763)	63.23
Nonvested shares, March 31, 2023	334,189	$58.91
Compensation expense related to these awards is recorded based on the fair value of the award at the date of grant and totaled $2,118 and $1,959 for the three months ended March 31, 2024 and 2023, respectively. Compensation expense is recorded in salaries and employee benefits in the accompanying consolidated statements of income (loss). At March 31, 2024, future compensation expense is estimated to be $14,107 and will be recognized over a remaining weighted average period of 2.18 years.
The fair value of common stock awards that vested during the three months ended March 31, 2024 and 2023 was $3,786 and $5,605, respectively. The Company has recorded $313 and $85 in excess tax expense on vested restricted stock to income tax expense for the three months ended March 31, 2024 and 2023, respectively.
There were no modifications of stock agreements during the three months ended March 31, 2024 and 2023 that resulted in significant additional incremental compensation costs.
At March 31, 2024, the future vesting schedule of the nonvested restricted stock awards is as follows:

Number of Shares
First year	169,390
Second year	98,760
Third year	54,723
Fourth year	875
Total nonvested shares	323,748
Performance Stock Units
Performance stock units represent shares potentially issuable in the future. For awards granted prior to 2024, the number of shares issued is based upon the measure of the Company's achievement of its relative adjusted return on average tangible common equity, as defined by the Company, over the award's performance period as compared to an identified peer group's achievement over the same performance period. For awards granted in 2024, the number of shares issued is based upon two equally weighted measures 1) the Company's cumulative adjusted diluted earnings per share over the performance period, as defined by the Company, and 2) its relative total shareholder return over the award's performance period as compared to an identified peer group. The number of shares issuable under each performance award is the product of the award target and the award payout percentage for the given level of achievement which ranges from 0% to 150% of the target.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The following table summarizes the activity in nonvested performance stock units at target award level for the three months ended March 31, 2024 and 2023:

Performance-Based Restricted Stock Units	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2023	178,178	$51.55
Granted during the period	37,738	44.69
Forfeited during the period	(20,198)	62.58
Nonvested shares, March 31, 2024	195,718	$49.09

Nonvested shares, December 31, 2022	140,240	$49.20
Granted during the period	37,938	60.21
Nonvested shares, March 31, 2023	178,178	$51.55
Compensation expense related to performance stock units is estimated each period based on the fair value of the target stock unit at the grant date and the most probable level of achievement of the performance condition, adjusted for the passage of time within the vesting periods of the awards. Compensation expense related to these awards was $488 and $486 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the unrecognized compensation expense is estimated to be $3,871. The remaining performance period over which the expense will be recognized is 2.20 years.

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
In connection with the adoption of ASC 326, the Company elected to adopt the permissible three year transition option to phase in the day one effects to capital. The deferral has been applied to capital ratios presented below through December 31, 2023.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Common Equity Tier 1 (CET1) and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2024 and December 31, 2023, the Company and the Bank meet all capital adequacy requirements to which they are subject, including the capital buffer requirement.
As of March 31, 2024 and December 31, 2023, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk based, CET1, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Bank’s category.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The following table presents actual and required capital ratios under Basel III Capital Rules for the Company and Bank as of March 31, 2024 and December 31, 2023. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended, to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required Plus Capital Conservation Buffer		Required To Be Considered Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2024
Total capital to risk weighted assets:
Consolidated	$1,898,365	11.68%	$1,707,015	10.50%	$1,625,728	10.00%
Bank	2,030,741	12.49	1,706,577	10.50	1,625,312	10.00
Tier 1 capital to risk weighted assets:
Consolidated	1,616,444	9.94	1,381,869	8.50	975,437	6.00
Bank	1,878,820	11.56	1,381,515	8.50	1,300,249	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	1,560,844	9.60	1,138,010	7.00	N/A	N/A
Bank	1,878,820	11.56	1,137,718	7.00	1,056,452	6.50
Tier 1 capital to average assets:
Consolidated	1,616,444	8.91	725,554	4.00	N/A	N/A
Bank	1,878,820	10.36	725,364	4.00	906,704	5.00

December 31, 2023
Total capital to risk weighted assets:
Consolidated	$1,885,776	11.57%	$1,711,650	10.50%	$1,630,143	10.00%
Bank	2,020,376	12.40	1,711,142	10.50	1,629,659	10.00
Tier 1 capital to risk weighted assets:
Consolidated	1,617,985	9.93	1,385,621	8.50	978,086	6.00
Bank	1,882,585	11.55	1,385,210	8.50	1,303,727	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	1,562,385	9.58	1,141,100	7.00	N/A	N/A
Bank	1,882,585	11.55	1,140,761	7.00	1,059,278	6.50
Tier 1 capital to average assets:
Consolidated	1,617,985	8.94	723,633	4.00	N/A	N/A
Bank	1,882,585	10.41	723,438	4.00	904,298	5.00
_____________
(1)    “Well-capitalized” Common Equity Tier 1 to Risk-Weighted Assets and Tier 1 to Average Assets are not formally defined under applicable banking regulations for bank holding companies. However, the Federal Reserve Board and the FDIC may require the Company to maintain a Tier 1 to Average Assets Ratio above the required minimum.
Stock repurchase program: From time to time, the Company's Board of Directors has authorized stock repurchase programs which allow the Company to purchase its common stock generally over a one-year period at various prices in the open market or in privately negotiated transactions. The Company is currently not under a stock repurchase program for 2024. There were no shares repurchased under the prior 2023 Plan during the three months ended March 31, 2023.
Company stock repurchased to settle employee tax withholding related to vesting of stock awards totaled 24,354 shares at a total cost of $1,129 for the three months ended March 31, 2024 and 26,777 shares at a total cost of $1,617 for the three months ended March 31, 2023 and were not included under the repurchase program.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Note 12. Subsequent Events
Declaration of Dividends
On April 18, 2024, the Company declared a quarterly cash dividend in the amount of $0.38 per share of common stock to the stockholders of record on May 2, 2024. The dividend will be paid on May 16, 2024.

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
•the liquidity of, and changes in the amounts and sources of liquidity available to us, including before and after the acquisition of any financial institutions that we acquire;
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

•other economic, competitive, governmental, regulatory, technological and geopolitical factors affecting the Company’s operations, pricing and services; and
•the other factors that are described or referenced in Part I, Item 1A, of the Company’s Annual Report on Form 10-K filed with the SEC on February 20, 2024, under the caption “Risk Factors.”
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

Overview
This Management’s Discussion and Analysis (MD&A) of Financial Condition and Results of Operations analyzes the major elements of the Company’s financial condition and results of operation as reflected in the interim consolidated financial statements and accompanying notes appearing in this Quarterly Report on Form 10-Q. This section should be read in conjunction with the Company’s interim consolidated financial statements and accompanying notes included elsewhere in this report and with the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2023.
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
As of March 31, 2024, the Company operated 92 full service banking locations in north, central and southeast Texas regions, and along the Colorado Front Range region, with 61 Texas locations and 31 Colorado locations.
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

Discussion and Analysis of Results of Operations for the Three Months Ended March 31, 2024 and 2023
The following discussion and analysis of the Company's results of operations compares the operations for the three months ended March 31, 2024 with the three months ended March 31, 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations that may be expected for all of the year ending December 31, 2024.
Results of Operations
For the three months ended March 31, 2024, the Company had a net income of $24.2 million ($0.58 per common share on a diluted basis) compared with net loss of $37.5 million ($(0.91) per common share on a diluted basis) for the three months ended March 31, 2023. The Company posted annualized returns on average equity of 4.05% and (6.39)%, returns on average assets of 0.51% and (0.83)% and efficiency ratios of 73.68% and 132.41% for the three months ended March 31, 2024 and 2023, respectively. The efficiency ratio is calculated by dividing total noninterest expense (which excludes the provision for credit losses and the amortization of other intangible assets) by net interest income plus noninterest income.
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
Net interest income was $103.0 million for the three months ended March 31, 2024, a decrease of $24.9 million, or 19.5%, from $127.9 million for the three months ended March 31, 2023. The decrease in net interest income was primarily driven by the increased funding costs on our deposit products including an increase of $25.4 million in interest expense paid on increased average brokered deposits of $1.8 billion, as well as FHLB advances and other borrowings due to Fed rate increases over the last year offset to a lesser extent by increased earnings on interest-earning assets, primarily loans and interest-bearing cash accounts. Average interest-earning assets increased $734.2 million or 4.5%, to $17.1 billion for the three months ended March 31, 2024 compared to $16.4 billion for the three months ended March 31, 2023. The increase is primarily due to higher average loan balances, which increased approximately $681.9 million, due to organic growth primarily occurring during the second half of 2023 and increases in interest-bearing cash balances of approximately $151.7 million, offset by decreases in average securities of $99.4 million. The yield on average interest-earning assets increased 55 basis points from 4.98% for the three months ended March 31, 2023 to 5.53% for the three months ended March 31, 2024. The increase in asset yield from the prior year is primarily a result of increases in the Fed Funds rate for the year over year period. The average cost of interest-bearing liabilities increased 148 basis points to 4.11% for the three months ended March 31, 2024 compared to 2.63% for the three months ended March 31, 2023. The increase is reflective of higher funding costs, primarily on deposit products, including the increase in brokered deposits interest expense as mentioned above, as well as FHLB advances and other short-term borrowings as a result of Fed Funds rate increases. Also contributing was the shift from non-interest bearing deposits into interest-bearing products during the year over year period. The aforementioned changes resulted in an 75 basis point decrease in the net interest margin for the three months ended March 31, 2024 at 2.42% compared to 3.17% for the three months ended March 31, 2023. The decrease was primarily due to increased funding costs on deposits, FHLB advances and other short-term borrowings resulting from continued Fed rate increases over the year, offset to a lesser extent, by higher earnings on loans due both to rate increases and organic loan growth for the year over year period as well as higher earnings on interest-bearing cash balances due to rate increases.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three months ended March 31, 2024 and 2023. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances.

	Three Months Ended March 31,
	2024			2023
(dollars in thousands)	Average Outstanding Balance	Interest	Yield/ Rate (4)	Average Outstanding Balance	Interest	Yield/ Rate (4)
Interest-earning assets:
Loans (1)	$14,613,613	$215,511	5.93%	$13,931,726	$184,294	5.36%
Taxable securities	1,390,812	7,645	2.21	1,464,977	7,858	2.18
Nontaxable securities	398,313	2,518	2.54	423,557	2,603	2.49
Interest-bearing deposits and other	702,665	9,531	5.46	550,963	6,421	4.73
Total interest-earning assets	17,105,403	235,205	5.53	16,371,223	201,176	4.98
Noninterest-earning assets	1,832,605			1,857,298
Total assets	$18,938,008			$18,228,521
Interest-bearing liabilities:
Checking accounts	$5,547,926	$49,899	3.62%	$6,273,149	$38,893	2.51%
Savings accounts	533,485	164	0.12	728,851	90	0.05
Money market accounts	1,869,226	19,453	4.19	1,777,249	12,434	2.84
Certificates of deposit	4,291,077	52,994	4.97	1,611,259	10,844	2.73
Total deposits	12,241,714	122,510	4.03	10,390,508	62,261	2.43
FHLB advances	208,791	2,855	5.50	576,944	5,824	4.09
Other borrowings - short-term	186,098	2,512	5.43	4,456	53	4.82
Other borrowings - long-term	238,172	3,070	5.18	266,519	4,026	6.13
Junior subordinated debentures	54,650	1,227	9.03	54,451	1,090	8.12
Total interest-bearing liabilities	12,929,425	132,174	4.11	11,292,878	73,254	2.63
Noninterest-bearing demand accounts	3,368,089			4,404,814
Noninterest-bearing liabilities	241,921			150,408
Stockholders’ equity	2,398,573			2,380,421
Total liabilities and equity	$18,938,008			$18,228,521
Net interest income		$103,031			$127,922
Interest rate spread			1.42%			2.35%
Net interest margin (2)			2.42			3.17
Net interest income and margin (tax equivalent basis) (3)		$104,107	2.45		$128,962	3.19
Average interest-earning assets to interest-bearing liabilities			132.30			144.97

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

Provision for Credit Losses
The measurement of expected credit losses under the Current Expected Credit Losses (CECL) methodology is applicable to financial assets measured at amortized cost. Provision for credit losses is determined by management as the amount to be added (subtracted) to the allowance for credit loss accounts for various types of financial instruments including loans, held to maturity debt securities and off-balance sheet credit exposure, after net charge-offs have been deducted, to bring the allowance to a level deemed appropriate by management to absorb expected credit losses over the lives of the respective financial instruments. Management actively monitors the Company’s asset quality and provides appropriate provisions based on such factors as historical loss experience, current conditions and reasonable and supportable forecasts.
Financial instruments are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the provision for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the determination.
The following table presents the components of provision for credit losses:

	Three Months Ended March 31,
	2024	2023
Provision for credit losses related to:
Loans	$(3,384)	$(721)
Held to maturity securities	—	—
Off-balance sheet credit exposures	184	811
Total provision for credit losses	$(3,200)	$90
Provision expense (reversal) for loans is generally reflective of organic loan growth or decline as well as charge-offs or specific reserves taken during the respective period. Provision expense (reversal) is also impacted by the economic outlook and changes in macroeconomic variables. The negative provision recorded for the three months ended March 31, 2024 reflects decreases in the loan portfolio in addition to an improved economic forecast, while the negative provision recorded for the three months ended March 31, 2023 primarily reflects improvement in risk-rated loans.
As fully discussed in Note 3. Securities, the majority of securities in the held to maturity portfolio are guaranteed and highly rated by bond rating services. Therefore, there was no provision for credit losses on held to maturity securities recorded during the respective periods.
Changes in the allowance for unfunded commitments are generally driven by the remaining unfunded amount and the expected utilization rate of a given loan segment.

Noninterest Income
The following table sets forth the major components of noninterest income for the three months ended March 31, 2024 and 2023 and the period-over-period variations in such categories of noninterest income:

	Three Months Ended March 31,		Variance
(dollars in thousands)	2024	2023	2024 v. 2023
Noninterest Income
Service charges on deposit accounts	$3,600	$3,349	$251	7.5%
Investment management fees	2,644	2,301	343	14.9
Mortgage banking revenue	1,635	1,624	11	0.7
Mortgage warehouse purchase program fees	540	324	216	66.7
Gain on sale of loans	74	—	74	N/M
Gain on sale of other real estate	13	—	13	N/M
Gain on sale and disposal of premises and equipment	—	47	(47)	N/M
Increase in cash surrender value of BOLI	1,555	1,377	178	12.9
Other	2,809	3,732	(923)	(24.7)
Total noninterest income	$12,870	$12,754	$116	0.9%
____________
N/M - not meaningful
Total noninterest income increased $116 thousand, or 0.9% for the three months ended March 31, 2024 over same period in 2023. Significant changes in the components of noninterest income are discussed below.
Mortgage warehouse purchase program fees. Mortgage warehouse purchase program fees increased $216 thousand, or 66.7% for the three months ended March 31, 2024 as compared to the same period in 2023. The increase was due to increased volumes and improved margins, compared to the prior year period.
Other noninterest income. Other noninterest income decreased $923 thousand, or 24.7% for the three months ended March 31, 2024 as compared to the same period in 2023. Other noninterest income was elevated in the prior year quarter primarily due to a $318 thousand BOLI benefit claim as well as other increases in various types of miscellaneous income.

Noninterest Expense
The following table sets forth the major components of noninterest expense for the three months ended March 31, 2024 and 2023 and the period-over-period variations in such categories of noninterest expense:

	Three Months Ended March 31,		Variance
(dollars in thousands)	2024	2023	2024 v. 2023
Noninterest Expense
Salaries and employee benefits	$47,333	$46,275	$1,058	2.3%
Occupancy	12,549	11,559	990	8.6
Communications and technology	7,685	7,090	595	8.4
FDIC assessment	6,142	2,712	3,430	126.5
Advertising and public relations	415	604	(189)	(31.3)
Other real estate owned expenses (income), net	65	(44)	109	N/M
Impairment of other real estate	345	1,200	(855)	(71.3)
Amortization of other intangible assets	3,075	3,111	(36)	(1.2)
Litigation settlement	—	102,500	(102,500)	N/M
Professional fees	1,809	3,065	(1,256)	(41.0)
Other	9,055	11,308	(2,253)	(19.9)
Total noninterest expense	$88,473	$189,380	$(100,907)	(53.3)%
____________
N/M - not meaningful
Noninterest expense decreased $100.9 million, or 53.3% for the three months ended March 31, 2024 as compared to the same period in 2023. The significant change in the components of noninterest expense is discussed below.
Salaries and employee benefits. Salaries and employee benefits increased $1.1 million, or 2.3% for the three months ended March 31, 2024 compared to the same period in 2023. The increase for the three month period was primarily due to $1.3 million higher combined salaries, bonus, employee insurance, payroll taxes and 401(k) expenses compared to the prior year quarter offset by $560 thousand in lower contract labor costs.
FDIC assessment. FDIC assessment increased $3.4 million, or 126.5% for the three months ended March 31, 2024 compared to the same period in 2023. The increase was due to an additional special assessment of $2.1 million accrued in first quarter 2024 assessed to recover uninsured deposit losses due to 2023 bank failures, as well as increases in the quarterly assessment's component rates related to liquidity for the year over year period.
Litigation settlement. Litigation settlement of $102.5 million was recognized in the first quarter 2023 due to the settlement of the ongoing litigation that was acquired by the Company in 2014.
Professional fees. Professional fees decreased $1.3 million, or 41.0% for the three months ended March 31, 2024 compared to the same period in 2023. The decrease was due primarily to lower consulting fees of $912 thousand due to less active projects.
Other noninterest expense. Other noninterest expense decreased $2.3 million, or 19.9% for the three months ended March 31, 2024 compared to the same period in 2023. The decrease for the three month period was primarily due to the decrease of $673 thousand in loan related expenses as well as an $802 thousand asset impairment charge in the prior year, compared to none in the current year.

Income Tax Expense
Income tax expense was $6.5 million for the three months ended March 31, 2024 compared to income tax benefit of $11.3 million for the same period in 2023. The effective tax rates were 21.2% for the three months ended March 31, 2024 compared to 23.1% for the same period in 2023. The higher effective rate for three months ended March 31, 2023 reflects the Company's loss position for the period related to the litigation settlement.
Discussion and Analysis of Financial Condition
The following discussion and analysis summarizes the financial condition of the Company as of March 31, 2024 and December 31, 2023 and details certain changes between those periods.
Assets
The Company’s total assets decreased by $163.7 million, or 0.9%, to $18.9 billion as of March 31, 2024 from $19.0 billion at December 31, 2023. The decrease is due to decreases in loans, available for sale securities and FHLB and other restricted stock during the period.
Loan Portfolio
The Company’s loan portfolio is the largest category of the Company’s earning assets. The following table presents the balance and associated percentage of each major category in the Company's loan portfolio as of March 31, 2024 and December 31, 2023:

(dollars in thousands)	March 31, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
Commercial	$2,194,304	15.0%	$2,266,851	15.4%
Mortgage warehouse purchase loans	554,616	3.8	549,689	3.7
Real estate:
Commercial	8,356,403	57.1	8,289,124	56.3
Commercial construction, land and land development	1,169,555	8.0	1,231,484	8.4
Residential (1)	1,711,303	11.7	1,686,206	11.5
Single-family interim construction	460,568	3.1	517,928	3.5
Agricultural	112,070	0.8	109,451	0.7
Consumer	76,373	0.5	76,229	0.5
Total gross loans	$14,635,192	100.0%	$14,726,962	100.0%
____________
(1)    Includes loans held for sale of $21.3 million and $16.4 million at March 31, 2024 and December 31, 2023, respectively.
As of March 31, 2024 and December 31, 2023, the Company's loan portfolio, before the allowance for credit losses, totaled $14.6 billion and $14.7 billion, respectively, which is a decrease of 0.6% between the two periods. Loans held for investment, excluding mortgage warehouse purchase loans and loans held for sale, decreased $101.3 million, or 2.9% annualized for the three month period. See Note 4. Loans, Net and Allowance for Credit Losses on Loans for more details on the Company's loan portfolio.
Commercial real estate (CRE) loans Concentration. The commercial real estate loan portfolio has historically been the Company's largest category of loans, representing 57.1% and 56.3% of the total portfolio as of March 31, 2024 and December 31, 2023, respectively. Non-Owner Occupied CRE represents $6.6 billion, or 78.6% of total CRE and 44.9% of the total portfolio, and $6.5 billion, or 78.7% of total CRE and 44.3% of the total portfolio, as of March 31, 2024 and December 31, 2023, respectively. The Company expects that commercial real estate loans will continue to be a significant portion of the Company’s total loan portfolio.

Commercial real estate loans are subject to a varying degree of risk associated with changing general economic conditions. The Company employs heightened risk management practices that address key elements, including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support commercial real estate lending.
Despite the Company's concentration in CRE, the properties securing this portfolio are diversified in terms of type and geographic location. This diversity helps reduce the exposure to adverse economic events that affect any single market or industry. As a matter of policy, the CRE portfolio is subject to risk exposure limits by individual asset classes as well as geographic collateral locations outside of our market areas. We regularly identify and assess concentration levels through ongoing reporting to our Board of Directors as well as committees at both the Board and Management levels. Credit underwriting standards are periodically reviewed and adjusted based upon observations from our ongoing monitoring of economic conditions in major real estate markets in which we lend. In response to the current dynamic interest rate environment and recent increases in the benchmark rates that determine loan pricing, the Company has enhanced its stress testing and loan review activities to mitigate interest rate reset risk with a specific emphasis on borrowers’ abilities to absorb the impact of higher interest loan rates.

The following table summarizes CRE concentration by property type and owner occupied and non-owner occupied as a percentage of total commercial real estate loans as of March 31, 2024 and December 31, 2023:

	CRE Concentration by Property Type		Percentage of Total CRE Concentration
March 31, 2024	Amount	Percent of Total	Owner Occupied	Non-Owner Occupied
Retail	$2,524,047	30.2%	1.7%	28.5%
Office and Office Warehouse	1,558,529	18.7	5.1	13.6
Multifamily	1,037,604	12.4	—	12.4
Industrial	975,295	11.7	2.2	9.5
Healthcare	379,559	4.5	1.8	2.7
Hotel/Motel	379,131	4.6	—	4.6
Convenience Store	313,411	3.8	2.4	1.4
Daycare/School	220,986	2.6	2.2	0.4
Restaurant	168,134	2.0	1.2	0.8
RV & Mobile Home Parks	127,270	1.5	—	1.5
Church	121,058	1.4	1.4	—
Mini Storage	124,077	1.5	—	1.5
Dealerships	81,723	1.0	0.9	0.1
Mixed Use (Non-Retail)	20,209	0.2	—	0.2
Miscellaneous	325,370	3.9	2.5	1.4
Total commercial real estate loans	$8,356,403	100.0%	21.4%	78.6%

December 31, 2023
Retail	$2,522,945	30.4%	1.6%	28.8%
Office and Office Warehouse	1,537,632	18.5	5.1	13.4
Multifamily	1,013,767	12.2	—	12.2
Industrial	953,190	11.5	2.2	9.3
Healthcare	379,666	4.6	1.8	2.8
Hotel/Motel	374,895	4.5	—	4.5
Convenience Store	293,771	3.5	2.3	1.2
Daycare/School	221,791	2.7	2.2	0.5
Restaurant	157,258	1.9	1.1	0.8
RV & Mobile Home Parks	145,825	1.8	—	1.8
Church	124,834	1.5	1.5	—
Mini Storage	108,935	1.3	—	1.3
Dealerships	84,687	1.0	0.9	0.1
Mixed Use (Non-Retail)	56,031	0.7	—	0.7
Miscellaneous	313,897	3.9	2.6	1.3
Total commercial real estate loans	$8,289,124	100.0%	21.3%	78.7%

The following table summarizes the CRE concentration by geographic region in which the loans were originated as a percentage of total commercial real estate loans as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
Geographic Region
North Texas	$1,856,558	22.2%	$1,841,683	22.2%
Central Texas	919,375	11.0	895,708	10.8
Houston	2,821,731	33.8	2,799,345	33.8
Colorado Front Range	2,758,739	33.0	2,752,388	33.2
Total commercial real estate loans	$8,356,403	100.0%	$8,289,124	100.0%
Additional information related to the granularity in the commercial real estate portfolio is presented in the table below as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Average loan amount	$1.9 million	$1.9 million
Number of loans > $5 million	407	395
Largest loan in the portfolio	$33.1 million	$33.1 million
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
The Company classifies nonperforming assets and nonperforming loans, including nonaccrual loans and loans past due 90 days or more and still accruing interest, as well as other real estate owned and other repossessed assets. Further information regarding the Company's accounting policies related to past due loans, nonaccrual loans, collateral dependent loans and loan modifications to borrowers experiencing financial difficulty is presented in Note 4 - Loans, Net and Allowance for Credit Losses on Loans.

The following table sets forth the allocation of the Company’s nonperforming assets among the Company’s different asset categories and key credit-related metrics as of the dates indicated. The balances of nonperforming loans reflect the net investment in these assets.

(dollars in thousands)	March 31, 2024	December 31, 2023
Nonaccrual loans
Commercial	$24,522	$21,541
Commercial real estate	27,780	26,564
Commercial construction, land and land development	9	10
Residential real estate	3,164	2,111
Single-family interim construction	—	—
Agricultural	75	75
Consumer	1	5
Total nonaccrual loans	55,551	50,306
Total loans delinquent 90 days or more and still accruing	707	1,494
Total nonperforming loans	56,258	51,800
Total other real estate owned and other repossessed assets	8,799	9,604
Total nonperforming assets	$65,057	$61,404

Total allowance for credit losses on loans	$148,437	$151,861
Total loans held for investment (1)	$14,059,277	$14,160,853
Total assets	$18,871,452	$19,035,102

Credit Ratios
Ratio of nonperforming loans to total loans held for investment	0.40%	0.37%
Ratio of nonperforming assets to total assets	0.34	0.32
Ratio of nonaccrual loans to total loans held for investment	0.40	0.36
Ratio of allowance for credit losses on loans to total loans held for investment	1.06	1.07
Ratio of allowance for credit losses on loans to nonaccrual loans	267.21	301.87
Ratio of allowance for credit losses on loans to total nonperforming loans	263.85	293.17
____________
(1)     Excluding mortgage warehouse purchase loans of $554.6 million and $549.7 million and loans held for sale of $21.3 million and $16.4 million as of March 31, 2024 and December 31, 2023, respectively.
Nonaccrual loans increased to $55.6 million as of March 31, 2024 from $50.3 million as of December 31, 2023. The increase in nonaccrual loans was primarily due to the addition of two commercial loan relationships totaling $2.9 million and a $1.5 million commercial real estate loan.
Other real estate owned and other repossessed assets decreased from $9.6 million as of December 31, 2023 to $8.8 million as of March 31, 2024 due to the sale of an $805 thousand other real estate property during the period.

Allowance for Credit Losses
The measurement of expected credit losses under CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables, held to maturity debt securities and off-balance sheet credit exposures. The CECL model requires the measurement of all expected credit losses on applicable financial assets based on historical experience, current conditions, and reasonable and supportable forecasts. While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio-specific risk characteristics, environmental conditions or other relevant factors. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance accounts is dependent upon a variety of factors beyond the Company's control, including the performance of the portfolios, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets. For additional information regarding our accounting policies related to credit losses, refer to Note 4. Loans, Net and Allowance for Credit Losses on Loans in the accompanying notes to consolidated financial statements included elsewhere in this report.
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
Analysis of the Allowance for Credit Losses - Loans
The following table sets forth the allowance for credit losses by category of loans:

	March 31, 2024		December 31, 2023
(dollars in thousands)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Commercial loans	$35,286	15.0%	$34,793	15.4%
Mortgage warehouse purchase loans	—	3.8	—	3.7
Real estate:
Commercial real estate	65,786	57.1	60,096	56.3
Construction, land and land development	24,922	8.0	31,494	8.4
Residential real estate	7,262	11.7	6,917	11.5
Single-family interim construction	14,129	3.1	17,437	3.5
Agricultural	624	0.8	745	0.7
Consumer	428	0.5	379	0.5
Total allowance for credit losses	$148,437	100.0%	$151,861	100.0%
____________
(1)    Represents the percentage of the Company’s total loans included in each loan category.
As of March 31, 2024, the allowance for credit losses on loans amounted to $148.4 million, or 1.06%, of total loans held for investment, excluding mortgage warehouse purchase loans, compared with $151.9 million, or 1.07%, as of December 31, 2023.
As of March 31, 2024, the Company had specific credit loss allocations of $16.4 million on individually evaluated loans totaling $55.4 million, compared with specific credit loss allocations of $15.2 million on individually evaluated loans totaling $47.3 million as of December 31, 2023. The majority of the increase in individually evaluated loans and specific credit loss allocations was due to the addition of three commercial loan relationships totaling $5.9 million with specific credit loss allocation of $1.4 million, a commercial real estate loan totaling $1.5 million and a residential real estate loan totaling $844 thousand.

The factors driving significant changes in credit loss allocations by segment for the three months ended March 31, 2024 are discussed below.
The allowance allocated to commercial real estate totaled $65.8 million, or 0.8% of total commercial real estate loans as of March 31, 2024, compared to $60.1 million, or 0.7% of commercial real estate loans as of December 31, 2023. The allowance for credit losses increased $5.7 million, or 9.5% over the year. Modeled expected credit losses increased $2.9 million, while qualitative factors and other qualitative adjustments increased $2.9 million. The increase in modeled losses was primarily driven by changes to the commercial real estate (CRE) Index and the increase in loans within this portfolio segment. The increase in qualitative factors was due to elevated risk-grade credits and past due trends. Specific allocations for commercial real estate loans that were evaluated for expected credit losses on an individual basis decreased $142 thousand from $3.6 million at December 31, 2023 to $3.4 million at March 31, 2024.
The allowance allocated to construction, land and land development loans totaled $24.9 million, or 2.1% of total construction, land and land development loans as of March 31, 2024, compared to $31.5 million, or 2.6% of construction, land and land development loans as of December 31, 2023. The allowance for credit losses decreased $6.6 million, or 20.9% for the period. The decrease was due solely to modeled expected credit losses of $6.6 million resulting from improvements in housing and family income indices used in the calculation in addition to the decrease in loan balances in this portfolio segment. There were no specific allocations for construction, land and land development loans that were evaluated for expected credit losses on a individual basis at December 31, 2023 or March 31, 2024.
The allowance allocated to single-family interim construction loans totaled $14.1 million, or 3.1% of total single-family interim construction loans as of March 31, 2024, compared to $17.4 million, or 3.4% of single-family interim construction loans as of December 31, 2023. The allowance for credit losses decreased $3.3 million, or 19.0% for the period due to decreased modeled expected credit losses.The decrease in modeled losses was primarily related to improvements in housing and family income indices used in the calculation. There were no specific allocations for single-family interim construction loans that were evaluated for expected credit losses on an individual basis at December 31, 2023 or March 31, 2024.
Refer to Note 4 - Loans, Net and Allowance for Credit Losses on Loans, in the notes to the consolidated financial statements included elsewhere in this report for additional details of the allowance for credit losses on loans.

Additional information related to net charge-offs (recoveries) by loan type is presented in the table below for the three months ended March 31, 2024 and 2023:

	Net Charge-offs (Recoveries)	Average Loans	Ratio of Annualized Net Charge-offs (Recoveries) to Average Loans
March 31, 2024
Commercial	$11	$2,235,157	—%
Mortgage warehouse purchase loans	—	455,706	—
Real estate:
Commercial	—	8,339,833	—
Commercial construction, land and land development	—	1,202,983	—
Residential	—	1,702,233	—
Single-family interim construction	—	490,262	—
Agricultural	—	110,993	—
Consumer	29	76,446	0.15
Total	$40	$14,613,613	—%

March 31, 2023
Commercial	$20	$2,209,237	—%
Mortgage warehouse purchase loans	—	297,980	—
Real estate:
Commercial	—	7,894,473	—
Commercial construction, land and land development	1,196	1,206,395	0.40
Residential	—	1,618,487	—
Single-family interim construction	—	498,802	—
Agricultural	—	123,353	—
Consumer	—	82,999	—
Total	$1,216	$13,931,726	0.04%
For the three months ended March 31, 2024, net charge-offs totaled $40 thousand, which is 0.00% (annualized) of the Company's average loans outstanding during the period, compared to net charge-offs of $1.2 million, or 0.04% (annualized) of average loans for the three months ended March 31, 2023. The majority of the 2023 charge-offs was due to one charge-off of a construction loan totaling $1.2 million.
Allowance for Credit Losses - Off-Balance Sheet Credit Exposures
The allowance for credit losses on off-balance sheet credit exposures is calculated under the CECL model, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. Off-balance sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed in Note 6. Off-Balance Sheet Arrangements, Commitments and Contingencies. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur based on historical utilization rates. At March 31, 2024 and December 31, 2023, the allowance for credit losses on off-balance sheet credit exposures was $4.1 million and $3.9 million, respectively.

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
The fair value of the Company's available for sale securities decreased $50.5 million, or 3.2%, to $1.5 billion at March 31, 2024 from $1.6 billion at December 31, 2023. The decrease was due to net paydowns, maturities and calls during the year. The amortized cost of held to maturity securities decreased $456 thousand, or 0.2%, to $204.8 million as of March 31, 2024 from $205.2 million as of December 31, 2023.
Total securities represented 9.3% and 9.5% of the Company’s total assets at March 31, 2024 and December 31, 2023, respectively.
There were no sales of securities during the three months ended March 31, 2024 and March 31, 2023.
Certain investment securities are valued at less than their amortized cost. At March 31, 2024, the Company's review of all securities at an unrealized loss position determined that the losses resulted from factors not related to credit quality. This conclusion is based on the Company's analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors for each security type in the portfolio. The unrealized losses are generally due to increases in market interest rates. Furthermore, the Company has the intent to hold these securities until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their cost basis. The fair value is expected to recover as the securities approach their maturity date. As such, there is no allowance for credit losses on available for sale or held to maturity securities recognized as of March 31, 2024. Refer to Note 3. Securities for more information on the Company's analysis of credit losses on securities available for sale and held to maturity.
Federal Home Loan Bank (FHLB) of Dallas and Other Restricted Stock
FHLB and other restricted stock decreased $23.4 million, or 67.1%, to $11.5 million as of March 31, 2024 from $34.9 million as of December 31, 2023. The decrease was due to lower stock holdings resulting from the reduction in FHLB advances during the period.

Liabilities
The Company’s total liabilities decreased $161.9 million, or 1.0%, to $16.5 billion at March 31, 2024 from $16.6 billion as of December 31, 2023 with significant components discussed below.
Deposits
Total deposits decreased $51.3 million, or 0.3%, to $15.7 billion as of March 31, 2024 and December 31, 2023. A shift from non-interest bearing deposits to interest-bearing deposits continued during the three months ended March 31, 2024. Brokered deposits decreased slightly to $2.4 billion at March 31, 2024 compared to $2.5 billion at December 31, 2023. Estimated uninsured deposits, excluding public funds deposits, totaled $4.6 billion, or 29.1% of total deposits as of March 31, 2024.
FHLB Advances
FHLB advances decreased $350.0 million, or 100.0%, to zero at March 31, 2024 from $350.0 million at December 31, 2023. The decrease was due to improved liquidity position and replacing short-term FHLB advances with BTFP advances as a lower cost alternative.
Other Borrowings
Other borrowings increased $225.2 million, or 82.8%, to $497.0 million at March 31, 2024 from $271.8 million at December 31, 2023. The increase is mainly due to $225.0 million in advances from the BTFP as a lower cost alternative to FHLB advances.

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
Total stockholders' equity was $2.4 billion at March 31, 2024, a decrease of approximately $1.8 million from December 31, 2023. The net decrease was a result of an increase of $11.7 million in other comprehensive losses, common stock repurchased of $1.1 million and dividends of $15.7 million offset by net income of $24.2 million and stock based compensation of $2.6 million.
Regulatory Capital Requirements
The Company’s capital management consists of providing equity to support the Company’s current and future operations. The Company is subject to various regulatory capital requirements administered by state and federal banking agencies, including the TDB, Federal Reserve and the FDIC. Failure to meet minimum capital requirements may prompt certain actions by regulators that, if undertaken, could have a direct material adverse effect on the Company’s financial condition and results of operations. Please refer to Note 11. Regulatory Matters, in the notes to the Company's audited consolidated financial statements included elsewhere in this report for additional details.
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
Deposits represent the Company’s primary source of funds. The Company continues to focus on growing core deposits through the Company’s relationship driven banking philosophy and community-focused marketing programs. As needed from time to time, the Company may engage in wholesale funding through brokered deposits to enhance its liquidity position. To avoid concentrations with any one broker, brokered deposits can be accessed from a variety of brokers acting as intermediaries, typically larger money-center financial institutions as well as broker networks including Certificate of Deposit Account Registry Service (CDARS), IntraFi Cash Service (ICS) & Total Bank Solutions (TBS) among other sources. During 2023, the Company increased the use of higher-cost brokered deposits to secure additional liquidity due to the competitive deposit environment resulting from the interest rate increases over the year. During first quarter 2024, wholesale brokered funding decreased slightly as core deposits have begun to stabilize.
The following table summarizes the Company’s short-term borrowing capacities net of balances outstanding as of March 31, 2024 (in thousands):

Unsecured fed funds lines available from commercial banks	$405,000
American Financial Exchange (overnight borrowings)	$684,000
Unused borrowing capacity from FHLB	$5,403,552
Unused borrowing capacity under Fed Discount window	$1,273,109
Unused portion of line of credit	$66,250
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
As discussed in the Company's Annual Report of Form 10-K, the Company has accrued $100.0 million in connection with the settlement of the Stanford lawsuit. Once the litigation is dismissed by the Court, the Company expects to pay the obligation as described in the settlement agreement. Refer to Part II. Item 1. Legal Proceedings for more information.
Other than normal changes in the ordinary course of business, there have been no significant changes in the types of contractual obligations or amounts due since December 31, 2023.

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
As described in detail in the notes to the audited consolidated financial statements in the Company’s Annual Report on Form 10-K, accounting policies are an integral part of the Company’s financial statements. A thorough understanding of these accounting policies is essential when reviewing the Company’s reported results of operations and the Company’s financial position. The Company has deemed the accounting policy and estimate discussed below as most critical and require the Company to make difficult, subjective or complex judgments about matters that are inherently uncertain. Changes in these estimates, which are likely to occur from period to period, or the use of different estimates that the Company could have reasonably used in the current period, would have a material impact on the Company’s financial position, results of operations or liquidity. The Company has other significant accounting policies and continues to evaluate the materiality of their impact on its consolidated financial statements, but management believes these other policies either do not generally require them to make estimates and judgments that are difficult or subjective, or it is less likely they would have a material impact on the Company's reported results for a given period.
Allowance For Credit Losses. Management considers policies related to the allowance for credit losses on financial instruments for loans and off-balance sheet credit exposures to be critical to the financial statements. The Company's policies for the allowance for credit losses are accounted for under ASC 326, Financial Instruments - Credit Losses. In accordance with ASC 326, the allowance for credit losses on loans is a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. Loans are charged against the allowance for credit losses when management believes that collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance is increased (decreased) by provision expense (reversal) reported in the income statement as a component of provision for credit loss. Under the guidance, the allowance for credit losses on off-balance sheet credit exposures is a liability account representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit.
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
Further information regarding Company policies and methodology used to estimate the allowance for credit losses is presented in Note 4. Loans, Net and Allowance for Credit Losses on Loans and Note 6. Off-Balance Sheet Arrangements, Commitments and Contingencies.
Goodwill. The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. The Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a quantitative impairment test is unnecessary. If the Company concludes otherwise, then it is required to perform an impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. The Company performs its impairment test annually as of December 31. During the three months ended March 31, 2024, continued market volatility resulted in a decrease in the Company's stock price and market capitalization. Management has concluded there have been no significant changes since the annual goodwill impairment test performed as of December 31, 2023 and therefore, believes that there is no impairment as of March 31, 2024. Refer to Note 1. Summary of Significant Accounting Policies, in the notes to the Company's consolidated financial statements included elsewhere in this report for additional information.
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
The Company’s management and the Board of Directors are responsible for employing risk management policies that monitor and limit the Company’s exposure to interest rate risk. Interest rate risk is measured using net interest income simulations, gap analyses and market value of equity analyses. These analyses use various assumptions, including the magnitude and timing of interest rate changes, yield curve shape, prepayments on loans and securities and deposits, deposit decay rates, pricing decisions on loans and deposits, reinvestment and replacement of asset and liability cash flows.
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
The Company’s asset liability management model indicated that it was in a liability sensitive position in terms of its income simulation as of March 31, 2024. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income over twelve months based on the interest rate risk model as of March 31, 2024:

Hypothetical Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
200	(8.97)%
100	(3.81)
(100)	3.31

The Company's model indicates that its projected balance sheet as of March 31, 2024 remains in a liability sensitive position as compared to the December 31, 2023 balance sheet. Loan demand during the quarter was funded with growth in traditional, core deposit products. This core deposit growth, coupled with a contraction in average loan balances, allowed for the reduction of short term wholesale funding, which reduced sensitivity levels from December 31, 2023. Customers continue to seek to capture yields during a time of heightened interest rates which has affected non-maturity deposit product composition. Additionally, growth in time deposits, primarily in 6-to-13-month maturities, have continued to keep term funding levels relatively short. The Company has strategically positioned the duration of its liabilities to remain short in order to maximize its ability to grow net interest income during periods of flat or falling interest rates.
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

ITEM 1A. RISK FACTORS
In evaluating an investment in the Company's common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, and in the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share Repurchase Program. From time to time, the Company's Board of Directors has authorized stock repurchase programs, which allow the Company to purchase its common stock in the open market or in privately negotiated transactions. In general, the share repurchase program allows the Company to proactively manage its capital position and return excess capital to shareholders. There is no share repurchase program active for 2024.
The following table summarizes the Company's repurchase activity during the three months ended March 31, 2024:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (thousands)
January 2024	6,642	$51.27	—	$—
February 2024	17,712	44.52	—	—
March 2024	—	—	—	—
Total first quarter 2024	24,354	$46.36	—	$—
Total 2024 year-to-date	24,354	$46.36	—	$—
____________
(1)    All 24,354 shares purchased to settle employee tax withholding related to vesting of restricted stock awards. These transactions are not considered part of the Company's repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2024.

ITEM 6. EXHIBITS
The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit 10.1*	Waiver and Seventh Amendment to Credit Agreement between Independent Bank Group, Inc. and US Bank National Association, dated February 16, 2024.

Exhibit 10.2*	Form of Performance Restricted Stock Unit Agreement

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 101.INS *	XBRL Instance Document-the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH *	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 is formatted as Inline XBRL and contained within Inline XBRL Instance Document in Exhibit 101.

*	Filed herewith.

**	Furnished herewith (such certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Independent Bank Group, Inc.

Date:	April 23, 2024	By: /s/ David R. Brooks

David R. Brooks
Chairman and Chief Executive Officer

Date:	April 23, 2024	By: /s/ Paul B. Langdale

Paul B. Langdale
Executive Vice President
Chief Financial Officer