Form 10-Q
period 2024-06-30
Independent Bank Group, Inc.
filed 2024-08-06
CIK 1564618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended June 30, 2024.
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
Common Stock, Par Value $0.01 Per Share – 41,442,212 shares as of August 5, 2024.

INDEPENDENT BANK GROUP, INC. AND SUBSIDIARIES
Form 10-Q
June 30, 2024

***

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Independent Bank Group, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2024 (unaudited) and December 31, 2023
(Dollars in thousands, except share information)

	June 30,	December 31,
Assets	2024	2023
Cash and due from banks	$93,978	$98,396
Interest-bearing deposits in other banks	676,771	623,593
Cash and cash equivalents	770,749	721,989
Certificates of deposit held in other banks	248	248
Securities available for sale, at fair value	1,494,470	1,593,751
Securities held to maturity, net of allowance for credit losses of $0 and $0, respectively, fair value of $165,869 and $170,997, respectively	204,319	205,232
Loans held for sale (includes $8,268 and $12,016 carried at fair value, respectively)	12,012	16,420
Loans, net of allowance for credit losses of $145,323 and $151,861, respectively	14,476,500	14,558,681
Premises and equipment, net	351,694	355,833
Other real estate owned	8,685	9,490
Federal Home Loan Bank (FHLB) of Dallas stock and other restricted stock	14,253	34,915
Bank-owned life insurance (BOLI)	248,624	245,497
Deferred tax asset	84,769	92,665
Goodwill	476,021	994,021
Other intangible assets, net	44,532	50,560
Other assets	172,286	155,800
Total assets	$18,359,162	$19,035,102

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$3,378,493	$3,530,704
Interest-bearing	12,464,183	12,192,331
Total deposits	15,842,676	15,723,035
FHLB advances	—	350,000
Other borrowings	427,129	271,821
Junior subordinated debentures	54,717	54,617
Other liabilities	137,557	233,036
Total liabilities	16,462,079	16,632,509
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock (0 and 0 shares outstanding, respectively)	—	—
Common stock (41,376,169 and 41,281,919 shares outstanding, respectively)	414	413
Additional paid-in capital	1,972,019	1,966,686
Retained earnings	114,763	616,724
Accumulated other comprehensive loss	(190,113)	(181,230)
Total stockholders’ equity	1,897,083	2,402,593
Total liabilities and stockholders’ equity	$18,359,162	$19,035,102
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Income (Loss)
Three and Six Months Ended June 30, 2024 and 2023 (unaudited)
(Dollars in thousands, except per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income:
Interest and fees on loans	$219,291	$193,612	$434,802	$377,906
Interest on taxable securities	8,032	7,791	15,677	15,649
Interest on nontaxable securities	2,524	2,586	5,042	5,189
Interest on interest-bearing deposits and other	9,238	11,305	18,769	17,726
Total interest income	239,085	215,294	474,290	416,470
Interest expense:
Interest on deposits	125,248	78,144	247,758	140,405
Interest on FHLB advances	1,750	18,025	4,605	23,849
Interest on other borrowings	5,716	4,361	11,298	8,440
Interest on junior subordinated debentures	1,223	1,157	2,450	2,247
Total interest expense	133,937	101,687	266,111	174,941
Net interest income	105,148	113,607	208,179	241,529
Provision for credit losses	—	220	(3,200)	310
Net interest income after provision for credit losses	105,148	113,387	211,379	241,219
Noninterest income:
Service charges on deposit accounts	3,586	3,519	7,186	6,868
Investment management fees	2,813	2,444	5,457	4,745
Mortgage banking revenue	1,540	2,248	3,175	3,872
Mortgage warehouse purchase program fees	655	535	1,195	859
(Loss) gain on sale of loans	—	(7)	74	(7)
Gain on sale of other real estate	—	—	13	—
(Loss) gain on sale and disposal of premises and equipment	(11)	354	(11)	401
Increase in cash surrender value of BOLI	1,572	1,410	3,127	2,787
Other	3,278	3,592	6,087	7,324
Total noninterest income	13,433	14,095	26,303	26,849
Noninterest expense:
Salaries and employee benefits	49,060	46,940	96,393	93,215
Occupancy	12,076	11,640	24,625	23,199
Communications and technology	7,676	7,196	15,361	14,286
FDIC assessment	2,816	3,806	8,958	6,518
Advertising and public relations	853	1,004	1,268	1,608
Other real estate owned (income) expenses, net	(37)	(185)	28	(229)
Impairment of other real estate	—	1,000	345	2,200
Amortization of other intangible assets	2,953	3,111	6,028	6,222
Litigation settlement	—	—	—	102,500
Professional fees	1,301	1,785	3,110	4,850
Acquisition expense, including legal	2,338	—	2,338	—
Goodwill impairment	518,000	—	518,000	—
Other	9,875	9,408	18,930	20,716
Total noninterest expense	606,911	85,705	695,384	275,085
(Loss) income before taxes	(488,330)	41,777	(457,702)	(7,017)
Income tax expense (benefit)	5,125	8,700	11,603	(2,584)
Net (loss) income	$(493,455)	$33,077	$(469,305)	$(4,433)
Basic (loss) earnings per share	$(11.93)	$0.80	$(11.35)	$(0.11)
Diluted (loss) earnings per share	$(11.93)	$0.80	$(11.35)	$(0.11)
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2024 and 2023 (unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income	$(493,455)	$33,077	$(469,305)	$(4,433)
Other comprehensive income (loss) before tax:
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising during the period	3,061	(21,009)	(10,881)	(238)
Tax effect	643	(4,412)	(2,285)	(50)
Unrealized gains (losses) arising during the period, net of tax	2,418	(16,597)	(8,596)	(188)
Change in net unamortized gains on available for sale securities reclassified into held to maturity securities	(5)	(5)	(10)	(10)
Tax effect	(1)	(1)	(2)	(2)
Change in net unamortized gains on available for sale securities reclassified into held to maturity securities, net of tax	(4)	(4)	(8)	(8)
Change in unrealized gains (losses) on securities, net of tax	2,414	(16,601)	(8,604)	(196)

Unrealized gains (losses) on derivative financial instruments:
Unrealized holding losses arising during the period	(630)	(2,567)	(2,596)	(1,627)
Tax effect	(132)	(539)	(545)	(342)
Unrealized losses arising during the period, net of tax	(498)	(2,028)	(2,051)	(1,285)
Reclassification of amount of losses recognized into income	1,122	1,025	2,244	1,919
Tax effect	236	215	472	403
Reclassification of amount of losses recognized into income, net of tax	886	810	1,772	1,516
Change in unrealized gains (losses) on derivative financial instruments	388	(1,218)	(279)	231
Other comprehensive income (loss), net of tax	2,802	(17,819)	(8,883)	35
Comprehensive (loss) income	$(490,653)	$15,258	$(478,188)	$(4,398)
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended June 30, 2024 and 2023 (unaudited)
(Dollars in thousands, except for par value, share and per share information)

	Preferred Stock $0.01 Par	Common Stock $0.01 Par Value		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Value 10 million shares authorized	100 million shares authorized
		Shares	Amount
Three Months Ended
Balance, March 31, 2024	$—	41,377,745	$414	$1,969,291	$624,017	$(192,915)	$2,400,807
Net loss	—	—	—	—	(493,455)	—	(493,455)
Other comprehensive income, net of tax	—	—	—	—	—	2,802	2,802
Common stock repurchased	—	(412)	—	—	(18)	—	(18)
Restricted stock forfeited	—	(3,920)	—	—	—	—	—
Restricted stock granted	—	2,756	—	—	—	—	—
Stock based compensation expense	—	—	—	2,728	—	—	2,728
Cash dividends ($0.38 per share)	—	—	—	—	(15,781)	—	(15,781)
Balance, June 30, 2024	$—	41,376,169	$414	$1,972,019	$114,763	$(190,113)	$1,897,083

Three Months Ended
Balance, March 31, 2023	$—	41,281,904	$413	$1,961,637	$583,529	$(194,722)	$2,350,857
Net income	—	—	—	—	33,077	—	33,077
Other comprehensive loss, net of tax	—	—	—	—	—	(17,819)	(17,819)
Common stock repurchased	—	(486)	—	—	(22)	—	(22)
Restricted stock forfeited	—	(1,958)	—	—	—	—	—
Stock based compensation expense	—	—	—	2,704	—	—	2,704
Cash dividends ($0.38 per share)	—	—	—	—	(15,755)	—	(15,755)
Balance, June 30, 2023	$—	41,279,460	$413	$1,964,341	$600,829	$(212,541)	$2,353,042

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Continued)
Six Months Ended June 30, 2024 and 2023 (unaudited)
(Dollars in thousands, except for par value, share and per share information)

	Preferred Stock $0.01 Par	Common Stock $0.01 Par Value		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Value 10 million shares authorized	100 million shares authorized
		Shares	Amount
Six Months Ended
Balance, December 31, 2023	$—	41,281,919	$413	$1,966,686	$616,724	$(181,230)	$2,402,593
Net loss	—	—	—	—	(469,305)	—	(469,305)
Other comprehensive loss, net of tax	—	—	—	—	—	(8,883)	(8,883)
Common stock repurchased	—	(24,766)	—	—	(1,147)	—	(1,147)
Restricted stock forfeited	—	(5,992)	—	—	—	—	—
Restricted stock granted	—	125,008	1	(1)	—	—	—
Stock based compensation expense	—	—	—	5,334	—	—	5,334
Cash dividends ($0.76 per share)	—	—	—	—	(31,509)	—	(31,509)
Balance, June 30, 2024	$—	41,376,169	$414	$1,972,019	$114,763	$(190,113)	$1,897,083

Six Months Ended
Balance, December 31, 2022	$—	41,190,677	$412	$1,959,193	$638,354	$(212,576)	$2,385,383
Net loss	—	—	—	—	(4,433)	—	(4,433)
Other comprehensive income, net of tax	—	—	—	—	—	35	35
Common stock repurchased	—	(27,263)	—	—	(1,639)	—	(1,639)
Restricted stock forfeited	—	(3,721)	—	—	—	—	—
Restricted stock granted	—	119,767	1	(1)	—	—	—
Stock based compensation expense	—	—	—	5,149	—	—	5,149
Cash dividends ($0.76 per share)	—	—	—	—	(31,453)	—	(31,453)
Balance, June 30, 2023	$—	41,279,460	$413	$1,964,341	$600,829	$(212,541)	$2,353,042
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2024 and 2023 (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(469,305)	$(4,433)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	9,805	8,938
Accretion income recognized on loans	(1,773)	(2,042)
Amortization of other intangibles assets	6,028	6,222
Amortization of premium on securities, net	2,193	3,703
Amortization of discount and origination costs on borrowings	408	795
Stock based compensation expense	5,334	5,149
Goodwill impairment	518,000	—
Excess tax expense on restricted stock vested	323	96
FHLB stock dividends	(719)	(1,540)
Loss (gain) on sale and disposal of premises and equipment	11	(401)
(Gain) loss on sale of loans	(74)	7
Gain on sale of other real estate owned	(13)	—
Impairment of other real estate	345	2,200
Impairment of other assets	—	955
Deferred tax expense (benefit)	10,257	(18,631)
Provision for credit losses	(3,200)	310
Increase in cash surrender value of BOLI	(3,127)	(2,787)
Excess benefit claim on BOLI	—	(318)
Net gain on mortgage loans held for sale	(2,239)	(2,606)
Originations of loans held for sale	(113,976)	(143,621)
Proceeds from sale of loans held for sale	120,623	138,913
Net change in other assets	(11,327)	13,461
Net change in other liabilities	(100,816)	92,882
Net cash (used in) provided by operating activities	(33,242)	97,252
Cash flows from investing activities:
Investment securities available for sale:
Proceeds from maturities, calls and paydowns	5,486,002	60,082
Purchases	(5,398,892)	(9,018)
Proceeds from maturities of certificates of deposit held in other banks	—	248
Proceeds from benefit claim of BOLI	—	748
Purchases of FHLB stock and other restricted stock	(13,700)	(62,696)
Proceeds from redemptions of FHLB stock and other restricted stock	34,843	20,152
Proceeds from sale of loans	8,228	1,957
Net loans paid (originated) held for investment	160,465	(3,040)
Originations of mortgage warehouse purchase loans	(7,193,014)	(5,386,220)
Proceeds from pay-offs of mortgage warehouse purchase loans	7,109,049	5,207,229
Additions to premises and equipment	(5,677)	(10,433)
Proceeds from sale of premises and equipment	—	681
Proceeds from sale of other real estate owned	2,613	—
Net cash provided by (used in) investing activities	189,917	(180,310)

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
Six Months Ended June 30, 2024 and 2023 (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from financing activities:
Net increase (decrease) in demand deposits, money market and savings accounts	53,919	(2,045,941)
Net increase in time deposits	65,722	1,798,030
Proceeds from FHLB advances	1,650,000	10,050,000
Repayments of FHLB advances	(2,000,000)	(9,475,000)
Proceeds from other borrowings	228,634	100,000
Repayments of other borrowings	(73,634)	(62,500)
Repurchase of common stock	(1,147)	(1,639)
Dividends paid	(31,409)	(31,332)
Net cash (used in) provided by financing activities	(107,915)	331,618
Net change in cash and cash equivalents	48,760	248,560
Cash and cash equivalents at beginning of period	721,989	654,322
Cash and cash equivalents at end of period	$770,749	$902,882
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

Note 1. Summary of Significant Accounting Policies
Nature of operations: Independent Bank Group, Inc. (IBG) through its subsidiary, Independent Bank, a Texas state banking corporation, doing business as Independent Financial, (Bank) (collectively known as the Company), provides a full range of banking services to individual and corporate customers in the North, Central, and Southeast Texas areas and along the Colorado Front Range, through its various branch locations in those areas. The Company is engaged in traditional community banking activities, which include commercial and retail lending, deposit gathering, and investment and liquidity management activities. The Company’s primary deposit products are demand deposits, money market accounts and certificates of deposit and its primary lending products are commercial business and real estate, real estate mortgage and consumer loans.
Proposed merger with SouthState Corporation: On May 20, 2024, The Company and SouthState Corporation (SSB) jointly announced the signing of a definitive merger agreement, dated May 17, 2024, to merge the two companies in an all-stock transaction, pursuant to which the Company will merge with and into SSB, with SSB continuing as the surviving entity. SSB is headquartered in Winter Haven, Florida and has full-service locations in Florida, Alabama, Georgia, South Carolina, North Carolina and Virginia. Under the terms of the agreement, the Company will merge into SSB and Independent Bank will merge into SouthState Bank, National Association. See Note 12. Business Combination for more details of the proposed merger.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Goodwill impairment assessment: The Company's policy is to test goodwill for impairment annually on December 31 or on an interim basis if an event triggering impairment may have occurred. During the six months ended June 30, 2024, continued market volatility in the banking sector resulted in declines in the Company's stock price and market capitalization. Management believed such decrease was a triggering indicator requiring an interim goodwill impairment quantitative analysis for first quarter 2024. Based on an analysis performed, the Company's estimated fair value to a market participant as of March 31, 2024, exceeded its carrying amount resulting in no impairment charge for the period.
Throughout the second quarter 2024, the Company's stock price continued to trade below book value. In May 2024, in connection with the announcement of the proposed merger with and into SSB as described above, the Company entered into a definitive agreement on May 17, 2024 whereby the implied consideration of the merger transaction was less than the Company's book value. The Company determined such events indicated that goodwill related to its single reporting unit may be impaired and resulted in the Company performing interim goodwill impairment assessments during the second quarter of 2024. The Company determined the estimated fair market value of the reporting unit was equal to the implied valuation of the merger transaction based upon the conversion ratio to SSB’s stock price as of the measurement date, and as such, the Company recorded $518,000 in goodwill impairment charges during second quarter 2024 as the estimated fair value of equity was less than its book value. This was a non-cash charge to earnings and had no impact on the Company's regulatory capital ratios, cash flows, or liquidity position.
The following table presents the changes in the carrying amount of goodwill as of June 30, 2024:

Balance, December 31, 2023	$994,021
Goodwill impairment charge	(518,000)
Balance, June 30, 2024	$476,021
Management will continue to evaluate the Company's carrying value, as well as economic conditions at future reporting periods for further decline.
Earnings (loss) per share: Basic earnings (loss) per common share is calculated as net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. The unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities for this calculation. Diluted earnings (loss) per common share includes the dilutive effect of additional potential common shares issuable under participating nonvested restricted stock awards as well as performance stock units (PSUs). The participating nonvested restricted stock awards were not included in dilutive shares as they were anti-dilutive for the three and six months ended June 30, 2024 and 2023. Additionally, performance stock units were not included in dilutive shares for the three and six months ended June 30, 2024 and six months ended June 30, 2023 as they were anti-dilutive. Proceeds from the assumed exercise of dilutive participating nonvested restricted stock awards and PSUs are assumed to be used to repurchase common stock at the average market price.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The following table presents a reconciliation of net (loss) income available to common shareholders and the number of shares used in the calculation of basic and diluted (loss) earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic (loss) earnings per share:
Net (loss) income	$(493,455)	$33,077	$(469,305)	$(4,433)
Less:
Undistributed (loss) earnings allocated to participating securities	(2,254)	35	(1,783)	(94)
Dividends paid on participating securities	70	31	112	82
Net (loss) income available to common shareholders	$(491,271)	$33,011	$(467,634)	$(4,421)
Weighted average basic shares outstanding	41,194,804	41,197,433	41,203,118	41,143,461
Basic (loss) earnings per share	$(11.93)	$0.80	$(11.35)	$(0.11)
Diluted (loss) earnings per share:
Net (loss) income available to common shareholders	$(491,271)	$33,011	$(467,634)	$(4,421)
Total weighted average basic shares outstanding	41,194,804	41,197,433	41,203,118	41,143,461
Add dilutive performance stock units	—	84,963	—	—
Total weighted average diluted shares outstanding	41,194,804	41,282,396	41,203,118	41,143,461
Diluted (loss) earnings per share	$(11.93)	$0.80	$(11.35)	$(0.11)
Anti-dilutive participating securities	50,497	35,671	49,335	45,905
Anti-dilutive performance stock units	110,525	—	110,175	88,795

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

	Six Months Ended June 30,
	2024	2023
Cash transactions:
Interest expense paid	$255,418	$159,459
Income taxes paid	$9,942	$7,251
Noncash transactions:
Deferred dividend equivalents	$100	$121
Transfer of loans to other real estate owned	$2,140	$—
Right-of-use assets obtained in exchange for lease liabilities	$4,932	$6,612
Loans purchased, not yet settled	$—	$27,973
Transfer of bank premises to other real estate	$—	$805

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Note 3. Securities
Securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at June 30, 2024 and December 31, 2023 are as follows:

	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
June 30, 2024
U.S. treasuries	$185,050	$—	$(13,421)	$171,629
Government agency securities	467,634	—	(73,053)	394,581
Obligations of state and municipal subdivisions	230,611	20	(12,706)	217,925
Corporate bonds	43,000	—	(6,610)	36,390
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	800,507	—	(127,062)	673,445
Other securities	500	—	—	500
	$1,727,302	$20	$(232,852)	$1,494,470

December 31, 2023
U.S. treasuries	$228,231	$—	$(14,009)	$214,222
Government agency securities	467,754	—	(71,648)	396,106
Obligations of state and municipal subdivisions	237,146	122	(9,634)	227,634
Corporate bonds	43,000	—	(7,180)	35,820
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	839,071	8	(119,610)	719,469
Other securities	500	—	—	500
	$1,815,702	$130	$(222,081)	$1,593,751

Securities Held to Maturity
June 30, 2024
Obligations of state and municipal subdivisions	$204,319	$—	$(38,450)	$165,869

December 31, 2023
Obligations of state and municipal subdivisions	$205,232	$264	$(34,499)	$170,997
____________
(1)    Excludes accrued interest receivable of $6,870 and $7,129 on available for sale and $2,365 and $2,365 on held to maturity securities at June 30, 2024 and December 31, 2023, respectively, that is recorded in other assets on the accompanying consolidated balance sheets.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The amortized cost and estimated fair value of securities at June 30, 2024, by contractual maturity, are shown below. Maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2024
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$90,516	$88,927	$—	$—
Due from one year to five years	340,068	311,431	—	—
Due from five to ten years	350,482	297,028	—	—
Thereafter	145,729	123,639	204,319	165,869
	926,795	821,025	204,319	165,869
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	800,507	673,445	—	—
	$1,727,302	$1,494,470	$204,319	$165,869
Securities with a fair value of approximately $1,054,601 and $950,604 at June 30, 2024 and December 31, 2023, respectively, were pledged primarily to secure deposits.
There were no sales of securities during the three and six months ended June 30, 2024 and 2023.

The unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2024 and December 31, 2023, are summarized as follows for available for sale securities:

	Less Than 12 Months		Greater Than 12 Months		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Securities Available for Sale
June 30, 2024
U.S. treasuries	$—	$—	$171,629	$(13,421)	$171,629	$(13,421)
Government agency securities	—	—	394,581	(73,053)	394,581	(73,053)
Obligations of state and municipal subdivisions	33,077	(407)	173,347	(12,299)	206,424	(12,706)
Corporate bonds	—	—	33,390	(6,610)	33,390	(6,610)
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	421	—	673,024	(127,062)	673,445	(127,062)
	$33,498	$(407)	$1,445,971	$(232,445)	$1,479,469	$(232,852)
December 31, 2023
U.S. treasuries	$—	$—	$214,222	$(14,009)	$214,222	$(14,009)
Government agency securities	—	—	396,106	(71,648)	396,106	(71,648)
Obligations of state and municipal subdivisions	40,864	(360)	147,529	(9,274)	188,393	(9,634)
Corporate bonds	—	—	32,820	(7,180)	32,820	(7,180)
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	8,724	(312)	710,301	(119,298)	719,025	(119,610)
	$49,588	$(672)	$1,500,978	$(221,409)	$1,550,566	$(222,081)

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The Company's securities classified as available for sale and held to maturity are evaluated for expected credit losses by applying the appropriate expected credit losses methodology in accordance with ASC Topic 326, Financial Instruments - Credit Losses. At June 30, 2024, management's review of all securities at an unrealized loss position determined that the losses resulted from factors not related to credit quality. This conclusion is based on management's analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors for each security type in our portfolio.
The unrealized losses on available for sale securities are generally due to increases in market interest rates. Furthermore, the Company has the intent to hold the available for sale securities until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their cost basis. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. As such, there is no allowance for credit losses on available for sale securities recognized as of June 30, 2024.
The Company's held to maturity securities include taxable and tax-exempt municipal securities issued primarily by school districts but also may include utility districts or other municipalities. With regard to securities issued by state and municipal subdivisions, management considers issuer bond ratings, historical loss rates for given bond ratings, whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, internal forecasts and whether or not such securities are guaranteed. Substantially all of the Company's held to maturity securities are guaranteed by the Texas Permanent School Fund (PSF), which is a sovereign wealth fund that serves to provide revenues for funding of public primary and secondary education in the State of Texas. At June 30, 2024, all of the Company's held to maturity securities were rated AAA/Aaa by Moody's and/or Standard & Poor's bond rating services. Furthermore, as of June 30, 2024, there were no past due principal or interest payments associated with these securities. As such, no allowance for credit losses has been recorded on held to maturity securities as of June 30, 2024.

Note 4. Loans, Net and Allowance for Credit Losses on Loans
Loans, net, at June 30, 2024 and December 31, 2023, consisted of the following:

	June 30,	December 31,
	2024	2023
Commercial	$2,152,792	$2,266,851
Mortgage warehouse purchase loans	633,654	549,689
Real estate:
Commercial	8,406,528	8,289,124
Commercial construction, land and land development	1,131,384	1,231,484
Residential	1,687,208	1,669,786
Single-family interim construction	427,678	517,928
Agricultural	110,416	109,451
Consumer	72,163	76,229
Total loans (1)	14,621,823	14,710,542
Allowance for credit losses	(145,323)	(151,861)
Total loans, net (1)	$14,476,500	$14,558,681
____________
(1)    Excludes accrued interest receivable of $56,534 and $54,563 at June 30, 2024 and December 31, 2023, respectively, that is recorded in other assets on the accompanying consolidated balance sheets.
Loans with carrying amounts of $8,112,700 and $8,109,607 at June 30, 2024 and December 31, 2023, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity and Federal Reserve Bank discount window borrowing capacity.

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
The commercial loan portfolio includes loans made to customers in the energy industry, which is a complex, technical and cyclical industry. Experienced bankers with specialized energy lending experience originate our energy loans. Companies in this industry produce, extract, develop, exploit and explore for oil and natural gas. Loans are primarily collateralized with proven producing oil and gas reserves based on a technical evaluation of these reserves. At June 30, 2024 and December 31, 2023, there were approximately $658,656 and $621,883, of energy related loans outstanding, respectively.
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
Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location as well as granularity with moderate average loan sizes. Management monitors the diversification of the portfolio on a quarterly basis by type and geographic location. Management also tracks the level of owner occupied property versus non-owner occupied property. At June 30, 2024, the portfolio consisted of approximately 21% of owner occupied property.
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
Most of the Company’s lending activity occurs within the state of Texas, primarily in the north, central and southeast Texas regions and the state of Colorado, specifically along the Front Range area. As of June 30, 2024, loans in the North Texas region represented about 35% of the total portfolio, followed by the Colorado Front Range region at about 27%, the Houston region at 25% and the Central Texas region at 13%. A large percentage of the Company’s portfolio consists of commercial and residential real estate loans. As of June 30, 2024 and December 31, 2023, there were no concentrations of loans related to a single industry in excess of 10% of total loans.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The following is a summary of the activity in the allowance for credit losses on loans by class for the three and six months ended June 30, 2024 and 2023:

	Commercial	Commercial Real Estate	Commercial Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Total
Three months ended June 30, 2024
Balance at beginning of period	$35,286	$65,786	$24,922	$7,262	$14,129	$624	$428	$148,437
Provision for credit losses	982	(1,592)	(187)	220	1,171	(68)	18	544
Charge-offs	(1,110)	—	—	—	(2,582)	—	(10)	(3,702)
Recoveries	7	37	—	—	—	—	—	44
Balance at end of period	$35,165	$64,231	$24,735	$7,482	$12,718	$556	$436	$145,323

Six months ended June 30, 2024
Balance at beginning of period	$34,793	$60,096	$31,494	$6,917	$17,437	$745	$379	$151,861
Provision for credit losses	1,486	4,098	(6,759)	565	(2,137)	(189)	96	(2,840)
Charge-offs	(1,149)	—	—	—	(2,582)	—	(39)	(3,770)
Recoveries	35	37	—	—	—	—	—	72
Balance at end of period	$35,165	$64,231	$24,735	$7,482	$12,718	$556	$436	$145,323

Three months ended June 30, 2023
Balance at beginning of period	$53,122	$59,109	$17,331	$4,780	$11,812	$231	$465	$146,850
Provision for credit losses	(19,345)	(5,030)	16,040	1,267	6,521	599	16	68
Charge-offs	(20)	—	—	—	—	—	(9)	(29)
Recoveries	824	—	91	—	—	—	—	915
Balance at end of period	$34,581	$54,079	$33,462	$6,047	$18,333	$830	$472	$147,804

Six months ended June 30, 2023
Balance at beginning of period	$54,037	$61,078	$17,696	$3,450	$11,817	$207	$502	$148,787
Provision for credit losses	(20,240)	(6,999)	16,871	2,597	6,516	623	(21)	(653)
Charge-offs	(68)	—	(1,196)	—	—	—	(9)	(1,273)
Recoveries	852	—	91	—	—	—	—	943
Balance at end of period	$34,581	$54,079	$33,462	$6,047	$18,333	$830	$472	$147,804
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific credit loss allocations, by loan class as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
Commercial	$23,430	$12,332	$21,534	$11,662
Commercial real estate	27,416	3,324	25,672	3,567
Commercial construction, land and land development	—	—	—	—
Residential real estate	844	—	—	—
Single-family interim construction	—	—	—	—
Agricultural	75	19	75	19
Consumer	—	—	—	—
	$51,765	$15,675	$47,281	$15,248
Nonperforming loans by loan class at June 30, 2024 and December 31, 2023 are summarized as follows:

	Commercial	Commercial Real Estate	Commercial Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Total
June 30, 2024
Nonaccrual loans (1)	$23,436	$28,561	$9	$2,986	$—	$75	$—	$55,067
Loans past due 90 days and still accruing	2	505	—	573	—	—	—	1,080
Total nonperforming loans	$23,438	$29,066	$9	$3,559	$—	$75	$—	$56,147
December 31, 2023
Nonaccrual loans (1)	$21,541	$26,564	$10	$2,111	$—	$75	$5	$50,306
Loans past due 90 days and still accruing	—	14	—	1,480	—	—	—	1,494
Total nonperforming loans	$21,541	$26,578	$10	$3,591	$—	$75	$5	$51,800
____________
(1)    There are $2,302 and $14 in loans on nonaccrual without an allowance for credit loss as of June 30, 2024 and December 31, 2023, respectively. Additionally, no interest income was recognized on nonaccrual loans. No significant amounts of accrued interest was reversed during the three and six months ended June 30, 2024 and 2023.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Occasionally, the Company modifies loans to borrowers in financial distress by providing certain concessions, such as principal forgiveness, term extension, an other-than-insignificant payment delay, an interest rate reduction, or a combination of such concessions. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. During the three and six months ended June 30, 2024 and 2023, the Company did not provide any modifications under these circumstances to borrowers experiencing financial difficulty.
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents information regarding the aging of past due loans by loan class as of June 30, 2024 and as of December 31, 2023:

	Loans 30-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Loans
June 30, 2024
Commercial	$149	$6,669	$6,818	$2,145,974	$2,152,792
Mortgage warehouse purchase loans	—	—	—	633,654	633,654
Commercial real estate	10,468	14,838	25,306	8,381,222	8,406,528
Commercial construction, land and land development	959	—	959	1,130,425	1,131,384
Residential real estate	4,772	2,552	7,324	1,679,884	1,687,208
Single-family interim construction	—	—	—	427,678	427,678
Agricultural	35	75	110	110,306	110,416
Consumer	129	—	129	72,034	72,163
	$16,512	$24,134	$40,646	$14,581,177	$14,621,823
December 31, 2023
Commercial	$1,898	$4,883	$6,781	$2,260,070	$2,266,851
Mortgage warehouse purchase loans	—	—	—	549,689	549,689
Commercial real estate	5,388	12,432	17,820	8,271,304	8,289,124
Commercial construction, land and land development	2,457	—	2,457	1,229,027	1,231,484
Residential real estate	7,477	2,282	9,759	1,660,027	1,669,786
Single-family interim construction	828	—	828	517,100	517,928
Agricultural	—	75	75	109,376	109,451
Consumer	267	4	271	75,958	76,229
	$18,315	$19,676	$37,991	$14,672,551	$14,710,542

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
Management considers the guidance in ASC 310-20 when determining whether a modification, extension or renewal of a loan constitutes a current period origination. Generally, current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. The following summarizes the amortized cost basis of loans by year of origination/renewal and credit quality indicator by class of loan as of June 30, 2024 and December 31, 2023:

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination or Renewal						Revolving Loans
June 30, 2024	2024	2023	2022	2021	2020	Prior			Total
Commercial
Pass	$60,787	$166,513	$182,499	$217,310	$60,577	$219,227	$1,068,209	$689	$1,975,811
Pass/Watch	—	2,156	604	22,868	109	29,013	43,190	—	97,940
Special Mention	1,263	—	3,985	13,004	616	141	12,230	—	31,239
Substandard	20,022	6,097	58	9,730	218	2,951	8,712	14	47,802
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial	$82,072	$174,766	$187,146	$262,912	$61,520	$251,332	$1,132,341	$703	$2,152,792
Current period gross write-offs	$—	$254	$—	$217	$—	$678	$—	$—	$1,149

Mortgage warehouse purchase loans
Pass	$633,654	$—	$—	$—	$—	$—	$—	$—	$633,654
Pass/Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total mortgage warehouse purchase loans	$633,654	$—	$—	$—	$—	$—	$—	$—	$633,654
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination or Renewal						Revolving Loans
June 30, 2024	2024	2023	2022	2021	2020	Prior			Total
Commercial real estate
Pass	$385,972	$991,973	$2,522,613	$1,895,734	$866,460	$1,160,189	$51,587	$2,545	$7,877,073
Pass/Watch	22,365	22,758	91,205	79,205	26,005	56,605	—	21	298,164
Special Mention	15,656	28,918	60,677	30,746	31,274	17,045	—	—	184,316
Substandard	2,656	271	17,734	15,574	4,314	6,426	—	—	46,975
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$426,649	$1,043,920	$2,692,229	$2,021,259	$928,053	$1,240,265	$51,587	$2,566	$8,406,528
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial construction, land and land development
Pass	$220,518	$337,648	$343,041	$114,263	$31,046	$17,469	$16,312	$—	$1,080,297
Pass/Watch	2,002	16,922	8,371	26	—	51	—	—	27,372
Special Mention	—	23,622	—	—	—	—	—	—	23,622
Substandard	60	—	24	—	—	9	—	—	93
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction, land and land development	$222,580	$378,192	$351,436	$114,289	$31,046	$17,529	$16,312	$—	$1,131,384
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate
Pass	$50,555	$189,622	$534,969	$343,336	$208,032	$263,668	$78,884	$583	$1,669,649
Pass/Watch	—	—	354	964	2,928	3,441	85	—	7,772
Special Mention	—	255	—	1,550	382	1,875	—	—	4,062
Substandard	—	385	641	10	484	3,986	219	—	5,725
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total residential real estate	$50,555	$190,262	$535,964	$345,860	$211,826	$272,970	$79,188	$583	$1,687,208
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Single-family interim construction
Pass	$149,369	$162,663	$39,140	$7,028	$—	$—	$61,855	$—	$420,055
Pass/Watch	5,724	1,601	—	—	—	—	1	—	7,326
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	297	—	—	—	—	—	—	297
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total single-family interim construction	$155,093	$164,561	$39,140	$7,028	$—	$—	$61,856	$—	$427,678
Current period gross write-offs	$—	$736	$1,846	$—	$—	$—	$—	$—	$2,582

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination or Renewal						Revolving Loans
June 30, 2024	2024	2023	2022	2021	2020	Prior			Total
Agricultural
Pass	$5,228	$15,441	$34,142	$21,733	$9,069	$12,442	$10,730	$18	$108,803
Pass/Watch	—	—	1,559	—	—	—	—	—	1,559
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	35	—	19	—	—	54
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total agricultural	$5,228	$15,441	$35,701	$21,768	$9,069	$12,461	$10,730	$18	$110,416
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass	$6,062	$3,671	$1,608	$526	$7,912	$1,476	$48,978	$14	$70,247
Pass/Watch	—	—	—	1,916	—	—	—	—	1,916
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total consumer	$6,062	$3,671	$1,608	$2,442	$7,912	$1,476	$48,978	$14	$72,163
Current period gross write-offs	$—	$35	$—	$—	$—	$4	$—	$—	$39

Total loans
Pass	$1,512,145	$1,867,531	$3,658,012	$2,599,930	$1,183,096	$1,674,471	$1,336,555	$3,849	$13,835,589
Pass/Watch	30,091	43,437	102,093	104,979	29,042	89,110	43,276	21	442,049
Special Mention	16,919	52,795	64,662	45,300	32,272	19,061	12,230	—	243,239
Substandard	22,738	7,050	18,457	25,349	5,016	13,391	8,931	14	100,946
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total loans	$1,581,893	$1,970,813	$3,843,224	$2,775,558	$1,249,426	$1,796,033	$1,400,992	$3,884	$14,621,823
Current period gross write-offs	$—	$1,025	$1,846	$217	$—	$682	$—	$—	$3,770

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination or Renewal						Revolving Loans
December 31, 2023	2023	2022	2021	2020	2019	Prior			Total
Commercial
Pass	$223,287	$211,182	$281,878	$78,695	$99,516	$161,184	$1,099,241	$347	$2,155,330
Pass/Watch	168	9,672	8,976	121	2,064	9,396	5,655	—	36,052
Special Mention	185	—	13,517	85	—	820	9,052	1,214	24,873
Substandard	6,949	7,428	20,509	291	2,453	1,944	7,636	3,386	50,596
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial	$230,589	$228,282	$324,880	$79,192	$104,033	$173,344	$1,121,584	$4,947	$2,266,851
Current period gross write-offs	$285	$—	$301	$5	$73	$254	$—	$—	$918

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Note 5. Federal Home Loan Bank Advances and Other Borrowings
At June 30, 2024, the Company had no advances from the FHLB of Dallas under note payable arrangements. The balances outstanding on these advances were $350,000 at December 31, 2023.
Other borrowings totaled $427,129 and $271,821 at June 30, 2024 and December 31, 2023, respectively.
During first quarter 2024, the Company repaid the outstanding FHLB advances and borrowed two short-term advances from the Federal Reserve's Bank Term Funding Program (BTFP). During the second quarter 2024, the Company paid off one BTFP advance totaling $70,000. The remaining advance has an interest rate of 4.88% at June 30, 2024 and matures in January 2025. The balance outstanding on this BTFP advance included in other borrowings was $155,000 at June 30, 2024.

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
At June 30, 2024 and December 31, 2023, the approximate amounts of these financial instruments were as follows:

	June 30,	December 31,
	2024	2023
Commitments to extend credit	$3,041,053	$3,107,827
Standby letters of credit	29,638	31,627
	$3,070,691	$3,139,454
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
The allowance for credit losses on off-balance sheet commitments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$4,081	$4,755	$3,897	$3,944
Provision for off-balance sheet credit exposure	(544)	152	(360)	963
Balance at end of period	$3,537	$4,907	$3,537	$4,907
Litigation
The Bank is a party to a legal proceeding inherited in connection with its acquisition of BOH Holdings, Inc. and its subsidiary, Bank of Houston (BOH). On February 27, 2023, the Bank entered into a settlement in principle with the plaintiffs and executed a settlement agreement on March 7, 2023. The settlement and bar orders were approved by the Court on August 8, 2023. On June 24, 2024, the Bank made a one-time cash payment of $100,000 to the court appointed receiver in full settlement of the litigation. Such settlement was recognized in 2023 as litigation settlement expense included in noninterest expense on the accompanying income statement along with $2,500 in related legal and other fees. The Bank now considers this matter fully resolved.
In addition, the Company is involved in other legal actions arising from normal business activities, as well as lawsuits related to the pending merger with SSB. Management believes that the outcome of such proceedings will not materially affect the financial position, results of operations or cash flows of the Company.

Note 7. Income Taxes
Income tax expense (benefit) for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income tax expense (benefit) for the period	$5,125	$8,700	$11,603	$(2,584)
Effective tax rate	(1.0)%	20.8%	(2.5)%	36.8%
The effective tax rates for 2024 and 2023 differ from the statutory federal tax rate of 21% largely due to tax exempt interest income earned on certain investment securities and loans, the nontaxable earnings on bank owned life insurance, nondeductible compensation, and state income tax. The effective rate for the three and six months ended June 30, 2024 also reflects nondeductible acquisition-related expenses as well as goodwill impairment charges resulting in the negative effective tax rates for the periods. The effective rate for the six months ended June 30, 2023 is higher due to the Company being in a net loss position related to the litigation settlement.

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Assets and Liabilities Measured on a Recurring Basis
The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of June 30, 2024 and December 31, 2023 by level within the ASC Topic 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2024
Assets:
Investment securities available for sale:
U.S. treasuries	$171,629	$—	$171,629	$—
Government agency securities	394,581	—	394,581	—
Obligations of state and municipal subdivisions	217,925	—	217,925	—
Corporate bonds	36,390	—	36,390	—
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	673,445	—	673,445	—
Other securities	500	—	500	—
Loans held for sale, fair value option elected (1)	8,268	—	8,268	—
Derivative financial instruments:
Interest rate lock commitments	466	—	466	—
Forward mortgage-backed securities trades	50	—	50	—
Commercial loan interest rate swaps:
Loan customer counterparty	17	—	17	—
Financial institution counterparty	9,840	—	9,840	—
Liabilities:
Derivative financial instruments:
Interest rate swaps - cash flow hedge	8,598	—	8,598	—
Interest rate lock commitments	17	—	17	—
Forward mortgage-backed securities trades	11	—	11	—
Commercial loan interest rate swaps:
Loan customer counterparty	9,785	—	9,785	—
Financial institution counterparty	18	—	18	—

December 31, 2023
Assets:
Investment securities available for sale:
U.S. treasuries	$214,222	$—	$214,222	$—
Government agency securities	396,106	—	396,106	—
Obligations of state and municipal subdivisions	227,634	—	227,634	—
Corporate bonds	35,820	—	35,820	—
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	719,469	—	719,469	—
Other securities	500	—	500	—
Loans held for sale, fair value option elected (1)	12,016	—	12,016	—
Derivative financial instruments:
Interest rate lock commitments	507	—	507	—
Forward mortgage-backed securities trades	4	—	4	—
Commercial loan interest rate swaps:
Loan customer counterparty	227	—	227	—
Financial institution counterparty	9,472	—	9,472	—
Liabilities:
Derivative financial instruments:
Interest rate swaps - cash flow hedge	8,256	—	8,256	—
Forward mortgage-backed securities trades	43	—	43	—
Commercial loan interest rate swaps:
Loan customer counterparty	9,403	—	9,403	—
Financial institution counterparty	261	—	261	—
__________
(1)    At June 30, 2024 and December 31, 2023, loans held for sale for which the fair value option was elected had an aggregate outstanding principal balance of $8,118 and $11,747, respectively. There were no mortgage loans held for sale under the fair value option that were 90 days or greater past due or on nonaccrual at June 30, 2024.

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Assets and Liabilities Measured on a Nonrecurring Basis
In accordance with ASC Topic 820, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at June 30, 2024 and December 31, 2023, for which a nonrecurring change in fair value has been recorded:

		Fair Value Measurements at Reporting Date Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Period Ended Total (Gains) Losses
June 30, 2024
Assets:
Individually evaluated loans	$7,560	$—	$—	$7,560	$841

December 31, 2023
Assets:
Individually evaluated loans	$5,822	$—	$—	$5,822	$3,525
Other real estate owned	9,490	—	—	9,490	6,052
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
Other real estate owned is measured at fair value on a nonrecurring basis (upon initial recognition or subsequent impairment). Other real estate owned is classified within Level 3 of the valuation hierarchy. When transferred from the loan portfolio, other real estate owned is adjusted to fair value less estimated selling costs and is subsequently carried at the lower of carrying value or fair value less estimated selling costs. The fair value is determined using an external appraisal process, discounted based on internal criteria. Management reviews the external appraisals for appropriateness and adjusts the value downward to consider selling and closing costs, which typically range from 5% to 8% of the appraised value. Therefore, the Company has categorized its other real estate as Level 3. There was no other real estate owned remeasured during the six months ended June 30, 2024.
In addition, mortgage loans held for sale not recorded under the fair value option are required to be measured at the lower of cost or fair value. The fair value of these loans is based upon binding quotes or bids from third party investors. As of June 30, 2024 and December 31, 2023, all mortgage loans held for sale not recorded under the fair value option were recorded at cost.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Fair Value of Financial Instruments not Recorded at Fair Value
The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instruments that are reported at amortized cost on the Company's consolidated balance sheets were as follows at June 30, 2024 and December 31, 2023:

			Fair Value Measurements at Reporting Date Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2024
Financial assets:
Cash and cash equivalents	$770,749	$770,749	$770,749	$—	$—
Certificates of deposit held in other banks	248	242	—	242	—
Investment securities held to maturity	204,319	165,869	—	165,869	—
Loans held for sale, at cost	3,744	3,860	—	3,860	—
Loans, net	14,476,500	14,208,124	—	—	14,208,124
FHLB of Dallas stock and other restricted stock	14,253	14,253	—	14,253	—
Accrued interest receivable	66,183	66,183	—	66,183	—
Financial liabilities:
Deposits	15,842,676	15,816,389	—	15,816,389	—
Accrued interest payable	54,346	54,346	—	54,346	—
Other borrowings	427,129	420,350	—	420,350	—
Junior subordinated debentures	54,717	66,002	—	66,002	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2023
Financial assets:
Cash and cash equivalents	$721,989	$721,989	$721,989	$—	$—
Certificates of deposit held in other banks	248	243	—	243	—
Investment securities held to maturity	205,232	170,997	—	170,997	—
Loans held for sale, at cost	4,404	4,506	—	4,506	—
Loans, net	14,558,681	14,547,963	—	—	14,547,963
FHLB of Dallas stock and other restricted stock	34,915	34,915	—	34,915	—
Accrued interest receivable	64,237	64,237	—	64,237	—
Financial liabilities:
Deposits	15,723,035	15,697,806	—	15,697,806	—
Accrued interest payable	43,653	43,653	—	43,653	—
FHLB advances	350,000	350,022	—	350,022	—
Other borrowings	271,821	257,975	—	257,975	—
Junior subordinated debentures	54,617	68,735	—	68,735	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

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
The Company's objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company has two interest rate swap derivatives with an aggregated notional amount of $100,000 that were designated as cash flow hedges. The derivatives are intended to hedge the variable cash flows associated with certain existing variable-interest rate loans and were determined to be effective during the three and six months ended June 30, 2024.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest income in the same period that the hedged transaction affects earnings. Amounts of losses recognized in accumulated other comprehensive income related to derivatives was $498 and $2,051, net of tax, and the amounts of losses that were reclassified to interest income as interest payments were made on the Company’s variable-rate loans was $886 and $1,772, net of tax, during and for the three and six months ended June 30, 2024. Amounts of losses recognized in accumulated other comprehensive income related to derivatives was $2,028 and $1,285, net of tax, and the amounts of losses that were reclassified to interest income as interest payments were received on the Company’s variable-rate loans was $810 and $1,516, net of tax, during and for the three and six months ended June 30, 2023. During the next twelve months, the Company estimates that $3,915 will be reclassified as a decrease to interest income.
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
The following table provides the outstanding notional balances and fair values of outstanding derivative positions at June 30, 2024 and December 31, 2023:

	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
June 30, 2024
Derivatives designated as hedging instruments:
Interest rate swaps - cash flow hedge	$100,000	$—	$8,598
Derivatives not designated as hedging instruments:
Interest rate lock commitments	21,413	466	17
Forward mortgage-backed securities trades	19,500	50	11
Commercial loan interest rate swaps:
Loan customer counterparty	187,602	17	9,785
Financial institution counterparty	187,602	9,840	18

December 31, 2023
Derivatives designated as hedging instruments:
Interest rate swaps - cash flow hedge	$100,000	$—	$8,256
Derivatives not designated as hedging instruments:
Interest rate lock commitments	18,789	507	—
Forward mortgage-backed securities trades	15,000	4	43
Commercial loan interest rate swaps:
Loan customer counterparty	201,063	227	9,403
Financial institution counterparty	201,063	9,472	261
The credit exposure related to interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $9,857 and $9,699 at June 30, 2024 and December 31, 2023, respectively. In some cases, collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. At June 30, 2024 and December 31, 2023, cash of $10,787 and $10,242, respectively, and securities of $414 and $444, respectively, were pledged as collateral for these derivatives, respectively, and counterparties had deposited $2,190 of cash with the Company as of June 30, 2024.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The Company has entered into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which the Company is either a participant or a lead bank. Risk participation agreements entered into as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. The Company is party to one risk participation agreement as a participant bank having a notional amount of $1,481 at both June 30, 2024 and December 31, 2023. Risk participation agreements entered into as the lead bank provide credit protection to the Company should the borrower fail to perform on its interest rate derivative contract. The Company is party to one risk participation agreement as the lead bank having a notional amount of $8,663 and $8,805 at June 30, 2024 and December 31, 2023, respectively.
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
A summary of derivative activity and the related impact on the consolidated statements of income (loss) for the three and six months ended June 30, 2024 and 2023 is as follows:

	Income Statement Location	Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Derivatives designated as hedging instruments
Interest rate swaps - cash flow hedges	Interest and fees on loans	$(1,127)	$(1,030)	$(2,254)	$(1,929)
Derivatives not designated as hedging instruments
Interest rate lock commitments	Mortgage banking revenue	(120)	(122)	(58)	60
Forward mortgage-backed securities trades	Mortgage banking revenue	68	208	78	4

Note 10. Stock Awards
The Company grants common stock awards to certain employees of the Company. In May 2022, the shareholders of the Company approved the 2022 Equity Incentive Plan (2022 Plan). Under this plan, the Compensation Committee may grant awards to certain employees and directors of the Company in the form of restricted stock, restricted stock units, stock appreciation rights, qualified and nonqualified stock options, performance share awards and other equity-based awards. Effective with the adoption of the 2022 Plan, no further awards will be granted under the prior 2013 Equity Incentive Plan (2013 Plan). Awards outstanding under the 2013 Plan will remain in effect under the prior plan according to their respective terms and any terminated 2013 Plan awards will be available for awards under the 2022 Plan in accordance with the 2022 Plan's provisions. The 2022 Plan has 1,500,000 reserved shares of common stock to be awarded by the Company’s Compensation Committee. As of June 30, 2024, there were 1,273,586 shares remaining available for grant for future awards.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Restricted Stock Awards
The following table summarizes the activity in nonvested restricted stock awards for the six months ended June 30, 2024 and 2023:

Restricted Stock Awards	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2023	285,340	$58.99
Granted during the period	125,008	44.67
Vested during the period	(83,406)	64.49
Forfeited during the period	(5,992)	48.12
Nonvested shares, June 30, 2024	320,950	$52.19

Nonvested shares, December 31, 2022	309,015	$60.12
Granted during the period	119,767	60.21
Vested during the period	(94,734)	64.69
Forfeited during the period	(3,721)	63.37
Nonvested shares, June 30, 2023	330,327	$58.81
Compensation expense related to these awards is recorded based on the fair value of the award at the date of grant and totaled $2,162 and $4,280 for the three and six months ended June 30, 2024, respectively, and $2,105 and $4,064 for the three and six months ended June 30, 2023, respectively. Compensation expense is recorded in salaries and employee benefits in the accompanying consolidated statements of income (loss). At June 30, 2024, future compensation expense is estimated to be $11,882 and will be recognized over a remaining weighted average period of 2.05 years.
The fair value of common stock awards that vested during the six months ended June 30, 2024 and 2023 was $3,858 and $5,689, respectively. The Company has recorded $10 and $323 in excess tax expense on vested restricted stock to income tax expense for the three and six months ended June 30, 2024, respectively, and $11 and $96 in excess tax expense for the three and six months ended June 30, 2023, respectively.
There were no modifications of stock agreements during the six months ended June 30, 2024 and 2023 that resulted in significant additional incremental compensation costs.
At June 30, 2024, the future vesting schedule of the nonvested restricted stock awards is as follows:

Number of Shares
First year	169,665
Second year	96,758
Third year	53,906
Fourth year	621
Total nonvested shares	320,950

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Performance-Based Restricted Stock Units
Performance-based restricted stock units (PSUs) represent shares potentially issuable in the future. For awards granted prior to 2024, the number of shares issued is based upon the measure of the Company's achievement of its relative adjusted return on average tangible common equity, as defined by the Company, over the award's performance period as compared to an identified peer group's achievement over the same performance period. For awards granted in 2024, the number of shares issued is based upon two equally weighted measures 1) the Company's cumulative adjusted diluted earnings per share over the performance period, as defined by the Company, and 2) its relative total shareholder return over the award's performance period as compared to an identified peer group. The number of shares issuable under each performance award is the product of the award target and the award payout percentage for the given level of achievement which ranges from 0% to 150% of the target.
The following table summarizes the activity in nonvested PSUs at target award level for the six months ended June 30, 2024 and 2023:

Performance-Based Restricted Stock Units	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2023	178,178	$51.55
Granted during the period	37,738	44.69
Forfeited during the period	(20,198)	62.58
Nonvested shares, June 30, 2024	195,718	$49.09

Nonvested shares, December 31, 2022	140,240	$49.20
Granted during the period	37,938	60.21
Nonvested shares, June 30, 2023	178,178	$51.55
Compensation expense related to PSUs is estimated each period based on the fair value of the target stock unit at the grant date and the most probable level of achievement of the performance condition, adjusted for the passage of time within the vesting periods of the awards. Compensation expense related to these awards was $566 and $1,054 for the three and six months ended June 30, 2024, respectively, and $599 and $1,085 for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, the unrecognized compensation expense is estimated to be $3,305. The remaining performance period over which the expense will be recognized is 2.03 years.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Common Equity Tier 1 (CET1) and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of June 30, 2024 and December 31, 2023, the Company and the Bank meet all capital adequacy requirements to which they are subject, including the capital buffer requirement.
As of June 30, 2024 and December 31, 2023, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk based, CET1, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Bank’s category.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The following table presents actual and required capital ratios under Basel III Capital Rules for the Company and Bank as of June 30, 2024 and December 31, 2023. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended, to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required Plus Capital Conservation Buffer		Required To Be Considered Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2024
Total capital to risk weighted assets:
Consolidated	$1,902,311	11.75%	$1,699,619	10.50%	$1,618,685	10.00%
Bank	2,043,629	12.63	1,699,041	10.50	1,618,134	10.00
Tier 1 capital to risk weighted assets:
Consolidated	1,624,024	10.03	1,375,882	8.50	971,211	6.00
Bank	1,895,342	11.71	1,375,414	8.50	1,294,507	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	1,568,424	9.69	1,133,080	7.00	N/A	N/A
Bank	1,895,342	11.71	1,132,694	7.00	1,051,787	6.50
Tier 1 capital to average assets:
Consolidated	1,624,024	8.76	741,481	4.00	N/A	N/A
Bank	1,895,342	10.23	741,401	4.00	926,752	5.00

December 31, 2023
Total capital to risk weighted assets:
Consolidated	$1,885,776	11.57%	$1,711,650	10.50%	$1,630,143	10.00%
Bank	2,020,376	12.40	1,711,142	10.50	1,629,659	10.00
Tier 1 capital to risk weighted assets:
Consolidated	1,617,985	9.93	1,385,621	8.50	978,086	6.00
Bank	1,882,585	11.55	1,385,210	8.50	1,303,727	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	1,562,385	9.58	1,141,100	7.00	N/A	N/A
Bank	1,882,585	11.55	1,140,761	7.00	1,059,278	6.50
Tier 1 capital to average assets:
Consolidated	1,617,985	8.94	723,633	4.00	N/A	N/A
Bank	1,882,585	10.41	723,438	4.00	904,298	5.00
_____________
(1)    “Well-capitalized” Common Equity Tier 1 to Risk-Weighted Assets and Tier 1 to Average Assets are not formally defined under applicable banking regulations for bank holding companies. However, the Federal Reserve Board and the FDIC may require the Company to maintain a Tier 1 to Average Assets Ratio above the required minimum.
Stock repurchase program: From time to time, the Company's Board of Directors has authorized stock repurchase programs which allow the Company to purchase its common stock generally over a one-year period at various prices in the open market or in privately negotiated transactions. The Company is currently not under a stock repurchase program for 2024. There were no shares repurchased under the prior 2023 Plan during the six months ended June 30, 2023.
Company stock repurchased to settle employee tax withholding related to vesting of stock awards totaled 412 and 24,766 shares at a total cost of $18 and $1,147 for the three and six months ended June 30, 2024, respectively, and 486 and 27,263 shares at a total cost of $22 and $1,639 for the three and six months ended June 30, 2023, respectively, and were not included under the repurchase program.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Note 12. Business Combination
Proposed Merger with SouthState Corporation
On May 20, 2024, the Company and SSB jointly announced the signing of a definitive merger agreement, dated May 17, 2024, under which, SSB will acquire the Company in an all-stock transaction by means of merger, with SSB continuing as the surviving entity. SSB is headquartered in Winter Haven, Florida and has full-service locations in Florida, Alabama, Georgia, South Carolina, North Carolina and Virginia. Under the terms of the agreement, the Company will merge into SSB and the Bank will merge into SouthState Bank, National Association.
Under the terms of the merger agreement, the Company's shareholders will receive 0.60 shares of SSB's common stock for each share of Company common stock based on a fixed exchange ratio. Following the completion of the merger, it is estimated that former holders of the Company's common stock will own approximately 25% and holders of SSB common stock will own approximately 75% of the common stock of the surviving company.
The merger agreement was unanimously approved by the boards of directors of both companies and is anticipated to close in first quarter of 2025, although delays may occur. The transaction is subject to receipt of regulatory approvals and satisfaction of other customary closing conditions, including approval of both the Company and SSB shareholders. Special shareholder meetings are scheduled to take place on August 14, 2024. The Company has incurred expenses related to the proposed merger of approximately $2,338 for the three and six months ended June 30, 2024, which is included in acquisition expense in the consolidated statements of income.

Note 13. Subsequent Events
Declaration of Dividends
On July 19, 2024, the Company declared a quarterly cash dividend in the amount of $0.38 per share of common stock to the stockholders of record on August 5, 2024. The dividend will be paid on August 19, 2024.
Line of Credit Agreement
On July 22, 2024, the Company amended its $100,000 unsecured revolving line of credit with a maturity date of February 15, 2025 to modify the minimum return on average assets financial covenant for the period commencing April 1, 2024 and continuing until March 31, 2025 to exclude the goodwill impairment recognized in second quarter 2024 and to revise certain definitions related to the SSB merger. On July 31, 2024, the Company repaid the balance owed and has no borrowings outstanding against this line as of August 5, 2024.
Subordinated Debentures
On July 31, 2024, the Company issued $175,000 of 8.375% fixed-to-floating rate subordinated debentures due August 15, 2034. The debentures were sold at a 1.5% discount of $2,625 in addition to origination costs totaling $1,164 resulting in net proceeds of $171,211. Initial interest payments of 8.375% fixed rate will be payable semiannually in arrears through August 15, 2029. Thereafter, floating rate payments of 3 month Secured Overnight Financing Rate (SOFR) plus 4.605% will be payable quarterly in arrears. The maturity date is August 15, 2034 with an optional redemption at August 15, 2029. The notes meet the criteria to be recognized as Tier 2 capital for regulatory purposes.

Also on July 31, 2024, the Company redeemed $110,000 of its outstanding 5.875% fixed rate subordinated debentures due August 1, 2024, at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest of $3,231.

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

•the possibility that the Company's pending merger with SSB does not close when expected or at all because required regulatory, shareholder or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of such merger);
•the risk that the benefits from the merger with SSB may not be fully realized or may take longer to realize than expected;
•the risk of disruption to the Company's business as a result of the announcement and pendency of the merger with SSB;
•the possibility that the merger with SSB may be more expensive to complete than anticipated, including as a result of unexpected factors or events;
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
As of June 30, 2024, the Company operated 92 full service banking locations in north, central and southeast Texas regions, and along the Colorado Front Range region, with 61 Texas locations and 31 Colorado locations.
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

Recent Developments
Pending Acquisition
As described in Note 1. Summary of Significant Accounting Policies and Note 12. Business Combination in the Company's consolidated financial statements included elsewhere in this report, the Company and SSB have entered into a definitive agreement, dated May 17, 2024, providing that, among other things and on the terms and subject to the conditions set forth therein, SSB will acquire the Company in an all-stock transaction by means of a merger of the Company with and into SSB with SSB surviving the merger. The Company's shareholders will receive 0.60 shares of SSB's common stock for each share of Company common stock based on a fixed exchange ratio. The merger has been approved by the Boards of Directors of both companies and is expected to close during the first quarter of 2025, although delays may occur. The transaction is subject to certain conditions, including the approval by shareholders of the Company, SSB and customary regulatory approvals. Merger expenses of approximately $2.3 million have been incurred for the three and six months ended June 30, 2024. Additional merger expenses are expected to be incurred for the remainder of 2024.
Goodwill Impairment Charge
As described in Note 1. Summary of Significant Accounting Policies, as a result of entering into a merger agreement with SSB and due to the Company's stock price trading below book value through June 30, 2024, the Company recorded a $518.0 million goodwill impairment charge included in noninterest expense in the consolidated financial statements. This impairment charge has negatively affected the Company's earnings for the six months ended June 30, 2024, reducing net income by $516.8 million (after tax) or $12.50 per diluted share.

Discussion and Analysis of Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023
The following discussion and analysis of the Company's results of operations compares the operations for the three and six months ended June 30, 2024 with the three and six months ended June 30, 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results of operations that may be expected for all of the year ending December 31, 2024.
Results of Operations
For the three months ended June 30, 2024, the Company had a net loss of $493.5 million ($(11.93) per common share on a diluted basis) compared with net income of $33.1 million ($0.80 per common share on a diluted basis) for the three months ended June 30, 2023. The Company posted annualized returns on average equity of (87.53)% and 5.62%, returns on average assets of (10.55)% and 0.71% and efficiency ratios of 509.32% and 64.68% for the three months ended June 30, 2024 and 2023, respectively. The efficiency ratio is calculated by dividing total noninterest expense (which excludes the provision for credit losses and the amortization of other intangible assets) by net interest income plus noninterest income.

For the six months ended June 30, 2024, net loss was $469.3 million ($(11.35) per common share on a diluted basis) compared with net loss of $4.4 million ($(0.11) per common share on a diluted basis) for the six months ended June 30, 2023. The Company posted annualized returns on average equity of (40.45)% and (0.38)%, returns on average assets of (5.00)% and (0.05)% and efficiency ratios of 293.99% and 100.18% for the six months ended June 30, 2024 and 2023, respectively.
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
Net interest income was $105.1 million for the three months ended June 30, 2024, a decrease of $8.5 million, or 7.4%, from $113.6 million for the three months ended June 30, 2023. The decrease in net interest income was primarily due to the increased funding costs on our deposit products, including brokered deposits due to the rising interest rate environment during 2023 offset to a lesser extent by increased earnings on average loan balances. Average interest-earning assets increased $298.6 million or 1.8%, to $17.1 billion for the three months ended June 30, 2024 compared to $16.8 billion for the three months ended June 30, 2023. The increase is primarily due to higher average loan balances, which increased approximately $608.0 million, due to organic growth primarily occurring during the second half of 2023 offset by decreases in average securities of $97.9 million and interest-bearing cash balances of $211.5 million. The yield on average interest-earning assets increased 48 basis points from 5.14% for the three months ended June 30, 2023 to 5.62% for the three months ended June 30, 2024. The increase in asset yield from the prior year is primarily a result of increases in the benchmark rates over the last year. The average cost of interest-bearing liabilities increased 79 basis points to 4.16% for the three months ended June 30, 2024 compared to 3.37% for the three months ended June 30, 2023. The increase is reflective of higher funding costs, primarily on deposit products as a result of Fed Funds rate increases in 2023, offset by decreased costs on FHLB advances, primarily due to lower holdings based on liquidity needs resulting in a shift in funding sources for the year-over-year period. Also contributing was the shift from non-interest bearing deposits into interest-bearing products during the year over year period as well as an increase in higher cost brokered deposits. The aforementioned changes resulted in an 24 basis point decrease in the net interest margin for the three months ended June 30, 2024 at 2.47% compared to 2.71% for the three months ended June 30, 2023.
Net interest income was $208.2 million for the six months ended June 30, 2024, a decrease of $33.4 million, or 13.8%, from $241.5 million for the six months ended June 30, 2023. The decrease was primarily driven by the increased funding costs on our deposit products as a result of the multiple Fed rate increases in 2023 offset to a lesser extent by increased earnings on interest-earning assets, primarily average loans. Average interest-earning assets increased $515.2 million or 3.1%, to $17.1 billion for the six months ended June 30, 2024 compared to $16.6 billion for the six months ended June 30, 2023. The increase was driven by increases in average loan balances of $644.7 million due to organic growth, offset by decreased average interest-bearing cash balances of $30.9 million and average securities balances of $98.6 million. The average yield on interest-earning assets increased 52 basis points from 5.06% for the six months ended June 30, 2023 to 5.58% for the six months ended June 30, 2024 while the average rate paid on interest-bearing liabilities increased 112 basis points from 3.02% for the six months ended June 30, 2023 to 4.14% for the six months ended June 30, 2024. The net interest margin for the six months ended June 30, 2024 decreased 49 basis points to 2.45% compared to 2.94% for the six months ended June 30, 2023 due primarily to increased funding costs on deposits resulting from Fed rate increases during 2023, offset to a lesser extent by higher earnings on loans due to organic growth occurring in the last half of 2023.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and six months ended June 30, 2024 and 2023. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances.

	Three Months Ended June 30,
	2024			2023
(dollars in thousands)	Average Outstanding Balance	Interest	Yield/ Rate (4)	Average Outstanding Balance	Interest	Yield/ Rate (4)
Interest-earning assets:
Loans (1)	$14,635,773	$219,291	6.03%	$14,027,773	$193,612	5.54%
Taxable securities	1,385,384	8,032	2.33	1,456,873	7,791	2.14
Nontaxable securities	392,178	2,524	2.59	418,575	2,586	2.48
Interest-bearing deposits and other	682,216	9,238	5.45	893,752	11,305	5.07
Total interest-earning assets	17,095,551	239,085	5.62	16,796,973	215,294	5.14
Noninterest-earning assets	1,708,326			1,855,477
Total assets	$18,803,877			$18,652,450
Interest-bearing liabilities:
Checking accounts	$5,446,233	$49,661	3.67%	$5,646,603	$41,943	2.98%
Savings accounts	514,419	225	0.18	638,292	83	0.05
Money market accounts	2,020,883	21,072	4.19	1,421,920	11,012	3.11
Certificates of deposit	4,349,560	54,290	5.02	2,614,849	25,106	3.85
Total deposits	12,331,095	125,248	4.09	10,321,664	78,144	3.04
FHLB advances	128,571	1,750	5.47	1,412,637	18,025	5.12
Other borrowings - short-term	200,243	2,646	5.31	74,643	1,291	6.94
Other borrowings - long-term	238,325	3,070	5.18	237,708	3,070	5.18
Junior subordinated debentures	54,699	1,223	8.99	54,501	1,157	8.51
Total interest-bearing liabilities	12,952,933	133,937	4.16	12,101,153	101,687	3.37
Noninterest-bearing demand accounts	3,334,724			3,979,818
Noninterest-bearing liabilities	248,931			211,253
Stockholders’ equity	2,267,289			2,360,226
Total liabilities and equity	$18,803,877			$18,652,450
Net interest income		$105,148			$113,607
Interest rate spread			1.46%			1.77%
Net interest margin (2)			2.47			2.71
Net interest income and margin (tax equivalent basis) (3)		$106,223	2.50		$114,642	2.74
Average interest-earning assets to interest-bearing liabilities			131.98			138.80

	Six Months Ended June 30,
	2024			2023
(dollars in thousands)	Average Outstanding Balance	Interest	Yield/ Rate (4)	Average Outstanding Balance	Interest	Yield/ Rate (4)
Interest-earning assets:
Loans (1)	$14,624,693	$434,802	5.98%	$13,980,015	$377,906	5.45%
Taxable securities	1,388,098	15,677	2.27	1,460,902	15,649	2.16
Nontaxable securities	395,246	5,042	2.57	421,052	5,189	2.49
Interest-bearing deposits and other	692,441	18,769	5.45	723,305	17,726	4.94
Total interest-earning assets	17,100,478	474,290	5.58	16,585,274	416,470	5.06
Noninterest-earning assets	1,770,464			1,856,383
Total assets	$18,870,942			$18,441,657
Interest-bearing liabilities:
Checking accounts	$5,497,080	$99,560	3.64%	$5,958,145	$80,836	2.74%
Savings accounts	523,952	389	0.15	683,321	173	0.05
Money market accounts	1,945,055	40,525	4.19	1,598,603	23,446	2.96
Certificates of deposit	4,320,318	107,284	4.99	2,115,827	35,950	3.43
Total deposits	12,286,405	247,758	4.06	10,355,896	140,405	2.73
FHLB advances	168,681	4,605	5.49	997,099	23,849	4.82
Other borrowings - short-term	193,170	5,158	5.37	39,743	1,344	6.82
Other borrowings - long-term	238,248	6,140	5.18	252,034	7,096	5.68
Junior subordinated debentures	54,674	2,450	9.01	54,476	2,247	8.32
Total interest-bearing liabilities	12,941,178	266,111	4.14	11,699,248	174,941	3.02
Noninterest-bearing demand accounts	3,351,407			4,191,141
Noninterest-bearing liabilities	245,426			181,000
Stockholders’ equity	2,332,931			2,370,268
Total liabilities and equity	$18,870,942			$18,441,657
Net interest income		$208,179			$241,529
Interest rate spread			1.44%			2.04%
Net interest margin (2)			2.45			2.94
Net interest income and margin (tax equivalent basis) (3)		$210,330	2.47		$243,604	2.96
Average interest-earning assets to interest-bearing liabilities			132.14			141.76
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
The following table presents the components of provision for credit losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Provision for credit losses related to:
Loans	$544	$68	$(2,840)	$(653)
Held to maturity securities	—	—	—	—
Off-balance sheet credit exposures	(544)	152	(360)	963
Total provision for credit losses	$—	$220	$(3,200)	$310
Provision expense (reversal) for loans is generally reflective of organic loan growth or decline as well as charge-offs or specific reserves taken during the respective period. Provision expense (reversal) is also impacted by the economic outlook and changes in macroeconomic variables. The provision expense for the three months ended June 30, 2024 was due to an increase in total credit allocations on evaluated loans during the quarter. The provision reversal recorded for the six months ended June 30, 2024 primarily reflects decreases in the loan portfolio and to a lessor extent, an improved economic forecast. The provision expense recorded for the three months ended June 30, 2023 primarily relates to loan growth, while the provision reversal recorded for the six months ended June 30, 2023 was primarily reflective of improvements in risk rated loans and the economic outlook over the period as well as changes within the loan pool mix.
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

Noninterest Income
The following table sets forth the major components of noninterest income for the three and six months ended June 30, 2024 and 2023 and the period-over-period variations in such categories of noninterest income:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(dollars in thousands)	2024	2023	2024 v. 2023		2024	2023	2024 v. 2023
Noninterest Income
Service charges on deposit accounts	$3,586	$3,519	$67	1.9%	$7,186	$6,868	$318	4.6%
Investment management fees	2,813	2,444	369	15.1	5,457	4,745	712	15.0
Mortgage banking revenue	1,540	2,248	(708)	(31.5)	3,175	3,872	(697)	(18.0)
Mortgage warehouse purchase program fees	655	535	120	22.4	1,195	859	336	39.1
(Loss) gain on sale of loans	—	(7)	7	N/M	74	(7)	81	N/M
Gain on sale of other real estate	—	—	—	N/M	13	—	13	N/M
(Loss) gain on sale and disposal of premises and equipment	(11)	354	(365)	N/M	(11)	401	(412)	N/M
Increase in cash surrender value of BOLI	1,572	1,410	162	11.5	3,127	2,787	340	12.2
Other	3,278	3,592	(314)	(8.7)	6,087	7,324	(1,237)	(16.9)
Total noninterest income	$13,433	$14,095	$(662)	(4.7)%	$26,303	$26,849	$(546)	(2.0)%
____________
N/M - not meaningful
Total noninterest income decreased $662 thousand, or 4.7% and $546 thousand, or 2.0% for the three and six months ended June 30, 2024 over same periods in 2023, respectively. Significant changes in the components of noninterest income are discussed below.
Investment management fees. Investment management fees increased $369 thousand, or 15.1% and $712 thousand, or 15.0% for the three and six months ended June 30, 2024 as compared to the same periods in 2023, respectively. The increases were due to higher managed asset balances due to improvement in the market over the year.
Mortgage banking revenue. Mortgage banking revenue decreased $708 thousand, or 31.5% and $697 thousand, or 18.0% for the three and six months ended June 30, 2024 as compared to the same periods in 2023, respectively. The decreases were primarily due to lower volumes and margins resulting from higher interest rates for the year over year period.
Other noninterest income. Other noninterest income decreased $314 thousand, or 8.7% and $1.2 million, or 16.9% for the three and six months ended June 30, 2024 as compared to the same periods in 2023, respectively. Other noninterest income was higher for the three and six months ended June 30, 2023 due to increases in various types of miscellaneous income. In addition, the six month period ended June 30, 2023 also reflects a $318 thousand BOLI benefit claim that occurred in early 2023.

Noninterest Expense
The following table sets forth the major components of noninterest expense for the three and six months ended June 30, 2024 and 2023 and the period-over-period variations in such categories of noninterest expense:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(dollars in thousands)	2024	2023	2024 v. 2023		2024	2023	2024 v. 2023
Noninterest Expense
Salaries and employee benefits	$49,060	$46,940	$2,120	4.5%	$96,393	$93,215	$3,178	3.4%
Occupancy	12,076	11,640	436	3.7	24,625	23,199	1,426	6.1
Communications and technology	7,676	7,196	480	6.7	15,361	14,286	1,075	7.5
FDIC assessment	2,816	3,806	(990)	(26.0)	8,958	6,518	2,440	37.4
Advertising and public relations	853	1,004	(151)	(15.0)	1,268	1,608	(340)	(21.1)
Other real estate owned (income) expenses, net	(37)	(185)	148	N/M	28	(229)	257	N/M
Impairment of other real estate	—	1,000	(1,000)	N/M	345	2,200	(1,855)	N/M
Amortization of other intangible assets	2,953	3,111	(158)	(5.1)	6,028	6,222	(194)	(3.1)
Litigation settlement	—	—	—	N/M	—	102,500	(102,500)	N/M
Professional fees	1,301	1,785	(484)	(27.1)	3,110	4,850	(1,740)	(35.9)
Acquisition expense, including legal	2,338	—	2,338	N/M	2,338	—	2,338	N/M
Goodwill impairment	518,000	—	518,000	N/M	518,000	—	518,000	N/M
Other	9,875	9,408	467	5.0	18,930	20,716	(1,786)	(8.6)
Total noninterest expense	$606,911	$85,705	$521,206	608.1%	$695,384	$275,085	$420,299	152.8%
____________
N/M - not meaningful
Noninterest expense increased $521.2 million, or 608.1% and increased $420.3 million, or 152.8% for the three and six months ended June 30, 2024, as compared to the same periods in 2023, respectively. The significant change in the components of noninterest expense is discussed below.
Salaries and employee benefits. Salaries and employee benefits increased $2.1 million, or 4.5% and $3.2 million, or 3.4% for the three and six months ended June 30, 2024 compared to the same periods in 2023, respectively. The increase for the three and six month period was primarily due to $2.9 million and $3.6 million in higher combined salaries and bonus expenses compared to the prior year periods, respectively, offset by $386 thousand and $946 thousand in lower contract labor costs, respectively. The three month period in the current year also reflects $670 thousand lower employee insurance costs compared to the same period in the prior year.
FDIC assessment. FDIC assessment decreased $1.0 million, or 26.0% and increased $2.4 million, or 37.4% for the three and six months ended June 30, 2024 compared to the same periods in 2023, respectively. The decrease for the three month period was due primarily to a $645 thousand reduction to the special assessment accrual in first quarter 2024 to recover uninsured deposit losses related to 2023 bank failures. The increase for the six month period was due to the additional special assessment of $1.5 million, net of reduction mentioned above, as well as increases in the cumulative quarterly assessments' component rates related to liquidity for the year over year period.
Litigation settlement. Litigation settlement of $102.5 million was recognized in the first quarter 2023 due to the settlement of the ongoing litigation that was acquired by the Company in 2014. Refer to Part II. Item 1. Legal Proceedings for more information.
Professional fees. Professional fees decreased $484 thousand, or 27.1% and $1.7 million, or 35.9% for the three and six months ended June 30, 2024 compared to the same periods in 2023, respectively. The decrease was due primarily to lower consulting fees of $230 thousand and $1.1 million, for the respective periods, due to less active projects. Additionally, lower audit and tax fees of $100 thousand and $267 thousand were recorded in the respective periods.

Acquisition expense, including legal. Acquisition expense, including legal was $2.3 million for the three and six months ended June 30, 2024 compared to zero for the same periods in 2023. The increase is related to the pending merger with SSB that was announced in the second quarter 2024.
Goodwill impairment. Goodwill impairment of $518.0 million was recognized in the second quarter 2024 triggered by the Company entering into a merger agreement with SSB as well as the Company's stock price trading below book value, as discussed elsewhere in this report.
Income Tax Expense
Income tax expense was $5.1 million and $11.6 million for the three and six months ended June 30, 2024, respectively, compared to income tax expense (benefit) of $8.7 million and $(2.6) million for the same periods in 2023, respectively. The effective tax rates were (1.0)% and (2.5)% for the three and six months ended June 30, 2024, respectively, compared to 20.8% and 36.8% for the same periods in 2023, respectively. The effective rates for the three and six months ended June 30, 2024 are negative primarily due to the goodwill impairment charge, of which $512.4 million is not deductible for tax purposes. The higher effective rate for six months ended March 31, 2023 is due to the Company being in a loss position as a result of litigation expense the Company incurred in first quarter 2023.
Discussion and Analysis of Financial Condition
The following discussion and analysis summarizes the financial condition of the Company as of June 30, 2024 and December 31, 2023 and details certain changes between those periods.
Assets
The Company’s total assets decreased by $675.9 million, or 3.6%, to $18.4 billion as of June 30, 2024 from $19.0 billion at December 31, 2023. The decrease is mainly due to a decrease in goodwill as a result of the impairment charge, as well as decreases in loans, available for sale securities and FHLB and other restricted stock during the period.

Loan Portfolio
The Company’s loan portfolio is the largest category of the Company’s earning assets. The following table presents the balance and associated percentage of each major category in the Company's loan portfolio as of June 30, 2024 and December 31, 2023:

(dollars in thousands)	June 30, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
Commercial	$2,152,792	14.7%	$2,266,851	15.4%
Mortgage warehouse purchase loans	633,654	4.3	549,689	3.7
Real estate:
Commercial	8,406,528	57.5	8,289,124	56.3
Commercial construction, land and land development	1,131,384	7.7	1,231,484	8.4
Residential (1)	1,699,220	11.6	1,686,206	11.5
Single-family interim construction	427,678	2.9	517,928	3.5
Agricultural	110,416	0.8	109,451	0.7
Consumer	72,163	0.5	76,229	0.5
Total gross loans	$14,633,835	100.0%	$14,726,962	100.0%
____________
(1)    Includes loans held for sale of $12.0 million and $16.4 million at June 30, 2024 and December 31, 2023, respectively.
As of June 30, 2024 and December 31, 2023, the Company's loan portfolio, before the allowance for credit losses, totaled $14.6 billion and $14.7 billion, respectively, which is a decrease of 0.6% between the two periods. Loans held for investment, excluding mortgage warehouse purchase loans and loans held for sale, decreased $173.3 million, or 2.5% annualized for the six month period. See Note 4. Loans, Net and Allowance for Credit Losses on Loans for more details on the Company's loan portfolio.
Commercial real estate (CRE) loans Concentration. The commercial real estate loan portfolio has historically been the Company's largest category of loans, representing 57.5% and 56.3% of the total loan portfolio as of June 30, 2024 and December 31, 2023, respectively. Non-Owner Occupied CRE represents $6.6 billion, or 78.7% of total CRE and 45.2% of the total loan portfolio, and $6.5 billion, or 78.7% of total CRE and 44.3% of the total portfolio, as of June 30, 2024 and December 31, 2023, respectively. The Company expects that commercial real estate loans will continue to be a significant portion of the Company’s total loan portfolio.
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
Despite the Company's concentration in CRE, the properties securing this portfolio are diversified in terms of type and geographic location. This diversity helps reduce the exposure to adverse economic events that affect any single market or industry. As a matter of policy, the CRE portfolio is subject to risk exposure limits by individual asset classes as well as geographic collateral locations outside of our market areas. We regularly identify and assess concentration levels through ongoing reporting to our Board of Directors as well as committees at both the Board and Management levels. Credit underwriting standards are periodically reviewed and adjusted based upon observations from our ongoing monitoring of economic conditions in major real estate markets in which we lend. In response to the current dynamic interest rate environment and 2023 increases in the benchmark rates that determine loan pricing, the Company has enhanced its stress testing and loan review activities to mitigate interest rate reset risk with a specific emphasis on borrowers’ abilities to absorb the impact of higher interest loan rates.

The following table summarizes CRE concentration by property type and owner occupied and non-owner occupied as a percentage of total commercial real estate loans as of June 30, 2024 and December 31, 2023:

(dollars in thousands)	CRE Concentration by Property Type		Percentage of Total CRE Concentration
June 30, 2024	Amount	Percent of Total	Owner Occupied	Non-Owner Occupied
Retail	$2,494,754	29.7%	1.7%	28.0%
Office and Office Warehouse	1,504,089	17.9	5.2	12.7
Multifamily	1,116,064	13.3	—	13.3
Industrial	964,229	11.5	2.1	9.4
Healthcare	464,776	5.5	1.8	3.7
Hotel/Motel	370,462	4.4	—	4.4
Convenience Store	320,304	3.8	2.5	1.3
Daycare/School	216,231	2.6	2.1	0.5
Restaurant	167,968	2.0	1.2	0.8
RV & Mobile Home Parks	126,393	1.5	—	1.5
Church	117,274	1.4	1.4	—
Mini Storage	125,978	1.5	—	1.5
Dealerships	74,468	0.9	0.8	0.1
Mixed Use (Non-Retail)	19,945	0.2	—	0.2
Miscellaneous	323,593	3.8	2.5	1.3
Total commercial real estate loans	$8,406,528	100.0%	21.3%	78.7%

December 31, 2023
Retail	$2,522,945	30.4%	1.6%	28.8%
Office and Office Warehouse	1,537,632	18.5	5.1	13.4
Multifamily	1,013,767	12.2	—	12.2
Industrial	953,190	11.5	2.2	9.3
Healthcare	379,666	4.6	1.8	2.8
Hotel/Motel	374,895	4.5	—	4.5
Convenience Store	293,771	3.5	2.3	1.2
Daycare/School	221,791	2.7	2.2	0.5
Restaurant	157,258	1.9	1.1	0.8
RV & Mobile Home Parks	145,825	1.8	—	1.8
Church	124,834	1.5	1.5	—
Mini Storage	108,935	1.3	—	1.3
Dealerships	84,687	1.0	0.9	0.1
Mixed Use (Non-Retail)	56,031	0.7	—	0.7
Miscellaneous	313,897	3.9	2.6	1.3
Total commercial real estate loans	$8,289,124	100.0%	21.3%	78.7%

The following table summarizes the CRE concentration by geographic region in which the loans were originated as a percentage of total commercial real estate loans as of June 30, 2024 and December 31, 2023:

(dollars in thousands)	June 30, 2024		December 31, 2023
Geographic Region
North Texas	$1,832,887	21.8%	$1,841,683	22.2%
Central Texas	943,869	11.2	895,708	10.8
Houston	2,808,716	33.4	2,799,345	33.8
Colorado Front Range	2,821,056	33.6	2,752,388	33.2
Total commercial real estate loans	$8,406,528	100.0%	$8,289,124	100.0%
Additional information related to the granularity in the commercial real estate portfolio is presented in the table below as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Average loan amount	$2.0 million	$1.9 million
Number of loans > $5 million	409	395
Largest loan in the portfolio	$37.9 million	$33.1 million
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
The Company classifies nonperforming assets and nonperforming loans, including nonaccrual loans and loans past due 90 days or more and still accruing interest, as well as other real estate owned and other repossessed assets. Further information regarding the Company's accounting policies related to past due loans, nonaccrual loans, collateral dependent loans and loan modifications to borrowers experiencing financial difficulty is presented in Note 4. Loans, Net and Allowance for Credit Losses on Loans.

The following table sets forth the allocation of the Company’s nonperforming assets among the Company’s different asset categories and key credit-related metrics as of the dates indicated. The balances of nonperforming loans reflect the net investment in these assets.

(dollars in thousands)	June 30, 2024	December 31, 2023
Nonaccrual loans
Commercial	$23,436	$21,541
Commercial real estate	28,561	26,564
Commercial construction, land and land development	9	10
Residential real estate	2,986	2,111
Single-family interim construction	—	—
Agricultural	75	75
Consumer	—	5
Total nonaccrual loans	55,067	50,306
Total loans delinquent 90 days or more and still accruing	1,080	1,494
Total nonperforming loans	56,147	51,800
Total other real estate owned and other repossessed assets	8,799	9,604
Total nonperforming assets	$64,946	$61,404

Total allowance for credit losses on loans	$145,323	$151,861
Total loans held for investment (1)	$13,988,169	$14,160,853
Total assets	$18,359,162	$19,035,102

Credit Ratios
Ratio of nonperforming loans to total loans held for investment	0.40%	0.37%
Ratio of nonperforming assets to total assets	0.35	0.32
Ratio of nonaccrual loans to total loans held for investment	0.39	0.36
Ratio of allowance for credit losses on loans to total loans held for investment	1.04	1.07
Ratio of allowance for credit losses on loans to nonaccrual loans	263.90	301.87
Ratio of allowance for credit losses on loans to total nonperforming loans	258.83	293.17
____________
(1)     Excluding mortgage warehouse purchase loans of $633.7 million and $549.7 million and loans held for sale of $12.0 million and $16.4 million as of June 30, 2024 and December 31, 2023, respectively.
Nonaccrual loans increased to $55.1 million as of June 30, 2024 from $50.3 million as of December 31, 2023. The increase in nonaccrual loans was primarily due to the addition of a commercial loan relationships totaling $2.0 million, a commercial real estate loan totaling $1.5 million and a residential real estate loan of $844 thousand.
Other real estate owned and other repossessed assets decreased from $9.6 million as of December 31, 2023 to $8.8 million as of June 30, 2024 due to the sale of an $805 thousand other real estate property during the period.

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
Analysis of the Allowance for Credit Losses - Loans
The following table sets forth the allowance for credit losses by category of loans:

	June 30, 2024		December 31, 2023
(dollars in thousands)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Commercial loans	$35,165	14.7%	$34,793	15.4%
Mortgage warehouse purchase loans	—	4.3	—	3.7
Real estate:
Commercial real estate	64,231	57.5	60,096	56.3
Construction, land and land development	24,735	7.7	31,494	8.4
Residential real estate	7,482	11.6	6,917	11.5
Single-family interim construction	12,718	2.9	17,437	3.5
Agricultural	556	0.8	745	0.7
Consumer	436	0.5	379	0.5
Total allowance for credit losses	$145,323	100.0%	$151,861	100.0%
____________
(1)    Represents the percentage of the Company’s total loans included in each loan category.
As of June 30, 2024, the allowance for credit losses on loans amounted to $145.3 million, or 1.04%, of total loans held for investment, excluding mortgage warehouse purchase loans, compared with $151.9 million, or 1.07%, as of December 31, 2023.
As of June 30, 2024, the Company had specific credit loss allocations of $15.7 million on individually evaluated loans totaling $51.8 million, compared with specific credit loss allocations of $15.2 million on individually evaluated loans totaling $47.3 million as of December 31, 2023. The majority of the increase in individually evaluated loans and specific credit loss allocations was due to the addition of a commercial loan relationship totaling $2.0 million with specific credit loss allocation of $559 thousand, two commercial real estate loans totaling $2.0 million and a residential real estate loan totaling $844 thousand.

The factors driving significant changes in credit loss allocations by segment for the six months ended June 30, 2024 are discussed below.
The allowance allocated to commercial real estate totaled $64.2 million, or 0.8% of total commercial real estate loans as of June 30, 2024, compared to $60.1 million, or 0.7% of commercial real estate loans as of December 31, 2023. The allowance for credit losses increased $4.1 million, or 6.9% over the year. Modeled expected credit losses increased $2.6 million, while qualitative factors and other qualitative adjustments increased $1.8 million. The increase in modeled losses was primarily driven by changes to the commercial real estate (CRE) Index and the increase in loans within this portfolio segment. The increase in qualitative factors was due to elevated risk-grade credits and past due trends. Specific allocations for commercial real estate loans that were evaluated for expected credit losses on an individual basis decreased $243 thousand from $3.6 million at December 31, 2023 to $3.3 million at June 30, 2024.
The allowance allocated to construction, land and land development loans totaled $24.7 million, or 2.2% of total construction, land and land development loans as of June 30, 2024, compared to $31.5 million, or 2.6% of construction, land and land development loans as of December 31, 2023. The allowance for credit losses decreased $6.8 million, or 21.5% for the period. Modeled expected credit losses decreased $12.9 million, while qualitative adjustments increased $6.2 million. The decrease in modeled losses was a result of improvements in the national housing price index (HPI) used in the calculation in addition to the decrease in loan balances in this portfolio segment. The increase in qualitative factors was primarily due to adding a qualitative factor, in second quarter, that utilizes a more severe HPI forecast to more accurately reflect the economic conditions that management is currently seeing in and forecasting for the Company's footprint, and to a lessor extent due to an increase in risk level and elevated past due loans in the segment. There were no specific allocations for construction, land and land development loans that were evaluated for expected credit losses on a individual basis at December 31, 2023 or June 30, 2024.
The allowance allocated to single-family interim construction loans totaled $12.7 million, or 3.0% of total single-family interim construction loans as of June 30, 2024, compared to $17.4 million, or 3.4% of single-family interim construction loans as of December 31, 2023. The allowance for credit losses decreased $4.7 million, or 27.1% for the period due to decreased modeled expected credit losses of $6.5 million offset by a $1.8 million increase in qualitative factors. The decrease in modeled losses was primarily related to improvements in the housing price index used in the calculation in addition to the decrease in loan balances in this portfolio segment. The increase in qualitative factors was primarily due to management's assessment of housing prices in the Company's market area as described above but also due to an elevated level of past due loans in the segment. There were no specific allocations for single-family interim construction loans that were evaluated for expected credit losses on an individual basis at December 31, 2023 or June 30, 2024.
Refer to Note 4. Loans, Net and Allowance for Credit Losses on Loans, in the notes to the consolidated financial statements included elsewhere in this report for additional details of the allowance for credit losses on loans.

Additional information related to net charge-offs (recoveries) by loan type is presented in the table below for the six months ended June 30, 2024 and 2023:

(dollars in thousands)	Net Charge-offs (Recoveries)	Average Loans	Ratio of Annualized Net Charge-offs (Recoveries) to Average Loans
June 30, 2024
Commercial	$1,114	$2,211,178	0.10%
Mortgage warehouse purchase loans	—	497,097	—
Real estate:
Commercial	(37)	8,375,303	—
Commercial construction, land and land development	—	1,180,967	—
Residential	—	1,703,942	—
Single-family interim construction	2,582	470,097	1.10
Agricultural	—	110,979	—
Consumer	39	75,130	0.10
Total	$3,698	$14,624,693	0.05%

June 30, 2023
Commercial	$(784)	$2,209,556	(0.07)%
Mortgage warehouse purchase loans	—	355,884	—
Real estate:
Commercial	—	7,918,296	—
Commercial construction, land and land development	1,105	1,177,174	0.19
Residential	—	1,622,177	—
Single-family interim construction	—	493,113	—
Agricultural	—	121,462	—
Consumer	9	82,353	0.02
Total	$330	$13,980,015	—%
For the six months ended June 30, 2024, net charge-offs totaled $3.7 million, which is 0.05% (annualized) of the Company's average loans outstanding during the period, compared to net charge-offs of $330 thousand, or 0.00% (annualized) of average loans for the six months ended June 30, 2023. The majority of the 2024 charge-offs were due to a single-family interim construction loan relationship that was partially charged down $2.6 million during foreclosure and subsequently sold during the second quarter. Additionally, one commercial loan relationship totaling $906 thousand was charged-off during the period.
Allowance for Credit Losses - Off-Balance Sheet Credit Exposures
The allowance for credit losses on off-balance sheet credit exposures is calculated under the CECL model, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. Off-balance sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed in Note 6. Off-Balance Sheet Arrangements, Commitments and Contingencies. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur based on historical utilization rates. At June 30, 2024 and December 31, 2023, the allowance for credit losses on off-balance sheet credit exposures was $3.5 million and $3.9 million, respectively.

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
The fair value of the Company's available for sale securities decreased $99.3 million, or 6.2%, to $1.5 billion at June 30, 2024 from $1.6 billion at December 31, 2023. The decrease was primarily due to net paydowns, maturities and calls during the year but also due in part to increased unrealized losses during the six month period. The amortized cost of held to maturity securities decreased $913 thousand, or 0.4%, to $204.3 million as of June 30, 2024 from $205.2 million as of December 31, 2023.
Total securities represented 9.3% and 9.5% of the Company’s total assets at June 30, 2024 and December 31, 2023, respectively.
There were no sales of securities during the three and six months ended June 30, 2024 and June 30, 2023.
Certain investment securities are valued at less than their amortized cost. At June 30, 2024, the Company's review of all securities at an unrealized loss position determined that the losses resulted from factors not related to credit quality. This conclusion is based on the Company's analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors for each security type in the portfolio. The unrealized losses are generally due to increases in market interest rates. Furthermore, the Company has the intent to hold these securities until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their cost basis. The fair value is expected to recover as the securities approach their maturity date. As such, there is no allowance for credit losses on available for sale or held to maturity securities recognized as of June 30, 2024. Refer to Note 3. Securities for more information on the Company's analysis of credit losses on securities available for sale and held to maturity.
Federal Home Loan Bank (FHLB) of Dallas and Other Restricted Stock
FHLB and other restricted stock decreased $20.7 million, or 59.2%, to $14.3 million as of June 30, 2024 from $34.9 million as of December 31, 2023. The decrease was due to lower stock holdings resulting from the reduction in FHLB advances during the period.
Goodwill
Goodwill decreased $518.0 million, or 52.1%, to $476.0 million as of June 30, 2024 from $994.0 million as of December 31, 2023 due to an impairment charge taken during the quarter, as discussed elsewhere in this report.
Liabilities
The Company’s total liabilities decreased $170.4 million, or 1.0%, to $16.5 billion at June 30, 2024 from $16.6 billion as of December 31, 2023 with significant components discussed below.
Deposits
Total deposits increased $119.6 million, or 0.8%, to $15.8 billion as of June 30, 2024 to $15.7 billion as of December 31, 2023. A shift from non-interest bearing deposits to interest-bearing deposits continued during the six months ended June 30, 2024. Brokered deposits remained at $2.5 billion at both June 30, 2024 and December 31, 2023. Estimated uninsured deposits, excluding public funds deposits, totaled $4.6 billion, or 29.0% of total deposits as of June 30, 2024.
FHLB Advances
FHLB advances decreased $350.0 million, or 100.0%, to zero at June 30, 2024 from $350.0 million at December 31, 2023. The decrease was due to an improved liquidity position and replacing short-term FHLB advances with BTFP advances as a lower cost alternative.

Other Borrowings
Other borrowings increased $155.3 million, or 57.1%, to $427.1 million at June 30, 2024 from $271.8 million at December 31, 2023. The increase is mainly due to $155.0 million in advances from the BTFP as a lower cost alternative to FHLB advances.
Other Liabilities
Other liabilities decreased $95.5 million, or 41.0%, to $137.6 million at June 30, 2024 from $233.0 million at December 31, 2023. The decrease is due to payment of the $100.0 million legal settlement during second quarter that was previously accrued at December 31, 2023.
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
Total stockholders' equity was $1.9 billion at June 30, 2024, a decrease of approximately $505.5 million from December 31, 2023. The net decrease was a result of a net loss of $469.3 million, an increase of $8.9 million in other comprehensive losses dividends paid of $31.5 million and common stock repurchased of $1.1 million offset by stock based compensation of $5.3 million.
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
Liquidity risk management is an important element in the Company’s asset/liability management process. The Company's liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. The Company’s short-term and long-term liquidity requirements are primarily to fund on-going operations, including payment of interest on deposits and debt, extensions of credit to borrowers, capital expenditures and shareholder dividends. These liquidity requirements are met primarily through cash flow from operations, redeployment of pre-paid and maturing balances in the Company’s loan and investment portfolios, debt financing and increases in customer deposits. The Company’s liquidity position is supported by management of liquid assets and liabilities and access to alternative sources of funds. Liquid assets include cash, interest-bearing deposits in banks, federal funds sold, securities available for sale and maturing or prepaying balances in the Company’s investment and loan portfolios. Liquid liabilities include core deposits, brokered deposits, federal funds purchased and other borrowings. Other sources of liquidity include the sale of loans, the issuance of additional collateralized borrowings such as FHLB advances, the issuance of debt securities, borrowings through the Federal Reserve’s discount window and the Bank Term Funding Program through the program's expiration date and the issuance of equity securities. In addition to the liquidity provided by the sources described above, the Company maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. The Company's $100.0 million line of credit also provides an additional source of liquidity. As of August 5, 2024, the Company had no outstanding borrowings against this line of credit. For additional information regarding the Company’s operating, investing and financing cash flows, see the Consolidated Statements of Cash Flows provided in the Company’s consolidated financial statements.
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
The following table summarizes the Company’s short-term borrowing capacities net of balances outstanding as of June 30, 2024 (in thousands):

Unsecured fed funds lines available from commercial banks	$405,000
American Financial Exchange (overnight borrowings)	$474,000
Unused borrowing capacity from FHLB	$5,180,978
Unused borrowing capacity under Fed Discount window	$1,134,868
Unused portion of line of credit	$66,250
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
As discussed in the Company's Annual Report of Form 10-K, the Company had accrued $100.0 million in connection with the settlement of the Stanford lawsuit. The Company paid this obligation in second quarter 2024. Refer to Part II. Item 1. Legal Proceedings for more information.

On July 31, 2024, the Company completed the issuance and sale of $175.0 million aggregate principal amount of its 8.375% fixed-to-floating rate subordinated debentures and simultaneously redeemed $110.0 million of its outstanding 5.875% fixed rate subordinated debentures due August 1, 2024. Refer to Note 13. Subsequent Events for more details.
Other than discussed above and normal changes in the ordinary course of business, there have been no significant changes in the types of contractual obligations or amounts due since December 31, 2023.
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
Goodwill. The excess purchase price over the fair value of net assets from acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if an event or circumstance indicates that it is likely an impairment has occurred. The Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a quantitative impairment test is unnecessary. If the Company concludes otherwise, then it is required to perform an impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. The Company performs its impairment test annually as of December 31, or at an interim date, if a triggering event occurs.
During the six months ended June 30, 2024, continued market volatility in the banking sector resulted in the Company's stock trading below book value. An assessment performed as of March 31, 2024 indicated the Company's estimated fair value to a market participant exceeded its carrying value resulting in no impairment charge. In second quarter, the stock continued to trade below book value. In addition, entering into a merger agreement with SSB as described in Note 1. Summary of Significant Accounting Policies, further triggered an interim assessment as the terms of the merger indicated an implied consideration less than book value. The Company determined the estimated fair value of the Company was equal to the implied valuation of the transaction based on the conversion ratio to SSB's stock price. As such, an impairment charge of $518.0 million was recorded in second quarter to reduce the Company's carrying value to estimated fair value. The impairment was a non-cash charge to earnings and had no impact to regulatory capital ratios, cash flows, or liquidity position.
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
The Company’s asset liability management model indicated that it was in a liability sensitive position in terms of its income simulation as of June 30, 2024. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income over twelve months based on the interest rate risk model as of June 30, 2024:

Hypothetical Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
200	(10.49)%
100	(4.46)
(100)	3.96
The Company's model indicates that its projected balance sheet as of June 30, 2024 remains in a liability sensitive position as compared to the December 31, 2023 balance sheet. Loan demand during the period was funded with growth in traditional, core deposit products. Customers continue to seek to capture yields during a time of heightened interest rates which has affected non-maturity deposit product composition. Additionally, growth in time deposits, primarily in 6-to-13-month maturities, have continued to keep term funding levels relatively short. The Company has strategically positioned the duration of its liabilities to remain short in order to maximize its ability to grow net interest income during periods of flat or falling interest rates.

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
The Bank was a party to a legal proceeding inherited in connection with the Company's acquisition of BOH Holdings, Inc. and its subsidiary, Bank of Houston, or BOH, that was completed on April 15, 2014. Several entities related to R.A. Stanford, or the Stanford Entities, including Stanford International Bank, Ltd., or SIBL, had deposit accounts at BOH. Certain individuals who had purchased certificates of deposit from SIBL filed a class action lawsuit against several banks, including BOH, on August 23, 2009 in Texas state court, alleging, among other things, that the plaintiffs were victims of fraud by SIBL and other Stanford Entities and seeks to recover damages and alleged fraudulent transfers by the defendant banks.
The plaintiffs sought recovery from the Bank and other defendants for their losses. On May 1, 2015, the plaintiffs filed a motion requesting permission to file a Second Amended Class Action Complaint in this case, which motion was subsequently granted. The Second Amended Class Action Complaint presents previously unasserted claims, including aiding and abetting or participation in a fraudulent scheme based upon the large amount of deposits that the Stanford Entities held at BOH and the alleged knowledge of certain BOH officers. The case was then inactive due to a Court-ordered discovery stay issued March 2, 2015 pending the Court’s ruling on plaintiff’s motion for class certificate and designation of class representatives and counsel. On November 7, 2017, the Court issued an order denying the plaintiff’s motion. In addition, the Court lifted the previously ordered discovery stay. On January 11, 2018, the Court entered a scheduling order providing that the case be ready for trial on January 27, 2020. Due to agreed upon extensions of discovery on July 25, 2019, the Court amended the scheduling order to provide that the case be ready for trial on January 11, 2021. In light of additional agreed upon extensions of discovery deadlines, the Court entered a new scheduling order on March 9, 2020, which provided that the case be ready for trial March 15, 2021. In light of delays in discovery associated with the COVID-19 pandemic, the parties agreed to amend the scheduling order with new ready for trial date of May 6, 2021. The Defendants filed a motion to remand the case. The Bank also filed its motion for summary judgment on February 12, 2021. On the same day, the Bank also joined in on an omnibus motion for summary judgment based on procedural issues common to all Defendants. On March 19, 2021, the Plaintiffs filed a notice of abandonment of five of the seven causes of action against the Bank. On March 11, 2021, the Defendants filed a motion to amend the scheduling order, which was granted, effectively vacating the May 6, 2021 trial date. On January 20, 2022 the Court issued an opinion and order denying the motion for summary judgment by the Bank and the other defendants. On the same date, the Court issued a suggestion of remand of the case to the Southern District of Texas. As of March 11, 2022, the case was remanded to the Southern District of Texas. On January 2-3, 2023, the Bank attended court-ordered mediation which did not result in resolution. Trial was scheduled to begin on February 27, 2023.
As disclosed in the Company's Current Report on Form 8-K dated February 27, 2023, the Bank entered into a settlement in principle with the Plaintiffs. A settlement agreement was subsequently executed by the parties on March 7, 2023. Pursuant to the settlement, the parties agreed to settle and dismiss the Stanford litigation for a one-time cash payment of $100 million, and to seek the entry of bar orders from the U.S. District Court for the Northern District of Texas prohibiting any continued or future claims against the Bank and its related parties relating to Stanford, whether asserted to date or not. The settlement and the bar orders were approved by the Court on August 8, 2023. On June 24, 2024, the Bank made a one-time cash payment of $100 million to Ralph S. Janvey, in his capacity as the Court-appointed receiver for the Stanford litigation, and the Bank now considers this matter fully resolved.
The settlement does not include any admission of liability of wrongdoing by the Bank, and the Bank expressly denied any liability or wrongdoing with respect to any matter alleged in the Stanford litigation. The Bank agreed to the settlement to avoid the cost, risks, and distraction of continued litigation. The Company believes the settlement is in the best interests of the Company and its shareholders.
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

In connection with the Merger Agreement, two Complaints have been filed in the Supreme Court of the State of New York as individual actions by purported shareholders of IBG alleging that the Merger Proxy Statement omits or misrepresents certain purportedly material information and that the defendants thereby engaged in negligent misrepresentation and concealment and negligence in violation of New York State common law. The Complaints are captioned Reinhardt v. Independent Bank Group, Inc., et al., Case No. 653860/2024 (N.Y. Sup. Ct. July 31, 2024) and Parshall v. Independent Bank Group, Inc., et al., Case No. 653891/2024 (N.Y. Sup. Ct. August 1, 2024). The Complaints seek, among other things: to enjoin IBG from taking any steps to consummate the Merger until the purportedly omitted material information is disclosed to IBG shareholders in advance of the shareholder vote to approve the Merger; rescission or damages if the Merger is consummated; costs of the action, including plaintiff’s attorneys’ fees and experts’ fees; and other relief the court may deem just and proper.
IBG believes that the claims are without merit; however, we are unable to predict when the Complaints may be resolved and, given the uncertainty of litigation, the ultimate outcome of, or the range of potential costs or damages arising from, these Complaints. IBG may also be subject to additional filed actions or demands in connection with the Merger. Management of the Company and the Bank do not expect the ultimate disposition of any, or a combination, of the Complaints to be material to the continued operations of IBG or the Bank.

ITEM 1A. RISK FACTORS
In evaluating an investment in the Company's common stock, investors should consider carefully, among other things, the risk factors disclosed below and the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, and in the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements.
Risks Related to the Pending Merger with SSB
The Merger will not be completed unless important conditions are satisfied or waived, including approval by the IBG shareholders and SSB shareholders.
IBG is party to that certain Agreement and Plan of Merger, dated May 17, 2024 (the Merger Agreement), with SSB providing for the Merger of IBG with and into SSB (the Merger) and, following the completion of the Merger, the merger of the Bank with and into SouthState Bank, National Association (SouthState Bank and such merger, the Bank Merger), in each case, on the terms and subject to the conditions set forth therein. Specified conditions set forth in the Merger Agreement must be satisfied or waived to complete the Merger and the Bank Merger. If the conditions are not satisfied or, subject to applicable law, waived, the Merger and the Bank Merger will not occur or will be delayed and IBG may lose some or all of the intended benefits of the merger. The following conditions must be satisfied or waived, if permissible, before IBG and SSB are obligated to complete the Merger:
•approval of the Merger Agreement, including the issuance of shares of SSB common stock in the Merger, by the shareholders of SSB by the requisite SSB vote and approval of the Merger Agreement by the shareholders of IBG by the requisite IBG vote;
•the authorization for listing on the New York Stock Exchange, subject to official notice of issuance, of the shares of SSB common stock that will be issued pursuant to the Merger Agreement;
•the receipt of specified governmental consents and approvals, including from the Federal Reserve Board and the Office of the Comptroller of the Currency (OCC), and termination or expiration of all applicable waiting periods in respect thereof, in each case without the imposition of any materially burdensome regulatory condition;
•the effectiveness of the registration statement on Form S-4 relating to the shares of SSB common stock that will be issued pursuant to the Merger Agreement, and the absence of any stop order suspending the effectiveness of the registration statement or proceedings for such purpose initiated or threatened by the SEC and not withdrawn;
•no order, injunction or decree issued by any court or governmental entity of competent jurisdiction or other legal restraint or prohibition preventing the completion of the Merger or the Bank Merger being in effect, and no law, statute, rule, regulation, order, injunction or decree having been enacted, entered, promulgated or enforced by any governmental entity which prohibits or makes illegal the completion of the Merger or the Bank Merger;

•the accuracy of the representations and warranties of SSB and IBG contained in the Merger Agreement, generally as of the date on which the Merger Agreement was entered into and as of the closing date, subject to the materiality standards provided in the Merger Agreement (and the receipt by each party of a certificate dated as of the closing date and signed on behalf of the other party by the chief executive officer or the chief financial officer to such effect);
•the performance in all material respects by each of SSB and IBG of their respective obligations, covenants and agreements under the Merger Agreement (and the receipt by each party of a certificate dated as of the closing date and signed on behalf of the other party by its chief executive officer or chief financial officer to such effect); and
•receipt by each of SSB and IBG of an opinion of legal counsel to the effect that on the basis of facts, representations and assumptions set forth or referred to in such opinion, the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of Internal Revenue Code of 1986, as amended.
Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the surviving corporation following the Merger.
Before the Merger and the Bank Merger may be completed, various approvals, consents and non-objections must be obtained from regulatory authorities in the United States. In determining whether to grant these approvals, the regulators consider a variety of factors, including the regulatory standing of each party. These approvals could be delayed or not obtained at all, including due to: an adverse development in either party’s regulatory standing, or any other factors considered by regulators in granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment, including as a result of changes in regulatory agency leadership.
The approvals that are granted may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the Merger Agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the Merger Agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the Merger or otherwise reduce the anticipated benefits of the Merger if the Merger were consummated successfully within the expected time frame. In addition, there can be no assurance that any such conditions, limitations, obligations or restrictions will not result in the delay or abandonment of the Merger. Additionally, the completion of the Merger is conditioned on the absence of certain orders, injunctions or decrees by any court or governmental entity of competent jurisdiction that would prohibit or make illegal the completion of the Merger or Bank Merger.
Despite the parties’ commitments to use their reasonable best efforts to resolve any objection that may be asserted by any governmental entity with respect to the Merger Agreement, under the terms of the Merger Agreement, neither SSB nor IBG is required to take any action or agree to any condition or restriction in connection with obtaining these approvals that would reasonably be expected to have a material adverse effect on the surviving corporation and its subsidiaries, taken as a whole, after giving effect to the Merger (measured on a scale relative only to the size of IBG and its subsidiaries, taken as a whole, without SSB and its subsidiaries).
Termination of the Merger Agreement could negatively affect IBG.
If the Merger is not completed for any reason, including as a result of IBG or SSB shareholders failing to approve the transaction, there may be various adverse consequences and IBG may experience negative reactions from the financial markets and from its customers and employees. For example, IBG's businesses may have been affected adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. Additionally, if the Merger Agreement is terminated, the market price of IBG common stock could decline to the extent that the current market prices reflect a market assumption that the Merger will be completed. If the Merger Agreement is terminated under certain circumstances, IBG may be required to pay a termination fee of $60,915,000 to SSB.
Additionally, IBG has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement, as well as the costs and expenses of filing, printing and mailing a joint proxy statement/prospectus to IBG shareholders. If the Merger is not completed, IBG would have to pay these expenses without realizing the expected benefits of the Merger.

IBG will be subject to business uncertainties and contractual restrictions while the Merger is pending.
Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on IBG. These uncertainties may impair IBG's ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with IBG to seek to change existing business relationships with IBG. In addition, subject to certain exceptions, IBG has agreed to operate its businesses in the ordinary course consistent with past practice in all material respects prior to closing, and has agreed not to take certain actions, which could cause it to be unable to pursue other beneficial opportunities that may arise prior to the completion of the Merger.
We are subject to shareholder litigation relating to the Merger and may be subject to additional shareholder litigation relating to the Merger. An unfavorable judgment or ruling in any such lawsuit could prevent or delay the consummation of the Merger and/or result in substantial costs.
In connection with the Merger Agreement, two complaints have been filed in the Supreme Court of the State of New York as individual actions by purported shareholders of IBG. The complaints are captioned Reinhardt v. Independent Bank Group, Inc., et al., Case No. 653860/2024 (N.Y. Sup. Ct. July 31, 2024), and Parshall v. Independent Bank Group, Inc., et al., Case No. 653891/2024 (N.Y. Sup. Ct. August 1, 2024) (which we refer to as the “Complaints”).
The Complaints allege that the definitive proxy statement filed by IBG with the U.S. Securities and Exchange Commission on July 16, 2024 (which we refer to as the “Merger Proxy Statement”) omits or misrepresents certain purportedly material information and that the defendants thereby engaged in negligent misrepresentation and concealment and negligence in violation of New York State common law. The Complaints seek, among other things: to enjoin IBG from taking any steps to consummate the Merger until the purportedly omitted material information is disclosed to IBG shareholders in advance of the shareholder vote to approve the Merger; rescission or damages if the Merger is consummated; costs of the action, including plaintiff’s attorneys’ fees and experts’ fees; and other relief the court may deem just and proper. In addition to the Complaints, IBG has received demand letters from purported shareholders alleging similar deficiencies regarding the disclosures made in the Merger Proxy Statement and, among other things, violations of the federal securities laws as a result thereof (we refer to such demands, together with the Complaints, as the “Matters”).
IBG believes that the Matters are without merit. However, IBG cannot provide assurance regarding the outcomes of the Matters and may be subject to additional demands or filed actions. If additional similar complaints or demands are filed or sent, absent new or significantly different allegations, IBG will not necessarily disclose such additional complaints or demands. IBG will incur costs in connection with the defense or settlement of any shareholder lawsuits filed in connection with the Merger. Such litigation could have an adverse effect on the financial condition and results of operations of the Company and could prevent or delay the completion of the Merger.

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

The following table summarizes the Company's repurchase activity during the three and six months ended June 30, 2024:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (thousands)
Total first quarter 2024	24,354	$46.36	—	$—
April 2024	412	43.81	—	—
May 2024	—	—	—	—
June 2024	—	—	—	—
Total second quarter 2024	412	43.81	—	—
Total 2024 year-to-date	24,766	$46.32	—	$—
____________
(1)    All 24,766 shares purchased to settle employee tax withholding related to vesting of restricted stock awards. These transactions are not considered part of the Company's repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2024.

ITEM 6. EXHIBITS
The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit 2.1
Agreement and Plan of Merger dated as of May 17, 2024, by and between Independent Bank Group, Inc. and SouthState Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated May 20, 2024).

Exhibit 10.1
SouthState Support Agreement, dated as of May 17, 2024, by and between Independent Bank Group, Inc. and each director of SouthState Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 20, 2024).

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 101.INS *	XBRL Instance Document-the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH *	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 is formatted as Inline XBRL and contained within Inline XBRL Instance Document in Exhibit 101.

*	Filed herewith.

**	Furnished herewith (such certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Independent Bank Group, Inc.

Date:	August 6, 2024	By: /s/ David R. Brooks

David R. Brooks
Chairman and Chief Executive Officer

Date:	August 6, 2024	By: /s/ Paul B. Langdale

Paul B. Langdale
Executive Vice President
Chief Financial Officer