Form 10-Q
period 2024-09-30
Independent Bank Group, Inc.
filed 2024-10-22
CIK 1564618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended September 30, 2024.
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
Common Stock, Par Value $0.01 Per Share – 41,436,068 shares as of October 18, 2024.

INDEPENDENT BANK GROUP, INC. AND SUBSIDIARIES
Form 10-Q
September 30, 2024

***

PART I
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Independent Bank Group, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2024 (unaudited) and December 31, 2023
(Dollars in thousands, except share information)

	September 30,	December 31,
Assets	2024	2023
Cash and due from banks	$103,157	$98,396
Interest-bearing deposits in other banks	1,244,898	623,593
Cash and cash equivalents	1,348,055	721,989
Certificates of deposit held in other banks	—	248
Securities available for sale, at fair value	1,510,572	1,593,751
Securities held to maturity, net of allowance for credit losses of $0 and $0, respectively, fair value of $172,306 and $170,997, respectively	203,863	205,232
Loans held for sale (includes $10,037 and $12,016 carried at fair value, respectively)	12,806	16,420
Loans, net of allowance for credit losses of $150,285 and $151,861, respectively	14,138,644	14,558,681
Premises and equipment, net	350,252	355,833
Other real estate owned	8,685	9,490
Federal Home Loan Bank (FHLB) of Dallas stock and other restricted stock	14,489	34,915
Bank-owned life insurance (BOLI)	250,276	245,497
Deferred tax asset	67,733	92,665
Goodwill	476,021	994,021
Other intangible assets, net	41,639	50,560
Other assets	160,114	155,800
Total assets	$18,583,149	$19,035,102

Liabilities and Stockholders’ Equity
Deposits:
Noninterest-bearing	$3,447,184	$3,530,704
Interest-bearing	12,547,884	12,192,331
Total deposits	15,995,068	15,723,035
FHLB advances	—	350,000
Other borrowings	454,762	271,821
Junior subordinated debentures	54,766	54,617
Other liabilities	129,655	233,036
Total liabilities	16,634,251	16,632,509
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock (0 and 0 shares outstanding, respectively)	—	—
Common stock (41,439,096 and 41,281,919 shares outstanding, respectively)	414	413
Additional paid-in capital	1,974,143	1,966,686
Retained earnings	117,652	616,724
Accumulated other comprehensive loss	(143,311)	(181,230)
Total stockholders’ equity	1,948,898	2,402,593
Total liabilities and stockholders’ equity	$18,583,149	$19,035,102
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Income (Loss)
Three and Nine Months Ended September 30, 2024 and 2023 (unaudited)
(Dollars in thousands, except per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income:
Interest and fees on loans	$221,169	$202,725	$655,971	$580,631
Interest on taxable securities	7,174	7,674	22,851	23,323
Interest on nontaxable securities	2,482	2,558	7,524	7,747
Interest on interest-bearing deposits and other	10,891	9,787	29,660	27,513
Total interest income	241,716	222,744	716,006	639,214
Interest expense:
Interest on deposits	127,075	102,600	374,833	243,005
Interest on FHLB advances	—	6,054	4,605	29,903
Interest on other borrowings	6,573	3,808	17,871	12,248
Interest on junior subordinated debentures	1,230	1,233	3,680	3,480
Total interest expense	134,878	113,695	400,989	288,636
Net interest income	106,838	109,049	315,017	350,578
Provision for credit losses	4,700	340	1,500	650
Net interest income after provision for credit losses	102,138	108,709	313,517	349,928
Noninterest income:
Service charges on deposit accounts	3,617	3,568	10,803	10,436
Investment management fees	2,765	2,470	8,222	7,215
Mortgage banking revenue	1,682	1,774	4,857	5,646
Mortgage warehouse purchase program fees	617	555	1,812	1,414
(Loss) gain on sale of loans	—	(7)	74	(14)
Gain on sale of other real estate	—	—	13	—
(Loss) gain on sale and disposal of premises and equipment	(9)	(56)	(20)	345
Increase in cash surrender value of BOLI	1,652	1,465	4,779	4,252
Other	3,137	3,877	9,224	11,201
Total noninterest income	13,461	13,646	39,764	40,495
Noninterest expense:
Salaries and employee benefits	50,039	43,618	146,432	136,833
Occupancy	12,326	12,408	36,951	35,607
Communications and technology	7,937	6,916	23,298	21,202
FDIC assessment	4,196	3,653	13,154	10,171
Advertising and public relations	479	587	1,747	2,195
Other real estate owned expenses (income), net	141	(253)	169	(482)
Impairment of other real estate	—	—	345	2,200
Amortization of other intangible assets	2,893	3,111	8,921	9,333
Litigation settlement	—	—	—	102,500
Professional fees	1,296	1,262	4,406	6,112
Acquisition expense, including legal	460	—	2,798	—
Goodwill impairment	—	—	518,000	—
Other	10,129	10,032	29,059	30,748
Total noninterest expense	89,896	81,334	785,280	356,419
Income (loss) before taxes	25,703	41,021	(431,999)	34,004
Income tax expense	5,266	8,246	16,869	5,662
Net income (loss)	$20,437	$32,775	$(448,868)	$28,342
Basic earnings (loss) per share	$0.49	$0.79	$(10.85)	$0.69
Diluted earnings (loss) per share	$0.49	$0.79	$(10.85)	$0.69
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2024 and 2023 (unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$20,437	$32,775	$(448,868)	$28,342
Other comprehensive income (loss) before tax:
Unrealized gains (losses) on securities:
Unrealized gains (losses) arising during the period	56,282	(47,756)	45,401	(47,994)
Tax effect	11,819	(10,029)	9,534	(10,079)
Unrealized gains (losses) arising during the period, net of tax	44,463	(37,727)	35,867	(37,915)
Change in net unamortized gains on available for sale securities reclassified into held to maturity securities	(5)	(5)	(15)	(15)
Tax effect	(1)	(1)	(3)	(3)
Change in net unamortized gains on available for sale securities reclassified into held to maturity securities, net of tax	(4)	(4)	(12)	(12)
Change in unrealized gains (losses) on securities, net of tax	44,459	(37,731)	35,855	(37,927)

Unrealized gains (losses) on derivative financial instruments:
Unrealized holding gains (losses) arising during the period	1,844	(1,720)	(752)	(3,347)
Tax effect	387	(361)	(158)	(703)
Unrealized gains (losses) arising during the period, net of tax	1,457	(1,359)	(594)	(2,644)
Reclassification of amount of losses recognized into income	1,121	1,113	3,365	3,032
Tax effect	235	234	707	637
Reclassification of amount of losses recognized into income, net of tax	886	879	2,658	2,395
Change in unrealized gains (losses) on derivative financial instruments	2,343	(480)	2,064	(249)
Other comprehensive income (loss), net of tax	46,802	(38,211)	37,919	(38,176)
Comprehensive income (loss)	$67,239	$(5,436)	$(410,949)	$(9,834)
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Three Months Ended September 30, 2024 and 2023 (unaudited)
(Dollars in thousands, except for par value, share and per share information)

	Preferred Stock $0.01 Par	Common Stock $0.01 Par Value		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Value 10 million shares authorized	100 million shares authorized
		Shares	Amount
Three Months Ended
Balance, June 30, 2024	$—	41,376,169	$414	$1,972,019	$114,763	$(190,113)	$1,897,083
Net income	—	—	—	—	20,437	—	20,437
Other comprehensive income, net of tax	—	—	—	—	—	46,802	46,802
Common stock repurchased	—	(33,089)	(1)	—	(1,712)	—	(1,713)
Restricted stock forfeited	—	(8,211)	—	—	—	—	—
Restricted stock granted	—	104,227	1	(1)	—	—	—
Stock based compensation expense	—	—	—	2,125	—	—	2,125
Cash dividends ($0.38 per share)	—	—	—	—	(15,836)	—	(15,836)
Balance, September 30, 2024	$—	41,439,096	$414	$1,974,143	$117,652	$(143,311)	$1,948,898

Three Months Ended
Balance, June 30, 2023	$—	41,279,460	$413	$1,964,341	$600,829	$(212,541)	$2,353,042
Net income	—	—	—	—	32,775	—	32,775
Other comprehensive loss, net of tax	—	—	—	—	—	(38,211)	(38,211)
Common stock repurchased	—	(11,476)	—	—	(418)	—	(418)
Restricted stock forfeited	—	(1,123)	—	—	—	—	—
Restricted stock granted	—	17,142	—	—	—	—	—
Stock based compensation expense	—	—	—	423	—	—	423
Cash dividends ($0.38 per share)	—	—	—	—	(15,513)	—	(15,513)
Balance, September 30, 2023	$—	41,284,003	$413	$1,964,764	$617,673	$(250,752)	$2,332,098

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity (Continued)
Nine Months Ended September 30, 2024 and 2023 (unaudited)
(Dollars in thousands, except for par value, share and per share information)

	Preferred Stock $0.01 Par	Common Stock $0.01 Par Value		Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Value 10 million shares authorized	100 million shares authorized
		Shares	Amount
Nine Months Ended
Balance, December 31, 2023	$—	41,281,919	$413	$1,966,686	$616,724	$(181,230)	$2,402,593
Net loss	—	—	—	—	(448,868)	—	(448,868)
Other comprehensive income, net of tax	—	—	—	—	—	37,919	37,919
Common stock repurchased	—	(57,855)	(1)	—	(2,859)	—	(2,860)
Restricted stock forfeited	—	(14,203)	—	—	—	—	—
Restricted stock granted	—	229,235	2	(2)	—	—	—
Stock based compensation expense	—	—	—	7,459	—	—	7,459
Cash dividends ($1.14 per share)	—	—	—	—	(47,345)	—	(47,345)
Balance, September 30, 2024	$—	41,439,096	$414	$1,974,143	$117,652	$(143,311)	$1,948,898

Nine Months Ended
Balance, December 31, 2022	$—	41,190,677	$412	$1,959,193	$638,354	$(212,576)	$2,385,383
Net income	—	—	—	—	28,342	—	28,342
Other comprehensive loss, net of tax	—	—	—	—	—	(38,176)	(38,176)
Common stock repurchased	—	(38,739)	—	—	(2,057)	—	(2,057)
Restricted stock forfeited	—	(4,844)	—	—	—	—	—
Restricted stock granted	—	136,909	1	(1)	—	—	—
Stock based compensation expense	—	—	—	5,572	—	—	5,572
Cash dividends ($1.14 per share)	—	—	—	—	(46,966)	—	(46,966)
Balance, September 30, 2023	$—	41,284,003	$413	$1,964,764	$617,673	$(250,752)	$2,332,098
See Notes to Consolidated Financial Statements

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2024 and 2023 (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(448,868)	$28,342
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	14,694	13,629
Accretion income recognized on loans	(2,815)	(3,013)
Amortization of other intangibles assets	8,921	9,333
Amortization of premium on securities, net	3,599	5,512
Amortization of discount and origination costs on borrowings	605	999
Stock based compensation expense	7,459	5,572
Goodwill impairment	518,000	—
Excess tax expense on restricted stock vested	259	216
FHLB stock dividends	(876)	(2,296)
Loss (gain) on sale and disposal of premises and equipment	20	(345)
(Gain) loss on sale of loans	(74)	14
Gain on sale of other real estate owned	(13)	—
Impairment of other real estate	345	2,200
Impairment of other assets	—	955
Deferred tax expense (benefit)	14,852	(17,841)
Provision for credit losses	1,500	650
Increase in cash surrender value of BOLI	(4,779)	(4,252)
Excess benefit claim on BOLI	—	(522)
Net gain on mortgage loans held for sale	(3,776)	(3,725)
Originations of loans held for sale	(170,950)	(208,360)
Proceeds from sale of loans held for sale	178,340	205,327
Net change in other assets	816	(682)
Net change in other liabilities	(105,674)	88,839
Net cash provided by operating activities	11,585	120,552
Cash flows from investing activities:
Investment securities available for sale:
Proceeds from maturities, calls and paydowns	6,875,032	102,747
Purchases	(6,748,697)	(9,018)
Proceeds from maturities of certificates of deposit held in other banks	248	248
Proceeds from benefit claim of BOLI	—	1,242
Purchases of FHLB stock and other restricted stock	(13,700)	(79,084)
Proceeds from redemptions of FHLB stock and other restricted stock	34,843	79,320
Proceeds from sale of loans	22,964	4,188
Net loans paid (originated) held for investment	238,811	(166,699)
Originations of mortgage warehouse purchase loans	(10,588,497)	(8,510,472)
Proceeds from pay-offs of mortgage warehouse purchase loans	10,745,495	8,380,269
Additions to premises and equipment	(9,133)	(15,812)
Proceeds from sale of premises and equipment	—	681
Proceeds from sale of other real estate owned	2,613	—
Net cash provided by (used in) investing activities	559,979	(212,390)

Independent Bank Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
Nine Months Ended September 30, 2024 and 2023 (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from financing activities:
Net increase (decrease) in demand deposits, money market and savings accounts	334,047	(2,284,130)
Net (decrease) increase in time deposits	(62,014)	2,503,682
Proceeds from FHLB advances	1,650,000	12,595,000
Repayments of FHLB advances	(2,000,000)	(12,620,000)
Proceeds from other borrowings	399,869	100,000
Repayments of other borrowings	(217,384)	(96,250)
Repurchase of common stock	(2,860)	(2,057)
Dividends paid	(47,156)	(47,020)
Net cash provided by financing activities	54,502	149,225
Net change in cash and cash equivalents	626,066	57,387
Cash and cash equivalents at beginning of period	721,989	654,322
Cash and cash equivalents at end of period	$1,348,055	$711,709
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
Proposed merger with SouthState Corporation: On May 20, 2024, The Company and SouthState Corporation (SSB) jointly announced the signing of a definitive merger agreement, dated May 17, 2024, to merge the two companies in an all-stock transaction with SSB continuing as the surviving entity. SSB is headquartered in Winter Haven, Florida and has full-service locations in Florida, Alabama, Georgia, South Carolina, North Carolina and Virginia. Under the terms of the agreement, the Company will merge into SSB and Independent Bank will merge into SouthState Bank, National Association. See Note 12. Business Combination for more details of the proposed merger.
Basis of presentation: The accompanying consolidated financial statements include the accounts of IBG and all other entities in which IBG has controlling financial interest. All material intercompany transactions and balances have been eliminated in consolidation. In addition, IBG wholly-owns nine statutory business trusts that were formed for the purpose of issuing trust preferred securities and do not meet the criteria for consolidation.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Goodwill impairment assessment: The Company's policy is to test goodwill for impairment annually on December 31 or on an interim basis if an event triggering impairment may have occurred. During the first half of 2024, continued market volatility in the banking sector resulted in declines in the Company's stock price and market capitalization. Management believed such declines were triggering indicators requiring an interim goodwill impairment quantitative analysis for first quarter 2024. Based on an analysis performed, the Company's estimated fair value to a market participant as of March 31, 2024, exceeded its carrying amount resulting in no impairment charge for the period.
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
During the third quarter 2024, market conditions in the industry stabilized and stock values for both SSB and the Company increased resulting in the Company's implied value, as noted above, exceeding its book value as of September 30, 2024, and indicating no further decline in value that would trigger an interim assessment or additional impairment charge.
The following table presents the changes in the carrying amount of goodwill as of September 30, 2024:

Balance, December 31, 2023	$994,021
Goodwill impairment charge	(518,000)
Balance, September 30, 2024	$476,021
Management will continue to evaluate the Company's carrying value, as well as economic conditions at future reporting periods for further decline.
Earnings (loss) per share: Basic earnings (loss) per common share is calculated as net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. The unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities for this calculation. Diluted earnings (loss) per common share includes the dilutive effect of additional potential common shares issuable under participating nonvested restricted stock awards as well as performance stock units (PSUs). The participating nonvested restricted stock awards were not included in dilutive shares as they were anti-dilutive for the three and nine months ended September 30, 2024 and 2023. Additionally, performance stock units were not included in dilutive shares for the nine months ended September 30, 2024 as they were anti-dilutive. Proceeds from the assumed exercise of dilutive participating nonvested restricted stock awards and PSUs are assumed to be used to repurchase common stock at the average market price.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The following table presents a reconciliation of net income (loss) available to common shareholders and the number of shares used in the calculation of basic and diluted earnings (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic earnings (loss) per share:
Net income (loss)	$20,437	$32,775	$(448,868)	$28,342
Less:
Undistributed earnings (loss) allocated to participating securities	30	31	(2,081)	(43)
Dividends paid on participating securities	101	29	198	110
Net income (loss) available to common shareholders	$20,306	$32,715	$(446,985)	$28,275
Weighted average basic shares outstanding	41,166,190	41,209,088	41,204,407	41,166,274
Basic earnings (loss) per share	$0.49	$0.79	$(10.85)	$0.69
Diluted earnings (loss) per share:
Net income (loss) available to common shareholders	$20,306	$32,715	$(446,985)	$28,275
Total weighted average basic shares outstanding	41,166,190	41,209,088	41,204,407	41,166,274
Add dilutive performance stock units	64,877	96,070	—	91,025
Total weighted average diluted shares outstanding	41,231,067	41,305,158	41,204,407	41,257,299
Diluted earnings (loss) per share	$0.49	$0.79	$(10.85)	$0.69
Anti-dilutive participating securities	68,889	18,639	48,353	36,484
Anti-dilutive performance stock units	—	—	95,687	—

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

	Nine Months Ended September 30,
	2024	2023
Cash transactions:
Interest expense paid	$399,459	$263,694
Income taxes paid	$9,942	$18,781
Noncash transactions:
Deferred dividend equivalents	$189	$(54)
Transfer of loans to other real estate owned	$2,140	$—
Right-of-use assets obtained in exchange for lease liabilities	$4,986	$6,625
Loans purchased, not yet settled	$—	$19,095
Transfer of bank premises to other real estate	$—	$805

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Note 3. Securities
Securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities and their approximate fair values at September 30, 2024 and December 31, 2023 are as follows:

	Amortized Cost (1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale
September 30, 2024
U.S. treasuries	$174,727	$—	$(8,635)	$166,092
Government agency securities	467,575	—	(56,056)	411,519
Obligations of state and municipal subdivisions	221,455	126	(7,937)	213,644
Corporate bonds	43,000	—	(5,300)	37,700
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	779,865	183	(98,931)	681,117
Other securities	500	—	—	500
	$1,687,122	$309	$(176,859)	$1,510,572

December 31, 2023
U.S. treasuries	$228,231	$—	$(14,009)	$214,222
Government agency securities	467,754	—	(71,648)	396,106
Obligations of state and municipal subdivisions	237,146	122	(9,634)	227,634
Corporate bonds	43,000	—	(7,180)	35,820
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	839,071	8	(119,610)	719,469
Other securities	500	—	—	500
	$1,815,702	$130	$(222,081)	$1,593,751

Securities Held to Maturity
September 30, 2024
Obligations of state and municipal subdivisions	$203,863	$232	$(31,789)	$172,306

December 31, 2023
Obligations of state and municipal subdivisions	$205,232	$264	$(34,499)	$170,997
____________
(1)    Excludes accrued interest receivable of $5,942 and $7,129 on available for sale and $915 and $2,365 on held to maturity securities at September 30, 2024 and December 31, 2023, respectively, that is recorded in other assets on the accompanying consolidated balance sheets.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The amortized cost and estimated fair value of securities at September 30, 2024, by contractual maturity, are shown below. Maturities of mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2024
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$86,910	$85,919	$—	$—
Due from one year to five years	352,225	331,152	—	—
Due from five to ten years	339,546	299,687	—	—
Thereafter	128,576	112,697	203,863	172,306
	907,257	829,455	203,863	172,306
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	779,865	681,117	—	—
	$1,687,122	$1,510,572	$203,863	$172,306
Securities with a fair value of approximately $1,118,207 and $950,604 at September 30, 2024 and December 31, 2023, respectively, were pledged primarily to secure deposits.
There were no sales of securities during the three and nine months ended September 30, 2024 and 2023.

The unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2024 and December 31, 2023, are summarized as follows for available for sale securities:

	Less Than 12 Months		Greater Than 12 Months		Total
Description of Securities	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Securities Available for Sale
September 30, 2024
U.S. treasuries	$—	$—	$166,092	$(8,635)	$166,092	$(8,635)
Government agency securities	—	—	411,519	(56,056)	411,519	(56,056)
Obligations of state and municipal subdivisions	1,970	—	163,026	(7,937)	164,996	(7,937)
Corporate bonds	—	—	34,700	(5,300)	34,700	(5,300)
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	—	—	675,613	(98,931)	675,613	(98,931)
	$1,970	$—	$1,450,950	$(176,859)	$1,452,920	$(176,859)
December 31, 2023
U.S. treasuries	$—	$—	$214,222	$(14,009)	$214,222	$(14,009)
Government agency securities	—	—	396,106	(71,648)	396,106	(71,648)
Obligations of state and municipal subdivisions	40,864	(360)	147,529	(9,274)	188,393	(9,634)
Corporate bonds	—	—	32,820	(7,180)	32,820	(7,180)
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	8,724	(312)	710,301	(119,298)	719,025	(119,610)
	$49,588	$(672)	$1,500,978	$(221,409)	$1,550,566	$(222,081)

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The Company's securities classified as available for sale and held to maturity are evaluated for expected credit losses by applying the appropriate expected credit losses methodology in accordance with ASC Topic 326, Financial Instruments - Credit Losses. At September 30, 2024, management's review of all securities at an unrealized loss position determined that the losses resulted from factors not related to credit quality. This conclusion is based on management's analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors for each security type in our portfolio.
The unrealized losses on available for sale securities are generally due to increases in market interest rates. Furthermore, the Company has the intent to hold the available for sale securities until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their cost basis. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. As such, there is no allowance for credit losses on available for sale securities recognized as of September 30, 2024.
The Company's held to maturity securities include taxable and tax-exempt municipal securities issued primarily by school districts but also may include utility districts or other municipalities. With regard to securities issued by state and municipal subdivisions, management considers issuer bond ratings, historical loss rates for given bond ratings, whether issuers continue to make timely principal and interest payments under the contractual terms of the securities, internal forecasts and whether or not such securities are guaranteed. Substantially all of the Company's held to maturity securities are guaranteed by the Texas Permanent School Fund (PSF), which is a sovereign wealth fund that serves to provide revenues for funding of public primary and secondary education in the State of Texas. At September 30, 2024, all of the Company's held to maturity securities were rated AAA/Aaa by Moody's and/or Standard & Poor's bond rating services. Furthermore, as of September 30, 2024, there were no past due principal or interest payments associated with these securities. As such, no allowance for credit losses has been recorded on held to maturity securities as of September 30, 2024.

Note 4. Loans, Net and Allowance for Credit Losses on Loans
Loans, net, at September 30, 2024 and December 31, 2023, consisted of the following:

	September 30,	December 31,
	2024	2023
Commercial	$2,123,443	$2,266,851
Mortgage warehouse purchase loans	392,691	549,689
Real estate:
Commercial	8,311,344	8,289,124
Commercial construction, land and land development	1,140,863	1,231,484
Residential	1,702,293	1,669,786
Single-family interim construction	430,283	517,928
Agricultural	113,851	109,451
Consumer	74,161	76,229
Total loans (1)	14,288,929	14,710,542
Allowance for credit losses	(150,285)	(151,861)
Total loans, net (1)	$14,138,644	$14,558,681
____________
(1)    Excludes accrued interest receivable of $53,186 and $54,563 at September 30, 2024 and December 31, 2023, respectively, that is recorded in other assets on the accompanying consolidated balance sheets.
Loans with carrying amounts of $7,701,144 and $8,109,607 at September 30, 2024 and December 31, 2023, respectively, were pledged to secure Federal Home Loan Bank borrowing capacity and Federal Reserve Bank discount window borrowing capacity.

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
The commercial loan portfolio includes loans made to customers in the energy industry, which is a complex, technical and cyclical industry. Experienced bankers with specialized energy lending experience originate our energy loans. Companies in this industry produce, extract, develop, exploit and explore for oil and natural gas. Loans are primarily collateralized with proven producing oil and gas reserves based on a technical evaluation of these reserves. At September 30, 2024 and December 31, 2023, there were approximately $660,931 and $621,883, of energy related loans outstanding, respectively.
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
Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location as well as granularity with moderate average loan sizes. Management monitors the diversification of the portfolio on a quarterly basis by type and geographic location. Management also tracks the level of owner occupied property versus non-owner occupied property. At September 30, 2024, the portfolio consisted of approximately 21% of owner occupied property.
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
Most of the Company’s lending activity occurs within the state of Texas, primarily in the north, central and southeast Texas regions and the state of Colorado, specifically along the Front Range area. As of September 30, 2024, loans in the North Texas region represented about 34% of the total portfolio, followed by the Colorado Front Range region at about 27%, the Houston region at 26% and the Central Texas region at 13%. A large percentage of the Company’s portfolio consists of commercial and residential real estate loans. As of September 30, 2024 and December 31, 2023, there were no concentrations of loans related to a single industry in excess of 10% of total loans.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The following is a summary of the activity in the allowance for credit losses on loans by class for the three and nine months ended September 30, 2024 and 2023:

	Commercial	Commercial Real Estate	Commercial Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Total
Three months ended September 30, 2024
Balance at beginning of period	$35,165	$64,231	$24,735	$7,482	$12,718	$556	$436	$145,323
Provision for credit losses	(428)	5,371	(2,475)	3,487	(1,124)	(7)	29	4,853
Charge-offs	—	—	—	(44)	—	(17)	—	(61)
Recoveries	41	29	100	—	—	—	—	170
Balance at end of period	$34,778	$69,631	$22,360	$10,925	$11,594	$532	$465	$150,285

Nine months ended September 30, 2024
Balance at beginning of period	$34,793	$60,096	$31,494	$6,917	$17,437	$745	$379	$151,861
Provision for credit losses	1,058	9,469	(9,234)	4,052	(3,261)	(196)	125	2,013
Charge-offs	(1,149)	—	—	(44)	(2,582)	(17)	(39)	(3,831)
Recoveries	76	66	100	—	—	—	—	242
Balance at end of period	$34,778	$69,631	$22,360	$10,925	$11,594	$532	$465	$150,285

Three months ended September 30, 2023
Balance at beginning of period	$34,581	$54,079	$33,462	$6,047	$18,333	$830	$472	$147,804
Provision for credit losses	(491)	6,544	(3,704)	180	(1,578)	(11)	(58)	882
Charge-offs	(525)	—	—	—	—	(6)	—	(531)
Recoveries	69	—	20	—	—	5	—	94
Balance at end of period	$33,634	$60,623	$29,778	$6,227	$16,755	$818	$414	$148,249

Nine months ended September 30, 2023
Balance at beginning of period	$54,037	$61,078	$17,696	$3,450	$11,817	$207	$502	$148,787
Provision for credit losses	(20,731)	(455)	13,167	2,777	4,938	612	(79)	229
Charge-offs	(593)	—	(1,196)	—	—	(6)	(9)	(1,804)
Recoveries	921	—	111	—	—	5	—	1,037
Balance at end of period	$33,634	$60,623	$29,778	$6,227	$16,755	$818	$414	$148,249
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The following table presents loans that were evaluated for expected credit losses on an individual basis and the related specific credit loss allocations, by loan class as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Loan Balance	Specific Allocations	Loan Balance	Specific Allocations
Commercial	$23,364	$16,511	$21,534	$11,662
Commercial real estate	30,456	3,791	25,672	3,567
Commercial construction, land and land development	—	—	—	—
Residential real estate	—	—	—	—
Single-family interim construction	—	—	—	—
Agricultural	—	—	75	19
Consumer	—	—	—	—
	$53,820	$20,302	$47,281	$15,248
Nonperforming loans by loan class at September 30, 2024 and December 31, 2023 are summarized as follows:

	Commercial	Commercial Real Estate	Commercial Construction, Land and Land Development	Residential Real Estate	Single-Family Interim Construction	Agricultural	Consumer	Total
September 30, 2024
Nonaccrual loans (1)	$23,398	$31,122	$8	$1,415	$—	$—	$—	$55,943
Loans past due 90 days and still accruing	156	2,903	—	266	—	—	—	3,325
Total nonperforming loans	$23,554	$34,025	$8	$1,681	$—	$—	$—	$59,268
December 31, 2023
Nonaccrual loans (1)	$21,541	$26,564	$10	$2,111	$—	$75	$5	$50,306
Loans past due 90 days and still accruing	—	14	—	1,480	—	—	—	1,494
Total nonperforming loans	$21,541	$26,578	$10	$3,591	$—	$75	$5	$51,800
____________
(1)    There are $2,574 and $14 in loans on nonaccrual without an allowance for credit loss as of September 30, 2024 and December 31, 2023, respectively. Additionally, no interest income was recognized on nonaccrual loans. No significant amounts of accrued interest was reversed during the three and nine months ended September 30, 2024 and 2023.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Occasionally, the Company modifies loans to borrowers in financial distress by providing certain concessions, such as principal forgiveness, term extension, an other-than-insignificant payment delay, an interest rate reduction, or a combination of such concessions. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. During the three and nine months ended September 30, 2024 and 2023, the Company did not provide any modifications under these circumstances to borrowers experiencing financial difficulty.
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. The following table presents information regarding the aging of past due loans by loan class as of September 30, 2024 and as of December 31, 2023:

	Loans 30-89 Days Past Due	Loans 90 Days or More Past Due	Total Past Due Loans	Current Loans	Total Loans
September 30, 2024
Commercial	$2,520	$6,860	$9,380	$2,114,063	$2,123,443
Mortgage warehouse purchase loans	—	—	—	392,691	392,691
Commercial real estate	2,237	32,898	35,135	8,276,209	8,311,344
Commercial construction, land and land development	1,366	—	1,366	1,139,497	1,140,863
Residential real estate	3,341	816	4,157	1,698,136	1,702,293
Single-family interim construction	—	—	—	430,283	430,283
Agricultural	70	—	70	113,781	113,851
Consumer	109	—	109	74,052	74,161
	$9,643	$40,574	$50,217	$14,238,712	$14,288,929
December 31, 2023
Commercial	$1,898	$4,883	$6,781	$2,260,070	$2,266,851
Mortgage warehouse purchase loans	—	—	—	549,689	549,689
Commercial real estate	5,388	12,432	17,820	8,271,304	8,289,124
Commercial construction, land and land development	2,457	—	2,457	1,229,027	1,231,484
Residential real estate	7,477	2,282	9,759	1,660,027	1,669,786
Single-family interim construction	828	—	828	517,100	517,928
Agricultural	—	75	75	109,376	109,451
Consumer	267	4	271	75,958	76,229
	$18,315	$19,676	$37,991	$14,672,551	$14,710,542

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
Management considers the guidance in ASC 310-20 when determining whether a modification, extension or renewal of a loan constitutes a current period origination. Generally, current period renewals of credit are re-underwritten at the point of renewal and considered current period originations for purposes of the table below. The following summarizes the amortized cost basis of loans by year of origination/renewal and credit quality indicator by class of loan as of September 30, 2024 and December 31, 2023:

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination or Renewal						Revolving Loans
September 30, 2024	2024	2023	2022	2021	2020	Prior			Total
Commercial
Pass	$101,103	$172,613	$160,806	$176,494	$58,053	$238,809	$998,439	$1,614	$1,907,931
Pass/Watch	—	1,970	404	41,515	103	3,620	47,483	—	95,095
Special Mention	1,204	—	13,653	—	603	79	58,088	—	73,627
Substandard	19,718	5,900	92	9,042	376	2,931	8,717	14	46,790
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial	$122,025	$180,483	$174,955	$227,051	$59,135	$245,439	$1,112,727	$1,628	$2,123,443
Current period gross write-offs	$—	$254	$—	$217	$—	$678	$—	$—	$1,149

Mortgage warehouse purchase loans
Pass	$392,691	$—	$—	$—	$—	$—	$—	$—	$392,691
Pass/Watch	—	—	—	—	—	—	—	—	—
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total mortgage warehouse purchase loans	$392,691	$—	$—	$—	$—	$—	$—	$—	$392,691
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination or Renewal						Revolving Loans
September 30, 2024	2024	2023	2022	2021	2020	Prior			Total
Commercial real estate
Pass	$536,422	$927,564	$2,486,116	$1,786,317	$829,127	$1,041,223	$58,935	$2,521	$7,668,225
Pass/Watch	31,256	38,940	106,574	125,540	23,522	47,897	—	19	373,748
Special Mention	25,570	48,733	56,576	22,640	22,017	12,250	—	—	187,786
Substandard	15,823	247	17,665	19,916	21,630	6,304	—	—	81,585
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$609,071	$1,015,484	$2,666,931	$1,954,413	$896,296	$1,107,674	$58,935	$2,540	$8,311,344
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial construction, land and land development
Pass	$301,019	$310,896	$340,515	$95,314	$30,471	$15,712	$15,906	$—	$1,109,833
Pass/Watch	2,568	20,010	8,296	22	—	48	—	—	30,944
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	54	—	24	—	—	8	—	—	86
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction, land and land development	$303,641	$330,906	$348,835	$95,336	$30,471	$15,768	$15,906	$—	$1,140,863
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate
Pass	$111,309	$179,369	$522,432	$334,123	$187,276	$241,859	$85,826	$994	$1,663,188
Pass/Watch	1,862	—	5,413	203	17,934	3,638	85	—	29,135
Special Mention	—	257	—	2,455	616	2,356	—	—	5,684
Substandard	231	152	648	7	545	2,502	201	—	4,286
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total residential real estate	$113,402	$179,778	$528,493	$336,788	$206,371	$250,355	$86,112	$994	$1,702,293
Current period gross write-offs	$—	$—	$44	$—	$—	$—	$—	$—	$44

Single-family interim construction
Pass	$211,334	$118,085	$18,492	$6,153	$—	$—	$60,507	$—	$414,571
Pass/Watch	6,174	387	—	—	—	—	9,151	—	15,712
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total single-family interim construction	$217,508	$118,472	$18,492	$6,153	$—	$—	$69,658	$—	$430,283
Current period gross write-offs	$—	$736	$1,846	$—	$—	$—	$—	$—	$2,582

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination or Renewal						Revolving Loans
September 30, 2024	2024	2023	2022	2021	2020	Prior			Total
Agricultural
Pass	$12,218	$14,216	$33,612	$21,408	$8,943	$10,937	$10,407	$17	$111,758
Pass/Watch	—	—	1,458	—	—	—	—	—	1,458
Special Mention	—	—	—	—	—	—	600	—	600
Substandard	—	—	—	35	—	—	—	—	35
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total agricultural	$12,218	$14,216	$35,070	$21,443	$8,943	$10,937	$11,007	$17	$113,851
Current period gross write-offs	$—	$—	$—	$—	$—	$17	$—	$—	$17

Consumer
Pass	$8,656	$3,030	$1,350	$430	$7,796	$1,407	$49,563	$13	$72,245
Pass/Watch	—	—	—	1,916	—	—	—	—	1,916
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total consumer	$8,656	$3,030	$1,350	$2,346	$7,796	$1,407	$49,563	$13	$74,161
Current period gross write-offs	$—	$35	$—	$—	$—	$4	$—	$—	$39

Total loans
Pass	$1,674,752	$1,725,773	$3,563,323	$2,420,239	$1,121,666	$1,549,947	$1,279,583	$5,159	$13,340,442
Pass/Watch	41,860	61,307	122,145	169,196	41,559	55,203	56,719	19	548,008
Special Mention	26,774	48,990	70,229	25,095	23,236	14,685	58,688	—	267,697
Substandard	35,826	6,299	18,429	29,000	22,551	11,745	8,918	14	132,782
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total loans	$1,779,212	$1,842,369	$3,774,126	$2,643,530	$1,209,012	$1,631,580	$1,403,908	$5,192	$14,288,929
Current period gross write-offs	$—	$1,025	$1,890	$217	$—	$699	$—	$—	$3,831

								Revolving Loans Converted to Term Loans
	Term Loans by Year of Origination or Renewal						Revolving Loans
December 31, 2023	2023	2022	2021	2020	2019	Prior			Total
Commercial
Pass	$223,287	$211,182	$281,878	$78,695	$99,516	$161,184	$1,099,241	$347	$2,155,330
Pass/Watch	168	9,672	8,976	121	2,064	9,396	5,655	—	36,052
Special Mention	185	—	13,517	85	—	820	9,052	1,214	24,873
Substandard	6,949	7,428	20,509	291	2,453	1,944	7,636	3,386	50,596
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial	$230,589	$228,282	$324,880	$79,192	$104,033	$173,344	$1,121,584	$4,947	$2,266,851
Current period gross write-offs	$285	$—	$301	$5	$73	$254	$—	$—	$918

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Note 5. Federal Home Loan Bank Advances and Other Borrowings
At September 30, 2024, the Company had no advances from the FHLB of Dallas under note payable arrangements. The balances outstanding on these advances were $350,000 at December 31, 2023.
Other borrowings totaled $454,762 and $271,821 at September 30, 2024 and December 31, 2023, respectively.
During first quarter 2024, the Company repaid the outstanding FHLB advances and borrowed two short-term advances from the Federal Reserve's Bank Term Funding Program (BTFP). During the second quarter 2024, the Company paid off one BTFP advance totaling $70,000. The remaining advance has an interest rate of 4.88% at September 30, 2024 and matures in January 2025. The balance outstanding on this BTFP advance included in other borrowings was $155,000 at September 30, 2024. This BTFP advance was subsequently paid off as discussed in Note 13. Subsequent Events.
In third quarter 2024, the Company repaid $33,750 on the Company's unsecured line of credit and has no borrowings outstanding against this line as of September 30, 2024.
Also in third quarter 2024, the Company issued $175,000 of 8.375% fixed-to-floating rate subordinated debentures due August 15, 2034 and simultaneously redeemed $110,000 of its outstanding 5.875% fixed rate subordinated debentures due August 1, 2024. The new debentures were sold at par resulting in net proceeds of $171,211, net of origination costs of $3,789. Initial interest payments of 8.375% fixed rate will be payable semiannually in arrears through August 15, 2029. Thereafter, floating rate payments of 3 month Secured Overnight Financing Rate (SOFR) plus 4.605% will be payable quarterly in arrears. The maturity date is August 15, 2034 with an optional redemption at August 15, 2029. The notes meet the criteria to be recognized as Tier 2 capital for regulatory purposes.

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
At September 30, 2024 and December 31, 2023, the approximate amounts of these financial instruments were as follows:

	September 30,	December 31,
	2024	2023
Commitments to extend credit	$2,938,015	$3,107,827
Standby letters of credit	33,596	31,627
	$2,971,611	$3,139,454

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
The allowance for credit losses on off-balance sheet commitments was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$3,537	$4,907	$3,897	$3,944
Provision for off-balance sheet credit exposure	(153)	(542)	(513)	421
Balance at end of period	$3,384	$4,365	$3,384	$4,365
Litigation
The Bank was a party to a legal proceeding inherited in connection with its acquisition of BOH Holdings, Inc. and its subsidiary, Bank of Houston (BOH). On February 27, 2023, the Bank entered into a settlement in principle with the plaintiffs and executed a settlement agreement on March 7, 2023. The settlement and bar orders were approved by the Court on August 8, 2023. On June 24, 2024, the Bank made a one-time cash payment of $100,000 to the court appointed receiver in full settlement of the litigation. Such settlement was recognized in 2023 as litigation settlement expense included in noninterest expense on the accompanying income statement along with $2,500 in related legal and other fees. The Bank now considers this matter fully resolved.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Note 7. Income Taxes
Income tax expense for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income tax expense for the period	$5,266	$8,246	$16,869	$5,662
Effective tax rate	20.5%	20.1%	(3.9)%	16.7%
The effective tax rates for 2024 and 2023 differ from the statutory federal tax rate of 21% largely due to tax exempt interest income earned on certain investment securities and loans, the nontaxable earnings on bank owned life insurance, nondeductible compensation, and state income tax. The effective rate for the nine months ended September 30, 2024 also reflects nondeductible acquisition-related expenses as well as goodwill impairment charges resulting in the negative effective tax rates for the period. The effective rate for the nine months ended September 30, 2023 is lower due to the litigation settlement that occurred in first quarter 2023.

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Assets and Liabilities Measured on a Recurring Basis
The following table represents assets and liabilities reported on the consolidated balance sheets at their fair value on a recurring basis as of September 30, 2024 and December 31, 2023 by level within the ASC Topic 820 fair value measurement hierarchy:

		Fair Value Measurements at Reporting Date Using
	Assets/ Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2024
Assets:
Investment securities available for sale:
U.S. treasuries	$166,092	$—	$166,092	$—
Government agency securities	411,519	—	411,519	—
Obligations of state and municipal subdivisions	213,644	—	213,644	—
Corporate bonds	37,700	—	37,700	—
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	681,117	—	681,117	—
Other securities	500	—	500	—
Loans held for sale, fair value option elected (1)	10,037	—	10,037	—
Derivative financial instruments:
Interest rate lock commitments	306	—	306	—
Forward mortgage-backed securities trades	17	—	17	—
Commercial loan interest rate swaps:
Loan customer counterparty	528	—	528	—
Financial institution counterparty	5,865	—	5,865	—
Liabilities:
Derivative financial instruments:
Interest rate swaps - cash flow hedge	5,628	—	5,628	—
Interest rate lock commitments	16	—	16	—
Forward mortgage-backed securities trades	7	—	7	—
Commercial loan interest rate swaps:
Loan customer counterparty	5,834	—	5,834	—
Financial institution counterparty	558	—	558	—

December 31, 2023
Assets:
Investment securities available for sale:
U.S. treasuries	$214,222	$—	$214,222	$—
Government agency securities	396,106	—	396,106	—
Obligations of state and municipal subdivisions	227,634	—	227,634	—
Corporate bonds	35,820	—	35,820	—
Mortgage-backed securities guaranteed by FHLMC, FNMA and GNMA	719,469	—	719,469	—
Other securities	500	—	500	—
Loans held for sale, fair value option elected (1)	12,016	—	12,016	—
Derivative financial instruments:
Interest rate lock commitments	507	—	507	—
Forward mortgage-backed securities trades	4	—	4	—
Commercial loan interest rate swaps:
Loan customer counterparty	227	—	227	—
Financial institution counterparty	9,472	—	9,472	—
Liabilities:
Derivative financial instruments:
Interest rate swaps - cash flow hedge	8,256	—	8,256	—
Forward mortgage-backed securities trades	43	—	43	—
Commercial loan interest rate swaps:
Loan customer counterparty	9,403	—	9,403	—
Financial institution counterparty	261	—	261	—
__________
(1)    At September 30, 2024 and December 31, 2023, loans held for sale for which the fair value option was elected had an aggregate outstanding principal balance of $9,798 and $11,747, respectively. There were no mortgage loans held for sale under the fair value option that were 90 days or greater past due or on nonaccrual at September 30, 2024.

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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Assets and Liabilities Measured on a Nonrecurring Basis
In accordance with ASC Topic 820, certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). The following table presents the assets carried on the consolidated balance sheet by caption and by level in the fair value hierarchy at September 30, 2024 and December 31, 2023, for which a nonrecurring change in fair value has been recorded:

		Fair Value Measurements at Reporting Date Using
	Assets Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Period Ended Total (Gains) Losses
September 30, 2024
Assets:
Individually evaluated loans	$5,746	$—	$—	$5,746	$5,542

December 31, 2023
Assets:
Individually evaluated loans	$5,822	$—	$—	$5,822	$3,525
Other real estate owned	9,490	—	—	9,490	6,052
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
Other real estate owned is measured at fair value on a nonrecurring basis (upon initial recognition or subsequent impairment). Other real estate owned is classified within Level 3 of the valuation hierarchy. When transferred from the loan portfolio, other real estate owned is adjusted to fair value less estimated selling costs and is subsequently carried at the lower of carrying value or fair value less estimated selling costs. The fair value is determined using an external appraisal process, discounted based on internal criteria. Management reviews the external appraisals for appropriateness and adjusts the value downward to consider selling and closing costs, which typically range from 5% to 8% of the appraised value. Therefore, the Company has categorized its other real estate as Level 3. There was no other real estate owned remeasured during the nine months ended September 30, 2024.
In addition, mortgage loans held for sale not recorded under the fair value option are required to be measured at the lower of cost or fair value. The fair value of these loans is based upon binding quotes or bids from third party investors. As of September 30, 2024 and December 31, 2023, all mortgage loans held for sale not recorded under the fair value option were recorded at cost.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Fair Value of Financial Instruments not Recorded at Fair Value
The carrying amount, estimated fair value and the level of the fair value hierarchy of the Company’s financial instruments that are reported at amortized cost on the Company's consolidated balance sheets were as follows at September 30, 2024 and December 31, 2023:

			Fair Value Measurements at Reporting Date Using
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2024
Financial assets:
Cash and cash equivalents	$1,348,055	$1,348,055	$1,348,055	$—	$—
Investment securities held to maturity	203,863	172,306	—	172,306	—
Loans held for sale, at cost	2,769	2,821	—	2,821	—
Loans, net	14,138,644	14,033,106	—	—	14,033,106
FHLB of Dallas stock and other restricted stock	14,489	14,489	—	14,489	—
Accrued interest receivable	61,108	61,108	—	61,108	—
Financial liabilities:
Deposits	15,995,068	15,949,261	—	15,949,261	—
Accrued interest payable	45,183	45,183	—	45,183	—
Other borrowings	454,762	457,200	—	457,200	—
Junior subordinated debentures	54,766	68,712	—	68,712	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—
December 31, 2023
Financial assets:
Cash and cash equivalents	$721,989	$721,989	$721,989	$—	$—
Certificates of deposit held in other banks	248	243	—	243	—
Investment securities held to maturity	205,232	170,997	—	170,997	—
Loans held for sale, at cost	4,404	4,506	—	4,506	—
Loans, net	14,558,681	14,547,963	—	—	14,547,963
FHLB of Dallas stock and other restricted stock	34,915	34,915	—	34,915	—
Accrued interest receivable	64,237	64,237	—	64,237	—
Financial liabilities:
Deposits	15,723,035	15,697,806	—	15,697,806	—
Accrued interest payable	43,653	43,653	—	43,653	—
FHLB advances	350,000	350,022	—	350,022	—
Other borrowings	271,821	257,975	—	257,975	—
Junior subordinated debentures	54,617	68,735	—	68,735	—
Off-balance sheet assets (liabilities):
Commitments to extend credit	—	—	—	—	—
Standby letters of credit	—	—	—	—	—

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
The Company's objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of fixed-rate amounts from a counterparty in exchange for the Company making variable-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company has two interest rate swap derivatives with an aggregated notional amount of $100,000 that were designated as cash flow hedges. The derivatives are intended to hedge the variable cash flows associated with certain existing variable-interest rate loans and were determined to be effective during the three and nine months ended September 30, 2024.
For derivatives designated and that qualify as cash flow hedges of interest rate risk, the gain or loss on the derivative is recorded in accumulated other comprehensive income (loss) and subsequently reclassified into interest income in the same period that the hedged transaction affects earnings. Amounts of gains (losses) recognized in accumulated other comprehensive income related to derivatives was $1,457 and $(594), net of tax, and the amounts of losses that were reclassified to interest income as interest payments were made on the Company’s variable-rate loans was $886 and $2,658, net of tax, during and for the three and nine months ended September 30, 2024. Amounts of losses recognized in accumulated other comprehensive income related to derivatives was $1,359 and $2,644, net of tax, and the amounts of losses that were reclassified to interest income as interest payments were received on the Company’s variable-rate loans was $879 and $2,395, net of tax, during and for the three and nine months ended September 30, 2023. During the next twelve months, the Company estimates that $2,807 will be reclassified as a decrease to interest income.
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
The following table provides the outstanding notional balances and fair values of outstanding derivative positions at September 30, 2024 and December 31, 2023:

	Outstanding Notional Balance	Asset Derivative Fair Value	Liability Derivative Fair Value
September 30, 2024
Derivatives designated as hedging instruments:
Interest rate swaps - cash flow hedge	$100,000	$—	$5,628
Derivatives not designated as hedging instruments:
Interest rate lock commitments	16,510	306	16
Forward mortgage-backed securities trades	15,000	17	7
Commercial loan interest rate swaps:
Loan customer counterparty	167,523	528	5,834
Financial institution counterparty	167,523	5,865	558

December 31, 2023
Derivatives designated as hedging instruments:
Interest rate swaps - cash flow hedge	$100,000	$—	$8,256
Derivatives not designated as hedging instruments:
Interest rate lock commitments	18,789	507	—
Forward mortgage-backed securities trades	15,000	4	43
Commercial loan interest rate swaps:
Loan customer counterparty	201,063	227	9,403
Financial institution counterparty	201,063	9,472	261
The credit exposure related to interest rate swaps is limited to the net favorable value of all swaps by each counterparty, which was approximately $6,393 and $9,699 at September 30, 2024 and December 31, 2023, respectively. In some cases, collateral may be required from the counterparties involved if the net value of the derivative instruments exceeds a nominal amount. Collateral levels are monitored and adjusted on a regular basis for changes in interest rate swap values. At September 30, 2024 and December 31, 2023, cash of $11,063 and $10,242, respectively, and securities of $418 and $444, respectively, were pledged as collateral for these derivatives, respectively, and counterparties had deposited $840 of cash with the Company as of September 30, 2024.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The Company has entered into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which the Company is either a participant or a lead bank. Risk participation agreements entered into as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution. The Company is party to one risk participation agreement as a participant bank having a notional amount of $1,481 at both September 30, 2024 and December 31, 2023. Risk participation agreements entered into as the lead bank provide credit protection to the Company should the borrower fail to perform on its interest rate derivative contract. The Company is party to zero and one risk participation agreement as the lead bank having a notional amount of $0 and $8,805 at September 30, 2024 and December 31, 2023, respectively.
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
A summary of derivative activity and the related impact on the consolidated statements of income (loss) for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Income Statement Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Derivatives designated as hedging instruments
Interest rate swaps - cash flow hedges	Interest and fees on loans	$(1,126)	$(1,119)	$(3,380)	$(3,048)
Derivatives not designated as hedging instruments
Interest rate lock commitments	Mortgage banking revenue	(159)	5	(217)	65
Forward mortgage-backed securities trades	Mortgage banking revenue	(29)	(33)	49	(29)

Note 10. Stock Awards
The Company grants common stock awards to certain employees of the Company. In May 2022, the shareholders of the Company approved the 2022 Equity Incentive Plan (2022 Plan). Under this plan, the Compensation Committee may grant awards to certain employees and directors of the Company in the form of restricted stock, restricted stock units, stock appreciation rights, qualified and nonqualified stock options, performance share awards and other equity-based awards. Effective with the adoption of the 2022 Plan, no further awards will be granted under the prior 2013 Equity Incentive Plan (2013 Plan). Awards outstanding under the 2013 Plan will remain in effect under the prior plan according to their respective terms and any terminated 2013 Plan awards will be available for awards under the 2022 Plan in accordance with the 2022 Plan's provisions. The 2022 Plan has 1,500,000 reserved shares of common stock to be awarded by the Company’s Compensation Committee. As of September 30, 2024, there were 1,210,659 shares remaining available for grant for future awards.
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

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
Restricted Stock Awards
The following table summarizes the activity in nonvested restricted stock awards for the nine months ended September 30, 2024 and 2023:

Restricted Stock Awards	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2023	285,340	$58.99
Granted during the period	139,935	44.73
Vested during the period	(140,068)	54.78
Forfeited during the period	(14,203)	51.92
Nonvested shares, September 30, 2024	271,004	$54.17

Nonvested shares, December 31, 2022	309,015	$60.12
Granted during the period	136,909	56.99
Vested during the period	(144,677)	58.64
Forfeited during the period	(4,844)	62.81
Nonvested shares, September 30, 2023	296,403	$59.36
Compensation expense related to these awards is recorded based on the fair value of the award at the date of grant and totaled $1,767 and $6,047 for the three and nine months ended September 30, 2024, respectively, and $2,112 and $6,176 for the three and nine months ended September 30, 2023, respectively. Compensation expense is recorded in salaries and employee benefits in the accompanying consolidated statements of income (loss). At September 30, 2024, future compensation expense is estimated to be $10,341 and will be recognized over a remaining weighted average period of 1.81 years.
The fair value of common stock awards that vested during the nine months ended September 30, 2024 and 2023 was $6,447 and $7,497, respectively. The Company has recorded $(64) and $259 in excess tax (benefit) expense on vested restricted stock to income tax expense for the three and nine months ended September 30, 2024, respectively, and $120 and $216 in excess tax expense for the three and nine months ended September 30, 2023, respectively.
There were no modifications of stock agreements during the nine months ended September 30, 2024 and 2023 that resulted in significant additional incremental compensation costs.
At September 30, 2024, the future vesting schedule of the nonvested restricted stock awards is as follows:

Number of Shares
First year	128,901
Second year	92,627
Third year	48,606
Fourth year	870
Total nonvested shares	271,004

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
The following table summarizes the activity in nonvested PSUs at target award level for the nine months ended September 30, 2024 and 2023:

Performance-Based Restricted Stock Units	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares, December 31, 2023	178,178	$51.55
Granted during the period	37,738	44.69
Vested during the period	(89,300)	38.29
Forfeited during the period	(20,198)	62.58
Nonvested shares, September 30, 2024	106,418	$58.14

Nonvested shares, December 31, 2022	140,240	$49.20
Granted during the period	37,938	60.21
Nonvested shares, September 30, 2023	178,178	$51.55
Compensation expense related to PSUs is estimated each period based on the fair value of the target stock unit at the grant date and the most probable level of achievement of the performance condition, adjusted for the passage of time within the vesting periods of the awards. Compensation expense related to these awards was $358 and $1,412 for the three and nine months ended September 30, 2024, respectively, and $(1,689) and $(604) for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, the unrecognized compensation expense is estimated to be $1,344. The remaining performance period over which the expense will be recognized is 2.39 years.
The fair value of common stock awards that vested during the nine months ended September 30, 2024 was $4,854.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total, Common Equity Tier 1 (CET1) and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2024 and December 31, 2023, the Company and the Bank meet all capital adequacy requirements to which they are subject, including the capital buffer requirement.
As of September 30, 2024 and December 31, 2023, the Bank’s capital ratios exceeded those levels necessary to be categorized as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” the Bank must maintain minimum total risk based, CET1, Tier 1 risk based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Bank’s category.

Independent Bank Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (unaudited)
(Dollars in thousands, except for share and per share information)
The following table presents actual and required capital ratios under Basel III Capital Rules for the Company and Bank as of September 30, 2024 and December 31, 2023. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended, to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required Plus Capital Conservation Buffer		Required To Be Considered Well Capitalized (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2024
Total capital to risk weighted assets:
Consolidated	$2,093,068	13.26%	$1,657,330	10.50%	$1,578,410	10.00%
Bank	2,059,623	13.05	1,656,822	10.50	1,577,925	10.00
Tier 1 capital to risk weighted assets:
Consolidated	1,634,886	10.36	1,341,648	8.50	947,046	6.00
Bank	1,906,441	12.08	1,341,237	8.50	1,262,340	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	1,579,286	10.01	1,104,887	7.00	N/A	N/A
Bank	1,906,441	12.08	1,104,548	7.00	1,025,652	6.50
Tier 1 capital to average assets:
Consolidated	1,634,886	9.08	719,977	4.00	N/A	N/A
Bank	1,906,441	10.59	719,761	4.00	899,701	5.00

December 31, 2023
Total capital to risk weighted assets:
Consolidated	$1,885,776	11.57%	$1,711,650	10.50%	$1,630,143	10.00%
Bank	2,020,376	12.40	1,711,142	10.50	1,629,659	10.00
Tier 1 capital to risk weighted assets:
Consolidated	1,617,985	9.93	1,385,621	8.50	978,086	6.00
Bank	1,882,585	11.55	1,385,210	8.50	1,303,727	8.00
Common equity tier 1 to risk weighted assets:
Consolidated	1,562,385	9.58	1,141,100	7.00	N/A	N/A
Bank	1,882,585	11.55	1,140,761	7.00	1,059,278	6.50
Tier 1 capital to average assets:
Consolidated	1,617,985	8.94	723,633	4.00	N/A	N/A
Bank	1,882,585	10.41	723,438	4.00	904,298	5.00
_____________
(1)    “Well-capitalized” Common Equity Tier 1 to Risk-Weighted Assets and Tier 1 to Average Assets are not formally defined under applicable banking regulations for bank holding companies. However, the Federal Reserve Board and the FDIC may require the Company to maintain a Tier 1 to Average Assets Ratio above the required minimum.
Stock repurchase program: From time to time, the Company's Board of Directors has authorized stock repurchase programs which allow the Company to purchase its common stock generally over a one-year period at various prices in the open market or in privately negotiated transactions. The Company is currently not under a stock repurchase program for 2024. There were no shares repurchased under the prior 2023 Plan during the nine months ended September 30, 2023.
Company stock repurchased to settle employee tax withholding related to vesting of stock awards totaled 33,089 and 57,855 shares at a total cost of $1,713 and $2,860 for the three and nine months ended September 30, 2024, respectively, and 11,476 and 38,739 shares at a total cost of $418 and $2,057 for the three and nine months ended September 30, 2023, respectively, and were not included under the repurchase program.

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
The merger agreement was approved by the boards of directors and shareholders of both companies and is anticipated to close in first quarter of 2025, although delays may occur. The transaction is subject to receipt of regulatory approvals and satisfaction of other customary closing conditions. The Company has incurred expenses related to the proposed merger of approximately $460 and $2,798 for the three and nine months ended September 30, 2024, respectively, which is included in acquisition expense in the consolidated statements of income.

Note 13. Subsequent Events
BTFP Advance
On October 1, 2024, the Company repaid the remaining BTFP advance totaling $155,000 plus accrued and unpaid interest of $5,202.
Declaration of Dividends
On October 17, 2024, the Company declared a quarterly cash dividend in the amount of $0.38 per share of common stock to the stockholders of record on October 31, 2024. The dividend will be paid on November 14, 2024.

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

•the possibility that the Company's pending merger with SSB does not close when expected or at all because required regulatory or other approvals or conditions to closing are not received or satisfied on a timely basis or at all (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of such merger);
•the risk that the benefits from the merger with SSB may not be fully realized or may take longer to realize than expected;
•the risk of disruption to the Company's business as a result of the announcement and pendency of the merger with SSB;
•the possibility that the merger with SSB may be more expensive to complete than anticipated, including as a result of unexpected factors or events;
•other economic, competitive, governmental, regulatory, technological and geopolitical factors affecting the Company’s operations, pricing and services; and
•the other factors that are described or referenced in Part I, Item 1A, of the Company’s Annual Report on Form 10-K filed with the SEC on February 20, 2024, and Part I, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, in each case under the caption “Risk Factors.”
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
As of September 30, 2024, the Company operated 92 full service banking locations in north, central and southeast Texas regions, and along the Colorado Front Range region, with 61 Texas locations and 31 Colorado locations.
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

Recent Developments
Pending Acquisition
As described in Note 1. Summary of Significant Accounting Policies and Note 12. Business Combination in the Company's consolidated financial statements included elsewhere in this report, the Company and SSB have entered into a definitive agreement, dated May 17, 2024, providing that, among other things and on the terms and subject to the conditions set forth therein, SSB will acquire the Company in an all-stock transaction by means of a merger of the Company with and into SSB with SSB surviving the merger. The Company's shareholders will receive 0.60 shares of SSB's common stock for each share of Company common stock based on a fixed exchange ratio. The merger has been approved by the Boards of Directors and shareholders of both companies and is expected to close during the first quarter of 2025, although delays may occur. The transaction is subject to certain conditions, including customary regulatory approvals. Merger expenses of $460 thousand and $2.8 million have been incurred for the three and nine months ended September 30, 2024, respectively. Additional merger expenses are expected to be incurred for the remainder of 2024.
Goodwill Impairment Charge
As described in Note 1. Summary of Significant Accounting Policies, as a result of entering into a merger agreement with SSB and due to the Company's stock price trading below book value, the Company recorded a $518.0 million goodwill impairment charge in second quarter 2024, which is included in noninterest expense in the consolidated financial statements. This impairment charge has negatively affected the Company's earnings for the nine months ended September 30, 2024, reducing net income by $516.8 million (after tax) or $12.49 per diluted share.

Discussion and Analysis of Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023
The following discussion and analysis of the Company's results of operations compares the operations for the three and nine months ended September 30, 2024 with the three and nine months ended September 30, 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results of operations that may be expected for all of the year ending December 31, 2024.
Results of Operations
For the three months ended September 30, 2024, the Company had a net income of $20.4 million ($0.49 per common share on a diluted basis) compared with net income of $32.8 million ($0.79 per common share on a diluted basis) for the three months ended September 30, 2023. The Company posted annualized returns on average equity of 4.24% and 5.51%, returns on average assets of 0.44% and 0.70% and efficiency ratios of 72.32% and 63.75% for the three months ended September 30, 2024 and 2023, respectively. The efficiency ratio is calculated by dividing total noninterest expense (which excludes the provision for credit losses and the amortization of other intangible assets) by net interest income plus noninterest income.

For the nine months ended September 30, 2024, net loss was $448.9 million ($(10.85) per common share on a diluted basis) compared with net income of $28.3 million ($0.69 per common share on a diluted basis) for the nine months ended September 30, 2023. The Company posted annualized returns on average equity of (27.34)% and 1.60%, returns on average assets of (3.21)% and 0.21% and efficiency ratios of 218.83% and 88.75% for the nine months ended September 30, 2024 and 2023, respectively.
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
Net interest income was $106.8 million for the three months ended September 30, 2024, a decrease of $2.2 million, or 2.0%, from $109.0 million for the three months ended September 30, 2023. The decrease in net interest income was primarily due to the increased funding costs on our deposit products offset to a lesser extent by increased earnings on average loan balances. Average interest-earning assets increased $349.9 million or 2.1%, to $17.0 billion for the three months ended September 30, 2024 compared to $16.7 billion for the three months ended September 30, 2023. The increase is primarily due to higher average loan balances, which increased approximately $369.4 million, due to organic growth primarily occurring during the second half of 2023 as well as an increase in interest-bearing cash balances of $88.3 million offset by a decrease in average securities of $107.8 million. The yield on average interest-earning assets increased 34 basis points from 5.31% for the three months ended September 30, 2023 to 5.65% for the three months ended September 30, 2024. The increase in asset yield from the prior year is primarily a result of increases in the benchmark rates over the last year. The average cost of interest-bearing liabilities increased 44 basis points to 4.16% for the three months ended September 30, 2024 compared to 3.72% for the three months ended September 30, 2023. The increase is reflective of higher funding costs, primarily on deposit products as a result of Fed Funds rate increases in 2023, offset by decreased costs on FHLB advances, primarily due to lower holdings based on liquidity needs resulting in a shift in funding sources for the year-over-year period. Also contributing was the shift from non-interest bearing deposits into interest-bearing products during the year-over-year period. The aforementioned changes resulted in a 10 basis point decrease in the net interest margin for the three months ended September 30, 2024 at 2.50% compared to 2.60% for the three months ended September 30, 2023.
Net interest income was $315.0 million for the nine months ended September 30, 2024, a decrease of $35.6 million, or 10.1%, from $350.6 million for the nine months ended September 30, 2023. The decrease was primarily driven by the increased funding costs on our deposit products as a result of the multiple Fed rate increases in 2023 offset to a lesser extent by increased earnings on interest-earning assets, primarily average loans. Average interest-earning assets increased $455.8 million or 2.7%, to $17.1 billion for the nine months ended September 30, 2024 compared to $16.6 billion for the nine months ended September 30, 2023. The increase was driven by increases in average loan balances of $552.1 million due to organic growth occurring in the second half of 2023 as well as an increase in average interest-bearing cash balances of $5.3 million offset by a decrease in average securities balances of $101.6 million. The average yield on interest-earning assets increased 46 basis points from 5.14% for the nine months ended September 30, 2023 to 5.60% for the nine months ended September 30, 2024 while the average rate paid on interest-bearing liabilities increased 88 basis points from 3.26% for the nine months ended September 30, 2023 to 4.14% for the nine months ended September 30, 2024. The net interest margin for the nine months ended September 30, 2024 decreased 35 basis points to 2.47% compared to 2.82% for the nine months ended September 30, 2023 due primarily to increased funding costs on deposits resulting from Fed rate increases during 2023 as well as shift from lower rate short-term borrowings to higher rate long-term borrowings, offset by higher earnings on loans due to organic growth occurring in the last half of 2023.

Average Balance Sheet Amounts, Interest Earned and Yield Analysis. The following table presents average balance sheet information, interest income, interest expense and the corresponding average yields earned and rates paid for the three and nine months ended September 30, 2024 and 2023. The average balances are principally daily averages and, for loans, include both performing and nonperforming balances.

	Three Months Ended September 30,
	2024			2023
(dollars in thousands)	Average Outstanding Balance	Interest	Yield/ Rate (4)	Average Outstanding Balance	Interest	Yield/ Rate (4)
Interest-earning assets:
Loans (1)	$14,487,650	$221,169	6.07%	$14,118,264	$202,725	5.70%
Taxable securities	1,326,655	7,174	2.15	1,411,578	7,674	2.16
Nontaxable securities	387,537	2,482	2.55	410,391	2,558	2.47
Interest-bearing deposits and other	804,594	10,891	5.38	716,271	9,787	5.42
Total interest-earning assets	17,006,436	241,716	5.65	16,656,504	222,744	5.31
Noninterest-earning assets	1,292,346			1,864,096
Total assets	$18,298,782			$18,520,600
Interest-bearing liabilities:
Checking accounts	$5,490,570	$51,584	3.74%	$5,596,274	$47,657	3.38%
Savings accounts	497,721	304	0.24	590,577	90	0.06
Money market accounts	2,181,715	22,893	4.17	1,565,181	15,200	3.85
Certificates of deposit	4,216,985	52,294	4.93	3,566,496	39,653	4.41
Total deposits	12,386,991	127,075	4.08	11,318,528	102,600	3.60
FHLB advances	—	—	—	463,967	6,054	5.18
Other borrowings - short-term	166,005	2,106	5.05	41,087	738	7.13
Other borrowings - long-term	279,725	4,467	6.35	237,862	3,070	5.12
Junior subordinated debentures	54,749	1,230	8.94	54,550	1,233	8.97
Total interest-bearing liabilities	12,887,470	134,878	4.16	12,115,994	113,695	3.72
Noninterest-bearing demand accounts	3,361,194			3,798,091
Noninterest-bearing liabilities	132,968			246,340
Stockholders’ equity	1,917,150			2,360,175
Total liabilities and equity	$18,298,782			$18,520,600
Net interest income		$106,838			$109,049
Interest rate spread			1.49%			1.59%
Net interest margin (2)			2.50			2.60
Net interest income and margin (tax equivalent basis) (3)		$107,971	2.53		$110,077	2.62
Average interest-earning assets to interest-bearing liabilities			131.96			137.48

	Nine Months Ended September 30,
	2024			2023
(dollars in thousands)	Average Outstanding Balance	Interest	Yield/ Rate (4)	Average Outstanding Balance	Interest	Yield/ Rate (4)
Interest-earning assets:
Loans (1)	$14,578,678	$655,971	6.01%	$14,026,604	$580,631	5.53%
Taxable securities	1,367,468	22,851	2.23	1,444,280	23,323	2.16
Nontaxable securities	392,657	7,524	2.56	417,459	7,747	2.48
Interest-bearing deposits and other	730,098	29,660	5.43	724,787	27,513	5.08
Total interest-earning assets	17,068,901	716,006	5.60	16,613,130	639,214	5.14
Noninterest-earning assets	1,609,929			1,855,135
Total assets	$18,678,830			$18,468,265
Interest-bearing liabilities:
Checking accounts	$5,494,894	$151,144	3.67%	$5,836,196	$128,493	2.94%
Savings accounts	515,145	693	0.18	652,067	263	0.05
Money market accounts	2,024,517	63,418	4.18	1,587,340	38,646	3.26
Certificates of deposit	4,285,623	159,578	4.97	2,604,697	75,603	3.88
Total deposits	12,320,179	374,833	4.06	10,680,300	243,005	3.04
FHLB advances	112,044	4,605	5.49	817,436	29,903	4.89
Other borrowings - short-term	184,049	7,264	5.27	40,196	2,082	6.93
Other borrowings - long-term	252,175	10,607	5.62	247,258	10,166	5.50
Junior subordinated debentures	54,699	3,680	8.99	54,501	3,480	8.54
Total interest-bearing liabilities	12,923,146	400,989	4.14	11,839,691	288,636	3.26
Noninterest-bearing demand accounts	3,354,693			4,058,686
Noninterest-bearing liabilities	207,665			203,021
Stockholders’ equity	2,193,326			2,366,867
Total liabilities and equity	$18,678,830			$18,468,265
Net interest income		$315,017			$350,578
Interest rate spread			1.46%			1.88%
Net interest margin (2)			2.47			2.82
Net interest income and margin (tax equivalent basis) (3)		$318,302	2.49		$353,680	2.85
Average interest-earning assets to interest-bearing liabilities			132.08			140.32
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
The following table presents the components of provision for credit losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Provision for credit losses related to:
Loans	$4,853	$882	$2,013	$229
Held to maturity securities	—	—	—	—
Off-balance sheet credit exposures	(153)	(542)	(513)	421
Total provision for credit losses	$4,700	$340	$1,500	$650
Provision expense for loans is generally reflective of organic loan growth or decline as well as charge-offs or specific reserves taken during the respective period. Provision expense is also impacted by the economic outlook and changes in macroeconomic variables. The provision expense for the three and nine months ended September 30, 2024 was due to an increase in credit allocations on evaluated loans during the quarter.
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

Noninterest Income
The following table sets forth the major components of noninterest income for the three and nine months ended September 30, 2024 and 2023 and the period-over-period variations in such categories of noninterest income:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(dollars in thousands)	2024	2023	2024 v. 2023		2024	2023	2024 v. 2023
Noninterest Income
Service charges on deposit accounts	$3,617	$3,568	$49	1.4%	$10,803	$10,436	$367	3.5%
Investment management fees	2,765	2,470	295	11.9	8,222	7,215	1,007	14.0
Mortgage banking revenue	1,682	1,774	(92)	(5.2)	4,857	5,646	(789)	(14.0)
Mortgage warehouse purchase program fees	617	555	62	11.2	1,812	1,414	398	28.1
(Loss) gain on sale of loans	—	(7)	7	N/M	74	(14)	88	N/M
Gain on sale of other real estate	—	—	—	—	13	—	13	N/M
(Loss) gain on sale and disposal of premises and equipment	(9)	(56)	47	N/M	(20)	345	(365)	N/M
Increase in cash surrender value of BOLI	1,652	1,465	187	12.8	4,779	4,252	527	12.4
Other	3,137	3,877	(740)	(19.1)	9,224	11,201	(1,977)	(17.7)
Total noninterest income	$13,461	$13,646	$(185)	(1.4)%	$39,764	$40,495	$(731)	(1.8)%
____________
N/M - not meaningful
Total noninterest income decreased $185 thousand, or 1.4% and $731 thousand, or 1.8% for the three and nine months ended September 30, 2024 over same periods in 2023, respectively. Significant changes in the components of noninterest income are discussed below.
Investment management fees. Investment management fees increased $295 thousand, or 11.9% and $1.0 million, or 14.0% for the three and nine months ended September 30, 2024 as compared to the same periods in 2023, respectively. The increases were due to higher managed asset balances due to improvement in market conditions over the year.
Mortgage banking revenue. Mortgage banking revenue decreased $92 thousand, or 5.2% and $789 thousand, or 14.0% for the three and nine months ended September 30, 2024 as compared to the same periods in 2023, respectively. The decreases were primarily due to lower volumes and margins resulting from higher interest rates for the year-over-year period.
Other noninterest income. Other noninterest income decreased $740 thousand, or 19.1% and $2.0 million, or 17.7% for the three and nine months ended September 30, 2024 as compared to the same periods in 2023, respectively. Other noninterest income was lower for the three and nine months ended September 30, 2024 due to decreases in various types of miscellaneous income. In addition, the nine month period ended September 30, 2023 also reflects a $318 thousand BOLI benefit claim that occurred in early 2023.

Noninterest Expense
The following table sets forth the major components of noninterest expense for the three and nine months ended September 30, 2024 and 2023 and the period-over-period variations in such categories of noninterest expense:

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(dollars in thousands)	2024	2023	2024 v. 2023		2024	2023	2024 v. 2023
Noninterest Expense
Salaries and employee benefits	$50,039	$43,618	$6,421	14.7%	$146,432	$136,833	$9,599	7.0%
Occupancy	12,326	12,408	(82)	(0.7)	36,951	35,607	1,344	3.8
Communications and technology	7,937	6,916	1,021	14.8	23,298	21,202	2,096	9.9
FDIC assessment	4,196	3,653	543	14.9	13,154	10,171	2,983	29.3
Advertising and public relations	479	587	(108)	(18.4)	1,747	2,195	(448)	(20.4)
Other real estate owned expenses (income), net	141	(253)	394	N/M	169	(482)	651	N/M
Impairment of other real estate	—	—	—	—	345	2,200	(1,855)	N/M
Amortization of other intangible assets	2,893	3,111	(218)	(7.0)	8,921	9,333	(412)	(4.4)
Litigation settlement	—	—	—	—	—	102,500	(102,500)	(100.0)
Professional fees	1,296	1,262	34	2.7	4,406	6,112	(1,706)	(27.9)
Acquisition expense, including legal	460	—	460	100.0	2,798	—	2,798	100.0
Goodwill impairment	—	—	—	—	518,000	—	518,000	100.0
Other	10,129	10,032	97	1.0	29,059	30,748	(1,689)	(5.5)
Total noninterest expense	$89,896	$81,334	$8,562	10.5%	$785,280	$356,419	$428,861	120.3%
____________
N/M - not meaningful
Noninterest expense increased $8.6 million, or 10.5% and increased $428.9 million, or 120.3% for the three and nine months ended September 30, 2024, as compared to the same periods in 2023, respectively. The significant change in the components of noninterest expense is discussed below.
Salaries and employee benefits. Salaries and employee benefits increased $6.4 million, or 14.7% and $9.6 million, or 7.0% for the three and nine months ended September 30, 2024 compared to the same periods in 2023, respectively. The increase for the three and nine month period was primarily due to $5.1 million and $7.7 million, respectively in higher incentive and equity award expense and decreases of $774 thousand and $1.3 million in deferred salaries contra expense due to lower loan originations over the periods. The nine month period also reflected higher salaries expense of $1.1 million offset by $703 thousand in lower contract labor costs compared to the same period in the prior year.
Communications and technology. Communications and technology increased $1.0 million, or 14.8% and $2.1 million, or 9.9% for the three and nine months ended September 30, 2024 compared to the same periods in 2023, respectively. The increase was primarily due to software cost increases among various technology and information security vendors.
FDIC assessment. FDIC assessment increased $543 thousand, or 14.9% and increased $3.0 million, or 29.3% for the three and nine months ended September 30, 2024 compared to the same periods in 2023, respectively. The increase for the three and nine months reflects overall increases in the assessment rates, including the impact from the Company's current year loss position, while the year-over-year change was also impacted by a $1.2 million special assessment assessed to recover uninsured deposit losses related to 2023 bank failures.
Litigation settlement. Litigation settlement of $102.5 million was recognized in the first quarter 2023 due to the settlement of the ongoing litigation that was acquired by the Company in 2014. Refer to Note 6. Off-Balance Sheet Arrangements, Commitments and Contingencies for more information.

Professional fees. Professional fees increased $34 thousand, or 2.7% and decreased $1.7 million, or 27.9% for the three and nine months ended September 30, 2024 compared to the same periods in 2023, respectively. The decrease for the nine month period was due primarily to lower consulting fees of $1.2 million due to less active projects.
Acquisition expense, including legal. Acquisition expense, including legal increased $460 thousand and $2.8 million for the three and nine months ended September 30, 2024 compared to the same periods in 2023, respectively. The increase is related to the pending merger with SSB that was announced in the second quarter 2024.
Goodwill impairment. Goodwill impairment of $518.0 million was recognized in the second quarter 2024 triggered by the Company entering into a merger agreement with SSB as well as the Company's stock price trading below book value, as discussed elsewhere in this report.
Income Tax Expense
Income tax expense was $5.3 million and $16.9 million for the three and nine months ended September 30, 2024, respectively, compared to income tax expense of $8.2 million and $5.7 million for the same periods in 2023, respectively. The effective tax rates were 20.5% and (3.9)% for the three and nine months ended September 30, 2024, respectively, compared to 20.1% and 16.7% for the same periods in 2023, respectively. The effective rate for the nine months ended September 30, 2024 was negative primarily due to the goodwill impairment charge, of which $512.4 million is not deductible for tax purposes. The lower effective rate for nine months ended September 30, 2023 is due to the settlement of the Stanford litigation in first quarter 2023.

Discussion and Analysis of Financial Condition
The following discussion and analysis summarizes the financial condition of the Company as of September 30, 2024 and December 31, 2023 and details certain changes between those periods.
Assets
The Company’s total assets decreased by $452.0 million, or 2.4%, to $18.6 billion as of September 30, 2024 from $19.0 billion at December 31, 2023. The decrease is mainly due to a decrease in goodwill as a result of the impairment charge, as well as decreases in loans and available for sale securities during the period offset by increases in cash and cash equivalents.

Loan Portfolio
The Company’s loan portfolio is the largest category of the Company’s earning assets. The following table presents the balance and associated percentage of each major category in the Company's loan portfolio as of September 30, 2024 and December 31, 2023:

(dollars in thousands)	September 30, 2024		December 31, 2023
	Amount	% of Total	Amount	% of Total
Commercial	$2,123,443	14.8%	$2,266,851	15.4%
Mortgage warehouse purchase loans	392,691	2.7	549,689	3.7
Real estate:
Commercial	8,311,344	58.2	8,289,124	56.3
Commercial construction, land and land development	1,140,863	8.0	1,231,484	8.4
Residential (1)	1,715,099	12.0	1,686,206	11.5
Single-family interim construction	430,283	3.0	517,928	3.5
Agricultural	113,851	0.8	109,451	0.7
Consumer	74,161	0.5	76,229	0.5
Total gross loans	$14,301,735	100.0%	$14,726,962	100.0%
____________
(1)    Includes loans held for sale of $12.8 million and $16.4 million at September 30, 2024 and December 31, 2023, respectively.
As of September 30, 2024 and December 31, 2023, the Company's loan portfolio, before the allowance for credit losses, totaled $14.3 billion and $14.7 billion, respectively, which is a decrease of 2.9% between the two periods. Loans held for investment, excluding mortgage warehouse purchase loans and loans held for sale, decreased $264.9 million, or 2.5% annualized for the nine month period. See Note 4. Loans, Net and Allowance for Credit Losses on Loans for more details on the Company's loan portfolio.
Commercial real estate (CRE) loans Concentration. The commercial real estate loan portfolio has historically been the Company's largest category of loans, representing 58.2% and 56.3% of the total loan portfolio as of September 30, 2024 and December 31, 2023, respectively. Non-Owner Occupied CRE represents $6.5 billion, or 78.7% of total CRE and 45.7% of the total loan portfolio, and $6.5 billion, or 78.7% of total CRE and 44.3% of the total portfolio, as of September 30, 2024 and December 31, 2023, respectively. The Company expects that commercial real estate loans will continue to be a significant portion of the Company’s total loan portfolio.
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

The following table summarizes CRE concentration by property type and owner occupied and non-owner occupied as a percentage of total commercial real estate loans as of September 30, 2024 and December 31, 2023:

(dollars in thousands)	CRE Concentration by Property Type		Percentage of Total CRE Concentration
September 30, 2024	Amount	Percent of Total	Owner Occupied	Non-Owner Occupied
Retail	$2,464,789	29.7%	1.7%	28.0%
Office and Office Warehouse	1,479,142	17.8	5.0	12.8
Multifamily	1,129,714	13.6	—	13.6
Industrial	930,549	11.2	2.2	9.0
Healthcare	458,816	5.5	1.9	3.6
Hotel/Motel	356,489	4.3	—	4.3
Convenience Store	335,713	4.0	2.6	1.4
Daycare/School	212,546	2.6	2.2	0.4
Restaurant	169,609	2.0	1.3	0.7
RV & Mobile Home Parks	146,091	1.8	—	1.8
Church	108,779	1.3	1.3	—
Mini Storage	124,789	1.5	—	1.5
Dealerships	78,497	0.9	0.8	0.1
Mixed Use (Non-Retail)	22,031	0.3	—	0.3
Miscellaneous	293,790	3.5	2.3	1.2
Total commercial real estate loans	$8,311,344	100.0%	21.3%	78.7%
December 31, 2023
Retail	$2,522,945	30.4%	1.6%	28.8%
Office and Office Warehouse	1,537,632	18.5	5.1	13.4
Multifamily	1,013,767	12.2	—	12.2
Industrial	953,190	11.5	2.2	9.3
Healthcare	379,666	4.6	1.8	2.8
Hotel/Motel	374,895	4.5	—	4.5
Convenience Store	293,771	3.5	2.3	1.2
Daycare/School	221,791	2.7	2.2	0.5
Restaurant	157,258	1.9	1.1	0.8
RV & Mobile Home Parks	145,825	1.8	—	1.8
Church	124,834	1.5	1.5	—
Mini Storage	108,935	1.3	—	1.3
Dealerships	84,687	1.0	0.9	0.1
Mixed Use (Non-Retail)	56,031	0.7	—	0.7
Miscellaneous	313,897	3.9	2.6	1.3
Total commercial real estate loans	$8,289,124	100.0%	21.3%	78.7%

The following table summarizes the CRE concentration by geographic region in which the loans were originated as a percentage of total commercial real estate loans as of September 30, 2024 and December 31, 2023:

(dollars in thousands)	September 30, 2024		December 31, 2023
Geographic Region
North Texas	$1,818,398	21.9%	$1,841,683	22.2%
Central Texas	947,666	11.4	895,708	10.8
Houston	2,791,794	33.6	2,799,345	33.8
Colorado Front Range	2,753,486	33.1	2,752,388	33.2
Total commercial real estate loans	$8,311,344	100.0%	$8,289,124	100.0%
Additional information related to the granularity in the commercial real estate portfolio is presented in the table below as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Average loan amount	$2.0 million	$1.9 million
Number of loans > $5 million	403	395
Largest loan in the portfolio	$37.8 million	$33.1 million
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

(dollars in thousands)	September 30, 2024	December 31, 2023
Nonaccrual loans
Commercial	$23,398	$21,541
Commercial real estate	31,122	26,564
Commercial construction, land and land development	8	10
Residential real estate	1,415	2,111
Agricultural	—	75
Consumer	—	5
Total nonaccrual loans	55,943	50,306
Total loans delinquent 90 days or more and still accruing	3,325	1,494
Total nonperforming loans	59,268	51,800
Total other real estate owned and other repossessed assets	8,799	9,604
Total nonperforming assets	$68,067	$61,404

Total allowance for credit losses on loans	$150,285	$151,861
Total loans held for investment (1)	$13,896,238	$14,160,853
Total assets	$18,583,149	$19,035,102

Credit Ratios
Ratio of nonperforming loans to total loans held for investment	0.43%	0.37%
Ratio of nonperforming assets to total assets	0.37	0.32
Ratio of nonaccrual loans to total loans held for investment	0.40	0.36
Ratio of allowance for credit losses on loans to total loans held for investment	1.08	1.07
Ratio of allowance for credit losses on loans to nonaccrual loans	268.64	301.87
Ratio of allowance for credit losses on loans to total nonperforming loans	253.57	293.17
____________
(1)     Excluding mortgage warehouse purchase loans of $392.7 million and $549.7 million and loans held for sale of $12.8 million and $16.4 million as of September 30, 2024 and December 31, 2023, respectively.
Nonaccrual loans increased to $55.9 million as of September 30, 2024 from $50.3 million as of December 31, 2023. The increase in nonaccrual loans was primarily due to the addition of a commercial loan relationship totaling $2.0 million and two commercial real estate loans totaling $4.3 million offset by paydowns on various loans.
Other real estate owned and other repossessed assets decreased from $9.6 million as of December 31, 2023 to $8.8 million as of September 30, 2024 due to the sale of an $805 thousand other real estate property during the period.

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
Analysis of the Allowance for Credit Losses - Loans
The following table sets forth the allowance for credit losses by category of loans:

	September 30, 2024		December 31, 2023
(dollars in thousands)	Amount	% of Total Loans(1)	Amount	% of Total Loans(1)
Commercial loans	$34,778	14.8%	$34,793	15.4%
Mortgage warehouse purchase loans	—	2.7	—	3.7
Real estate:
Commercial real estate	69,631	58.2	60,096	56.3
Construction, land and land development	22,360	8.0	31,494	8.4
Residential real estate	10,925	12.0	6,917	11.5
Single-family interim construction	11,594	3.0	17,437	3.5
Agricultural	532	0.8	745	0.7
Consumer	465	0.5	379	0.5
Total allowance for credit losses	$150,285	100.0%	$151,861	100.0%
____________
(1)    Represents the percentage of the Company’s total loans included in each loan category.
As of September 30, 2024, the allowance for credit losses on loans amounted to $150.3 million, or 1.08%, of total loans held for investment, excluding mortgage warehouse purchase loans, compared with $151.9 million, or 1.07%, as of December 31, 2023.
As of September 30, 2024, the Company had specific credit loss allocations of $20.3 million on individually evaluated loans totaling $53.8 million, compared with specific credit loss allocations of $15.2 million on individually evaluated loans totaling $47.3 million as of December 31, 2023. The increase in individually evaluated loans and specific credit loss allocations was due to the additions of a commercial loan relationship totaling $2.0 million with a specific credit loss allocation of $559 thousand and two commercial real estate loans totaling $4.3 million with specific credit allocations of $466 thousand. In addition, there was an increase of $4.3 million in specific credit losses on a existing individually evaluated commercial loan relationship.

The factors driving significant changes in credit loss allocations by segment for the nine months ended September 30, 2024 are discussed below.
The allowance allocated to commercial loans totaled $34.8 million, or 1.6% of total commercial loans as of September 30, 2024, compared to $34.8 million, or 1.5% of commercial loans as of December 31, 2023. Modeled expected credit losses decreased $4.8 million due to changes in the economic forecast, specifically the improvement to the national housing price index (HPI). Specific allocations for commercial loans that were evaluated for expected credit losses on an individual basis increased $4.8 million from $11.7 million at December 31, 2023 to $16.5 million at September 30, 2024 due primarily to the increase in specific allocations on the commercial relationship discussed above.
The allowance allocated to commercial real estate loans totaled $69.6 million, or 0.8% of total commercial real estate loans as of September 30, 2024, compared to $60.1 million, or 0.7% of commercial real estate loans as of December 31, 2023. The allowance for credit losses increased $9.5 million, or 15.9% over the year. Modeled expected credit losses increased $40 thousand, while qualitative factors increased $9.3 million. The increase in qualitative factors was due to elevated risk-grade credits and past due trends. Specific allocations for commercial real estate loans that were evaluated for expected credit losses on an individual basis increased $224 thousand from $3.6 million at December 31, 2023 to $3.8 million at September 30, 2024.
The allowance allocated to construction, land and land development loans totaled $22.4 million, or 2.0% of total construction, land and land development loans as of September 30, 2024, compared to $31.5 million, or 2.6% of construction, land and land development loans as of December 31, 2023. The allowance for credit losses decreased $9.1 million, or 29.0% for the period. Modeled expected credit losses decreased $12.6 million, while qualitative adjustments increased $3.4 million. The decrease in modeled losses was a result of improvements in the national housing price index (HPI) along with an upward adjustment to the income index and downward adjustment to the 3-Month T-Bill in addition to the decrease in loan balances in this portfolio segment. The increase in qualitative factors was primarily due to an increase in risk level and elevated past due loans in the segment. There were no specific allocations for construction, land and land development loans that were evaluated for expected credit losses on a individual basis at December 31, 2023 or September 30, 2024.
The allowance allocated to residential real estate loans totaled $10.9 million, or 0.6% of total residential real estate loans as of September 30, 2024, compared to $6.9 million, or 0.4% of residential real estate loans as of December 31, 2023. The allowance for credit losses increased $4.0 million, or 57.9% for the period. Modeled expected credit losses increased $1.1 million while qualitative factors related to residential real estate loans increased $2.9 million. The increase in modeled losses was primarily related to changes in the economic forecast. The increase in qualitative factors was due primarily to an increase in risk level and elevated past due loans in the segment. There were no specific allocations for residential real estate loans that were evaluated for expected credit losses on a individual basis at December 31, 2023 or September 30, 2024.
The allowance allocated to single-family interim construction loans totaled $11.6 million, or 2.7% of total single-family interim construction loans as of September 30, 2024, compared to $17.4 million, or 3.4% of single-family interim construction loans as of December 31, 2023. The allowance for credit losses decreased $5.8 million, or 33.5% for the period due to decreased modeled expected credit losses of $7.1 million offset by a $1.3 million increase in qualitative factors. The decrease in modeled losses was primarily related to improvements in the housing price index used in the calculation in addition to the decrease in loan balances in this portfolio segment. The increase in qualitative factors was due to an elevated level of past due loans in the segment. There were no specific allocations for single-family interim construction loans that were evaluated for expected credit losses on an individual basis at December 31, 2023 or September 30, 2024.
Refer to Note 4. Loans, Net and Allowance for Credit Losses on Loans, in the notes to the consolidated financial statements included elsewhere in this report for additional details of the allowance for credit losses on loans.

Additional information related to net charge-offs (recoveries) by loan type is presented in the table below for the nine months ended September 30, 2024 and 2023:

(dollars in thousands)	Net Charge-offs (Recoveries)	Average Loans	Ratio of Annualized Net Charge-offs (Recoveries) to Average Loans
September 30, 2024
Commercial	$1,073	$2,189,498	0.07%
Mortgage warehouse purchase loans	—	503,893	—
Real estate:
Commercial	(66)	8,360,462	—
Commercial construction, land and land development	(100)	1,171,062	(0.01)
Residential	44	1,706,952	—
Single-family interim construction	2,582	460,203	0.75
Agricultural	17	111,711	0.02
Consumer	39	74,897	0.07
Total	$3,589	$14,578,678	0.03%

September 30, 2023
Commercial	$(328)	$2,205,811	(0.02)%
Mortgage warehouse purchase loans	—	379,482	—
Real estate:
Commercial	—	7,948,829	—
Commercial construction, land and land development	1,085	1,170,315	0.12
Residential	—	1,627,403	—
Single-family interim construction	—	491,849	—
Agricultural	1	121,380	—
Consumer	9	81,535	0.01
Total	$767	$14,026,604	0.01%
For the nine months ended September 30, 2024, net charge-offs totaled $3.6 million, which is 0.03% (annualized) of the Company's average loans outstanding during the period, compared to net charge-offs of $767 thousand, or 0.01% (annualized) of average loans for the nine months ended September 30, 2023. The majority of the 2024 charge-offs were due to a single-family interim construction loan relationship that was partially charged down $2.6 million during foreclosure and subsequently sold during the second quarter. Additionally, one commercial loan relationship totaling $906 thousand was charged-off during the period.
Allowance for Credit Losses - Off-Balance Sheet Credit Exposures
The allowance for credit losses on off-balance sheet credit exposures is calculated under the CECL model, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. Off-balance sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit detailed in Note 6. Off-Balance Sheet Arrangements, Commitments and Contingencies. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur based on historical utilization rates. At September 30, 2024 and December 31, 2023, the allowance for credit losses on off-balance sheet credit exposures was $3.4 million and $3.9 million, respectively.

Cash and Cash Equivalents
Cash and cash equivalents increased by $626.1 million, or 86.7% to $1.3 billion at September 30, 2024 from $722.0 million at December 31, 2023. Cash and cash equivalent balances can vary due to cash needs and volatility of commercial accounts. In addition, the increase in balances as of September 30, 2024 is primarily due to an increased liquidity position due to lower loan demand during the period.
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
The fair value of the Company's available for sale securities decreased $83.2 million, or 5.2%, to $1.5 billion at September 30, 2024 from $1.6 billion at December 31, 2023. The decrease was primarily due to net paydowns, maturities and calls during the year offset by a decrease of $45.2 million in total unrealized losses due to improvement in market conditions. The amortized cost of held to maturity securities decreased $1.4 million, or 0.7%, to $203.9 million as of September 30, 2024 from $205.2 million as of December 31, 2023.
Total securities represented 9.2% and 9.5% of the Company’s total assets at September 30, 2024 and December 31, 2023, respectively.
There were no sales of securities during the three and nine months ended September 30, 2024 and September 30, 2023.
Certain investment securities are valued at less than their amortized cost. At September 30, 2024, the Company's review of all securities at an unrealized loss position determined that the losses resulted from factors not related to credit quality. This conclusion is based on the Company's analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors for each security type in the portfolio. The unrealized losses are generally due to increases in market interest rates. Furthermore, the Company has the intent to hold these securities until maturity or a forecasted recovery, and it is more likely than not that the Company will not have to sell the securities before the recovery of their cost basis. The fair value is expected to recover as the securities approach their maturity date. As such, there is no allowance for credit losses on available for sale or held to maturity securities recognized as of September 30, 2024. Refer to Note 3. Securities for more information on the Company's analysis of credit losses on securities available for sale and held to maturity.
Goodwill
Goodwill decreased $518.0 million, or 52.1%, to $476.0 million as of September 30, 2024 from $994.0 million as of December 31, 2023 due to an impairment charge taken during the second quarter, as discussed elsewhere in this report.
Liabilities
The Company’s total liabilities increased minimally by $1.7 million, and totaled $16.6 billion at September 30, 2024 and December 31, 2023 with significant components discussed below.
Deposits
Total deposits increased $272.0 million, or 1.7%, to $16.0 billion as of September 30, 2024 to $15.7 billion as of December 31, 2023. A shift from non-interest bearing deposits to interest-bearing deposits continued during the nine months ended September 30, 2024. Brokered deposits decreased to $2.2 billion at September 30, 2024 from $2.5 billion at December 31, 2023. Estimated uninsured deposits, excluding public funds deposits, totaled $5.0 billion, or 31.3% of total deposits as of September 30, 2024.

FHLB Advances
FHLB advances decreased $350.0 million, or 100.0%, to zero at September 30, 2024 from $350.0 million at December 31, 2023. The decrease was due to an improved liquidity position and replacing short-term FHLB advances with BTFP advances as a lower cost alternative.
Other Borrowings
Other borrowings increased $182.9 million, or 67.3%, to $454.8 million at September 30, 2024 from $271.8 million at December 31, 2023. The increase is mainly due to the issuance of $175.0 million subordinated debentures (net of $3.8 origination costs) and an advance of $155.0 million from the BTFP offset by the redemption of $110.0 million subordinated debentures and repayment of $33.8 million on the Company's unsecured line of credit.
Other Liabilities
Other liabilities decreased $103.4 million, or 44.4%, to $129.7 million at September 30, 2024 from $233.0 million at December 31, 2023. The decrease is primarily due to payment of the $100.0 million legal settlement during second quarter that was previously accrued at December 31, 2023.
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
Total stockholders' equity was $1.9 billion at September 30, 2024, a decrease of approximately $453.7 million from December 31, 2023. The net decrease was a result of a net loss of $448.9 million, dividends paid of $47.3 million and common stock repurchased of $2.9 million offset by a decrease of $37.9 million in other comprehensive losses and stock based compensation of $7.5 million.
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
Liquidity risk management is an important element in the Company’s asset/liability management process. The Company's liquidity position is continuously monitored and adjustments are made to the balance between sources and uses of funds as deemed appropriate. The Company’s short-term and long-term liquidity requirements are primarily to fund on-going operations, including payment of interest on deposits and debt, extensions of credit to borrowers, capital expenditures and shareholder dividends. These liquidity requirements are met primarily through cash flow from operations, redeployment of pre-paid and maturing balances in the Company’s loan and investment portfolios, debt financing and increases in customer deposits. The Company’s liquidity position is supported by management of liquid assets and liabilities and access to alternative sources of funds. Liquid assets include cash, interest-bearing deposits in banks, federal funds sold, securities available for sale and maturing or prepaying balances in the Company’s investment and loan portfolios. Liquid liabilities include core deposits, brokered deposits, federal funds purchased and other borrowings. Other sources of liquidity include the sale of loans, the issuance of additional collateralized borrowings such as FHLB advances, the issuance of debt securities, borrowings through the Federal Reserve’s discount window and the Bank Term Funding Program through the program's expiration date and the issuance of equity securities. In addition to the liquidity provided by the sources described above, the Company maintains correspondent relationships with other banks in order to sell loans or purchase overnight funds should additional liquidity be needed. The Company's $100.0 million line of credit also provides an additional source of liquidity. As of October 21, 2024, the Company had no outstanding borrowings against this line of credit. For additional information regarding the Company’s operating, investing and financing cash flows, see the Consolidated Statements of Cash Flows provided in the Company’s consolidated financial statements.
Deposits represent the Company’s primary source of funds. The Company continues to focus on growing core deposits through the Company’s relationship driven banking philosophy and community-focused marketing programs. As needed from time to time, the Company may engage in wholesale funding through brokered deposits to enhance its liquidity position. To avoid concentrations with any one broker, brokered deposits can be accessed from a variety of brokers acting as intermediaries, typically larger money-center financial institutions as well as broker networks including Certificate of Deposit Account Registry Service (CDARS), IntraFi Cash Service (ICS) & Total Bank Solutions (TBS) among other sources. During 2023, the Company increased the use of higher-cost brokered deposits to secure additional liquidity due to the competitive deposit environment resulting from the interest rate increases over the year. During the nine months ended September 30, 2024, wholesale brokered funding has decreased as core deposits have stabilized.
The following table summarizes the Company’s short-term borrowing capacities net of balances outstanding as of September 30, 2024 (in thousands):

Unsecured fed funds lines available from commercial banks	$405,000
American Financial Exchange (overnight borrowings)	$374,000
Unused borrowing capacity from FHLB	$4,969,087
Unused borrowing capacity under Fed Discount window	$1,002,486
Unused portion of line of credit	$100,000

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
As discussed in the Company's Annual Report of Form 10-K, the Company had accrued $100.0 million in connection with the settlement of the Stanford lawsuit. The Company paid this obligation in the second quarter 2024.
In the third quarter 2024, the Company completed the issuance and sale of $175.0 million aggregate principal amount of its 8.375% fixed-to-floating rate subordinated debentures and simultaneously redeemed $110.0 million of its outstanding 5.875% fixed rate subordinated debentures due August 1, 2024. Refer to Note 5. Federal Home Loan Bank Advances and Other Borrowings for more details.
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
During the first half of 2024, continued market volatility in the banking sector resulted in the Company's stock trading below book value. In addition, entering into a merger agreement with SSB in second quarter 2024 as described in Note 1. Summary of Significant Accounting Policies, triggered an interim assessment as the terms of the merger indicated an implied consideration less than book value. The Company determined the estimated fair value of the Company was equal to the implied valuation of the transaction based on the conversion ratio to SSB's stock price. As such, an impairment charge of $518.0 million was recorded in second quarter to reduce the Company's carrying value to estimated fair value. The impairment was a non-cash charge to earnings and had no impact to regulatory capital ratios, cash flows, or liquidity position.
During the third quarter 2024, market conditions in the industry stabilized and stock values for both SSB and the Company increased resulting in the Company's implied value, as noted above, exceeding its book value as of September 30, 2024, and indicating no further decline in value that would trigger an interim assessment or additional impairment charge.
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
The Company’s asset liability management model indicated that it was in a liability sensitive position in terms of its income simulation as of September 30, 2024. The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 100 basis point decrease in interest rates on net interest income over twelve months based on the interest rate risk model as of September 30, 2024:

Hypothetical Shift in Interest Rates (in bps)	% Change in Projected Net Interest Income
200	(7.44)%
100	(3.25)
(100)	2.88
The Company's model indicates that its projected balance sheet as of September 30, 2024 remains in a liability sensitive position as compared to the December 31, 2023 balance sheet. Loan demand slowed during the period and was funded with growth in traditional core deposit products. Additionally, growth in time deposits, primarily in 6-to-13-month maturities, have continued to keep term funding levels relatively short. The Company has strategically positioned the duration of its liabilities to remain short in order to maximize its ability to grow net interest income during periods of flat or falling interest rates.

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

PART II
ITEM 1. LEGAL PROCEEDINGS
There have been no material developments with respect to the matters identified in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.
Otherwise, in the normal course of business, the Company and the Bank are named as defendants in various lawsuits. Management of the Company and the Bank, following consultation with legal counsel, do not expect the ultimate disposition of any, or a combination, of these matters to have a material adverse effect on the continued operations of the Company or the Bank.

ITEM 1A. RISK FACTORS
In evaluating an investment in the Company's common stock, investors should consider carefully, among other things, the risk factors disclosed below and the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, each of which are incorporated herein by reference, and in the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements.

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
The following table summarizes the Company's repurchase activity during the three and nine months ended September 30, 2024:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan (thousands)
Total first quarter 2024	24,354	$46.36	—	$—
Total second quarter 2024	412	43.81	—	—
July 2024	32,897	51.73	—	—
August 2024	122	51.69	—	—
September 2024	70	55.86	—	—
Total third quarter 2024	33,089	51.73	—	—
Total 2024 year-to-date	57,855	$49.42	—	$—
____________
(1)    All 57,855 shares purchased to settle employee tax withholding related to vesting of restricted stock awards. These transactions are not considered part of the Company's repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2024.

ITEM 6. EXHIBITS
The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit 4.1
Subordinated Debt Indenture, dated as of June 25, 2014, by and between Independent Bank Group, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.6 to the Company’s Amendment No. 1 to Registration Statement on Form S-3 (Registration No. 333-196627) as filed with the Commission on June 25, 2014)

Exhibit 4.2
Fourth Supplemental Indenture, dated as of July 31, 2024, between Independent Bank Group, Inc. and Computershare Trust Company, National Association, as successor in interest to Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated July 29, 2024)

Exhibit 4.3
Form of 8.375% Fixed-to-Floating Rate Subordinated Notes due 2034 (included in Exhibit 4.2) (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated July 29, 2024)

Exhibit 10.1
Eighth Amendment to Credit Agreement between Independent Bank Group, Inc. and US Bank National Association dated July 22, 2024, including the revised Credit Agreement as Exhibit A thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 19, 2024)

Exhibit 10.2
Underwriting Agreement, dated as of July 29, 2024, by and among Independent Bank Group, Inc., Keefe, Bruyette & Woods, Inc. and U.S. Bancorp Investments, Inc. (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated July 29, 2024)

Exhibit 31.1*	Chief Executive Officer Section 302 Certification

Exhibit 31.2*	Chief Financial Officer Section 302 Certification

Exhibit 32.1**	Chief Executive Officer Section 906 Certification

Exhibit 32.2**	Chief Financial Officer Section 906 Certification

Exhibit 101.INS *	XBRL Instance Document-the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH *	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 is formatted as Inline XBRL and contained within Inline XBRL Instance Document in Exhibit 101.

*	Filed herewith.

**	Furnished herewith (such certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference)

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Independent Bank Group, Inc.

Date:	October 22, 2024	By: /s/ David R. Brooks

David R. Brooks
Chairman and Chief Executive Officer

Date:	October 22, 2024	By: /s/ Paul B. Langdale

Paul B. Langdale
Executive Vice President
Chief Financial Officer